Form 10-Q
period 2007-06-30
KKR Financial Holdings LLC
filed 2007-08-02
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-33437

KKR FINANCIAL HOLDINGS LLC

(Exact name of registrant as specified in its governing instruments)

Delaware	11-3801844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 California Street, 50th Floor San Francisco, California	94104
(Address of principal executive offices)	(Zip Code)

(415) 315-3620

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐   No ☒

The registrant’s number of common shares outstanding as of August 1, 2007 was 80,498,990.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	June 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$23,481	$5,125
Restricted cash and cash equivalents	713,219	138,065
Trading securities, $6,530,082 and $0 pledged as collateral as of June 30, 2007 and December 31, 2006, respectively	6,587,422	—
Securities available-for-sale, $1,180,412 and $8,336,435 pledged as collateral as of June 30, 2007 and December 31, 2006, respectively	1,438,966	8,500,636
Loans ($4,565,474 and $0 at fair value as of June 30, 2007 and December 31, 2006, respectively), net of allowance for loan losses of $0 and $1,500 as of June 30, 2007 and December 31, 2006, respectively	9,817,232	8,442,021
Derivative assets	80,786	63,433
Interest receivable	104,694	84,048
Principal receivable	26,315	4,540
Non-marketable equity securities	173,823	166,323
Investment in unconsolidated affiliate	—	104,035
Other assets	131,360	56,951
Total assets	$19,097,298	$17,565,177
Liabilities
Repurchase agreements	$2,393,138	$4,457,089
Collateralized loan obligation senior secured notes	4,621,000	2,252,500
Collateralized loan obligation junior secured notes to affiliates	431,293	—
Asset-backed secured liquidity notes	8,942,827	8,705,601
Secured revolving credit facility	156,531	34,710
Secured demand loan	41,658	41,658
Junior subordinated notes	329,908	257,743
Accounts payable, accrued expenses and other liabilities	376,205	45,237
Accrued interest payable	41,973	36,991
Accrued interest payable to affiliates	8,256	—
Related party payable	11,186	6,901
Income tax liability	500	601
Securities sold, not yet purchased	58,491	—
Derivative liabilities	1,805	2,715
Total liabilities	17,414,771	15,841,746
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common shares, no par value, 250,000,000 shares authorized and 80,464,713 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Paid-in-capital	1,677,827	1,671,135
Accumulated other comprehensive income	65,768	70,520
Accumulated deficit	(61,068)	(18,224)
Total shareholders’ equity	1,682,527	1,723,431
Total liabilities and shareholders’ equity	$19,097,298	$17,565,177

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net investment income:
Securities interest income	$114,294	$94,010	$229,902	$173,974
Loan interest income	148,993	130,098	282,735	255,204
Dividend income	884	912	1,858	1,795
Other interest income	5,960	1,807	8,647	3,652
Total investment income	270,131	226,827	523,142	434,625
Interest expense	(210,219)	(175,094)	(410,285)	(331,657)
Interest expense to affiliates	(8,256)	—	(8,256)	—
Net investment income	51,656	51,733	104,601	102,968
Other income:
Net unrealized loss on trading securities and loans carried at fair value	(16,821)	—	(14,052)	—
Net realized and unrealized gain on derivatives and foreign exchange	6,481	3,299	13,619	3,309
Net realized gain on investments	26,752	691	33,696	2,139
Fee and other income	2,540	458	4,588	673
Total other income	18,952	4,448	37,851	6,121
Non-investment expenses:
Related party management compensation	15,114	13,778	34,413	28,218
Professional services	806	548	1,347	1,495
Loan servicing expense	3,126	3,720	6,389	7,716
Insurance expense	192	274	386	498
Directors expenses	285	375	605	748
General and administrative expenses	3,756	2,436	9,764	4,664
Total non-investment expenses	23,279	21,131	52,904	43,339
Income before equity in income of unconsolidated affiliate and income tax expense	47,329	35,050	89,548	65,750
Equity in income of unconsolidated affiliate	5,725	—	12,706	—
Income before income tax expense	53,054	35,050	102,254	65,750
Income tax expense	83	119	859	431
Net income	$52,971	$34,931	$101,395	$65,319
Net income per common share:
Basic	$0.67	$0.45	$1.29	$0.84
Diluted	$0.66	$0.44	$1.26	$0.82
Weighted-average number of common shares outstanding:
Basic	78,770	77,675	78,769	77,675
Diluted	80,462	79,410	80,334	79,237
Distributions declared per common share	$0.56	$0.45	$1.10	$0.85

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Amounts in thousands)

			Accumulated
			Other			Total
	Common	Paid-In	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Capital	Income	Deficit	Income	Equity
Balance at January 1, 2007	80,465	$1,671,135	$70,520	$(18,224)		$1,723,431
Cumulative effect of adjustment from adoption of SFAS No. 159	—	—	—	(55,728)		(55,728)
Net income	—	—	—	101,395	$101,395	101,395
Net change in unrealized gain on cash flow hedges	—	—	10,078	—	10,078	10,078
Net change in unrealized gain or loss on securities available-for-sale	—	—	(14,830)	—	(14,830)	(14,830)
Comprehensive income					$96,643
Cash distributions on common shares	—	—	—	(88,511)		(88,511)
Amortization of restricted common shares	—	6,254	—	—		6,254
Amortization of common share options	—	438	—	—		438
Balance at June 30, 2007	80,465	$1,677,827	$65,768	$(61,068)		$1,682,527

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income	$101,395	$65,319
Adjustments to reconcile net income to cash provided by operating activities:
Net realized and unrealized gain on derivatives	(13,628)	(547)
Net realized and unrealized (gain) loss on foreign exchange	9	(1,316)
Write-off of capitalized costs	2,247	—
Share-based compensation	6,692	11,926
Net unrealized loss on trading securities and loans carried at fair value	14,052	142
Net gain on sale of securities available-for-sale	(29,931)	(1,864)
Net gain on sale of loans	(3,765)	(275)
Depreciation and net amortization	3,869	912
Deferred income tax benefit	—	(398)
Equity in income of unconsolidated affiliate	(12,706)	—
Changes in assets and liabilities:
Interest receivable	(2,068)	(15,876)
Other assets	(38,332)	(5,211)
Related party payable	4,289	1,603
Accounts payable, accrued expenses and other liabilities	(1,843)	56,729
Accrued interest payable	(35,983)	5,872
Accrued interest payable to affiliates	8,256	—
Income tax liability	(101)	—
Net cash provided by operating activities	2,452	117,016
Cash flows from investing activities:
Principal payments on trading securities	951,765	—
Purchase of securities available-for-sale	(222,824)	(2,206,292)
Principal payments on securities available-for-sale	107,583	1,067,842
Proceeds from sale of securities available-for-sale	516,866	45,556
Purchase of loans	(1,525,730)	(1,309,627)
Principal payments on loans	1,204,667	1,458,291
Proceeds from sale of loans	527,284	164,936
Purchases of non-marketable equity securities	(7,500)	(91,621)
Proceeds from sales of securities sold, not yet purchased	75,691	—
Proceeds from non-marketable equity securities	—	4,692
Net settlement from derivatives	4,140	973
Net additions to restricted cash and cash equivalents	(575,154)	(25,031)
Restricted cash and cash equivalents acquired due to consolidation of KKR Financial CLO 2007-1, Ltd.	57,104	—
Additions of leasehold improvements and equipment	(232)	(3,594)
Investment in unconsolidated affiliate	(60,327)	—
Net cash provided by (used in) investing activities	1,053,333	(893,875)
Cash flows from financing activities:
Net change in repurchase agreements	(3,992,228)	(4,614,356)
Net change in asset-backed secured liquidity notes	237,226	5,301,401
Proceeds from borrowings:
Collateralized loan obligation senior secured notes	2,368,500	25,000
Collateralized loan obligation junior secured notes to affiliates	262,103	—
Secured revolving credit facility	553,035	760,171
Secured demand loan	—	2,372,236
Junior subordinated notes	70,000	100,000
Other capitalized costs	(16,340)	(21,037)
Repayments of borrowings:
Secured demand loan	—	(2,371,088)
Secured revolving credit facility	(431,214)	(701,577)
Distributions on common shares	(88,511)	(68,317)
Net cash (used in) provided by financing activities	(1,037,429)	782,433
Net increase in cash and cash equivalents	18,356	5,574
Cash and cash equivalents at beginning of period	5,125	16,110
Cash and cash equivalents at end of period	$23,481	$21,684

Supplemental cash flow information:
Cash paid for interest	$424,725	$432,010
Cash paid for taxes	$1,590	$3,518
Non-cash investing and financing activities:
Net payable for securities purchases	$312,553	$212,299
Transfers of loans held for investment to held for sale	$—	$107,456
Affiliate contributions for collateralized loan obligation junior secured notes	$169,209	$—

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries, the “Company” or “KKR Financial”, is a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. The Company seeks to achieve its investment objective by investing in (i) corporate loans and debt securities, (ii) marketable equity securities, and (iii) non-marketable equity securities. The Company also makes opportunistic investments in other asset classes from time to time, including investments in residential and commercial mortgage loans and securities. The Company invests in both cash and derivative instruments.

KKR Financial Holdings LLC is a Delaware limited liability company and was organized on January 17, 2007.  KKR Financial Holdings LLC is the successor to KKR Financial Corp., a Maryland Corporation.  KKR Financial Corp. was originally incorporated in the State of Maryland on July 7, 2004 and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  On May 4, 2007, KKR Financial Holdings LLC completed a restructuring transaction, pursuant to which KKR Financial Corp. (the “REIT Subsidiary”) became a subsidiary of KKR Financial Holdings LLC and each outstanding share of KKR Financial Corp.’s common stock was converted into one of KKR Financial Holdings LLC’s common shares, which are publicly traded on the New York Stock Exchange.  KKR Financial Holdings LLC will not be treated as a REIT for U.S. federal income tax purposes; however, KKR Financial Holdings LLC intends to be treated as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes.

The restructuring transaction has been accounted for as a reorganization of entities under common control whereby the consolidated assets and liabilities of the Company were recorded at the historical cost of KKR Financial Corp. as reflected on KKR Financial Corp.’s consolidated financial statements. The Company is considered as the successor of KKR Financial Corp. for accounting purposes, and KKR Financial Corp.’s consolidated financial statements for prior periods are the Company’s historical consolidated financial statements presented herein.

KKR Financial Advisors LLC (the “Manager”), a wholly owned subsidiary of KKR Financial LLC, manages the Company pursuant to a management agreement (the “Management Agreement”). The Company, KKR Financial LLC, and the Manager are affiliates of Kohlberg Kravis Roberts & Co. L.P.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, its REIT Subsidiary, its domestic and foreign taxable corporate subsidiaries, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

Consolidation

The Company consolidates all non-variable interest entities in which it holds a greater than 50 percent voting interest. The Company also consolidates all variable interest entities (“VIEs”) for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, as revised (“FIN 46R”). In general, FIN 46R requires an enterprise to consolidate a VIE when the enterprise holds a variable interest in the VIE and is deemed to be the primary beneficiary of the VIE. An enterprise is the primary beneficiary if it absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both.

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), and KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), are entities established to complete secured financing transactions. These entities are VIEs and are not considered to be qualifying special-purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these consolidated financial statements. Additionally, the Company is the primary beneficiary of six residential mortgage loan securitization trusts that are not considered to be QSPEs under SFAS No. 140 and the Company has therefore included the accounts of these entities in these consolidated financial statements.

All inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other interest income.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent amounts that are held by third parties under certain of the Company’s financing and derivative transactions. Interest income earned on restricted cash and cash equivalents is recorded in other interest income.

Trading Securities

Effective January 1, 2007, the Company classifies its investments in residential mortgage-backed securities as trading securities (see “Recent Accounting Pronouncements”).  These investments are carried at estimated fair value, with unrealized gains and losses reported in income. Estimated fair values are based on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.  Unamortized premiums and discounts on securities that are highly rated are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of residential mortgage-backed securities), unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method.  Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Securities Available-for-Sale

The Company classifies its investments in securities other than residential mortgage-backed securities as available-for-sale since the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

The Company monitors its available-for-sale securities portfolio for impairments. A loss is recognized when the Company determines that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

Unamortized premiums and discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Non-marketable Equity Securities

Non-marketable equity securities consist primarily of private equity investments. These investments are accounted for under the cost method. The Company reviews these investments quarterly for possible other-than-temporary impairment. The Company reduces the carrying value of the investment and recognizes a loss when the Company considers a decline in estimated fair value below the cost basis of the security to be other-than-temporary.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased are marketable equity securities that the Company has sold, but did not own prior to the sale. In order to facilitate a short sale, the Company has to borrow the securities from another party and deliver them to the buyer.  The Company will be required to “cover” its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale.  Changes in the value of these securities are reflected in net unrealized gain or loss on trading securities and loans carried at fair value.

Loans

The Company purchases pools of residential mortgage whole loans and participations in corporate leveraged loans and commercial real estate loans in the primary and secondary market. Loans are held for investment and the Company initially records loans at their purchase prices. Effective January 1, 2007, the Company accounts for residential mortgage loans at fair value with changes in fair value recorded in income (see “Recent Accounting Pronouncements”). For non-residential mortgage loans, the Company accounts for these loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. In certain instances, where the credit fundamentals underlying a particular loan have materially changed in such a manner that the Company’s expected return may decrease, the Company may elect to sell a loan held for investment due to adverse changes in credit fundamentals. Once the determination has been made by the Company that it will no longer hold the loan for investment, the Company accounts for the loan at the lower of amortized cost or estimated fair value.

Interest income on loans represents interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. For corporate and commercial real estate loans, unamortized premiums and discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method. For residential mortgage loans, unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method.

Allowance and Provision for Loan Losses

The Company maintains an allowance for loan losses at a level that the Company believes is adequate based on an evaluation of known and inherent risks related to its loan investments. When determining the adequacy of the allowance for loan losses the Company considers historical and industry loss experience, economic conditions and trends, the estimated fair values of its loans, credit quality trends and other factors that the Company determines are relevant. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment.

The Company’s investments in commercial real estate loans and corporate loans are not homogeneous and the Company individually reviews each of the loans for impairment and uses relevant information in its analysis, including current estimated fair values, current valuation multiples, estimated fair values and quality of collateral, projected operating cash flows and projected liquidation cash flows. The Company considers a loan to be impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due to it based on the contractual terms of the loan. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Increases in the allowance for loan losses are recognized in the Company’s results of operations as a provision for loan losses. When the Company makes a determination that some or all of a loan is uncollectible, the Company charges-off or writes-down the loan and the allowance for loan losses is reduced.

An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan decreases below the Company’s carrying value of such loan. While on non-accrual status, previously recognized accrued interest is reversed and interest income is recognized only upon actual receipt.

As disclosed under “Recent Accounting Pronouncements” upon adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) as of January 1, 2007, the Company accounts for its investments in residential mortgage loans at fair value and therefore does not record an allowance for loan losses for these investments.

Leasehold Improvements and Equipment

Leasehold improvements and equipment are carried at cost less depreciation and amortization and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Leasehold improvements and equipment, net of accumulated depreciation and amortization, are included in other assets.

Borrowings

The Company finances the acquisition of its investments, including loans, trading securities and securities available-for-sale, primarily through the use of secured borrowings in the form of securitization transactions structured as secured financings, repurchase agreements, asset-backed secured liquidity notes, warehouse facilities, demand loans, and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

Trust Preferred Securities

Trusts formed by the Company for the sole purpose of issuing trust preferred securities are not consolidated by the Company in accordance with FIN 46R as the Company has determined that it is not the primary beneficiary of such trusts. The Company’s investment in the common securities of such trusts is included in other assets on the Company’s consolidated financial statements.

Derivative Financial Instruments

The Company recognizes all derivatives on its consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, the Company records changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income. The Company subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in current period other income.

The Company formally documents its hedge relationships at inception, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Company’s evaluation of effectiveness of its hedged transactions. Periodically, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), the Company also formally assesses whether the derivative it designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If the Company determines that a derivative is not highly effective as a hedge, it discontinues hedge accounting.

Foreign Currency

The Company makes investments in non-U.S. dollar denominated securities and loans. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the U.S. dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in a foreign currency are converted to the U.S. dollar using prevailing exchange rates on the balance sheet date. Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the U.S. dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in other income.

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. See Note 12 for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Compensation

The Company accounts for share-based compensation issued to its directors and to its Manager using the fair value based methodology prescribed by SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed ratably over the vesting period. Compensation cost related to restricted common shares and common share options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the graded vesting attribution method pursuant to SFAS No. 123(R) to amortize compensation expense for the restricted common shares and common share options granted to the Manager.

Income Taxes

The Company is no longer treated as a REIT for U.S. federal income tax purposes; however, the Company intends to be treated as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. Therefore, the Company is not subject to U.S. federal income tax at the entity level, but is subject to limited state income taxes. Holders of the Company’s shares will be required to take into account their allocable share of each item of the Company’s income, gain, loss, deduction, and credit for the taxable year of the Company ending within or with their taxable year.

The Company’s REIT Subsidiary has elected to be taxed as a REIT and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”), with respect thereto. Accordingly, the Company’s REIT Subsidiary is not subject to federal income tax to the extent that its distributions satisfy the REIT requirements and certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even though the Company’s REIT Subsidiary qualifies for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on the REIT Subsidiary’s taxable income.

KKR TRS Holdings, Inc. (“TRS Inc.”), KKR TRS Holdings, Ltd. (“TRS Ltd.”), CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-1 are not consolidated for federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS Inc., a domestic taxable corporate subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code.

Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of each consolidated balance sheet date. TRS Ltd., CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-1, the Company’s foreign taxable corporate subsidiaries, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable corporate subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the quarter ended June 30, 2007 were required; however, the Company will generally be required to include their current taxable income in the calculation of its taxable income allocable to shareholders.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share, the Company presents both basic and diluted earnings per common share (“EPS”) in its consolidated financial statements and footnotes thereto. Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common shareholders by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of common share options and unvested restricted common shares, if they are not anti-dilutive. See Note 3 for EPS computations.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are free-standing derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. The Company adopted SFAS No. 155 as of the beginning of 2007 and the adoption of SFAS No. 155 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The Company adopted SFAS No. 157 as of the beginning of 2007 and the adoption of SFAS No. 157 did not have a material impact on the manner in which the Company measures the fair value of its financial instruments, but did result in certain additional disclosures, which are contained in Note 13.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value (i.e., the fair value option). The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

The Company adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option for its investments in residential mortgage loans and residential mortgage-backed securities. Additionally, the Company intends to consistently apply the election of the fair value option to any future residential mortgage investments. The Company has elected the fair value option for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of residential mortgage investments. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2007 due to the adoption of SFAS No. 159 was a loss of $55.7 million.  The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2007 (amounts in thousands):

			Carrying Value at
		Transition Adjustment to	January 1, 2007
	Carrying Value at	Accumulated Deficit	(After Adoption of
	January 1, 2007	Gain/(Loss)	SFAS No. 159)
Residential mortgage loans	$5,109,261	$(35,653)	$5,073,608
Allowance for loan losses	(1,500)	1,500	—
Residential mortgage-backed securities (1)	7,536,196	(21,575)	7,536,196
Cumulative effect of the adoption of the fair value option		$(55,728)

(1)             Prior to January 1, 2007, residential mortgage-backed securities were classified as available-for-sale and carried at fair value.  Accordingly, the election of the fair value option for mortgage-backed securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive income to beginning accumulated deficit.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

Note 3. Earnings per Share

The Company calculates basic net income per common share by dividing net income for the period by the weighted-average number of its common shares outstanding for the period. Diluted net income per common share takes into account the effect of dilutive instruments, such as common share options and unvested restricted common shares, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of common shares outstanding. The following table presents a reconciliation of basic and diluted net income per common share for the three and six months ended June 30, 2007 and June 30, 2006 (amounts in thousands, except per share information):

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic:
Net income	$52,971	$34,931	$101,395	$65,319
Weighted-average number of common shares outstanding	78,770	77,675	78,769	77,675
Basic net income per common share	$0.67	$0.45	$1.29	$0.84
Diluted:
Net income	$52,971	$34,931	$101,395	$65,319
Weighted-average number of common shares outstanding	78,770	77,675	78,769	77,675
Plus: Incremental shares from assumed conversion of dilutive instruments	1,692	1,735	1,565	1,562
Adjusted weighted-average number of common shares outstanding	80,462	79,410	80,334	79,237
Diluted net income per common share	$0.66	$0.44	$1.26	$0.82

Note 4. Trading Securities

Upon adoption of SFAS No. 159 as of January 1, 2007, the Company elected the fair value option for its investments in residential mortgage-backed securities.  As of December 31, 2006, the Company’s investments in residential mortgage-backed securities were classified as securities available-for-sale; however, in accordance with SFAS No.159, the election of the fair value option for the Company’s residential mortgage-backed securities results in these investments being classified as trading securities as of January 1, 2007. As of June 30, 2007, trading securities totaled $6.6 billion.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged trading securities for borrowings under repurchase agreements and asset-backed secured liquidity notes.  As of June 30, 2007, $6.5 billion of trading securities were pledged as collateral for both borrowings under repurchase agreements and as collateral for asset-backed secured liquidity notes.

As of June 30, 2007, the Company had securities sold, not yet purchased with a par value of $58.9 million and an unrealized gain of $0.4 million which is included in net unrealized loss on trading securities and loans carried at fair value on the Company’s consolidated statement of operations. Securities sold, not yet purchased consist of marketable equity securities that the Company has sold short.

Note 5. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of June 30, 2007, which are carried at estimated fair value (amounts in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value
Commercial mortgage-backed securities	$32,000	$—	$(391)	$31,609
Corporate securities	1,336,871	24,700	(22,495)	1,339,076
Common and preferred stock	65,694	3,000	(413)	68,281
Total	$1,434,565	$27,700	$(23,299)	$1,438,966

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2007 (amounts in thousands):

	Less than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial mortgage-backed securities	$31,609	$(391)	$—	$—	$31,609	$(391)
Corporate securities	1,319,486	(19,077)	19,590	(3,418)	1,339,076	(22,495)
Common and preferred stock	68,281	(413)	—	—	68,281	(413)
Total	$1,419,376	$(19,881)	$19,590	$(3,418)	$1,438,966	$(23,299)

The unrealized losses in the above table are temporary impairments due to market factors and are not reflective of credit deterioration. The Company has performed credit analyses in relation to these investments and has determined that the carrying value of these investments is fully recoverable over their expected holding period. As the Company has the intent and ability to hold these investments until recovery, the unrealized losses are not considered to be other-than-temporary impairments.

The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2006, which are carried at estimated fair value (amounts in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair Value Hedge	Estimated
Description	Cost	Gains	Losses	Adjustment	Fair Value
Residential mortgage-backed securities	$7,557,771	$16,130	$(37,705)	$—	$7,536,196
Commercial mortgage-backed securities	32,000	36	—	(13)	32,023
Asset-backed securities	31,071	203	(37)	—	31,237
Corporate securities	799,900	36,697	(4,385)	—	832,212
Common and preferred stock	68,113	1,314	(459)	—	68,968
Total	$8,488,855	$54,380	$(42,586)	$(13)	$8,500,636

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2006 (amounts in thousands):

	Less than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Residential mortgage- backed securities	$—	$—	$1,853,323	$(37,705)	$1,853,323	$(37,705)
Asset-backed securities	7,462	(37)	—	—	7,462	(37)
Corporate securities	61,848	(4,106)	18,907	(279)	80,755	(4,385)
Common and preferred stock	33,063	(459)	—	—	33,063	(459)
Total	$102,373	$(4,602)	$1,872,230	$(37,984)	$1,974,603	$(42,586)

The unrealized losses in the above table are temporary impairments due to market factors and are not reflective of credit deterioration. The Company has performed credit analyses in relation to these investments and has determined that the carrying value of these investments is fully recoverable over their expected holding period. As the Company has the intent and ability to hold these investments until recovery, the unrealized losses are not considered to be other-than-temporary impairments.

During the three and six months ended June 30, 2007, the Company’s gross realized gains from the sales of available-for-sale securities were $27.4 million and $32.1 million, respectively. The Company had gross realized losses of $1.5 million and $2.2 million from the sales of available-for-sale securities during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2006, the Company’s gross realized gains from the sales of available-for-sale securities were $1.4 million and $2.2 million, respectively. The Company had gross realized losses of $0.1 million from the sales of available-for-sale securities during the three months and six months ended June 30, 2006.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of June 30, 2007 (amounts in thousands):

	Commercial
	Mortgage-Backed	Corporate	Common and
	Securities	Securities(1)	Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$31,609	$66,789	$—
Pledged as collateral for borrowings under secured revolving credit facility	—	55,913	—
Pledged as collateral for borrowings under secured demand loan	—	—	46,202
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	—	979,899	—
Total	$31,609	$1,102,601	$46,202

(1)             Includes asset-backed securities.

The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2006 (amounts in thousands):

	Residential	Commercial
	Mortgage-	Mortgage-
	Backed	Backed	Corporate	Common and
	Securities	Securities	Securities(1)	Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$1,378,199	$32,023	$310,856	$—
Pledged as collateral for asset-backed secured liquidity notes	6,126,699	—	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	—	33,186	—
Pledged as collateral for borrowings under secured demand loan	—	—	—	47,056
Pledged as collateral for collateralized loan obligation senior secured notes	—	—	408,416	—
Total	$7,504,898	$32,023	$752,458	$47,056

(1)             Includes asset-backed securities.

Note 6. Loans

Upon adoption of SFAS No. 159 as of January 1, 2007, the Company elected the fair value option for its investments in residential mortgage loans.  Prior to such election, the loans were carried at net unamortized cost less an allowance for loan losses. As described in Note 2, the Company recorded a transition adjustment to adjust the carrying value of its portfolio of residential mortgage loans to fair value and reverse its allowance for loan losses for its residential mortgage loan portfolio as of January 1, 2007.  The following table summarizes the Company’s loans as of June 30, 2007 and December 31, 2006 (amounts in thousands):

	As of	As of
	June 30, 2007	December 31, 2006
Residential mortgage loans, at fair value	$4,565,474	$—
Residential mortgage loans, at net amortized cost	—	5,109,261
Corporate loans, at net amortized cost	5,137,004	3,225,567
Commercial real estate loans, at net amortized cost	114,754	108,693
Allowance for loan losses for residential mortgage loans	—	(1,500)
Total	$9,817,232	$8,442,021

The following table summarizes the components of the carrying value of the Company’s loans recorded at net amortized cost as of June 30, 2007 (amounts in thousands):

		Unamortized	Net
	Principal	Discount	Amortized Cost
Corporate loans	$5,148,483	$(11,479)	$5,137,004
Commercial real estate loans	114,854	(100)	114,754
Total	$5,263,337	$(11,579)	$5,251,758

The following table summarizes the components of the carrying value of the Company’s loans as of December 31, 2006 (amounts in thousands):

		Unamortized	Net
	Principal	Premium/(Discount)	Amortized Cost
Residential mortgage loans	$5,092,419	$16,842	$5,109,261
Corporate loans	3,232,414	(6,847)	3,225,567
Commercial real estate loans	108,790	(97)	108,693
Allowance for loan losses for residential mortgage loans	(1,500)	—	(1,500)
Total loans, net of allowance for loan losses	$8,432,123	$9,898	$8,442,021

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions. The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of June 30, 2007 (amounts in thousands):

	Residential		Commercial Real
(amounts in thousands)	Mortgage Loans	Corporate Loans	Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$1,180,403	$—	$—
Pledged as collateral for asset-backed secured liquidity notes	3,246,847	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	119,111	—
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	—	5,017,893	114,754
Total	$4,427,250	$5,137,004	$114,754

The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2006 (amounts in thousands):

	Residential		Commercial Real
	Mortgage Loans	Corporate Loans	Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$2,136,419	$596,976	$15,000
Pledged as collateral for asset-backed secured liquidity notes	2,905,586	—	—
Pledged as collateral for borrowings under secured revolving credit facility	—	174,893	—
Pledged as collateral for collateralized loan obligation senior secured notes	—	2,452,066	93,693
Total	$5,042,005	$3,223,935	$108,693

The following table summarizes the delinquency statistics of residential mortgage loans as of June 30, 2007 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	72	$23,109
60 to 89 days	11	3,441
90 days or more	19	5,029
In foreclosure	31	10,488
Total	133	$42,067

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	90	$35,968
60 to 89 days	10	3,040
90 days or more	15	2,855
In foreclosure	18	5,442
Total	133	$47,305

As of June 30, 2007, the aggregate fair value of residential mortgage loans that are 90 days or more past due or in foreclosure approximated the unpaid principal balance of these loans. As of June 30, 2007, the uncollected principal amount of the Company’s residential mortgage loans exceeded their fair value by $38.2 million. As of June 30, 2007, twelve of the residential mortgage loans owned by the Company with an outstanding balance of $3.0 million (not included in the table above) were real estate owned (“REO”) as a result of foreclosure on delinquent loans. As of December 31, 2006, six of the residential mortgage loans owned by the Company with an outstanding balance of $1.3 million (not included in the table above) were REO as a result of foreclosure on delinquent loans. As of June 30, 2007 and December 31, 2006, the estimated fair value of the underlying property for these loans approximated the loan balance and the loans have been reclassified from loans to other assets on the Company’s balance sheet at the lower of cost or estimated fair value less costs of disposal.

As of June 30, 2007, the Company had 50 loans that were either 90 days or greater past due or in foreclosure and placed on non-accrual status. As of June 30, 2007, the Company had not recognized approximately $0.3 million in interest income for loans that were either in non-accrual status or classified as REO.

The following table summarizes the changes in the allowance for loan losses for the Company’s residential mortgage loan portfolio during the six months ended June 30, 2007 (amounts in thousands):

Balance, beginning of period	$1,500
Transition to SFAS No. 159 adjustment to accumulated deficit	(1,500)
Balance, end of period	$—

Corporate Loans

As of June 30, 2007 and December 31, 2006, no corporate loans were delinquent and as of June 30, 2007 and December 31, 2006, the Company had not recorded an allowance for loan losses for its corporate loan portfolio. In reviewing the Company’s portfolio of corporate loans, the Company determined that no loans were impaired as of June 30, 2007 or December 31, 2006.

Note 7. Investment in Unconsolidated Affiliate

During the third quarter of 2006 the Company invested in KKR Financial Holdings I, L.P. (“KFH”), a limited partnership where the Company held a 49.9% limited partnership interest. The remaining 50.1% of KFH was owned by three private investment funds (collectively, the “KKR Strategic Capital Funds”) and the general partner of the KKR Strategic Capital Funds. The KKR Strategic Capital Funds are managed by an affiliate of the Manager and the KFH general partner is 100% owned by the Manager. KFH was formed to hold the subordinated interests in three special purpose entities formed during the third quarter of 2006 for the purpose of completing secured financing transactions in the form of collateralized loan obligation issuances to finance certain investments in corporate loans and securities.  These three special purpose entities were consolidated by KFH since KFH was determined to be the primary beneficiary of these entities under FIN 46R.

During the second quarter of 2007, the three special purpose entities which KFH had previously consolidated were combined in one secured financing transaction, CLO 2007-1 (see description under Borrowings in Note 8). Because the Company holds the majority of the subordinated interests in CLO 2007-1, the Company has determined that it is the primary beneficiary of CLO 2007-1 and therefore consolidates the accounts of CLO 2007-1 into these financial statements.

Note 8. Borrowings

The Company leverages its portfolio of securities and loans through the use of repurchase agreements, asset-backed secured liquidity notes, warehouse facilities, demand loans, and securitization transactions structured as secured financings. Each of the borrowing facilities used by the Company bears interest at floating rates based on a spread above LIBOR or asset-backed secured liquidity note interest rates.

Certain information with respect to the Company’s borrowings as of June 30, 2007 is summarized in the following table (dollar amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
	Outstanding	Borrowing	Maturity	Fair Value
	Borrowings	Rate	(in days)	of Collateral (1)
Repurchase agreements	$2,393,138	5.53%	27	$1,782,000
Demand loan	41,658	5.88	2	46,202
Secured revolving credit facility	156,531	6.07	9	176,007
Asset-backed secured liquidity notes	8,942,827	5.39	21	9,273,731
CLO 2005-1 senior secured notes	773,000	5.64	3,588	958,044
CLO 2005-2 senior secured notes	752,000	5.63	3,802	912,170
CLO 2006-1 senior secured notes	727,500	5.72	4,074	975,275
CLO 2007-1 senior secured notes	2,368,500	5.89	5,068	2,776,669
CLO 2007-1 junior secured notes to affiliates(2)	431,293	—	5,068	505,619
Junior subordinated notes	329,908	7.74	10,708	—
Total	$16,916,355			$17,405,717

(1)             Collateral for borrowings consists of trading securities, securities available-for-sale, and loans.

(2)    CLO 2007-1 junior secured notes to affiliates consist of $244.7 million of mezzanine notes with a weighted average borrowing rate of 10.21% and $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

Certain information with respect to the Company’s borrowings as of December 31, 2006 is summarized in the following table (dollar amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
	Outstanding	Borrowing	Maturity	Fair Value
	Borrowings	Rate	(in days)	of Collateral (1)
Repurchase agreements	$3,824,728	5.44%	19	$3,728,241
Demand loan	41,658	5.88	1	47,056
Secured revolving credit facility	34,710	6.07	18	208,536
Asset-backed secured liquidity notes	8,705,601	5.38	14	9,015,211
CLO 2005-1 senior secured notes	773,000	5.78	3,769	984,837
CLO 2005-2 senior secured notes	752,000	5.65	3,983	982,976
CLO 2006-1 senior secured notes	727,500	5.73	4,255	1,001,405
CDO 2005-1 repurchase agreements	1,074	6.45	18	1,434
CLO 2006-2 repurchase agreements	631,287	5.95	1	734,348
Junior subordinated notes	257,743	7.71	10,811	—
Total	$15,749,301			$16,704,044

(1)             Collateral for borrowings consists of trading securities, securities available-for-sale, and loans.

On May 22, 2007, the Company closed CLO 2007-1, a $3.5 billion secured financing transaction.  The Company issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to the KKR Strategic Capital Funds.  During the quarter ended June 30, 2007, the Company recorded interest expense of $8.3 million for the notes issued to the KKR Strategic Capital Funds and as of June 30, 2007 the Company had accrued interest payable to the KKR Strategic Capital Funds totaling $8.3 million.

During June 2007, the Company issued $72.2 million of junior subordinated notes to KKR Financial Capital Trust VI (the “Trust”), an entity the Company formed for issuing trust preferred securities and through which the Company received $70.0 million in gross proceeds through the Trust’s issuance of trust preferred securities to unaffiliated investors in June 2007.  Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.50%.

Note 9. Derivative Financial Instruments

The Company enters into derivative transactions in order to hedge its interest rate risk exposure to the effects of interest rate changes. Additionally, the Company enters into derivative transactions in the course of its investing. The counterparties to the Company’s derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The counterparties to the Company’s derivative agreements have investment grade ratings and, as a result, the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

Cash Flow and Fair Value Hedges

The Company uses interest rate derivatives consisting of swaps and corridors to hedge a portion of the interest rate risk associated with its borrowings under repurchase agreements, asset-backed secured liquidity notes and CLO senior secured notes. The Company designates these financial instruments as cash flow hedges. The Company also uses interest rate swaps to hedge all or a portion of the interest rate risk associated with certain fixed interest rate investments. The Company designates these financial instruments as fair value hedges.

Free-Standing Derivatives

The Company has entered into free-standing derivatives in conjunction with its investment and risk management activities, but the Company has not designated the derivative contracts as hedging instruments for accounting purposes. Such derivative contracts may include credit default swaps, foreign exchange contracts, and interest rate derivatives. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest, fees and any negative change in fair value amounts from such reference asset.

The table below summarizes the estimated net fair value of the derivative instruments as of June 30, 2007 and December 31, 2006 (amounts in thousands):

	As of		As of
	June 30, 2007		December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate corridors	$744,936	$11,822	$702,369	$13,591
Interest rate swaps	4,216,027	55,419	4,567,828	45,314
Fair Value Hedges:
Interest rate swaps	32,000	442	32,000	13
Free-Standing Derivatives:
Interest rate swaptions	31,000	75	31,000	75
Credit default swaps - long	16,000	173	3,000	179
Credit default swaps - short	290,000	518	275,000	(797)
Total rate of return swaps	497,941	10,246	222,647	2,343
Common stock warrants	—	286	—	—
Net fair value	$5,827,904	$78,981	$5,833,844	$60,718

During the three and six months ended June 30, 2007 and June 30, 2006, the Company recognized an immaterial amount of ineffectiveness in income from its cash flow and fair value hedges.

Note 10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of	As of
	June 30, 2007	December 31, 2006
Net unrealized gains on available-for-sale securities	$4,844	$11,776
Net unrealized gains on available-for-sale securities from investment in unconsolidated affiliate	—	7,898
Net unrealized gains on cash flow hedges	60,924	50,846
Accumulated other comprehensive income	$65,768	$70,520

The changes in the components of other comprehensive income were as follows (amounts in thousands):

	Three months	Three months	Six months	Six months
	ended June 30,	ended June 30,	ended June 30,	ended June 30,
	2007	2006	2007	2006
Unrealized gains on securities available-for-sale:
Unrealized holding (losses) gains arising during period	$(6,273)	$542	$641	$(3,514)
Transition adjustment to accumulated deficit in conjunction with fair value option election for residential mortgage-backed securities	—	—	21,575	—
Reclassification adjustments for (gains) losses realized in net income	(25,340)	1,225	(29,148)	1,864
Unrealized gains (losses) on securities available-for-sale	(31,613)	1,767	(6,932)	(1,650)
Unrealized losses on available-for-sale securities from investment in unconsolidated affiliate	(8,810)	—	(7,898)	—
Unrealized gains on cash flow hedges	28,251	25,326	10,078	72,393
Other comprehensive income	$(12,172)	$27,093	$(4,752)	$70,743

Note 11. Share Options and Restricted Shares

The Company has adopted an amended and restated share incentive plan (the “2007 Share Incentive Plan”) that provides for the grant of qualified incentive common share options that meet the requirements of Section 422 of the Code, non-qualified common share options, share appreciation rights, restricted common shares and other share-based awards. The 2007 Share Incentive Plan was adopted on May 4, 2007. The Compensation Committee of the Board of Directors administers the plan. Share options and other share-based awards may be granted to the Manager, directors, officers and any key employees of the Manager and to any other individual or entity performing services for the Company.

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. The 2007 Share Incentive Plan, authorizes a total of 8,089,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. The Company made its initial grants on August 12, 2004 and August 19, 2004, the dates that the Company closed its initial private placement of common shares and the date that the over-allotment option was exercised, respectively.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2007	1,647,955	52,033	1,699,988
Issued	—	—	—
Vested	—	(5,150)	(5,150)
Forfeited	—	—	—
Unvested shares as of June 30, 2007	1,647,955	46,883	1,694,838

The restricted common shares granted to the directors were valued using the fair market value at the time of grant, which was $21.30 per share for the restricted common shares granted in 2006. Pursuant to SFAS No. 123(R), the Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares at $24.91 and $20.81 per share at June 30, 2007 and June 30, 2006, respectively.

The following table summarizes common share option transactions:

	Number	Weighted Average
	of Options	Exercise Price
Outstanding as of January 1, 2007	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2007	1,932,279	$20.00

57,500 and nil of the common share options outstanding were exercised at June 30, 2007 and June 30, 2006, respectively. 1,269,020 and 663,260 common share options were exercisable on June 30, 2007 and June 30, 2006, respectively. The common share options are valued using the Black-Scholes model using the following assumptions:

	As of	As of
	June 30, 2007	June 30, 2006
Expected life	7.1 years	8.1 years
Discount rate	5.00%	5.19%
Volatility	22.34%	16.00%
Dividend yield	9.00%	9.00%

The estimated fair value of the common share options was $2.79 and $0.91 at June 30, 2007 and June 30, 2006, respectively. For the three and six months ended June 30, 2007 and June 30, 2006, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Options granted to Manager	$(184)	$(497)	$438	$(509)
Restricted shares granted to Manager	930	5,465	6,040	12,086
Restricted shares granted to certain directors	108	175	214	349
Total share-based compensation expense	$854	$5,143	$6,692	$11,926

Note 12.   Management Agreement and Related Party Transactions

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s Board of Directors. The Management Agreement expires on December 31 of each year, but is automatically renewed for a one-year term each December 31 unless terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the Company’s outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable by the Manager is not fair, subject to the Manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees.  The Manager must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these guarantees on its consolidated financial statements and determined that they are not material.

For the three and six months ended June 30, 2007, the Company incurred $7.1 million and $14.3 million in base management fees, respectively. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $0.7 million and $6.5 million, respectively, for the three and six months ended June 30, 2007 (see Note 11). The Company also reimbursed the Manager $2.2 million and $3.9 million for expenses for the three and six months ended June 30, 2007, respectively. For the three and six months ended June 30, 2006, the Company incurred $7.2 million and $14.4 million in base management fees, respectively. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $5.0 million and $11.6 million, respectively, for the three and six months ended June 30, 2006 (see Note 11). The Company also reimbursed the Manager $1.4 million and $2.8 million for expenses for the three and six months ending June 30, 2006, respectively. Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the condensed consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statement of operations non-investment expense category based on the nature of the expense.

Incentive fees of $6.2 million and $12.6 million were earned by the Manager during the three and six months ended June 30, 2007, respectively.  The Manager earned $1.6 million and $2.3 million in incentive fees for the three and six months ended June 30, 2006, respectively.

An affiliate of the Company’s Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-1 and is entitled to receive fees for the services performed as collateral manager. Beginning April 15, 2007 the collateral manager ceased waiving fees for CLO 2005-1 for which the Company recorded an expense of $1.0 million during the quarter ended June 30, 2007. As of June 30, 2007, the collateral manager has permanently waived approximately $11.6 million in fees.  The collateral manager evaluates such waivers on a quarterly basis and there are no assurances that the collateral manager will waive such management fees subsequent to those dates.

Note 13.   Fair Value Disclosures

Effective January 1, 2007 the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models are applied.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2007, assets and liabilities recorded at fair value in the Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used the measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets at the measurement date.

The types of assets carried at Level 1 fair value generally are equities listed in active markets.

Level 2:  Inputs other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include quoted prices for similar assets in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Fair valued assets and liabilities that are generally included in this category are mortgage backed-securities and mortgage loans where the mortgage loans on the Company’s financial statements consist of mortgage-backed securities where the issuing trust has been consolidated on the Company’s consolidated financial statements, certain corporate and commercial real estate debt securities and loan investments, and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

Level 3: Inputs are unobservable inputs for the asset, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

Generally, assets and liabilities carried at fair value and included in this category are certain corporate loans, debt securities and certain derivatives.

The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of significant input to its valuation.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
(amounts in thousands)	(Level 1)	(Level 2)	(Level 3)	June 30, 2007
Trading securities	$—	$6,587,422	$—	$6,587,422
Securities available-for-sale	68,281	1,313,685	57,000	1,438,966
Loans	—	4,399,984	165,490	4,565,474
Derivatives, net	—	77,664	1,317	78,981
Securities sold, not yet purchased	(58,491)	—	—	(58,491)
Total	$9,790	$12,378,755	$223,807	$12,612,352

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2007:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Securities
	Available-For-		Derivatives,
(amounts in thousands)	Sale	Loans	net
Beginning balance as of March 31, 2007	$105,352	$168,188	$1,109
Total gains or losses (realized and unrealized):
Included in earnings	—	(14)	208
Included in other comprehensive income	—	—	—
Purchases, sales, other settlements and issuances, net	(48,352)	(2,684)	—
Ending balance as of June 30, 2007	$57,000	$165,490	$1,317

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(14)	$208

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the six months ended June 30, 2007:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Securities
	Available-For-		Derivatives,
(amounts in thousands)	Sale	Loans	net
Beginning balance as of December 31, 2006	$104,498	$153,192	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	(133)	1,317
Included in other comprehensive income	—	—	—
Purchases, sales, other settlements and issuances, net	(47,498)	12,431	—
Ending balance as of June 30, 2007	$57,000	$165,490	$1,317

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(133)	$1,317

As of June 30, 2007, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

Note 14.   Subsequent Events

On July 2, 2007, the compensation committee of the Board of Directors granted 34,277 restricted common shares to the Company’s Directors pursuant to the 2007 Share Incentive Plan.

On July 23, 2007 the Company issued an aggregate of $300.0 million of 7.000% convertible senior notes maturing on July 15, 2012 (the “Notes”) to qualified institutional buyers.  The initial purchaser of the Notes has an option to purchase an amount up to an additional $45.0 million of Notes.  The Notes represent senior unsecured obligations of the Company and bear interest at the rate of 7.000% per year. Interest is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2008.

The Notes are convertible into the Company’s common shares, initially at a conversion rate of 31.08 shares per $1,000 principal of Notes, which is equivalent to an initial conversion price of $32.175 per common share. On July 23, 2007, the Company’s closing share price was $23.74. The Notes are convertible prior to the maturity date at any time on or after June 15, 2012 and also under the following circumstances: (a) a holder may surrender any of its Notes for conversion during any calendar quarter beginning after September 30, 2007 (and only during such calendar quarter) if, and only if, the closing sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; (b) a holder may surrender any of its Notes for conversion during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Notes was less than 98% of the product of the closing sale price of the Company’s common shares multiplied by the applicable conversion rate; (c) a holder may surrender for conversion any of its Notes if those Notes have been called for redemption, at any time prior to the redemption date, even if the Notes are not otherwise convertible at such time; and (d) a holder may surrender any of its Notes for conversion if the Company engages in certain specified transactions, as defined in the indenture covering the Notes.

On July 25, 2007, the FASB authorized a proposed FASB Staff Position (the “proposed FSP”) that, if approved for issuance by the FASB, will affect the accounting for the Company’s Notes. If approved for issuance by the FASB, the proposed FSP will require that the initial debt proceeds be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and would require retrospective application.

On August 2, 2007, the Company’s Board of Directors declared a cash distribution for the three months ended June 30, 2007 on the Company’s common shares of $0.56 per share, payable on August 30, 2007 to shareholders of record as of the close of business on August 16, 2007.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer, as of dates and for periods on and after May 4, 2007 to  KKR Financial Holdings LLC and its subsidiaries and, as of dates and for periods prior to May 4, 2007, to our predecessor, KKR Financial Corp., and its subsidiaries; “Manager” means KKR Financial Advisors LLC; “KKR” means Kohlberg Kravis Roberts & Co. L.P. and its affiliated companies (excluding portfolio companies that are minority or majority owned or managed by funds associated with KKR); “Management Agreement” means the amended and restated management agreement between KKR Financial Holdings LLC and the Manager. The following management’s discussion and analysis (“MD&A”) is intended to assist the reader in understanding our business. The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Forward Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, changes in prepayment rates, general economic conditions, and other factors not presently identified. Other factors that may impact our actual results are discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”  We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Executive Overview

We are a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. We seek to achieve our investment objective by investing in (i) corporate loans and debt securities, (ii) marketable equity securities and (iii) non-marketable equity securities. We also make opportunistic investments in other asset classes from time to time, including investments in residential and commercial mortgage loans and securities. We invest in both cash and derivative instruments.

Our objective is to provide competitive returns to our investors through a combination of distributions and capital appreciation. As part of our investment strategy, we seek to invest opportunistically in those asset classes that we believe can generate competitive leveraged risk-adjusted returns, subject to maintaining our exemption from regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Our income is generated primarily from (i) net interest income and dividend income, (ii) realized and unrealized gains and losses on our derivative instruments that are not accounted for as hedges, (iii) realized gains and losses from the sales of investments, (iv) unrealized gains and losses on trading securities and loans carried at fair value, and (v) fee income.

We are not currently reinvesting funds in residential real estate-related investments as those investments pay down in the ordinary course but may choose to do so if new residential real estate-related investments meet our return requirements.  In addition, we are considering other alternatives to reducing our residential real estate-related investments, including selling all or a portion of its residential real estate-related investments through asset sales or sales or other dispositions of the common shares of KKR Financial Corp., our real-estate investment trust (“REIT”) subsidiary (“REIT Subsidiary”).

We are externally managed and advised by our Manager, an affiliate of KKR, pursuant to the Management Agreement.

Cash Distributions to Shareholders

On August 2, 2007, our Board of Directors declared a cash distribution for the quarter ended June 30, 2007 on our common shares of $0.56 per common share. The aggregate distribution amount of $45.1 million is payable on August 30, 2007 to our common shareholders of record as of the close of business on August 16, 2007.

Investment Portfolio

As of June 30, 2007 our investment portfolio totaled $18.0 billion, representing an increase of 5.3% from $17.1 billion as of December 31, 2006. As of June 30, 2007, our investment portfolio primarily consisted of residential mortgage loans and securities totaling $11.2 billion, corporate loans and securities totaling $6.5 billion, commercial real estate loans and securities totaling $146.4 million, and marketable equity securities consisting of preferred and common stock totaling $68.3 million. In addition, we held investments in non-marketable equity securities totaling $173.8 million as of June 30, 2007.

Financing Transactions

On May 22, 2007, we closed KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), a $3.5 billion secured financing transaction.  We issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to three private investment funds (collectively, the “KKR Strategic Capital Funds”) that are managed by an affiliate of our Manager.

During June 2007, we issued $72.2 million of junior subordinated notes to KKR Financial Capital Trust VI (“Trust VI”), an entity we formed for issuing trust preferred securities and through which we received $70.0 million in gross proceeds through Trust VI’s issuance of trust preferred securities to unaffiliated investors in June 2007.  Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.50%.

On July 23, 2007 we issued an aggregate of $300.0 million of 7.000% convertible notes maturing on July 15, 2012 (the “Notes”) to qualified institutional buyers.  The initial purchaser of the Notes has an option to purchase up to an additional $45.0 million of Notes.  The Notes represent senior unsecured obligations of us and bear interest at the rate of 7.000% per year. Interest is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2008.

The Notes are convertible into our common shares, initially at a conversion rate of 31.08 shares per $1,000 principal of Notes, which is equivalent to an initial conversion price of $32.175 per common share. The Notes are convertible prior to the maturity date at any time on or after June 15, 2012 and also under the following circumstances: (i) a holder may surrender any of its Notes for conversion during any calendar quarter beginning after

September 30, 2007 (and only during such calendar quarter) if, and only if, the closing sale price of our common shares for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; (ii) a holder may surrender any of its Notes for conversion during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Notes was less than 98% of the product of the closing sale price of our common shares multiplied by the applicable conversion rate; (iii) a holder may surrender for conversion any of its Notes if those Notes have been called for redemption, at any time prior to the redemption date, even if the Notes are not otherwise convertible at such time; and (iv) a holder may surrender any of its Notes for conversion if we engage in certain specified transactions, as defined in the indenture covering the Notes.

Critical Accounting Policies

Our consolidated financial statements are prepared by management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. We have reviewed these critical accounting policies with our Board of Directors and our audit committee.

Revenue Recognition

We account for interest income on our investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. Unamortized premiums and discounts on non-residential mortgage-backed securities are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of residential mortgage-backed securities), unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. For corporate and commercial real estate loans, unamortized premiums and discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method. For residential mortgage loans, unamortized premiums and discounts are recognized over the contractual life, adjusted for estimated prepayments using the effective interest method.

As of June 30, 2007, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $23.6 million and $52.5 million, respectively.

Upon adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) as of January 1, 2007 as disclosed below under “Recent Accounting Pronouncements”, we carry our investments in residential mortgage-backed securities and residential mortgage loans at fair value with changes in fair value recorded in income.

Share-Based Compensation

We account for share-based compensation issued to members of our Board of Directors and our Manager using the fair value based methodology in accordance with SFAS No. 123(R). We do not have any employees, although we believe that members of our Board of Directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common shares that we issued to members of our Board of Directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent that the restricted common shares and/or common share options have not vested. Unvested restricted common shares are valued using observable secondary market prices. Unvested common shares options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common shares and common share options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS No. 123 (R).

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three and six months ended June 30, 2007, share-based compensation totaled $0.9 million and $6.7 million, respectively. As of June 30, 2007, substantially all of the non-vested common share options and restricted common shares issued that are subject to SFAS No. 123(R) are subject to remeasurement. As of June 30, 2007, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.9 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of June 30, 2007, future unamortized share-based compensation totaled $6.4 million, of which $3.5 million and $2.9 million will be recognized in 2007 and 2008, respectively.

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on our consolidated balance sheet at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, we record changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in current period other income.

We formally document at inception our hedge relationships, including identification of the hedging instruments and the hedged items, our risk management objectives, strategy for undertaking the hedge transaction and our evaluation of effectiveness of its hedged transactions. Periodically, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), we also formally assesses whether the derivative it designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting.

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would immediately affect periodic earnings, potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of June 30, 2007, the estimated fair value of our derivatives that are accounted for as hedges totaled $67.7 million.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, our intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. We adopted SFAS No. 155 as of the beginning of 2007 and the adoption of SFAS No. 155 did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on our consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants  (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the Guide).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective on January 1, 2008. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. We adopted SFAS No. 157 as of the beginning of 2007 and the adoption of SFAS No. 157 did not have a material impact on the manner in which the Company measures the fair value of its financial instruments, but did result in certain additional disclosures, which are contained in Note 13 of our condensed consolidated financial statements.

In February 2007, FASB issued SFAS No. 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value (i.e., the fair value option). The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

We adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option for our investments in residential mortgage loans and residential mortgage-backed securities. Additionally, we intend to consistently apply the election of the fair value option to any future residential mortgage investments. We have elected the fair value option for our residential mortgage investments for the purpose of enhancing the transparency of our financial condition as fair value is consistent with how we manages the risks of residential mortgage investments. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2007 due to the adoption of SFAS No. 159 was a loss of $55.7 million.  The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments was recorded as of January 1, 2007 (amounts in thousands):

	Carrying Value at January 1, 2007	Transition Adjustment to Accumulated Deficit Gain/(Loss)	Carrying Value at January 1, 2007 (After Adoption of SFAS No. 159)
Residential mortgage loans	$5,109,261	$(35,653)	$5,073,608
Allowance for loan losses	(1,500)	1,500	—
Residential mortgage-backed securities (1)	7,536,196	(21,575)	7,536,196
Cumulative effect of the adoption of the fair value option		$(55,728)

(1)             Prior to January 1, 2007, residential mortgage-backed securities were classified as available-for-sale and carried at fair value.  Accordingly, the election of the fair value option for mortgage-backed securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive income to beginning accumulated deficit.

Results of Operations

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

Summary

Our net income for the three and six months ended June 30, 2007 totaled $53.0 million (or $0.66 per diluted share) and $101.4 million (or $1.26 per diluted share), as compared to net income of $34.9 million (or $0.44 per diluted share) and $65.3 million (or $0.82 per diluted share) for the three and six months ended June 30, 2006.

Net Investment Income

The following table presents the components of our net investment income for the three and six months ended June 30, 2007 and 2006:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Investment Income:
Residential mortgage loans and securities interest income	$154,309	$155,402	$318,015	$301,532
Corporate loans and securities interest income	105,280	61,511	187,665	111,925
Commercial real estate loans and securities interest income	3,459	6,889	6,311	15,527
Other interest income	5,960	1,807	8,647	3,652
Common and preferred stock dividend income	884	912	1,858	1,795
Net discount accretion	239	306	646	194
Total investment income	270,131	226,827	523,142	434,625
Interest Expense:
Repurchase agreements interest expense	44,052	97,704	99,264	203,766
Collateralized loan obligation senior secured notes interest expense	48,095	20,420	80,155	38,385
Collateralized loan obligation junior secured notes to affiliates interest expense	8,255	—	8,255	—
Asset-backed secured liquidity notes interest expense	120,518	62,322	238,015	93,798
Secured revolving credit facility interest expense	2,402	2,119	3,390	2,869
Demand loan interest expense	611	573	1,215	1,077
Junior subordinated notes interest expense	5,036	1,336	10,021	1,368
Other interest expense	552	633	1,186	1,574
Interest rate swap and corridor interest expense, net	(11,046)	(10,013)	(22,960)	(11,180)
Total interest expense	218,475	175,094	418,541	331,657
Net investment income	$51,656	$51,733	$104,601	$102,968

As presented in the table above, our net investment income decreased by $0.1 million and increased by $1.6 million for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. Net investment income in the table above does not include equity in income of unconsolidated affiliate of $5.7 million and $12.7 million for the three and six months ended June 30, 2007, respectively. We did not have any equity in income from unconsolidated affiliate for the three and six month periods ended June 30, 2006.  Equity in income of unconsolidated affiliate reflected our pro rata interest in the net income of a limited partnership that was formed to hold the subordinated interests in three entities formed to execute secured financing transactions in the form of collateralized loan obligations (“CLOs”).  On May 22, 2007, we closed CLO 2007-1.  The three entities previously held by our unconsolidated affiliate were included in CLO 2007-1 and as we have retained the majority of the expected returns and losses of CLO 2007-1 we consolidated this entity effective May 22, 2007. Accordingly, our investment portfolio of $18.0 billion as of June 30, 2007 includes the assets consolidated from this transaction and represents an increase of $2.1 billion or approximately 13% from $15.9 billion as of June 30, 2006.  Net investment income plus equity in income of unconsolidated affiliate totals $57.4 million and $117.3 million for the three and six months ended June 30, 2007, respectively, or an increase of approximately 11% and 14%, respectively, from net investment income for the three and six months ended June 30, 2006.

Other Income

The following table presents the components of our other income for the three and six months ended June 30, 2007 and June 30, 2006:

Comparative Other Income Components
(Amounts in thousands)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Net realized and unrealized gain on derivatives and foreign exchange:
Interest rate swaptions	$16	$25	$—	$58
Interest rate swaps	—	(9)	—	152
Credit default swaps	1,015	334	973	76
Total rate of return swaps	5,602	2,007	12,369	1,707
Common stock warrants	(144)	—	286	—
Foreign exchange translation	(8)	942	(9)	1,316
Total realized and unrealized gain on derivatives and foreign exchange	6,481	3,299	13,619	3,309
Net unrealized loss on trading securities and loans carried at fair value	(16,821)	—	(14,052)	—
Net realized gain on investments	26,752	691	33,696	2,139
Fee and other income	2,540	458	4,588	673
Total other income	$18,952	$4,448	$37,851	$6,121

As presented in the table above, other income totaled $19.0 million and $37.9 million for the three and six months ended June 30, 2007, respectively, as compared to $4.4 million and $6.1 million for the three and six months ended June 30, 2006, respectively. The increase in total other income is primarily attributable to increased net realized gains on the sale of investments and increased use of total rate of return swaps to finance investments.  The overall increase in other income is partially offset by the inclusion of the changes in the fair value of residential mortgage-backed securities and residential mortgage loans in income due to the adoption of SFAS No. 159.

Non-Investment Expenses

The following table presents the components of our non-investment expenses for the three and six months ended June 30, 2007 and June 30, 2006:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Related party management compensation:
Base management fees	$7,077	$7,215	$14,273	$14,373
Incentive fee	6,249	1,595	12,620	2,268
Share-based compensation	746	4,968	6,478	11,577
CLO management fees	1,042	—	1,042	—
Related party management compensation	15,114	13,778	34,413	28,218
Professional services	806	548	1,347	1,495
Loan servicing expense	3,126	3,720	6,389	7,716
Insurance expense	192	274	386	498
Directors expenses	285	375	605	748
General and administrative expenses	3,756	2,436	9,764	4,664
Total non-investment expenses	$23,279	$21,131	$52,904	$43,339

As presented in the table above, our non-investment expenses increased by $2.1 million and $9.6 million for the three and six months ended June 30, 2007, respectively, compared to the three months and six months ended June 30, 2006. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Our Manager is also entitled to an incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle.

General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Loan servicing expense consists of fixed servicing fees paid to third-party servicers. The increase in non-investment expense is primarily due to the increased incentive fee expense for the three and six months ending June 30, 2007 compared to the three and six months ending June 30, 2006, which is directly related to our increase in net income (as defined in the Management Agreement) for the three and six months ending June 30, 2007 compared to the three and six months ending June 30, 2006, and our decision in the first quarter of 2007 to terminate an existing $300.0 million credit facility entered into by KKR Financial CDO 2005-1, Ltd., which resulted in the write-off of approximately $2.2 million of capitalized costs related to this facility.

Income Tax Provision

We are no longer treated as a REIT for U.S. federal income tax purposes; however, we intend to be treated as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. Therefore, we are not subject to U.S. federal income tax at the entity-level, but are subject to limited state income taxes. Holders of our shares will be required to take into account their allocable share of each item of our income, gain, loss, deduction, and credit for our taxable year end ending within or with their taxable year.

KKR Financial Corp., our REIT subsidiary, elected to be taxed as a REIT and we believe that it has complied with the provisions of the Code with respect thereto. Accordingly, our REIT subsidiary is not subject to federal income tax to the extent that its distributions to us satisfy the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements are fulfilled.

KKR TRS Holdings Inc. (“TRS Inc.”), our domestic taxable corporate subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. TRS Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the three and six months ending June 30, 2007, TRS Inc. had pre-tax net income of $0.2 million and $2.1 million, respectively, and for the three and six months ending June 30, 2007, the provision for income taxes totaled $0.1 million and $0.9 million, respectively. As of June 30, 2007, TRS Inc. had a net income tax receivable of $0.5 million.

KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CLO 2006-1 Ltd., and CLO 2007-1 are foreign taxable corporate subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and KKR TRS Holdings, Ltd., is a foreign taxable corporate subsidiary that was formed to make from time to time, certain foreign investments. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable corporate subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the three and six months ending June 30, 2007 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

Financial Condition

Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of June 30, 2007 and December 31, 2006, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities and residential mortgage loans and amortized cost for corporate and commercial real estate loans held for investment and the lower of amortized cost or market value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our investment portfolio as of June 30, 2007 classified by interest rate type:

Investment Portfolio
(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential Adjustable Rate Mortgage (“ARM”) Loans	$1,172,530	$1,190,441	$1,172,530	6.5%
Residential ARM Securities	4,850,890	4,843,801	4,850,890	26.9
Corporate Loans	5,071,211	5,071,211	5,085,623	28.2
Corporate Debt Securities	266,365	262,450	266,365	1.5
Commercial Real Estate Loans	114,754	114,754	115,357	0.6
Total Floating Rate	11,475,750	11,482,657	11,490,765	63.7
Hybrid Rate:
Residential Hybrid ARM Loans	3,392,944	3,427,884	3,392,944	18.8
Residential Hybrid ARM Securities	1,736,532	1,762,488	1,736,532	9.6
Total Hybrid Rate	5,129,476	5,190,372	5,129,476	28.4
Fixed Rate:
Corporate Loans	65,793	65,793	66,993	0.4
Corporate Debt Securities	1,072,711	1,074,421	1,072,711	5.9
Commercial Real Estate Debt Securities	31,609	32,000	31,609	0.1
Total Fixed Rate	1,170,113	1,172,214	1,171,313	6.4
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	68,281	65,694	68,281	0.4
Non-Marketable Equity Securities	173,823	173,823	201,605	1.1
Total Marketable and Non-Marketable Equity Securities	242,104	239,517	269,886	1.5
Total	$18,017,443	$18,084,760	$18,061,440	100.0%

The schedule above excludes equity securities sold, not yet purchased totaling $58.5 million as of June 30, 2007 and for which the Company had an unrealized gain of $0.4 million.

The table below summarizes our investment portfolio as of December 31, 2006, classified by interest rate type:

Investment Portfolio
(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$1,441,959	$1,441,959	$1,433,151	8.4%
Residential ARM Securities	5,673,932	5,662,830	5,673,932	33.2
Corporate Loans	3,200,567	3,200,567	3,221,334	18.8
Corporate Debt Securities	357,696	344,650	357,696	2.1
Commercial Real Estate Loans	108,693	108,693	109,192	0.7
Total Floating Rate	10,782,847	10,758,699	10,795,305	63.2
Hybrid Rate:
Residential Hybrid ARM Loans	3,667,302	3,667,302	3,647,783	21.3
Residential Hybrid ARM Securities	1,862,264	1,894,941	1,862,264	10.9
Total Hybrid Rate	5,529,566	5,562,243	5,510,047	32.2
Fixed Rate:
Corporate Loans	25,000	25,000	25,000	0.1
Corporate Debt Securities	505,753	486,321	505,753	2.9
Commercial Real Estate Debt Securities	32,023	32,000	32,023	0.2
Total Fixed Rate	562,776	543,321	562,776	3.2
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	68,968	68,113	68,968	0.4
Non-Marketable Equity Securities	166,323	166,323	166,323	1.0
Total Marketable and Non-Marketable Equity Securities	235,291	234,436	235,291	1.4
Total	$17,110,480	$17,098,699	$17,103,419	100.0%

Asset Quality

Asset Quality Review

We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. We monitor the credit rating of our investment portfolio through the use of both Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Service (“Standard & Poor’s”) ratings, and Moody’s weighted average rating factor, or WARF. WARF is the quantitative equivalent of Moody’s traditional rating categories (e.g., Ba1, Ba2, etc.) and is used by Moody’s in its credit enhancement calculations for securitization transactions. By monitoring both Moody’s and Standard & Poor’s ratings and Moody’s WARF we can monitor trends and changes in the credit ratings of our investment portfolio. For residential mortgage loans and residential mortgage-backed securities we monitor the credit quality of the underlying borrowers by monitoring trends and changes in the underlying borrowers’ FICO® scores. Borrowers with lower FICO® scores generally default more frequently than borrowers with higher FICO® scores. For residential and commercial real estate mortgage loans and mortgage-backed securities we monitor trends and changes in loan to value, or LTV, ratios. Increases in LTV ratios are likely to result in higher realized credit losses when borrowers default.

Investment Securities

The following table summarizes the par value of our debt investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of June 30, 2007:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$4,809,925	$1,699,412	$—	$—	$6,509,337
Aa1/AA+ through Aa3/AA-	12,816	28,152	—	—	40,968
A1/A+ through A3/A-	9,240	17,915	—	—	27,155
Baa1/BBB+ through Baa3/BBB-	6,557	9,606		—	16,163
Ba1/BB+ through Ba3/BB-	3,279	3,839	222,500	32,000	261,618
B1/B+ through B3/B-	2,384	2,559	393,065	—	398,008
Caa1/CCC+ and lower	—	—	701,000	—	701,000
Non-Rated	5,185	6,394	41,336	—	52,915
Total	$4,849,386	$1,767,877	$1,357,901	$32,000	$8,007,164

The following table shows the par value of our debt investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2006:

Investment Securities
(Amounts in thousands)

Ratings Category	Residential ARM Securities	Residential Hybrid ARM Securities	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$5,622,446	$1,831,413	$—	$—	$7,453,859
Aa1/AA+ through Aa3/AA-	14,976	28,336	—	—	43,312
A1/A+ through A3/A-	10,797	18,032	—	—	28,829
Baa1/BBB+ through Baa3/BBB-	7,662	9,648	21,071	18,000	56,381
Ba1/BB+ through Ba3/BB-	3,831	3,864	160,500	14,000	182,195
B1/B+ through B3/B-	2,786	2,576	370,315	—	375,677
Caa1/CCC+ and lower	—	—	208,505	—	208,505
Non-Rated	6,227	6,434	86,500	—	99,161
Total	$5,668,725	$1,900,303	$846,891	$32,000	$8,447,919

Loans

Our residential mortgage loan portfolio totaled $4.6 billion as of June 30, 2007 and $5.1 billion as of December 31, 2006. As of June 30, 2007, we owned twelve real estate properties acquired through foreclosure. The outstanding loan balance of $3.0 million with respect to these twelve properties (not included in the following table) was reclassified from loans to other assets on our balance sheet. As the estimated fair value of these twelve properties approximates the outstanding loan balance we have not recorded a charge against our allowance for loan losses.

The weighted average original FICO® score and weighted average original LTV ratio of our residential mortgage loan portfolio were 735 and 68.4%, respectively, as of June 30, 2007. As of December 31, 2006, the weighted average original FICO® score and weighted average LTV ratio of our residential mortgage loan portfolio were 739 and 68.6%, respectively. As of June 30, 2007 our residential mortgage loan portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of our residential mortgage loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

The following table summarizes the delinquency statistics of residential mortgage loans as of June 30, 2007 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	72	$23,109
60 to 89 days	11	3,441
90 days or more	19	5,029
In foreclosure	31	10,488
Total	133	$42,067

The following table summarizes the delinquency statistics of residential mortgage loans as of December 31, 2006 (dollar amounts in thousands):

Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	90	$35,968
60 to 89 days	10	3,040
90 days or more	15	2,855
In foreclosure	18	5,442
Total	133	$47,305

Upon adoption of SFAS No. 159 as of January 1, 2007, we elected the fair value option for our investments in residential mortgage loans.  Prior to such election, the loans were carried at net unamortized cost less an allowance for loan losses. As of January 1, 2007, we recorded a transition adjustment to adjust the carrying value of our portfolio of residential mortgage loans to fair value and reverse our allowance for loan losses for our residential mortgage loan portfolio as of January 1, 2007.  The following table summarizes the changes in the allowance for loan losses for our residential mortgage loan portfolio during the six months ended June 30, 2007 (amounts in thousands):

Balance, beginning of period	$1,500
Transition to SFAS No. 159 adjustment to accumulated deficit	(1,500)
Balance, end of period	$—

Our corporate loan portfolio totaled $5.1 billion as of June 30, 2007 and $3.2 billion as of December 31, 2006. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans.

We performed an allowance for loan losses analysis as of June 30, 2007 and December 31, 2006, and we have made the determination that no allowance for loan losses was required for our corporate loan portfolio as of June 30, 2007 or December 31, 2006.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of June 30, 2007 and December 31, 2006:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of June 30, 2007	As of December 31, 2006
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	69,406	77,326
Ba1/BB+ through Ba3/BB-	2,601,349	1,764,598
B1/B+ through B3/B-	2,144,248	1,153,856
Caa1/CCC+ and lower	193,120	93,340
Non-Rated	140,360	143,294
Total	$5,148,483	$3,232,414

Our commercial real estate loan portfolio totaled $114.8 million and $108.7 million as of June 30, 2007 and December 31, 2006, respectively.

We performed an allowance for loan losses analysis as of June 30, 2007 and December 31, 2006, and we have made the determination that no allowance for loan losses was required for our commercial real estate loan portfolio as of June 30, 2007 or December 31, 2006.

The following table summarizes the par value of our commercial real estate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of June 30, 2007 and December 31, 2006:

Commercial Real Estate Loans
(Amounts in thousands)

Ratings Category	As of June 30, 2007	As of December 31, 2006
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	25,000	2,908
B1/B+ through B3/B-	89,854	90,882
Caa1/CCC+ and lower	—	—
Non-Rated	—	15,000
Total	$114,854	$108,790

Asset Repricing Characteristics

Summary

The table below summarizes the repricing characteristics of our investment portfolio as of June 30, 2007 and December 31, 2006, and is classified by interest rate type:

Investment Portfolio
(Dollar amounts in thousands)

	As of June 30, 2007		As of December 31, 2006
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Residential ARM Loans	$1,190,441	6.7%	$1,441,959	8.6%
Residential ARM Securities	4,843,801	27.1	5,662,830	33.6
Corporate Loans	5,071,211	28.4	3,200,567	19.0
Corporate Debt Securities	262,450	1.5	344,650	2.0
Commercial Real Estate Loans	114,754	0.6	108,693	0.6
Total Floating Rate	11,482,657	64.3	10,758,699	63.8
Hybrid Rate:
Residential Hybrid ARM Loans	3,427,884	19.2	3,667,302	21.8
Residential Hybrid ARM Securities	1,762,488	9.9	1,894,941	11.2
Total Hybrid Rate	5,190,372	29.1	5,562,243	33.0
Fixed Rate:
Corporate Loans	65,793	0.4	25,000	0.1
Corporate Debt Securities	1,074,421	6.0	486,321	2.9
Commercial Real Estate Debt Securities	32,000	0.2	32,000	0.2
Total Fixed Rate	1,172,214	6.6	543,321	3.2
Total	$17,845,243	100.0%	$16,864,263	100.0%

The table above excludes marketable equity securities with a fair value of $68.3 million and amortized cost of $65.7 million, and non-marketable equity securities with a fair value of $201.6 million and amortized cost of $173.8 million as of June 30, 2007. The table above also excludes marketable equity securities with a fair value of $69.0 million and amortized cost of $68.1 million, and non-marketable equity securities with a fair value of $166.3 million and amortized cost of $166.3 million as of December 31, 2006.

Residential ARM Securities

As of June 30, 2007 and December 31, 2006, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 11.77% and 11.83%, respectively, which was materially above the then current weighted average net coupon of 6.53% and 6.46%, respectively. Our repricing risk on our portfolio of residential ARM securities increases materially if interest rates continue to increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate, because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate of 11.77% and 11.83% at June 30, 2007 and December 31, 2006.

Residential Hybrid ARM Securities

As of June 30, 2007 and December 31, 2006, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of June 30, 2007 and December 31, 2006, we owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying our portfolio of hybrid ARM securities. When the underlying residential hybrid mortgage loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on six-month or one-year LIBOR or one-year constant maturity treasury index, or CMT, depending upon if the underlying mortgage loan is a LIBOR- or CMT-based mortgage loan. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of June 30, 2007 and December 31, 2006, all of the mortgage loans underlying our residential hybrid ARM securities had a post-roll date index reset frequency of one year with 34%  based on six-month or one-year LIBOR and 66% based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.43% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate of 9.43%. The weighted average coupon on the portfolio of residential hybrid securities was 4.18% as of June 30, 2007 and December 31, 2006. As of June 30, 2007 and December 31, 2006, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 18 and 24, respectively.

Residential ARM Loans

As of June 30, 2007 and December 31, 2006, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.93% and 11.92%, respectively, which was well above the then current weighted average net coupon of 6.38% and 6.43%, respectively. Our repricing risk on our portfolio of residential ARM loans increases materially if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate, because the weighted average coupon is subject to a cap which is approximately equal to the weighted average maximum interest rate of 11.93% and 11.92%, respectively, as of June 30, 2007 and December 31, 2006.

Residential Hybrid ARM Loans

As of June 30, 2007 and December 31, 2006, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. When the loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on six-month or one-year LIBOR or one-year CMT. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which we refer to as the roll date, our portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of June 30, 2007 and December 31, 2006, all of our residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 45% and 46%, respectively, based on six-month or one-year LIBOR and 55% and 54%, respectively, based on one-year CMT. Our repricing risk on our portfolio of residential hybrid ARM loans increases materially if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate, because the post-roll date weighted average net coupon is subject to a cap which is approximately equal to the weighted average post-roll date maximum net interest rate of 10.13%. The weighted average net coupon on the portfolio of residential hybrid loans was 4.86% and 4.85% as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007 and December 31, 2006, the weighted average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 28 and 33, respectively.

Corporate Loans and Securities

All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting at least quarterly. The weighted average coupon on our floating rate corporate loans and securities was 8.02% and 8.00% as of June 30, 2007 and December 31, 2006, respectively. As of both June 30, 2007 and December 31, 2006, the weighted average years to maturity of our floating rate corporate loans and securities was 5.7 years and 6.0 years, respectively.

As of June 30, 2007, our fixed rate corporate debt securities had a weighted average coupon of 10.42% and a weighted average years to maturity of 7.2 years, as compared to 9.75% and 6.3 years, respectively, as of December 31, 2006.

Commercial Real Estate Loans and Securities

All of our floating rate commercial real estate loans have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate commercial real estate loans was 8.11% and 8.42% as of June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007 and December 31, 2006, the weighted average years to maturity of our floating rate commercial real estate loans was 3.2 years and 2.5 years, respectively.

As of June 30, 2007 our fixed rate commercial real estate securities had a weighted average coupon of 7.12% and a weighted average years to maturity of 29.4 years, as compared to 7.12% and 29.9 years, respectively, as of December 31, 2006.  As of December 31, 2006, we owned no fixed rate commercial real estate loans.

Portfolio Purchases

We purchased $2.6 billion and $2.9 billion par amount of investments during the three and six months ended June 30, 2007, compared to $1.7 billion and $3.6 billion for the three and six months ending June 30, 2006, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount, or face amount, of the securities and loans that were purchased:

Investment Portfolio Purchases
(Dollar amounts in thousands)

	Three months ended June 30, 2007		Three months ended June 30, 2006		Six months ended June 30, 2007		Six months ended June 30, 2006
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Securities:
Residential ARM Securities	$—	—%	$800,491	45.9%	$—	—%	$1,864,267	51.3%
Corporate Debt Securities	724,000	28.3	212,247	12.2	758,000	25.9	340,016	9.4
Marketable Securities	22,906	0.9	16,768	1.0	40,634	1.4	27,143	0.7
Non-Marketable Securities	—	—	40,685	2.3	7,500	0.3	91,621	2.5
Total Securities Principal Balance	746,906	29.2	1,070,191	61.4	806,134	27.6	2,323,047	63.9
Loans:
Residential ARM Loans	—	—	26,054	1.5	17,706	0.6	125,552	3.5
Corporate Loans	1,814,145	70.8	647,619	37.1	2,101,831	71.8	1,186,502	32.6
Total Loans Principal Balance	1,814,145	70.8	673,673	38.6	2,119,537	72.4	1,312,054	36.1
Grand Total Principal Balance	$2,561,051	100.0%	$1,743,864	100.0%	$2,925,671	100.0%	$3,635,101	100.0%

Shareholders’ Equity

Our shareholders’ equity at each of June 30, 2007 and December 31, 2006 totaled $1.7 billion. Included in our shareholders’ equity as of June 30, 2007 and December 31, 2006 is accumulated other comprehensive income totaling $65.8 million and $70.5 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2007 were $1.7 billion and 12.4%, and $1.7 billion and 11.9%, respectively. Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2006 were $1.7 billion and 8.1%, and $1.7 billion and 7.8%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per common share as of June 30, 2007 and December 31, 2006 was $20.91 and $21.42, respectively, and were computed based on 80,464,713 shares issued and outstanding as June 30, 2007 and December 31, 2006, respectively.

On August 2, 2007, our Board of Directors declared an aggregate cash distribution of $45.1 million for the quarter ended June 30, 2007 to shareholders of record on August 16, 2007. The distribution is payable on August 30, 2007.  Net income for the quarter of $53.0 million exceeded the aggregate amount of the distribution of $45.1 million by $7.9 million.

Liquidity and Capital Resources

We manage our liquidity with the intention of providing the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Based on changes in our working capital, for any given period the cash flows provided by operating activities may be less than the cumulative distributions paid on our shares for such period and such shortfall, if any, may be funded through the issuance of unsecured indebtedness or through the borrowing of additional amounts through the pledging of certain of our assets.  Our Board of Directors considers available liquidity when declaring distributions to shareholders.

 We believe that our liquidity level and access to additional funding is in excess of that necessary to enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures and distributions to our shareholders. As of June 30, 2007, we owed our Manager $11.2 million for the payment of management fees and reimbursable expenses pursuant to the Management Agreement.

An increase in prepayment rates on our investments substantially above our expectations could, however, cause a temporary liquidity shortfall due to the timing of the necessary margin calls on our financing arrangements and the actual receipt of the cash related to principal paydowns. In addition, any material event that impacts capital markets participants may also impair our ability to access additional liquidity. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.

Our ability to meet our long-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares), commercial paper, medium-term notes, securitization transactions structured as secured financings, and senior or subordinated notes. If we are unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on our business and results of operations and our ability to make distributions to shareholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred shares that we may issue in the future may receive, a distribution of our available assets prior to holders of our common shares. The decisions by investors and lenders to enter into equity, and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

Any material event that impacts capital markets participants may also impair our ability to access additional liquidity and we may therefore be required to sell some or all of our portfolio investments in order to maintain sufficient liquidity. Such sales may be at prices lower than the carrying value of our investments, which would result in our recognition of such losses and reduced income.

We have entered into various financing and derivative transactions in the normal course of business which contain terms and conditions that include bilateral margin posting requirements. During periods of increased adverse market volatility we are exposed to the risk that we may have to post additional margin collateral, which may have a material adverse impact on our available liquidity.  As a result, our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility.  For additional information, we refer you to both the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2006 and risk factors discussed under the caption “Risk Factors” under Item 8.01 in the Current Report on Form 8-K filed by the Company with the SEC on June 1, 2007.

We are no longer treated as a REIT for U.S. federal income tax purposes and, as a result, will not be subject to the REIT requirement to make distributions to our shareholders, although we currently intend to distribute approximately 75% to 95% of our taxable income to our shareholders.  However, distributions by us must be approved by, and will be subject to the sole discretion of, our Board of Directors and will be subject to various considerations including, but not limited to, our financial performance, liquidity requirements, distribution restrictions contained in our current or future financing facilities, our distribution yield relative to our peers and other relevant factors identified by our Board of Directors.

Sources of Funds

Securitization Transactions

On May 22, 2007, we closed CLO 2007-1, a $3.5 billion secured financing transaction.  We issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to KKR Strategic Capital Funds that are managed by an affiliate of our Manager.

Repurchase Agreements

As of June 30, 2007, we had $2.4 billion outstanding on repurchase facilities with four counterparties with a weighted average effective rate of 5.53% and a weighted average remaining term to maturity of 27 days. Because we borrow under repurchase agreements based on the estimated fair value of our pledged investments, and because changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities declines as a result of adverse changes in interest rates or credit spreads.

Secured Credit Facility

During June 2006 our $275.0 million secured revolving credit facility matured and was replaced with a $375.0 million three year senior secured revolving credit facility. During September 2006, the facility was amended to increase the total commitment amount to $800.0 million with the option to further increase the commitment amount to $900.0 million at any time so long as no default or event of default on the facility has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof. The new senior secured revolving credit facility matures in June 2009 and consists of two tranches. Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds rate in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of June 30, 2007, we had $156.5 million in borrowings outstanding under tranche B of this facility. In connection with our restructuring transaction, the facility was further amended in May 2007 to add us and certain of our wholly-owned subsidiaries as borrowers.

Junior Subordinated Notes

During June 2007, we formed Trust VI for the sole purpose of issuing trust preferred securities. On June 29, 2007, Trust VI issued preferred securities to unaffiliated investors for gross proceeds of $70.0 million and common securities to us for $2.2 million. The combined proceeds were invested by Trust VI in $72.2 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust VI and mature on July 30, 2037, but are callable on or after July 30, 2012. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.50%.

Convertible Debt

On July 23, 2007 we issued an aggregate of $300.0 million of 7.000% convertible notes maturing on July 15, 2012 to qualified institutional buyers.  The initial purchaser of the Notes has an option to purchase up to $45.0 million of Notes.  The Notes represent senior unsecured obligations of us and bear interest at the rate of 7.000% per year. Interest is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2008.

The Notes are convertible into our common shares, initially at a conversion rate of 31.08 shares per $1,000 principal of Notes, which is equivalent to an initial conversion price of $32.175 per common share. The Notes are convertible prior to the maturity date at any time on or after June 15, 2012 and also under the following circumstances: (i) a holder may surrender any of its Notes for conversion during any calendar quarter beginning after September 30, 2007 (and only during such calendar quarter) if, and only if, the closing sale price of our common shares for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; (ii) a holder may surrender any of its Notes for conversion during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Notes was less than 98% of the product of the closing sale price of our common shares multiplied by the applicable conversion rate; (iii) a holder may surrender for conversion any of its Notes if those Notes have been called for redemption, at any time prior to the redemption date, even if the Notes are not otherwise convertible at such time; and (iv) a holder may surrender any of its Notes for conversion if we engage in certain specified transactions, as defined in the indenture covering the Notes.

Capital Utilization and Leverage

As of June 30, 2007 and December 31, 2006, we had shareholders’ equity totaling $1.7 billion, and our leverage was 10.1 times and 9.1 times, respectively.

Off-Balance Sheet Commitments

The Company participates in certain financing arrangements, including bridge facilities and delayed draw facilities, whereby the Company is committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of June 30, 2007, the Company had unfunded financing commitments totaling $411.6 million.

REIT Matters

As of June 30, 2007, we believe that our REIT Subsidiary qualified as a REIT under the provisions of the Code. The Code requires, among other things, that at the end of each calendar quarter at least 75% of our REIT Subsidiary’s total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of our REIT Subsidiary’s gross income come from real estate sources and 95% of our REIT Subsidiary’s gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of June 30, 2007, we believe that our REIT Subsidiary was in compliance with such requirements. As of June 30, 2007, we also believe that our REIT Subsidiary met all of the REIT requirements regarding the ownership of its common shares and the distribution of its taxable income. However, the sections of the Code and the corresponding U.S. Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and our REIT Subsidiary’s qualification and taxation as a REIT depends upon its ability to meet various qualification tests imposed under the Code (such as those described above), including through its actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that our REIT Subsidiary has been organized and has operated, or will continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.

To maintain our REIT Subsidiary’s status as a REIT for federal income tax purposes, our REIT Subsidiary is required to distribute at least 90% of its REIT taxable income for each year. In addition, for each taxable year, to avoid certain federal excise taxes, our REIT Subsidiary is required to declare and pay dividends amounting to certain designated percentages of our REIT Subsidiary’s taxable income by the end of such taxable year. For the period covered by our calendar year 2006 federal tax return, we believe that our REIT Subsidiary met all of the distribution requirements of a REIT.

Exemption from Regulation under the Investment Company Act

We intend to conduct our operations so that were not required to register as an investment company under the Investment Company Act. Our subsidiaries that issue collateralized debt obligations (“CDOs”) generally will rely on Rule 3a-7, an exemption from the Investment Company Act provided for certain structured financing vehicles.  Accordingly, each of our CDO subsidiaries that rely on Rule 3a-7 is subject to an indenture that contains specific guidelines and restrictions, including a prohibition on the CDO issuers from acquiring and disposing of assets primarily for the purposes of recognizing gains or decreasing losses resulting from market value changes. Certain sales and purchases of assets may be made so long as the CDOs do not violate the guidelines contained in the indentures and are not based primarily on the changes in market value. We can, however, continue to sell assets without limitation if we believe the credit profile of the obligor will deteriorate.  The proceeds of permitted dispositions may be reinvested in collateral that is consistent with the credit profile of the CDO under specific and predetermined guidelines.

Our REIT Subsidiary that holds mortgage loans and other real estate assets relies on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of a subsidiary’s portfolio must be composed of mortgages and other liens on and interests in real estate (collectively, “qualifying assets”) and at least 80% of the subsidiary’s portfolio must be composed of real estate-related assets.  Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate.  Accordingly, these restrictions will limit the ability of these subsidiaries to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of mortgage loans.

In addition, the combined value of the investment securities issued by our subsidiaries that are excepted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not exceed 40% of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

Quantitative and Qualitative Disclosures About Market Risk

Market Risks

Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk.

Inflation Risks

Our investment portfolio comprises the majority of our assets and our investments are financial in nature. Changes in interest rates and credit spreads may have a material adverse impact on our financial condition, results of operations and liquidity. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates.

Interest Rate Risk

We believe that our primary market risk is interest rate risk. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows and the prepayment rates experienced on our investments that have imbedded borrower optionality. The objective of interest rate risk management is to achieve earnings, preserve capital and achieve liquidity by minimizing the negative impacts of changing interest rates, asset and liability mix, and prepayment activity.

We are exposed to basis risk between our investments and our borrowings. Our floating rate investments and our variable rate borrowings do not reset on the same day or with the same frequency and, as a result, we are exposed to basis risk with respect to index reset frequency. Our floating rate investments may reprice on indices that are different than the indices that are used to price our variable rate borrowings and, as a result, we are exposed to basis risk with respect to repricing index. The basis risks noted above, in addition to other forms of basis risk that exist between our investments and borrowings, may be material and could negatively impact future net interest margins.

Interest rate risk impacts our interest income, interest expense, prepayments, and the fair value of our investments, interest rate derivatives, and liabilities. We manage interest rate risk and make interest rate risk decisions by evaluating our projected earnings under selected interest rate scenarios. We also use static measures of interest rate risk including duration. During periods of increasing interest rates we are biased to purchase investments that are floating rate and we have had that bias since our inception. We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. We generally fund our fixed rate and our hybrid investments with short-term variable rate borrowings and we may use interest rate derivatives to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Hedging activities are complex and accounting for interest rate derivatives as fair value or cash flow hedges in accordance with SFAS No. 133 is difficult.

Prepayments will impact the average lives of our fixed rate and hybrid investments and, as a result, we are exposed to the risk that the amount of variable rate borrowings that we have swapped from floating rate to fixed rate is materially different than we expected because the average life of the fixed rate or hybrid investment has either extended or contracted. If the difference is material, we may have to adjust the amount of our interest rate derivative position and such action could generate a loss if we terminated any of the interest rate derivatives or it may negatively impact our future earnings if we have to increase our interest rate derivative positions because the average lives of our investments have extended.

The periodic and lifetime interest rate caps contained in our residential ARM loans and securities may limit the repricing of our residential ARM loans and securities and, as a result, we are exposed to the risk that repricing of our investments is limited by the respective caps and our variable rate borrowings do not have any similar such caps. As a result our income on the investments that are subject to the periodic and lifetime cap would remain constant while our cost of financing using variable rate debt would increase. The periodic and lifetime interest rate caps may negatively impact future net interest margins and the fair values of our residential ARM loan and security investments.

The following table summarizes the estimated net fair value of our derivative instruments held at June 30, 2007 and December 31, 2006 (amounts in thousands):

Derivative Fair Value

	As of June 30, 2007		As of December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate corridors	$744,936	$11,822	$702,369	$13,591
Interest rate swaps	4,216,027	55,419	4,567,828	45,314
Fair Value Hedges:
Interest rate swaps	32,000	442	32,000	13
Free-Standing Derivatives:
Interest rate swaptions	31,000	75	31,000	75
Credit default swaps—long	16,000	173	3,000	179
Credit default swaps—short	290,000	518	275,000	(797)
Total rate of return swaps	497,941	10,246	222,647	2,343
Common stock warrants	—	286	—	—
Net fair value	$5,827,904	$78,981	$5,833,844	$60,718

Risk Management

We seek to manage our interest rate risk exposure to protect our investment portfolio and related borrowings against the effects of major interest rate changes. We generally seek to manage our interest rate risk by:

•   Changing the mix between our floating rate investments and our fixed rate investments;

•   Monitoring and adjusting, if necessary, the reset index and interest rates related to our investments and our borrowings;

•   Attempting to structure our borrowing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods; and

•   Using interest rate derivatives to adjust the interest rate sensitivity of our investment portfolio and our borrowings.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.         Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2007 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s three and six months ending June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 1A.      Risk Factors

In addition to risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2006, please see the additional risk factors discussed under the caption “Risk Factors” under Item 8.01 in the Current Report on Form 8-K filed by the Company with the SEC on June 1, 2007, which is incorporated by reference hereto only with respect to the risk factors discussed under the caption “Risk Factors.”

Item 2 .        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

Our 2007 annual meeting of the shareholders was held on May 3, 2007. A total of 74,356,740 of our shares were present or voted by proxy at the meeting. This represented more than 92% of our outstanding common shares. The following matters were voted upon and received the votes as set forth below:

1.             Shareholders voted to approve the merger under the Agreement and Plan of Merger among KKR Financial Corp., KKR Financial Merger Corp. and KKR Financial Holdings LLC.  The proposal received 60,625,735 votes for, 143,164 against and 69,438 abstained.

2.             Shareholders elected twelve directors to one-year terms that will expire at the annual meeting of the shareholders in 2008. The vote tabulation for individual directors was:

DIRECTOR	FOR	WITHHELD

William F. Aldinger	73,689,294	667,446
Tracy L. Collins	74,127,779	228,961
Kenneth M. deRegt	74,137,023	219,717
V. Paul Finigan	73,682,032	674,708
Saturnino S. Fanlo	74,127,193	229,547
Paul M. Hazen	73,671,058	685,682
R. Glenn Hubbard	73,051,635	1,305,105
Ross J. Kari	51,685,950	22,670,790
Ely L. Licht	72,783,771	1,572,969
Deborah H. McAneny	74,125,180	231,560
Scott C. Nuttall	73,677,056	679,684
Willy R. Strothotte	74,042,676	314,064

3.             The election of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2007 was ratified with 73,976,560 shares voting for, 272,178 shares voting against, 108,002 shares abstaining and no broker non-votes.

Item 5.         Other Information

None.

Item 6.         Exhibits

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, KKR Financial Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR Financial Holdings LLC

Signature	Title

/s/ SATURNINO S. FANLO	Chief Executive Officer (Principal Executive Officer)
Saturnino S. Fanlo

/s/ JEFFREY B. VAN HORN	Chief Financial Officer (Principal Financial and Accounting Officer)
Jeffrey B. Van Horn

Date: August 2, 2007