Form 10-Q
period 2007-09-30
KKR Financial Holdings LLC
filed 2007-11-07
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

The registrant’s number of common shares outstanding as of November 5, 2007 was 115,248,990.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	September 30,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$644,403	$5,125
Restricted cash and cash equivalents	571,049	137,992
Securities available-for-sale, $1,446,086 and $831,537 pledged as collateral as of September 30, 2007 and December 31, 2006, respectively	1,453,562	964,440
Loans, net of allowance for loan losses of $25,000 and $0 as of September 30, 2007 and December 31, 2006, respectively	7,074,731	3,334,260
Derivative assets	10,698	2,817
Interest and principal receivable	124,196	55,472
Receivable for securities sold	168,506	1,358
Non-marketable equity securities	20,084	166,323
Reverse repurchase agreements	34,660	—
Investment in unconsolidated affiliate	—	104,035
Other assets	71,871	50,286
Assets of discontinued operations	8,770,814	12,743,069
Total assets	$18,944,574	$17,565,177
Liabilities
Repurchase agreements	$2,318,904	$1,087,662
Collateralized loan obligation senior secured notes	4,679,278	2,252,500
Collateralized loan obligation junior secured notes to affiliates	431,293	—
Secured revolving credit facility	168,000	34,710
Secured demand loan	29,577	41,658
Convertible senior notes	300,000	—
Junior subordinated notes	329,908	257,743
Subordinated notes to affiliates	131,417	—
Accounts payable, accrued expenses and other liabilities	15,323	19,113
Accrued interest payable	92,457	48,066
Accrued interest payable to affiliates	29,404	—
Related party payable	4,974	6,901
Securities sold, not yet purchased	69,704	—
Derivative liabilities	22,420	2,715
Liabilities of discontinued operations	8,651,267	12,090,678
Total liabilities	17,273,926	15,841,746
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common shares, no par value, 250,000,000 shares authorized and 111,316,698 and 80,464,713 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Paid-in-capital	2,111,099	1,671,135
Accumulated other comprehensive (loss) income	(72,797)	70,520
Accumulated deficit	(367,654)	(18,224)
Total shareholders’ equity	1,670,648	1,723,431
Total liabilities and shareholders’ equity	$18,944,574	$17,565,177

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net investment income:
Securities interest income	$35,354	$22,237	$80,134	$54,748
Loan interest income	131,375	66,788	283,161	164,829
Dividend income	782	945	2,722	2,740
Other interest income	11,850	2,638	20,101	5,928
Total investment income	179,361	92,608	386,118	228,245
Interest expense	(107,027)	(53,558)	(232,148)	(123,318)
Interest expense to affiliates	(21,148)	—	(29,404)	—
Provision for loan losses	(25,000)	—	(25,000)	—
Net investment income	26,186	39,050	99,566	104,927
Other income:
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(16,041)	357	(2,422)	3,666
Net realized gain on investments	53,400	2,781	87,164	4,922
Net realized and unrealized gain on securities sold, not yet purchased	2,220	—	2,795	52
Other income	2,759	2,270	7,347	2,890
Total other income	42,338	5,408	94,884	11,530
Non-investment expenses:
Related party management compensation	4,925	19,759	39,338	47,977
General, administrative and directors expenses	3,842	3,304	14,094	8,664
Professional services	2,195	1,095	3,495	2,584
Total non-investment expenses	10,962	24,158	56,927	59,225
Income from continuing operations before equity in income of unconsolidated affiliate and income tax expense	57,562	20,300	137,523	57,232
Equity in income of unconsolidated affiliate	—	914	12,706	914
Income from continuing operations before income tax expense	57,562	21,214	150,229	58,146
Income tax expense	386	453	1,245	885
Income from continuing operations	57,176	20,761	148,984	57,261
(Loss) income from discontinued operations	(318,683)	11,855	(309,096)	40,674
Net (loss) income	$(261,507)	$32,616	$(160,112)	$97,935

Net (loss) income per common share:
Basic
Income per share from continuing operations	$0.65	$0.26	$1.82	$0.72
(Loss) income per share from discontinued operations	$(3.64)	$0.15	$(3.78)	$0.51
Net (loss) income per share	$(2.99)	$0.41	$(1.96)	$1.23
Diluted
Income per share from continuing operations	$0.65	$0.25	$1.80	$0.71
(Loss) income per share from discontinued operations	$(3.63)	$0.15	$(3.73)	$0.51
Net (loss) income per share	$(2.98)	$0.40	$(1.93)	$1.22

Weighted-average number of common shares outstanding:
Basic	87,443	79,928	81,692	79,413
Diluted	87,696	81,043	82,747	80,015

Distributions declared per common share	$0.56	$0.49	$1.66	$1.34

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Amounts in thousands)

			Accumulated
			Other			Total
	Common	Paid-In	Comprehensive	Accumulated	Comprehensive	Shareholders’
	Shares	Capital	(Loss) Income	Deficit	Loss	Equity
Balance at January 1, 2007	80,465	$1,671,135	$70,520	$(18,224)		$1,723,431
Cumulative effect of adjustment from adoption of SFAS No. 159	—	—	—	(55,728)		(55,728)
Net loss	—	—	—	(160,112)	$(160,112)	(160,112)
Net change in unrealized loss on cash flow hedges	—	—	(53,960)	—	(53,960)	(53,960)
Net change in unrealized loss on securities available-for-sale	—	—	(89,357)	—	(89,357)	(89,357)
Comprehensive loss					$(303,429)
Cash distributions on common shares	—	—	—	(133,590)		(133,590)
Proceeds from issuance of common shares, net of offering costs	30,852	437,675	—	—		437,675
Amortization of restricted common shares	—	2,043	—	—		2,043
Amortization of common share options	—	246	—	—		246
Balance at September 30, 2007	111,317	$2,111,099	$(72,797)	$(367,654)		$1,670,648

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net (loss) income	$(160,112)	$97,935
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized and unrealized gains on derivatives, foreign exchange, and securities sold, not yet purchased	(24,722)	(1,259)
Write-off of debt issuance costs	2,247	—
Provision for loan losses	25,000	—
Share-based compensation	2,289	22,077
Unrealized loss on trading securities, whole loans, and liabilities at fair value	183,011	—
Net realized gains on sales of investments	(43,565)	(4,920)
Depreciation and net amortization	3,948	1,838
Deferred income tax benefit	—	(704)
Equity in income of unconsolidated affiliate	(12,706)	(914)
Changes in assets and liabilities:
Interest and principal receivable	(31,785)	(24,338)
Other assets	(16,237)	(5,075)
Related party payable	(1,923)	2,553
Accounts payable, accrued expenses and other liabilities	116,136	22,163
Accrued interest payable	29,404	5,994
Accrued interest payable to affiliates	29,004	—
Net cash provided by operating activities	99,989	115,350
Cash flows from investing activities:
Principal payments from investments	2,973,566	3,603,387
Proceeds from sales of investments	3,125,000	559,543
Purchases of investments	(4,342,073)	(6,636,324)
Net proceeds, purchases, and settlements of derivatives	40,570	973
Net additions to restricted cash and cash equivalents	(502,324)	(135,637)
Net change in reverse repurchase agreements	(34,660)	—
Restricted cash and cash equivalents acquired due to consolidation of KKR Financial CLO 2007-1, Ltd.	57,104	—
Additions of leasehold improvements and equipment	(244)	(5,132)
Investment in unconsolidated affiliate	(60,327)	(39,290)
Net cash provided by (used in) investing activities	1,256,612	(2,652,480)
Cash flows from financing activities:
Proceeds from common share offerings and common share option exercises	437,675	1,150
Distributions on common shares	(133,590)	(107,717)
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	(3,675,629)	(4,535,974)
Net change in asset-backed secured liquidity notes	(3,736,390)	6,202,555
Proceeds from issuance of mortgage-backed securities	3,319,547	—
Repayment of mortgage-backed securities	(99,323)	—
Issuance of collateralized loan obligation senior secured notes	2,426,778	752,500
Issuance of collateralized loan obligation junior secured notes to affiliates	262,103	—
Issuance of convertible senior notes	300,000	—
Issuance of junior subordinated notes	70,000	250,000
Issuance of subordinated notes to affiliates	131,417	—
Other capitalized costs	(19,911)	(39,192)
Net cash (used in) provided by financing activities	(717,323)	2,523,322
Net increase (decrease) in cash and cash equivalents	639,278	(13,808)
Cash and cash equivalents at beginning of period	5,125	16,110
Cash and cash equivalents at end of period	$644,403	$2,302

Supplemental cash flow information:
Cash paid for interest	$424,725	$987,072
Cash paid for taxes	$1,775	$3,518
Non-cash investing and financing activities:
Net (receivable) payable for securities (sold) purchased	$(180,689)	$275,622
Issuance of restricted common shares	$845	$163
Transfers of loans held for investment to held for sale	$—	$606,134
Affiliate contributions for collateralized loan obligation junior secured notes	$169,209	$—

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries, the “Company” or “KKR Financial”, is a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. The Company seeks to achieve its investment objective by investing in (i) corporate loans and debt securities, (ii) marketable equity securities, and (iii) non-marketable equity securities. The Company also makes opportunistic investments in other asset classes from time to time. The Company invests in both cash and derivative instruments.

KKR Financial Holdings LLC is a Delaware limited liability company and was organized on January 17, 2007. KKR Financial Holdings LLC is the successor to KKR Financial Corp. (the “REIT Subsidiary”), a Maryland corporation. KKR Financial Corp. was originally incorporated in the State of Maryland on July 7, 2004 and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. On May 4, 2007, KKR Financial completed a restructuring transaction (the “Restructuring Transaction”), pursuant to which the REIT Subsidiary became a subsidiary of KKR Financial and each outstanding share of the REIT Subsidiary’s common stock was converted into one of KKR Financial’s common shares, which are publicly traded on the New York Stock Exchange (“NYSE”). KKR Financial intends to be treated as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. The Restructuring Transaction has been accounted for as a reorganization of entities under common control whereby the consolidated assets and liabilities of the Company were recorded at the historical cost of the REIT Subsidiary, as reflected on its consolidated financial statements. The Company is considered the REIT Subsidiary’s successor for accounting purposes, and the REIT Subsidiary’s consolidated financial statements for prior periods are the Company’s historical consolidated financial statements presented herein.

Significant disruptions in both the residential mortgage and asset-backed commercial paper markets during the third quarter of 2007 had a material adverse impact on both the values and related financings of the Company’s investments in residential mortgage loans and mortgage-backed securities. In light of these adverse market conditions that occurred, the Company took several steps which are further described in the notes to these condensed consolidated financial statements. The Company’s management believes that these steps, coupled with the Company’s available liquidity, provide the Company with the ability to meet all of its obligations for the foreseeable future.

In August 2007, the Company’s Board of Directors approved the Company’s plan to exit its residential mortgage investment operations and to sell the REIT Subsidiary. Accordingly, the Company has reported its residential mortgage investment operations, including the REIT Subsidiary, as a discontinued operation in this Form 10-Q. Accordingly, the Company has presented the results of operations from the REIT Subsidiary as a discontinued operation for the current quarterly period. Because the REIT Subsidiary was the Company’s reporting entity prior to the consummation of the Restructuring Transaction, results of operations for periods prior to, or including the period prior to, the consummation of the Restructuring Transaction only reflects the Company’s residential mortgage investment operations as discontinued operations. Assets and liabilities related to the Company’s residential mortgage investment operations for all periods presented are included in assets of discontinued operations and liabilities of discontinued operations, respectively, on the Company’s condensed consolidated balance sheets. Unless otherwise noted, amounts and disclosures contained in these condensed consolidated financial statements and notes relate to the Company’s continuing operations.

On August 21, 2007, the Company consummated a common share offering of 16.0 million common shares to seven unaffiliated institutional investors in separately negotiated transactions registered under the Securities Act of 1933, as amended (the “1933 Act”) at a price of $14.40 per common share, which was the closing price of the Company’s common shares on the NYSE on August 17, 2007. Proceeds from the transaction totaled $230.4 million and the Company will use the net proceeds for general corporate purposes.

On the same date, the Company announced a rights offering of common shares to its common shareholders of up to $270.0 million in which the Company distributed non-transferable rights to subscribe for 18.75 million common shares. Each holder of common shares received 0.19430 common share rights for each common share held at the close of business on August 30, 2007, the record date for the rights offering, and the common share rights expired on September 19, 2007. The subscription price for the common shares offered in the rights offering was $14.40 per common share, which was the closing price of the Company’s common shares on August 17, 2007. In connection with this rights offering, certain principals of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) agreed to provide a backstop commitment to purchase up to approximately $100.0 million of common shares at the price of $14.40 to the extent the rights offering was not fully subscribed by the Company’s common shareholders. The Company’s common shareholders and certain principals of KKR exercised common share rights totaling 14.8 million and 3.9 million common shares, respectively. The Company received proceeds of $213.4 million and $56.6 million on September 19, 2007 and October 2, 2007, respectively, which the Company will use for general corporate purposes. Total expenses incurred by the Company related to the common share rights offering totaled $6.1 million.

KKR Financial Advisors LLC (the “Manager”), a wholly owned subsidiary of KKR Financial LLC, manages the Company pursuant to a management agreement (the “Management Agreement”). The Company, KKR Financial LLC, and the Manager are affiliates of KKR.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, its REIT Subsidiary, its domestic and foreign taxable corporate subsidiaries, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. The Company’s residential mortgage investment operations and its REIT Subsidiary are presented as discontinued operations for financial statement purposes.

These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

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

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-4, Ltd. (“CLO 2007-4”), and KKR Financial CLO 2008-1, Ltd. (“CLO 2008-1”) are entities established to complete secured financing transactions. These entities are VIEs and are not considered to be qualifying special-purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these condensed consolidated financial statements. Additionally, the Company is the primary beneficiary of six residential mortgage loan securitization trusts that are not considered to be QSPEs under SFAS No. 140 and the Company has therefore included the accounts of these entities in these condensed consolidated financial statements.

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

Securities Available-for-Sale

The Company classifies its investments in securities as available-for-sale since the Company may sell the securities prior to maturity and does not hold the securities principally for the purpose of selling the securities in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

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

Unamortized premiums and unaccreted discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

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

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold, but did not own prior to the sale. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company will be required to “cover” its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale. Changes in the value of these securities are reflected in net realized and unrealized gain on securities sold, not yet purchased on the Company’s condensed consolidated statements of operations.

Loans

The Company purchases participations in corporate leveraged loans and commercial real estate loans in the primary and secondary market. Loans are held for investment and the Company initially records loans at their purchase prices. The Company accounts for these loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. In certain instances, where the credit fundamentals underlying a particular loan have materially changed in such a manner that the Company’s expected return may decrease, the Company may elect to sell a loan held for investment. Once the determination has been made by the Company that it will no longer hold the loan for investment, the Company accounts for the loan at the lower of amortized cost or estimated fair value.

Interest income on loans represents interest at stated coupon rates adjusted for accretion of purchase discounts and amortization of purchase premiums. For corporate and commercial real estate loans, unamortized premiums and discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.

Allowance and Provision for Loan Losses

The Company maintains an allowance for loan losses at a level that the Company believes is adequate based on an evaluation of known and inherent risks related to its loan investments. When determining the adequacy of the allowance for loan losses the Company considers, among other factors, historical and industry loss experience, economic conditions and trends, the estimated fair values of its loans, credit quality trends and other factors that the Company determines are relevant. Loans are generally evaluated for impairment individually, but loans purchased on a pooled basis with relatively smaller balances and substantially similar characteristics may be evaluated collectively for impairment.

The Company’s investments in commercial real estate loans and corporate loans are not homogeneous and the Company individually reviews each of the loans for impairment and uses relevant information in its analysis, including, but not limited to, current estimated fair values, current valuation multiples, estimated fair values and quality of collateral, projected operating cash flows and projected liquidation cash flows. The Company considers a loan to be impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due to the Company based on the contractual terms of the loan. When a loan is impaired, the allowance for loan losses is increased by the amount of the excess of the amortized cost basis of the loan over its estimated fair value. Increases in the allowance for loan losses are recognized in the Company’s results of operations as a provision for loan losses. When the Company makes a determination that some or all of a loan is uncollectible, the Company charges-off or writes-down the loan and the allowance for loan losses is reduced.

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

Borrowings

The Company finances the acquisition of its investments, including loans and securities available-for-sale, primarily through the use of secured borrowings in the form of securitization transactions structured as secured financings, repurchase agreements, warehouse facilities, demand loans, and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

Trust Preferred Securities

Trusts formed by the Company for the sole purpose of issuing trust preferred securities are not consolidated by the Company in accordance with FIN 46R as the Company has determined that it is not the primary beneficiary of such trusts. The Company’s investment in the common securities of such trusts is included in other assets on the Company’s condensed consolidated balance sheets.

Derivative Financial Instruments

The Company recognizes all derivatives on its condensed consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, the Company records changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income (loss). The Company subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in current period other income.

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

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. See Note 13 for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Compensation

The Company accounts for share-based compensation issued to its directors and to the Manager using the fair value based methodology prescribed by SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed ratably over the vesting period. Compensation cost related to restricted common shares and common share options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the graded vesting attribution method pursuant to SFAS No. 123(R) to amortize compensation expense for the restricted common shares and common share options granted to the Manager.

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

The REIT Subsidiary, presented as a discontinued operation for financial statement purposes, has elected to be taxed as a REIT and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”), with respect thereto. Accordingly, the REIT Subsidiary is not subject to federal income tax to the extent that its distributions satisfy the REIT requirements and certain asset, income and ownership tests and recordkeeping requirements are fulfilled. Even though the REIT Subsidiary qualifies for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on the REIT Subsidiary’s taxable income.

KKR TRS Holdings, Inc. (“TRS Inc.”), KKR TRS Holdings, Ltd. (“TRS Ltd.”), CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-4, and CLO 2008-1 are not consolidated for federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in TRS Inc., a domestic taxable corporate subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code.

Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of each consolidated balance sheet date. TRS Ltd., CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-4, and CLO 2008-1, the Company’s foreign taxable corporate subsidiaries, are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable corporate subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the quarter ended September 30, 2007 were required. However, the Company will generally be required to include their current taxable income in the calculation of its taxable income allocable to shareholders.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per common share (“EPS”) in its condensed consolidated financial statements and footnotes thereto. Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss allocable to common shareholders by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, and the potential dilution of convertible senior notes using the if-converted method, if they are not anti-dilutive. See Note 4 for EPS computations.

A rights offering whose exercise price at issuance is less than the fair value of the stock is considered to have a bonus element, resulting in an adjustment of the prior period number of shares outstanding to calculate basic and diluted earnings per share. As a result of the rights offering, prior period weighted-average number of shares and earnings per share outstanding has been adjusted to reflect the issuance at less than fair value.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are free-standing derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. The Company adopted SFAS No. 155 as of the beginning of 2007 and the adoption of SFAS No. 155 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on its condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The Company adopted SFAS No. 157 as of the beginning of 2007 and the adoption of SFAS No. 157 did not have a material impact on the manner in which the Company measures the fair value of its financial instruments, but did result in certain additional disclosures, which are contained in Note 14.

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

The Company adopted SFAS No. 159 as of the beginning of 2007 and elected to apply the fair value option for its investments in residential mortgage loans and residential mortgage-backed securities, which are currently reflected as a discontinued operation for financial statement purposes. The Company elected the fair value option for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of residential mortgage investments. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2007 due to the adoption of SFAS No. 159 was a loss of $55.7 million. The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2007 (amounts in thousands):

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

(1)    Prior to January 1, 2007, residential mortgage-backed securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for mortgage-backed securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive income (loss) to beginning accumulated deficit.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. In October 2007, the effective date of SOP 07-1 was indefinitely deferred. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

On July 25, 2007, the FASB authorized a proposed FASB Staff Position (the “proposed FSP”) that, if approved for issuance by the FASB, will affect the accounting for the Company’s convertible senior notes. The proposed FSP will require that the initial debt proceeds be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and would require retrospective application. The Company is currently evaluating the impact of adopting the proposed FSP.

Note 3. Discontinued Operations

In August 2007, the Company’s Board of Directors approved a plan to exit the Company’s residential mortgage investment operations and to sell the REIT Subsidiary. Accordingly, the Company has reported its residential mortgage investment operations, including the REIT Subsidiary, as a discontinued operation. The assets and liabilities of the Company’s residential mortgage investment operations consist primarily of investments in residential mortgage loans and securities, interest and principal receivable from its residential mortgage loans and securities, cash and restricted cash and equivalents balances, and debt and related interest payable consisting of repurchase agreements and secured liquidity notes that are used to finance investments in residential mortgage loans and securities. Investments in residential mortgage loans and securities are accounted for at fair value as the Company elected the fair value option of accounting for its investments in residential mortgage loans and securities as of January 1, 2007. Changes in the fair value of residential mortgage loans and securities are included in income (loss) from discontinued operations on the Company’s condensed consolidated statements of operations.

The Company’s decision to exit its residential mortgage investment operations business and sell its REIT Subsidiary was based on various considerations including, but not limited to, the following: (i) the Company’s restructuring from a REIT to a publicly traded LLC which enabled the Company to execute its core business of investing in corporate loans and debt securities without having to invest in residential mortgage assets to qualify as a REIT; and (ii) the material adverse change in the mortgage industry and associated liquidity crisis in the capital markets that arose during the third quarter of 2007, which resulted in the Company’s inability to finance its residential mortgage investments on reasonable financial terms.

During the quarter ended September 30, 2007, the REIT Subsidiary sold approximately $5.2 billion of residential mortgage-backed securities and recognized a loss of approximately $65.0 million. Included in the $5.2 billion of residential mortgage-backed securities that were sold were approximately $3.4 billion of residential mortgage-backed securities rated AAA/Aaa that were issued by securitization trusts where the Company owns the subordinated interests. The Company consolidates these securitization trusts as it is the primary beneficiary under FIN 46R, and as a result, the sales were accounted for by the Company on a consolidated basis as issuances of residential mortgage-backed securities. The Company has elected the fair value option under SFAS No. 159 for the residential mortgage-backed securities issued by the securitization trusts and therefore is carrying mortgage-backed securities issued by securitization trusts at fair value with changes in fair value reflected in income (loss) from discontinued operations.

As of September 30, 2007, $0.6 billion of residential mortgage loans and $4.5 billion of residential mortgage-backed securities were pledged as collateral for non-recourse secured liquidity notes issued by two asset-backed secured liquidity note conduit facilities (the “Facilities”) that are accounted for as subsidiaries of the REIT Subsidiary because the REIT Subsidiary is the primary beneficiary of these entities under FIN 46R. On October 18, 2007, the Company announced that the REIT Subsidiary had consummated a restructuring of the Facilities. Pursuant to the terms of the restructuring, the maturity date of the secured liquidity notes issued by the Facilities was extended with approximately 50% of the principal balance due on February 15, 2008, and the remaining principal balance due on March 13, 2008. Under the terms of the restructuring, the Company continues to have the right, but not the obligation, to repurchase or refinance the collateral which collateralizes the Facilities and pay off the Facilities prior to the scheduled maturity dates of the security liquidity notes.

During the quarter ended September 30, 2007, the Company recorded a charge for discontinued operations of approximately $243.7 million. The amount of the charge recorded by the Company consists of (i) the REIT Subsidiary’s investment in the Facilities, which was comprised of (a) a subordinated interest in the collateral owned by the Facilities, and (b) approximately $38.3 million of cash invested, and (ii) contingencies related to the restructuring and anticipated future termination of the Facilities and expenses consisting of legal, accounting, and consulting fees. Because the secured liquidity notes issued by the Facilities are non-recourse to the REIT Subsidiary and the Company, the Company’s loss from the operations of the Facilities is limited to the Company’s net investment in the Facilities. The components of the Company’s charge for discontinued operations consists of its investment in the Facilities of approximately $199.9 million, a reserve for contingent liabilities of $36.5 million, and an accrual for legal, accounting, and consulting fees of approximately $7.3 million.

Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of	As of
	September 30, 2007	December 31, 2006
Assets
Restricted cash	$69,339	$73
Trading securities	4,538,653	—
Securities available-for-sale	—	7,536,196
Loans	4,118,030	5,107,761
Derivative assets	(2,656)	60,616
Interest and principal receivable	18,710	33,117
Receivable (payable) for securities sold (purchased)	12,367	(1,358)
Other assets	16,371	6,664
Assets of discontinued operations	$8,770,814	$12,743,069

	As of	As of
	September 30, 2007	December 31, 2006
Liabilities
Repurchase agreements	$269,622	$3,369,427
Mortgage-backed securities issued	3,251,091	—
Asset-backed secured liquidity notes	4,969,211	8,705,601
Accounts payable, accrued expenses and other	146,839	26,725
Accrued interest payable (receivable)	14,504	(11,075)
Liabilities of discontinued operations	$8,651,267	$12,090,678

The components of (loss) income from discontinued operations are as follows (amounts in thousands):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net investment income	$8,956	$15,622	$40,176	$52,713
Other (loss) income	(187,536)	150	(202,230)	148
Non-investment expenses	(140,103)	(3,917)	(147,042)	(12,187)
(Loss) income from discontinued operations	$(318,683)	$11,855	$(309,096)	$40,674

During the quarter ended September 30, 2007, in connection with the aforementioned sale by the Company of approximately $5.2 billion of residential mortgage-backed securities, the Company terminated seven interest rate derivatives with an aggregate notional amount of $3.8 billion. The terminated interest rate derivatives had previously been designated as cash flow hedges under SFAS No. 133 and at the time of termination had a market value of approximately $28.6 million that was included in other comprehensive income, a component of shareholders’ equity. As the hedged forecasted transaction is no longer expected to occur, the Company recognized the $28.6 million gain which is included in income (loss) from discontinued operations. Additionally, the Company undesignated four interest rate derivatives that had been designated as cash flow hedges with an aggregate notional amount of $610.7 million as the hedged forecasted transaction is no longer expected to occur and recognized the related unrealized loss into income (loss) from discontinued operations of approximately $0.2 million that had been included in other comprehensive income. During the period subsequent to the undesignation through the end of the quarter ending September 30, 2007, these interest rate derivatives generated unrealized losses of approximately $2.5 million that is included in income (loss) from discontinued operations.

As previously described, the Company has elected the fair value option for its trading securities (consisting of investments in residential mortgage loans and residential mortgage-backed securities) and for mortgage-backed securities issued. As of September 30, 2007, trading securities which total $4.5 billion were all valued utilizing level 2 inputs as described under SFAS No. 157. Additionally, mortgage-backed securities issued with a balance of $3.3 billion were also valued using level 2 inputs.

Note 4. Earnings per Share

The Company calculates basic net income per common share by dividing net income for the period by the weighted-average number of its common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income by the weighted-average number of common shares plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding common share options and assumed vesting of outstanding restricted common shares using the treasury stock method, as well as the assumed conversion of convertible senior notes using the if-converted method, if they are not anti-dilutive.

The following table presents a reconciliation of basic and diluted net income per common share for the three and nine months ended September 30, 2007 and September 30, 2006 (amounts in thousands, except per share information):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Income from continuing operations	$57,176	$20,761	$148,984	$57,261
(Loss) income from discontinued operations	(318,683)	11,855	(309,096)	40,674
Net (loss) income	$(261,507)	$32,616	$(160,112)	$97,935

Basic:
Basic weighted-average shares outstanding	87,443	79,928	81,692	79,413
Income per share from continuing operations	$0.65	$0.26	$1.82	$0.72
(Loss) income per share from discontinued operations	$(3.64)	$0.15	$(3.78)	$0.51
Net (loss) income per share	$(2.99)	$0.41	$(1.96)	$1.23

Diluted:
Basic weighted-average shares outstanding	87,443	79,928	81,692	79,413
Dilutive effect of share options and restricted common shares using the treasury method	253	1,115	1,055	602
Diluted weighted-average shares outstanding (1)	87,696	81,043	82,747	80,015
Income per share from continuing operations	$0.65	$0.25	$1.80	$0.71
(Loss) income per share from discontinued operations	$(3.63)	$0.15	$(3.73)	$0.51
Net (loss) income per share	$(2.98)	$0.40	$(1.93)	$1.22

(1)    Potential anti-dilutive common shares excluded from diluted (loss) income earnings per share for the three months ended September 30, 2007 were 1,932 for share options.

Note 5. Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. As of September 30, 2007, the Company had securities sold, not yet purchased with an amortized cost basis of $67.2 million and an accumulated net unrealized loss of $2.5 million. The Company did not have any securities sold, not yet purchased as of December 31, 2006.

For the three months ending September 30, 2007, the Company had net realized gains on short security sales of $5.2 million and net unrealized losses on short security sales of $2.9 million, compared to no net realized or unrealized gains or losses on short security sales for the three months ending September 30, 2006. For the nine months ending September 30, 2007, the Company had net realized gains of $5.3 million on short security sales and net unrealized losses of $2.5 million on short security sales, compared to net realized gains of $0.1 million on short security sales and no unrealized gains or losses on short security sales for the nine months ended September 30, 2006.

Note 6. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of September 30, 2007, which are carried at estimated fair value (amounts in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Estimated
Description	Cost	Gains	Losses	Fair Value
Commercial mortgage-backed securities	$32,000	$—	$(1,118)	$30,882
Corporate securities	1,445,090	16,601	(80,326)	1,381,365
Common and preferred stock	45,821	96	(4,602)	41,315
Total	$1,522,911	$16,697	$(86,046)	$1,453,562

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2007 (amounts in thousands):

	Less than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial mortgage-backed securities	$30,882	$(1,118)	$—	$—	$30,882	$(1,118)
Corporate securities	997,354	(75,527)	18,268	(4,799)	1,015,622	(80,326)
Common and preferred stock	29,364	(4,602)	—	—	29,364	(4,602)
Total	$1,057,600	$(81,247)	$18,268	$(4,799)	$1,075,868	$(86,046)

The unrealized losses in the above table are temporary impairments due to market factors and are not reflective of credit deterioration. The Company has performed credit analyses in relation to these investments and has determined that the carrying value of these investments is expected to be fully recoverable over their expected holding period. Because the Company has the intent and ability to hold these investments until recovery, the unrealized losses are not considered to be other-than-temporary impairments.

The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2006, which are carried at estimated fair value (amounts in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair Value Hedge	Estimated
Description	Cost	Gains	Losses	Adjustment	Fair Value
Commercial mortgage-backed securities	$32,000	$36	$—	$(13)	$32,023
Asset-backed securities	31,071	203	(37)	—	31,237
Corporate securities	799,900	36,697	(4,385)	—	832,212
Common and preferred stock	68,113	1,314	(459)	—	68,968
Total	$931,084	$38,250	$(4,881)	$(13)	$964,440

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2006 (amounts in thousands):

	Less than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$7,462	$(37)	$—	$—	$7,462	$(37)
Corporate securities	61,848	(4,106)	18,907	(279)	80,755	(4,385)
Common and preferred stock	33,063	(459)	—	—	33,063	(459)
Total	$102,373	$(4,602)	$18,907	$(279)	$121,280	$(4,881)

The unrealized losses in the above table are temporary impairments due to market factors and are not reflective of credit deterioration. The Company has performed credit analyses in relation to these investments and has determined that the carrying value of these investments is expected to be fully recoverable over their expected holding period. Because the Company has the intent and ability to hold these investments until recovery, the unrealized losses are not considered to be other-than-temporary impairments.

During the three and nine month periods ended September 30, 2007, the Company’s gross realized gains from the sales of available-for-sale securities were $3.8 million and $35.7 million, respectively. The Company had gross realized losses of $2.6 million and $4.8 million from the sales of available-for-sale securities during the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, the Company’s gross realized gains from the sales of available-for-sale securities were $3.0 million and $5.1 million, respectively. The Company had gross realized losses of $1.1 million and $1.2 million from the sales of available-for-sale securities during the three months and nine months ended September 30, 2006, respectively.

Note 9 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings under repurchase agreements and all other secured financing transactions. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under repurchase agreements and all other secured financing transactions as of September 30, 2007 (amounts in thousands):

	Commercial
	Mortgage-Backed	Corporate	Common and
	Securities	Securities	Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$13,514	$320,235	$—
Pledged as collateral for borrowings under secured revolving credit facility	—	50,720	—
Pledged as collateral for borrowings under secured demand loan	—	—	38,864
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	17,368	1,005,385	—
Total	$30,882	$1,376,340	$38,864

The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under repurchase agreements, asset-backed secured liquidity notes, and all other secured financing transactions as of December 31, 2006 (amounts in thousands):

	Commercial
	Mortgage-Backed	Corporate	Common and
	Securities	Securities (1)	Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$32,023	$310,856	$—
Pledged as collateral for borrowings under secured revolving credit facility	—	33,186	—
Pledged as collateral for borrowings under secured demand loan	—	—	47,056
Pledged as collateral for collateralized loan obligation senior secured notes	—	408,416	—
Total	$32,023	$752,458	$47,056

(1)    Includes asset-backed securities.

Note 7. Loans

The following table summarizes the Company’s loan investments as of September 30, 2007 and December 31, 2006 (amounts in thousands):

	As of	As of
	September 30, 2007	December 31, 2006
Corporate loans, at net amortized cost	$6,985,483	$3,225,567
Commercial real estate loans, at net amortized cost	114,248	108,693
Allowance for loan losses	(25,000)	—
Total	$7,074,731	$3,334,260

The following table summarizes the components of the carrying value of the Company’s loan investments recorded at net amortized cost as of September 30, 2007 (amounts in thousands):

		Unamortized	Net
	Principal	Discount	Amortized Cost
Corporate loans	$7,043,880	$(58,397)	$6,985,483
Commercial real estate loans	114,341	(93)	114,248
Total	$7,158,221	$(58,490)	$7,099,731

The following table summarizes the components of the carrying value of the Company’s loans as of December 31, 2006 (amounts in thousands):

		Unamortized	Net
	Principal	Discount	Amortized Cost
Corporate loans	$3,232,414	$(6,847)	$3,225,567
Commercial real estate loans	108,790	(97)	108,693
Total loans	$3,341,204	$(6,944)	$3,334,260

Note 9 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings under repurchase agreements and all other secured financing transactions. The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements and all other secured financing transactions as of September 30, 2007 (amounts in thousands):

		Commercial Real
	Corporate Loans	Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$1,739,089	$—
Pledged as collateral for borrowings under secured revolving credit facility	48,628	—
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	5,197,766	114,248
Total	$6,985,483	$114,248

The following table summarizes the carrying value of loans pledged as collateral under repurchase agreements and all other secured financing transactions as of December 31, 2006 (amounts in thousands):

		Commercial Real
	Corporate Loans	Estate Loans
Pledged as collateral for borrowings under repurchase agreements	$596,976	$15,000
Pledged as collateral for borrowings under secured revolving credit facility	174,893	—
Pledged as collateral for collateralized loan obligation senior secured notes	2,452,066	93,693
Total	$3,223,935	$108,693

As of September 30, 2007 and December 31, 2006, no loans were delinquent. During the quarter ended September 30, 2007, the Company recorded a provision for loan losses of $25.0 million which reflects the Company’s estimate of probable losses, but not realized in the Company’s loan portfolio as of September 30, 2007. As of December 31, 2006, the Company had no allowance for loan losses.

Note 8. Investment in Unconsolidated Affiliate

During the third quarter of 2006, the Company invested in KKR Financial Holdings I, L.P. (“KFH”), a limited partnership where the Company held a 49.9% limited partnership interest. The remaining 50.1% of KFH was owned by three private investment funds (collectively, the “KKR Strategic Capital Funds”) and the general partner of the KKR Strategic Capital Funds. The KKR Strategic Capital Funds are managed by an affiliate of the Manager and the KFH general partner is 100% owned by the Manager. KFH was formed to hold the subordinated interests in three special purpose entities formed during the third quarter of 2006 for the purpose of completing secured financing transactions in the form of collateralized loan obligation issuances to finance certain investments in corporate loans and securities. These three special purpose entities were consolidated by KFH because KFH was determined to be the primary beneficiary of these entities under FIN 46R.

During the second quarter of 2007, the three special purpose entities which KFH had previously consolidated were combined in one secured financing transaction, CLO 2007-1 (see description under Borrowings in Note 9). Because the Company holds the majority of the subordinated interests in CLO 2007-1, the Company has determined that it is the primary beneficiary of CLO 2007-1 and therefore consolidates the accounts of CLO 2007-1 into these financial statements.

Note 9. Borrowings

The Company leverages its portfolio of securities and loans through the use of repurchase agreements, warehouse facilities, demand loans, and securitization transactions structured as secured financings.

Certain information with respect to the Company’s borrowings as of September 30, 2007 is summarized in the following table (dollar amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
	Outstanding	Borrowing	Maturity	Fair Value
	Borrowings	Rate	(in days)	of Collateral (1)
Repurchase agreements	$2,318,904	5.76%	204	$1,923,977
Secured revolving credit facility	168,000	6.07	632	98,862
Secured demand loan	29,577	5.75	31	38,864
CLO 2005-1 senior secured notes	831,278	5.68	3,496	967,950
CLO 2005-2 senior secured notes	752,000	5.78	3,710	974,590
CLO 2006-1 senior secured notes	727,500	5.87	3,982	983,523
CLO 2007-1 senior secured notes	2,368,500	6.30	4,976	2,774,326
CLO 2007-1 junior secured notes to affiliates (2)	431,293	—	4,976	505,192
Convertible senior notes	300,000	7.00	1,750	—
Junior subordinated notes	329,908	7.74	10,616	—
Subordinated notes to affiliates (3)	131,417	—	—	144,361
Total	$8,388,377			$8,411,645

(1)            Collateral for borrowings consists of securities available-for-sale and loans.

(2)            CLO 2007-1 junior secured notes to affiliates consist of (x) $244.7 million of mezzanine notes with a weighted average borrowing rate of 10.21% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)            Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-4 and CLO 2008-1.

Certain information with respect to the Company’s borrowings as of December 31, 2006 is summarized in the following table (dollar amounts in thousands):

			Weighted
		Weighted	Average
		Average	Remaining
	Outstanding	Borrowing	Maturity	Fair Value
	Borrowings	Rate	(in days)	of Collateral (1)
Repurchase agreements	$455,301	5.62%	22	$244,359
Secured revolving credit facility	34,710	6.07	905	208,536
Secured demand loan	41,658	5.88	1	47,056
CLO 2005-1 senior secured notes	773,000	5.78	3,769	984,837
CLO 2005-2 senior secured notes	752,000	5.65	3,983	982,976
CLO 2006-1 senior secured notes	727,500	5.73	4,255	1,001,405
CDO 2005-1 repurchase agreements	1,074	6.45	18	1,434
CLO 2006-2 repurchase agreements	631,287	5.95	1	734,348
Junior subordinated notes	257,743	7.71	10,811	—
Total	$3,674,273			$4,204,951

(1)             Collateral for borrowings consists of securities available-for-sale and loans.

On May 22, 2007, the Company closed CLO 2007-1, a $3.5 billion secured financing transaction. The Company issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to the KKR Strategic Capital Funds. During the quarter ended September 30, 2007, the Company recorded interest expense of $15.6 million for the notes issued to the KKR Strategic Capital Funds and as of September 30, 2007 the Company had accrued interest payable to the KKR Strategic Capital Funds totaling $23.9 million.

During June 2007, the Company issued $72.2 million of junior subordinated notes to KKR Financial Capital Trust VI (the “Trust”), an entity the Company formed for issuing trust preferred securities and through which the Company received $70.0 million in gross proceeds through the Trust’s issuance of trust preferred securities to unaffiliated investors. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.50%. During the quarter ended September 30, 2007, the Company recorded interest expense on these notes of $1.4 million.

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

In connection with the Company’s common share rights offering (see Note 1 for description) during the third quarter, the Company adjusted the conversion rate for the Notes pursuant to the governing indenture for the Notes. The new conversion price for the Notes is approximately $31.00 and was effective on September 21, 2007. The new conversion rate for each $1,000 principal amount of Notes is 32.2581 of the Company’s common shares.

Note 10. Derivative Financial Instruments

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

Cash Flow and Fair Value Hedges

The Company uses interest rate derivatives consisting of swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes. The Company designates these financial instruments as cash flow hedges. The Company also uses interest rate swaps to hedge all or a portion of the interest rate risk associated with certain fixed interest rate investments. The Company designates these financial instruments as fair value hedges.

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

The table below summarizes the estimated net fair value of the derivative instruments as of September 30, 2007 and December 31, 2006 (amounts in thousands):

	As of September 30, 2007		As of December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(3,114)	$150,000	$(1,711)
Fair Value Hedges:
Interest rate swaps	32,000	(334)	32,000	13
Free-Standing Derivatives:
Interest rate swaptions	—	—	31,000	75
Interest rate swaps	150,000	640	—	—
Credit default swaps – long	66,000	274	3,000	179
Credit default swaps – short	273,000	6,521	275,000	(797)
Total rate of return swaps	445,811	(16,141)	222,647	2,343
Common stock warrants	—	432	—	—
Net fair value	$1,350,144	$(11,722)	$713,647	$102

During the three and nine months ended September 30, 2007 and September 30, 2006, the Company recognized an immaterial amount of ineffectiveness in income from its cash flow and fair value hedges.

Note 11. Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows (amounts in thousands):

	As of	As of
	September 30, 2007	December 31, 2006
Net unrealized (losses) gains on available-for-sale securities	$(69,683)	$19,674
Net unrealized (losses) gains on cash flow hedges	(3,114)	50,846
Accumulated other comprehensive (loss) income	$(72,797)	$70,520

The changes in the components of other comprehensive (loss) income were as follows (amounts in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during period	$(73,218)	$25,259	$(72,577)	$21,745
Translation adjustment to accumulated deficit in conjunction with fair value option election for residential mortgage-backed securities, currently held as discontinued operations	—	—	21,575	—
Reclassification adjustments for losses (gains) realized in net income	(1,309)	1,857	(30,457)	3,721
Unrealized losses on available-for-sale securities from investment in unconsolidated affiliate	—	—	(7,898)	—
Unrealized (losses) gains on securities available-for-sale	(74,527)	27,116	(89,357)	25,466
Unrealized (losses) gains on cash flow hedges:
Unrealized holding (losses) gains arising during period	(35,469)	(64,044)	(25,391)	8,349
Reclassification adjustments for gains realized in discontinued operations	(28,569)	—	(28,569)	—
Unrealized (losses) gains on cash flow hedges	(64,038)	(64,044)	(53,960)	8,349
Other comprehensive (loss) income	$(138,565)	$(36,928)	$(143,317)	$33,815

Note 12. Share Options and Restricted Shares

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of September 30, 2007, the 2007 Share Incentive Plan authorizes a total of 8,214,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. The Company made its initial grants on August 12, 2004 and August 19, 2004, the dates that the Company closed its initial private placement of common shares and the date that the over-allotment option was exercised, respectively. On July 2, 2007, the Compensation Committee of the Board of Directors granted 34,277 restricted common shares to the Company’s directors pursuant to the 2007 Share Incentive Plan.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2007	1,647,955	52,033	1,699,988
Issued	—	34,277	34,277
Vested	(1,022,955)	(13,653)	(1,036,608)
Forfeited	—	—	—
Unvested shares as of September 30, 2007	625,000	72,657	697,657

The restricted common shares granted to the directors were valued using the fair market value at the time of grant, which was $24.65 and $21.30 per share for the restricted common shares granted in 2007 and 2006. Pursuant to SFAS No. 123(R), the Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares at $16.85 and $24.54 per share at September 30, 2007 and September 30, 2006, respectively.

The following table summarizes common share option transactions:

	Number	Weighted Average
	of Options	Exercise Price
Outstanding as of January 1, 2007	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2007	1,932,279	$20.00

There were no common share options exercised during the nine months ended September 30, 2007. 1,932,279 common share options were exercisable at both September 30, 2007 and December 31, 2006. The common share options are valued using the Black-Scholes model using the following assumptions:

	As of	As of
	September 30, 2007	September 30, 2006
Expected life	6.9 years	7.9 years
Discount rate	4.86%	4.65%
Volatility	41.00%	17.00%
Dividend yield	10.57%	9.00%

The estimated fair value of the common share options was $2.39 and $1.72 at September 30, 2007 and September 30, 2006, respectively. For the three and nine months ended September 30, 2007 and September 30, 2006, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Options granted to Manager	$(192)	$813	$246	$304
Restricted shares granted to Manager	(4,389)	9,230	1,651	21,316
Restricted shares granted to certain directors	178	108	392	457
Total share-based compensation expense	$(4,403)	$10,151	$2,289	$22,077

Note 13.   Management Agreement and Related Party Transactions

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

For the three and nine months ended September 30, 2007, the Company incurred $8.2 million and $22.5 million in base management fees, respectively. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $(4.6) million and $1.9 million, respectively, for the three and nine months ended September 30, 2007 (see Note 12). The Company also reimbursed the Manager $1.9 million and $5.8 million for expenses for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006, the Company incurred $7.2 million and $21.6 million in base management fees, respectively. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $10.0 million and $21.6 million, respectively, for the three and nine months ended September 30, 2006 (see Note 12). The Company also reimbursed the Manager $1.5 million and $4.3 million for expenses for the three and nine months ending September 30, 2006, respectively. Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the condensed consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statements of operations, non-investment expense category based on the nature of the expense.

The Manager is waiving base management fees from the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager waived approximately $0.5 million of base management fees during the quarter ended September 30, 2007.

Incentive fees of nil and $12.6 million were earned by the Manager during the three and nine months ended September 30, 2007, respectively. The Manager earned $2.5 million and $4.8 million in incentive fees for the three and nine months ended September 30, 2006, respectively.

An affiliate of the Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-1 and is entitled to receive fees for the services performed as collateral manager. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 for which the Company recorded an expense of $1.3 million and $2.3 million for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, the collateral manager has permanently waived approximately $18.6 million in fees. The collateral manager evaluates such waivers on a quarterly basis and there are no assurances that the collateral manager will waive such management fees subsequent to those dates.

Note 14.   Fair Value Disclosures

Effective January 1, 2007, the Company adopted SFAS No. 157, which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2007, assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

The types of assets carried at Level 1 fair value generally are equity securities listed in active markets.

Level 2:  Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Fair value assets and liabilities that are generally included in this category are mortgage-backed securities and mortgage loans (which are currently reflected as assets of discontinued operations for financial statement purposes) where the mortgage loans on the Company’s financial statements consist of mortgage-backed securities where the issuing trust has been consolidated on the Company’s consolidated financial statements, certain corporate and commercial real estate debt securities and loan investments, and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

Generally, assets and liabilities carried at fair value and included in this category are certain corporate loans, debt securities and certain derivatives.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs	Balance as of
(amounts in thousands)	(Level 1)	(Level 2)	(Level 3)	September 30, 2007
Securities available-for-sale	$41,315	$1,311,209	$101,038	$1,453,562
Derivatives, net	—	(12,153)	431	(11,722)
Securities sold, not yet purchased	(34,851)	(34,853)	—	(69,704)
Total	$6,464	$1,264,203	$101,469	$1,372,136

The following table presents additional information about assets or liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended September 30, 2007:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Securities
	Available-For-	Derivatives,
(amounts in thousands)	Sale	net
Beginning balance as of June 30, 2007	$57,000	$1,317
Total gains or losses (realized and unrealized):
Included in earnings	—	145
Included in other comprehensive loss	(538)	—
Net transfers into level 3	44,576	—
Purchases, sales, other settlements and issuances, net	—	(1,031)
Ending balance as of September 30, 2007	$101,038	$431

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$145

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the nine months ended September 30, 2007:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Securities
	Available-For-	Derivatives,
(amounts in thousands)	Sale	net
Beginning balance as of December 31, 2006	$104,498	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	431
Included in other comprehensive loss	(36)	—
Net transfers into level 3	44,074	—
Purchases, sales, other settlements and issuances, net	(47,498)	—
Ending balance as of September 30, 2007	$101,038	$431

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$431

As of September 30, 2007, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

Note 15.   Subsequent Events

On November 1, 2007, the Company’s Board of Directors declared a cash distribution for the three months ended September 30, 2007 on the Company’s common shares of $0.50 per common share, payable on November 29, 2007 to shareholders of record as of the close of business on November 15, 2007.

As described in Note 1 to these condensed consolidated financial statements, on October 2, 2007 certain principals of KKR purchased 3.9 million common shares resulting in proceeds of $56.6 million pursuant to a backstop commitment in connection with the Company’s common share right offering.

As described in Note 3 to these condensed consolidated financial statements, on October 18, 2007 the Company announced that the REIT Subsidiary had consummated a restructuring of the Facilities. Pursuant to the terms of the restructuring, the maturity date of the secured liquidity notes issued by the Facilities was extended with approximately 50% of the principal balance due on February 15, 2008, and the remaining principal balance due on March 13, 2008. Under the terms of the restructuring the Company continues to have the right, but not the obligation, to repurchase or refinance the collateral (residential mortgage loans and securities) and pay off the Facilities prior to aforementioned maturity dates.

On October 31, 2007, the Company closed KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), a $1.5 billion CLO transaction that provides ten-year term financing for investments in corporate loans and securities. The investments that are owned by CLO 2007-A collateralize the CLO 2007-A non-recourse debt, and as a result, those investments are not available to the Company, its creditors, or shareholders. CLO 2007-A issued a total of $1.2 billion of senior secured notes at par to unaffiliated investors, and approximately $48.8 million of rated mezzanine notes and approximately $45.3 million of unrated subordinated notes were issued at par to the KKR Strategic Capital Funds.

On October 31, 2007, the Company closed an €800.0 million warehouse facility that is structured as a repurchase facility to provide financing for investments in non-U.S. dollar corporate loans and securities. The investments that are owned by the warehouse facility collateralize the warehouse facility, and as a result, those investments are not available to the Company, its creditors, or shareholders.

On November 5, 2007, the Company closed Wayzata Funding LLC, which is a $2.0 billion CLO transaction that provides five-year term financing for investments in corporate loans and securities. The investments owned by Wayzata Funding LLC collateralize non-recourse debt issued by Wayzata Funding LLC. As a result, those investments are not available to the Company, its creditors, or shareholders. Wayzata Funding LLC will issue a total of $1.6 billion of senior secured notes at par to unaffiliated investors and approximately $148.0 million of unrated subordinated notes will be issued at par to the KKR Strategic Capital Funds.

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

Executive Overview

We are a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. We seek to achieve our investment objective by investing in (i) corporate loans and debt securities, (ii) marketable equity securities and (iii) non-marketable equity securities. We also make opportunistic investments in other asset classes from time to time. We invest in both cash and derivative instruments.

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

Our income is generated primarily from (i) net interest income and dividend income, (ii) realized and unrealized gains and losses on our derivative instruments that are not accounted for as hedges, (iii) realized gains and losses from the sales of investments, (iv) realized and unrealized gains and losses on securities sold, not yet purchased, and (v) fee income.

During the third quarter of 2007, there were material adverse changes in the mortgage industry and the capital markets experienced significant disruptions which had a material negative impact on our ability to finance our residential mortgage investments on terms and conditions which met our return on equity requirements. Most notably, the asset-backed commercial paper market was negatively impacted as investors significantly reduced and to a certain extent no longer invested in commercial paper backed by structured financial instruments, including residential mortgage investments. The disruptions in the asset-backed commercial paper market were exacerbated by the fact that commercial banks and investment banks materially curtailed or discontinued providing their customers with financing for residential mortgage investments. The secondary impact of the lack of financing and liquidity for residential mortgage investments was that market values of residential mortgage investments decreased materially because traditional buyers were unable to obtain financing.

In response to the aforementioned market disruptions that occurred during the quarter, we took several steps to ensure that we had adequate liquidity to respond to the current market environment. Specifically, we executed the following transactions: (i) we sold $5.2 billion of residential mortgage loans and mortgage-backed securities and recognized a loss of approximately $65.0 million, which was reduced by gains on the termination of related interest rate hedges of approximately $28.6 million, and thereby recognized a net loss of approximately $36.4 million; (ii) we received gross proceeds of $230.4 million through the issuance of 16.0 million common shares at $14.40 to seven unaffiliated institutional investors; (iii) we completed a share rights offering which generated gross proceeds of $270.0 million ($56.6 million received in October 2007 under a backstop agreement with certain principals of KKR through which 3.9 million shares were issued) through the issuance of 18.75 million shares at $14.40 per common share; (iv) we sold $139.6 million of our private equity investments to unaffiliated third parties and recognized a net gain of $51.6 million; and (v) we made the decision to dispose of our real estate investment trust subsidiary, KKR Financial Corp. (“REIT Subsidiary”), and exit the business of investing in residential mortgage investments. Accordingly, our residential mortgage investment business and REIT Subsidiary are reported as a discontinued operation for all periods presented and, for the three and nine months ended September 30, 2007, we recorded charges totaling $243.7 million relating thereto. Unless otherwise noted, information contained in our Management Discussion and Analysis of this quarterly report relates to our continuing operations.

We are externally managed and advised by our Manager, an affiliate of KKR, pursuant to the Management Agreement.

Cash Distributions to Shareholders

On November 1, 2007, our Board of Directors declared a cash distribution for the quarter ended September 30, 2007 on our common shares of $0.50 per common share. The aggregate distribution amount of $57.6 million is payable on November 29, 2007 to our common shareholders of record as of the close of business on November 15, 2007.

Investment Portfolio

As of September 30, 2007 our investment portfolio totaled $8.6 billion, representing an increase of 91.1% from $4.5 billion as of December 31, 2006. As of September 30, 2007, our investment portfolio primarily consisted of corporate loans and securities totaling $8.4 billion, commercial real estate loans and securities totaling $145.1 million, and marketable equity securities consisting of preferred and common stock totaling $41.3 million. In addition, we held investments in non-marketable equity securities totaling $20.1 million as of September 30, 2007.

Financing Transactions

On May 22, 2007, we closed KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), a $3.5 billion secured financing transaction. We issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to three private investment funds (collectively, the “KKR Strategic Capital Funds”) that are managed by an affiliate of our Manager.

During June 2007, we issued $72.2 million of junior subordinated notes to KKR Financial Capital Trust VI (“Trust VI”), an entity we formed for issuing trust preferred securities and through which we received $70.0 million in gross proceeds through Trust VI’s issuance of trust preferred securities to unaffiliated investors. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.50%.

On July 23, 2007, we issued an aggregate of $300.0 million of 7.000% convertible notes maturing on July 15, 2012 (the “Notes”) to qualified institutional buyers. The Notes represent senior unsecured obligations of us and bear interest at the rate of 7.000% per year. Interest is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2008.

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

In connection with the aforementioned common share rights offering during the third quarter, we adjusted the conversion rate for our Notes pursuant to the governing indenture for the Notes. The new conversion price for the Notes is approximately $31.00 and was effective September 21, 2007. The new conversion rate for each $1,000 principal amount of Notes is 32.2581 of our common shares.

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

Revenue Recognition

We account for interest income on our investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. Unamortized premiums and unaccreted discounts on non-residential mortgage-backed securities are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinated tranches of residential mortgage-backed securities, which are currently presented as discontinued operations for financial statement purposes), unamortized premiums and unaccreted discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and amortization of purchase premiums. For corporate and commercial real estate loans, unamortized premiums and unaccreted discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.

As of September 30, 2007, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $0.7 million and $82.8 million, respectively.

Upon adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”) as of January 1, 2007 as disclosed below under “Recent Accounting Pronouncements”, we carry our investments in residential mortgage-backed securities and residential mortgage loans, which are currently presented as discontinued operations for financial statement purposes, at fair value with changes in fair value recorded in loss (income) from discontinued operations.

Share-Based Compensation

We account for share-based compensation issued to members of our Board of Directors and our Manager using the fair value based methodology in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). We do not have any employees, although we believe that members of our Board of Directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common shares that we issued to members of our Board of Directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent that the restricted common shares and/or common share options have not vested. Unvested restricted common shares are valued using observable secondary market prices. Unvested common share options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common shares and common share options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS No. 123(R).

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three and nine months ended September 30, 2007, share-based compensation (benefit) expense totaled $(4.4) million and $2.3 million, respectively. As of September 30, 2007, substantially all of the non-vested common share options and restricted common shares issued that are subject to SFAS No. 123(R) are subject to remeasurement. As of September 30, 2007, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.2 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of September 30, 2007, future unamortized share-based compensation totaled $3.7 million, of which $1.1 million, $2.4 million and $0.2 million will be recognized in 2007, 2008 and beyond, respectively.

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on our condensed consolidated balance sheet at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, we record changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive (loss) income. We subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in current period other income.

We formally document at inception our hedge relationships, including identification of the hedging instruments and the hedged items, our risk management objectives, strategy for undertaking the hedge transaction and our evaluation of effectiveness of our hedged transactions. Periodically, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), we also formally assesses whether the derivative we designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting.

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would immediately affect periodic earnings, potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of September 30, 2007, the estimated fair value of our derivatives that are accounted for as hedges totaled $(3.4) million.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”). Key provisions of SFAS No. 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of SFAS No. 133, thereby narrowing such exception; (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with SFAS No. 133. We adopted SFAS No. 155 as of the beginning of 2007 and the adoption of SFAS No. 155 did not have a material impact on our condensed consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted FIN 48 as of the beginning of 2007 and the adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants  (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies. This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. In October 2007, the effective date of SOP 07-1 was indefinitely deferred. The Company is currently evaluating this new guidance and has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements.

On July 25, 2007, the FASB authorized a proposed FASB Staff Position (the “proposed FSP”) that, if approved for issuance by the FASB, will affect the accounting for the Notes. The proposed FSP will require that the initial debt proceeds be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and would require retrospective application. We are currently evaluating the impact of adopting proposed FSP.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. We adopted SFAS No. 157 as of the beginning of 2007 and the adoption of SFAS No. 157 did not have a material impact on the manner in which the Company measures the fair value of its financial instruments, but did result in certain additional disclosures.

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

We adopted SFAS No. 159 as of January 1, 2007 and elected to apply the fair value option for our investments in residential mortgage loans and residential mortgage-backed securities, which are currently reflected as discontinued operations for financial statement purposes. Additionally, we intend to consistently apply the election of the fair value option to any future residential mortgage investments. We have elected the fair value option for our residential mortgage investments for the purpose of enhancing the transparency of our financial condition as fair value is consistent with how we manages the risks of our residential mortgage investments. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2007 due to the adoption of SFAS No. 159 was a loss of $55.7 million. The following table presents information about the eligible instruments for which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2007 (amounts in thousands):

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

(1)             Prior to January 1, 2007, residential mortgage-backed securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for mortgage-backed securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive (loss) income to beginning accumulated deficit.

Results of Operations

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

Summary

Our net loss for the three and nine months ended September 30, 2007 totaled $261.5 million (or $2.98 per diluted common share) and $160.1 million (or $1.93 per diluted common share), respectively, as compared to net income of $32.6 million (or $0.40 per diluted common share) and $97.9 million (or $1.22 per diluted common share) for the three and nine months ended September 30, 2006, respectively.

Net Investment Income

The following table presents the components of our net investment income for the three and nine months ended September 30, 2007 and 2006:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Investment Income:
Corporate loans and securities interest income	$160,922	$80,298	$348,587	$192,223
Commercial real estate loans and securities interest income	3,407	7,518	9,718	23,045
Other interest income	11,850	2,638	20,101	5,928
Common and preferred stock dividend income	782	945	2,722	2,740
Net discount accretion	2,400	1,209	4,990	4,309
Total investment income	179,361	92,608	386,118	228,245
Interest Expense:
Repurchase agreements	22,927	21,701	52,193	46,488
Collateralized loan obligation senior secured notes	69,250	23,498	149,404	61,883
Secured revolving credit facility	3,190	3,303	6,580	6,172
Secured demand loan	513	615	1,728	1,692
Convertible senior notes	4,183	—	4,183	—
Junior subordinated notes	6,481	3,109	16,502	4,477
Other interest expense	768	1,358	2,034	2,631
Interest rate swap	(285)	(26)	(476)	(25)
Total interest expense	107,027	53,558	232,148	123,318
Interest expense to affiliates	21,148	—	29,404	—
Provision for loan losses	25,000	—	25,000	—
Net investment income	$26,186	$39,050	$99,566	$104,927

As presented in the table above, our net investment income decreased by $12.9 million and $5.4 million for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. Net investment income in the table above does not include equity in income of unconsolidated affiliate of nil and $12.7 million for the three and nine months ended September 30, 2007, respectively. Equity in income of unconsolidated affiliate totaled $0.1 million for each of the three and nine month periods ended September 30, 2006. Equity in income of unconsolidated affiliate reflects our pro rata interest in the net income of a limited partnership that was formed to hold the subordinated interests in three entities formed to execute secured financing transactions in the form of collateralized loan obligations (“CLOs”). On May 22, 2007, we closed CLO 2007-1 which includes the three entities previously held by our unconsolidated affiliate. We hold the majority of the economic returns of CLO 2007-1, and therefore consolidate this entity under GAAP because we are the primary beneficiary. Additionally, we hold the majority of the economic returns of KKR Financial CLO 2007-4, Ltd. (“CLO 2007-4”) and KKR Financial CLO 2008-1, Ltd. (“CLO 2008-1”), which are two additional structured finance vehicles that were formed to execute CLO transactions. As we are the primary beneficiary of these entities, we consolidate them in accordance with GAAP. The minority economic interest in the returns of CLO 2007-1, CLO 2007-4 and CLO 2008-1 are owned by KKR Strategic Capital Funds. Interest expense to affiliates represents the net returns generated by CLO 2007-1, CLO 2007-4 and CLO 2008-1 that are attributable to the KKR Strategic Capital Funds.

Included in net investment income for the three and nine months ended September 30, 2007 is a provision for loan losses of $25.0 million related to our corporate loan portfolio. This provision is for losses that we have estimated as being probable, but unrealized, in our corporate loan portfolio as of September 30, 2007.

Other Income

The following table presents the components of our other income for the three and nine months ended September 30, 2007 and September 30, 2006:

Comparative Other Income Components
(Amounts in thousands)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaptions	$15	$(113)	$15	$(55)
Interest rate swaps	(822)	(152)	(822)	—
Credit default swaps	1,424	(460)	2,397	(384)
Total rate of return swaps	(16,834)	1,222	(4,465)	2,929
Common stock warrants	145	—	432	—
Foreign exchange translation	31	(140)	21	1,176
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(16,041)	357	(2,422)	3,666
Net realized gain on investments	53,400	2,781	87,164	4,922
Net realized and unrealized gain on securities sold, not yet purchased	2,220	—	2,795	52
Other income	2,759	2,270	7,347	2,890
Total other income	$42,338	$5,408	$94,884	$11,530

As presented in the table above, other income totaled $42.3 million and $94.9 million for the three and nine months ended September 30, 2007, respectively, as compared to $5.4 million and $11.5 million for the three and nine months ended September 30, 2006, respectively. The increase in total other income is primarily attributable to approximately $51.6 million of net realized gains on the sale of seven private equity investments, partially offset by unrealized losses related to total rate of return swaps.

Non-Investment Expenses

The following table presents the components of our non-investment expenses for the three and nine months ended September 30, 2007 and September 30, 2006:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Related party management compensation:
Base management fees	$8,229	$7,218	$22,502	$21,591
Incentive fee	—	2,498	12,620	4,766
Share-based compensation	(4,581)	10,043	1,897	21,620
CLO management fees	1,277	—	2,319	—
Related party management compensation	4,925	19,759	39,338	47,977
General, administrative and directors expenses	3,842	3,304	14,094	8,664
Professional services	2,195	1,095	3,495	2,584
Total non-investment expenses	$10,962	$24,158	$56,927	$59,225

As presented in the table above, our non-investment expenses decreased by $13.2 million and $2.3 million for the three and nine months ended September 30, 2007, respectively, compared to the three months and nine months ended September 30, 2006. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive management fees, CLO management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management

Agreement. Our Manager is also entitled to an incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle.

General, administrative and directors expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. The decrease in non-investment expense is primarily due to a decrease in share-based compensation related to the vesting of restricted common shares granted to our Manager in the three and nine months ending September 30, 2007 compared to the three and nine months ending September 30, 2006.

Income Tax Provision

We are no longer treated as a real-estate investment trust (“REIT”) for U.S. federal income tax purposes; however, we intend to be treated as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. Therefore, we are not subject to U.S. federal income tax at the entity-level, but are subject to limited state income taxes. Holders of our shares will be required to take into account their allocable share of each item of our income, gain, loss, deduction, and credit for our taxable year end ending within or with their taxable year.

The REIT Subsidiary, which is presented as a discontinued operation for financial statement purposes, elected to be taxed as a REIT and we believe that it has complied with the provisions of the Code with respect thereto. Accordingly, the REIT subsidiary is not subject to federal income tax to the extent that its distributions to us satisfy the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements are fulfilled.

KKR TRS Holdings Inc. (“TRS Inc.”), our domestic taxable corporate subsidiary, is taxed as a regular subchapter C corporation under the provisions of the Code. TRS Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the three and nine months ending September 30, 2007, TRS Inc. had pre-tax net (loss) income of $(1.0) million and $1.1 million, respectively, and for the three and nine months ending September 30, 2007, the provision for income taxes totaled $(0.5) million and $0.4 million, respectively. As of September 30, 2007, TRS Inc. had a net income tax receivable of $1.2 million and a deferred tax liability of $0.2 million.

KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-2, Ltd., KKR Financial CLO 2006-1 Ltd., CLO 2007-1, CLO 2007-4, and CLO 2008-1 are foreign taxable corporate subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and KKR TRS Holdings, Ltd., is a foreign taxable corporate subsidiary that was formed to make from time to time, certain foreign investments. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable corporate subsidiaries, they generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three and nine months ending September 30, 2007 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

Financial Condition

Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of September 30, 2007 and December 31, 2006, classified by interest rate type. Carrying value is the value that investments are recorded at on our condensed consolidated balance sheets and is estimated fair value for securities, amortized cost for corporate and commercial real estate loans held for investment and the lower of amortized cost or estimated fair value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our investment portfolio as of September 30, 2007 classified by interest rate type:

Investment Portfolio
(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Corporate Loans	$6,820,571	$6,820,571	$6,689,048	79.3%
Corporate Debt Securities	220,974	234,776	220,974	2.6
Commercial Real Estate Loans	114,248	114,248	112,963	1.3
Total Floating Rate	7,155,793	7,169,595	7,022,985	83.2
Fixed Rate:
Corporate Loans	164,912	164,912	163,548	1.9
Corporate Debt Securities	1,160,391	1,210,314	1,160,391	13.8
Commercial Real Estate Debt Securities	30,882	32,000	30,882	0.4
Total Fixed Rate	1,356,185	1,407,226	1,354,821	16.1
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	41,315	45,821	41,315	0.5
Non-Marketable Equity Securities	20,084	20,084	20,084	0.2
Total Marketable and Non-Marketable Equity Securities	61,399	65,905	61,399	0.7
Total (1)	$8,573,377	$8,642,726	$8,439,205	100.0%

(1)       Total carrying value excludes allowance for loan losses of $25.0 million.

The schedule above excludes equity securities sold, not yet purchased, with an amortized cost of $67.2 million as of September 30, 2007 and for which the Company had accumulated net unrealized losses of $2.5 million.

The table below summarizes our investment portfolio as of December 31, 2006, classified by interest rate type:

Investment Portfolio
(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Corporate Loans	$3,200,567	$3,200,567	$3,221,334	71.8%
Corporate Debt Securities	357,696	344,650	357,696	8.0
Commercial Real Estate Loans	108,693	108,693	109,192	2.4
Total Floating Rate	3,666,956	3,653,910	3,688,222	82.2
Fixed Rate:
Corporate Loans	25,000	25,000	25,000	0.6
Corporate Debt Securities	505,753	486,321	505,753	11.3
Commercial Real Estate Debt Securities	32,023	32,000	32,023	0.7
Total Fixed Rate	562,776	543,321	562,776	12.6
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	68,968	68,113	68,968	1.5
Non-Marketable Equity Securities	166,323	166,323	166,323	3.7
Total Marketable and Non-Marketable Equity Securities	235,291	234,436	235,291	5.2
Total	$4,465,023	$4,431,667	$4,486,289	100.0%

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

Investment Securities

The following table summarizes the par value of our debt investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2007:

Investment Securities
(Amounts in thousands)

Ratings Category	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$—	$—	$—
Aa1/AA+ through Aa3/AA-	—	—	—
A1/A+ through A3/A-	—	—	—
Baa1/BBB+ through Baa3/BBB-	—	—	—
Ba1/BB+ through Ba3/BB-	204,500	32,000	236,500
B1/B+ through B3/B-	449,065	—	449,065
Caa1/CCC+ and lower	778,500	—	778,500
Non-Rated	36,681	—	36,681
Total	$1,468,746	$32,000	$1,500,746

The following table summarizes the par value of our debt investment securities portfolio by investment class stratified by Moody’s and Standard & Poor’s ratings category as of December 31, 2006:

Investment Securities
(Amounts in thousands)

Ratings Category	Corporate Debt Securities	Commercial Real Estate Debt Securities	Total
Aaa/AAA	$—	$—	$—
Aa1/AA+ through Aa3/AA-	—	—	—
A1/A+ through A3/A-	—	—	—
Baa1/BBB+ through Baa3/BBB-	21,071	18,000	39,071
Ba1/BB+ through Ba3/BB-	160,500	14,000	174,500
B1/B+ through B3/B-	370,315	—	370,315
Caa1/CCC+ and lower	208,505	—	208,505
Non-Rated	86,500	—	86,500
Total	$846,891	$32,000	$878,891

Loans

Our corporate loan portfolio totaled $7.0 billion as of September 30, 2007 and $3.2 billion as of December 31, 2006. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans.

We performed an allowance for loan losses analysis as of September 30, 2007 and December 31, 2006, and we have made the determination that an allowance for loan losses of $25.0 million and nil was required for our corporate loan portfolio as of September 30, 2007 and December 31, 2006, respectively.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2007 and December 31, 2006:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of September 30, 2007	As of December 31, 2006
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	63,246	77,326
Ba1/BB+ through Ba3/BB-	3,487,761	1,764,598
B1/B+ through B3/B-	2,620,959	1,153,856
Caa1/CCC+ and lower	373,284	93,340
Non-Rated	498,630	143,294
Total	$7,043,880	$3,232,414

Our commercial real estate loan portfolio totaled $114.2 million and $108.7 million as of September 30, 2007 and December 31, 2006, respectively.

We performed an allowance for loan losses analysis as of September 30, 2007 and December 31, 2006, and we have made the determination that no allowance for loan losses was required for our commercial real estate loan portfolio as of September 30, 2007 and December 31, 2006.

The following table summarizes the par value of our commercial real estate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2007 and December 31, 2006:

Commercial Real Estate Loans
(Amounts in thousands)

Ratings Category	As of September 30, 2007	As of December 31, 2006
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	15,000	2,908
B1/B+ through B3/B-	99,341	90,882
Caa1/CCC+ and lower	—	—
Non-Rated	—	15,000
Total	$114,341	$108,790

Asset Repricing Characteristics

Summary

The table below summarizes the repricing characteristics of our investment portfolio as of September 30, 2007 and December 31, 2006, and is classified by interest rate type:

Investment Portfolio
(Dollar amounts in thousands)

	As of September 30, 2007		As of December 31, 2006
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Corporate Loans	$6,820,571	79.5%	$3,200,567	76.3%
Corporate Debt Securities	234,776	2.7	344,650	8.2
Commercial Real Estate Loans	114,248	1.4	108,693	2.6
Total Floating Rate	7,169,595	83.6	3,653,910	87.1
Fixed Rate:
Corporate Loans	164,912	1.9	25,000	0.6
Corporate Debt Securities	1,210,314	14.1	486,321	11.6
Commercial Real Estate Debt Securities	32,000	0.4	32,000	0.7
Total Fixed Rate	1,407,226	16.4	543,321	12.9
Total	$8,576,821	100.0%	$4,197,231	100.0%

The table above excludes marketable equity securities with a fair value of $41.3 million and amortized cost of $45.8 million, and non-marketable equity securities with a fair value of $20.1 million and amortized cost of $20.1 million as of September 30, 2007. The table above also excludes marketable equity securities with a fair value of $69.0 million and amortized cost of $68.1 million, and non-marketable equity securities with a fair value of $166.3 million and amortized cost of $166.3 million as of December 31, 2006.

Corporate Loans and Securities

All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting at least quarterly. The weighted-average coupon on our floating rate corporate loans and securities was 7.79% and 8.00% as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the weighted-average years to maturity of our floating rate corporate loans and securities was 5.8 years and 6.0 years, respectively.

As of September 30, 2007, our fixed rate corporate loans and debt securities had a weighted average coupon of 10.31% and a weighted average years to maturity of 7.2 years, as compared to 9.75% and 6.3 years, respectively, as of December 31, 2006.

Commercial Real Estate Loans and Securities

All of our floating rate commercial real estate loans have index reset frequencies of less than twelve months. The weighted-average coupon on our floating rate commercial real estate loans was 8.44% and 8.42% as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the weighted-average years to maturity of our floating rate commercial real estate loans was 1.7 years and 2.5 years, respectively.

As of September 30, 2007, our fixed rate commercial real estate securities had a weighted average coupon of 7.12% and a weighted-average years to maturity of 29.2 years, as compared to 7.12% and 29.9 years, respectively, as of December 31, 2006. As of September 30, 2007 and December 31, 2006, we owned no fixed rate commercial real estate loans.

Portfolio Purchases

We purchased $2.2 billion and $5.1 billion par amount of investments during the three and nine months ended September 30, 2007, compared to $1.1 billion and $2.6 billion for the three and nine months ended September 30, 2006, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount, or face amount, of the securities and loans that were purchased:

Investment Portfolio Purchases
(Dollar amounts in thousands)

	Three months ended September 30, 2007		Three months ended September 30, 2006		Nine months ended September 30, 2007		Nine months ended September 30, 2006
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Securities:
Corporate Debt Securities	$184,500	8.4%	$167,500	15.8%	$942,500	18.4%	$507,516	19.6%
Marketable Equity Securities	2,225	0.1	—	—	42,859	0.8	—	—
Non-Marketable Equity Securities	5,690	0.2	—	—	13,190	0.3	—	—
Total Securities Principal Balance	192,415	8.7	167,500	15.8	998,549	19.5	507,516	19.6
Loans:
Corporate Loans	2,013,571	91.3	877,356	82.6	4,115,402	80.5	2,063,858	79.7
Commercial Real Estate Loans	—	—	17,000	1.6	—	—	17,000	0.7
Total Loans Principal Balance	2,013,571	91.3	894,356	84.2	4,115,402	80.5	2,080,858	80.4
Grand Total Principal Balance	$2,205,986	100.0%	$1,061,856	100.0%	$5,113,951	100.0%	$2,588,374	100.0%

            Discontinued Operations

In August 2007, our Board of Directors approved a plan to exit our residential mortgage investment operations and sell our REIT Subsidiary. Accordingly, we have reported our residential mortgage investment operations, including the REIT Subsidiary, as a discontinued operation for all periods presented. The assets and liabilities of our residential mortgage investment operations consist primarily of investments in residential mortgage loans and securities, interest and principal receivable from our residential mortgage loans and securities, cash and restricted cash and equivalents balances, and debt and related interest payable consisting of repurchase agreements and secured liquidity notes that are used to finance investments in residential mortgage loans and securities. Investments in residential mortgage loans and securities are accounted for at fair value as we elected the fair value option of accounting for our investments in residential mortgage loans and securities as of January 1, 2007. Changes in the fair value of residential mortgage loans and securities are included in (losses) income from discontinued operations on our condensed consolidated statements of operations.

Our decision to exit the residential mortgage investment operations business and sell our REIT Subsidiary was based on various considerations including, but not limited to, the following: (i) our restructuring from a REIT to a publicly traded LLC which enabled us to execute our core business of investing in corporate loans and debt securities without having to invest in residential mortgage assets to qualify as a REIT; and (ii) the material adverse change in the mortgage industry and associated liquidity crisis in the capital markets that arose during the third quarter of 2007, which resulted in us being unable to finance our residential mortgage investments on reasonable financial terms.

During the quarter ended September 30, 2007, we sold approximately $5.2 billion of residential mortgage-backed securities and recognized a loss of approximately $65.0 million. Included in the $5.2 billion sale of residential mortgage-backed securities that were sold were approximately $3.4 billion of residential mortgage backed securities rated AAA/Aaa that were issued by securitization trusts where we own the subordinate interests. We consolidate these securitization trusts as we are the primary beneficiary under FIN 46R, and as a result, the sales were accounted for on a consolidated basis as issuances of residential mortgage-backed securities. We elected the fair value option under SFAS No. 159 for the residential mortgage-backed securities issued by the securitization trusts and therefore are carrying mortgage-backed securities issued by securitization trusts at fair value with changes in fair value reflected in income (loss) from discontinued operations.

As of September 30, 2007, $0.6 billion of residential mortgage loans and $4.5 billion of residential mortgage-backed securities were pledged as collateral for non-recourse secured liquidity notes issued by two asset-backed secured liquidity note conduit facilities (the “Facilities”) that are accounted for as subsidiaries of the REIT Subsidiary as the REIT Subsidiary is the primary beneficiary of these entities under FIN 46R. On October 18, 2007, we announced that the REIT Subsidiary had consummated a restructuring of the Facilities. Pursuant to the terms of the restructuring, the maturity date of the secured liquidity notes issued by the Facilities was extended with approximately 50% of the principal balance due on February 15, 2008 and the remaining principal balance due on March 13, 2008.  Under the terms of the restructuring, we continue to have the right, but not the obligation to repurchase or refinance the collateral which collateralizes the Facilities and pay off the Facilities prior to the scheduled maturity dates of the secured liquidity notes.

During the quarter ended September 30, 2007, we recorded a charge for discontinued operations of approximately $243.7 million. The components of this charge consists of an approximate $199.9 million investment in the Facilities, a reserve of $36.5 million for contingencies related to restructuring and anticipated future termination of the Facilities, and an accrual for legal, accounting, and consulting fees of approximately $7.3 million.

Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of September 30, 2007	As of December 31, 2006
Assets of discontinued operations	$8,770,814	$12,743,069
Liabilities of discontinued operations	$8,651,267	$12,090,678

(Loss) income from discontinued operations is as follows (amounts in thousands):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
(Loss) income from discontinued operations	$(318,683)	$11,855	$(309,096)	$40,674

Shareholders’ Equity

Our shareholders’ equity at each of September 30, 2007 and December 31, 2006 totaled $1.7 billion. Included in our shareholders’ equity as of September 30, 2007 and December 31, 2006 is accumulated other comprehensive (loss) income totaling $(72.8) million and $70.5 million, respectively.

              Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2007 were $1.6 billion and (64.7)%, and $1.7 billion and (12.8)%, respectively. Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2006 were $1.7 billion and 7.5%, and $1.7 billion and 7.7%, respectively. Return on average shareholders’ equity is defined as net income (loss) divided by weighted-average shareholders’ equity.

Our book value per common share as of September 30, 2007 and December 31, 2006 was $15.01 and $21.42, respectively, and was computed based on 111,316,698 and 80,464,713 shares issued and outstanding as September 30, 2007 and December 31, 2006, respectively.

On August 21, 2007, we consummated a common share offering of 16.0 million common shares to seven unaffiliated institutional investors in separately negotiated public transactions registered under the Securities Act of 1933, as amended (the “1933 Act”), at a price of $14.40 per share, which was the closing price of our common shares on the New York Stock Exchange (“NYSE”) on August 17, 2007. Proceeds from the transaction totaled $230.4 million and we will use the net proceeds for general corporate purposes.

On the same date, we announced a rights offering of our common shares of up to $270.0 million in which we distributed non-transferable rights to subscribe for 18.75 million common shares. Each holder of common shares received 0.19430 rights for each common share held at the close of business on August 30, 2007, the record date for the rights offering. The subscription price for the common shares offered in the rights offering was $14.40 per common share, which was the closing price of our common shares on August 17, 2007. In connection with this rights offering, certain principals of KKR agreed to provide a backstop commitment to purchase up to approximately $100.0 million of common shares at the price of $14.40 to the extent the rights offering was not fully subscribed. The rights offering expired on September 19, 2007 and generated gross proceeds totaling $213.4 million, which we will use for general corporate purposes. On October 2, 2007, certain principals of KKR purchased 3.9 million common shares pursuant to the backstop commitment for proceeds generating $56.6 million, which we will use for general corporate purposes.

Liquidity and Capital Resources

We manage our liquidity with the intention of maintaining the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Based on changes in our working capital, for any given period the cash flows provided by operating activities may be less than the cumulative distributions paid on our shares for such period and such shortfall, if any, may be funded through the issuance of unsecured indebtedness or through the borrowing of additional amounts through the pledging of certain of our assets. Our Board of Directors considers available liquidity when declaring distributions to shareholders.

Significant disruptions in the residential mortgage and asset-backed commercial paper markets during the third quarter of 2007 had a material adverse impact on both the values and related financings of our investments in residential mortgage loans and mortgage-backed securities. In light of the adverse market conditions that occurred, we took several steps as described in the “Executive Overview” above.

As a result of these steps, we believe that our liquidity level and access to additional funding is in excess of that necessary to enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures and distributions to our shareholders. As of September 30, 2007, we owed our Manager $5.0 million for the payment of management fees and reimbursable expenses pursuant to the Management Agreement.

Any material event that impacts capital markets participants may impair our ability to access additional liquidity. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.

Our ability to meet our long-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares), medium-term notes, securitization transactions structured as secured financings, and senior or subordinated notes. If we are unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on our business and results of operations and our ability to make distributions to shareholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred shares that we may issue in the future may receive, a distribution of our available assets prior to holders of our common shares. The decisions by investors and lenders to enter into equity, and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

Any material event that impacts capital markets participants may also impair our ability to access additional liquidity and we may therefore be required to sell some or all of our portfolio investments in order to maintain sufficient liquidity. Such sales may be at prices lower than the carrying value of our investments, which would result in our recognition of such losses and reduced income.

We have entered into various financing and derivative transactions in the normal course of business which contain terms and conditions that include bilateral margin posting requirements. During periods of increased adverse market volatility, we are exposed to the risk that we may have to post additional margin collateral, which may have a material adverse impact on our available liquidity. As a result, our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility. For additional information, we refer you to both the risk factors previously disclosed in the Company’s Form 10-K for the period ended December 31, 2006 and risk factors discussed under the caption “Risk Factors” under Item 8.01 in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 1, 2007.

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

We do not believe that the sale of the REIT Subsidiary or the exit of our residential mortgage investment operations will have a negative recurring impact on our liquidity.

As described in the “Executive Overview” above, we recorded a charge totaling $243.7 million related to the exit of our residential mortgage investment operations and the sale of the REIT Subsidiary which has or will reduce the Company’s liquidity by the amount of the charge.

Sources of Funds

Securitization Transactions

On May 22, 2007, we closed CLO 2007-1, a $3.5 billion secured financing transaction. We issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to KKR Strategic Capital Funds.

Repurchase Agreements

As of September 30, 2007, we had $2.3 billion outstanding on repurchase facilities with seven counterparties with a weighted average effective rate of 5.76% and a weighted average remaining term to maturity of 24 days. Due to the fact that we borrow under repurchase agreements based on the estimated fair value of our pledged investments and that changes in interest rates and credit spreads can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities declines as a result of adverse changes in interest rates or credit spreads.

Secured Credit Facility

During June 2006 our $275.0 million secured revolving credit facility matured and was replaced with a $375.0 million three year senior secured revolving credit facility. During September 2006, the facility was amended to increase the total commitment amount to $800.0 million with the option to further increase the commitment amount to $900.0 million at any time so long as no default or event of default on the facility has occurred and subject to addition of new lenders, increases in the commitments of existing lenders, or a combination thereof. The new senior secured revolving credit facility matures in June 2009 and consists of two tranches. Outstanding borrowings under the senior secured revolving credit facility bear interest at either (i) an alternate base rate per annum equal to the greater of (a) the prime rate in effect on such day, and (b) the federal funds rate in effect on such day plus 0.50%, or (ii) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.50% for borrowings under tranche A of the facility and 0.75% for borrowings under tranche B of the facility. As of September 30, 2007, we had $168.0 million in borrowings outstanding under tranche B of this facility. In connection with our restructuring transaction, the facility was further amended in May 2007 to add us and certain of our wholly-owned subsidiaries as borrowers.

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

Convertible Debt

On July 23, 2007, we issued an aggregate of $300.0 million of 7.000% convertible notes maturing on July 15, 2012 to qualified institutional buyers. The Notes represent senior unsecured obligations of us and bear interest at the rate of 7.000% per year. Interest is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2008.

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

In connection with our common share rights offering during the third quarter, we adjusted the conversion rate for our Notes pursuant to the governing indenture for the Notes. The new conversion price for the Notes is approximately $31.00 and was effective September 21, 2007. The new conversion rate for each $1,000 principal amount of Notes is 32.2581 of our common shares.

Common Share Issuance

As discussed above in “Shareholders’ Equity”, on August 21, 2007, we consummated a common share offering with proceeds from the transaction totaling $230.4 million. On the same date, we announced a rights offering of common shares to our common shareholders of up to $270.0 million. In connection with this rights offering, certain principals of KKR agreed to provide a backstop commitment to purchase a certain amount of common shares to the extent the rights offering was not fully subscribed. The rights offering expired on September 19, 2007 with proceeds totaling $270.0 million, including $56.6 million of proceeds received from the backstop commitment on October 2, 2007. The net proceeds received from the common share offering and common share rights offering will be used for general corporate purposes.

Capital Utilization and Leverage

As of September 30, 2007 and December 31, 2006, we had shareholders’ equity totaling $1.7 billion, and our leverage was 5.0 times and 2.1 times equity, respectively.

Off-Balance Sheet Commitments

The Company participates in certain financing arrangements, including revolvers and delayed draw facilities, whereby the Company is committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of September 30, 2007, the Company had unfunded financing commitments totaling $164.3 million.

REIT Matters

As of September 30, 2007, we believe that our REIT Subsidiary, presented as a discontinued operation, qualified as a REIT under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The Code requires, among other things, that at the end of each calendar quarter at least 75% of our REIT Subsidiary’s total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of our REIT Subsidiary’s gross income come from real estate sources and 95% of our REIT Subsidiary’s gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of September 30, 2007, we believe that our REIT Subsidiary was in compliance with such requirements. As of September 30, 2007, we also believe that our REIT Subsidiary met all of the REIT requirements regarding the ownership of its common shares and the distribution of its taxable income. However, the sections of the Code and the corresponding U.S. Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and our REIT Subsidiary’s qualification and taxation as a REIT depends upon its ability to meet various qualification tests imposed under the Code (such as those described above), including through its actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that our REIT Subsidiary has been organized and has operated, or will continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.

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

Exemption from Regulation under the Investment Company Act

We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Our subsidiaries that issue collateralized loan obligations (“CLOs”) generally will rely on Rule 3a-7, an exemption from the Investment Company Act provided for certain structured financing vehicles. Accordingly, each of our CLO subsidiaries that rely on Rule 3a-7 is subject to an indenture that contains specific guidelines and restrictions, including a prohibition on the CLO issuers from acquiring and disposing of assets primarily for the purposes of recognizing gains or decreasing losses resulting from market value changes. Certain sales and purchases of assets may be made so long as the CLOs do not violate the guidelines contained in the indentures and are not based primarily on the changes in market value. We can, however, continue to sell assets without limitation if we believe the credit profile of the obligor will deteriorate. The proceeds of permitted dispositions may be reinvested in collateral that is consistent with the credit profile of the CLO under specific and predetermined guidelines.

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

We are exposed to basis risk between our investments and our borrowings. Our floating rate investments and our floating rate borrowings do not reset on the same day or with the same frequency and, as a result, we are exposed to basis risk with respect to index reset frequency. Our floating rate investments may reprice on indices that are different than the indices that are used to price our floating rate borrowings and, as a result, we are exposed to basis risk with respect to repricing index. The basis risks noted above, in addition to other forms of basis risk that exist between our investments and borrowings, may be material and could negatively impact future net interest margins.

Interest rate risk impacts our interest income, interest expense, prepayments, and the fair value of our investments, interest rate derivatives, and liabilities. We manage interest rate risk and make interest rate risk decisions by evaluating our projected earnings under selected interest rate scenarios. We also use static measures of interest rate risk including duration. During periods of increasing interest rates we are biased to purchase investments that are floating rate and we have had that bias since our inception. We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. We generally fund our floating rate investments with floating rate borrowings with similar interest rate reset frequencies. We generally fund our fixed rate investments with short-term floating rate borrowings and we may use interest rate derivatives to hedge the variability of the cash flows associated with our existing or forecasted floating rate borrowings. Hedging activities are complex and accounting for interest rate derivatives as fair value or cash flow hedges in accordance with SFAS No. 133 is difficult.

Prepayments will impact the average lives of our fixed rate and hybrid investments and, as a result, we are exposed to the risk that the amount of floating rate borrowings that we have swapped from floating rate to fixed rate is materially different than we expected because the average life of the fixed rate investment has either extended or contracted. If the difference is material, we may have to adjust the amount of our interest rate derivative position and such action could generate a loss if we terminated any of the interest rate derivatives or it may negatively impact our future earnings if we have to increase our interest rate derivative positions because the average lives of our investments have extended.

The following table summarizes the estimated net fair value of our derivative instruments held at September 30, 2007 and December 31, 2006 (amounts in thousands):

Derivative Fair Value

	As of September 30, 2007		As of December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(3,114)	$150,000	$(1,711)
Fair Value Hedges:
Interest rate swaps	32,000	(334)	32,000	13
Free-Standing Derivatives:
Interest rate swaptions	—	—	31,000	75
Interest rate swaps	150,000	640	—	—
Credit default swaps—long	66,000	274	3,000	179
Credit default swaps—short	273,000	6,521	275,000	(797)
Total rate of return swaps	445,811	(16,141)	222,647	2,343
Common stock warrants	—	432	—	—
Net fair value	$1,350,144	$(11,722)	$713,647	$102

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

Item 4.                          Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2007. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2007 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s three and nine months ending September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

None.

Item 1A.                 Risk Factors

In addition to risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (see Part I, Item IA), set forth in this section is an additional risk factor we currently believe would be applicable to our operation and business strategy.

Periods of adverse market volatility could adversely affect our liquidity.

During periods of increased adverse market volatility, such as the recent disruption in the residential mortgage and global asset-backed commercial paper market, we are exposed to the risk that we may have to post additional margin collateral, which may have a material adverse impact on our available liquidity. As a result, our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility.

Item 2 .                       Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

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

Date: November 7, 2007