Form 10-K
period 2007-12-31
KKR Financial Holdings LLC
filed 2008-02-28
CIK 1386926

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33437

KKR FINANCIAL HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware	11-3801844
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 California Street, 50th Floor San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (415) 315-3620

Securities registered pursuant to Section 12(b) of the Act: Shares representing limited liability company membership interests listed on the New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes    ☐ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 30, 2007 was $1,802,933,165, based on the closing price of the common shares on such date as reported on the New York Stock Exchange.

         The number of shares of the registrant's common shares outstanding as of February 19, 2008 was 116,343,151.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2008 Annual Shareholders' Meeting to be held May 1, 2008 and to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

        Except where otherwise expressly stated or the context suggests otherwise, the terms "we," "us" and "our" refer to KKR Financial Holdings LLC and its subsidiaries; the "Manager" refers to KKR Financial Advisors LLC; and "KKR" refers to Kohlberg Kravis Roberts & Co. L.P. and its affiliated companies.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain information contained in this Annual Report on Form 10-K constitutes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a "safe harbor" for forward-looking statements by identifying and accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words "believe," "anticipate," "intend," "aim," "expect," "strive," "plan," "estimate," and "project," and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic conditions, and other factors not presently identified. Other factors that may impact our actual results are discussed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our Internet website address is www.kkrkfn.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Our Corporate Governance Guidelines, board of directors' committee charters (including the charters of the Affiliated Transactions Committee, Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and Code of Business Conduct and Ethics are available on our website. Information on our website does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

KKR FINANCIAL HOLDINGS LLC

2007 FORM 10-K ANNUAL REPORT

i

PART I

Item 1.    BUSINESS

Our Company

        We are a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. We invest in financial assets primarily consisting of corporate loans and securities, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable and non-marketable equity securities, and credit default and total rate of return swaps. We also make opportunistic investments in other asset classes from time to time. We invest in both cash and derivative instruments.

        Our income is generated primarily from (i) net interest income and dividend income, (ii) realized and unrealized gains and losses on our derivatives that are not accounted for as hedges, (iii) realized gains and losses from the sales of investments, (iv) realized and unrealized gains and losses on securities sold, not yet purchased, and (v) fee income.

        We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp. (the "REIT Subsidiary"), a Maryland corporation. KKR Financial Corp. was originally incorporated in the State of Maryland on July 7, 2004 and elected to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes. KKR Financial Corp. completed its initial private placement of shares of its common stock in August 2004, and completed its initial public offering of shares of its common stock in June 2005. On May 4, 2007, we completed a restructuring transaction (the "Restructuring Transaction"), pursuant to which the REIT Subsidiary became our subsidiary and each outstanding share of the REIT Subsidiary's common stock was converted into one of our common shares, which are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". Although we have not elected to be treated as a REIT for U.S. federal income tax purposes, we intend to be treated as a partnership, and not as an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes.

Discontinued Operations

        In August 2007, our board of directors approved our plan to exit our residential mortgage investment operations and to sell the REIT Subsidiary. At the end of December 2007, we transferred to KKR Financial Holdings II, LLC ("KFH II") certain residential mortgage-backed securities previously held by the REIT Subsidiary. Accordingly, we report our residential mortgage investment operations, including the REIT Subsidiary and KFH II, as discontinued operations. Unless otherwise noted, amounts and disclosures contained in this annual report on Form 10-K relate to our continuing operations.

Our Manager

        We are externally managed and advised by KKR Financial Advisors LLC (our "Manager"), an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR"), pursuant to a management agreement (the "Management Agreement"). Our Manager was formed in July 2004. All of our executive officers are employees or members of our Manager or one or more of its affiliates. The executive offices of our Manager are located at 555 California Street, 50th Floor, San Francisco, California 94104 and the telephone number of our Manager's executive offices is (415) 315-3620.

        Pursuant to the terms of the Management Agreement, our Manager provides us with our management team, along with appropriate support personnel. Our Manager is responsible for our operations and performs all services and activities relating to the management of our assets, liabilities and operations. Our Manager is at all times subject to the direction of our board of directors and has only such functions and authority as we delegate to it.

Our Strategy

        Our objective is to provide competitive returns to our investors through a combination of distributions and capital appreciation. We seek to achieve our investment objective by investing in multiple asset classes. As part of our investment strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns, subject to maintaining our exemption from regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act").

        We conduct our operations so that we are not required to register as an investment company under the Investment Company Act. We are organized as a holding company that conducts its operations primarily through majority-owned subsidiaries. In order for us to qualify for the exemption provided by Section 3(a)(1)(C) of the Investment Company Act, the securities issued to us by our subsidiaries that are exempted from the definition of an "investment company" by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other "investment securities" (within the meaning of the Investment Company Act) we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

        Our Manager utilizes its access to the resources and professionals of KKR, along with the same philosophy of value creation that KKR employs in managing private equity funds, in order to create a portfolio that is constructed to provide competitive returns to investors. We make asset class allocation decisions based on various factors including: relative value, leveraged risk-adjusted returns, current and projected credit fundamentals, current and projected supply and demand, credit and market risk concentration considerations, current and projected macroeconomic considerations, liquidity, all-in cost of financing and financing availability, and maintaining our exemption from the Investment Company Act.

Our Financing Strategy

        We use leverage in order to increase potential returns to our investors. Our investment guidelines ("Investment Guidelines") require no minimum or maximum leverage and our Manager and its investment committee will have the discretion, without the need for further approval by our board of directors, to increase the amount of our leverage. Our use of leverage may, however, also have the effect of increasing losses when economic conditions are unfavorable.

        We maintain access to various sources of capital to mitigate the risk that we are unable to source additional capital when it is necessary or desirable. We also maintain access to various forms of financing, including collateralized loan obligations ("CLOs"), warehouse facilities, repurchase agreements, total rate of return swaps, convertible senior notes, junior subordinated notes in the form of trust preferred securities, a senior secured credit facility, and a secured demand loan. The manner in which we finance our investments is dependent upon the nature and form of the investment and its corresponding credit rating. Our financing counterparties include large commercial and investment banks.

        We attempt to reduce interim refinancing risk and to minimize exposure to interest rate fluctuations through the use of long-term financing on a match funded basis. Match funding is the financing of our investments on a basis where the duration of the investments approximates the duration of the borrowings used to finance the investments. For any period during which our investment portfolio and related borrowings are not match funded, we may be exposed to the risk that our investment portfolio will reprice more slowly than the borrowings that we use to finance a significant portion of our investment portfolio. Increases in interest rates under these circumstances, particularly short-term interest rates on our short-term borrowings, may significantly adversely affect the net interest income that we earn on our investment portfolio.

Investment Company Act Exemption

        We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Our subsidiaries that issue CLOs generally will rely on Rule 3a-7, an exemption from the Investment Company Act provided for certain structured financing vehicles. Accordingly, each of our CLO subsidiaries that rely on Rule 3a-7 is subject to specific guidelines and restrictions, including a prohibition on the CLO issuers from acquiring and disposing of assets primarily for the purposes of recognizing gains or decreasing losses resulting from market value changes. Certain sales and purchases of assets may be made so long as the CLOs do not violate our guidelines and are not based primarily on the changes in market value. We can, however, sell assets without limitation if we believe the credit profile of the obligor will deteriorate. The proceeds of permitted dispositions may be reinvested in collateral that is consistent with the requirements of the CLO.

        In addition, the combined value of the investment securities issued by our subsidiaries that are excepted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not exceed 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries.

Management Agreement

        We are party to a Management Agreement with our Manager, pursuant to which our Manager will provide for the day-to-day management of our operations.

        The Management Agreement requires our Manager to manage our business affairs in conformity with the Investment Guidelines that are approved by a majority of our independent directors. Our Manager is under the direction of our board of directors. Our Manager is responsible for (i) the selection, purchase and sale of our investments, (ii) our financing and risk management activities, and (iii) providing us with investment advisory services.

        The Management Agreement expires on December 31, 2008 and is automatically renewed for a one-year term each anniversary date thereafter. Our independent directors review our Manager's performance annually and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        We may also terminate the Management Agreement without payment of the termination fee with a 30 day prior written notice for cause, which is defined as (i) our Manager's continued material breach of any provision of the Management Agreement following a period of 30 days after written notice thereof, (ii) our Manager's fraud, misappropriation of funds, or embezzlement against us, (iii) our Manager's gross negligence in the performance of its duties under the Management Agreement, (iv) the commencement of any proceeding relating to our Manager's bankruptcy or insolvency, (v) the dissolution of our Manager, or (vi) a change of control of our Manager. Cause does not include unsatisfactory performance, even if that performance is materially detrimental to our business. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Furthermore, our Manager may decline to renew the Management Agreement by providing us with a 180 day prior written notice. Our Manager may also terminate the Management Agreement upon 60 days prior written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

        We do not employ personnel and therefore rely on the resources and personnel of our Manager to conduct our operations. For performing these services under the Management Agreement, our Manager receives a base management fee and incentive compensation based on our performance. Our Manager also receives reimbursements for certain expenses, which are made on the first business day of each calendar month.

        Base Management Fee.    We pay our Manager a base management fee monthly in arrears in an amount equal to 1/12 of our equity, as defined in the Management Agreement, multiplied by 1.75%. We believe that the base management fee that our Manager is entitled to receive is generally comparable to the base management fee received by the managers of comparable externally managed specialty finance companies. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are officers of us, receive no compensation directly from us.

        For purposes of calculating the base management fee, our equity means, for any month, the sum of (i) the net proceeds from any issuance of our common shares, after deducting any underwriting discount and commissions and other expenses and costs relating to the issuance, (ii) the net proceeds of any trust preferred stock issuances and convertible debt issuances that are approved by our board of directors, and (iii) our retained earnings at the end of such month (without taking into account any non-cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for the repurchases of our common shares. The foregoing calculation of the base management fee is adjusted to exclude special one-time events pursuant to changes in accounting principles generally accepted in the United States of America ("GAAP"), as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

        Our Manager is required to calculate the base management fee within fifteen business days after the end of each month and deliver that calculation to us promptly. We are obligated to pay the base management fee within twenty business days after the end of each month. We may elect to have our Manager allocate the base management fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.

        Our Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as our common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, our Manager permanently waived approximately $2.7 million of base management fees during the year ended December 31, 2007.

        Reimbursement of Expenses.    Because our Manager's employees perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm's-length basis.

        We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. The expenses required to be paid by us include, but are not limited to, rent, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors' and officers' liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our shareholders, the costs of printing and mailing proxies and reports to our shareholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors, costs incurred by employees of our Manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we will be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Except as noted above, our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including compensation of our Manager's employees and other related expenses, except that we may elect to have our Manager allocate expenses among us and our subsidiaries, in which case expenses would be paid directly by each entity that received an allocation.

        Incentive Compensation.    In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (i) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted-average share of our common shares for such quarter, exceeds (b) an amount equal to (A) the weighted-average of the price per share of the common stock of KKR Financial Corp. in its August 2004 private placement and the prices per share of the common stock of KKR Financial Corp. in its initial public offering and any subsequent offerings by KKR Financial Holdings LLC multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of our common shares outstanding in such quarter. The foregoing calculation of incentive compensation will be adjusted to exclude special one-time events pursuant to changes in GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: "Net Income" shall be determined by calculating the net income available to shareholders before non-cash equity compensation expense, in accordance with GAAP; and "Ten Year Treasury Rate" means the average of weekly average yield to maturity for U.S. Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

        Our ability to achieve returns in excess of the thresholds noted above in order for our Manager to earn the incentive compensation described in the preceding paragraph is dependent upon various factors, many of which are not within our control.

        Our Manager is required to compute the quarterly incentive compensation within 30 days after the end of each fiscal quarter, and we are required to pay the quarterly incentive compensation with respect to each fiscal quarter within five business days following the delivery to us of our Manager's written statement setting forth the computation of the incentive fee for such quarter. We may elect to have our Manager allocate the incentive fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.

The Collateral Management Agreements

        An affiliate of our Manager has entered into separate management agreements with KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), and Wayzata Funding LLC ("Wayzata") and is entitled to receive fees for the services performed as the collateral manager under the management agreements. As of December 31, 2007, the collateral manager has permanently waived approximately $26.7 million of management fees payable to the collateral manager from the CLOs. The collateral manager evaluates such waivers on a quarterly basis and there are no assurances that the collateral manager will waive such management fees subsequent to those dates.

Competition

        Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. A number of entities compete with us to make the types of investments that we make. We compete with financial companies, public and private funds, commercial and investment banks and commercial finance companies. For additional information concerning the competitive risks we face, see Item 1A "Risk Factors—Risks Related to Our Operation and Business Strategy—We operate in a highly competitive market for investment opportunities."

Staffing

        We do not have any employees. We are managed by KKR Financial Advisors LLC pursuant to the Management Agreement between our Manager and us. Our Manager is 100% owned by KKR Financial LLC and all of our executive officers are members, employees or officers of KKR Financial LLC. As of February 19, 2008, KKR Financial LLC had 67 full-time employees and two founding members.

Tax Status

        We are no longer treated as a REIT for U.S. federal income tax purposes; however, we intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. Therefore, we generally are not subject to U.S. federal income tax at the entity level, but are subject to limited state income taxes. Holders of our shares will be required to take into account their allocable share of each item of our income, gain, loss, deduction, and credit for our taxable year ending within or with their taxable year.

        The REIT Subsidiary has elected, and KFH II will elect, to be taxed as a REIT and both are required to comply with the provisions of the Internal Revenue Code of 1986, as amended, (the "Code"), with respect thereto. Accordingly, the REIT Subsidiary and KFH II are not subject to U.S. federal income tax to the extent that they currently distribute their income and satisfy certain asset, income and ownership tests and recordkeeping requirements. Even though the REIT Subsidiary and KFH II qualify for federal taxation as REITs, they may be subject to some amount of federal, state, local and foreign taxes based on their taxable income. The REIT Subsidiary and KFH II are presented as discontinued operations for financial statement purposes.

        CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, KKR Financial CLO 2007-4, Ltd. ("CLO 2007-4"), KKR Financial CLO 2008-1, Ltd. ("CLO 2008-1"), Wayzata and KKR TRS Holdings, Ltd. ("TRS Ltd") are not consolidated for U.S. federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in its domestic taxable corporate subsidiaries, KKR TRS Holdings, Inc. ("TRS Inc.") and KFN PEI VII, LLC ("PEI VII"), because such subsidiaries are taxed as regular subchapter C corporations under the provisions of the Code. TRS Inc. and PEI VII are subject to U.S. federal income tax at regular corporate rates and may be subject to other taxes, including payroll taxes, and state and local income, franchise, property, sales and other taxes. Any dividends that we receive from the REIT Subsidiary, KFH II and our foreign corporate subsidiaries, with limited exceptions, will not be eligible for taxation at the preferred capital gain rates that currently apply to dividends received by individuals, trusts and estates from taxable corporations.

REIT Matters

        As of December 31, 2007, we believe that the REIT Subsidiary and KFH II (presented as discontinued operations), qualified as REITs under the Code. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT's total assets must be "real estate assets" as defined in the Code. The Code also requires that each year at least 75% of a REIT's gross income come from real estate sources and at least 95% of a REIT's gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2007, we believe that the REIT Subsidiary and KFH II were in compliance with such requirements. As of December 31, 2007, we also believe that the REIT Subsidiary and KFH II met all of the REIT requirements regarding the ownership of their stock or shares, respectively, and the distribution of their taxable income. However, the sections of the Code and the corresponding U.S. Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and each REIT subsidiary's qualification and taxation as a REIT depends upon its ability to meet various qualification tests imposed under the Code (such as those described above), including through its actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that the REIT Subsidiary and KFH II have been organized and have operated, or will continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.

Restrictions on Ownership of Our Common Shares

        Due to limitations on the concentration of ownership of a REIT imposed by the Code, our amended and restated operating agreement, among other limitations, generally prohibits any shareholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our company. Our board of directors has discretion to grant exemptions from the ownership limit, subject to terms and conditions as it deems appropriate.

Distribution Policy

        Distributions to our common shareholders are decided by our board of directors and while we expect to distribute the majority of our net earnings to our common shareholders, we do not maintain a targeted distribution threshold.

ITEM 1A.    RISK FACTORS

        You should carefully consider the risks described below. The risks described below are not the only ones we face. We have only described the risks we consider to be material. However, there may be additional risks that are viewed by us as not material or are not presently known to us.

        This section contains a summary of some of the terms of our operating agreement and the Management Agreement. Those summaries are not complete and are subject to, and qualified in their entirety by reference to, all of the provisions of our operating agreement and the Management Agreement, copies of which have been included as exhibits to the Current Report on Form 8-K that we filed with the SEC on May 4, 2007 and are available on the SEC website at www.sec.gov.

        If any of the risks described below were to occur, our business, financial condition, liquidity and results of operations could be materially and adversely affected. If this were to occur, the price of our common shares could decline, and you could lose all or part of your investment.

Risks Related to Our Operations and Business Strategy

If credit spreads on our borrowings increase and the credit spreads on our investments do not also increase, we are unlikely to achieve our projected leveraged risk-adjusted returns. Also, if credit spreads on investments increase in the future, our existing investments will likely experience a material reduction in value.

        We make investment decisions based upon projected leveraged risk-adjusted returns. When making such projections we make assumptions regarding the long-term cost of financing such investments, particularly the credit spreads associated with our long-term financings. We define credit spread as the risk premium for taking credit risk which is the difference between the risk free rate and the interest rate paid on the applicable investment or loan, as the case may be. If credit spreads on our long term financings increase and the credit spreads on our investments are not increased accordingly, we will likely not achieve our targeted leveraged risk-adjusted returns and we will likely experience a material adverse reduction in the value of our investments.

We have a limited operating history.

        We have a limited operating history. We are subject to all of the business risks and uncertainties associated with any business, including the risk that we will not achieve our investment objectives and that the value of our shares and any other securities we may issue could decline substantially. There can be no assurance that we will be able to generate sufficient revenue from operations to pay our operating expenses, make payments due on our indebtedness and make or sustain distributions to holders of our shares.

We operate in a highly competitive market for investment opportunities.

        A number of entities compete with us to make the types of investments that we plan to make. We compete with specialty finance companies, hedge funds, public and private funds, commercial and investment banks, and REITs. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other entities have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds than us and access to financing sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

        We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we do not offer any assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Failure to obtain and maintain adequate capital and financing would adversely affect our results and may, in turn, negatively affect the market price of our shares and any other securities we may issue and our ability to make distributions to holders of our shares.

        We depend upon the availability of adequate financing and capital for our operations. We cannot assure you that any, or sufficient, financing or capital will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient financing and capital on acceptable terms, there may be a negative impact on the market price of our shares and any other securities we may issue and our ability to make distributions to holders of our shares.

Risks Related to our Organization and Structure

The terms of our indebtedness may restrict our ability to make future distributions and impose limitations on our current and future operations.

        Our credit facility and certain other financing facilities contain, and any future indebtedness may also contain, a number of restrictive covenants that impose operating and other restrictions on us, including restrictions on our ability to make distributions to holders of our shares. The credit facility includes covenants restricting our ability to:

  •
  incur or guarantee additional debt, other than debt incurred in the course of our business consistent with current operations;

  •
  create or incur liens, other than liens relating to secured debt permitted to be incurred;

  •
  engage in mergers and sales of substantially all of our assets;

  •
  make loans, acquisitions or investments, other than investments made in the course of our business consistent with current operations;

  •
  make distributions on, and make redemptions and repurchases of, our shares, including a prohibition on distributions on, and redemptions and repurchases of, our shares if an event of default, or certain events that with notice or passage of time or both would constitute an event of default, under the credit facility occur and the requirement described below that we maintain a specified minimum level of consolidated tangible net worth; and

  •
  engage in transactions with affiliates.

        In addition, our credit facility also includes financial covenants, including requirements that we:

  •
  maintain adjusted consolidated tangible net worth of at least $1.437 billion plus an amount equal to 85% of the net proceeds, subject to certain exceptions, from the issuance of equity interests (as defined in the credit facility) subsequent to September 30, 2007;

  •
  not permit our adjusted net income from continuing operations to be less than $1.00 for any quarter; and

  •
  not exceed a leverage ratio (as defined in the credit facility) of 4.75 to 1.0 computed on a basis that generally excludes the debt of our discontinued operations.

        In addition, the operating and financial restrictions in our credit facility, other financing facilities and any future financing facilities may adversely affect our ability to engage in our current and future operations or pay distributions to holders of our shares.

Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely affect our results of operations.

        We intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of an investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

        We are organized as a holding company that conducts its operations primarily through majority-owned subsidiaries. As a result, the securities issued to us by our subsidiaries that are exempted from the definition of an "investment company" by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other "investment securities" we may own, may not have a combined value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries.

        The determination of whether an entity is a majority-owned subsidiary of ours is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies, including collateralized debt obligations ("CDOs") issuers, in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test.

        Most of our subsidiaries are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder with respect to the assets in which each of them can invest to avoid being regulated as an investment company. Our subsidiaries that issue CDOs generally rely on Rule 3a-7, an exemption from the Investment Company Act provided for certain structured financing vehicles. These structured financings may not engage in portfolio management practices resembling those employed by mutual funds. Accordingly, each of our CDO subsidiaries that relies on Rule 3a-7 is subject to specific guidelines and restrictions limiting the discretion of the CDO issuer and our collateral manager. In particular, our guidelines prohibit the CDO issuer from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. The CDO issuer cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CDO. Sales and purchases of assets may be made so long as the CDOs do not violate the guidelines contained in the indentures. The proceeds of permitted dispositions may be reinvested by our CDOs in additional collateral, subject to fulfilling the requirements set forth in the applicable indentures. As a result of these restrictions, our CDO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in our CDO subsidiaries.

        Some of our subsidiaries are currently relying on the exemption provided under Section 3(c)(7), and therefore, our ownership interests in these subsidiaries are deemed to be investment securities for purposes of the 40% test. We must monitor our holdings in these subsidiaries and any future subsidiaries relying on the exemptions provided under Section 3(c)(1) or 3(c)(7) to ensure that the value of our investment in such subsidiaries, together with any other investment securities we may own, does not exceed 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

        If the combined value of the investment securities issued by our subsidiaries that are exempted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required either (a) to change substantially the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company, either of which could have a material adverse effect on us and our ability to service our indebtedness and to make distributions on our shares and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters, and our Manager would have the right to terminate our management agreement.

        We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary for purposes of the Investment Company Act, our treatment of any CDO as a subsidiary meeting the requirements for Rule 3a-7 or our determination that any investment constitutes a qualifying asset for purposes of the Investment Company Act. If the SEC were to disagree with our treatment of one or more companies, including CDO issuers, as majority-owned subsidiaries, with our treatment of one or more CDOs as subsidiaries meeting the requirements of Rule 3a-7 or with our determination that one or more of our investments constitute qualifying assets, we would need to adjust our investment strategy and our investments in order to continue to pass the 40% test referred to above. Any such adjustment in our investment strategy or investments could have a material adverse effect on us. Moreover, to the extent that the SEC provides more specific or different guidance regarding the application of Rule 3a-7 of the Investment Company Act, we may be required to adjust our investment strategy and investments accordingly. Any additional guidance from the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen, which could have a material adverse effect on us.

Risks Related to the Current Market Environment

The current dislocations in the mortgage sector and corporate credit sector and the current weakness in the broader financial market, could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio.

        The continuing dislocations in the mortgage sector and corporate credit sector and the current weakness in the broader financial market could adversely affect one or more of the counterparties providing repurchase agreement funding for our investments and could cause those counterparties to be unwilling or unable to provide us with additional financing. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. This risk is exacerbated by the fact that a substantial portion of our repurchase agreement financing is provided by a relatively small number of counterparties. If one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if one or more of our counterparties are unwilling or unable to provide us with ongoing financing, we could be forced to sell our investments at a time when prices are depressed.

        Recent developments in the market for many types of mortgage products (including MBS) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to subprime assets, there has been an overall reduction in liquidity across the credit spectrum of mortgage products.

Periods of adverse market volatility could adversely affect our liquidity.

        During periods of increased adverse market volatility, such as the recent disruption in the residential mortgage and global asset backed commercial paper market, we are exposed to the risk that we may have to post additional margin collateral, which may have a material adverse impact on our available liquidity. Our repurchase agreements allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. A significant increase in margin calls as a result of spread widening could harm our liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets or raise capital at a disadvantageous time, which could cause us to incur further losses or adversely affect our results of operations, financial condition, and may impair our ability to maintain our current level of distributions to our shareholders. As a result, our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility.

Declines in the market values of our investments may adversely affect financial results and credit availability, which may reduce earnings and thus cash available for distributions to our shareholders.

        On January 1, 2007, we adopted Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. We plan to carry all of our residential mortgage-backed securities ("RMBS"), and all swaps previously designated as a hedge at fair value with changes in fair value recorded directly into earnings. As a result, a decline in their values will likely reduce the book value of our assets.

        A decline in the market value of our assets may adversely affect us, particularly where we have borrowed money based on the market value of those assets. In such case, the lender may require us to post additional collateral to support the borrowing. If we cannot post the additional collateral, we may have to liquidate assets at a time when we might not otherwise choose to do so. A reduction in the availability of credit may reduce our earnings, liquidity and therefore cash available for distributions to our shareholders.

We will lose money on our repurchase transactions if the counterparty to the transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term or if we default on our obligations under the repurchase agreement.

        We obtain a significant portion of our funding through repurchase facilities. When we engage in a repurchase transaction, we generally sell securities to the transaction counterparty and receive cash from the counterparty. The counterparty is obligated to resell the securities back to us at the end of the term of the transaction, which is typically 30 to 90 days. Because the cash we receive from the counterparty when we initially sell the securities is less than the value of those securities (by the margin), if the counterparty defaulted on its obligation to resell the securities back to us we would incur a loss on the transaction equal to such margin (assuming no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our distributions to our shareholders.

        Certain of our repurchase agreements include negative covenants that if breached, may cause our repurchase transactions to be terminated early, in which event our counterparty could terminate all repurchase transactions existing with us and make any amount due by us to the counterparty payable immediately. If we have to terminate outstanding repurchase transactions and are unable to negotiate new and acceptable financing terms, our liquidity will be impaired. This may reduce the amount of capital available for investing or reduce our ability to make distributions to our shareholders. In addition, we may have to liquidate assets at a time when we might not otherwise choose to do so. There is no assurance we would be able to establish suitable replacement financing.

We leverage our portfolio investments, which may adversely affect our return on our investments and may reduce cash available for distribution.

        We leverage our portfolio investments through borrowings, generally through the use of warehouse facilities, bank credit facilities, repurchase agreements, asset-backed secured liquidity notes, securitizations, including the issuance of CDOs, loans to entities in which we hold, directly or indirectly, interests in pools of properties or loans, and other borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the portfolio investments' cash flow. At the current time, the only contractual limitation on our ability to leverage our portfolio is a covenant contained in our credit facility, certain warehouse facilities and certain other loan agreements that our leverage ratio cannot exceed 4.75 to 1.0, computed on a basis that generally excludes the debt included in our discontinued operations. Our return on our investments and cash available for distribution to holders of our shares may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Our debt service payments reduce cash flow available for distributions to holders of our shares. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy our debt obligations. We leverage certain of our investments through repurchase agreements, total rate of return swaps and asset-backed secured liquidity notes. A decrease in the value of the assets may lead to margin calls that we will have to satisfy. We may not have the funds available to satisfy any such margin calls.

If we are unable to continue to utilize CDOs successfully, we may be unable to grow or fully execute our business strategy and our results of operations may be adversely affected.

        We intend to continue to structure our CDOs so that we must account for them as secured borrowings in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and as a result we are precluded from using sale accounting to recognize any gain or loss. An inability to continue to utilize CDOs successfully could limit our ability to grow our business or fully execute our business strategy and our results of operations may be adversely affected.

An increase in our borrowing costs relative to the returns we receive on our portfolio investments may adversely affect our results of operations and cash available for distribution to holders of our shares.

        As our repurchase agreements and other short-term borrowing instruments mature, we will be required either to enter into new repurchase agreements and other short-term borrowings or to sell certain of our portfolio investments. An increase in short-term interest rates at the time that we seek to enter into new repurchase agreements may reduce the spread between our returns on our portfolio investments and the cost of our borrowings. This change in interest rates would adversely affect our returns on our portfolio investments that are fixed rate and/or subject to prepayment or extension risk, including our residential mortgage loans and residential mortgage-backed securities investments, which might adversely affect our results of operations, our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

        Part of our investment strategy involves entering into derivative contracts that will require us to fund cash payments in certain circumstances. These payments are contingent liabilities and therefore may not appear on our balance sheet. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares.

        We enter into interest rate swap agreements and other interest rate hedging instruments as part of our interest rate risk management strategy. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

  •
  interest rate hedging instruments can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

  •
  the duration of the hedge may be significantly different than the duration of the related liability or asset;

  •
  the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

  •
  the party owing money in the hedging transaction may default on its obligation to pay.

        Any hedging activity we engage in may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs.

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We make non-U.S. dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

        We purchase investments denominated in foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on any of these non-dollar denominated investments. Although we may choose to hedge our foreign currency risk, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to risks of multiple and conflicting tax laws and regulations and political and economic instability abroad, which could adversely affect our returns on these investments.

Risks Related to Our Investments

We may not realize gains or income from our investments.

        We seek to generate both current income and capital appreciation. The assets in which we invest may not appreciate in value, however, and, in fact, may decline in value, and the debt securities in which we invest may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Declines in the market values of our investments may adversely affect our results of operations and credit availability, which may adversely affect, in turn, our ability to make payments due on our indebtedness and our cash available for distribution to holders of our shares.

        A substantial portion of our assets are, and we believe are likely to continue to be, classified for accounting purposes as "available-for-sale" so long as it is management's intent not to sell such assets and we have sufficient financial wherewithal to hold the investment until its scheduled maturity. Changes in the market values of those assets will be directly charged or credited to our shareholder' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is considered by our management to be other than temporary, such decline will be recorded as a charge which will adversely affect our results of operations.

        A decline in the market value of our assets may adversely affect us, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may adversely affect our results of operations, our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares.

        Further, credit facility providers may require us to maintain a certain amount of cash or to set aside unlevered assets sufficient to maintain a specified liquidity position intended to allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which may reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly because we may be required to sell our investments at distressed prices in order to meet such margin or liquidity requirements.

        Market values of our investments may decline for a number of reasons, such as causes related to changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, and widening of credit spreads.

Some of our portfolio investments are recorded at fair value as determined by our Manager and, as a result, there is uncertainty as to the value of these investments.

        Some of our portfolio investments are, and we believe are likely to continue to be, in the form of loans and securities that have limited liquidity or are not publicly traded. The fair value of investments that have limited liquidity or are not publicly traded may not be readily determinable. We generally value these investments quarterly at fair value as determined by our Manager. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The market value of our shares and any other securities we may issue could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Changes in interest rates could negatively affect the value of our investments, which could result in reduced earnings or losses and negatively affect our ability to service our indebtedness and the cash available for distribution to holders of our shares.

        We invest in fixed-rate loans and securities. Under a normal yield curve, an investment in these instruments will decline in value if interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect our ability to service our indebtedness and the cash available for distribution to holders of our shares.

        In particular, a significant risk associated with fixed-rate investments is the risk that both long-term and short-term interest rates will increase significantly. If rates were to increase significantly, the market value of these securities would decline and, with respect to mortgage-backed securities, the duration of the investments would increase. We may realize a loss if these investments were sold. At the same time, an increase in short-term interest rates would increase the amount of interest owed on short term borrowings we may enter into in order to finance the purchase of these fixed-rate investments.

Our assets include leveraged loans, high-yield securities and common and preferred equity securities, each of which has greater risks of loss than secured senior loans and, if those losses are realized, it could adversely affect our results of operations, our ability to service our indebtedness and our cash available for distribution to holders of our shares.

        Our assets include leveraged loans, high-yield securities and marketable and non-marketable common and preferred equity securities, each of which involves a higher degree of risk than senior secured loans. First, the leveraged loans and high-yield securities may not be secured by mortgages or liens on assets. Even if secured, these leveraged loans and high-yield securities may have higher loan-to-value ratios than senior secured loans. Furthermore, our right to payment and the security interest in any collateral may be subordinated to the payment rights and security interests of a senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balances through a foreclosure of collateral.

        Certain of these leveraged loans and high-yield securities may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. In this case, a borrower's ability to repay its loan may be dependent upon a refinancing or a liquidity event that will enable the repayment of the loan.

        In addition to the above, numerous other factors may affect a company's ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company's financial condition and prospects may be accompanied by deterioration in the collateral for the high-yield securities and leveraged loans. Losses on our high-yield securities and leveraged loans could adversely affect our results of operations, which could adversely affect our ability to service our indebtedness and cash available for distribution to holders of our shares.

        In addition, marketable and non-marketable common and preferred equity securities may also have a greater risk of loss than senior secured loans since such equity investments are subordinate to debt of the issuer and are not secured by property underlying the investment.

Prepayments can adversely affect the yields on our investments.

        In the case of residential mortgage loans, there are seldom any restrictions on borrowers' abilities to prepay their loans. Homeowners tend to prepay mortgage loans faster when interest rates decline. Consequently, owners of the loans have to reinvest the money received from the prepayments at the lower prevailing interest rates. Conversely, homeowners tend not to prepay mortgage loans when interest rates increase. Consequently, owners of the loans are unable to reinvest money that would have otherwise been received from prepayments at the higher prevailing interest rates. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our mortgage loan and mortgage-backed securities portfolio and may result in reduced earnings or losses for us and negatively affect our ability to service our indebtedness and the cash available for distribution to holders of our shares.

        The yield on our other assets may be affected by the rate of prepayments differing from our projections. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments in other investments that produce an equivalent or higher yield, the overall yield on our portfolio may decline. In addition, we may acquire assets at a discount or premium and if the asset does not repay when expected, our anticipated yield may be impacted. Under certain interest rate and prepayment scenarios we may fail to recover fully our cost of acquisition of certain investments.

The mortgage loans we invest in and the mortgage loans underlying the mortgage and asset-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

        Commercial real estate loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

        Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers' abilities to repay their loans.

        In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan may be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession.

        Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. RMBS evidence interests in or are secured by pools of residential mortgage loans and commercial mortgage-backed securities ("CMBS") evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial real estate loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans.

A significant portion of our discontinued operations investment portfolio is invested in non-agency RMBS and non-conforming residential mortgage loans.

        A significant portion of our discontinued operations investment portfolio consists of non-agency RMBS and non-conforming residential mortgage loans. Agency RMBS represent ownership interests in pools of residential mortgage loans secured by residential real property and are guaranteed as to principal and interest by federally chartered entities such as the Federal National Mortgage Association, commonly known as "Fannie Mae," and the Federal Home Loan Mortgage Corporation, commonly known as "Freddie Mac," and, in the case of the Government National Mortgage Association, commonly known as "Ginnie Mae," by the U.S. government. Non-agency RMBS are not guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae, or the U.S. government. Non-agency RMBS have a higher risk of loss than do agency RMBS. We expect to realize credit losses on our investment in non-agency RMBS.

        A material portion of our discontinued operations investment portfolio of residential mortgage loans and RMBS consists of, or in the case of RMBS is backed by, non-conforming residential mortgage loans. The residential mortgage loans are non-conforming primarily due to non-credit factors including, but not limited to, the fact that the (i) mortgage loan amounts exceed the maximum amount for such mortgage loan to qualify as a conforming mortgage loan, and (ii) underwriting documentation for the mortgage loan does not meet the criteria for qualification as a conforming mortgage loan. Non-conforming residential mortgage loans may have higher risk of delinquency and foreclosure and losses than conforming mortgage loans. We may realize credit losses on our investment in non-conforming residential mortgage loans and RMBS backed by non-conforming residential mortgage loans.

Our investment portfolio of residential mortgage loans, residential mortgage-backed securities, commercial real estate loans, and commercial real estate mortgage-backed securities may have material geographic concentrations.

        We have material geographic concentrations related to our investments in residential mortgage loans and RMBS. We have material geographic concentrations related to our investments in commercial real estate loans and CMBS. The risk of foreclosure and losses are likely to be correlated between our residential and our commercial real estate investments and the correlation may be exacerbated by our geographic concentrations. We may realize credit losses on our residential and commercial real estate mortgage loan and mortgage-backed securities because of our geographic concentrations and the correlation of foreclosure and losses between our residential and commercial real estate investments.

Our investments in subordinated residential and commercial mortgage-backed securities are generally in the "second loss" position and therefore subject to losses.

        In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit, if any, and then by the "first loss" subordinated security holder and then by the "second loss" subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we will not be able to recover all of our investment in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities, the securities in which we invest may effectively become the "first loss" position behind the more senior securities, which may result in significant losses to us. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments. An economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

Our rights under corporate leveraged loans we invest in may be more restricted than investments in other loans.

        We may hold interests in corporate leveraged loans originated by banks and other financial institutions. We may acquire interests in corporate leveraged loans either directly by a direct purchase or an assignment, or indirectly through a participation. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the credit agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.

The high yield bonds that we invest in have greater credit and liquidity risk than more highly rated bonds.

        We invest in high yield bonds which are rated below investment-grade by one or more nationally recognized statistical rating organizations or are unrated but of comparably low credit quality, and have greater credit and liquidity risk than more highly rated bonds. High yield bonds may be unsecured, and may be subordinate to other obligations of the obligor. The lower rating, or lack of a rating, on high yield bonds reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield bonds are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield bonds are often less liquid than higher rated bonds.

        High yield bonds are often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. High yield bonds have historically experienced greater default rates than has been the case for investment-grade bonds.

Asset-backed securities are subject to credit risks that may arise due to defaults by the borrowers in the underlying collateral or the issuer's or servicer's failure to perform and other risks.

        We invest in investment grade and non-investment grade asset-backed securities ("ABS"). Asset-backed securities are bonds or notes backed by loans and/or other financial assets. Investments in ABS bear various risks, including credit risk, interest rate risk, market risk, liquidity risk, operations risk, structural risk and legal risk. Credit risk arises from losses due to defaults by the borrowers in the underlying collateral and the issuer's or servicer's failure to perform. These two elements may be related, as, for example, in the case of a servicer that does not provide adequate credit-review scrutiny to the serviced portfolio, leading to higher incidence of defaults. Interest rate risk arises for the issuer from the relationship between the pricing terms on the underlying collateral and the rate paid to holders of the ABS and from the need to mark to market the excess servicing or spread account proceeds carried on the balance sheet. For the holder of the ABS, interest rate risk depends on the expected life of the ABS which may depend on prepayments on the underlying assets or the occurrence of wind-down or termination events. Market risk arises from the cash flow characteristics of the security, which for most ABS tend to be predictable. The greatest variability in cash flows generally comes from credit performance, including the presence of wind-down or acceleration features designed to protect the purchaser in the event that credit losses in the portfolio rise well above expected levels.

CDO debt securities are subject to the risk that the collateral underlying the CDOs are insufficient to make payments on the CDO securities.

        We invest in investment grade and non-investment grade CDOs. CDO debt securities rely on distributions of the collateral underlying the CDO. Interest payments on CDO debt (other than the most senior tranche or tranches of a given issue) are generally subject to deferral without causing an event of default or permitting exercise of remedies by the holders thereof. If distributions on the collateral of the CDO or proceeds of such collateral are insufficient to make payments on the CDO debt securities we hold, no other assets will be available for payment of the deficiency. In addition, CDO securities are generally privately placed and typically offer less liquidity than other investment-grade or high-yield corporate debt.

Total rate of return swaps are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks.

        We enter into total rate of return swaps ("TRS") to finance certain of our investments. TRS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks. A TRS agreement is a two-party contract under which an agreement is made to exchange returns from predetermined investments or instruments. TRS allow investors to gain exposure to an underlying credit instrument without actually owning the credit instrument. In these swaps, the total return (interest, fixed fees and capital gains/

losses on an underlying credit instrument) is paid to an investor in exchange for a floating rate payment. The investor advances a portion of the notional amount of the TRS which serves as collateral for the TRS counterparty. The TRS, therefore, is a leveraged investment in the underlying credit instrument. The gross returns to be exchanged or "swapped" between the parties are calculated based on a "notional amount," which is valued monthly to determine each party's obligation under the contract. We recognize all cash flows received (paid) or receivable (payable) from swap transactions, together with the change in the market value of the underlying credit instrument, on a net basis as realized or unrealized gains or losses in our consolidated statement of operations. We are charged a finance cost by counterparties with respect to each agreement. The finance cost is reported as part of the realized or unrealized gains or losses. Because swap maturities may not correspond with the maturities of the credit instruments underlying the swap, we may wish to renew many of the swaps as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that we would be able to obtain suitable replacement providers.

Credit default swaps are subject to risks related to changes in credit spreads, credit quality and expected recovery rates of the underlying credit instrument.

        Credit default swaps ("CDS") are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument. A CDS is a contract in which the contract buyer pays, in the case of a short position, or receives, in the case of a long position, a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller receives a payment from, in the case of a short position, or makes a payment to, in the case of a long position, the buyer if there is a credit default or other specified credit event with respect to the issuer of the underlying credit instrument referenced in the CDS.

Our dependence on the management of other entities may adversely affect our business.

        We do not control the management, investment decisions or operations of the enterprises in which we invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We typically have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Due diligence conducted by our Manager may not reveal all of the risks of the businesses in which we invest.

        Before making an investment in a business entity, our Manager typically assesses the strength and skills of the entity's management and other factors that it believes will determine the success of the investment. In making the assessment and otherwise conducting due diligence, our Manager relies on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. Accordingly, there can be no assurance that this due diligence processes will uncover all relevant facts or that any investment will be successful. In addition, we may pursue investments without obtaining access to confidential information otherwise in the possession of KKR or one of its affiliates, which information, if reviewed, might otherwise impact our judgment with respect to such investments.

A prolonged economic slowdown, a recession or declining real estate and/or enterprise values could impair our investments and harm our operating results.

        Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of our investments, including commercial real estate, residential real estate properties, and corporate enterprise valuation multiples. If residential and/or commercial real estate property values decrease materially it may cause borrowers to default on their mortgages or negotiate more favorable terms and conditions on their mortgages. As a result, we may realize losses related to foreclosures or to the restructuring of our mortgage loans, and the mortgage loans that back the mortgage-backed securities, in our investment portfolio. An economic slowdown or recession may also decrease the enterprise values of our corporate investments, and in the event of default we may incur greater losses than anticipated as a result of decreased enterprise values. Unfavorable economic conditions also could increase our financing costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Many of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

        The securities that we purchase in privately negotiated transactions are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. A majority of the mortgage-backed securities that we own are traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Furthermore, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or our Manager has or could be attributed with material non-public information regarding such business entity.

Risks Related to Ownership of Our Shares

Certain provisions of our operating agreement will make it difficult for third parties to acquire control of us and could deprive holders of our shares of the opportunity to obtain a takeover premium for their shares.

        Our operating agreement contains a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, control of us. These provisions include, among others:

  •
  restrictions on our ability to enter into certain transactions with major holders of our shares modeled on the limitation contained in Section 203 of the Delaware General Corporation Law ("DGCL");

  •
  allowing only our board of directors to fill newly created directorships;

  •
  requiring that directors may be removed only for cause (as defined in the operating agreement) and then only by a vote of at least two-thirds of the votes entitled to be cast in the election of directors;

  •
  requiring advance notice for holders of our shares to nominate candidates for election to our board of directors or to propose matters to be considered by holders of our shares at a meeting of holders of our shares;

  •
  our ability to issue additional securities, including, but not limited to, preferred shares, without approval by holders of our shares;

  •
  a prohibition on any person directly or indirectly owning more than 9.8% in value or number of our shares, whichever is more restrictive;

  •
  the ability of our board of directors to amend the operating agreement without approval of the holders of our shares except under certain specified circumstances; and

  •
  limitations on the ability of holders of our shares to call special meetings of holders of our shares or to act by written consent.

        These provisions, as well as other provisions in the operating agreement, may delay, defer or prevent a transaction or a change in control that might otherwise result in holders of our shares obtaining a takeover premium for their shares.

        Certain provisions of the Management Agreement also could make it more difficult for third parties to acquire control of us by various means, including limitations on our right to terminate the Management Agreement and a requirement that, under certain circumstances, we make a substantial payment to the Manager in the event of a termination.

We may issue additional debt and equity securities which are senior to our common shares as to distributions and upon our dissolution, which could materially adversely affect the market price of our shares.

        In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financings that are secured by all or some of our assets, or issuing debt or equity securities, which could include issuances of secured liquidity notes, medium-term notes, senior notes, subordinated notes or preferred and common shares. In the event of our dissolution, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to holders of our common or preferred shares. Any preferred shares may have a preference over our common shares with respect to distributions and upon dissolution, which could further limit our ability to make distributions to holders of our common shares. Because our decision to incur debt and issue shares in any future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or our future debt and equity financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Accordingly, holders of our shares and of any securities we may issue whose value is linked to the value of our shares will bear the risk of our future offerings reducing the value of their shares or any such other securities and diluting their interest in us. In addition, we can change our leverage strategy and investment policies from time to time without approval of holders of any of our shares, which could adversely affect the market price of our shares.

An increase in market interest rates may have an adverse effect on the market price of our shares.

        One of the factors that investors may consider in deciding whether to buy or sell our shares is the distributions we make to holders of our shares as a percentage of our share price relative to market interest rates. If the market price of our shares is based primarily on the earnings and the return that we derive from our investments and our related distributions to holders of our shares, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions will likely affect the market price of our shares. For instance, if market rates rise without an increase in the distribution rate on our shares, the market price of our shares could decrease as potential investors may invest in alternative securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting cash flow and our ability to service our indebtedness and pay distributions to holders of our shares and may also adversely impact the value of our investment portfolio.

Our board of directors has broad authority to change many of the terms of our shares without the approval of holders of our shares.

        Our operating agreement gives our board of directors broad authority to effect amendments to the provisions of our operating agreement that could change many of the terms of our shares without the consent of holders of our shares. As a result, our board of directors may, without the approval of holders of our shares, make changes to many of the terms of our shares that are adverse to the holders of our shares.

While we intend to make regular cash distributions to holders of our common shares, our board of directors has full authority and discretion over distributions on our shares and it may decide to reduce or eliminate distributions at any time, which may adversely affect the market price for our shares and any other securities we may issue.

        Although we currently intend to pursue a policy of paying regular cash distributions on our common shares, our board of directors has full authority and discretion to determine whether or not a distribution will be declared and paid, and the amount and timing of any distribution that may be paid, to holders of our common shares and (unless otherwise provided by our board of directors if and when it establishes the terms of any new class or series of our shares) any other class or series of shares we may issue in the future. Our board of directors may, based on its review of our financial condition, liquidity, results of operations and other factors it deems relevant, determine to reduce or eliminate distributions on our common shares and (unless otherwise so provided by our board of directors) any other class or series of shares we may issue in the future, which may have a material adverse effect on the market price of our common shares, any such other shares and any other securities we may issue. In addition, in computing U.S. federal income tax liability for a taxable year, each holder of our shares will be required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with such holder's taxable year, regardless of whether such holder has received any distributions. As a result, it is possible that a holder's U.S. federal income tax liability with respect to its allocable share of these items in a particular taxable year could exceed the cash distributions received by such holder.

        In addition, as discussed above under "—Risks Related to our Organization and Structure—The terms of our indebtedness may restrict our ability to make future distributions and impose limitations on our current and future operations," our credit facility includes covenants that could restrict our ability to make distributions on, and to redeem or repurchase, our shares, including a prohibition on distributions on, and redemptions and repurchases of, our shares if an event of default, or certain events that with notice or passage of time or both would constitute an event of default, under the credit facility occur and a requirement that we maintain a specified minimum level of consolidated tangible net worth.

Risks Related to Our Management and Our Relationship with Our Manager

We are highly dependent on our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement.

        We have no employees. Our Manager, and its officers and employees, allocate a portion of their time to businesses and activities that are not related to, or affiliated with, us and, accordingly, do not spend all of their time managing our activities and our investment portfolio. We expect that the portion of our Manager's time that is allocated to other businesses and activities will increase in the future as our Manager and KKR expand their investment focus to include additional investment vehicles, including vehicles which compete more directly with us, which time allocations may be material. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation and execution of our business and investment strategies and our risk management practices. We are also subject to the risk that our Manager will terminate the Management Agreement and that no suitable replacement will be found. We believe that our success depends to a significant extent upon the experience of our Manager's executive officers, whose continued service is not guaranteed.

The departure of any of the senior management and investment professionals of our Manager or the loss of our access to KKR's senior management and investment professionals may adversely affect our ability to achieve our investment objectives.

        We depend on the diligence, skill and network of business contacts of the senior management and investment professionals of our Manager. We also depend on our Manager's access to the investment professionals and senior management of KKR and the information and deal flow generated by the KKR investment professionals and senior management during the normal course of their investment and portfolio management activities. The senior management and the investment professionals of our Manager evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of the senior management team and investment professionals of our Manager. The departure of any of the senior management or investment professionals of our Manager, or of a significant number of the investment professionals or senior management of KKR, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that our Manager will remain our Manager or that we will continue to have access to KKR's investment professionals or senior management or KKR's information and deal flow.

If our Manager ceases to be our manager pursuant to the Management Agreement, financial institutions providing our credit facilities may not provide future financing to us.

        The financial institutions that finance our investments pursuant to our repurchase agreements, warehouse facilities and our revolving credit facility may require that our Manager continue to manage our operations pursuant to the Management Agreement as a condition to making continued advances to us under these credit facilities. Additionally, if our Manager ceases to be our manager, each of these financial institutions under these credit facilities may terminate their facility and their obligation to advance funds to us in order to finance our current and future investments. If our Manager ceases to be our manager for any reason and we are not able to continue to obtain financing under these or suitable replacement credit facilities, our growth may be limited or we may be forced to sell our investments at a loss.

Our Manager has limited experience in managing a specialty finance company, and our investment focus differs from those of most other KKR funds.

        Even though our Manager is affiliated with KKR, our investment focus as a specialty finance company differs from that of other entities that are or have been managed by KKR investment professionals. In particular, no entity managed by KKR has executed a business strategy that focuses primarily on investing in debt and debt-like instruments. Our investors are not acquiring an interest in any of KKR's private equity funds and the returns that are realized by our investors may be materially different than the returns realized by investors in KKR's private equity funds.

Our board of directors has approved very broad Investment Guidelines for our Manager and does not approve individual investment decisions made by our Manager except in limited circumstances.

        Our Manager is authorized to follow very broad Investment Guidelines and, as described above, in connection with the conversion transaction, these Investment Guidelines were revised to provide even greater latitude to our Manager with respect to certain matters relating to transactions with our affiliates. Our directors periodically review and approve our Investment Guidelines. Our board of directors does not approve any individual investments, other than approving a limited set of transactions with affiliates that require the pre-approval of the Affiliated Transactions Committee of our board of directors. Furthermore, transactions entered into by our Manager may be difficult or impossible to terminate or unwind. Our Manager has material latitude within the broad parameters of the Investment Policies in determining the types of assets it may decide are proper investments for us.

The incentive fee provided for under the Management Agreement may induce our Manager to make certain investments, including speculative investments.

        The management compensation structure to which we have agreed with our Manager may cause our Manager to invest in high risk investments or take other risks. In addition to its base management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of specified levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, the Compensation Committee of our board of directors may make grants of options and restricted shares to our Manager in the future and the factors considered by the Compensation Committee in making these grants may include performance-related factors which may also induce our Manager to make investments that are riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

There are various potential conflicts of interest in our relationship with our Manager and its affiliates, including KKR, which could result in decisions that are not in the best interests of holders of our shares.

        We are subject to potential conflicts of interest arising out of our relationship with our Manager and its affiliates. As of February 1, 2008, our Manager and its affiliates collectively owned approximately 12.3% of our outstanding common shares on a fully diluted basis. Saturnino S. Fanlo, our chief executive officer, and David A. Netjes, our chief operating officer, also serve in those capacities for our Manager and as of February 1, 2008 beneficially owned approximately 1.7% and 1.3% of our outstanding common shares on a fully diluted basis, respectively. In addition, as of February 1, 2008 our chairman, Paul M. Hazen, who serves as a member of our Manager's investment committee, and one of our directors, Scott C. Nuttall, who serves as a member of our Manager's investment committee and is an executive at KKR, beneficially owned approximately 0.9% and 0.7% of our outstanding common shares on a fully diluted basis, respectively. For purposes of computing the percentage of shares of our outstanding common shares beneficially owned as of February 1, 2008 by any person or persons on a fully diluted basis, we define beneficial ownership to include securities actually owned by a person or persons and securities over which that person or persons have or share voting or dispositive control, and we have based that calculation on our common shares and options to purchase our common shares outstanding as of February 1, 2008 and have assumed the exercise of all options to purchase our common shares beneficially owned by such person or persons, as the case may be. In addition, as of February 1, 2008, KKR and Messrs. Fanlo and Netjes owned 65%, 21% and 14%, respectively, of KKR Financial LLC, the parent of our Manager. Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. The management agreement provides that our Manager, its members, managers, officers and employees will not be liable to us, any subsidiary of ours, our directors, holders of our shares or any subsidiary's shareholders for acts or omissions pursuant to or in accordance with the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. Pursuant to the management agreement, we have agreed to indemnify our Manager and its members, managers, officers and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Affiliates of our Manager and KKR compete with us and there may be conflicts arising from allocation of investment opportunities.

        Our management agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities. While the management agreement generally restricts our Manager and its affiliates from raising, sponsoring or advising any new investment fund, company or other entity, including a REIT, that invests primarily in domestic mortgage-backed securities, this restriction is of significantly less significance now that the Restructuring Transaction has been completed, as we have not elected to be taxed as a REIT for U.S. federal income tax purposes and therefore will not be limited to investing in assets that would be qualifying assets for a REIT under the Code. In addition, the management agreement provides that, for purposes of the foregoing limitation, any portfolio company of any private equity fund controlled by KKR shall not be deemed to be an affiliate of our Manager. As a result, our Manager and its affiliates, including KKR, currently are engaged in and may in the future engage in management or investment opportunities that have overlapping objectives with us. In particular, affiliates of our Manager currently manage a separate investment fund that invests in the same non-mortgage-backed securities investments that we invest in, including other fixed income investments and KKR private equity investments. With respect to this entity and any other competing entities established in the future, our Manager and its affiliates will face conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our Manager, and there is no guarantee that this allocation would be made in the best interests of holders of our shares or any other securities we may issue.

Certain of our investments may create a conflict of interest with KKR and other affiliates.

        Subject to complying with our Investment Policies, a core element of our business strategy is that our Manager will at times cause us to invest in corporate leveraged loans, high-yield securities and equity securities of companies affiliated with KKR, provided that such investments meet our requirements. To the extent KKR is the owner of a majority of the outstanding equity securities of such companies, KKR may have the ability to elect all of the members of the board of directors of a company we invest in and thereby control its policies and operations, including the appointment of management, future issuances of shares or other securities, the payments of dividends, if any, on its shares, the incurrence of debt by it, amendments to its certificate of incorporation and bylaws and entering into extraordinary transactions, and KKR's interests may not in all cases be aligned with the interests of the holders of the securities which we own. In addition, KKR may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of indebtedness. For example, KKR could cause a company in which we invest to make acquisitions that increase its indebtedness or to sell revenue generating assets. In addition, with respect to companies in which we have an equity investment, to the extent that KKR is the controlling shareholder it may be able to determine the outcome of all matters requiring shareholder approval and will generally be able to cause or prevent a change of control of a company we invest in or a change in the composition of its board of directors and could preclude any unsolicited acquisition of that company regardless as to whether we agree with such determination. So long as KKR continues to own a significant amount of the voting power of a company we invest in, even if such amount is less than 50%, it will continue to influence strongly, or effectively control, that company's decisions. Our interests with respect to the management, investment decisions, or operations of those companies may at times be in conflict with those of KKR. In addition, to the extent that affiliates of our Manager or KKR invest in companies in which we have an investment, similar conflicts between our interests and theirs may arise.

We compete with other investment entities affiliated with KKR for access to KKR's investment professionals.

        KKR and its affiliates manage several private equity funds, and we believe that KKR and its affiliates will establish and manage other investment entities in the future. Certain of these investment entities have, and any newly created entities may have, an investment focus similar to our focus, and as a result we compete with those entities and will compete with any such newly created entities for access to the benefits that our relationship with KKR provides to us. Since our formation, we have entered into several private equity investments pursuant to which we have co-invested alongside KKR private equity funds. Our ability to continue to engage in these types of opportunities in the future depends, to a significant extent, on the contractual obligations that KKR has to the limited partners of its private equity funds with respect to co-investment opportunities as well as on competing demands for these investment opportunities by other investment entities established by KKR and its affiliates. To the extent that we and other KKR affiliated entities or related parties compete for investment opportunities, there can be no assurances that we will get the best of those opportunities or that the performance of the investments allocated to us, even within the same asset classes, will perform as favorably as those allocated to others.

Termination by us of the management agreement with our Manager is difficult and costly.

        The management agreement expires on December 31 of each year, but is automatically renewed for a one-year term on each December 31 unless terminated upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (i) unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination under this clause (ii) by accepting a mutually acceptable reduction of management fees. Our Manager must be provided with 180 days' prior written notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions would result in substantial cost to us if we terminate the management agreement, thereby adversely affecting our ability to terminate our Manager.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

        We, directly or through our Manager, may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. Our relationship with KKR could create a conflict of interest to the extent our Manager becomes aware of inside information concerning investments or potential investment targets. We have implemented compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on our behalf. We cannot assure you, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our results of operations. Conversely, we may pursue investments without obtaining access to confidential information otherwise in the possession of KKR or one of its affiliates, which information, if reviewed, might otherwise impact our judgment with respect to such investments.

Our Manager's liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.

        Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager and its members, managers, officers and employees will not be liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary's shareholders for acts or omissions pursuant to or performed in accordance with the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. Pursuant to the management agreement, we have agreed to indemnify our Manager and its members, managers, officers and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Tax Risks

If we fail to satisfy the "qualifying income exception," all of our income will be subject to an entity-level tax, which could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of our shares and any other securities we may issue.

        We intend to continue to operate so as to qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. In general, if a partnership is "publicly traded" (as defined in the Code), it will be treated as a corporation for U.S. federal income purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the "conduct of a financial or insurance business" nor based, directly or indirectly, upon "income or profits" of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

        If we fail to satisfy the "qualifying income exception" described above, items of income, gain, loss, deduction and credit would not pass through to holders of our shares and such holders would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of our shares and any other securities we may issue.

We could incur a significant tax liability if the IRS successfully asserts that the "anti-stapling" rules apply to our investments in the REIT Subsidiary, KFH II and certain of our foreign CDO issuers, which could result in a reduction in cash flow and after-tax return for holders of shares and thus could result in a reduction of the value of those shares.

        If we were subject to the "anti-stapling" rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning (i) more than 50% of the value of both a domestic corporate subsidiary and a foreign corporate subsidiary (such as a foreign CDO issuer), or (ii) more than 50% of both a REIT and a domestic or foreign corporate subsidiary. If the "anti-stapling" rules applied, our foreign corporate subsidiaries, including foreign CDO issuers that are treated as corporations for U.S. federal income tax purposes, would be treated as domestic corporations, which would cause those entities to be subject to U.S. federal corporate income taxation, and the REIT Subsidiary, KFH II and the foreign CDO issuers would be treated as a single entity for purposes of the REIT qualification requirements, which likely would result in the REIT Subsidiary and KFH II failing to qualify as REITs and being subject to U.S. federal corporate income taxation. Because we own, or are treated as owning, a substantial proportion of our assets directly for U.S. federal income tax purposes, we do not believe that the "anti-stapling" rules will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of shares and thus could result in a reduction of the value of those shares.

Because we are not taxed as a REIT, we are not subject to the same distribution requirements to which our predecessor, the REIT Subsidiary, was subject and therefore we may distribute a lower percentage of our taxable income to the holders of our shares.

        As a REIT, the REIT Subsidiary was required to distribute at least 90% of its taxable income (subject to certain adjustments) to its shareholders each year in order to maintain its status as a REIT. Because we are not taxed as a REIT, we are not subject to the 90% distribution requirement and our board of directors may therefore determine to distribute a smaller amount of any taxable income we generate to holders of our shares than we would be required to distribute if we were taxed as a REIT.

Holders of our shares will be subject to U.S. federal income tax on their share of our taxable income, regardless of whether or when they receive any cash distributions from us, and may recognize income in excess of our cash distributions.

        We intend to continue to operate so as to qualify, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to U.S. federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign CDO issuers and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. In addition, we may engage in other transactions, such as the sale of all or part of the common shares of the REIT Subsidiary and KFH II and the sale of all or part of the assets of the REIT Subsidiary and KFH II, as part of our strategy of allocating more capital to non-real estate-related investments. Furthermore, in the event that we sell part or all of the common stock of the REIT Subsidiary and recognize a taxable gain, holders of our common shares who exchanged their the REIT Subsidiary common stock for our common shares in the Restructuring Transaction will recognize part or all, respectively, of any such taxable gain that was deferred at the time of the Restructuring Transaction without a corresponding distribution of cash from us. Consequently, in some taxable years, holders of our common shares may recognize taxable income in excess of our cash distributions, and in some circumstances, may not receive cash distributions equal to their tax liability attributable to their allocation of our taxable income.

The ability of holders of our shares to deduct certain expenses incurred by us may be limited.

        In general, expenses incurred by us that are considered "miscellaneous itemized deductions" may be deducted by a holder of our shares that is an individual, estate or trust only to the extent that such holder's allocable share of those expenses, along with the holder's other miscellaneous itemized deductions, exceed, in the aggregate, 2% of such holder's adjusted gross income. In addition, these expenses are also not deductible in determining the alternative minimum tax liability of a holder. There are also limitations on the deductibility of itemized deductions by individuals whose adjusted gross income exceeds a specified amount, adjusted annually for inflation. We anticipate that management fees that we pay to our Manager and certain other expenses incurred by us will constitute miscellaneous itemized deductions. A holder's inability to deduct all or a portion of such expenses could result in an amount of taxable income to such holder with respect to us that exceeds the amount of cash actually distributed to such holder for the year.

Holders of our shares may recognize a greater taxable gain (or a smaller tax loss) on a disposition of our shares than expected because of the treatment of debt under the partnership tax accounting rules.

        We will incur debt for a variety of reasons, including for acquisitions as well as other purposes. Under partnership tax accounting principles (which apply to us), our debt is generally allocable to holders of our shares, who will realize the benefit of including their allocable share of the debt in the tax basis of their shares. The tax basis in our shares will be adjusted for, among other things, distributions of cash and allocations of our losses, if any. At the time a holder of our shares later sells its shares, the holder's amount realized on the sale will include not only the sales price of the shares but also will include such holder's portion of debt allocable to those shares (which is treated as proceeds from the sale of those shares). Depending on the nature of our activities after having incurred the debt, and the utilization of the borrowed funds, a later sale of our shares could result in a larger taxable gain (or a smaller tax loss) than anticipated.

Tax-exempt holders of our shares will likely recognize significant amounts of "unrelated business taxable income," the amount of which may be material.

        An organization that is otherwise exempt from U.S. federal income tax is nonetheless subject to taxation with respect to its "unrelated business taxable income" ("UBTI"). Because we have incurred "acquisition indebtedness" with respect to certain equity and debt securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded for U.S. federal income tax purposes), a proportionate share of a holder's income from us with respect to such securities will be treated as UBTI. Accordingly, tax-exempt holders of our shares will likely recognize significant amounts of UBTI. For certain types of tax-exempt entities, the receipt of any UBTI might have extremely adverse consequences. For example, for a charitable remainder trust, the receipt of any such taxable income during a taxable year results in the taxation of all of the trust's income from all sources for such year. Tax-exempt holders of our shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our shares.

There can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to non-U.S. holders of our shares.

        While it is expected that our method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders of our shares, there can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to such non-U.S. holders. To the extent our income is treated as effectively connected income, non-U.S. holders generally would be required to (i) file a U.S. federal income tax return for such year reporting their allocable portion, if any, of our income or loss effectively connected with such trade or business and (ii) pay U.S. federal income tax at regular U.S. tax rates on any such income. Non-U.S. holders that are corporations also would be required to pay branch profits tax at a 30% rate (or lower rate provided by applicable treaty).

Although we anticipate that our foreign corporate subsidiaries will not be subject to U.S. federal income tax on a net basis, no assurance can be given that such subsidiaries will not be subject to U.S. federal income tax on a net basis in any given taxable year.

        We anticipate that our foreign corporate subsidiaries, including our foreign CDO issuers that are taxed as corporations for U.S. federal income tax purposes, will generally continue to conduct their activities in such a way as not to be deemed to be engaged in a U.S. trade or business and not to be subject to U.S. federal income tax. There can be no assurance, however, that our foreign corporate subsidiaries will not pursue investments or engage in activities that may cause them to be engaged in a U.S. trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign corporate subsidiaries would not become subject to U.S. federal income tax. Further, there can be no assurance that unanticipated activities of our foreign subsidiaries would not cause such subsidiaries to become subject to U.S. federal income tax. If any of our foreign corporate subsidiaries became subject to U.S. federal income tax (including the U.S. branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares and any other securities we may issue. Our foreign corporate subsidiaries are generally not expected to be subject to U.S. federal income tax on a net basis, and such subsidiaries may receive income that is subject to withholding taxes imposed by the United States or other countries.

Certain of our investments may subject us to U.S. federal income tax and could have negative tax consequences for our shareholders.

        A portion of our distributions likely will constitute "excess inclusion income." Excess inclusion income is generated by residual interests in Real Estate Mortgage Investment Conduits ("REMICs") and taxable mortgage pool arrangements owned by REITs. We own through a disregarded entity a small number of REMIC residual interests. In addition, KFH II has entered into financing arrangements that may be treated as taxable mortgage pools. We will be taxable at the highest corporate income tax rate on any excess inclusion income from a REMIC residual interest that is allocable to the percentage of our shares held in record name by disqualified organizations. Although the law is not clear, we may also be subject to that tax if the excess inclusion income arises from a taxable mortgage pool arrangement owned by a REIT in which we invest. Disqualified organizations are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income (including certain state pension plans and charitable remainder trusts). They are permitted to own our shares. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with our ownership of REMIC residual interests and with the classification of any of our REIT subsidiaries or a portion of the assets of any of our REIT subsidiaries as a taxable mortgage pool. A regulated investment company or other pass-through entity owning our shares may also be subject to tax at the highest corporate rate on any excess inclusion income allocated to their record name owners that are disqualified organizations. Nominees who hold our shares on behalf of disqualified organizations also potentially may be subject to this tax.

        Excess inclusion income cannot be offset by losses of our shareholders. If the shareholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the shareholder is a foreign person, it would be subject to U.S. federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Dividends paid by, or certain income inclusions derived with respect to, our ownership of, foreign corporate subsidiaries, the REIT Subsidiary and KFH II will not qualify for the reduced tax rates generally applicable to corporate dividends paid to taxpayers taxed at individual rates.

        Tax legislation enacted in 2003 and 2006 reduced the maximum U.S. federal income tax rate on certain corporate dividends payable to taxpayers taxed at individual rates to 15% through 2010. Dividends payable by, or certain income inclusions derived with respect to the ownership of, passive foreign investment companies ("PFICs"), certain controlled foreign corporations ("CFCs"), and REITs, however, are generally not eligible for the reduced rates. We have treated and intend to continue to treat our foreign corporate subsidiaries, including our foreign CDO issuers taxed as corporations for U.S. federal income tax purposes, as the type of CFCs whose income inclusions are not eligible for lower tax rates on dividend income. Although this legislation does not generally change the taxation of our foreign corporate subsidiaries and REITs, the more favorable rates applicable to regular corporate dividends could cause investors taxed at individual rates to perceive investments in PFICs, CFCs or REITs, or in companies such as us, a substantial portion of whose holdings are in foreign corporations and REITs, to be relatively less attractive than holdings in the stocks of non-CFC, non-PFIC and non-REIT corporations that pay dividends, which could adversely affect the value of our shares and any other securities we may issue.

Ownership limitations in the operating agreement that apply so long as we own an interest in a REIT, such as the REIT Subsidiary and KFH II, may restrict a change of control in which our holders might receive a premium for their shares.

        In order for the REIT Subsidiary and KFH II to continue to qualify as REITs, no more than 50% in value of their outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year and their shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. We intend for the REIT Subsidiary and KFH II to be owned, directly or indirectly, by us and by holders of the preferred shares issued by the REIT Subsidiary and KFH II. In order to preserve the REIT status of the REIT Subsidiary, KFH II and any future REIT subsidiary, the operating agreement generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of our shares, whichever is more restrictive. This restriction may be terminated by our board of directors if it determines that it is no longer in our best interests for the REIT Subsidiary, KFH II or any other REIT subsidiary to continue to qualify as a REIT under the Code or that compliance with those restrictions is no longer required, and our board of directors may also, in its sole discretion, exempt a person from this restriction.

        The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The failure of the REIT Subsidiary and KFH II to qualify as REITs would generally cause them to be subject to U.S. federal income tax on their taxable income, which could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a reduction of the value of those shares and any other securities we may issue.

        We intend that the REIT Subsidiary and KFH II will continue to operate in a manner so as to qualify to be taxed as REITs for U.S. federal income tax purposes. No ruling from the IRS, however, has been or will be sought with regard to the treatment of the REIT Subsidiary or KFH II as REITs for U.S. federal income tax purposes, and their ability to qualify as REITs depends on their satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Accordingly, no assurance can be given that the REIT Subsidiary and KFH II will satisfy such requirements for any particular taxable year. If the REIT Subsidiary and KFH II were to fail to qualify as REITs in any taxable year, they would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on their net taxable income at regular corporate rates, and distributions would not be deductible by them in computing its taxable income. Any such corporate tax liability could be substantial and could materially reduce the amount of cash available for distribution to us, which in turn would materially reduce the amount of cash available for distribution to holders of our shares and could have an adverse impact on the value of those shares and any other securities we may issue. Unless entitled to relief under certain Code provisions, the REIT Subsidiary and KFH II also would be disqualified from taxation as a REIT for the four taxable years following the year during which they ceased to qualify as REITs.

Complying with certain tax-related requirements may cause us and our two REIT subsidiaries, the REIT Subsidiary and KFH II, to forego otherwise attractive business or investment opportunities.

        To be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must satisfy the qualifying income exception, which requires that at least 90% of our gross income each taxable year consist of interest, dividends, capital gains and other types of "qualifying income." Interest income will not be qualifying income for the qualifying income exception if it is derived from "the conduct of a financial or insurance business." This requirement limits our ability to originate loans or acquire loans originated by our Manager and its affiliates. In addition, we intend to operate so as to avoid generating a significant amount of income that is treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders. In order to comply with these requirements, we (or our subsidiaries) may be required to invest through foreign or domestic corporations or forego attractive business or investment opportunities. Thus, compliance with these requirements may adversely affect our return on our investments and results of operations.

        In addition, to qualify as a REIT for U.S. federal income tax purposes, our REIT subsidiaries must continually satisfy tests concerning, among other things, the sources of their income, the nature and diversification of their assets, the amounts they distribute to their stockholders and the ownership of their stock. In order to meet these tests, our REIT subsidiaries may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may adversely affect our REIT subsidiaries return on their investments and results of operations.

The IRS Schedules K-1 we will provide will be significantly more complicated than the IRS Forms 1099 provided by REITs and regular corporations, and holders of our shares may be required to request an extension of the time to file their tax returns.

        Holders of our shares are required to take into account their allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with their taxable year. We will use reasonable efforts to furnish holders of our shares with tax information (including IRS Schedule K-1) as promptly as possible, which describes their allocable share of such items for our preceding taxable year. However, we may not be able to provide holders of our shares with tax information on a timely basis. Because holders of our shares will be required to report their allocable share of each item of our income, gain, loss, deduction, and credit on their tax returns, tax reporting for holders of our shares will be significantly more complicated than for shareholders in a REIT or a regular corporation. In addition, delivery of this information to holders of our shares will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from an investment in which we hold an interest. It is therefore possible that, in any taxable year, holders of our shares will need to apply for extensions of time to file their tax returns.

Our structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available, and which is subject to potential change, possibly on a retroactive basis. Any such change could result in adverse consequences to the holders of our shares and any other securities we may issue.

        The U.S. federal income tax treatment of holders of our shares depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The U.S. federal income tax rules are constantly under review by the IRS, resulting in revised interpretations of established concepts. The IRS pays close attention to the proper application of tax laws to partnerships and investments in foreign entities. The present U.S. federal income tax treatment of an investment in our shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. We and holders of our shares could be adversely affected by any such change in, or any new tax law, regulation or interpretation. Our operating agreement permits our board of directors to modify (subject to certain exceptions) the operating agreement from time to time, without the consent of the holders of our shares. These modifications may address, among other things, certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of our shares and of other securities we may issue. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders of our shares in a manner that reflects their distributive share of our items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or U.S. Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of our shares and of any securities we may issue.

Proposed tax legislation, if enacted, could limit our ability conduct investment management or advisory or other activities in the future.

        Proposed tax legislation has been introduced in Congress that is intended to prevent publicly traded partnerships from conducting investment management or advisory activities without the imposition of corporate income tax. One version of this proposed legislation would prevent a publicly traded partnership from qualifying as a partnership for U.S. federal income tax purposes if it conducts such activities either directly or indirectly through any entity in which it owns an interest. Other versions of the legislation would mandate that any income from investment management or advisory activities be treated as non-qualifying income under the 90% qualifying income exception for publicly traded partnerships, which, in turn, would limit the amount of such income that a publicly traded partnership could derive other than through corporate subsidiaries. It is unclear which version of the legislation, if any, ultimately will be enacted. It also is uncertain whether such legislation, if enacted, would apply retroactively to dates specified in the original proposals or prospectively only. We do not currently engage in investment management or advisory activities either directly or indirectly through an entity in which we own an interest. However, if such legislation is enacted, depending on the form it takes, it could limit our ability to engage in investment management and advisory or other activities in the future. You should consult your own tax advisor regarding the likelihood that the proposed legislation will be enacted and, if enacted, the form it is likely to take.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our administrative and principal executive offices are located at 555 California Street, 50th Floor, San Francisco, California 94104 and are leased by our Manager in accordance with the Management Agreement.

Item 3.    LEGAL PROCEEDINGS

        At December 31, 2007, there were no material pending legal proceedings to which we were a party or to which any of our property was subject.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are traded on the New York Stock Exchange ("NYSE") under the symbol "KFN." On February 19, 2008, the closing price of our common shares, as reported on the NYSE, was $14.53. The following table sets forth the high and low sale prices for our common shares for the period indicated as reported on the NYSE:

	Sales Price
Quarter Ended
	High	Low
March 31, 2006	24.25	22.10
June 30, 2006	23.50	20.51
September 30, 2006	25.24	20.96
December 31, 2006	27.43	24.02
March 31, 2007	30.27	25.22
June 30, 2007	28.20	24.83
September 30, 2007	25.64	9.39
December 31, 2007	17.28	13.03

        As of February 19, 2008, we had 116,343,151 issued and outstanding shares of common shares that were held by 28 holders of record. The 28 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common shares.

Distributions

        The actual amount and timing of distributions are at the discretion of our board of directors and may not be in even amounts throughout our fiscal year.

        The following table shows the distributions relating to our 2007 and 2006 fiscal years:

Record Date	Payment Date	Cash Distribution Declared per Common Share
February 15, 2006	February 28, 2006	$0.40
May 17, 2006	May 31, 2006	$0.45
August 16, 2006	August 30, 2006	$0.49
November 16, 2006	November 30, 2006	$0.52
February 15, 2007	February 28, 2007	$0.54
May 17, 2007	May 31, 2007	$0.56
August 16, 2007	August 30, 2007	$0.56
November 15, 2007	November 29, 2007	$0.50
February 15, 2008	February 29, 2008	$0.50

Equity Compensation Plan Information

        The following table summarizes the total number of securities outstanding in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plan not approved by shareholders	1,932,279	$20.00	3,045,229

(1)
The 2007 Share Incentive Plan authorizes a total of 8,214,625 shares that may be used to satisfy awards including restricted shares and share options. As such, the total number of securities remaining available for future issuance is net of 3,179,617 restricted shares already issued and 57,500 common share options already exercised.

Total Return Comparison

        The following graph presents a total return comparison from a $100 investment in our common shares on June 24, 2005 (the date our common shares was listed on the NYSE) to the Standard & Poor's 500 Index ("S&P 500 Index") and Bloomberg Mortgage REIT Index. We obtained this information from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness. The graph assumes that the value of the investment in our common shares and each index was $100 on June 24, 2005, and that all dividends were reinvested. The total return performance shown on the graph is not necessarily indicative of future total return performance.

Total Return Comparison from June 24, 2005 through December 31, 2007

Share Price Performance Graph

	6/24/2005	12/31/2005	12/31/2006	12/31/2007
KKR Financial Holdings LLC	100	101	122	71
S&P 500 Index	100	106	122	130
Bloomberg Mortgage REIT Index	100	85	102	55

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from our audited consolidated financial statements as of December 31, 2007, 2006, 2005 and 2004 and for the years ended December 31, 2007, 2006, 2005 and the period from August 12, 2004 (inception) through December 31, 2004. You should read the selected financial data together with the more detailed information contained in the consolidated financial statements and associated notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from August 12, 2004 (inception) through December 31, 2004
Consolidated Statements of Operations Data:
Net Investment Income:
Total investment income	$620,138	$318,173	$121,754	$6,081
Interest expense	(366,029)	(177,829)	(51,487)	(21)
Interest expense to affiliates	(60,939)	—	—	—
Provision for loan losses	(25,000)	—	—	—

Net investment income	168,170	140,344	70,267	6,060
Other income:
Total other income	107,316	20,753	7,560	(488)
Non-investment expenses:
Related party management compensation	52,535	65,298	50,791	11,222
General, administrative and directors expenses	18,294	12,892	7,991	1,473
Professional services	4,706	4,903	4,121	901

Total non-investment expenses	75,535	83,093	62,903	13,596

Income (loss) from continuing operations before equity in income of unconsolidated affiliate and income tax expense (benefit)	199,951	78,004	14,924	(8,024)
Equity in income of unconsolidated affiliate	12,706	5,722	—	—

Income (loss) from continuing operations before income tax expense (benefit)	212,657	83,726	14,924	(8,024)
Income tax expense (benefit)	256	964	3,144	(228)

Income (loss) from continuing operations	212,401	82,762	11,780	(7,796)
(Loss) income from discontinued operations	(312,606)	52,570	43,301	1,087

Net (loss) income	$(100,205)	$135,332	$55,081	$(6,709)

Net (loss) income per common share:
Basic
Income (loss) per share from continuing operations	$2.36	$1.04	$0.20	$(0.19)

(Loss) income per share from discontinued operations	$(3.47)	$0.66	$0.72	$0.02

Net (loss) income per share	$(1.11)	$1.70	$0.92	$(0.17)

Diluted
Income (loss) per share from continuing operations	$2.34	$1.03	$0.19	$(0.19)

(Loss) income per share from discontinued operations	$(3.45)	$0.65	$0.71	$0.02

Net (loss) income per share	$(1.11)	$1.68	$0.90	$(0.17)

Weighted-average number of common shares outstanding:
Basic	89,953	79,626	60,100	40,539

Diluted	90,640	80,408	61,189	40,539

Distributions declared per common share	$2.16	$1.86	$0.97	$—

(in thousands, except per share data)	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004
Consolidated Balance Sheets Data:
Cash and cash equivalents	$524,080	$5,125	$16,110	$7,219
Restricted cash and cash equivalents	1,063,528	137,992	79,139	1,321
Securities available-for-sale	1,359,541	964,440	611,668	68,569
Loans, net of allowance for loan losses	8,634,208	3,334,260	2,419,019	449,637
Assets of discontinued operations	7,129,106	12,743,069	12,005,433	1,815,831
Total assets	19,046,025	17,565,177	15,290,540	2,347,340
Total borrowings	10,077,292	3,674,273	2,309,856	92,313
Liabilities of discontinued operations	7,012,284	12,090,678	11,266,430	1,494,560
Total liabilities	17,401,486	15,841,746	13,635,394	1,590,592
Total shareholders' equity	1,644,539	1,723,431	1,655,146	756,748
Book value per common share	$14.27	$21.42	$20.59	$18.46

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except where otherwise expressly stated or the context suggests otherwise, the terms "we," "us" and "our" refer to KKR Financial Holdings LLC and its subsidiaries.

Executive Overview

        We are a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. We invest in financial assets primarily consisting of corporate loans and securities, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable and non-marketable equity securities, and credit default and total rate of return swaps. We also make opportunistic investments in other asset classes from time to time. We invest in both cash and derivative instruments.

        Our objective is to provide competitive returns to our investors through a combination of distributions and capital appreciation. As part of our investment strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns, subject to maintaining our exemption from regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act").

        Our income is generated primarily from (i) net interest income and dividend income, (ii) realized and unrealized gains and losses on our derivatives that are not accounted for as hedges, (iii) realized gains and losses from the sales of investments, (iv) realized and unrealized gains and losses on securities sold, not yet purchased, and (v) fee income.

        We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp. (the "REIT Subsidiary"), a Maryland corporation. The REIT Subsidiary was originally incorporated in the State of Maryland on July 7, 2004 and elected to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

        The REIT Subsidiary completed its initial private placement of shares of its common stock in August 2004, and completed its initial public offering of shares of its common stock in June 2005. On June 23, 2005, we effected a reverse stock split of our common stock at a ratio of one share of common stock for every two shares of common stock then outstanding. The accompanying consolidated financial statements have been adjusted to give effect to the reverse stock split for all periods presented. On May 4, 2007, we completed a restructuring transaction (the "Restructuring Transaction"), pursuant to which the REIT Subsidiary became our subsidiary and each outstanding share of the REIT Subsidiary's common stock was converted into one of our common shares, which are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". Although we have not elected to be treated as a REIT for U.S. federal income tax purposes, we intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes.

        We are managed by KKR Financial Advisors LLC (our "Manager") pursuant to a management agreement (the "Management Agreement"). The Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

  Impact of Credit Market Events

  Overview

        The credit markets were operating in a generally favorable business environment during the first half of 2007 as was evidenced by liquid markets with active investors, low inflation, tightening credit spreads, low corporate interest rates and strong consumer confidence. The second half of 2007 was characterized by a global credit crisis that created extremely difficult market conditions. During the third quarter of 2007, the capital markets began experiencing significant disruptions that were initially related to the residential mortgage market. This was primarily triggered by deterioration in the U.S. subprime residential mortgage asset class and unprecedented weakening in the U.S. housing market. The impact on the credit markets was particularly evident in the asset-backed commercial paper market which was negatively impacted as investors significantly reduced and to a certain extent no longer invested in commercial paper backed by structured financial instruments, including residential mortgage investments. The disruptions in the asset-backed commercial paper market were exacerbated by the fact that commercial banks and investment banks materially curtailed or discontinued providing their customers with financing for residential mortgage investments. The secondary impact of the lack of financing and liquidity for residential mortgage investments was that market values of residential mortgage investments decreased materially because traditional buyers were unable to obtain financing.

        During the third quarter of 2007, dislocations also began to occur beyond the residential mortgage market and resulted in a worsening global credit crisis across most fixed income categories. While credit spreads of fixed income products generally tightened during the first half of 2007 due to the favorable business environment, the second half of 2007 witnessed increased volatility, significantly reduced liquidity, unprecedented spread widening and a flight to quality by investors and other market participants.

        The market conditions that occurred during the second half of 2007 have continued subsequent to year end.

        In response to the aforementioned market disruptions, we took several steps to ensure that we had adequate liquidity to respond to the current market environment. Specifically, we executed the following transactions during the third quarter of 2007: (i) we sold $5.2 billion of residential mortgage loans and mortgage-backed securities and recognized a loss of approximately $65.0 million, which was reduced by gains on the termination of related interest rate hedges of approximately $28.6 million, and thereby recognized a net loss of approximately $36.4 million; (ii) we received gross proceeds of $230.4 million through the issuance of 16.0 million common shares at $14.40 to seven unaffiliated institutional investors; (iii) we completed a share rights offering which generated gross proceeds of $270.0 million ($56.6 million received in October 2007 under a backstop agreement with certain principals of KKR through which 3.9 million shares were issued) through the issuance of 18.75 million shares at $14.40 per common share; (iv) we sold $139.6 million of our private equity investments to unaffiliated third parties and recognized a net gain of $51.6 million; and (v) we made the decision to dispose of the REIT Subsidiary, exit the business of investing in residential mortgage investments and recorded charges for discontinued operations totaling $243.7 million. Accordingly, our residential mortgage investment operations and REIT Subsidiary, as well as KKR Financial Holdings II, LLC ("KFH II"), a REIT subsidiary, are reported as discontinued operations for all periods presented herein. Unless otherwise noted, information contained in our Management Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K relates to our continuing operations.

  Residential Mortgage Exposure

        As of December 31, 2007, our exposure to the residential mortgage market consists of approximately $3.6 billion of residential mortgage-backed securities ("RMBS") held by our two asset-backed commercial paper conduits (collectively, the "Facilities") and $337.6 million of RMBS held outside of the Facilities. The $337.6 million of RMBS held outside of the Facilities consists of $300.1 million of RMBS rated investment grade or higher and $37.5 million of RMBS rated below investment grade. Additionally, of the $337.6 million of RMBS held outside of the Facilities, $205.9 million represents interests in residential mortgage securitization trusts that are not structured as qualifying special- purpose entities under accounting principles generally accepted in the United States ("GAAP") and therefore, we consolidate these trusts as we are the primary beneficiary of these entities under GAAP. Accordingly, we report assets totaling $3.5 billion related to these trusts, including our investments totaling $337.6 million, on our consolidated financial statements and report liabilities totaling $3.2 billion for the securities issued by these trusts that we do not hold. We account for both the assets and liabilities at fair value and our net investment in RMBS not held in the Facilities is $337.6 million.

        As previously described under "Overview", the credit market events that occurred during the second half of 2007 had a material adverse impact on the asset-backed commercial paper market. Due to the market events that occurred during the second half of 2007, we replaced the then existing secured liquidity notes (the "SLNs") issued by the Facilities with notes totaling $3.6 billion with approximately 50% of the principal balance due on February 15, 2008 (the "February Maturity Date") and the remaining balance due on March 13, 2008 (the "October Transaction"). On February 15, 2008, we entered into an Extension Amendment Agreement (the "Amendment Agreement") with the holders of the SLNs to allow for further discussions. Pursuant to the Amendment Agreement the February Maturity Date has been extended to March 3, 2008 (the "Extension Period"). The holders of a majority of the SLNs have the right to terminate the Extension Period upon one business day prior written notice. Upon the expiration or termination of the Extension Period without further agreement on modifications to the Facilities, the SLNs that were originally due and payable on the February Maturity Date would become due and payable. In connection with the October Transaction, certain holders of the SLNs agreed to receive an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs. In connection with the Amendment Agreement, certain holders of SLNs have been given the option during the Extension Period to receive an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs. Upon expiration or termination of the Extension Period, the remaining holders of SLNs have the right to receive at their election an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs. Additional extensions to the Extension Period may be entered into with the holders of the SLNs to allow for further discussions regarding the status of the Facilities. There can be no assurance regarding the ultimate outcome of these discussions. Such outcomes may include, among other things, the further extension of the existing Facilities on terms that would induce holders of the SLNs to provide us an opportunity to obtain recovery on some of our previously written-off investment in the Facilities, other modifications of the existing Facilities or the creation of new financing facilities in which we would acquire a participation, the election of the holders of the SLNs to receive in-kind distributions of the mortgage-backed securities serving as collateral for the Facilities or, notwithstanding the non-recourse nature of the SLNs, the assertion of claims by the holders of the SLNs against us. We do not currently believe that any of such outcomes is likely to be material to our business or financial condition.

        During the year ended December 31, 2007, we recorded a charge for discontinued operations of approximately $243.7 million. The components of this charge consist of an approximate $199.9 million investment in the Facilities, a reserve of $36.5 million for contingencies related to the Facilities, and an accrual for legal, accounting, and consulting fees of approximately $7.3 million. The $199.9 million charge for our investment in the Facilities includes the write-off of our investment in the REIT Subsidiary.

        Our exposure to the residential mortgage market does not include any assets that are collateralized or backed by subprime residential mortgage loans. In addition, we do not have any off-balance sheet exposure to residential mortgage assets as we do not hold any investments in off-balance sheet structures such as structured investment vehicles or collateralized debt obligations.

  Corporate Credit Exposure

        Our core continuing business consists of investing in non-investment grade corporate loans, often referred to as leveraged loans, and high yield corporate debt securities. As of December 31, 2007, our investments in corporate loans totaled $8.7 billion and our investments in corporate debt securities totaled $1.3 billion. As of December 31, 2007, all of our investments in corporate loans are classified as held for investment and therefore carried at amortized cost while our investments in corporate debt securities are classified as available-for-sale and therefore carried at estimated fair value with changes in fair value reflected in accumulated other comprehensive (loss) income, a component of shareholders' equity on our consolidated balance sheets.

        As described under "Overview", the deterioration in the credit markets during the latter part of 2007 and early 2008 has led to significant credit spread widening, particularly for non-investment grade investments. As the majority of our investments in corporate loans and corporate debt securities were made prior to the second half of 2007, the effect of this continued credit spread widening attributable to reduced liquidity in the capital markets that began in the third quarter of 2007 has had a material adverse impact on the estimated fair values of the majority of our investments in corporate loans and corporate debt securities. The corporate credit investments we hold have not experienced a material change with respect to the underlying credit quality of the issuers and as of December 31, 2007, none of our investments were delinquent or in default status. We did record an impairment loss for one investment in a corporate debt security totaling $5.9 million during the fourth quarter of 2007 due to what we determined as being an other-than-temporary impairment of this security and we expect to sell this investment during 2008.

        To the extent that the underlying credit performance of the issuers of our investments in corporate loans and corporate debt securities does not materially deteriorate, the impact on our business of credit spread widening and the adverse impact that credit spread widening has on the estimated fair values of our investments has three potentially negative implications. The first is that losses will be realized on any investments that are sold where the current credit spreads are wider than those we are earning on the investments. The second is that declining market values may result in us posting additional collateral under secured borrowing arrangements that contain mark-to-market margin posting requirements. The third is that declines in market values will decrease our book value per share as our corporate debt securities are carried at estimated fair value with changes in estimate fair value included in other comprehensive income (loss), a component of shareholders' equity. As of December 31, 2007, these secured borrowing arrangements primarily consist of borrowings under repurchase agreements and through warehouse facilities, structured as repurchase agreements, as well as through total rate of return swap agreements that are accounted for as derivatives in our consolidated financial statements.

        The current business environment may impact our investment portfolio if reduced economic performance adversely impacts the issuers of loans and securities that we hold investments in. Additionally, the current credit environment may adversely impact our business in 2008 if we are unable to continue to grow our investment portfolio due to a lack of available financing at reasonable terms. Our primary source of financing our investments in corporate loans and corporate debt securities is through issuing securities through securitization transactions referred to as collateralized loan obligation ("CLO") transactions. These transactions are on-balance sheet and the securities issued through these transactions are reflected as debt on our consolidated balance sheets. The current market environment makes it challenging to issue these transactions and our ability to do so may be materially restricted during 2008.

  Cash Distributions to Shareholders

        During 2007, we paid aggregate cash distributions totaling $191.2 million and declared aggregate distributions totaling $205.4 million, including a distribution for the fourth quarter that was declared on February 1, 2008.

  Investment Portfolio

        As of December 31, 2007, our investment portfolio totaled $10.0 billion, representing an increase of 122% from $4.5 billion as of December 31, 2006. As of December 31, 2007, our investment portfolio primarily consisted of corporate loans and corporate debt securities totaling $10.0 billion and marketable equity securities consisting of preferred and common stock totaling $47.8 million. In addition, our investment portfolio included investments in non-marketable equity securities totaling $20.1 million as of December 31, 2007.

  Funding Activities

        We have expanded our sources of funding our investment activities during 2007 through the closing of the following transactions: (i) we closed KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), a $3.5 billion secured financing transaction through which we issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to three private investment funds (collectively, the "KKR Strategic Capital Funds") that are managed by an affiliate of our Manager; (ii) we closed KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), a $1.5 billion secured financing transaction through which we issued $1.2 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.87% and issued $79.0 million of mezzanine notes and $15.1 million of subordinated notes to the KKR Strategic Capital Funds; (iii) we closed Wayzata Funding LLC ("Wayzata") through which we can issue up to $1.6 billion of senior secured notes at a weighted average coupon of three-month LIBOR plus 1.28% and for which we have not issued any senior secured notes as of December 31, 2007; (iv) we closed an €800 million warehouse facility we have not drawn upon; (v) we issued $300.0 million of 7.000% convertible senior notes; and (vi) we issued $72.2 million of junior subordinated notes through a trust formed during the year that issued trust preferred securities with a coupon of three-month LIBOR plus 2.50%.

  Equity Transactions

        During 2007, we consummated a common share offering with proceeds from the transaction totaling $230.4 million and we announced a rights offering of common shares to our common shareholders of up to $270.0 million. In connection with this rights offering, certain principals of KKR agreed to provide a backstop commitment to purchase a certain amount of common shares to the extent the rights offering was not fully subscribed. The rights offering expired on September 19, 2007 with proceeds totaling $270.0 million, including $56.6 million of proceeds received from the backstop commitment on October 2, 2007. The net proceeds received from the common share offering and common share rights offering have been used for general corporate purposes.

Critical Accounting Policies

        Our consolidated financial statements are prepared by management in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. We have reviewed these critical accounting policies with our board of directors and our audit committee.

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

        Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. For corporate loans, unamortized premiums and discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.

        As of December 31, 2007, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $0.8 million and $134.2 million, respectively.

  Fair Value of Financial Instruments

        Effective January 1, 2007, we adopted SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which requires additional disclosures about our assets and liabilities that are measured at fair value.

        As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity for disclosure purposes. Beginning in January 2007, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

    Fair value assets and liabilities that are generally included in this category are mortgage-backed securities and mortgage loans (which are currently reflected as assets of discontinued operations for financial statement purposes) where the mortgage loans on our financial statements consist of mortgage-backed securities where the issuing trust has been consolidated on our consolidated financial statements, certain corporate debt securities, and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

    Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

    Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities, certain derivatives and financial liabilities consisting of asset-backed secured liquidity notes.

        The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

        Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date.

        Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that we and others are wiling to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, we do not require that fair value always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets our best estimate of fair value.

        Assets that are valued using level 3 of the fair value hierarchy primarily consist of certain corporate debt securities and certain over-the-counter ("OTC") derivative contracts. The valuation techniques used for these are described below.

Corporate Debt Securities: Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or movements in underlying credit spreads.

OTC Derivative Contracts: OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, and equity prices. The fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

  Share-Based Compensation

        We account for share-based compensation issued to members of our board of directors and our Manager using the fair value based methodology in accordance with SFAS No. 123(R), Share-based Compensation ("SFAS No. 123(R)"). We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common shares that we issued to members of our board of directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent the awards have not vested. Unvested restricted common shares are valued using observable secondary market prices. Unvested common share options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common share and common share options that we granted to our Manager using the graded vesting attribution method in accordance with SFAS No. 123(R).

        Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the year ended December 31, 2007, share-based compensation totaled $1.9 million. As of December 31, 2007, substantially all of the non-vested restricted common shares issued that are subject to SFAS No. 123(R) are subject to remeasurement. As of December 31, 2007, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.6 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of December 31, 2007, future unamortized share-based compensation totaled $2.3 million, of which $2.0 million, $0.2 million, and $0.1 million will be recognized in 2008, 2009, and beyond, respectively.

  Accounting for Derivative Instruments and Hedging Activities

        We recognize all derivatives on our consolidated balance sheets at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument ("free-standing derivative"). For a fair value hedge, we record changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in current period non-interest income.

        We formally document at inception our hedge relationships, including identification of the hedging instruments and the hedged items, our risk management objectives, strategy for undertaking the hedge transaction and our evaluation of effectiveness of its hedged transactions. Periodically, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted ("SFAS No. 133"), we also formally assesses whether the derivative designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting.

        We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of December 31, 2007, the estimated fair value of our net derivative liabilities totaled $28.0 million.

  Impairments

        We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of December 31, 2007, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $145.7 million, which if not recovered may result in the recognition of future losses. As of December 31, 2007, there was an impairment of $5.9 million which was determined to be other-than-temporary which has been recorded in the consolidated statements of operations.

  Allowance for Loan Losses

        Our allowance for estimated loan losses represents our estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. When determining the adequacy of the allowance for loan losses, we consider historical and industry loss experience, economic conditions and trends, the estimated fair values of our loans, credit quality trends and other factors that we determine are relevant. Additions to the allowance for loan losses are charged to current period earnings through the provision for loan losses. Amounts determined to be uncollectible are charged directly to the allowance for loan losses. Our allowance for loan losses consists of two components, an allocated component and an unallocated component.

        The allocated component of our allowance for loan losses consists of individual loans that are impaired and for which the estimated allowance for loan losses is determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. We consider a loan to be impaired when, based on current information and events, we believe it is probable that we will be unable to collect all amounts due to us based on the contractual terms of the loan. An impaired loan may be left on accrual status during the period we are pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) we believe that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) we determine the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan decreases below our carrying value of such loan. While on non-accrual status, previously recognized accrued interest is reversed and interest income is recognized only upon actual receipt.

        The unallocated component of our allowance for loan losses is determined in accordance with SFAS No. 5, Accounting for Contingencies. This component of the allowance for loan losses represents our estimate of losses inherent, but unidentified, in our portfolio as of the balance sheet date. The unallocated component of the allowance for loan losses is estimated based upon a review of the our loan portfolio's risk characteristics, risk grouping of loans in the portfolio based upon estimated probability of default and severity of loss based on loan type, and consideration of general economic conditions and trends.

        As of December 31, 2007, based on a review of the unallocated component of our allowance for loan losses, we recorded an allowance for loan losses of $25.0 million which we have determined as being adequate for estimated losses inherent in our loan investments as of that date.

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value (i.e., the fair value option). The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

        We adopted SFAS No. 159 as of January 1, 2007 and elected to apply the fair value option for our investments in residential mortgage loans and residential mortgage-backed securities, which are currently reflected as discontinued operations for financial statement purposes. Additionally, we intend to consistently apply the election of the fair value option to any future residential mortgage investments. We have elected the fair value option for our residential mortgage investments for the purpose of enhancing the transparency of our financial condition as fair value is consistent with how we manage the risks of our residential mortgage investments. The transition adjustment to beginning accumulated deficit that was recorded as of January 1, 2007 due to the adoption of SFAS No. 159 was a loss of $55.7 million. The following table presents information about the eligible instruments for which we elected the fair value option and for which transition adjustments were recorded as of January 1, 2007 (amounts in thousands):

	Carrying Value at January 1, 2007	Transition Adjustment to Accumulated Deficit Gain/(Loss)	Carrying Value at January 1, 2007 (After Adoption of SFAS No. 159)
Residential mortgage loans	$5,109,261	$(35,653)	$5,073,608
Allowance for loan losses	(1,500)	1,500	—
Residential mortgage-backed securities(1)	7,536,196	(21,575)	7,536,196

Cumulative effect of the adoption of the fair value option		$(55,728)

(1)
Prior to January 1, 2007, residential mortgage-backed securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for mortgage-backed securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive (loss) income to beginning accumulated deficit.

        In June 2007, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP 07-1"). This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. In May 2007, the FASB issued FSP FIN 46R-7, Application of FIN 46R to Investment Companies ("FSP FIN 46R-7") which amends FIN No. 46 (revised December 2003) to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised audit guide under SOP 07-1. FSP FIN 46R-7 is effective upon adoption of SOP 07-1. In February 2008, the effective date of

SOP 07-1 was indefinitely deferred. We have not determined whether we will be required to apply the provisions of the Guide in presenting our financial statements, if SOP 07-1 is ultimately made effective.

        In August 2007, the FASB released proposed FASB Staff Position APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-a"). If approved for issuance by the FASB, FSP APB 14-a will affect the accounting for our convertible senior notes. This statement would require retrospective application where the initial debt proceeds be allocated between a debt (at a discount) and equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional interest expense. FSP APB 14-a was issued for a 45-day comment period that ended on October 15, 2007, but has not been issued in final form. The FASB began its re-deliberations of the guidance in January 2008 and the ultimate effective date and outcome of such re-deliberations is unknown at this time. We are currently evaluating the impact of adopting FSP APB 14-a.

        In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB 109"). SAB 109 supersedes SAB No. 105, Loan Commitments Accounted for as Derivative Instruments ("SAB 105"), and expresses the current view that, consistent with SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the view that for all written loan commitments that are accounted for at fair value through earnings, internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 is effective prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. In conjunction with the adoption of SFAS No. 57 and SFAS No. 159, SAB 109 generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments. Adoption of SAB 109 did not have a material affect on our consolidated financial statements.

        In December 2007, the SEC issued SAB No. 110, Share Based Payment ("SAB 110"). SAB 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107") in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. SAB 107 indicated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. However, SAB 110 understands that detailed information about employee exercise behavior may not be widely available or currently sufficient to provide a reasonable estimate. As such, SAB 110 allows public companies, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. SAB 110 is effective beginning January 1, 2008. Adoption of SAB 110 is not expected to have a material affect on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). SFAS 141(R) requires (i) recognition of the full fair value of assets acquired and liabilities assumed, (ii) measurement of acquirer shares issued in consideration for a business combination at fair value on the acquisition date, (iii) expensing of most transaction and restructuring costs, and (iv) recognition of earn-out and similar contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings. SFAS 141(R) applies prospectively and is required for business combinations for which the acquisition date is on or after the beginning of an acquirer's first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact of adopting SFAS No. 141(R).

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS No. 160").

SFAS No. 160 recharacterizes minority interests in consolidated subsidiaries as noncontrolling interests to be reported as a component of equity. According to SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. Earnings attributed to the noncontrolling interests are to be reported as part of consolidated earnings and disclosure of the attribution between controlling and noncontrolling interests is required on the face of the consolidated statements of operations. SFAS No. 160 is effective prospectively, except for the presentation and disclosure requirements, for annual periods beginning on or after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact of adopting SFAS No. 160.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

  Summary

        Our net loss for the year ended December 31, 2007 totaled $100.2 million (or $1.11 per diluted share) as compared to net income of $135.3 million (or $1.68 per diluted share) for the year ended December 31, 2006. Income from continuing operations for the year ended December 31, 2007 totaled $212.4 million (or $2.34 per diluted common share) as compared to $82.8 million (or $1.03 per diluted common share) for the year ended December 31, 2006. The increase in income from continuing operations of $129.6 million, or 157%, from 2006 to 2007 is primarily attributable to two factors. The first is the increase in our investment portfolio of 122% from $4.5 billion as of December 31, 2006 to $10.0 billion as of December 31, 2007. The second significant contributing factor is the increase in gains from sales of investments of $84.9 million from $10.6 million for the year ended December 31, 2006 to $95.5 million for the year ended December 31, 2007. Gains from investment sales for the year ended December 31, 2007 include a gain of $51.6 million related to our sale of seven private equity investments, or non-marketable equity securities, during the year.

  Net Investment Income

        The following table presents the components of our net investment income for the years ended December 31, 2007 and 2006:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the year ended December 31, 2007	For the year ended December 31, 2006
Investment Income:
Corporate loans and securities interest income	$567,411	$300,974
Other interest income	37,705	7,846
Common and preferred stock dividend income	3,825	3,656
Net discount accretion	11,197	5,697

Total investment income	620,138	318,173

Interest Expense:
Repurchase agreements	88,073	59,053
Collateralized loan obligation senior secured notes	230,572	95,128
Secured revolving credit facility	9,980	8,395
Secured demand loan	2,102	2,307
Convertible senior notes	9,452	—
Junior subordinated notes	22,869	9,459
Other interest expense	3,526	3,579
Interest rate swaps	(545)	(92)

Total interest expense	(366,029)	(177,829)
Interest expense to affiliates	(60,939)	—
Provision for loan losses	(25,000)	—

Net investment income	$168,170	$140,344

        As presented in the table above, net investment income increased $27.8 million, or 19.8%, from 2006 to 2007. The increase is primarily attributable to the additional investments in our investment portfolio during 2007. As of December 31, 2007, we held $10.0 billion in investments in loans and securities available-for-sale. In comparison, as of December 31, 2006, investments in loans and securities available-for-sale totaled $4.3 billion. Additionally, included in net investment income is an allowance for loan losses of $25.0 million and nil for the years ended December 31, 2007 and 2006, respectively.

        Net investment income in the table above does not include equity in income of unconsolidated affiliate of $12.7 million for the year ended December 31, 2007. Equity in income of unconsolidated affiliate totaled $5.7 million for the year ended December 31, 2006. Equity in income of unconsolidated affiliate reflects our pro rata interest in the net income of a limited partnership that was formed to hold the subordinated interests in three entities formed to execute secured financing transactions in the form of CLOs.

  Other Income

        The following table presents the components of other income for the years ended December 31, 2007 and 2006:

Comparative Other Income Components
(Amounts in thousands)

	For the year ended December 31, 2007	For the year ended December 31, 2006
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaptions	$15	$(92)
Interest rate swaps	843	(58)
Credit default swaps	7,599	(896)
Total rate of return swaps	(10,271)	4,237
Common stock warrants	799	—
Foreign exchange contracts	3	—
Foreign exchange translation	21	1,254

Total realized and unrealized (loss) gain on derivatives and foreign exchange	(991)	4,445
Net realized gain on investments	95,484	10,587
Net realized and unrealized gain on securities sold, not yet purchased	8,662	52
Impairment on securities available-for-sale	(5,946)	—
Other income	10,107	5,669

Total other income	$107,316	$20,753

        As presented in the table above, other income totaled $107.3 million for the year ended December 31, 2007 as compared to $20.8 million for the year ended December 31, 2006. The increase in total other income is primarily attributable to an $84.9 million increase in net gain on investments, of which $51.6 million was related to net realized gains on the sale of seven private equity investments, partially offset by unrealized losses related to total rate of return swaps in 2007.

Non-Investment Expenses

        The following table presents the components of non-investment expenses for the years ended December 31, 2007 and 2006:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the year ended December 31, 2007	For the year ended December 31, 2006
Related party management compensation:
Base management fees	$30,091	$28,835
Incentive fees	17,503	7,844
Share-based compensation	1,344	28,619
Collateral management fees	3,597	—

Related party management compensation	52,535	65,298
Professional services	4,706	4,903
Insurance expense	708	909
Directors expenses	1,398	1,486
General and administrative expenses	16,188	10,497

Total non-investment expenses	$75,535	$83,093

        As presented in the table above, our non-investment expenses decreased by $7.6 million for the year ended December 31, 2007 compared to December 31, 2006. The significant components of non-investment expense are described below.

        Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our "equity" as defined in the Management Agreement. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly "net income," as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of $17.5 million and $7.8 million were earned by the Manager during the years ended December 31, 2007 and 2006, respectively.

        General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. The decrease in non-investment expense is primarily due to a decrease in share-based compensation related to the vesting of restricted common shares granted to our Manager in 2007, partially offset by an increase in incentive fees.

  Income Tax Provision

        For the years ended 2007 and 2006, and prior to the Restructuring Transaction, we elected to be taxed as a REIT and we believed that we complied with the provisions of the Internal Revenue Code of 1986, as amended, (the "Code") with respect thereto. Accordingly, we were not subject to federal income tax to the extent that our distributions to shareholders satisfied the REIT requirements and certain asset, income and ownership tests, and recordkeeping requirements were fulfilled.

        After the Restructuring Transaction, we have no longer elected to be treated as a REIT for U.S. federal income tax purposes; however, we intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. Therefore, we generally are not subject to U.S. federal income tax at the entity-level, but are subject to limited state income taxes. Holders of our shares are required to take into account their allocable share of each item of our income, gain, loss, deduction, and credit for our taxable year end ending within or with their taxable year.

        The REIT Subsidiary elected, and KFH II will elect, to be taxed as a REIT and we believe that they have complied with the provisions of the Code with respect thereto. The REIT Subsidiary and KFH II, presented as discontinued operations for financial statement purposes, are not subject to federal income tax to the extent that they currently distribute their income and satisfy certain asset, income and ownership tests, and recordkeeping requirements.

        In December 2007, we merged KKR TRS Holdings, Inc. ("TRS Inc."), our domestic taxable corporate subsidiary, which was taxed as a regular subchapter C corporation under the provisions of the Code, with KKR Financial Holdings III, LLC ("KFH III"). TRS Inc. held certain investments that would not be REIT qualifying investments if made directly by the REIT subsidiary, and earned income that would not be REIT qualifying income if earned directly by the REIT subsidiary. For the year ended December 31, 2007, TRS Inc. had pre-tax net loss of $0.2 million and the provision for income taxes totaled $0.6 million.

        KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), CLO 2007-1, CLO 2007-A, CLO 2007-4, and CLO 2008-1 are foreign taxable corporate subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and KKR TRS Holdings, Ltd. ("TRS Ltd."), is a foreign taxable corporate subsidiary that was formed to make from time to time, certain foreign investments. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally not subject to federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable corporate subsidiaries, they generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the years ended December 31, 2007 or 2006 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

Year ended December 31, 2006 compared to year ended December 31, 2005

  Summary

        Our net income for the year ended December 31, 2006 totaled $135.3 million (or $1.68 per diluted share) as compared to a net income of $55.1 million (or $0.90 per diluted share) for the year ended December 31, 2005. During the year ended December 31, 2006, our investment portfolio increased by 45% from $3.1 billion as of December 31, 2005 to $4.5 billion as of December 31, 2006.

  Net Investment Income

        The following table presents the components of our net investment income for the years ended December 31, 2006 and 2005:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the year ended December 31, 2006	For the year ended December 31, 2005
Investment Income:
Corporate loans and securities interest income	$300,974	$115,136
Other interest income	7,846	3,335
Common and preferred stock dividend income	3,656	3,421
Net premium/discount (amortization) accretion	5,697	(138)

Total investment income	318,173	121,754

Interest Expense:
Repurchase agreements	59,053	20,740
Collateralized loan obligation senior secured notes	95,128	28,269
Secured revolving credit facility	8,395	245
Secured demand loan	2,307	1,430
Junior subordinated notes	9,459	—
Other interest expense	3,579	803
Interest rate swaps	(92)	—

Total interest expense	(177,829)	(51,487)

Net investment income	$140,344	$70,267

        As presented in the table above, net investment income increased $70.1 million in 2006 compared to 2005. The change from 2006 to 2005 is primarily attributable to the increase in our investment portfolio during 2006. As of December 31, 2006, we held $4.3 billion in investments in loans and securities available-for-sale and had borrowings outstanding totaling $3.7 billion. In comparison, as of December 31, 2005, investments in loans and securities available-for-sale totaled $3.0 billion and borrowings outstanding totaled $2.3 billion.

        Net investment income in the table above does not include equity in income of unconsolidated affiliate of $5.7 million for the year ended December 31, 2006 and represented our proportionate share of the net income of a limited partnership that was formed to hold the subordinated interests in three entities formed to execute secured financing transactions in the form of CLOs.

  Other Income

        The following table presents the components of other income for the years ended December 31, 2006 and 2005:

Comparative Other Income Components
(Amounts in thousands)

	For the year ended December 31, 2006	For the year ended December 31, 2005
Net realized and unrealized gain on derivatives and foreign exchange:
Interest rate swaptions	$(92)	$(424)
Interest rate swaps	(61)	758
Credit default swaps	(896)	(259)
Total rate of return swaps	4,237	755
Foreign exchange contracts	—	2,211
Foreign exchange translation	1,257	(2,928)

Total realized and unrealized gain on derivatives and foreign exchange	4,445	113
Net realized gain on investments	10,587	4,117
Net realized and unrealized gain on securities sold, not yet purchased	52	—
Other income	5,669	3,330

Total other income	$20,753	$7,560

        As presented in the table above, other income totaled $20.8 million for the year ended December 31, 2006 as compared to $7.6 million for the year ended December 31, 2005. This increase in total other income from the prior year is primarily attributable to increased investment activity during 2006, including the use of total rate of return swaps and gains from the sales of certain investments, including the sale of a significant portion of our commercial real estate loan portfolio during 2006.

        We use total rate of return swaps to finance certain investments whereby we receive the sum of all interest, fees and any positive economic change in market value amounts from a reference asset with a specified notional amount and pay interest on such notional plus any negative change in market value amounts from such asset. These agreements are recorded as derivatives and classified by us as free-standing derivatives whereby any changes in the fair value to the agreements is recorded in other income. As of December 31, 2006, we had seven total rate of return contracts with an aggregate notional amount of $222.6 million as compared to December 31, 2005 where we had two total rate of return contracts with an aggregate notional amount of $131.7 million.

        During 2006, we sold a substantial majority of our commercial real estate portfolio, consisting of $209.5 million in loans for a gain of $2.2 million.

Non-Investment Expenses

        The following table presents the components of non-investment expenses for the years ended December 31, 2006 and 2005:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the year ended December 31, 2006	For the year ended December 31, 2005
Related party management compensation:
Base management fees	$28,835	$20,982
Incentive fees	7,844	—
Share-based compensation	28,619	29,809

Related party management compensation	65,298	50,791
Professional services	4,903	4,121
Insurance expense	909	975
Directors expenses	1,486	1,071
General and administrative expenses	10,497	5,945

Total non-investment expenses	$83,093	$62,903

        As presented in the table above, our non-investment expenses increased by $20.2 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in non-investment expenses from prior period is primarily attributable to our growth in 2006. The significant components of non-investment expense are described below.

        Management compensation to related parties consists of base management fees and, for 2006, incentive fees payable to our Manager pursuant to the Management Agreement, and share-based compensation related to restricted common shares and common share options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our "equity" as defined in the Management Agreement. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly "net income," as defined in the Management Agreement, before the payment of the incentive fee exceeds a defined return hurdle. We did not exceed the applicable hurdle during any quarter in the year ended December 31, 2005. Incentive fees of $7.8 million were earned by the Manager during the year ended December 31, 2006.

        General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services.

  Income Tax Provision

        For 2006 and 2005, we elected to be taxed as a REIT and we believe that we complied with the provisions of the Code with respect thereto. Accordingly, we were not subject to federal income tax to the extent that we currently distributed our income and satisfied certain asset, income and ownership tests, and recordkeeping requirements.

        TRS Inc., our domestic taxable corporate subsidiary, was taxed as a regular subchapter C corporation under the provisions of the Code. TRS Inc. was formed to make, from time to time, certain investments that would not be REIT qualifying investments if made directly by us, and to earn income that would not be REIT qualifying income if earned directly by us. For the year ended December 31, 2006, TRS Inc. had pre-tax net income of $2.9 million and the provision for income taxes totaled $1.0 million. As of December 31, 2006, TRS Inc. had an income tax liability of $0.3 million.

        CLO 2005-1, CLO 2005-2, CLO 2006-1, KKR Financial CDO 2005-1 Ltd. ("CDO 2005-1") and KKR Financial CLO 2006-2 ("CLO 2006-2") were foreign taxable corporate subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and TRS Ltd. was a foreign taxable corporate subsidiary that was formed to make from time to time, certain foreign investments. They were organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and were generally not subject to federal and state income tax at the corporate entity level because they restricted their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable corporate subsidiaries, they generally were not subject to corporate income tax on their earnings, and no provisions for income taxes for the year ended December 31, 2006 or 2005 were recorded; however, we are generally required to include their current taxable income in our calculation of REIT taxable income.

Financial Condition

Summary

        The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of December 31, 2007 and December 31, 2006, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities, amortized cost for loans held for investment, and the lower of amortized cost or market value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

        The table below summarizes our investment portfolio as of December 31, 2007 classified by interest rate type:

Investment Portfolio
(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Corporate Loans	$8,591,430	$8,591,430	$8,297,908	85.2%
Corporate Debt Securities	200,341	218,722	200,341	2.0

Total Floating Rate	8,791,771	8,810,152	8,498,249	87.2
Fixed Rate:
Corporate Loans	67,778	67,778	65,688	0.7
Corporate Debt Securities	1,111,423	1,219,305	1,111,423	11.4

Total Fixed Rate	1,179,201	1,287,083	1,177,111	12.1
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	47,777	58,529	47,777	0.5
Non-Marketable Equity Securities	20,084	20,084	20,084	0.2

Total Marketable and Non-Marketable Equity Securities	67,861	78,613	67,861	0.7

Total(1)	$10,038,833	$10,175,848	$9,743,221	100.0%

(1)
Total carrying value excludes allowance for loan losses of $25.0 million.

        The schedule above excludes equity securities sold, not yet purchased, with an amortized cost of $103.1 million and for which we had accumulated net unrealized gains of $2.7 million as of December 31, 2007.

        The table below summarizes our investment portfolio as of December 31, 2006, classified by interest rate type:

Investment Portfolio
(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Corporate Loans	$3,309,260	$3,309,260	$3,330,526	74.2%
Corporate Debt Securities	357,696	344,650	357,696	8.0

Total Floating Rate	3,666,956	3,653,910	3,688,222	82.2
Fixed Rate:
Corporate Loans	25,000	25,000	25,000	0.6
Corporate Debt Securities	537,776	518,321	537,776	12.0

Total Fixed Rate	562,776	543,321	562,776	12.6
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	68,968	68,113	68,968	1.5
Non-Marketable Equity Securities	166,323	166,323	166,323	3.7

Total Marketable and Non-Marketable Equity Securities	235,291	234,436	235,291	5.2

Total	$4,465,023	$4,431,667	$4,486,289	100.0%

        There were no equity securities sold, not yet purchased at December 31, 2006.

Asset Quality

  Asset Quality Review

        We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer's current or future financial performance and debt service ability. As of December 31, 2007, none of our investments in corporate debt securities and corporate loans were delinquent on principal or interest payments and none of the investments were in default status. One corporate loan investment, with a principal balance of $18.9 million, was paying penalty interest due to violation of a non-financial covenant. Based upon our evaluation, we have determined that the covenant violation is not a reflection of the credit quality of the investment and we have determined that the investment is not impaired. In addition, during the fourth quarter of 2007, we recorded a charge of $5.9 million to recognize the unrealized loss on one investment in a corporate debt security that we determined to be other-than-temporarily impaired. As of December 31, 2007, our allowance for loan losses for corporate loans totaled $25.0 million and there were no write-offs of loans or losses charged against the allowance for loan losses during the years ended December 31, 2007 and 2006.

  Securities Available-for-Sale

        The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("Standard & Poor's") ratings category as of December 31, 2007 and 2006:

Corporate Debt Securities
(Amounts in thousands)

Ratings Category	As of December 31, 2007	As of December 31, 2006
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	39,071
Ba1/BB+ through Ba3/BB-	236,553	174,500
B1/B+ through B3/B-	431,478	370,315
Caa1/CCC+ and lower	772,315	208,505
Non-Rated	30,000	86,500

Total	$1,470,346	$878,891

  Loans

        Our corporate loan portfolio totaled $8.6 billion as of December 31, 2007 and $3.3 billion as of December 31, 2006. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans.

        As of December 31, 2007, there were no corporate loan balances placed on non-accrual status. As of December 31, 2006, one corporate loan with a balance of $22.2 million was placed on non-accrual status. Accordingly, we did not recognize $0.3 million of interest income related to this loan. As part of our allowance for loan losses analysis as of December 31, 2006, we determined that the loan is collectible and sufficiently collateralized. Accordingly, no provision for loan losses was recorded for this loan.

        As previously described, we performed an allowance for loan losses analysis as of December 31, 2007 and December 31, 2006, and made the determination that $25.0 million and nil be recorded for allowance for loan losses for our corporate loan portfolio as of December 31, 2007 and 2006, respectively.

        The following table summarizes the par value of our corporate loan portfolio stratified by Moody's and Standard & Poor's ratings category as of December 31, 2007 and December 31, 2006:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of December 31, 2007	As of December 31, 2006
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	10,353	77,326
Ba1/BB+ through Ba3/BB-	4,595,862	1,767,506
B1/B+ through B3/B-	3,391,638	1,244,738
Caa1/CCC+ and lower	405,584	93,340
Non-rated	362,731	158,294

Total	$8,766,168	$3,341,204

Asset Repricing Characteristics

  Summary

        The table below summarizes the repricing characteristics of our investment portfolio as of December 31, 2007 and December 31, 2006, and is classified by interest rate type:

Investment Portfolio
(Dollar amounts in thousands)

	As of December 31, 2007		As of December 31, 2006
	Amortized Cost	Portfolio Mix	Amortized Cost	Portfolio Mix
Floating Rate:
Corporate Loans	$8,591,430	85.1%	$3,309,260	78.8%
Corporate Debt Securities	218,722	2.2	344,650	8.3

Total Floating Rate	8,810,152	87.3	3,653,910	87.1
Fixed Rate:
Corporate Loans	67,778	0.6	25,000	0.6
Corporate Debt Securities	1,219,305	12.1	518,321	12.3

Total Fixed Rate	1,287,083	12.7	543,321	12.9

Total	$10,097,235	100.0%	$4,197,231	100.0%

        The table above excludes marketable equity securities with a fair value of $47.8 million and a cost of $58.5 million, and non-marketable equity securities with a cost of $20.1 million as of December 31, 2007. The table above also excludes marketable equity securities with a fair value of $69.0 million and a cost of $68.1 million, and non-marketable equity securities with a cost of $166.3 million as of December 31, 2006.

  Corporate Loans and Securities

        All of our floating rate corporate loans and securities have index reset frequencies of less than twelve months with the majority of the loans resetting at least quarterly. The weighted-average coupon on our floating rate corporate loans and securities was 7.87% and 8.00% as of December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007 and December 31, 2006, the weighted-average years to maturity of our floating rate corporate loans and securities was 5.7 years and 5.9 years, respectively.

        As of December 31, 2007, our fixed rate corporate loans and securities had a weighted-average coupon of 10.45% and a weighted-average years to maturity of 7.4 years, as compared to 9.59% and 7.7 years, respectively, as of December 31, 2006.

Portfolio Purchases

        We purchased $7.2 billion and $3.7 billion par amount of investments during the years ended December 31, 2007 and 2006, respectively.

        The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount of the securities and loans that were purchased:

Investment Portfolio Purchases
(Dollar amounts in thousands)

	Year ended December 31, 2007		Year ended December 31, 2006
	Par Amount	%	Par Amount	%
Securities:
Corporate Debt Securities	$1,142,050	15.9%	$618,516	16.6%
Marketable Equity Securities	59,236	0.8	40,375	1.2
Non-Marketable Equity Securities	13,190	0.2	121,515	3.3

Total Securities Principal Balance	1,214,476	16.9	780,406	21.1

Loans:
Corporate Loans	5,992,481	83.1	2,920,684	78.9

Grand Total Principal Balance	$7,206,957	100.0%	$3,701,090	100.0%

        The schedule above excludes purchases of equity securities sold, not yet purchased, with a par amount of $256.9 million as of December 31, 2007. There were no equity securities sold, not yet purchased as of December 31, 2006.

Discontinued Operations

        In August 2007, our board of directors approved a plan to exit our residential mortgage investment operations, including KFH II, and to sell our REIT Subsidiary. Accordingly, we have reported our residential mortgage investment operations, including the REIT Subsidiary, as a discontinued operation for all periods presented. The assets and liabilities of our residential mortgage investment operations consist primarily of investments in residential mortgage loans and securities, interest and principal receivable from our residential mortgage loans and securities, cash and restricted cash and equivalents balances, and debt and related interest payable consisting of repurchase agreements and secured liquidity notes that are used to finance investments in residential mortgage loans and securities. Investments in residential mortgage loans and securities are accounted for at fair value as we elected the fair value option of accounting for our investments in residential mortgage loans and securities as of January 1, 2007. Changes in the fair value of residential mortgage loans and securities are included in (losses) income from discontinued operations on our consolidated statements of operations.

        Our decision to exit the residential mortgage investment operations business, including KFH II, and to sell our REIT Subsidiary was based on various considerations including, but not limited to, the following: (i) our restructuring from a REIT to a publicly traded LLC which enabled us to execute our core business of investing in corporate loans and debt securities without having to invest in residential mortgage assets to qualify as a REIT; and (ii) the material adverse change in the mortgage industry and associated liquidity crisis in the capital markets that arose during the third quarter of 2007, which resulted in us being unable to finance our residential mortgage investments on reasonable financial terms.

        During the year ended December 31, 2007, we sold approximately $5.2 billion of residential mortgage-backed securities and recognized a loss of approximately $65.0 million. Included in the $5.2 billion sale of residential mortgage-backed securities that were sold were approximately $3.5 billion of residential mortgage backed securities rated AAA/Aaa that were issued by securitization trusts where we own the subordinated interests. We consolidate these securitization trusts as we are the primary beneficiary under FIN 46R, and as a result, the sales were accounted for on a consolidated basis as issuances of residential mortgage-backed securities. We elected the fair value option under SFAS No. 159 for the residential mortgage-backed securities issued by the securitization trusts and therefore are carrying mortgage-backed securities issued by securitization trusts at fair value with changes in fair value reflected in income (loss) from discontinued operations.

        As of December 31, 2007, $0.6 billion of residential mortgage loans and $3.0 billion of residential mortgage-backed securities were pledged as collateral for the SLNs issued by the Facilities that are accounted for as subsidiaries of the REIT Subsidiary as the REIT Subsidiary is the primary beneficiary of these entities under FIN 46R. As previously described under "Impact of Credit Market Events," on October 18, 2007, we announced that the REIT Subsidiary had consummated the October Transaction. On the February Maturity Date (February 15, 2008) we entered into the Amendment Agreement with the holders of the SLNs to allow for further discussions regarding the status of the Facilities. Pursuant to the Amendment Agreement the February Maturity Date has been extended to the Extension Period (ending on March 3, 2008). The holders of a majority of the SLNs have the right to terminate the Extension Period upon one business day prior written notice. Upon the expiration or termination of the Extension Period without further agreement on modifications to the Facilities, the SLNs that were originally due and payable on the February Maturity Date become due and payable. In connection with the October Transaction, certain holders of the SLNs agreed to receive an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs. This resulted in SLN holders holding approximately $1.2 billion of SLNs receiving approximately $1.2 billion face value of mortgage-backed securities as payment-in-kind for the SLNs. In connection with the Amendment Agreement, certain holders of SLNs have been given the option during the Extension Period to receive an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs. Upon expiration or termination of the Extension Period, the remaining holders of SLNs have the right to receive at their election an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs.

        During the year ended December 31, 2007, we recorded a charge for discontinued operations of approximately $243.7 million. The components of this charge consist of an approximate $199.9 million investment in the Facilities, a reserve of $36.5 million for contingencies related to the Facilities, and an accrual for legal, accounting, and consulting fees of approximately $7.3 million. The $199.9 million charge for our investment in the Facilities includes the write-off of our investment in the REIT Subsidiary.

        Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of December 31, 2007	As of December 31, 2006
Assets of discontinued operations	$7,129,106	$12,743,069

Liabilities of discontinued operations	$7,012,284	$12,090,678

        (Loss) income from discontinued operations is as follows (amounts in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
(Loss) income from discontinued operations	$(312,606)	$52,570	$43,301

Shareholders' Equity

        Our shareholders' equity at December 31, 2007 and December 31, 2006 totaled $1.6 billion and $1.7 billion, respectively. Included in our shareholders' equity as of December 31, 2007 and December 31, 2006, is accumulated other comprehensive (loss) income totaling $(157.2) million and $70.5 million, respectively.

        Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2007 were $1.7 billion and (6.0)%, respectively. Return on average shareholders' equity is defined as net income (loss) divided by weighted average shareholders' equity. Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2006 were $1.7 billion and 7.9%, respectively.

        Our book value per share as of December 31, 2007 and December 31, 2006 was $14.27 and $21.42, respectively, and is computed based on 115,248,990,and 80,464,713 shares issued and outstanding as December 31, 2007 and December 31, 2006, respectively.

        On May 3, 2007, our board of directors authorized a cash distribution of $0.56 per share for the quarter ended March 31, 2007 to shareholders of record on May 17, 2007. The aggregate amount of the distribution of $45.1 million was paid on May 31, 2007.

        On August 2, 2007, our board of directors declared a cash distribution of $0.56 per share for the quarter ended June 30, 2007 to shareholders of record on August 16, 2007. The aggregate amount of the distribution of $45.1 million was paid on August 30, 2007.

        On November 1, 2007, our board of directors declared a cash distribution of $0.50 per share for the quarter ended September 30, 2007 to shareholders of record on November 15, 2007. The aggregate amount of the distribution of $57.6 million was paid on November 29, 2007.

        On February 1, 2008, our board of directors declared a cash distribution of $0.50 per share for the quarter ended December 31, 2007 to shareholders of record on February 15, 2008. The distribution will be paid on February 29, 2008. The aggregate amount of the distribution was $57.6 million.

        On August 21, 2007, we consummated a common share offering of 16.0 million common shares to seven unaffiliated institutional investors in separately negotiated public transactions registered under the 1933 Act at a price of $14.40 per share, which was the closing price of our common shares on the

NYSE on August 17, 2007. Proceeds from the transaction totaled $230.4 million and we will use the net proceeds for general corporate purposes.

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

Liquidity and Capital Resources

        We manage our liquidity with the intention of maintaining the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Based on changes in our working capital, for any given period the cash flows provided by operating activities may be less than the cumulative distributions paid on our shares for such period and such shortfall, if any, may be funded through the issuance of unsecured indebtedness or through the borrowing of additional amounts through the pledging of certain of our assets. Our board of directors considers available liquidity when declaring distributions to shareholders. As of December 31, 2007, we had unrestricted cash and cash equivalents totaling $524.1 million.

        Significant disruptions in the residential mortgage and asset-backed commercial paper markets beginning in the third quarter of 2007 had a material adverse impact on both the values and related financings of our investments in residential mortgage loans and mortgage-backed securities. In light of the adverse market conditions that occurred, we took several steps as described previously under "Executive Overview".

        We believe that our liquidity level and access to additional financing is in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures, distributions to our shareholders and implementing our long-term business strategy, although there can be no assurance in this regard. As of December 31, 2007, we owed our Manager $9.7 million for the payment of management fees, collateral management fees and reimbursable expenses pursuant to the Management Agreement.

        Our ability to meet our long-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares), commercial paper, medium-term notes, securitization transactions structured as secured financings, and senior or subordinated notes. If we are unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on our business and results of operations and our ability to make distributions to shareholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred shares that we may issue in the future may receive, a distribution of our available assets prior to holders of our common shares. The decisions by investors and lenders to enter into equity, and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors' and lenders' policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

Sources of Funds

  Securitization Transactions

        On September 19, 2006, we closed CLO 2006-1, our third $1.0 billion CLO transaction that provides us with secured financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2006-1 collateralize the CLO 2006-1 debt, and as a result, those investments are not available to us, our creditors or shareholders. CLO 2006-1 issued a total of $727.5 million of senior secured notes at par to investors and we retained $145.5 million of rated mezzanine notes and $144.0 million of unrated subordinated notes issued by CLO 2006-1.

        On May 22, 2007, we closed CLO 2007-1, a $3.5 billion secured financing transaction. We issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to the KKR Strategic Capital Funds. The investments that are owned by CLO 2007-1 collateralize the CLO 2007-1 debt, and as a result, those investments are not available to us, our creditors or shareholders.

        On October 31, 2007, we closed CLO 2007-A, a $1.5 billion secured financing transaction. We issued $1.2 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.87% and issued $79.0 million of mezzanine notes and $15.1 million of subordinated notes to the KKR Strategic Capital Funds. The investments that are owned by CLO 2007-A collateralize the CLO 2007-A debt, and as a result, those investments are not available to us, our creditors or shareholders.

        On October 31, 2007, we closed an €800.0 million warehouse facility that is structured as a repurchase facility to provide financing for investments in non-U.S. dollar corporate loans and securities. The investments that are owned by the warehouse facility collateralize the warehouse facility, and as a result, those investments are not available to us, our creditors, or shareholders. As of December 31, 2007, no borrowings were outstanding under this facility.

        On November 5, 2007, we closed Wayzata, which is a $2.0 billion CLO transaction that provides five-year term financing for investments in corporate loans and securities. The investments owned by Wayzata collateralize non-recourse debt issued by Wayzata. As a result, those investments are not available to us, our creditors, or shareholders. Through Wayzata, we are able to issue up to $1.6 billion of senior secured notes at a weighted-average coupon of three-month LIBOR plus 1.28%. As of December 31, 2007, no senior secured notes had been issued by Wayzata.

  Repurchase Agreements

        As of December 31, 2007, we had $2.6 billion outstanding on repurchase facilities with six counterparties with a weighted average effective rate of 5.39% and a weighted average remaining term to maturity of 139 days. Because we borrow under repurchase agreements based on the estimated fair value of our pledged investments, and because changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

        At December 31, 2007, we had repurchase agreements with the following counterparties (dollar amounts in thousands):

Counterparty(2)	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
Morgan Stanley	$94,017	166	5.36%
J. P. Morgan Chase Bank, N.A	89,426	168	5.35
Citigroup Global Markets Ltd	72,024	184	5.35
Goldman Sachs	68,628	190	5.35
Bank of America	48,776	5	5.64
Credit Suisse First Boston LLC.	6,745	21	3.16

Total	$379,616

(1)
Computed as an amount equal to the estimated fair value of securities or loans sold, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)
Counterparty includes subsidiaries and affiliates of each counterparty listed.

  Secured Credit Facility

        On December 14, 2007, we amended our Second Amended and Restated Credit Agreement, dated May 4, 2007, with Bank of America, N.A., as Administrative Agent and the lender parties thereto, and the REIT Subsidiary, TRS Inc., TRS Ltd., KFH II, KFH III, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd. The amendment decreased the size of the credit facility from $800.0 million to $500.0 million. Outstanding borrowings under the credit facility bear interest at either (a) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.825% for borrowings under tranche A of the facility and 1.075% for borrowings under tranche B of the facility or (b) an alternate base rate per annum equal to the greater of (i) the prime rate in effect on such day and (ii) the federal funds rate in effect on such day plus 0.50%. In addition, pursuant to this amendment our financial covenants were amended to now require that we:

  •
  maintain adjusted consolidated tangible net worth of at least $1.437 billion plus an amount equal to 85% of the net proceeds, subject to certain exceptions, from the issuance of equity interests (as defined in the amendment) subsequent to September 30, 2007;

  •
  not permit our adjusted net income from continuing operations to be less than $1.00 for any quarter; and

  •
  not exceed a leverage ratio (as defined in the amendment) of 4.75 to 1.0, computed on a basis that generally excludes debt of discontinued operations.

  Junior Subordinated Notes

        During March 2006, we formed KKR Financial Capital Trust I ("Trust I") for the sole purpose of issuing trust preferred securities. On March 28, 2006, Trust I issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to us for $1.6 million. The combined proceeds were invested by Trust I in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust I and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.64% through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

        During June 2006, we formed KKR Financial Capital Trust II ("Trust II") for the sole purpose of issuing trust preferred securities. On June 2, 2006, Trust II issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to us for $1.6 million. The combined proceeds were invested by Trust II in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust II and mature on July 30, 2036, but are callable on or after July 30, 2011. Interest is payable quarterly at a fixed rate of 8.09% through July 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

        During August 2006, we formed KKR Financial Capital Trust III ("Trust III") for the sole purpose of issuing trust preferred securities. On August 10, 2006, Trust III issued preferred securities to unaffiliated investors for gross proceeds of $85.0 million and common securities to us for $2.6 million. The combined proceeds were invested by Trust III in $87.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust III and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

        During September 2006, we formed KKR Financial Capital Trust IV ("Trust IV") for the sole purpose of issuing trust preferred securities. On September 15, 2006, Trust IV issued preferred securities to unaffiliated investors for gross proceeds of $15.0 million and common securities to us for $0.5 million. The combined proceeds were invested by Trust IV in $15.5 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust IV and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

        During September 2006, we formed KKR Financial Capital Trust V ("Trust V") for the sole purpose of issuing trust preferred securities. On September 29, 2006, Trust V issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to us for $1.6 million. The combined proceeds were invested by Trust V in $51.6 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust V and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a fixed rate of 7.395% through October 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.25%.

        During June 2007, we formed KKR Financial Capital Trust VI ("Trust VI") for the sole purpose of issuing trust preferred securities. On June 29, 2007, Trust VI issued preferred securities to unaffiliated investors for gross proceeds of $70.0 million and common securities to us for $2.2 million. The combined proceeds were invested by Trust VI in $72.2 million of junior subordinated notes issued by us. The junior subordinated notes are the sole assets of Trust VI and mature on July 30, 2037, but are callable on or after July 30, 2012. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.50%.

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

  Common Share Issuance

        As discussed above in "Shareholders' Equity", on August 21, 2007, we consummated a common share offering with proceeds from the transaction totaling $230.4 million. On the same date, we announced a rights offering of common shares to our common shareholders of up to $270.0 million. In connection with this rights offering, certain principals of KKR agreed to provide a backstop commitment to purchase a certain amount of common shares to the extent the rights offering was not fully subscribed. The rights offering expired on September 19, 2007 with proceeds totaling $270.0 million, including $56.6 million of proceeds received from the backstop commitment on October 2, 2007. The net proceeds received from the common share offering and common share rights offering will be used for general corporate purposes.

  Capital Utilization and Leverage

        As of December 31, 2007 and December 31, 2006, we had shareholders' equity totaling $1.6 billion and $1.7 billion, respectively and our leverage was 6.1 times and 2.1 times equity, respectively.

  Off-Balance Sheet Commitments

        As of December 31, 2007, we had committed to purchase corporate loans with aggregate commitments totaling $209.1 million. In a typical loan syndication, there is a delay between the time we are informed of our allocable portion of such loan and the actual funding of such loan.

        We participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of December 31, 2007, we had unfunded financing commitments totaling $109.9 million.

  Contractual Obligations

        The table below summarizes our contractual obligations as of December 31, 2007. The table below excludes accrued interest expenses, contractual commitments related to our derivatives, and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Repurchase agreements	$2,639,960	$2,639,960	$—	$—	$—
Secured revolving credit facility(1)	156,669	—	156,669	—	—
Secured demand loan	24,151	24,151	—	—	—
CLO 2005-1 senior secured notes	831,428	—	—	—	831,428
CLO 2005-2 senior secured notes	807,882	—	—	—	807,882
CLO 2006-1 senior secured notes	727,500	—	—	—	727,500
CLO 2007-1 senior secured notes	2,368,500	—	—	—	2,368,500
CLO 2007-1 junior secured notes to affiliates	431,292	—	—	—	431,292
CLO 2007-A senior secured notes	1,213,300	—	—	—	1,213,300
CLO 2007-A junior secured notes to affiliates	94,128	—	—	—	94,128
Convertible senior notes	300,000	—	—	300,000	—
Junior subordinated notes	329,908	—	—	—	329,908
Subordinated notes to affiliates	152,574	—	—	18,500	134,074

Total	$10,077,292	$2,664,111	$156,669	$318,500	$6,938,012

(1)
Excludes $10.4 million in borrowings classified as discontinued operations.

REIT Matters

        As of December 31, 2007, we believe that the REIT Subsidiary and KFH II (currently presented as discontinued operations), qualify as REITs under the provisions of the Code. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT's total assets must be "real estate assets" as defined in the Code. The Code also requires that each year at least 75% of a REIT's gross income come from real estate sources and at least 95% of a REIT's gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2007, we believe that the REIT Subsidiary and KFH II were in compliance with such requirements. As of December 31, 2007, we also believe that the REIT Subsidiary and KFH II met all of the REIT requirements regarding the ownership of their common stock and shares, respectively, and the distribution of their taxable income. However, the sections of the Code and the corresponding U.S. Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and each REIT subsidiary's qualification and taxation as a REIT depends upon its ability to meet various qualification tests imposed under the Code (such as those described above), including through its actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that the REIT Subsidiary and KFH II have been organized and have operated, or will continue to be organized and operated, in a manner so as to qualify or remain qualified as REITs.

        To maintain their status as REITs for federal income tax purposes, the REIT Subsidiary and KFH II are required to distribute at least 90% of their REIT taxable income for each year. In addition, for each taxable year, to avoid certain federal excise taxes, the REIT Subsidiary and KFH II are required to declare and pay dividends amounting to certain designated percentages of their taxable income by the end of such taxable year. For the periods covered by our calendar year 2007 and 2006 federal tax return, we believe that the REIT Subsidiary and KFH II met all of the distribution requirements of a REIT.

Tax Treatment of Distributions

  KKR Financial Corp.'s Form 1099-DIV Tax Information

        For tax reporting purposes, the dividend declared and paid in February 2007 on KKR Financial Corp.'s common stock was $0.54 per share. Of the total $0.54 per share distribution, $0.28 per share, or 52%, is considered a nontaxable return of capital and $0.26 per share, or 48%, is considered an ordinary dividend taxable at ordinary rates to shareholders. No portion of the distribution is eligible for the 15% qualified dividend tax rate or the corporate dividends received deduction.

        Shareholders should check their 2007 tax statements (Form 1099-DIV) received from our transfer agent or from the shareholder's brokerage firm(s) in order to ensure that the dividend tax information for KKR Financial Corp. reported on such statements conforms to the information reported herein.

  KKR Financial Holdings LLC's Schedule K-1 Tax Information

        As a result of our restructuring from a REIT to a publicly-traded limited liability company ("LLC") on May 4, 2007, shareholders will no longer receive a Form 1099-DIV, Dividends and Distributions, for annual tax reporting purposes with respect to distributions paid after February 2007, but instead will receive a Schedule K-1 (Form 1065), Partner's Share of Income, Deductions, Credits, etc. We expect to mail the 2007 Schedule K-1s to shareholders by the end of March 2008.

  Tax Disclaimer

        The tax information above should not be construed as tax advice and is not a substitute for careful tax planning and analysis. You should consult your own tax advisor regarding the specific federal, state, local, foreign and other tax consequences to you regarding your ownership of our shares and the stock of our predecessor, the REIT Subsidiary.

Exemption from Regulation under the Investment Company Act

        We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(l)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term "investment securities," among other things, are securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of an investment company set forth in Section 3(c)(l) or Section 3(c)(7) of the Investment Company Act.

        After the Restructuring Transaction, we were organized as a holding company that conducts its businesses primarily through majority-owned subsidiaries. As a result, the securities issued to us by our subsidiaries that are excepted from the definition of an "investment company" by Section 3(c)(l) or 3(c)(7) of the Investment Company Act, together with any other "investment securities" we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. The determination of whether an entity is a majority-owned subsidiary of ours is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies, including CLO issuers, in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test.

        Our subsidiaries that issue CLOs generally will rely on Rule 3a-7, an exemption from the Investment Company Act provided for certain structured financing vehicles. Accordingly, each of our CLO subsidiaries that rely on Rule 3a-7 is subject to specific guidelines and restrictions, including a prohibition on the CLO issuers from acquiring and disposing of assets primarily for the purposes of recognizing gains or decreasing losses resulting from market value changes. Certain sales and purchases of assets may be made so long as the CLOs do not violate our guidelines and are not based primarily on the changes in market value. We can, however, sell assets without limitation if we believe the credit profile of the obligor will deteriorate. The proceeds of permitted dispositions may be reinvested in collateral that is consistent with the credit profile of the CLO under specific and predetermined guidelines.

        In addition, the combined value of the investment securities issued by our subsidiaries that are excepted by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not exceed 40% of the value of our total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through these subsidiaries.

        To the extent that the SEC provides more specific or different guidance regarding the application of Rule 3a-7 of the Investment Company Act, we may be required to adjust our investment strategy accordingly. Any additional guidance from the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen, which could have a material adverse effect on our operations.

Quantitative and Qualitative Disclosures About Market Risk

  Currency Risks

        From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk.

  Liquidity Risk

        Liquidity risk is defined as the risk that we will be unable to fulfill our obligations on a timely basis, continuously borrow funds in the market on a cost-effective basis to fund actual or proposed commitments, or liquidate assets when needed at a reasonable price.

        A material event that impacts capital markets participants may impair our ability to access additional liquidity. If our cash resources are at any time insufficient to satisfy our liquidity requirements, we may have to sell assets or issue debt or additional equity securities.

        Our ability to meet our long-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares), commercial paper, medium-term notes, securitization transactions structured as secured financings, and senior or subordinated notes. If we are unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on our business and results of operations and our ability to make distributions to shareholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred shares that we may issue in the future may receive, a distribution of our available assets prior to holders of our common shares. The decisions by investors and lenders to enter into equity, and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors' and lenders' policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

        We have established a formal liquidity contingency plan which provides guidelines for liquidity management. We determine our current liquidity position and forecast liquidity based on anticipated changes in the balance sheet. We also stress test our liquidity position under several different stress scenarios. A stress test aims at capturing the impact of extreme (but rare) market rate changes on the market value of equity and net interest income. This scenario is applied on a daily basis to our balance sheet and the resulting loss in cash is evaluated. Besides providing a measure of the potential loss under the extreme scenario, this technique enables us to identify the nature of the changes in market risk factors to which it is the most sensitive, allowing us to take appropriate action to address those risk factors. A 10% decrease in the fair value of our investments financed under agreements with mark-to-market margin posting requirements, including total rate of return swap agreements, from their fair values as of December 31, 2007, would result in us posting an additional $236.9 million of collateral. Conversely, an increase in the fair value of our investments would result in us receiving a portion of previously posted collateral. As of December 31, 2007, we had unencumbered cash and cash equivalents totaling $524.1 million.

  Credit Spread Exposure

        Our investments are subject to spread risk. Our investments in floating rate loans and securities are valued based on a market credit spread over LIBOR and are valued affected similarly by changes in LIBOR spreads. Our investments in fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Increased credit spreads, or credit spread widening, will have an adverse impact on the value of our investments while decreased credit spreads, or credit spread tightening, will have a positive impact on the value of our investments.

  Interest Rate Risk

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

        We are exposed to basis risk between our investments and our borrowings. Interest rates on our floating rate investments and our variable rate borrowings do not reset on the same day or with the same frequency and, as a result, we are exposed to basis risk with respect to index reset frequency. Our floating rate investments may reprice on indices that are different than the indices that are used to price our variable rate borrowings and, as a result, we are exposed to basis risk with respect to repricing index. The basis risks noted above, in addition to other forms of basis risk that exist between our investments and borrowings, may be material and could negatively impact future net interest margins.

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

        The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our amortizing interest rate swaps as of December 31, 2007, and for each of the following four years then ended, is $415.3 million. The contractual notional balance of our amortizing interest rate swaps as of December 31, 2011 is $383.3 million.

        The following table summarizes the estimated net fair value of our derivative instruments held at December 31, 2007 and December 31, 2006 (amounts in thousands):

Derivative Fair Value

	As of December 31, 2007		As of December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(19,018)	$150,000	$(1,711)
Fair Value Hedges:
Interest rate swaps	32,000	(1,212)	32,000	13
Free-Standing Derivatives:
Interest rate swaptions	—	—	31,000	75
Interest rate swaps	112,500	1,950	—	—
Credit default swaps—long	66,000	(1,154)	3,000	179
Credit default swaps—short	268,000	12,613	275,000	(797)
Total rate of return swaps	442,204	(21,998)	222,647	2,343
Foreign exchange contracts	6,656	3	—	—
Common stock warrants	—	799	—	—

Total	$1,310,693	$(28,017)	$713,647	$102

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See discussion of quantitative and qualitative disclosures about market risk in "Quantitative and Qualitative Disclosures About Market Risk" section of Item 7 of this Annual Report on Form 10-K.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-69 in this Annual Report on Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

  Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in "Item 8—Financial Statements and Supplementary Data."

  Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to the Proxy Statement to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007.

Item 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC Pursuant to Regulation 14A within 120 days after December 31, 2007.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report:

        1. and 2. Financial Statements and Schedules

        All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

        3. Exhibit Index:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 9, 2007 among the Registrant, KKR Financial Holdings LLC and KKR Financial Merger Corp. (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-140586) and any subsequent amendments thereto. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 9, 2007)
3.1*	Amended and Restated Operating Agreement of the Registrant, dated May 3, 2007
4.1	Form of Certificate for Common Shares (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-140586) and any subsequent amendments thereto. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 9, 2007)
4.2**	Registration Rights Agreement, dated as of August 12, 2004 between KKR Financial Corp. and Friedman, Billings, Ramsey & Co., Inc.
4.3	Indenture, dated as of July 23, 2007, by and among the Registrant, as Issuer, KKR Financial Corp., as Guarantor, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007)
4.4	Form of 7.000% Convertible Senior Note due 2012 and Form of Notation of Guarantee (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007)
4.5	Registration Rights Agreement, dated as of July 23, 2007, among the Registrant, KKR Financial Corp. and Citigroup Global Markets Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007)
10.1*	Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.

10.2	First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp. (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007)
10.3*	2007 Share Incentive Plan
10.4*	Non-Employee Deferred Compensation and Share Incentive Plan
10.5*	Form of Nonqualified Share Option Agreement
10.6*	Form of Restricted Share Award Agreement
10.7***	Form of Restricted Share Award Agreement
10.8*	Form of Restricted Share Award Agreement for Non-Employee Directors
10.9*	Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.
10.10**	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial Corp. and JPMorgan Chase Bank, National Association
10.11*	Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.
10.12**	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC
10.13*	Second Amended and Restated Credit Agreement, dated as of May 4, 2007, under the Bank of America, N.A. $800,000,000 Senior Credit Facility among the Registrant, KKR Financial Corp., KKR TRS Holdings, Inc., KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd., the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Swingline Lender
10.14***	First Amendment to Second Amended and Restated Credit Agreement, dated as of August 8, 2007, under the Bank of America, N.A. $800,000,000 Senior Credit Facility among the Registrant, KKR Financial Corp., KKR TRS Holdings, Inc., KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd., the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Swingline Lender
10.15***	Second Amendment to Second Amended and Restated Credit Agreement, dated as of August 14, 2007, under the Bank of America, N.A. $800,000,000 Senior Credit Facility among the Registrant, KKR Financial Corp., KKR TRS Holdings, Inc., KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd., the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Swingline Lender
10.16***	Third Amendment to Second Amended and Restated Credit Agreement, dated as of December 14, 2007, under the Bank of America, N.A. $800,000,000 Senior Credit Facility among the Registrant, KKR Financial Corp., KKR TRS Holdings, Inc., KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd., the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Swingline Lender
10.17**	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC

10.18**	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.
21.1***	List of Subsidiaries of the Registrant
23.1***	Consent of Deloitte & Touche LLP
31.1***	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2***	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32***	Certification Pursuant to 18 U.S.C. Section 1350

*
Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2007.

**
Incorporated by reference to KKR Financial Corp.'s Registration Statement on Form S-11 (Registration No. 333-124103) and any subsequent amendments thereto. Such registration statement was originally filed with the Securities and Exchange Commission on April 15, 2005.

***
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2007, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

KKR FINANCIAL HOLDINGS LLC (Registrant)
By:	/s/ SATURNINO S. FANLO
	Name:	Saturnino S. Fanlo
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SATURNINO S. FANLO Saturnino S. Fanlo	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008
/s/ JEFFREY B. VAN HORN Jeffrey B. Van Horn	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008
/s/ PAUL M. HAZEN Paul M. Hazen	Chairman and Director	February 28, 2008
/s/ WILLIAM F. ALDINGER William F. Aldinger	Director	February 28, 2008
/s/ TRACY COLLINS Tracy Collins	Director	February 28, 2008
/s/ VINCENT PAUL FINIGAN Vincent Paul Finigan	Director	February 28, 2008

/s/ R. GLENN HUBBARD R. Glenn Hubbard	Director	February 28, 2008
/s/ ROSS J. KARI Ross J. Kari	Director	February 28, 2008
/s/ ELY L. LICHT Ely L. Licht	Director	February 28, 2008
/s/ DEBORAH H. MCANENY Deborah H. McAneny	Director	February 28, 2008
/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director	February 28, 2008
/s/ WILLY STROTHOTTE Willy Strothotte	Director	February 28, 2008

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2007

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of KKR Financial Holdings LLC (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the Company's internal control over financial reporting and their report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the internal control over financial reporting of KKR Financial Holdings LLC (the successor to KKR Financial Corp.) and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company's adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurement, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, effective January 1, 2007.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the accompanying consolidated balance sheets of KKR Financial Holdings LLC (the successor to KKR Financial Corp.) and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurement, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 28, 2008

KKR Financial Holdings LLC and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$524,080	$5,125
Restricted cash and cash equivalents	1,063,528	137,992
Securities available-for-sale, $1,346,247 and $831,537 pledged as collateral as of December 31, 2007 and December 31, 2006, respectively	1,359,541	964,440
Loans, net of allowance for loan losses of $25,000 and $0 as of December 31, 2007 and December 31, 2006, respectively	8,634,208	3,334,260
Derivative assets	18,737	2,817
Interest and principal receivable	147,597	55,472
Receivable for securities sold	—	1,358
Non-marketable equity securities	20,084	166,323
Reverse repurchase agreements	69,840	—
Investment in unconsolidated affiliate	—	104,035
Other assets	79,304	50,286
Assets of discontinued operations	7,129,106	12,743,069

Total assets	$19,046,025	$17,565,177

Liabilities
Repurchase agreements	$2,639,960	$1,087,662
Collateralized loan obligation senior secured notes	5,948,610	2,252,500
Collateralized loan obligation junior secured notes to affiliates	525,420	—
Secured revolving credit facility	156,669	34,710
Secured demand loan	24,151	41,658
Convertible senior notes	300,000	—
Junior subordinated notes	329,908	257,743
Subordinated notes to affiliates	152,574	—
Accounts payable, accrued expenses and other liabilities	7,390	19,113
Accrued interest payable	103,557	48,066
Accrued interest payable to affiliates	44,121	—
Related party payable	9,694	6,901
Securities sold, not yet purchased	100,394	—
Derivative liabilities	46,754	2,715
Liabilities of discontinued operations	7,012,284	12,090,678

Total liabilities	17,401,486	15,841,746

Shareholders' Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Common shares, no par value, 250,000,000 shares authorized, and 115,248,990 and 80,464,713 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	—	—
Paid-in-capital	2,167,156	1,671,135
Accumulated other comprehensive (loss) income	(157,245)	70,520
Accumulated deficit	(365,372)	(18,224)

Total shareholders' equity	1,644,539	1,723,431

Total liabilities and shareholders' equity	$19,046,025	$17,565,177

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share information)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Net investment income:
Loan interest income	$461,055	$230,583	$94,843
Securities interest income	117,553	76,088	20,155
Dividend income	3,825	3,656	3,421
Other interest income	37,705	7,846	3,335

Total investment income	620,138	318,173	121,754
Interest expense	(366,029)	(177,829)	(51,487)
Interest expense to affiliates	(60,939)	—	—
Provision for loan losses	(25,000)	—	—

Net investment income	168,170	140,344	70,267

Other income:
Net realized and unrealized gain on investments	98,200	10,639	4,117
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(991)	4,445	113
Other income	10,107	5,669	3,330

Total other income	107,316	20,753	7,560

Non-investment expenses:
Related party management compensation	52,535	65,298	50,791
General, administrative and directors expenses	18,294	12,892	7,991
Professional services	4,706	4,903	4,121

Total non-investment expenses	75,535	83,093	62,903

Income from continuing operations before equity in income of unconsolidated affiliate and income tax expense	199,951	78,004	14,924
Equity in income of unconsolidated affiliate	12,706	5,722	—

Income from continuing operations before income tax expense	212,657	83,726	14,924
Income tax expense	256	964	3,144

Income from continuing operations	212,401	82,762	11,780
(Loss) income from discontinued operations	(312,606)	52,570	43,301

Net (loss) income	$(100,205)	$135,332	$55,081

Net (loss) income per common share:
Basic
Income per share from continuing operations	$2.36	$1.04	$0.20

(Loss) income per share from discontinued operations	$(3.47)	$0.66	$0.72

Net (loss) income per share	$(1.11)	$1.70	$0.92

Diluted
Income per share from continuing operations	$2.34	$1.03	$0.19

(Loss) income per share from discontinued operations	$(3.45)	$0.65	$0.71

Net (loss) income per share	$(1.11)	$1.68	$0.90

Weighted-average number of common shares outstanding:
Basic	89,953	79,626	60,100

Diluted	90,640	80,408	61,189

Distributions declared per common share	$2.16	$1.86	$0.97

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2005	41,004	$761,737	$1,720	$(6,709)		$756,748

Net income				55,081	$55,081	55,081
Net change in unrealized gain on cash flow hedges	—	—	45,559	—	45,559	45,559
Net change in unrealized loss on securities available-for-sale	—	—	(28,935)	—	(28,935)	(28,935)

Comprehensive income	—	—	—	—	$71,705

Cash distributions on common shares	—	—	—	(52,370)		(52,370)
Proceeds from issuance of common shares, net of offering costs	39,375	848,817	—	—		848,817
Amortization of restricted common shares	—	28,104	—	—		28,104
Forfeiture of restricted common shares	(5)	(13)	—	—		(13)
Amortization of common share options	—	2,155	—	—		2,155

Balance at December 31, 2005	80,374	1,640,800	18,344	(3,998)		1,655,146

Net income	—	—	—	135,332	$135,332	135,332
Net change in unrealized gain on cash flow hedges	—	—	5,287	—	5,287	5,287
Net change in unrealized gain on securities available-for-sale	—	—	46,889	—	46,889	46,889

Comprehensive income	—	—	—	—	$187,508

Cash distributions on common shares	—	—	—	(149,558)		(149,558)
Exercise of common share options by Manager	58	1,150	—	—		1,150
Grant of restricted common shares to Directors	33	163	—	—		163
Amortization of restricted common shares	—	28,352	—	—		28,352
Amortization of common share options	—	670	—	—		670

Balance at December 31, 2006	80,465	1,671,135	70,520	(18,224)		1,723,431

Cumulative effect of adjustment from adoption of SFAS No. 159	—	—	21,575	(55,728)		(34,153)
Net loss	—	—	—	(100,205)	$(100,205)	(100,205)
Net change in unrealized loss on cash flow hedges	—	—	(69,864)	—	(69,864)	(69,864)
Net change in unrealized loss on securities available-for-sale	—	—	(179,476)	—	(179,476)	(179,476)

Comprehensive loss	—	—	—	—	$(349,545)

Cash distributions on common shares	—	—	—	(191,215)		(191,215)
Proceeds from issuance of common shares, net of offering costs	34,784	494,106	—	—		494,106
Amortization of restricted common shares	—	1,669	—	—		1,669
Amortization of common share options	—	246	—	—		246

Balance at December 31, 2007	115,249	$2,167,156	$(157,245)	$(365,372)		$1,644,539

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Cash flows from operating activities:
Net income (loss)	$(100,205)	$135,332	$55,081
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized gain on derivatives, foreign exchange, and securities sold, not yet purchased	(25,312)	(4,500)	(919)
Write-off of debt issuance costs	2,247	—	—
Provision for loan losses	25,000	—	1,500
Share-based compensation	1,915	29,185	30,246
Net unrealized loss on trading securities, whole loans, and liabilities at fair value	139,031	—	—
Net realized gains on sales of investments	(54,621)	(10,585)	(4,117)
Depreciation and net amortization	(3,665)	4,952	10,634
Deferred income tax expense (benefit)	1	(1)	925
Equity in income of unconsolidated affiliate	(12,706)	(5,722)	—
Changes in assets and liabilities:
Interest and principal receivable	(39,264)	(27,791)	(57,621)
Other assets	(3,106)	(1,468)	(10,047)
Related party payable	2,797	3,228	1,908
Accounts payable, accrued expenses and other liabilities	96,537	(2,799)	46,833
Accrued interest payable	36,601	15,576	20,644
Accrued interest payable to affiliates	44,121	—	—

Net cash provided by operating activities	109,371	135,407	95,067

Cash flows from investing activities:
Principal payments from investments	3,533,757	4,612,989	2,407,538
Proceeds from sale of investments	3,756,419	1,352,953	588,294
Purchases of investments	(6,571,826)	(8,168,669)	(15,551,121)
Net proceeds, purchases, and settlements of derivatives	32,119	5,118	(1,477)
Net change in reverse repurchase agreements	(69,840)	—	—
Restricted cash and cash equivalents acquired due to consolidation of KKR Financial CLO 2007-1, Ltd.	57,104	—	—
Net additions to restricted cash and cash equivalents	(930,085)	(57,842)	(78,902)
Additions of leasehold improvements and equipment	(244)	(6,726)	(1,716)
Investment in unconsolidated affiliate	(60,327)	(90,415)	—

Net cash used in investing activities	(252,923)	(2,352,592)	(12,637,384)

Cash flows from financing activities:
Proceeds from common share offerings and common share option exercises	494,106	1,150	848,817
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	(3,462,493)	(5,322,312)	8,269,620
Net change in asset-backed secured liquidity notes	(3,893,768)	6,711,638	2,003,501
Proceeds from issuance of mortgage-backed securities	3,414,926	—	—
Repayment of mortgage-backed securities	(245,573)	—	—
Issuance of collateralized loan obligation senior secured notes	3,696,110	752,500	1,500,000
Issuance of collateralized loan obligation junior secured notes to affiliates	356,231	—	—
Issuance of convertible senior notes	300,000	—	—
Issuance of junior subordinated notes	70,000	250,000	—
Issuance of subordinated notes to affiliates	152,574	—	—
Purchases of interest rate derivatives	—	—	(10,072)
Distributions on common shares	(191,215)	(149,558)	(52,370)
Other capitalized costs	(28,391)	(37,218)	(8,288)

Net cash provided by financing activities	662,507	2,206,200	12,551,208

Net increase (decrease) in cash and cash equivalents	518,955	(10,985)	8,891
Cash and cash equivalents at beginning of year	5,125	16,110	7,219

Cash and cash equivalents at end of year	$524,080	$5,125	$16,110

Supplemental cash flow information:
Cash paid for interest	$831,521	$1,759,435	$259,074
Cash paid for income taxes	$1,629	$3,518	$152
Non-cash investing and financing activities:
Net (receivable) payable for securities (sold) purchased	$—	$(1,358)	$196,315
Issuance of restricted common shares	$845	$163	$42,405
Distributions of securities to the asset-backed secured liquidity noteholders	$1,202,842	$—	$—
Affiliate contributions for collateralized loan obligation junior secured notes	$169,209	$—	$—

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization

        KKR Financial Holdings LLC together with its subsidiaries (the "Company" or "KKR Financial") is a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. The Company invests in financial assets primarily consisting of corporate loans and securities, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable and non-marketable equity securities, and credit default and total rate of return swaps. The Company also makes opportunistic investments in other asset classes from time to time. The Company invests in both cash and derivative instruments.

        KKR Financial Holdings LLC is a Delaware limited liability company and was organized on January 17, 2007. KKR Financial Holdings LLC is the successor to KKR Financial Corp. (the "REIT Subsidiary"), a Maryland corporation. KKR Financial Corp. was originally incorporated in the State of Maryland in July 2004 and elected to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes. On May 4, 2007, KKR Financial completed a restructuring transaction (the "Restructuring Transaction"), pursuant to which the REIT Subsidiary became a subsidiary of KKR Financial and each outstanding share of the REIT Subsidiary's common stock was converted into one of KKR Financial's common shares, which are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". KKR Financial intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. The Restructuring Transaction has been accounted for as a reorganization of entities under common control whereby the consolidated assets and liabilities of the Company were recorded at the historical cost of the REIT Subsidiary, as reflected on its consolidated financial statements. The Company is considered the REIT Subsidiary's successor for accounting purposes, and the REIT Subsidiary's consolidated financial statements for prior periods are the Company's historical consolidated financial statements presented herein.

        Significant disruptions in both the residential mortgage and asset-backed commercial paper markets during the third quarter of 2007 had a material adverse impact on both the values and related financings of the Company's investments in residential mortgage loans and mortgage-backed securities. In light of these adverse market conditions that occurred, the Company took several steps as listed below which are further described in the notes to these consolidated financial statements. The Company's management believes that these steps, coupled with the Company's available liquidity, provide the Company with the ability to meet all of its obligations for the foreseeable future.

        In August 2007, the Company's board of directors approved the Company's plan to exit its residential mortgage investment operations and to sell the REIT Subsidiary. In December 2007, the Company caused the transfer to KKR Financial Holdings II, LLC ("KFH II") of certain residential mortgage-backed securities previously held by the REIT Subsidiary. Accordingly, the Company has reported its residential mortgage investment operations, including the REIT Subsidiary and KFH II, as discontinued operations for this Form 10-K. Because the REIT Subsidiary was the Company's reporting entity prior to the consummation of the Restructuring Transaction, results of operations for periods prior to, or including the period prior to, the consummation of the Restructuring Transaction only reflect the Company's residential mortgage investment operations as discontinued operations. Assets and liabilities related to the Company's residential mortgage investment operations for all periods presented are included in assets of discontinued operations and liabilities of discontinued operations, respectively, on the Company's consolidated balance sheets. Unless otherwise noted, amounts and disclosures contained in these consolidated financial statements and notes relate to the Company's continuing operations.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1. Organization (Continued)

        On August 21, 2007, the Company consummated a common share offering of 16.0 million common shares to seven unaffiliated institutional investors in separately negotiated transactions registered under the Securities Act of 1933, as amended (the "1933 Act") at a price of $14.40 per common share, which was the closing price of the Company's common shares on the NYSE on August 17, 2007. Proceeds from the transaction totaled $230.4 million and the Company will use the net proceeds for general corporate purposes.

        On the same date, the Company announced a rights offering of common shares to its common shareholders of up to $270.0 million in which the Company distributed non-transferable rights to subscribe for 18.75 million common shares. Each holder of common shares received 0.19430 common share rights for each common share held at the close of business on August 30, 2007, the record date for the rights offering, and the common share rights expired on September 19, 2007. The subscription price for the common shares offered in the rights offering was $14.40 per common share, which was the closing price of the Company's common shares on August 17, 2007. In connection with this rights offering, certain principals of Kohlberg Kravis Roberts & Co. L.P. ("KKR") agreed to provide a backstop commitment to purchase up to approximately $100.0 million of common shares at the price of $14.40 to the extent the rights offering was not fully subscribed by the Company's common shareholders. The Company's common shareholders and certain principals of KKR exercised common share rights totaling 14.8 million and 3.9 million common shares, respectively. The Company received proceeds of $213.4 million and $56.6 million on September 19, 2007 and October 2, 2007, respectively, which the Company will use for general corporate purposes. Total expenses incurred by the Company related to the common share rights offering totaled $6.3 million.

        KKR Financial Advisors LLC (the "Manager"), a wholly owned subsidiary of KKR Financial LLC, manages the Company pursuant to a management agreement (the "Management Agreement"). The Company, KKR Financial LLC, and the Manager are affiliates of KKR.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. The Company's residential mortgage investment operations, the REIT Subsidiary and KFH II are presented as discontinued operations for financial statement purposes.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from management's estimates.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Consolidation

        The Company consolidates all non-variable interest entities in which it holds a greater than 50 percent voting interest. The Company also consolidates all variable interest entities ("VIEs") for which it is considered to be the primary beneficiary pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51, as revised ("FIN 46R"). In general, FIN 46R requires an enterprise to consolidate a VIE when the enterprise holds a variable interest in the VIE and is deemed to be the primary beneficiary of the VIE. An enterprise is the primary beneficiary if it absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both.

        KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2007-4, Ltd. ("CLO 2007-4"), KKR Financial CLO 2008-1, Ltd. ("CLO 2008-1"), and Wayzata Funding LLC ("Wayzata"), are entities established to complete secured financing transactions. These entities are VIEs and are not considered to be qualifying special-purpose entities ("QSPE") as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these consolidated financial statements. Additionally, the Company is the primary beneficiary of six residential mortgage loan securitization trusts that are not considered to be QSPEs under SFAS No. 140 and the Company has therefore included the accounts of these entities in these consolidated financial statements.

        All inter-company balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

        Effective January 1, 2007, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which requires additional disclosures about the Company's assets and liabilities that are measured at fair value.

        As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity for disclosure purposes. Beginning in January 2007, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

    Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

    The types of assets carried at level 1 fair value generally are equity securities listed in active markets.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

    Level 2: Inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

    Fair value assets and liabilities that are generally included in this category are mortgage-backed securities and mortgage loans (which are currently reflected as assets of discontinued operations for financial statement purposes) where the mortgage loans on our financial statements consist of mortgage-backed securities where the issuing trust has been consolidated on our consolidated financial statements, certain corporate debt securities, and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

    Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

    Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities, certain derivatives and financial liabilities consisting of asset-backed secured liquidity notes.

        The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

        Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date.

        Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that we and others are wiling to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, the Company does not require that fair value always be a predetermined point in the bid-ask range. The Company's policy is to allow for

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

mid-market pricing and adjusting to the point within the bid-ask range that meets the Company's best estimate of fair value.

        Assets that are valued using level 3 of the fair value hierarchy primarily consist of certain corporate debt securities and certain over-the-counter ("OTC") derivative contracts. The valuation techniques used for these are described below.

Corporate Debt Securities: Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or movements in underlying credit spreads.

OTC Derivative Contracts: OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, and equity prices. The fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other interest income.

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents represent amounts that are held by third parties under certain of the Company's financing and derivative transactions. Interest income earned on restricted cash and cash equivalents is recorded in other interest income.

Securities Available-for-Sale

        The Company classifies its investments in securities as available-for-sale as the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a specific identification basis.

        The Company monitors its available-for-sale securities portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

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

Securities Sold, Not Yet Purchased

        Securities sold, not yet purchased consist of equity and debt securities that the Company has sold, but did not own prior to the sale. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company will be required to "cover" its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale. Changes in the value of these securities are reflected in net realized and unrealized gain on investments on the Company's consolidated statements of operations.

Loans

        The Company purchases participations and assignments in corporate leveraged loans in the primary and secondary market. Loans are held for investment and the Company initially records loans at their purchase prices. The Company subsequently accounts for loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. In certain instances, where the credit fundamentals underlying a particular loan have materially changed in such a manner that the Company's expected return may decrease, the Company may elect to sell a loan held for investment. Once the determination has been made by the Company that it will no longer hold the loan for investment, the Company accounts for the loan at the lower of amortized cost or estimated fair value.

        Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. For corporate loans, unamortized premiums and discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.

Allowance for Loan Losses

        The Company's allowance for estimated loan losses represents its estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. When determining the adequacy of the allowance for loan losses the Company considers historical and industry loss experience, economic conditions and trends, the estimated fair values of its loans, credit quality trends and other factors that it determines are relevant. Additions to the allowance for loan losses are charged to current period

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

earnings through the provision for loan losses. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. Amounts determined to be uncollectible are charged directly to the allowance for loan losses.

        The allocated component of the Company's allowance for loan losses consists of individual loans that are impaired and for which the estimated allowance for loan losses is determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Company considers a loan to be impaired when, based on current information and events, it believes it is probable that it will be unable to collect all amounts due to it based on the contractual terms of the loan. An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan decreases below the Company's carrying value of such loan. While on non-accrual status, previously recognized accrued interest is reversed and interest income is recognized only upon actual receipt.

        The unallocated component of the Company's allowance for loan losses is determined in accordance with SFAS No. 5, Accounting for Contingencies. This component of the allowance for loan losses represents the Company's estimate of losses inherent, but unidentified, in its portfolio as of the balance sheet date. The unallocated component of the allowance for loan losses is estimated based upon a review of the Company's loan portfolio's risk characteristics, risk grouping of loans in the portfolio based upon estimated probability of default and severity of loss based on loan type, and consideration of general economic conditions and trends.

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

Trust Preferred Securities

        Trusts formed by the Company for the sole purpose of issuing trust preferred securities are not consolidated by the Company in accordance with FIN 46R as the Company has determined that it is

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

not the primary beneficiary of such trusts. The Company's investment in the common securities of such trusts is included in other assets on the Company's consolidated financial statements.

Derivative Financial Instruments

        The Company recognizes all derivatives on the consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument ("free-standing derivative"). For a fair value hedge, the Company records changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive (loss) income. The Company subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in current period non-net investment income.

        The Company formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Company's evaluation of effectiveness of its hedged transactions. Periodically, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted ("SFAS No. 133"), the Company also formally assesses whether the derivative it designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If the Company determines that a derivative is not highly effective as a hedge, it discontinues hedge accounting.

Foreign Currency

        The Company makes investments in non-U.S. dollar denominated securities and loans. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the U.S. dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in a foreign currency are converted to the U.S. dollar using prevailing exchange rates on the balance sheet date. Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the U.S. dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in the consolidated statements of operations.

Manager Compensation

        The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company's financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

expenses incurred on the Company's behalf. See Note 14 for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Compensation

        The Company accounts for share-based compensation issued to its directors and to its Manager using the fair value based methodology prescribed by SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"). Compensation cost related to restricted common shares issued to the Company's directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and common share options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the graded vesting attribution method pursuant to SFAS No. 123(R) to amortize compensation expense for the restricted common shares and common share options granted to the Manager.

Income Taxes

        The Company is no longer treated as a REIT for U.S. federal income tax purposes; however, the Company intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. Therefore, the Company is not subject to U.S. federal income tax at the entity level, but is subject to limited state income taxes. Holders of the Company's shares will be required to take into account their allocable share of each item of the Company's income, gain, loss, deduction, and credit for the taxable year of the Company ending within or with their taxable year.

        The REIT Subsidiary has elected, and KFH II will elect, to be taxed as REITs and both are required to comply with the provisions of the Code, with respect thereto. The REIT Subsidiary and KFH II, presented as discontinued operations for financial statement purposes, are not subject to federal income tax to the extent that they currently distribute their income and satisfy certain asset, income and ownership tests, and recordkeeping requirements. Even though the REIT Subsidiary and KFH II qualify for federal taxation as a REIT, they may be subject to some amount of federal, state, local and foreign taxes based on their taxable income.

        KKR TRS Holdings, Ltd. ("TRS Ltd."), CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2007-4, CLO 2008-1 and Wayzata are not consolidated for federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in KKR TRS Holdings, Inc. ("TRS Inc.") and KFN PEI VII, LLC ("PEI VII"), domestic taxable corporate subsidiaries, because they are taxed as regular subchapter C corporations under the provisions of the Code.

        Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2007-4 and CLO 2008-1 are foreign taxable corporate subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and TRS Ltd., is a foreign taxable corporate subsidiary that was formed to make from time to time, certain foreign

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

investments. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable corporate subsidiaries, they generally will not be subject to corporate income tax on their earnings, and no provisions for income taxes for the year ended December 31, 2007 were required. However, the Company will generally be required to include their current taxable income in its calculation of its taxable income allocable to shareholders.

Earnings Per Share

        In accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"), the Company presents both basic and diluted earnings (loss) per common share ("EPS") in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings (loss) per share ("Diluted EPS") reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, and the potential dilution of convertible senior notes using the if-converted method, if they are not anti-dilutive. See Note 4 for earnings (loss) per common share computations.

        A rights offering whose exercise price at issuance is less than the fair value of the stock is considered to have a bonus element, resulting in an adjustment of the prior period number of shares outstanding used to calculate basic and diluted earnings per share. As a result of the rights offering, prior period weighted-average number of shares and earnings per share outstanding have been adjusted to reflect the issuance at less than fair value.

Recent Accounting Pronouncements

        In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value (i.e., the fair value option). The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

which the Company elected the fair value option and for which transition adjustments were recorded as of January 1, 2007 (amounts in thousands):

	Carrying Value at January 1, 2007	Transition Adjustment to Accumulated Deficit Gain/(Loss)	Carrying Value at January 1, 2007 (After Adoption of SFAS No. 159)
Residential mortgage loans	$5,109,261	$(35,653)	$5,073,608
Allowance for loan losses	(1,500)	1,500	—
Residential mortgage-backed securities(1)	7,536,196	(21,575)	7,536,196

Cumulative effect of the adoption of the fair value option		$(55,728)

(1)
Prior to January 1, 2007, residential mortgage-backed securities were classified as available-for-sale and carried at fair value. Accordingly, the election of the fair value option for mortgage-backed securities did not change their carrying value and resulted in a reclassification from accumulated other comprehensive (loss) income to beginning accumulated deficit.

        In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide, Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies ("SOP 07-1"). This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company's consolidated financial statements or the financial statements of an equity method investor. In May 2007, the FASB issued FSP FIN 46R-7, Application of FIN 46R to Investment Companies ("FSP FIN 46R-7") which amends FIN No. 46 (revised December 2003) to make permanent the temporary deferral of the application of FIN 46R to entities within the scope of the revised audit guide under SOP 07-1. FSP FIN 46R-7 is effective upon adoption of SOP 07-1. In February 2008, the effective date of SOP 07-1 was indefinitely deferred. The Company has not determined whether it will be required to apply the provisions of the Guide in presenting its financial statements, if SOP 07-1 is ultimately made effective.

        In August 2007, the FASB released proposed FASB Staff Position APB 14-a, Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-a"). If approved for issuance by the FASB, FSP APB 14-a will affect the accounting for the Company's convertible senior notes. This statement would require retrospective application where the initial debt proceeds be allocated between a debt (at a discount) and equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional interest expense. FSP APB 14-a was issued for a 45-day comment period that ended on October 15, 2007, but has not been issued in final form. The FASB began its re-deliberations of the guidance in January 2008 and the ultimate effective date and outcome of such re-deliberations is unknown at this time. The Company is currently evaluating the impact of adopting FSP APB 14-a.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        In November 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB 109"). SAB 109 supersedes SAB No. 105, Loan Commitments Accounted for as Derivative Instruments ("SAB 105"), and expresses the current view that, consistent with SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 also retains the view that for all written loan commitments that are accounted for at fair value through earnings, internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. SAB 109 is effective prospectively to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. In conjunction with the adoption of SFAS No.157, Fair Value Measurements ("SFAS No. 157") and SFAS No. 159, SAB 109 generally would result in higher fair values being recorded upon initial recognition of derivative loan commitments. Adoption of SAB 109 did not have a material affect on the Company's consolidated financial statements.

        In December 2007, the SEC issued SAB No. 110, Share Based Payment ("SAB 110"). SAB 110 expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107") in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R). SAB 107 indicated that it would not expect a company to use the simplified method for share option grants after December 31, 2007. However, SAB 110 understands that detailed information about employee exercise behavior may not be widely available or currently sufficient to provide a reasonable estimate. As such, SAB 110 allows public companies, under certain circumstances, to continue to use the simplified method beyond December 31, 2007. SAB 110 is effective beginning January 1, 2008. Adoption of SAB 110 is not expected to have a material affect on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). SFAS 141(R) requires (i) recognition of the full fair value of assets acquired and liabilities assumed, (ii) measurement of acquirer shares issued in consideration for a business combination at fair value on the acquisition date, (iii) expensing of most transaction and restructuring costs, and (iii) recognition of earn-out and similar contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings. SFAS 141(R) applies prospectively and is required for business combinations for which the acquisition date is on or after the beginning of an acquirer's first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact of adopting SFAS No. 141(R).

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 ("SFAS No. 160"). SFAS No. 160 recharacterizes minority interests in consolidated subsidiaries as noncontrolling interests to be reported as a component of equity. According to SFAS No. 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. Earnings attributed to the noncontrolling interests are to be reported as part of consolidated earnings and disclosure of the attribution between controlling and noncontrolling interests is required on the face of the consolidated statements of operations. SFAS No. 160 is effective prospectively, except for the presentation and disclosure requirements, for annual periods beginning on or after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact of adopting SFAS No. 160.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Discontinued Operations

        In August 2007, the Company's board of directors approved a plan to exit the Company's residential mortgage investment operations and to sell the REIT Subsidiary. Accordingly, the Company has reported its residential mortgage investment operations, including the REIT Subsidiary, as discontinued operations. The assets and liabilities of the Company's residential mortgage investment operations consist primarily of investments in residential mortgage loans and securities, interest and principal receivable from its residential mortgage loans and securities, cash and restricted cash and equivalents balances, and debt and related interest payable consisting of repurchase agreements and secured liquidity notes that are used to finance investments in residential mortgage loans and securities. Investments in residential mortgage loans and securities are accounted for at fair value as the Company elected the fair value option of accounting for its investments in residential mortgage loans and securities as of January 1, 2007. Additionally, borrowings through asset-backed secured liquidity notes are carried at fair value. Changes in the estimated fair value of residential mortgage loans and securities and asset-backed secured liquidity notes are included in (loss) income from discontinued operations on the Company's consolidated statements of operations.

        The Company's decision to exit its residential mortgage investment operations business and sell its REIT Subsidiary was based on various considerations including, but not limited to, the following: (i) the Company's restructuring from a REIT to a publicly traded LLC which enabled the Company to execute its core business of investing in corporate loans and debt securities without having to invest in residential mortgage assets to qualify as a REIT; and (ii) the material adverse change in the mortgage industry and associated liquidity crisis in the capital markets that arose during the third quarter of 2007, which resulted in the Company's inability to finance its residential mortgage investments on reasonable financial terms.

        During the year ended December 31, 2007, the REIT Subsidiary sold approximately $5.2 billion of residential mortgage-backed assets and recognized a loss of approximately $65.0 million. Included in the $5.2 billion of residential mortgage-backed assets that were sold were approximately $3.5 billion of residential mortgage-backed securities rated AAA/Aaa that were issued by securitization trusts where the Company owns the subordinated interests. The Company consolidates these securitization trusts as it is the primary beneficiary under FIN 46R, and as a result, the sales were accounted for by the Company on a consolidated basis as issuances of residential mortgage-backed securities. As of December 31, 2007, the Company had residential mortgage-backed securities at amortized cost and fair value of $3.3 billion and $3.2 billion, respectively. The Company has elected the fair value option under SFAS No. 159 for the residential mortgage-backed securities issued by the securitization trusts and therefore is carrying mortgage-backed securities issued by securitization trusts at fair value with changes in estimated fair value reflected in (loss) income from discontinued operations. Prior to such election, the loans were carried at net unamortized cost less an allowance for loan losses. As described in Note 2 and shown below, the Company recorded a transition adjustment to adjust the carrying value of its portfolio of residential mortgage loans to fair value and reverse its allowance for loan losses for its residential mortgage loan portfolio as of January 1, 2007. As of December 31, 2007, the Company had residential mortgage loans with an amortized cost and fair value of $4.0 billion and $3.9 billion, respectively. As of December 31, 2006, the Company had residential mortgage loans with amortized cost of $5.1 billion.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Discontinued Operations (Continued)

        The following is a reconciliation of carrying amounts of residential mortgage loans for the years ended December 31, 2007 and 2006 (amounts in thousands):

	2007	2006
Balance at January 1	$5,109,261	$6,428,822
Cumulative effect of adjustment from adoption of SFAS No. 159	(35,653)	—
Loan purchases (principal)	17,707	165,021
Loan sales	(155,742)	—
Principal payments	(920,422)	(1,477,024)
Transfers to REO	(5,921)	(1,279)
Net unrealized loss/unamortized premium	(87,907)	(6,279)

Balance at December 31	$3,921,323	$5,109,261

        The following table summarizes the changes in the allowance for loan losses for the Company's residential mortgage loan portfolio during the years ended December 31, 2007 and 2006 (amounts in thousands):

Balance, January 1, 2006	$1,500
Provision for loan losses	—
Charge-offs	—

Balance, December 31, 2006	1,500
Transition to SFAS No. 159 adjustment	(1,500)

Balance, December 31, 2007	$—

        The following table summarizes the geographic distribution of the Company's residential mortgage loan portfolio as of December 31, 2007 and 2006 (dollar amounts in thousands):

	As of December 31, 2007
State or Territory	Number of Loans	Principal Amount	% of Principal Amount
California	2,696	$1,501,325	37.3%
Florida	764	353,211	8.8
New York	423	251,254	6.2
New Jersey	365	193,674	4.8
Virginia	388	177,042	4.4
Other	3,629	1,551,535	38.5

Total	8,265	$4,028,041	100.0%

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Discontinued Operations (Continued)

	As of December 31, 2006
State or Territory	Number of Loans	Principal Amount	% of Principal Amount
California	3,321	$1,935,524	38.0%
Florida	905	430,069	8.4
New York	523	328,411	6.5
New Jersey	443	235,048	4.6
Virginia	453	208,335	4.1
Other	4,572	1,955,032	38.4

Total	10,217	$5,092,419	100.0%

        As of December 31, 2007, twenty-five of the residential mortgage loans owned by the Company with an outstanding balance of $7.2 million (not included in the table above) were real estate owned ("REO") as a result of foreclosure on delinquent loans. As of December 31, 2006, six of the residential mortgage loans owned by the Company with an outstanding balance of $1.3 million (also not included in the table above) were REO as a result of foreclosure on delinquent loans. For each of the twenty-five and six loans as of December 31, 2007 and 2006, respectively, the estimated fair value of the underlying property exceeds the loan balance and the Company has therefore not recorded a charge against the Company's allowance for loan losses.

        As of December 31, 2007 and 2006, the Company had eighty-one and thirty-three loans, respectively, that were either 90 days or greater past due or in foreclosure and placed on non-accrual status.

        For residential mortgage loans and residential mortgage-backed securities, the Company monitors the credit quality of the underlying borrowers by monitoring trends and changes in the underlying borrowers' FICO® scores. Borrowers with lower FICO® scores default more frequently than borrowers with higher FICO® scores. For residential mortgage loans and mortgage-backed securities, the Company monitors trends and changes in loan-to-value ("LTV") ratios. Increases in LTV ratios are likely to result in higher realized credit losses when borrowers default.

        As of December 31, 2007 and 2006, the Company's residential loan investment portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of the Company's residential loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Discontinued Operations (Continued)

        The following table summarizes the delinquency statistics of the residential mortgage loans as of December 31, 2007 and 2006 (dollar amounts in thousands):

	December 31, 2007		December 31, 2006
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	96	$30,163	90	$35,968
60 to 89 days	18	6,151	10	3,040
90 days or more	43	14,045	15	2,855
In foreclosure	38	11,800	18	5,442

Total	195	$62,159	133	$47,305

  Asset Repricing Characteristics

  Residential ARM Securities

        As of December 31, 2007 and 2006, substantially all of the Company's residential adjustable-rate mortgage ("ARM") securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted average maximum net interest rate of 11.76% and 11.83%, respectively, which was materially above the then current weighted average net coupon of 6.52% and 6.46%, respectively. The Company's repricing risk on its portfolio of residential ARM securities increases significantly if interest rates continue to increase to a level where the weighted average coupon rate approaches the weighted average maximum net interest rate because the weighted average coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average maximum interest rate.

  Residential Hybrid ARM Securities

        As of December 31, 2007 and 2006, all of the Company's residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. As of December 31, 2007 and 2006, the Company owned 100% of the securities that represent 100% of the beneficial interest in the 5/1 hybrid ARM loans underlying its portfolio of hybrid ARM securities. When the underlying residential hybrid mortgage loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year constant maturity treasury index ("CMT") depending upon whether the underlying mortgage loan is a LIBOR- or CMT-based mortgage loan. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which the Company refers to as the roll date, the portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of December 31, 2007 and 2006, all of the mortgage loans underlying the Company's residential hybrid ARM securities had a post-roll date index reset frequency of one year with 34%, based on six-month or one-year LIBOR and 66%, based on one-year CMT. The Company's repricing risk on its portfolio of residential hybrid ARM loans increases significantly if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post roll date maximum net interest rate of 9.43% because the post roll date weighted average net coupon is subject to a maximum rate, or cap, which is approximately equal to the weighted average post roll date maximum net interest rate. The weighted

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Discontinued Operations (Continued)

average coupon on the portfolio of residential hybrid securities was 4.18% as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, the Company's weighted average months until roll date for the mortgage loans underlying its residential hybrid ARM securities was 12 and 24, respectively.

  Residential ARM Loans

        As of December 31, 2007 and 2006, all of the Company's residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted average maximum net interest rate of 11.93% and 11.92%, respectively, which was well above the then current weighted average net coupon of 6.19% and 6.43%, respectively. The Company's repricing risk on its portfolio of residential ARM loans increases significantly if interest rates continue to increase to a level where the weighted average net coupon rate approaches the weighted average maximum interest rate because the weighted average coupon is subject to a cap which is approximately equal to the weighted average maximum interest rate.

  Residential Hybrid ARM Loans

        As of December 31, 2007 and 2006, all of the Company's residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. When the loans convert from fixed rate to floating rate, the underlying mortgage loans will have an interest rate based on one-year LIBOR or one-year CMT. On the date that the residential hybrid ARM loans convert from a fixed rate to a floating rate loan, which the Company refers to as the roll date, the portfolio of residential hybrid ARM loans will have a weighted average coupon that is the sum of (i) the post-roll date index, and (ii) the weighted average post-roll date net margin. As of December 31, 2007 and 2006, all of the Company's residential hybrid ARM loans had a post-roll date index reset frequency of one-year with 45% and 46%, respectively, based on six-month or one-year LIBOR and 55% and 54%, respectively, based on one-year CMT. The Company's repricing risk on its portfolio of residential hybrid ARM loans increases significantly if interest rates continue to increase to a level where, subsequent to the roll date, the weighted average net coupon rate approaches the weighted average post-roll date maximum net interest rate of 10.13% because the post-roll date weighted average net coupon is subject to a cap which is approximately equal to the weighted average post-roll date maximum net interest rate. The weighted average net coupon on the portfolio of residential hybrid loans was 4.88% and 4.85% as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the weighted average months until roll date for the mortgage loans underlying its residential hybrid ARM securities was 22 and 33, respectively.

  Borrowings

        As of December 31, 2007, $0.6 billion of residential mortgage loans and $3.0 billion of residential mortgage-backed securities were pledged as collateral for secured liquidity notes ("SLNs") issued by the Company's two asset-backed commercial paper conduits (the "Facilities") that are accounted for as subsidiaries of the REIT Subsidiary as the REIT Subsidiary is the primary beneficiary of these entities under FIN 46R. On October 18, 2007, the Company announced that it had consummated a restructuring of the Facilities (the "October Transaction"). Pursuant to the terms of the October Transaction, the maturity date of the SLNs issued by the Facilities was extended with approximately 50% of the principal balance due on February 15, 2008 (the "February Maturity Date") and the remaining principal balance due on March 13, 2008. On February 15, 2008, the Company entered into

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Discontinued Operations (Continued)

an Extension Amendment Agreement (the "Amendment Agreement") with the holders of the SLNs to allow for further discussions regarding the status of the Facilities. Pursuant to the Amendment Agreement, the February Maturity Date has been extended to March 3, 2008 (the "Extension Period"). The holders of a majority of the SLNs have the right to terminate the Extension Period upon one business day prior written notice. Upon the expiration or termination of the Extension Period without further agreement on modifications to the Facilities, the SLNs that were originally due and payable on the February Maturity Date would become immediately due and payable. In connection with the October Transaction, certain holders of the SLNs agreed to receive an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs. This resulted in SLN holders holding approximately $1.2 billion of SLNs receiving approximately $1.2 billion face value of mortgage-backed securities as payment-in-kind for the SLNs. In connection with the Amendment Agreement, certain holders of SLNs have been given the option during the Extension Period to receive an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs. Upon expiration or termination of the Extension Period, the remaining holders of SLNs have the right to receive at their election an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs.

        During the year ended December 31, 2007, the Company recorded a charge for discontinued operations of approximately $243.7 million. The components of this charge consist of an approximate $199.9 million investment in the Facilities, a reserve of $36.5 million for contingencies related to the Facilities, and an accrual for legal, accounting, and consulting fees of approximately $7.3 million. The $199.9 million charge for the Company's investment in the Facilities includes the write-off of the Company's investment in the REIT Subsidiary.

        Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of December 31, 2007	As of December 31, 2006
Assets
Restricted cash	$4,622	$73
Trading securities, at fair value	3,174,881	—
Securities available-for-sale	—	7,536,196
Loans, at fair value	3,921,323	—
Loans, at amortized cost	—	5,107,761
Derivative assets	—	60,616
Interest and principal receivable	18,603	33,117
Payable for securities purchased	—	(1,358)
Other assets	9,677	6,664

Assets of discontinued operations	$7,129,106	$12,743,069

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Discontinued Operations (Continued)

	As of December 31, 2007	As of December 31, 2006
Liabilities
Repurchase agreements	$168,106	$3,369,427
Mortgage-backed securities issued, at fair value	3,169,353	—
Asset-backed secured liquidity notes, at fair value	3,519,860	—
Asset-backed secured liquidity notes, at par value	—	8,705,601
Secured revolving credit facility	10,355	—
Derivative liabilities	9,909	—
Accounts payable, accrued expenses and other	123,701	26,725
Accrued interest payable (receivable)	11,000	(11,075)

Liabilities of discontinued operations	$7,012,284	$12,090,678

        The components of (loss) income from discontinued operations are as follows (amounts in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Net investment income	$47,861	$68,013	$48,444
Total other loss	(213,408)	—	—
Non-investment expenses	(147,059)	(15,443)	(5,143)

(Loss) income from discontinued operations	$(312,606)	$52,570	$43,301

        During the year ended December 31, 2007, in connection with the aforementioned sale by the Company of approximately $5.2 billion of residential mortgage-backed securities, the Company terminated seven interest rate derivatives with an aggregate notional amount of $3.8 billion. The terminated interest rate derivatives had previously been designated as cash flow hedges under SFAS No. 133 and at the time of termination had a fair value of approximately $28.6 million that was included in other comprehensive income, a component of shareholders' equity. As the hedged forecasted transaction is no longer expected to occur, the Company recognized the $28.6 million gain which is included in (loss) income from discontinued operations. Additionally, the Company undesignated four interest rate derivatives that had been designated as cash flow hedges with an aggregate notional amount of $610.7 million as the hedged forecasted transaction is no longer expected to occur and recognized the related unrealized loss into (loss) income from discontinued operations of approximately $0.2 million that had been included in other comprehensive income. During the period subsequent to the undesignation through the end of the year ended December 31, 2007, these interest rate derivatives generated unrealized gains of approximately $0.7 million that are included in (loss) income from discontinued operations.

        As previously described, the Company has elected the fair value option for its investments in residential mortgage loans. Effective January 1, 2007, the Company adopted SFAS No. 157, which requires additional disclosures about the Company's assets and liabilities that are measured at fair value.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Discontinued Operations (Continued)

        As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity for disclosure purposes. Beginning in January 2007, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

    Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

    None of the Company's financial assets or liabilities reflected as discontinued operations are valued under level 1.

    Level 2: Inputs other than quoted prices included in level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

    Fair value assets and liabilities of discontinued operations that are generally included in this category are mortgage-backed securities and mortgage loans (which are currently reflected as assets of discontinued operations for financial statement purposes) where the mortgage loans on the Company's financial statements consist of mortgage-backed securities where the issuing trust has been consolidated on the Company's consolidated financial statements and certain interest rate swaps classified as derivatives where the fair value is based on observable market inputs.

    Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.

    Liabilities of discontinued operations consisting of asset-backed secured liquidity notes are included in this category.

        As of December 31, 2007, the residential mortgage loans which total $3.9 billion were all valued utilizing level 2 inputs as described under SFAS No. 157. Additionally, trading securities and mortgage-backed securities issued, at fair value, each with a balance of $3.2 billion, were also valued using level 2 inputs. Asset-backed secured liquidity notes are valued using level 3 inputs. The estimated fair value of the asset-backed secured liquidity notes is derived from observable prices obtained for the assets collateralizing the asset-backed secured liquidity notes.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Discontinued Operations (Continued)

        The following table presents information about the Company's assets and liabilities (including derivatives) included in discontinued operations measured at fair value on a recurring basis as of December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2007
Assets:
Trading securities	$—	$3,174,881	$—	$3,174,881
Loans, at fair value	—	3,921,323	—	3,921,323

Total	$—	$7,096,204	$—	$7,096,204

Liabilities:
Derivatives	$—	$(9,909)	$—	$(9,909)
Mortgage-backed securities issued, at fair value	—	(3,169,353)	—	(3,169,353)
Asset-backed secured liquidity notes, at fair value	—	—	(3,519,860)	(3,519,860)

Total	$—	$(3,179,262)	$(3,519,860)	$(6,699,122)

        The following table presents additional information about liabilities that are measured at fair value on a recurring basis for which the Company has utilized significant unobservable inputs (level 3) to determine fair value, for the year ended December 31, 2007 (amounts in thousands):

Asset-backed secured liquidity notes
Beginning balance as of January 1, 2007	$—
Total gains or losses (realized and unrealized):
Included in earnings	89,130
Included in other comprehensive loss	—
Net transfers into level 3	—
Issuances	(3,608,990)

Ending balance as of December 31, 2007	$(3,519,860)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$89,130

        As the Company's residential mortgage investment operations and REIT Subsidiary are currently presented as discontinued operations, the unrealized gains included in earnings for the year ended December 31, 2007 of $89.1 million are reported in net loss from discontinued operations in the consolidated statements of operations. As of December 31, 2007, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Earnings (Loss) per Share

        The Company calculates basic net income (loss) per common share by dividing net income (loss) for the period by the weighted-average shares of its common shares outstanding for the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding common share options and assumed vesting of outstanding restricted common shares using the treasury stock method, as well as the assumed conversion of convertible senior notes using the if-converted method, if they are not anti-dilutive.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Earnings (Loss) per Share (Continued)

        The following table presents a reconciliation of basic and diluted net income (loss) per common share for the years ended December 31, 2007, 2006 and 2005 (amounts in thousands, except per share information):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Income from continuing operations	$212,401	$82,762	$11,780
(Loss) income from discontinued operations	(312,606)	52,570	43,301

Net (loss) income	$(100,205)	$135,332	$55,081

Basic:
Basic weighted-average shares outstanding	89,953	79,626	60,100

Income per share from continuing operations	$2.36	$1.04	$0.20

(Loss) income per share from discontinued operations	$(3.47)	$0.66	$0.72

Net (loss) income per share	$(1.11)	$1.70	$0.92

Diluted:
Basic weighted-average shares outstanding	89,953	79,626	60,100
Dilutive effect of share options and restricted common shares using the treasury method	687	782	1,089

Diluted weighted-average shares outstanding(1)	90,640	80,408	61,189

Income per share from continuing operations	$2.34	$1.03	$0.19

(Loss) income per share from discontinued operations	$(3.45)	$0.65	$0.71

Net (loss) income per share	$(1.11)	$1.68	$0.90

(1)
Potential anti-dilutive common shares excluded from diluted (loss) income earnings per share for the year ended December 31, 2007 were 4,268,675 related to convertible debt securities. There were no anti-dilutive common shares for the years ended December 31, 2006 and 2005.

Note 5. Securities Sold, Not Yet Purchased

        Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. As of December 31, 2007, the Company had securities sold, not yet purchased with an amortized cost basis of $103.1 million and an accumulated net unrealized gain of $2.7 million. The Company did not have any securities sold, not yet purchased as of December 31, 2006.

        For the year ended December 31, 2007, the Company had net realized gains on short security sales of $6.0 million and net unrealized gains on short security sales of $2.7 million, compared to no net realized or unrealized gains or losses on short security sales for the year ended December 31, 2006.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Securities Available-for-Sale

        The following table summarizes the Company's securities classified as available-for-sale as of December 31, 2007, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate securities	$1,438,027	$8,706	$(134,969)	$1,311,764
Common and preferred stock	58,529	24	(10,776)	47,777

Total	$1,496,556	$8,730	$(145,745)	$1,359,541

        The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2007 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$1,075,296	$(134,969)	$—	$—	$1,075,296	$(134,969)
Common and preferred stock	35,402	(7,664)	9,321	(3,112)	44,723	(10,776)

Total	$1,110,698	$(142,633)	$9,321	$(3,112)	$1,120,019	$(145,745)

        The unrealized losses in the above table exclude one investment in a corporate security that is deemed to be an other-than-temporary impairment for $5.9 million. The decline in fair value was deemed to be other-than-temporary in the fourth quarter of 2007 based on the Company's intent to sell the security during 2008. When evaluating whether an impairment is other-than-temporary, the Company performs an analysis of the anticipated future cash flows and the ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. Additionally, the Company considers the current events specific to the issuer or industry including widening credit spreads and external credit ratings, as well as interest rate volatility. This other-than-temporary impairment was recognized as a loss in net realized and unrealized gain on investments in the consolidated statements of operations.

        All other unrealized losses in the table above are considered to be temporary impairments due to market factors and are not reflective of credit deterioration. The Company has performed credit analyses in relation to these investments and has determined that the carrying value of these investments is expected to be fully recoverable over their expected holding period. Because the Company has the intent and ability to hold these investments until recovery, the related unrealized losses are not considered to be other-than-temporary impairments.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Securities Available-for-Sale (Continued)

        The following table summarizes the Company's securities classified as available-for-sale as of December 31, 2006, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value Hedge Adjustment	Estimated Fair Value
Corporate securities	$831,900	$36,733	$(4,385)	$(13)	$864,235
Asset-backed securities	31,071	203	(37)	—	31,237
Common and preferred stock	68,113	1,314	(459)	—	68,968

Total	$931,084	$38,250	$(4,881)	$(13)	$964,440

        The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2006 (amounts in thousands):

	Less than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$61,848	$(4,106)	$18,907	$(279)	$80,755	$(4,385)
Asset-backed securities	7,462	(37)	—	—	7,462	(37)
Common and preferred stock	33,063	(459)	—	—	33,063	(459)

Total	$102,373	$(4,602)	$18,907	$(279)	$121,280	$(4,881)

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

        During the year ended December 31, 2007, the Company had gross realized gains and losses from the sales of securities available-for-sale of $44.9 million and $5.1 million, respectively. During the year ended December 31, 2006, the Company had gross realized gains and losses from the sales of securities available-for-sale of $6.7 million and $0.9 million, respectively. During the year ended December 31, 2005, the Company had gross realized gains and losses from the sales of securities available-for-sale of $2.8 million and $0.1 million, respectively.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Securities Available-for-Sale (Continued)

        The following table summarizes the estimated fair value of debt securities by contractual maturity as of December 31, 2007 (dollar amounts in thousands):

Description	Estimated Fair Value	Weighted Average Coupon
Due within one year	$49,277	6.6%
One to five years	94,864	11.0
Five to ten years	1,137,633	10.2
Greater than ten years	29,990	7.1

Total	$1,311,764

        Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

        Note 9 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged securities available-for-sale for borrowings under repurchase agreements and all other secured financing transactions. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under repurchase agreements and all other secured financing transactions as of December 31, 2007 (amounts in thousands):

	Corporate Securities	Common and Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$487,297	$—
Pledged as collateral for borrowings under secured revolving credit facility	43,878	—
Pledged as collateral for borrowings under secured demand loan	—	34,483
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	762,776	—
Pledged as collateral for subordinated notes to affiliates	17,813	—

Total	$1,311,764	$34,483

        The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements and all other secured financing transactions as of December 31, 2006 (amounts in thousands):

	Corporate Securities(1)	Common and Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$342,879	$—
Pledged as collateral for borrowings under secured revolving credit facility	33,186	—
Pledged as collateral for borrowings under secured demand loan	—	47,056
Pledged as collateral for collateralized loan obligation senior secured notes	408,416	—

Total	$784,481	$47,056

(1)
Includes asset-backed securities

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Loans and Allowance for Loan Losses

        The following table summarizes the Company's loans as of December 31, 2007 and 2006 (amounts in thousands):

	December 31, 2007			December 31, 2006
	Principal	Unamortized Discount	Net Amortized Cost	Principal	Unamortized Discount	Net Amortized Cost
Total corporate loans	$8,766,169	$(106,961)	$8,659,208	$3,341,204	$(6,944)	$3,334,260

        Note 9 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged loans for borrowings under repurchase agreements and all other secured financing transactions. The following table summarizes the carrying value of corporate loans pledged as collateral under repurchase agreements and all other secured financing transactions as of December 31, 2007 (amounts in thousands):

Pledged as collateral for borrowings under repurchase agreements	$1,994,999
Pledged as collateral for borrowings under secured revolving credit facility	48,142
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	6,276,882
Pledged as collateral for subordinated notes to affiliates	27,886

Total	$8,347,909

        The following table summarizes the carrying value of corporate loans pledged as collateral under repurchase agreements and all other secured financing transactions as of December 31, 2006 (amounts in thousands):

Pledged as collateral for borrowings under repurchase agreements	$611,976
Pledged as collateral for borrowings under secured revolving credit facility	174,893
Pledged as collateral for collateralized loan obligation senior secured notes	2,545,759

Total	$3,332,628

        As of December 31, 2007 and 2006, no corporate loans were delinquent. As of December 31, 2007, the Company recorded a provision for loan losses of $25.0 million which reflects the Company's estimate of probable, but not realized, losses in the Company's corporate loan portfolio as of December 31, 2007. The $25.0 million allowance for loan losses is unallocated as of December 31, 2007 as the Company has not deemed any individual loans as being impaired as of that date. As of December 31, 2006, the Company had no allowance for loan losses relating to the corporate loan portfolio. In reviewing the Company's portfolio of corporate loans, the Company determined that no loans were impaired as of December 31, 2007 and 2006.

Note 8. Investment in Unconsolidated Affiliate

        During the third quarter of 2006, the Company invested in KKR Financial Holdings I, L.P. ("KFH"), a limited partnership in which the Company held a 49.9% limited partnership interest. The remaining 50.1% of KFH was owned by three private investment funds (collectively, the "KKR Strategic Capital Funds") and the general partner of the KKR Strategic Capital Funds. The KKR Strategic Capital Funds are managed by an affiliate of the Company's Manager and the KFH general

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Investment in Unconsolidated Affiliate (Continued)

partner is 100% owned by the Company's Manager. KFH was formed to hold the subordinated interests in three special purpose entities formed during the third quarter of 2006 for the purpose of completing secured financing transactions in the form of collateralized loan obligation issuances to finance certain investments in corporate loans and securities. These three special purpose entities were consolidated by KFH because KFH was determined to be the primary beneficiary of these entities under FIN 46R.

        In the second quarter of 2007, the three special purpose entities which KFH had previously consolidated were combined in one secured financing transaction, CLO 2007-1 (see description in Note 9). Because the Company holds the majority of the subordinated interests in CLO 2007-1, the Company has determined that it is the primary beneficiary of CLO 2007-1 and therefore consolidates the accounts of CLO 2007-1 into these financial statements.

Note 9. Borrowings

        The Company leverages its portfolio of securities and loans through the use of repurchase agreements, warehouse facilities, demand loans, and securitization transactions structured as secured financings.

        Certain information with respect to the Company's borrowings as of December 31, 2007 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Repurchase agreements(2)	$2,639,960	5.39%	139	$2,469,114
Secured revolving credit facility(3)	156,669	5.65	540	92,020
Secured demand loan	24,151	5.00	31	34,483
CLO 2005-1 senior secured notes	831,428	5.39	3,404	894,548
CLO 2005-2 senior secured notes	807,882	5.34	3,618	905,552
CLO 2006-1 senior secured notes	727,500	5.39	3,890	937,287
CLO 2007-1 senior secured notes	2,368,500	5.39	4,884	2,641,046
CLO 2007-1 junior secured notes to affiliates(4)	431,292	—	4,884	480,922
CLO 2007-A senior secured notes	1,213,300	5.57	3,576	1,095,328
CLO 2007-A junior secured notes to affiliates(5)	94,128	—	3,576	84,976
Convertible senior notes	300,000	7.00	1,658	—
Junior subordinated notes	329,908	7.54	10,524	—
Subordinated notes to affiliates(6)	152,574	—		163,437

Total	$10,077,292			$9,798,713

(1)
Collateral for borrowings consists of securities available-for-sale and loans.

(2)
Includes repurchase agreements of $544.5 million collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company's CLO subsidiaries.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Borrowings (Continued)

(3)
Excludes $10.4 million in borrowings classified as discontinued operations. Includes $100.0 million in borrowings collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company's CLO subsidiaries.

(4)
CLO 2007-1 junior secured notes to affiliates consist of (x) $244.7 million of mezzanine notes with a weighted average borrowing rate of 9.72% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)
CLO 2007-A junior secured notes to affiliates consist of (x) $79.0 million of mezzanine notes with a weighted average borrowing rate of 10.87% and (y) $15.1 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)
Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-4, CLO 2008-1 and Wayzata.

        Certain information with respect to the Company's borrowings as of December 31, 2006 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Repurchase agreements(2)	$455,301	5.62%	22	$244,359
Secured revolving credit facility	34,710	6.07	905	208,536
Secured demand loan	41,658	5.88	1	47,056
CLO 2005-1 senior secured notes	773,000	5.78	3,769	984,837
CLO 2005-2 senior secured notes	752,000	5.65	3,983	982,976
CLO 2006-1 senior secured notes	727,500	5.73	4,255	1,001,405
CDO 2005-1 repurchase agreements	1,074	6.45	18	1,434
CLO 2006-2 repurchase agreements	631,287	5.95	1	734,348
Junior subordinated notes	257,743	7.71	10,811	—

Total	$3,674,273			$4,204,951

(1)
Collateral for borrowings consists of securities available-for-sale and loans.

(2)
Includes repurchase agreements of $280.4 million collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company's subsidiaries.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Borrowings (Continued)

        At December 31, 2007, the Company had repurchase agreements with the following counterparties (dollar amounts in thousands):

Counterparty(2)	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
Morgan Stanley	$94,017	166	5.36%
J. P. Morgan Chase Bank, N.A.	89,426	168	5.35
Citigroup Global Markets Ltd.	72,024	184	5.35
Goldman Sachs	68,628	190	5.35
Bank of America	48,776	5	5.64
Credit Suisse First Boston LLC	6,745	21	3.16

Total	$379,616

(1)
Computed as an amount equal to the estimated fair value of securities or loans, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)
Counterparty includes subsidiaries and affiliates of each counterparty listed.

        At December 31, 2006, the Company had repurchase agreements with the following counterparties (dollar amounts in thousands):

Counterparty(2)	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
Bear Stearns & Co. Inc.	$65,170	26	5.65%
Citigroup Global Markets Ltd.	19,121	21	5.63
J. P. Morgan Chase Bank, N.A.	8,840	7	5.93
Credit Suisse First Boston LLC	11,006	14	5.47
Deutsche Bank AG	363	18	6.45

Total	$104,500

(1)
Computed as an amount equal to the estimated fair value of securities or loans, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)
Counterparty includes subsidiaries and affiliates of each counterparty listed.

        During March 2006, the Company formed KKR Financial Capital Trust I ("Trust I") for the sole purpose of issuing trust preferred securities. On March 28, 2006, Trust I issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust I in $51.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust I and mature on April 30, 2036, but are callable on or after April 30, 2011. Interest is payable quarterly at a fixed rate of 7.64% through March 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

        During June 2006, the Company formed KKR Financial Capital Trust II ("Trust II") for the sole purpose of issuing trust preferred securities. On June 2, 2006, Trust II issued preferred securities to

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Borrowings (Continued)

unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust II in $51.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust II and mature on July 30, 2036, but are callable on or after July 30, 2011. Interest is payable quarterly at a fixed rate of 8.09% through July 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.65%.

        During August 2006, the Company formed KKR Financial Capital Trust III ("Trust III") for the sole purpose of issuing trust preferred securities. On August 10, 2006, Trust III issued preferred securities to unaffiliated investors for gross proceeds of $85.0 million and common securities to the Company for $2.6 million. The combined proceeds were invested by Trust III in $87.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust III and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

        During September 2006, the Company formed KKR Financial Capital Trust IV ("Trust IV") for the sole purpose of issuing trust preferred securities. On September 15, 2006, Trust IV issued preferred securities to unaffiliated investors for gross proceeds of $15.0 million and common securities to the Company for $0.5 million. The combined proceeds were invested by Trust IV in $15.5 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust IV and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.35%.

        During September 2006, the Company also closed CLO 2006-1, its third $1.0 billion CLO transaction that provides financing for investments consisting of corporate loans and certain other loans and securities. The investments that are owned by CLO 2006-1 collateralize the CLO 2006-1 debt, and as a result, those investments are not available to the Company, its creditors or shareholders. CLO 2006-1 issued a total of $727.5 million of senior secured notes at par to investors. In addition, the Company retained $145.5 million of rated mezzanine notes and $144.0 million of unrated subordinated notes issued by CLO 2006-1.

        During September 2006, the Company formed KKR Financial Capital Trust V ("Trust V") for the sole purpose of issuing trust preferred securities. On September 29, 2006, Trust V issued preferred securities to unaffiliated investors for gross proceeds of $50.0 million and common securities to the Company for $1.6 million. The combined proceeds were invested by Trust V in $51.6 million of junior subordinated notes issued by the Company. The junior subordinated notes are the sole assets of Trust V and mature on October 30, 2036, but are callable on or after October 30, 2011. Interest is payable quarterly at a fixed rate of 7.395% through October 2016 and thereafter at a floating rate equal to three-month LIBOR plus 2.25%.

        On May 22, 2007, the Company closed CLO 2007-1, a $3.5 billion secured financing transaction. The Company issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to the KKR Strategic Capital Funds. The investments that are owned by CLO 2007-1 collateralize the CLO 2007-1 debt, and as a result, those investments are not available to the Company, its creditors or shareholders. During the year ended December 31, 2007, the Company recorded interest expense of $42.2 million for the notes issued to the KKR

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Borrowings (Continued)

Strategic Capital Funds and as of December 31, 2007, the Company had accrued interest payable to the KKR Strategic Capital Funds totaling $25.4 million.

        During June 2007, the Company issued $72.2 million of junior subordinated notes to KKR Financial Capital Trust VI (the "Trust"), an entity the Company formed for issuing trust preferred securities and through which the Company received $70.0 million in gross proceeds through the Trust's issuance of trust preferred securities to unaffiliated investors. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.50%. During the year ended December 31, 2007, the Company recorded interest expense on these notes of $2.9 million.

        On July 23, 2007 the Company issued an aggregate of $300.0 million of 7.000% convertible senior notes maturing on July 15, 2012 (the "Notes") to qualified institutional buyers. The Notes represent senior unsecured obligations of the Company and bear interest at the rate of 7.000% per year. Interest is payable semi-annually on January 15 and July 15 of each year, beginning January 15, 2008.

        The Notes are convertible into the Company's common shares, initially at a conversion rate of 31.08 shares per $1,000 principal of Notes, which is equivalent to an initial conversion price of $32.175 per common share. On July 23, 2007, the Company's closing share price was $23.74. The Notes are convertible prior to the maturity date at any time on or after June 15, 2012 and also under the following circumstances: (a) a holder may surrender any of its Notes for conversion during any calendar quarter beginning after September 30, 2007 (and only during such calendar quarter) if, and only if, the closing sale price of the Company's common shares for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; (b) a holder may surrender any of its Notes for conversion during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Notes was less than 98% of the product of the closing sale price of the Company's common shares multiplied by the applicable conversion rate; (c) a holder may surrender for conversion any of its Notes if those Notes have been called for redemption, at any time prior to the redemption date, even if the Notes are not otherwise convertible at such time; and (d) a holder may surrender any of its Notes for conversion if the Company engages in certain specified transactions, as defined in the indenture covering the Notes. In connection with the Company's common share rights offering (see Note 1 for description) during the third quarter, the Company adjusted the conversion rate for the Notes pursuant to the governing indenture for the Notes. The new conversion price for the Notes is approximately $31.00 and was effective on September 21, 2007. The new conversion rate for each $1,000 principal amount of Notes is 32.2581 of the Company's common shares.

        On October 31, 2007, the Company closed CLO 2007-A, Ltd., a $1.5 billion secured financing transaction. The Company issued $1.2 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.87%. CLO 2007-A also issued $79.0 million of mezzanine notes and $15.1 million of subordinated notes to the KKR Strategic Capital Funds. The investments that are owned by CLO 2007-A collateralize the CLO 2007-A debt, and as a result, those investments are not available to the Company, its creditors or shareholders. During the year ended December 31, 2007, the Company recorded interest expense of $2.8 million for the notes issued to the KKR Strategic Capital Funds and as of December 31, 2007 the Company had accrued interest payable to the KKR Strategic Capital Funds totaling $2.8 million.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Borrowings (Continued)

        On November 5, 2007, the Company closed Wayzata Funding LLC, which is a $2.0 billion secured financing transaction that provides five-year term financing for investments in corporate loans and securities. The facility provides the Company with the ability to issue up to $1.6 billion of senior secured notes at a rate of three-month LIBOR plus 1.28%. As of December 31, 2007, no senior secured notes were outstanding under this facility. The investments owned by Wayzata Funding LLC collateralize non-recourse debt issued by Wayzata Funding LLC. As a result, those investments are not available to the Company, its creditors, or shareholders. On November 7, 2007, Wayzata Funding LLC issued $18.5 million of unrated subordinated notes at par to KKR Strategic Capital Funds. During the year ended December 31, 2007, the Company recorded interest expense of $0.3 million for the notes issued to the KKR Strategic Capital Funds and as of December 31, 2007, the Company had accrued interest payable to the KKR Strategic Capital Funds totaling $0.3 million.

        On December 14, 2007 the Company amended its Second Amended and Restated Credit Agreement, dated May 4, 2007, with Bank of America, N.A., as Administrative Agent and the lender parties thereto, and the REIT Subsidiary, TRS Inc., TRS Ltd., KFH II, KFH III, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd. The amendment decreased the size of the credit facility from $800.0 million to $500.0 million. Outstanding borrowings under the credit facility bear interest at either (a) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.825% for borrowings under tranche A of the facility and 1.075% for borrowings under tranche B of the facility or (b) an alternate base rate per annum equal to the greater of (i) the prime rate in effect on such day and (ii) the federal funds rate in effect on such day plus 0.50%. As of December 31, 2007, the Company had $167.0 million in borrowings outstanding under both tranches of this facility, which includes $10.4 million in borrowings classified as discontinued operations. In addition, pursuant to this amendment the Company's financial covenants were amended to now require that the Company:

  •
  maintain adjusted consolidated tangible net worth of at least $1.437 billion plus an amount equal to 85% of the net proceeds, subject to certain exceptions, from the issuance of equity interests (as defined in the amendment) subsequent to September 30, 2007;

  •
  not permit its adjusted net income from continuing operations to be less than $1.00 for any quarter; and

  •
  not exceed a leverage ratio (as defined in the amendment) of 4.75 to 1.0, computed on a basis that generally excludes debt of discontinued operations.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Borrowings (Continued)

        The table below summarizes the Company's contractual obligations (excluding interest) under borrowing agreements as of December 31, 2007 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Repurchase agreements	$2,639,960	$2,639,960	$—	$—	$—
Secured revolving credit facility(1)	156,669	—	156,669	—	—
Secured demand loan	24,151	24,151	—	—	—
CLO 2005-1 senior secured notes	831,428	—	—	—	831,428
CLO 2005-2 senior secured notes	807,882	—	—	—	807,882
CLO 2006-1 senior secured notes	727,500	—	—	—	727,500
CLO 2007-1 senior secured notes	2,368,500	—	—	—	2,368,500
CLO 2007-1 junior secured notes to affiliates	431,292	—	—	—	431,292
CLO 2007-A senior secured notes	1,213,300	—	—	—	1,213,300
CLO 2007-A junior secured notes to affiliates	94,128	—	—	—	94,128
Convertible senior notes	300,000	—	—	300,000	—
Junior subordinated notes	329,908	—	—	—	329,908
Subordinated notes to affiliates	152,574	—	—	18,500	134,074

Total	$10,077,292	$2,664,111	$156,669	$318,500	$6,938,012

(1)
Excludes $10.4 million in borrowings classified as discontinued operations.

Note 10. Derivative Financial Instruments

        The Company enters into derivative transactions in order hedge its interest rate risk exposure to the effects of interest rate changes. Additionally, the Company enters into derivative transactions in the course of its investing. The counterparties to the Company's derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The counterparties to the Company's derivative agreements have investment grade ratings and, as a result, the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Derivative Financial Instruments (Continued)

Free-Standing Derivatives

        Free-standing derivatives are derivatives that the Company has entered into in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include credit default swaps, foreign exchange contracts, and interest rate derivatives. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest on such notional amount plus any negative change in fair value amounts from such reference asset.

        The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2007 and December 31, 2006 (amounts in thousands):

	As of December 31, 2007		As of December 31, 2006
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(19,018)	$150,000	$(1,711)
Fair Value Hedges:
Interest rate swaps	32,000	(1,212)	32,000	13
Free-Standing Derivatives:
Interest rate swaptions	—	—	31,000	75
Interest rate swaps	112,500	1,950	—	—
Credit default swaps—long	66,000	(1,154)	3,000	179
Credit default swaps—short	268,000	12,613	275,000	(797)
Total rate of return swaps	442,204	(21,998)	222,647	2,343
Foreign exchange contracts	6,656	3	—	—
Common stock warrants	—	799	—	—

Total	$1,310,693	$(28,017)	$713,647	$102

        For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. During the year ended December 31, 2007, the Company recognized an immaterial amount of ineffectiveness in income on the consolidated statements of operations from its cash flow and fair value hedges. During the years ended December 31, 2006 and 2005, the Company recognized zero ineffectiveness from its cash flow and fair value hedges in income.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Derivative Financial Instruments (Continued)

        The following table summarizes by derivative instrument type the effect on income from free-standing derivatives for the periods (amounts in thousands):

Free-Standing Derivatives:	For the year ended December 31, 2007	For the year ended December 31, 2006	For the year ended December 31, 2005
Interest rate swaptions	$15	$(92)	$(424)
Interest rate swaps	843	(58)	758
Credit default swaps	7,599	(896)	(259)
Total rate of return swaps	(10,271)	4,237	755
Foreign exchange contracts	3	—	2,211
Common stock warrants	799	—	—

Net realized and unrealized (losses) gains on free-standing derivatives	$(1,012)	$3,191	$3,041

Note 11. Accumulated Other Comprehensive (Loss) Income

        The components of accumulated other comprehensive (loss) income were as follows (amounts in thousands):

	As of December 31, 2007	As of December 31, 2006
Net unrealized (losses) gains on available-for-sale securities	$(159,802)	$19,674
Net unrealized (losses) gains on cash flow hedges	(19,018)	50,846
Transition adjustment to accumulated deficit in conjunction with fair value option election for residential mortgage-backed securities, currently held as discontinued operations	21,575	—

Accumulated other comprehensive (loss) income	$(157,245)	$70,520

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Accumulated Other Comprehensive (Loss) Income (Continued)

        The components of other comprehensive (loss) income were as follows (amounts in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during period	$(138,316)	$33,246	$(26,268)
Reclassification adjustments for (gains) losses realized in net income(1)	(33,262)	5,745	(2,667)
Unrealized (losses) gains on available-for-sale securities from investment in unconsolidated affiliate	(7,898)	7,898	—

Unrealized (losses) gains on securities available-for-sale	(179,476)	46,889	(28,935)

Unrealized (losses) gains on cash flow hedges:
Unrealized holding (losses) gains arising during period	(41,295)	5,287	45,559
Reclassification adjustments for gains realized in discontinued operations	(28,569)	—	—

Unrealized (losses) gains on cash flow hedges	(69,864)	5,287	45,559

Other comprehensive (loss) income	$(249,340)	$52,176	$16,624

(1)
Includes an impairment of $5.9 million for one investment in a corporate debt security which was determined to be other-than-temporary.

Note 12. Commitments

Operating Lease

        As of December 31, 2007, the Company was a party to a non-cancelable operating lease for office space. The total lease payments to be made over a ten-year term, including certain free rent periods, are being recognized as rent expense on a straight-line basis over the ten-year period. This expense is included in general and administrative expenses on the consolidated statements of operations. Total rent expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12. Commitments (Continued)

$0.8 million, $1.3 million, and $0.7 million, respectively. Minimum future obligations on leases in effect at December 31, 2007, are approximately as follows (amounts in thousands):

Year	Amount
2008	$1,379
2009	1,388
2010	1,429
2011	1,438
2012	1,479
2013 and thereafter	5,440

Total	$12,553

Loan Commitments

        As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. As of December 31, 2007, the Company had committed to purchase or participate in approximately $209.1 million of corporate loans.

        In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of December 31, 2007, the Company had unfunded financing commitments totaling $109.9 million.

Note 13. Share Options and Restricted Shares

        The Company has adopted an amended and restated share incentive plan (the "2007 Share Incentive Plan") that provides for the grant of qualified incentive common share options that meet the requirements of Section 422 of the Code, non-qualified common share options, share appreciation rights, restricted common shares and other share-based awards. The 2007 Share Incentive Plan was adopted on May 4, 2007. Prior to the 2007 Share Incentive Plan, the Company had adopted the 2004 Stock Incentive Plan that provided for the grant of qualified incentive common stock options that met the requirements of Section 422 of the Code, non-qualified common stock options, stock appreciation rights, restricted common stock and other share-based awards. The 2004 Stock Incentive Plan was amended on May 26, 2005. The Compensation Committee of the Board of Directors administers the plan. Share options and other share-based awards may be granted to the Manager, directors, officers and any key employees of the Manager and to any other individual or entity performing services for the Company.

        The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of December 31, 2007, the 2007 Share Incentive Plan authorizes a total of 8,214,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. The Company made its

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Share Options and Restricted Shares (Continued)

initial grants on August 12, 2004 and August 19, 2004, the dates that the Company closed its initial private placement of common shares and the date that the over-allotment option was exercised, respectively. On July 2, 2007, the Compensation Committee of the Board of Directors granted 34,277 restricted common shares to the Company's directors pursuant to the 2007 Share Incentive Plan.

        The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of December 31, 2004	1,193,867	15,000	1,208,867
Issued	1,875,000	28,321	1,903,321
Vested	(397,956)	(10,000)	(407,956)
Forfeited	—	(5,000)	(5,000)

Unvested shares as of December 31, 2005	2,670,911	28,321	2,699,232
Issued	—	33,152	33,152
Vested	(1,022,956)	(9,440)	(1,032,396)
Forfeited	—	—	—

Unvested shares as of December 31, 2006	1,647,955	52,033	1,699,988
Issued	—	34,277	34,277
Vested	(1,022,955)	(13,653)	(1,036,608)
Forfeited	—	—	—

Unvested shares as of December 31, 2007	625,000	72,657	697,657

        The restricted common shares granted to the directors were valued using the fair market value at the time of grant, which was $24.65, $21.30 and $24.90 per share, for the restricted common shares granted in 2007, 2006 and 2005, respectively. Pursuant to SFAS No. 123(R), the Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $14.05, $26.79 and $23.99 per share at December 31, 2007, 2006 and 2005, respectively. There were $2.3 million, $15.7 million, and $40.6 million of total unrecognized compensation costs related to unvested restricted common shares granted as of December 31, 2007, 2006, and 2005, respectively.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Share Options and Restricted Shares (Continued)

        The following table summarizes common share option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2004	1,989,779	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2005	1,989,779	$20.00
Granted	—	—
Exercised	(57,500)	20.00
Forfeited	—	—

Outstanding as of December 31, 2006	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2007	1,932,279	$20.00

        As of December 31, 2007, 2006, and 2005, 1,932,279, 1,269,020, and 663,260 common share options were exercisable, respectively. As of December 31, 2007, the common share options were fully vested and expire in August 2014. The common share options were valued using the Black-Scholes model with the following assumptions:

	As of December 31, 2006	As of December 31, 2005
Expected life	7.6 years	8.6 years
Discount rate	4.70%	4.50%
Volatility	18%	20%
Dividend yield	9%	9%

        The estimated fair value of the common share options was $2.54 and $1.90 at December 31, 2006 and 2005, respectively. For the year ended December 31, 2007, 2006 and 2005, the components of share-based compensation expense are as follows (amounts in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Options granted to Manager	$246	$833	$2,155
Restricted shares granted to Manager	1,098	27,786	27,654
Restricted shares granted to certain directors	571	566	437

Total share-based compensation expense	$1,915	$29,185	$30,246

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Management Agreement and Related Party Transactions

        The Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's board of directors. The Management Agreement expires on December 31 of each year, but is automatically renewed for a one-year term each December 31 unless terminated upon the affirmative vote of at least two-thirds of the Company's independent directors, or by a vote of the holders of a majority of the Company's outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable by the Manager is not fair, subject to the Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. The Manager must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these guarantees on its consolidated financial statements and determined that they are not material.

        For the year ended December 31, 2007, the Company incurred $30.1 million in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $1.3 million for the year ended December 31, 2007 (see Note 13). The Company also reimbursed the Manager $7.9 million for expenses for the year ended December 31, 2007. For the year ended December 31, 2006, the Company incurred $28.9 million in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $28.6 million for the year ended December 31, 2006 (see Note 13). The Company also reimbursed the Manager $8.8 million for expenses for the year ended December 31, 2006. For the year ended December 31, 2005, the Company incurred $21.0 million in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $29.8 million for the year ended December 31, 2005 (see Note 13). The Company also reimbursed the Manager $4.9 million for expenses for the year ended December 31, 2005. Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statements of operations, non-investment expense category based on the nature of the expense.

        The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company's common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.7 million of base management fees during the year ended December 31, 2007.

        Incentive fees of $17.5 million and $7.8 million were earned by the Manager during the years ended December 31, 2007 and December 31, 2006, respectively. No incentive fees were earned or paid to the Manager during the year ended December 31, 2005.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Management Agreement and Related Party Transactions (Continued)

        An affiliate of the Company's Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, and CLO 2007-A and is entitled to receive fees for the services performed as collateral manager. The collateral manager has permanently waived fees of approximately $21.0 million, $4.4 million and $1.3 million, respectively, for the years ending December 31, 2007, 2006 and 2005. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1. The Company recorded an expense of $3.6 million for the year ended December 31, 2007. The collateral manager evaluates such waivers on a quarterly basis and there are no assurances that the collateral manager will waive such management fees subsequent to December 31, 2007.

Note 15. Income Taxes

        The Company intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership taxable as a U.S. Corporation, for U.S. federal income tax purposes. As such, the Company generally is not subject to U.S. federal income tax at the entity level, but is subject to limited state income tax.

        Additionally, the Company owns both REIT and domestic taxable corporate subsidiaries. While the REIT Subsidiary and KFH II are not expected to pay any federal, state, or foreign entity level tax expense related to the 2007 tax year, the domestic taxable corporate subsidiaries, TRS Inc. and PEI VII, are taxed as regular subchapter C corporations under the Code and are expected to incur a 2007 federal and state tax liability.

        The income tax provision for the Company, the REIT Subsidiary and TRS Inc. for the years ended December 31, 2007, 2006 and 2005 consisted of the following components (amounts in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Current provision:
Federal—TRS Inc.	$454	$1,493	$1,473
Federal—KKR Financial Corp.	(336)	(15)	352
State—TRS Inc.	125	183	242
State—KKR Financial	13	—	—
Foreign—KKR Financial Corp.	—	—	152

Total current provision	256	1,661	2,219

Deferred provision (benefit):
Federal—TRS Inc.	—	(599)	788
State—TRS Inc.	—	(98)	137

Total deferred provision (benefit)	—	(697)	925

Total provision for income taxes	$256	$964	$3,144

        The above tax provision was based on TRS Inc.'s effective tax rate of 40.75% at December 31, 2007, 2006, and 2005. It was equivalent to the combined rate of the federal statutory income tax rate and the state statutory income tax rate, net of federal benefit. As of December 31, 2006, there was no

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Income Taxes (Continued)

deferred tax liability and deferred tax assets were immaterial. There was no deferred tax asset or liability as of December 31, 2007.

        For federal income tax purposes, the distributions declared and paid by KKR Financial Corp. during February 2007 on the Company's common stock was 48% taxable as dividend income at ordinary rates and 52% is considered a non-taxable return of capital distribution. The 2006 distributions on the Company's common stock were 100% taxable as divided income at ordinary rates. No portion of the taxable dividends were eligible for the 15% dividend tax rate or the corporate dividends received deduction.

Note 16. Leasehold Improvements and Equipment

        The following is a summary of the Company's leasehold improvements and equipment, which are included in other assets in the consolidated balance sheets at December 31, 2007 and 2006 (amounts in thousands):

	December 31, 2007	December 31, 2006
Leasehold improvements	$6,407	$6,373
Furniture and equipment	2,197	1,986

	8,604	8,359
Accumulated depreciation	(1,989)	(796)

Total property and equipment, net	$6,615	$7,563

        Depreciation and amortization expense was $0.8 million, $0.8 million and $0.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 17. Fair Value of Financial Instruments

Fair Value of Financial Instruments

        SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of securities available-for-sale, loans, derivatives, and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest payable, repurchase agreements, collateralized loan obligation senior secured notes, secured revolving credit facility, secured demand loan and interest payable, approximates cost as of December 31, 2006 and December 31, 2005, due to the short-term nature of these instruments.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair Value of Financial Instruments (Continued)

        The table below discloses the carrying value and the fair value of the Company's financial instruments (excluding financial instruments in discontinued operations—see Note 3) as of December 31, 2007 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$1,587,608	$1,587,608
Securities available-for-sale	1,359,541	1,359,541
Loans, net of allowance for loan losses of $25,000	8,634,208	8,363,596
Non-marketable equity securities	20,084	20,084
Interest and principal receivable	147,597	147,597
Derivative assets	18,737	18,737
Financial Liabilities:
Repurchase agreements	$2,639,960	$2,639,960
Collateralized loan obligation senior secured notes	5,948,610	5,575,530
Secured revolving credit facility	156,669	156,669
Secured demand loan	24,151	24,151
Convertible senior notes	300,000	258,000
Junior subordinated notes	329,908	263,926
Interest payable	103,557	103,557
Derivative liabilities	46,754	46,754

        The table below discloses the carrying value and the fair value of the Company's financial instruments as of December 31, 2006 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$143,117	$143,117
Securities available-for-sale	964,440	964,440
Loans, net of allowance for loan losses of $0	3,334,260	3,355,526
Non-marketable equity securities	166,323	166,323
Interest and principal receivable	55,472	55,472
Derivative assets	2,817	2,817
Financial Liabilities:
Repurchase agreements	$1,087,662	$1,087,662
Collateralized loan obligation senior secured notes	2,252,500	2,252,500
Secured revolving credit facility	34,710	34,710
Secured demand loan	41,658	41,658
Junior subordinated notes	257,743	257,743
Interest payable	48,066	48,066
Derivative liabilities	2,715	2,715

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair Value of Financial Instruments (Continued)

Fair Value Measurements

        The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2007
Assets:
Securities available-for-sale	$47,777	$1,212,266	$99,498	$1,359,541

Liabilities:
Derivatives, net	—	(28,819)	802	(28,017)
Securities sold, not yet purchased	(32,704)	(67,690)	—	(100,394)

Total	$(32,704)	$(96,509)	$802	$(128,411)

        The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the year ended December 31, 2007 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available-For-Sale	Derivatives, net
Beginning balance as of December 31, 2006	$104,498	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	802
Included in other comprehensive loss	(1,576)	—
Net transfers into level 3	44,074	—
Purchases, sales, other settlements and issuances, net	(47,498)	—

Ending balance as of December 31, 2007	$99,498	$802

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$802

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17. Fair Value of Financial Instruments (Continued)

        Gains and losses (realized and unrealized) included in earnings for the year ended December 31, 2007 are reported in net realized and unrealized gain (loss) on derivatives and foreign exchange, and net realized and unrealized gain on investments within other income in consolidated statements of operations as follows (amounts in thousands):

	Net realized and unrealized gain on derivatives and foreign exchange	Net realized and unrealized gain on investments
Total gains or losses included in earnings	$802	$—

Change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—

        As of December 31, 2007, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information

        The following tables, presented pursuant to SEC Regulations S-X Rule 3-10(e), represent the condensed consolidating financial statements of the Company, which was the issuer of the Notes; the REIT Subsidiary which was a guarantor of the Notes; and the Company's other subsidiaries, which were not guarantors of the Notes as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, the REIT Subsidiary, 100% owned by the Company, fully and unconditionally guaranteed the Notes. As described above in Note 1, the Company is considered the REIT Subsidiary's successor for accounting purposes, and the REIT Subsidiary's consolidated financial statements for prior periods are the Company's historical consolidated financial statements presented herein. Because the REIT Subsidiary was the Company's reporting entity prior to the consummation of the Restructuring Transaction, the financial statements as of December 31, 2007 and for the year ended December 31, 2007 include separately stated balances for KKR Financial, the parent of the REIT Subsidiary. For comparative purposes, prior period financial statements of KKR Financial Corp. are presented to reflect the financial statements of the Company's residential mortgage investment operations, which are currently reported as discontinued operations by the Company.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information (Continued)

Consolidating Balance Sheet

December 31, 2007
(Amounts in thousands)

	KKR Financial Corp. (Guarantor)	KKR Financial (Issuer)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated KKR Financial
Assets
Cash and cash equivalents	$—	$506,598	$17,482	$—	$524,080
Restricted cash and cash equivalents	—	183,505	880,023	—	1,063,528
Securities available-for-sale	—	—	1,359,541	—	1,359,541
Loans, net of allowance for loan losses	—	—	8,634,208	—	8,634,208
Derivative assets	—	—	18,737	—	18,737
Interest and principal receivable	—	419	147,178	—	147,597
Non-marketable equity securities	—	5,690	14,394	—	20,084
Reverse repurchase agreements	—	—	69,840	—	69,840
Investment in consolidated affiliates	—	2,277,190	—	(2,277,190)	—
Other assets	—	38,615	87,467	(46,778)	79,304
Assets of discontinued operations(1)	3,519,860	—	3,609,246	—	7,129,106

Total assets	$3,519,860	$3,012,017	$14,838,116	$(2,323,968)	$19,046,025

Liabilities
Repurchase agreements	$—	$544,512	$2,095,448	$—	$2,639,960
Collateralized loan obligation senior secured notes	—	—	5,948,610	—	5,948,610
Collateralized loan obligation junior secured notes to affiliates	—	—	525,420	—	525,420
Secured revolving credit facility	—	100,000	56,669	—	156,669
Secured demand loan	—	—	24,151	—	24,151
Convertible senior notes	—	300,000	—	—	300,000
Junior subordinated notes	—	329,908	—	—	329,908
Subordinated notes to affiliates	—	—	152,574	—	152,574
Accounts payable, accrued expenses and other liabilities	—	64,858	—	(57,468)	7,390
Accrued interest payable	—	19,550	84,007	—	103,557
Accrued interest payable to affiliates	—	—	44,121	—	44,121
Related party payable	—	8,650	1,044	—	9,694
Securities sold, not yet purchased	—	—	100,394	—	100,394
Derivative liabilities	—	—	46,754	—	46,754
Liabilities of discontinued operations(1)	3,519,860	—	3,492,424	—	7,012,284

Total liabilities	3,519,860	1,367,478	12,571,616	(57,468)	17,401,486

Shareholders' Equity
Total shareholders' equity	—	1,644,539	2,266,500	(2,266,500)	1,644,539

Total liabilities and shareholders' equity	$3,519,860	$3,012,017	$14,838,116	$(2,323,968)	$19,046,025

(1)
As KKR Financial Corp. is presented as discontinued operations for financial statement purposes, components of its assets and liabilities are separately shown below.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information (Continued)

Consolidating Balance Sheet

December 31, 2006
(Amounts in thousands)

	KKR Financial Corp. (Guarantor)	Other Non-Guarantor Subsidiaries	Consolidated KKR Financial
Assets
Cash and cash equivalents	$—	$5,125	$5,125
Restricted cash and cash equivalents	—	137,992	137,992
Securities available-for-sale	—	964,440	964,440
Loans, net of allowance for loan losses	—	3,334,260	3,334,260
Derivative assets	—	2,817	2,817
Interest and principal receivable	—	55,472	55,472
Receivable for securities sold	—	1,358	1,358
Non-marketable equity securities	—	166,323	166,323
Investment in unconsolidated affiliate	—	104,035	104,035
Other assets	—	50,286	50,286
Assets of discontinued operations(1)	12,743,069	—	12,743,069

Total assets	$12,743,069	$4,822,108	$17,565,177

Liabilities
Repurchase agreements	$—	$1,087,662	$1,087,662
Collateralized loan obligation senior secured notes	—	2,252,500	2,252,500
Secured revolving credit facility	—	34,710	34,710
Secured demand loan	—	41,658	41,658
Junior subordinated notes	—	257,743	257,743
Accounts payable, accrued expenses and other liabilities	—	19,113	19,113
Accrued interest payable	—	48,066	48,066
Related party payable	—	6,901	6,901
Derivative liabilities	—	2,715	2,715
Liabilities of discontinued operations(1)	12,090,678	—	12,090,678

Total liabilities	12,090,678	3,751,068	15,841,746

Shareholders' Equity
Total shareholders' equity	652,391	1,071,040	1,723,431

Total liabilities and shareholders' equity	$12,743,069	$4,822,108	$17,565,177

(1)
As KKR Financial Corp. is presented as discontinued operations for financial statement purposes, components of its assets and liabilities are separately shown below.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information (Continued)

        Financial information for assets and liabilities of KKR Financial Corp. is as follows (amounts in thousands):

	As of December 31, 2007	As of December 31, 2006
Assets
Restricted cash	$—	$73
Investments in securities and loans(1)	3,514,288	12,643,957
Derivative assets	—	60,616
Interest and principal receivable	3,213	33,117
Other assets	2,359	5,306

Assets of discontinued operations	$3,519,860	$12,743,069

	As of December 31, 2007	As of December 31, 2006
Liabilities
Repurchase agreements	$—	$3,369,427
Asset-backed secured liquidity notes, at fair value	3,519,860	—
Asset-backed secured liquidity notes, at par value	—	8,705,601
Accounts payable, accrued expenses and other	—	15,650

Liabilities of discontinued operations	$3,519,860	$12,090,678

(1)
Loans are carried at fair value as of December 31, 2007 and at amortized cost as of December 31, 2006.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Operations

December 31, 2007
(Amounts in thousands)

	KKR Financial Corp. (Guarantor)	KKR Financial (Issuer)	Other Non-Guarantor Subsidiaries	Consolidated KKR Financial
Net investment income:
Loan interest income	$—	$—	$461,055	$461,055
Securities interest income	—	—	117,553	117,553
Dividend income	—	—	3,825	3,825
Other interest income	—	12,093	25,612	37,705

Total investment income	—	12,093	608,045	620,138
Interest expense	—	18,192	(384,221)	(366,029)
Interest expense to affiliates	—	36,480	(97,419)	(60,939)
Provision for loan losses	—	—	(25,000)	(25,000)

Net investment income	—	66,765	101,405	168,170

Other income:
Net realized and unrealized gain on investments	—	—	98,200	98,200
Net realized and unrealized loss on derivatives and foreign exchange	—	—	(991)	(991)
Other income	—	486	9,621	10,107

Total other income	—	486	106,830	107,316

Non-investment expenses:
Related party management compensation	—	9,031	43,504	52,535
General, administrative and directors expenses	—	16,483	1,811	18,294
Professional services	—	3,987	719	4,706

Total non-investment expenses	—	29,501	46,034	75,535

Income from continuing operations before equity in income of unconsolidated affiliate and income tax expense (benefit)	—	37,750	162,201	199,951
Equity in income of unconsolidated affiliate	—	2,562	10,144	12,706

Income from continuing operations before income tax expense (benefit)	—	40,312	172,345	212,657
Income tax expense (benefit)	—	(323)	579	256

Income from continuing operations	—	40,635	171,766	212,401
Loss from discontinued operations(1)	(312,606)	—	—	(312,606)

Net (loss) income	$(312,606)	$40,635	$171,766	$(100,205)

(1)
As KKR Financial Corp. is presented as discontinued operations for financial statement purposes, summarized components of loss from discontinued operations are shown below.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Operations

December 31, 2006
(Amounts in thousands)

	KKR Financial Corp. (Guarantor)	Other Non-Guarantor Subsidiaries	Consolidated KKR Financial
Net investment income:
Loan interest income	$—	$230,583	$230,583
Securities interest income	—	76,088	76,088
Dividend income	—	3,656	3,656
Other interest income	—	7,846	7,846

Total investment income	—	318,173	318,173
Interest expense	—	(177,829)	(177,829)

Net investment income	—	140,344	140,344

Other income:
Net realized and unrealized gain on investments	—	10,639	10,639
Net realized and unrealized gain on derivatives and foreign exchange	—	4,445	4,445
Other income	—	5,669	5,669

Total other income	—	20,753	20,753

Non-investment expenses:
Related party management compensation	—	65,298	65,298
General, administrative and directors expenses	—	12,892	12,892
Professional services	—	4,903	4,903

Total non-investment expenses	—	83,093	83,093

Income from continuing operations before equity in income of unconsolidated affiliate and income tax expense	—	78,004	78,004
Equity in income of unconsolidated affiliate	—	5,722	5,722

Income from continuing operations before income tax expense	—	83,726	83,726
Income tax expense	—	964	964

Income from continuing operations	—	82,762	82,762
Income from discontinued operations(1)	52,570	—	52,570

Net income	$52,570	$82,762	$135,332

(1)
As KKR Financial Corp. is presented as discontinued operations for financial statement purposes, summarized components of income from discontinued operations are shown below.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Operations

December 31, 2005
(Amounts in thousands)

	KKR Financial Corp. (Guarantor)	Other Non-Guarantor Subsidiaries	Consolidated KKR Financial
Net investment income:
Loan interest income	$—	$94,843	$94,843
Securities interest income	—	20,155	20,155
Dividend income	—	3,421	3,421
Other interest income	—	3,335	3,335

Total investment income	—	121,754	121,754
Interest expense	—	(51,487)	(51,487)

Net investment income	—	70,267	70,267

Other income:
Net realized and unrealized gain on investments	—	4,117	4,117
Net realized and unrealized gain on derivatives and foreign exchange	—	113	113
Other income	—	3,330	3,330

Total other income	—	7,560	7,560

Non-investment expenses:
Related party management compensation	—	50,791	50,791
General, administrative and directors expenses	—	7,991	7,991
Professional services	—	4,121	4,121

Total non-investment expenses	—	62,903	62,903

Income from continuing operations before income tax expense	—	14,924	14,924
Income tax expense	—	3,144	3,144

Income from continuing operations	—	11,780	11,780
Income from discontinued operations(1)	43,301	—	43,301

Net income	$43,301	$11,780	$55,081

(1)
As KKR Financial Corp. is presented as discontinued operations for financial statement purposes, summarized components of income from discontinued operations are shown below.

        The components of (loss) income from discontinued operations are as follows (amounts in thousands):

	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Net investment income	$47,861	$68,013	$48,444
Total other loss	(213,408)	—	—
Non-investment expenses	(147,059)	(15,443)	(5,143)

(Loss) income from discontinued operations	$(312,606)	$52,570	$43,301

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Cash Flows

December 31, 2007
(Amounts in thousands)

	KKR Financial Corp. (Guarantor)	KKR Financial (Issuer)	Other Non-Guarantor Subsidiaries	Consolidated KKR Financial
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(191,310)	$717,051	$(416,370)	$109,371

Cash flows from investing activities:
Principal payments from investments	2,338,067	—	1,195,690	3,533,757
Proceeds from sale of investments	1,720,127	—	2,036,292	3,756,419
Purchases of investments	(17,479)	(5,690)	(6,548,657)	(6,571,826)
Net proceeds, purchases, and settlements of derivatives	70,525	—	(38,406)	32,119
Net change in reverse repurchase agreements	—	—	(69,840)	(69,840)
Restricted cash and cash equivalents acquired due to consolidation of KKR Financial CLO 2007-1, Ltd.	—	—	57,104	57,104
Net additions to restricted cash and cash equivalents	(4,549)	(183,505)	(742,031)	(930,085)
Additions of leasehold improvements and equipment	—	—	(244)	(244)
Investment in unconsolidated affiliate	—	—	(60,327)	(60,327)

Net cash provided by (used in) investing activities	4,106,691	(189,195)	(4,170,419)	(252,923)

Cash flows from financing activities:
Proceeds from common share offerings and common share option exercises	—	494,106	—	494,106
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	(3,190,966)	644,512	(916,039)	(3,462,493)
Net change in asset-backed secured liquidity notes	(3,893,768)	—	—	(3,893,768)
Proceeds from issuance of mortgage-backed securities	3,414,926	—	—	3,414,926
Repayment of mortgage-backed securities	(245,573)	—	—	(245,573)
Issuance of collateralized loan obligation senior secured notes	—	(216,190)	3,912,300	3,696,110
Issuance of collateralized loan obligation junior secured notes to affiliates	—	(1,350,879)	1,707,110	356,231
Issuance of convertible senior notes	—	300,000	—	300,000
Issuance of junior subordinated notes	—	329,908	(259,908)	70,000
Issuance of subordinated notes to affiliates	—	(31,500)	184,074	152,574
Distributions on common shares	—	(191,215)	—	(191,215)
Other capitalized costs	—	—	(28,391)	(28,391)

Net cash (used in) provided by financing activities	(3,915,381)	(21,258)	4,599,146	662,507

Net increase in cash and cash equivalents	—	506,598	12,357	518,955
Cash and cash equivalents at beginning of year	—	—	5,125	5,125

Cash and cash equivalents at end of year	$—	$506,598	$17,482	$524,080

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Cash Flows

December 31, 2006
(Amounts in thousands)

	KKR Financial Corp. (Guarantor)	Other Non-Guarantor Subsidiaries	Consolidated KKR Financial
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(142,781)	$278,188	$135,407

Cash flows from investing activities:
Principal payments from investments	3,567,617	1,045,372	4,612,989
Proceeds from sale of investments	—	1,352,953	1,352,953
Purchases of investments	(4,445,565)	(3,723,104)	(8,168,669)
Net proceeds, purchases, and settlements of derivatives	—	5,118	5,118
Net additions to restricted cash and cash equivalents	1,011	(58,853)	(57,842)
Additions of leasehold improvements and equipment	—	(6,726)	(6,726)
Investment in unconsolidated affiliate	—	(90,415)	(90,415)

Net cash used in investing activities	(876,937)	(1,475,655)	(2,352,592)

Cash flows from financing activities:
Proceeds from common share offerings and common share option exercises	—	1,150	1,150
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	(5,676,484)	354,172	(5,322,312)
Net change in asset-backed secured liquidity notes	6,711,638	—	6,711,638
Issuance of collateralized loan obligation senior secured notes	—	752,500	752,500
Issuance of junior subordinated notes	—	250,000	250,000
Distributions on common shares	—	(149,558)	(149,558)
Other capitalized costs	(15,436)	(21,782)	(37,218)

Net cash provided by financing activities	1,019,718	1,186,482	2,206,200

Net decrease in cash and cash equivalents	—	(10,985)	(10,985)
Cash and cash equivalents at beginning of year	—	16,110	16,110

Cash and cash equivalents at end of year	$—	$5,125	$5,125

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information (Continued)

Consolidating Statement of Cash Flows

December 31, 2005
(Amounts in thousands)

	KKR Financial Corp. (Guarantor)	Other Non-Guarantor Subsidiaries	Consolidated KKR Financial
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$397,039	$(301,972)	$95,067

Cash flows from investing activities:
Principal payments from investments	1,604,319	803,219	2,407,538
Proceeds from sale of investments		588,294	588,294
Purchases of investments	(11,553,441)	(3,997,680)	(15,551,121)
Net proceeds, purchases, and settlements of derivatives	—	(1,477)	(1,477)
Net additions to restricted cash and cash equivalents	(1,084)	(77,818)	(78,902)
Additions of leasehold improvements and equipment	—	(1,716)	(1,716)

Net cash used in investing activities	(9,950,206)	(2,687,178)	(12,637,384)

Cash flows from financing activities:
Proceeds from common share offerings and common share option exercises	—	848,817	848,817
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	7,552,077	717,543	8,269,620
Net change in asset-backed secured liquidity notes	2,003,501	—	2,003,501
Issuance of collateralized loan obligation senior secured notes	—	1,500,000	1,500,000
Purchases of interest rate derivatives	—	(10,072)	(10,072)
Distributions on common shares	—	(52,370)	(52,370)
Other capitalized costs	(2,411)	(5,877)	(8,288)

Net cash provided by financing activities	9,553,167	2,998,041	12,551,208

Net increase in cash and cash equivalents	—	8,891	8,891
Cash and cash equivalents at beginning of year	—	7,219	7,219

Cash and cash equivalents at end of year	$—	$16,110	$16,110

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Condensed Consolidating Financial Information (Continued)

Note 19. Summary of Quarterly Information (Unaudited)

        The following is a presentation of the quarterly results of operations for the years ended December 31, 2007 and December 31, 2006. Amounts have been adjusted to summarize the impact of the Company's plan to exit its residential mortgage investment operations, and to sell the REIT Subsidiary and KFH II, currently presented as discontinued operations.

	2007
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment income:
Total investment income	$234,020	$179,361	$116,560	$90,197
Interest expense	(133,881)	(107,027)	(70,839)	(54,282)
Interest expense to affiliates	(31,535)	(21,148)	(8,256)	—
Provision for loan losses	—	(25,000)	—	—

Net investment income	68,604	26,186	37,465	35,915

Other income:
Total other income	12,432	42,338	36,335	16,211

Non-investment expenses:
Related party management compensation	13,197	4,925	15,115	19,298
General, administrative and directors expenses	4,200	3,842	3,989	6,263
Professional services	1,211	2,195	759	541

Total non-investment expenses	18,608	10,962	19,863	26,102

Income from continuing operations before equity in income of unconsolidated affiliate and income tax (benefit) expense	62,428	57,562	53,937	26,024
Equity in income of unconsolidated affiliate	—	—	5,725	6,981

Income from continuing operations before income tax (benefit) expense	62,428	57,562	59,662	33,005
Income tax (benefit) expense	(989)	386	83	776

Income from continuing operations	63,417	57,176	59,579	32,229
(Loss) income from discontinued operations	(3,510)	(318,683)	(6,608)	16,195

Net income (loss)	$59,907	$(261,507)	$52,971	$48,424

Net income (loss) per common share:
Basic(1)
Income per share from continuing operations	$0.55	$0.65	$0.74	$0.40
(Loss) income per share from discontinued operations	$(0.03)	$(3.64)	$(0.08)	$0.20
Net income (loss) per share	$0.52	$(2.99)	$0.66	$0.60
Diluted(1)
Income per share from continuing operations	$0.55	$0.65	$0.73	$0.39
(Loss) income per share from discontinued operations	$(0.03)	$(3.63)	$(0.08)	$0.20
Net income (loss) per share	$0.52	$(2.98)	$0.65	$0.59
Weighted-average number of common shares outstanding:
Basic	114,466	87,443	80,241	80,239
Diluted	114,813	87,696	81,933	81,728
Distributions declared per common share	$0.50	$0.56	$0.56	$0.54

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 19. Summary of Quarterly Information (Unaudited) (Continued)

	2006
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment income:
Total investment income	$89,928	$92,608	$72,534	$63,103
Interest expense	(54,511)	(53,558)	(42,444)	(27,316)
Interest expense to affiliates	—	—	—	—
Provision for loan losses	—	—	—	—

Net investment income	35,417	39,050	30,090	35,787

Other income:
Total other income	9,223	5,408	4,468	1,654

Non-investment expenses:
Related party management compensation	17,322	19,759	13,604	14,613
General, administrative and directors expenses	4,228	3,304	2,815	2,545
Professional services	2,317	1,095	544	947

Total non-investment expenses	23,867	24,158	16,963	18,105

Income from continuing operations before equity in income of unconsolidated affiliate and income tax expense	20,773	20,300	17,595	19,336
Equity in income of unconsolidated affiliate	4,808	914	—	—

Income from continuing operations before income tax expense	25,581	21,214	17,595	19,336
Income tax expense	80	453	119	312

Income from continuing operations	25,501	20,761	17,476	19,024
Income from discontinued operations	11,896	11,855	17,455	11,364

Net income	$37,397	$32,616	$34,931	$30,388

Basic
Income per share from continuing operations	$0.32	$0.26	$0.22	$0.24
Income per share from discontinued operations	$0.15	$0.15	$0.22	$0.14
Net income per share	$0.47	$0.41	$0.44	$0.38
Diluted
Income per share from continuing operations	$0.32	$0.25	$0.22	$0.24
Income per share from discontinued operations	$0.15	$0.15	$0.21	$0.14
Net income per share	$0.47	$0.40	$0.43	$0.38
Weighted-average number of common shares outstanding:
Basic	80,255	79,298	79,126	79,126
Diluted	81,721	81,043	80,861	80,765
Distributions declared per common share	$0.52	$0.49	$0.45	$0.40

Note 20. Subsequent Events

        On February 1, 2008, the Company's board of directors declared a cash distribution for the quarter ended December 31, 2007 on the Company's common shares of $0.50 per share. The distribution is payable on February 29, 2008 to shareholders of record as of the close of business on February 15, 2008.

        Refer to Note 3 for discussion on the Amendment Agreement, dated February 15, 2008, with the holders of the SLNs.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 20. Subsequent Events (Continued)

        On February 19, 2008, the Compensation Committee of the Board of Directors granted the Manager, for further distribution to employees of the Manager who have no ownership interest in the Manager, 1,097,000 restricted common shares that vest on February 19, 2011.

QuickLinks

PART I
  Item 1. BUSINESS
  ITEM 1A. RISK FACTORS
  Item 1B. UNRESOLVED STAFF COMMENTS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Consolidating Balance Sheet December 31, 2007 (Amounts in thousands)
Consolidating Balance Sheet December 31, 2006 (Amounts in thousands)
Consolidating Statement of Operations December 31, 2007 (Amounts in thousands)
Consolidating Statement of Operations December 31, 2006 (Amounts in thousands)
Consolidating Statement of Operations December 31, 2005 (Amounts in thousands)
Consolidating Statement of Cash Flows December 31, 2007 (Amounts in thousands)
Consolidating Statement of Cash Flows December 31, 2006 (Amounts in thousands)
Consolidating Statement of Cash Flows December 31, 2005 (Amounts in thousands)