Form 10-Q
period 2008-03-31
KKR Financial Holdings LLC
filed 2008-05-01
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

Registrant’s telephone number, including area code: (415) 315-3620

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The number of shares of the registrant’s common shares outstanding as of April 25, 2008 was 150,843,151.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	As of March 31, 2008	As of December 31, 2007
Assets
Cash and cash equivalents	$210,689	$524,080
Restricted cash and cash equivalents	1,063,336	1,063,528
Securities available-for-sale, $1,066,033 and $1,346,247 pledged as collateral as of March 31, 2008 and December 31, 2007, respectively	1,107,558	1,359,541
Loans, net of allowance for loan losses of $25,000 as of March 31, 2008 and December 31, 2007	8,919,293	8,634,208
Loans held for sale	67,880	—
Derivative assets	32,577	18,737
Interest and principal receivable	120,542	147,597
Non-marketable equity securities	20,084	20,084
Reverse repurchase agreements	14,911	69,840
Other assets	109,081	79,304
Assets of discontinued operations	3,770,536	7,129,106
Total assets	$15,436,487	$19,046,025
Liabilities
Repurchase agreements	$2,397,771	$2,639,960
Collateralized loan obligation senior secured notes	6,148,964	5,948,610
Collateralized loan obligation junior secured notes to affiliates	525,420	525,420
Secured revolving credit facility	129,319	156,669
Secured demand loan	16,176	24,151
Convertible senior notes	300,000	300,000
Junior subordinated notes	329,908	329,908
Subordinated notes to affiliates	167,752	152,574
Accounts payable, accrued expenses and other liabilities	32,420	7,390
Accrued interest payable	122,303	103,557
Accrued interest payable to affiliates	65,859	44,121
Related party payable	4,881	9,694
Securities sold, not yet purchased	30,727	100,394
Derivative liabilities	137,287	46,754
Liabilities of discontinued operations	3,519,354	7,012,284
Total liabilities	13,928,141	17,401,486
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common shares, no par value, 250,000,000 shares authorized, and 116,343,151 and 115,248,990 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Paid-in-capital	2,167,796	2,167,156
Accumulated other comprehensive loss	(250,441)	(157,245)
Accumulated deficit	(409,009)	(365,372)
Total shareholders’ equity	1,508,346	1,644,539
Total liabilities and shareholders’ equity	$15,436,487	$19,046,025

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Net investment income:
Loan interest income	$169,509	$66,635
Securities interest income	37,260	20,011
Dividend income	816	974
Other interest income	11,044	2,577
Total investment income	218,629	90,197
Interest expense	(117,709)	(54,282)
Interest expense to affiliates	(27,817)	—
Net investment income	73,103	35,915
Other (loss) income:
Net realized and unrealized (loss) gain on investments	(6,773)	7,024
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(47,016)	7,138
Other income	4,955	2,049
Total other (loss) income	(48,834)	16,211
Non-investment expenses:
Related party management compensation	9,159	19,298
General, administrative and directors expenses	4,473	6,263
Professional services	1,857	541
Total non-investment expenses	15,489	26,102
Income from continuing operations before equity in income of unconsolidated affiliate and income tax expense	8,780	26,024
Equity in income of unconsolidated affiliate	—	6,981
Income from continuing operations before income tax expense	8,780	33,005
Income tax expense	—	776
Income from continuing operations	8,780	32,229
Income from discontinued operations	5,203	16,195
Net income	$13,983	$48,424
Net income per common share:
Basic
Income per share from continuing operations	$0.08	$0.40
Income per share from discontinued operations	$0.04	$0.20
Net income per share	$0.12	$0.60
Diluted
Income per share from continuing operations	$0.08	$0.39
Income per share from discontinued operations	$0.04	$0.20
Net income per share	$0.12	$0.59
Weighted-average number of common shares outstanding:
Basic	115,048	80,239
Diluted	115,599	81,728
Distributions declared per common share	$0.50	$0.54

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Unaudited)
(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2008	115,249	$2,167,156	$(157,245)	$(365,372)		$1,644,539
Net income	—	—	—	13,983	$13,983	13,983
Net change in unrealized loss on cash flow hedges	—	—	(18,237)	—	(18,237)	(18,237)
Net change in unrealized loss on securities available-for-sale	—	—	(74,959)		(74,959)	(74,959)
Comprehensive loss					$(79,213)
Cash distributions on common shares	—	—	—	(57,620)		(57,620)
Cancellation of restricted common shares	(3)	—	—	—		—
Grant of restricted common shares to the Manager	1,097	—	—	—		—
Amortization of restricted common shares	—	640	—	—		640
Balance at March 31, 2008	116,343	$2,167,796	$(250,441)	$(409,009)		$1,508,346

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Cash flows from operating activities:
Net income	$13,983	$48,424
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss (gain) on derivatives, foreign exchange, and securities sold, not yet purchased	50,710	(7,138)
Write-off of debt issuance costs	—	2,247
Lower of cost or estimated fair value adjustment on loans held for sale	4,002	—
Share-based compensation	640	5,838
Net unrealized loss (gain) on trading securities, whole loans, and liabilities at fair value	(9,014)	(2,769)
Net realized loss (gain) on sales of investments	10,512	(6,944)
Depreciation and net amortization	(6,080)	2,136
Deferred income tax expense	—	276
Equity in income of unconsolidated affiliate	—	(6,981)
Changes in assets and liabilities:
Interest receivable	27,763	6,445
Other assets	(8,756)	597
Related party payable	(4,813)	3,321
Accounts payable, accrued expenses and other liabilities	(31,035)	794
Accrued interest payable	17,688	5,172
Accrued interest payable to affiliates	21,738	—
Net cash provided by operating activities	87,338	51,418
Cash flows from investing activities:
Principal payments from investments	544,309	1,013,982
Proceeds from sale of investments	280,658	308,964
Purchases of investments	(786,223)	(367,907)
Net proceeds, purchases, and settlements of derivatives	10,769	2,687
Net change in reverse repurchase agreements	54,929	—
Net additions to restricted cash and cash equivalents	(15,494)	(153,052)
Additions of leasehold improvements and equipment	—	(62)
Investment in unconsolidated affiliate	—	(16,885)
Net cash provided by investing activities	88,948	787,727
Cash flows from financing activities:
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	(359,522)	(914,759)
Net change in asset-backed secured liquidity notes	(136,596)	117,184
Repayment of mortgage-backed securities	(150,954)	—
Issuance of collateralized loan obligation senior secured notes	200,000	—
Issuance of subordinated notes to affiliates	15,177	—
Distributions on common shares	(57,620)	(43,451)
Other capitalized costs	(162)	52
Net cash used in financing activities	(489,677)	(840,974)
Net decrease in cash and cash equivalents	(313,391)	(1,829)
Cash and cash equivalents at beginning of period	524,080	5,125
Cash and cash equivalents at end of period	$210,689	$3,296
Supplemental cash flow information:
Cash paid for interest	$172,505	$205,076
Cash paid for income taxes	$—	$500
Non-cash investing and financing activities:
Net payable (receivable) for securities purchased (sold)	$22,596	$(1,494)
Issuance of restricted common shares	$15,939	$—
Distributions of securities to the asset-backed secured liquidity noteholders	$3,623,049	$—

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries (the “Company” or “KKR Financial”) is a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. The Company invests in financial assets primarily consisting of corporate loans and securities, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable and non-marketable equity securities, and credit default and total rate of return swaps. The Company also makes opportunistic investments in other asset classes from time to time.

KKR Financial Holdings LLC is a Delaware limited liability company and was organized on January 17, 2007. KKR Financial Holdings LLC is the successor to KKR Financial Corp. (the “REIT Subsidiary”), a Maryland corporation. KKR Financial Corp. was originally incorporated in the State of Maryland in July 2004 and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. On May 4, 2007, KKR Financial completed a restructuring transaction (the “Restructuring Transaction”), pursuant to which the REIT Subsidiary became a subsidiary of KKR Financial and each outstanding share of the REIT Subsidiary’s common stock was converted into one of KKR Financial’s common shares, which are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “KFN”. KKR Financial intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. The Restructuring Transaction has been accounted for as a reorganization of entities under common control whereby the consolidated assets and liabilities of the Company were recorded at the historical cost of the REIT Subsidiary, as reflected on its condensed consolidated financial statements. The Company is considered the REIT Subsidiary’s successor for accounting purposes, and the REIT Subsidiary’s condensed consolidated financial statements for prior periods are the Company’s historical condensed consolidated financial statements presented herein.

KKR Financial Advisors LLC (the “Manager”), a wholly owned subsidiary of KKR Financial LLC, manages the Company pursuant to a management agreement (the “Management Agreement”). The Company, KKR Financial LLC, and the Manager are affiliates of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. The Company’s residential mortgage investment operations, the REIT Subsidiary and KKR Financial Holdings II, LLC (“KFH II”) are presented as discontinued operations for financial statement purposes. See Note 3 for further discussion on discontinued operations.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Form 10-K. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information.

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

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd.
(“CLO 2007-A”), KKR Financial CLO 2007-4, Ltd. (“CLO 2007-4”), KKR Financial CLO 2008-1, Ltd. (“CLO 2008-1”), and Wayzata Funding LLC (“Wayzata”), are entities established to complete secured financing transactions. These entities are VIEs and are not considered to be qualifying special-purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards  (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these condensed consolidated financial statements. Additionally, the Company is the primary beneficiary of six residential mortgage loan securitization trusts that are not considered to be QSPEs under SFAS No. 140 and the Company has therefore included the accounts of these entities in these condensed consolidated financial statements.

All inter-company balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

Effective January 1, 2007, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which requires additional disclosures about the Company’s assets and liabilities that are measured at fair value.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2007, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities and certain derivatives.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the asset or liability at the measurement date.

Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are wiling to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, the Company does not require that fair value always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets the Company’s best estimate of fair value.

Assets that are valued using level 3 of the fair value hierarchy primarily consist of certain corporate debt securities and certain over-the-counter (“OTC”) derivative contracts. The valuation techniques used for these are described below.

Corporate Debt Securities: Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or movements in underlying credit spreads.

OTC Derivative Contracts: OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, and equity prices. The fair value of OTC derivative contracts can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

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

Securities Available-for-Sale

The Company classifies its investments in securities as available-for-sale as the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a weighted-average cost basis.

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

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold, but did not own prior to the sale. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company will be required to “cover” its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale. Changes in the value of these securities are reflected in net realized and unrealized gain on investments on the Company’s condensed consolidated statements of operations.

Loans

The Company purchases participations and assignments in corporate leveraged loans in the primary and secondary market. Loans are held for investment and the Company initially records loans at their purchase prices. The Company subsequently accounts for loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. In certain instances, where the credit fundamentals underlying a particular loan have materially changed in such a manner that the Company’s expected return may decrease, the Company may elect to sell a loan held for investment. Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. For corporate loans, unamortized premiums and unaccreted discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.

Loans Held for Sale

Loans held for sale consist of corporate leveraged loans that the Company has determined to no longer hold for investment. Loans held for sale are stated at lower of cost or estimated fair value.  Estimated fair value is estimated using dealer quotes and/or nationally recognized pricing services.

Allowance for Loan Losses

The Company’s allowance for estimated loan losses represents its estimate of probable credit losses inherent in the loan portfolio as of the balance sheet date. When determining the adequacy of the allowance for loan losses, the Company considers historical and industry loss experience, economic conditions and trends, the estimated fair values of its loans, credit quality trends and other factors that it determines are relevant. Additions to the allowance for loan losses are charged to current period earnings through the provision for loan losses. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. Amounts determined to be uncollectible are charged directly to the allowance for loan losses.

The allocated component of the Company’s allowance for loan losses consists of individual loans that are impaired and for which the estimated allowance for loan losses is determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Company considers a loan to be impaired when, based on current information and events, it believes it is probable that it will be unable to collect all amounts due to it based on the contractual terms of the loan. An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan decreases below the Company’s carrying value of such loan. While on non-accrual status, previously recognized accrued interest is reversed and interest income is recognized only upon actual receipt.

The unallocated component of the Company’s allowance for loan losses is determined in accordance with SFAS No. 5, Accounting for Contingencies. This component of the allowance for loan losses represents the Company’s estimate of losses inherent, but unidentified, in its portfolio as of the balance sheet date. The unallocated component of the allowance for loan losses is estimated based upon a review of the Company’s loan portfolio’s risk characteristics, risk grouping of loans in the portfolio based upon estimated probability of default and severity of loss based on loan type, and consideration of general economic conditions and trends.

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

Trust Preferred Securities

Trusts formed by the Company for the sole purpose of issuing trust preferred securities are not consolidated by the Company in accordance with FIN 46R as the Company has determined that it is not the primary beneficiary of such trusts. The Company’s investment in the common securities of such trusts is included in other assets on the Company’s condensed consolidated financial statements.

Derivative Financial Instruments

The Company recognizes all derivatives at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, the Company records changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive (loss) income. The Company subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in current period other income.

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

Foreign Currency

The Company makes investments in non-U.S. dollar denominated securities and loans. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the U.S. dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in a foreign currency are converted to the U.S. dollar using prevailing exchange rates on the balance sheet date. Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the U.S. dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in the condensed consolidated statements of operations.

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain expenses incurred on the Company’s behalf. See Note 12 for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Compensation

The Company accounts for share-based compensation issued to its directors and to its Manager using the fair value based methodology prescribed by SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and common share options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the graded vesting attribution and straight-line method pursuant to SFAS No. 123(R) to amortize compensation expense for the restricted common shares and common share options granted to the Manager.

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

The REIT Subsidiary elected, and KFH II will elect, to be taxed as a REIT and both are required to comply with the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”), with respect thereto. The REIT Subsidiary and KFH II are not subject to federal income tax to the extent that they currently distribute their income and satisfy certain asset, income and ownership tests, and recordkeeping requirements. Even though the REIT Subsidiary and KFH II qualified for federal taxation as REITs, they may be subject to some amount of federal, state, local and foreign taxes based on their taxable income.

KKR TRS Holdings, Ltd. (“TRS Ltd.”), CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2007-4, CLO 2008-1 and Wayzata are not consolidated for federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in KFN PEI VII, LLC (“PEI VII”), a domestic taxable corporate subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code.

Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2007-4 and CLO 2008-1 are foreign taxable corporate subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and TRS Ltd., is a foreign taxable corporate subsidiary that was formed to make certain foreign investments from time to time. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will generally be required to include their current taxable income in its calculation of its taxable income allocable to shareholders.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings per common share (“EPS”) in its condensed consolidated financial statements and footnotes thereto. Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, and the potential dilution of convertible senior notes using the if-converted method, if they are not anti-dilutive. See Note 4 for earnings per common share computations.

A rights offering whose exercise price at issuance is less than the fair value of the stock is considered to have a bonus element, resulting in an adjustment of the prior period number of shares outstanding used to calculate basic and diluted earnings per share. As a result of the $270.0 million common share rights offering that occurred during the third quarter of 2007, prior period weighted-average number of shares and earnings per share outstanding have been adjusted to reflect the issuance at less than fair value.

Recent Accounting Pronouncements

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS No. 140-3”). FSP SFAS No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008 and early adoption is not permitted. The Company does not expect the adoption of FSP SFAS No. 140-3 to have a material impact on its condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The additional disclosures required by SFAS No. 161 must be included in the Company’s consolidated financial statements beginning with the first quarter of 2009.

Note 3. Discontinued Operations

In August 2007, the Company’s board of directors approved a plan to exit its residential mortgage investment operations and sell the REIT Subsidiary. As of January 1, 2008, the REIT Subsidiary’s assets and liabilities consisted solely of those held by its two asset-backed commercial paper conduits (the “Facilities”).  During March 2008, the Company entered into an agreement with the holders of the secured liquidity notes (“SLNs”) issued by the Facilities (the “Noteholders”) in order to terminate the Facilities.  With respect to the agreement with the Noteholders, all of the residential mortgage-backed securities (“RMBS”) funded by the SLNs have been returned to the Noteholders in satisfaction of the SLNs and the Company has paid the Noteholders approximately $42.0 million in conjunction with this resolution. The Company had previously accrued $36.5 million for contingencies related to resolution of the Facilities and as a consequence of this transaction, the Company recorded an incremental charge during the quarter ended March 31, 2008 of $5.5 million. The agreement with the Noteholders resulted in approximately $3.6 billion par amount of RMBS being returned to the Noteholders in satisfaction of approximately $3.5 billion par amount of SLNs held by the Noteholders. Accordingly, the Company has removed the RMBS and SLNs that related to the Facilities from its condensed consolidated financial statements as of March 31, 2008. Under the agreement with the Noteholders, the Company and its affiliates have been released from any future obligations or liabilities to the Noteholders.

Separately, on March 31, 2008, the Company entered into a definitive agreement with Rock Capital 2 LLC pursuant to which Rock Capital 2 LLC will acquire a controlling interest in the REIT Subsidiary. This sale is expected to close during the second quarter of 2008 and is not expected to result in either a gain or loss.

Through the aforementioned transactions combined with sales of residential mortgage assets during 2007, the Company has completed significant steps in its plan to terminate its residential mortgage investment operations. As of March 31, 2008, the Company’s remaining residential mortgage portfolio consisted of $324.4 million of RMBS, of which $287.4 million was rated investment grade or higher and $37.0 million was rated below investment grade. Of the $324.4 million of RMBS, $203.1 million represented interests in residential mortgage securitization trusts that were not structured as qualifying special-purpose entities under GAAP.  The Company consolidated these trusts as it was the primary beneficiary of these entities under GAAP, and therefore reported total assets of $3.6 billion and total liabilities of $3.4 billion for these trusts in discontinued operations as of March 31, 2008, as shown in the table below. The Company accounts for its residential mortgage assets, consisting of RMBS and residential mortgage loans, and its residential mortgage liabilities, consisting of mortgage-backed securities issued, at estimated fair value with changes in estimated fair value included in income from discontinued operations on the Company’s condensed consolidated statements of operations.

Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of March 31, 2008	As of December 31, 2007
Assets
Restricted cash	$20,309	$4,622
Trading securities, at fair value	121,324	3,174,881
Loans, at fair value	3,605,232	3,921,323
Interest and principal receivable	15,625	18,603
Other assets	8,046	9,677
Assets of discontinued operations	$3,770,536	$7,129,106

	As of March 31, 2008	As of December 31, 2007
Liabilities
Repurchase agreements	$82,464	$168,106
Mortgage-backed securities issued, at fair value	3,410,163	3,169,353
Asset-backed secured liquidity notes, at fair value	—	3,519,860
Secured revolving credit facility	13,987	10,355
Derivative liabilities	—	9,909
Accounts payable, accrued expenses and other	2,798	123,701
Accrued interest payable	9,942	11,000
Liabilities of discontinued operations	$3,519,354	$7,012,284

The components of income from discontinued operations are as follows (amounts in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net investment income	$28,103	$17,031
Total other (loss) income	(14,539)	2,689
Non-investment expenses	(8,361)	(3,525)
Income from discontinued operations	$5,203	$16,195

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans as of March 31, 2008 and December 31, 2007 (dollar amounts in thousands):

	March 31, 2008		December 31, 2007
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	63	$23,076	96	$30,163
60 to 89 days	25	9,404	18	6,151
90 days or more	45	14,916	43	14,045
In foreclosure	52	16,288	38	11,800
Total	185	$63,684	195	$62,159

Fair Value Disclosures

Assets and liabilities recorded at fair value included in discontinued operations on the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value in accordance with SFAS No. 157.  None of the financial assets or liabilities included in discontinued operations were valued under level 1.  Mortgage-backed securities issued were valued under level 2.  Mortgage loans and trading securities, consisting of mortgage-backed securities, were transferred to level 3 from level 2 in the first quarter of 2008.  They were valued under level 3 because the level 3 input was significant to the fair value measurement of these assets.

The following table presents information about the Company’s assets and liabilities included in discontinued operations measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets:
Trading securities, at fair value	$—	$—	$121,324	$121,324
Loans, at fair value	—	—	3,605,232	3,605,232
Total	$—	$—	$3,726,556	$3,726,556
Liabilities:
Mortgage-backed securities issued, at fair value	$—	$3,410,163	$—	$3,410,163

The following table presents additional information about assets and liabilities that are measured at fair value on a recurring basis for which the Company has utilized significant unobservable inputs (level 3) to determine fair value, for the three months ended March 31, 2008 (amounts in thousands):

	Trading securities, at fair value	Loans, at fair value	Asset-backed secured liquidity notes
Beginning balance as of January 1, 2008	$—	$—	$(3,519,860)
Total gains or losses (realized and unrealized):
Included in earnings	—	—	—
Included in other comprehensive loss	—	—	—
Net transfers into level 3	121,324	3,605,232	—
Issuances	—	—	—
Adjustments for termination of the Facilities	—	—	3,519,860
Ending balance as of March 31, 2008	$121,324	$3,605,232	$—
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—

As of March 31, 2008, the Company did not have any assets or liabilities of discontinued operations measured at fair value on a non-recurring basis.

Note 4. Earnings per Share

The Company calculates basic net income per common share by dividing net income for the period by the weighted-average shares of its common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income by the weighted-average number of common shares plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding common share options and assumed vesting of outstanding restricted common shares using the treasury stock method, as well as the assumed conversion of convertible senior notes using the if-converted method, if they are not anti-dilutive.

The following table presents a reconciliation of basic and diluted net income per common share for the three months ended March 31, 2008 and 2007 (amounts in thousands, except per share information):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Income from continuing operations	$8,780	$32,229
Income from discontinued operations	5,203	16,195
Net income	$13,983	$48,424
Basic:
Basic weighted-average shares outstanding	115,048	80,239
Income per share from continuing operations	$0.08	$0.40
Income per share from discontinued operations	$0.04	$0.20
Net income per share	$0.12	$0.60
Diluted:
Basic weighted-average shares outstanding	115,048	80,239
Dilutive effect of share options and restricted common shares using the treasury method	551	1,489
Diluted weighted-average shares outstanding (1)	115,599	81,728
Income per share from continuing operations	$0.08	$0.39
Income per share from discontinued operations	$0.04	$0.20
Net income per share	$0.12	$0.59

(1)

Potential anti-dilutive common shares excluded from diluted income earnings per share for the three months ended March 31, 2008 were 9,677,430 related to convertible debt securities. There were no anti-dilutive common shares for the three months ended March 31, 2007.

Note 5. Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. As of March 31, 2008, the Company had securities sold, not yet purchased with a cost basis of $34.4 million and accumulated net unrealized gain of $3.7 million. As of December 31, 2007, the Company had securities sold, not yet purchased with a cost basis of $103.1 million and accumulated net unrealized gain of $2.7 million.

For the three months ended March 31, 2008, the Company had net realized gains on securities sold, not yet purchased of $6.0 million and net unrealized gains on securities sold, not yet purchased of $1.0 million.  There were no securities sold, not yet purchased during the three months ended March 31, 2007.

Note 6. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of March 31, 2008, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate securities	$1,269,404	$4,196	$(194,764)	$1,078,836
Common and preferred stock	49,000	68	(20,346)	28,722
Total	$1,318,404	$4,264	$(215,110)	$1,107,558

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2008 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$958,431	$(194,728)	$7,107	$(36)	$965,538	$(194,764)
Common and preferred stock	21,028	(15,071)	7,158	(5,275)	28,186	(20,346)
Total	$979,459	$(209,799)	$14,265	$(5,311)	$993,724	$(215,110)

The unrealized losses in the above table are temporary impairments due to market factors and are not reflective of credit deterioration. The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period. Because the Company has the intent and ability to hold these investments until recovery, the unrealized losses are not considered to be other-than-temporary impairments.

The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2007, which are carried at estimated fair value (amounts in thousands):

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

The unrealized losses in the above table exclude one investment in a corporate security that was deemed to be an other-than-temporary impairment for $5.9 million. The decline in fair value was deemed to be other-than-temporary in the fourth quarter of 2007 based on the Company’s intent to sell the security during 2008. This corporate security was sold during the first quarter 2008 at approximately the same value it was carried at as of December 31, 2007. When evaluating whether an impairment is other-than-temporary, the Company performs an analysis of the anticipated future cash flows and the ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. Additionally, the Company considers the current events specific to the issuer or industry including widening credit spreads and external credit ratings, as well as interest rate volatility.

All other unrealized losses in the table above are considered to be temporary impairments due to market factors and are not reflective of credit deterioration. The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period. Because the Company has the intent and ability to hold these investments until recovery, the related unrealized losses are not considered to be other-than-temporary impairments.

During the three months ended March 31, 2008, the Company had gross realized gains and losses from the sales of securities available-for-sale of $2.2 million and $11.3 million, respectively. During the three months ended March 31, 2007, the Company had gross realized gains and losses from the sales of securities available-for-sale of $4.7 million and $0.7 million, respectively. Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings under repurchase agreements and all other secured financing transactions. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under repurchase agreements and all other secured financing transactions as of March 31, 2008 (amounts in thousands):

	Corporate Securities	Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$392,179	$—
Pledged as collateral for borrowings under secured revolving credit facility	24,260
Pledged as collateral for borrowings under secured demand loan	—	24,284
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	607,609	—
Pledged as collateral for subordinated notes to affiliates	17,701	—
Total	$1,041,749	$24,284

The following table summarizes the estimated fair value of securities pledged as collateral under repurchase agreements and all other secured financing transactions as of December 31, 2007 (amounts in thousands):

	Corporate Securities	Preferred Stock
Pledged as collateral for borrowings under repurchase agreements	$487,297	$—
Pledged as collateral for borrowings under secured revolving credit facility	43,878	—
Pledged as collateral for borrowings under secured demand loan	—	34,483
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	762,776	—
Pledged as collateral for subordinated notes to affiliates	17,813	—
Total	$1,311,764	$34,483

Note 7. Loans and Allowance for Loan Losses

The following table summarizes the Company’s loans as of March 31, 2008 and December 31, 2007 (amounts in thousands):

	March 31, 2008				December 31, 2007
Description	Principal	Unamortized Discount	Estimated Fair Value Adjustment	Net Carrying Value	Principal	Unamortized Discount	Net Carrying Value
Corporate loans held for investment (1)	$9,103,151	$(158,858)	$—	$8,944,293	$8,766,169	$(106,961)	$8,659,208
Corporate loans held for sale	77,082	(5,200)	(4,002)	67,880	—	—	—
Total loans	$9,180,233	$(164,058)	$(4,002)	$9,012,173	$8,766,169	$(106,961)	$8,659,208

(1)     Excludes allowance for loan losses of $25.0 million.

As of March 31, 2008, approximately $71.9 million of corporate loans were classified as held for sale.  The Company recorded a $4.0 million charge to earnings related to these loans to adjust their carrying value to the lower of cost or estimated fair value. The Company had no loans held for sale as of December 31, 2007.  Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings under repurchase agreements and all other secured financing transactions. The following table summarizes the carrying value of corporate loans pledged as collateral under repurchase agreements and all other secured financing transactions as of March 31, 2008 (amounts in thousands):

Pledged as collateral for borrowings under repurchase agreements	$1,908,721
Pledged as collateral for borrowings under secured revolving credit facility	52,189
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	6,869,260
Pledged as collateral for subordinated notes to affiliates	172,650
Total	$9,002,820

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

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio for the three months ended March 31, 2008 (amounts in thousands):

Balance at January 1, 2008	$25,000
Provision for loan losses	—
Charge-offs	—
Balance at March 31, 2008	$25,000

The $25.0 million allowance for loan losses is unallocated as of March 31, 2008 as the Company has not deemed any individual loans as being impaired as of that date. No provision for loan losses was recorded during the three months ended March 31, 2008 and March 31, 2007.

Note 8. Borrowings

The Company leverages its portfolio of securities and loans through the use of repurchase agreements, warehouse facilities, demand loans, and securitization transactions structured as secured financings.

Certain information with respect to the Company’s borrowings as of March 31, 2008 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Repurchase agreements(2)	$2,397,771	3.24%	60	$2,006,110
Secured revolving credit facility(3)	129,319	3.78	533	62,879
Secured demand loan	16,176	3.00	30	24,284
CLO 2005-1 senior secured notes	831,577	3.57	3,313	822,528
CLO 2005-2 senior secured notes	808,087	3.39	3,527	843,398
CLO 2006-1 senior secured notes	727,500	3.45	3,799	883,848
CLO 2007-1 senior secured notes	2,368,500	3.59	4,793	2,443,204
CLO 2007-1 junior secured notes to affiliates(4)	431,292	—	4,793	444,895
CLO 2007-A senior secured notes	1,213,300	5.59	3,485	1,193,870
CLO 2007-A junior secured notes to affiliates(5)	94,128	—	3,485	92,621
Wayzata senior secured notes	200,000	3.87	1,690	181,504
Convertible senior notes	300,000	7.00	1,567	—
Junior subordinated notes	329,908	6.62	10,433	—
Subordinated notes to affiliates(6)	167,752	—		169,887
Total	$10,015,310			$9,169,028

(1)           Collateral for borrowings consists of securities available-for-sale and loans.

(2)           Includes repurchase agreements of $499.3 million collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company’s CLO subsidiaries.

(3)           Excludes $14.0 million in borrowings classified as discontinued operations. Includes $100.0 million in borrowings collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company’s CLO subsidiaries.

(4)           CLO 2007-1 junior secured notes to affiliates consist of (x) $244.7 million of mezzanine notes with a weighted average borrowing rate of 7.92% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)           CLO 2007-A junior secured notes to affiliates consist of (x) $79.0 million of mezzanine notes with a weighted average borrowing rate of 10.88% and (y) $15.1 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)           Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-4, CLO 2008-1 and Wayzata.

Certain information with respect to the Company’s borrowings as of December 31, 2007 is summarized in the following table (dollar amounts in thousands):

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

(2)           Includes repurchase agreements of $544.5 million collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company’s CLO subsidiaries.

(3)           Excludes $10.4 million in borrowings classified as discontinued operations. Includes $100.0 million in borrowings collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company’s CLO subsidiaries.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of March 31, 2008 and December 31, 2007 (amounts in thousands):

	As of March 31, 2008		As of December 31, 2007
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(38,225)	$383,333	$(19,018)
Fair Value Hedges:
Interest rate swaps	32,000	(2,844)	32,000	(1,212)
Free-Standing Derivatives:
Interest rate swaps	73,091	938	112,500	1,950
Credit default swaps—long	66,000	(2,762)	66,000	(1,154)
Credit default swaps—short	196,820	25,090	268,000	12,613
Total rate of return swaps	511,515	(87,028)	442,204	(21,998)
Foreign exchange contracts	6,656	10	6,656	3
Common stock warrants	—	111	—	799
Total	$1,269,415	$(104,710)	$1,310,693	$(28,017)

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three months ended March 31, 2008 and March 31, 2007, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations.

Note 10. Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows (amounts in thousands):

	As of March 31, 2008	As of December 31, 2007
Net unrealized losses on available-for-sale securities	$(213,186)	$(159,802)
Net unrealized losses on cash flow hedges	(37,255)	(19,018)
Transition adjustment to accumulated deficit in conjunction with fair value option election for residential mortgage-backed securities, currently held as discontinued operations	—	21,575
Accumulated other comprehensive loss	$(250,441)	$(157,245)

The components of other comprehensive (loss) income were as follows (amounts in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during period	$(84,108)	$6,914
Reclassification adjustments for losses realized in net income	9,149	17,767
Unrealized gains on available-for-sale securities from investment in unconsolidated affiliate	—	912
Unrealized (losses) gains on securities available-for-sale	(74,959)	25,593
Unrealized losses on cash flow hedges	(18,237)	(18,173)
Other comprehensive (loss) income	$(93,196)	$7,420

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of March 31, 2008, the 2007 Share Incentive Plan authorizes a total of 8,214,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On February 19, 2008, the Compensation Committee of the board of directors granted the Manager, for further distribution to employees of the Manager who have no ownership interest in the Manager, 1,097,000 restricted common shares that vest on February 19, 2011. The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2008	625,000	72,657	697,657
Issued	1,097,000	—	1,097,000
Vested	—	(16,120)	(16,120)
Cancelled	—	(2,839)	(2,839)
Forfeited	—	—	—
Unvested shares as of March 31, 2008	1,722,000	53,698	1,775,698

Pursuant to SFAS No. 123(R), the Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $12.66 and $27.43 per share at March 31, 2008 and March 31, 2007, respectively. There were $14.7 million and $11.6 million of total unrecognized compensation costs related to unvested restricted common shares granted as of March 31, 2008 and March 31, 2007, respectively.

The following table summarizes common share option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2008	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2008	1,932,279	$20.00

As of March 31, 2008 and December 31, 2007, 1,932,279 common share options were exercisable. As of March 31, 2008 and December 31, 2007, the common share options were fully vested and expire in August 2014. For the three months ended March 31, 2008 and 2007, the components of share-based compensation expense are as follows (amounts in thousands):

	Three months ended March 31, 2008	Three months March 31, 2007
Options granted to Manager	$—	$622
Restricted shares granted to Manager	462	5,110
Restricted shares granted to certain directors	178	106
Total share-based compensation expense	$640	$5,838

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

The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these guarantees on its condensed consolidated financial statements and determined that they are not material.

For the three months ended March 31, 2008, the Company incurred $7.4 million in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $0.5 million for the three months ended March 31, 2008 (see Note 11). The Company also reimbursed the Manager $2.5 million for expenses for the three months ended March 31, 2008. For the three months ended March 31, 2007, the Company incurred $7.2 million in base management fees. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $5.7 million for the three months ended March 31, 2007 (see Note 11). The Company also reimbursed the Manager $1.7 million for expenses for the three months ended March 31, 2007. Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statements of operations, non-investment expense category based on the nature of the expense.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during the three months ended March 31, 2008.

No incentive fees were earned by the Manager during the three months ended March 31, 2008, but $6.4 million were earned by the Manager during the three months ended March 31, 2007. An affiliate of the Company’s Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, and CLO 2007-A and is entitled to receive fees for the services performed as collateral manager. The collateral manager has permanently waived fees of approximately $8.7 million and $2.0 million, respectively, for the three months ended March 31, 2008 and March 31, 2007. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1. The Company recorded an expense of $1.3 million for collateral management fees for CLO 2005-1 for the three months ended March 31, 2008. The collateral manager evaluates such waivers on a quarterly basis and there are no assurances that the collateral manager will waive such management fees subsequent to March 31, 2008.

Note 13. Fair Value Disclosure

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets:
Securities available-for-sale	$28,722	$1,000,182	$78,654	$1,107,558
Loans held for sale	—	67,880	—	67,880
Total	$28,722	$1,068,062	$78,654	$1,175,438
Liabilities:
Derivatives, net	$—	$(105,759)	$1,049	$(104,710)
Securities sold, not yet purchased	(20,246)	(10,481)	—	(30,727)
Total	$(20,246)	$(116,240)	$1,049	$(135,437)

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2007
Assets:
Securities available-for-sale	$47,777	$1,212,266	$99,498	$1,359,541

Liabilities:
Derivatives, net	$—	$(28,819)	$802	$(28,017)
Securities sold, not yet purchased	(32,704)	(67,690)	—	(100,394)
Total	$(32,704)	$(96,509)	$802	$(128,411)

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended March 31, 2008 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available-For-Sale	Derivatives, net
Beginning balance as of December 31, 2007	$99,498	$802
Total gains or losses (realized and unrealized):
Included in earnings	—	764
Included in other comprehensive loss	(3,504)	—
Net transfers out of level 3	—	—
Purchases, sales, other settlements and issuances, net	(17,340)	(517)
Ending balance as of March 31, 2008	$78,654	$1,049
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date (1)	$—	$764

(1)                                  Amounts are included in net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended March 31, 2007 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available-For-Sale	Derivatives, net
Beginning balance as of December 31, 2006	$104,498	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	1,109
Included in other comprehensive loss	854	—
Net transfers into level 3	—	—
Purchases, sales, other settlements and issuances, net	—	—
Ending balance as of March 31, 2007	$105,352	$1,109
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date (1)	$—	$1,109

(1)                                  Amounts are included in net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

As of March 31, 2008 and December 31, 2007, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

Note 14. Subsequent Events

On April 8, 2008, the Company consummated a public offering of 34.5 million common shares at a price of $11.85 per common share.  Net proceeds from the transaction before expenses totaled $384.3 million, which the Company will use for general corporate purposes.

On May 1, 2008, the Company’s board of directors declared a cash distribution for the quarter ended March 31, 2008 on the Company’s common shares of $0.40 per share. The distribution is payable on May 30, 2008 to shareholders of record as of the close of business on May 15, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer, as of dates and for periods on and after May 4, 2007 to KKR Financial Holdings LLC and its subsidiaries and, as of dates and for periods prior to May 4, 2007, to our predecessor, KKR Financial Corp., and its subsidiaries; “Manager” means KKR Financial Advisors LLC; “KKR” means Kohlberg Kravis Roberts & Co. L.P. and its affiliated companies (excluding portfolio companies that are minority or majority owned or managed by funds associated with KKR); “Management Agreement” means the amended and restated management agreement between KKR Financial Holdings LLC and the Manager. The following management’s discussion and analysis (“MD&A”) is intended to assist the reader in understanding our business. The MD&A is provided as a supplement to, and should be read in conjunction with, our Condensed Consolidated Financial Statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp. (the “REIT Subsidiary”), a Maryland corporation. The REIT Subsidiary was originally incorporated in the State of Maryland on July 7, 2004 and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

On May 4, 2007, we completed a restructuring transaction (the “Restructuring Transaction”), pursuant to which the REIT Subsidiary became our subsidiary and each outstanding share of the REIT Subsidiary’s common stock was converted into one of our common shares, which are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol

“KFN”. Although we have not elected to be treated as a REIT for U.S. federal income tax purposes, we intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes.

We manage our liquidity with the intention of maintaining the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis.  Based on changes in our working capital, for any given period, the cash flows provided by operating activities may be less than the cumulative distributions paid on our shares for such period and such shortfall, if any, may be funded through the issuance of unsecured indebtedness or through the borrowing of additional amounts through the pledging of certain of our assets.  Our board of directors considers available liquidity when declaring distributions to shareholders.  As of March 31, 2008, we had unrestricted cash and cash equivalents totaling $210.7 million.

We are managed by KKR Financial Advisors LLC (our “Manager”) pursuant to a management agreement (the “Management Agreement”). The Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Discontinued Operations

In August 2007, our board of directors approved a plan to exit our residential mortgage investment operations and sell the REIT Subsidiary. As of January 1, 2008, the REIT Subsidiary’s assets and liabilities consisted solely of those held by our two asset-backed commercial paper conduits (the “Facilities”).  During March 2008, we entered into an agreement with the holders of the secured liquidity notes (“SLNs”) issued by the Facilities (the “Noteholders”) in order to terminate the Facilities.  With respect to the agreement with the Noteholders, all of the residential mortgage-backed securities (“RMBS”) funded by the SLNs have been returned to the Noteholders in satisfaction of the SLNs and we have paid the Noteholders approximately $42.0 million in conjunction with this resolution. We had previously accrued $36.5 million for contingencies related to resolution of the Facilities and as a consequence of this transaction, we recorded an incremental charge during the quarter ended March 31, 2008 for $5.5 million. The agreement with the Noteholders resulted in approximated $3.6 billion par amount of RMBS being returned to the Noteholders in satisfaction of approximately $3.5 billion par amount of SLNs held by the Noteholders. Accordingly, we have removed the RMBS and SLNs that related to the Facilities from our condensed consolidated financial statements as of March 31, 2008. Under the agreement with the Noteholders, both we and our affiliates have been released from any future obligations or liabilities to the Noteholders.

Separately, on March 31, 2008, we entered into a definitive agreement with Rock Capital 2 LLC pursuant to which Rock Capital 2 LLC will acquired a controlling interest in the REIT Subsidiary. This sale is expected to close during the second quarter of 2008 and is not expected to result in either a gain or loss.

Through the aforementioned transactions combined with sales of residential mortgage assets during 2007, we have completed significant steps in our plan to terminate our residential mortgage investment operations. As of March 31, 2008, our remaining residential mortgage portfolio consists of $324.4 million of RMBS, of which $287.4 million is rated investment grade or higher and $37.0 million is rated below investment grade. Of the $324.4 million of RMBS, $203.1 million represents interests in residential mortgage securitization trusts that are not structured as qualifying special-purpose entities under GAAP.  We consolidate these trusts as we are the primary beneficiary of these entities under GAAP, and therefore report total assets of $3.6 billion and total liabilities of $3.4 billion for these trusts in discontinued operations. We account for our residential mortgage assets, consisting of RMBS and residential mortgage loans, and our residential mortgage liabilities, consisting of mortgage-backed securities issued, at estimated fair value with changes in estimated fair value included in income from discontinued operations on our condensed consolidated statements of operations.

Common Share Offering

On April 8, 2008, we completed a public offering of 34.5 million common shares at a price of $11.85 per common share. Net proceeds from the transaction before expenses totaled $384.3 million, which we will use for general corporate purposes.

Cash Distributions to Shareholders

On May 1, 2008, our board of directors declared a cash distribution for the quarter ended March 31, 2008 on our common shares of $0.40 per share. The distribution is payable on May 30, 2008 to shareholders of record as of the close of business on May 15, 2008.

Investment Portfolio

As of March 31, 2008, our investment portfolio totaled $10.1 billion, representing an increase of 1% from $10.0 billion as of December 31, 2007. As of March 31, 2008, our investment portfolio primarily consisted of corporate loans and corporate debt securities totaling $10.1 billion and marketable equity securities consisting of preferred and common stock totaling $28.7 million. In addition, our investment portfolio included investments in non-marketable equity securities totaling $20.1 million as of March 31, 2008.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared by management in conformity with GAAP. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. We have reviewed these critical accounting policies with our board of directors and our audit committee.

Revenue Recognition

We account for interest income on our investments using the effective yield method. For investments purchased at par, the effective yield is the contractual coupon rate on the investment. Unamortized premiums and unaccreted discounts on non-residential mortgage-backed securities are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method. For securities representing beneficial interests in securitizations that are not highly rated (i.e., subordinate tranches of residential mortgage-backed securities), unamortized premiums and unaccreted discounts are recognized over the contractual life, adjusted for estimated prepayments and estimated credit losses of the securities using the effective interest method. Actual prepayment and credit loss experience is reviewed quarterly and effective yields are recalculated when differences arise between prepayments and credit losses originally anticipated compared to amounts actually received plus anticipated future prepayments.

Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. For corporate loans, unamortized premiums and unaccreted discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.

As of March 31, 2008, unamortized purchase premiums and unaccreted purchase discounts on our investment portfolio totaled $0.8 million and $189.5 million, respectively.

Fair Value of Financial Instruments

Effective January 1, 2007, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which requires additional disclosures about our assets and liabilities that are measured at fair value.

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

Fair value assets and liabilities that are generally included in this category are certain corporate debt securities and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities and certain derivatives.

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

Assets that are valued using level 3 of the fair value hierarchy primarily consist of certain corporate debt securities and certain over-the-counter (“OTC”) derivative contracts.  The valuation techniques used for these are described below.

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

Share-Based Compensation

We account for share-based compensation issued to members of our board of directors and our Manager using the fair value based methodology in accordance with SFAS No. 123(R), Share-based Compensation (“SFAS No. 123(R)”). We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common shares that we issued to members of our board of directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent the awards have not vested. Unvested restricted common shares are valued using observable secondary market prices. Unvested common share options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common share and common share options that we granted to our Manager using the graded vesting attribution and straight-line method in accordance with SFAS No. 123(R). As of March 31, 2008, the common share options were fully vested.

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended March 31, 2008, share-based compensation totaled $0.6 million. As of March 31, 2008, substantially all of the non-vested restricted common shares issued that are subject to SFAS No. 123(R) are subject to remeasurement. As of March 31, 2008, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.7 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of March 31, 2008, future unamortized share-based compensation totaled $14.7 million, of which $4.6 million, $4.8 million, and $5.3 million will be recognized in 2008, 2009, and beyond, respectively.

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on our condensed consolidated balance sheets at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, we record changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income. We subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in current period other (loss) income.

We formally document at inception our hedge relationships, including identification of the hedging instruments and the hedged items, our risk management objectives, strategy for undertaking the hedge transaction and our evaluation of effectiveness of its hedged transactions. Periodically, as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”), we also formally assesses whether the derivative designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting.

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of March 31, 2008, the estimated fair value of our net derivative liabilities totaled $104.7 million.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. Evaluating whether the impairment of an investment is other-than-temporary requires significant judgment and requires us to make certain estimates and assumptions. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of March 31, 2008, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $215.1 million, which if not recovered may result in the recognition of future losses. As of March 31, 2008, there were no impairments which were determined to be other-than-temporary which has been recorded in the condensed consolidated statements of operations.

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

The unallocated component of our allowance for loan losses is determined in accordance with SFAS No. 5, Accounting for Contingencies. This component of the allowance for loan losses represents our estimate of losses inherent, but unidentified, in our portfolio as of the balance sheet date. The unallocated component of the allowance for loan losses is estimated based upon a review of our loan portfolio’s risk characteristics, risk grouping of loans in the portfolio based upon estimated probability of default and severity of loss based on loan type, and consideration of general economic conditions and trends. As of March 31, 2008, our allowance for loan losses totaled $25.0 million.

Recent Accounting Pronouncements

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS No. 140-3”). FSP SFAS No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008 and early adoption is not permitted. We do not expect the adoption of FSP SFAS No. 140-3 to have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The additional disclosures required by SFAS No. 161 must be included in the Company’s consolidated financial statements beginning with the first quarter of 2009.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Summary

Our net income for the three months ended March 31, 2008 totaled $14.0 million (or $0.12 per diluted share) as compared to net income of $48.4 million (or $0.59 per diluted share) for the three months ended March 31, 2007. Income from continuing operations for the three months ended March 31, 2008 totaled $8.8 million (or $0.08 per diluted common share) as compared to $32.2 million (or $0.39 per diluted common share) for the three months ended March 31, 2007. The decrease in income from continuing operations of $23.4 million, or 73%, from 2007 to 2008 is primarily attributable to net realized and unrealized losses on investments, derivatives and foreign exchange totaling $53.8 million.

Net Investment Income

The following table presents the components of our net investment income for the three months ended March 31, 2008 and 2007:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Investment Income:
Corporate loans and securities interest income	$199,403	$85,237
Other interest income	11,044	2,578
Common and preferred stock dividend income	816	974
Net discount accretion	7,366	1,408
Total investment income	218,629	90,197
Interest Expense:
Repurchase agreements	27,281	6,229
Collateralized loan obligation senior secured notes	74,517	40,891
Secured revolving credit facility	2,526	987
Secured demand loan	323	604
Convertible senior notes	5,388	—
Junior subordinated notes	5,755	4,984
Other interest expense	746	634
Interest rate swaps	1,173	(47)
Total interest expense	117,709	54,282
Interest expense to affiliates	27,817	—
Net investment income	$73,103	$35,915

As presented in the table above, net investment income increased $37.2 million, or 103.6%, from 2007 to 2008. The increase is primarily attributable to the additional investments in our investment portfolio during 2008. As of March 31, 2008, we held $10.1 billion of investments in loans and securities available-for-sale. In comparison, as of March 31, 2007, investments in loans and securities available-for-sale totaled $4.0 billion.

Net investment income in the table above does not include equity in income of unconsolidated affiliate of nil and $7.0 million for the three months ended March 31, 2008 and 2007, respectively. Equity in income of unconsolidated affiliate reflects our pro rata interest in the net income of a limited partnership that was formed to hold the subordinated interests in three entities formed to execute secured financing transactions in the form of CLOs.

Other (Loss) Income

The following table presents the components of other (loss) income for the three months ended March 31, 2008 and 2007:

Comparative Other (Loss) Income Components

(Amounts in thousands)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaptions	$—	$(16)
Interest rate swaps	3,795	—
Credit default swaps	13,289	(42)
Total rate of return swaps	(62,625)	6,767
Common stock warrants	(688)	430
Foreign exchange contracts	6	—
Foreign exchange translation	(793)	(1)
Total net realized and unrealized (loss) gain on derivatives and foreign exchange	(47,016)	7,138
Net realized (loss) gain on investments	(9,757)	7,024
Net realized and unrealized gain on securities sold, not yet purchased	6,986	—
Lower of cost or estimated fair value adjustment on loans held for sale	(4,002)	—
Other income	4,955	2,049
Total other (loss) income	$(48,834)	$16,211

As presented in the table above, total other (loss) income totaled $(48.8) million for the three months ended March 31, 2008 as compared to $16.2 million for the three months ended March 31, 2007. The change in total other (loss) income is primarily attributable to a $47.0 million net realized and unrealized loss on derivatives and foreign exchange, of which $62.6 million was related to total rate of return swaps, partially offset by gains on credit default swaps.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three months ended March 31, 2008 and 2007:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Related party management compensation:
Base management fees	$7,433	$7,196
Incentive fees	—	6,371
Share-based compensation	462	5,731
Collateral management fees	1,264	—
Related party management compensation	9,159	19,298
Professional services	1,857	541
Insurance expense	161	194
Directors expenses	401	320
General and administrative expenses	3,911	5,749
Total non-investment expenses	$15,489	$26,102

As presented in the table above, our non-investment expenses decreased by $10.6 million for the three months ended March 31, 2008 compared to March 31, 2007. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,”

as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of nil and $6.4 million were earned by the Manager during the three months ended March 31, 2008 and 2007, respectively.

General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. The decrease in non-investment expense is primarily due to a decrease in share-based compensation related to the vesting of restricted common shares and common share options granted to our Manager in 2004, decline in estimated fair value of restricted common shares granted to our Manager in 2005, and the absence of incentive fees.

Income Tax Provision

After the Restructuring Transaction, we no longer elect to be treated as a REIT for U.S. federal income tax purposes; however, we intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. Therefore, we generally are not subject to U.S. federal income tax at the entity-level, but are subject to limited state income taxes. Holders of our shares are required to take into account their allocable share of each item of our income, gain, loss, deduction, and credit for our taxable year end ending within or with their taxable year.

The REIT Subsidiary elected, and KKR Financial Holdings II, LLC (“KFH II”) will elect, to be taxed as a REIT and we believe that they have complied with the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”), with respect thereto. The REIT Subsidiary and KFH II are not subject to federal income tax to the extent that they currently distribute their income and satisfy certain asset, income and ownership tests, and recordkeeping requirements.

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2007-4, Ltd. (“CLO 2007-4”), and KKR Financial CLO 2008-1, Ltd. (“CLO 2008-1”) are foreign taxable corporate subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and KKR TRS Holdings, Ltd. (“TRS Ltd.”), is a foreign taxable corporate subsidiary that was formed to make certain foreign investments from time to time. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally not subject to federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable corporate subsidiaries, they generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three months ended March 31, 2008 and 2007 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

Investment Portfolio

Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our investment portfolio as of March 31, 2008 and December 31, 2007, classified by interest rate type. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for securities, amortized cost for loans held for investment, and the lower of cost or estimated fair value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our investment portfolio as of March 31, 2008 classified by interest rate type:

Investment Portfolio

(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Corporate Loans	$8,943,364	$8,943,364	$8,049,728	87.1%
Corporate Debt Securities	156,934	201,704	156,934	1.7
Total Floating Rate	9,100,298	9,145,068	8,206,662	88.8
Fixed Rate:
Corporate Loans	68,809	68,809	64,902	0.7
Corporate Debt Securities	921,902	1,067,700	921,902	10.0
Total Fixed Rate	990,711	1,136,509	986,804	10.7
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	28,722	49,000	28,722	0.3
Non-Marketable Equity Securities	20,084	20,084	20,084	0.2
Total Marketable and Non-Marketable Equity Securities	48,806	69,084	48,806	0.5
Total(1)	$10,139,815	$10,350,661	$9,242,272	100.0%

(1)                                  Total carrying value excludes allowance for loan losses of $25.0 million.

The schedule above excludes equity securities sold, not yet purchased, with a cost of $34.4 million and for which we had accumulated net unrealized gains of $3.7 million as of March 31, 2008.

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

The schedule above excludes equity securities sold, not yet purchased, with a cost of $103.1 million and for which we had accumulated net unrealized gains of $2.7 million as of December 31, 2007.

Corporate Loans

Our corporate loan portfolio totaled $9.0 billion as of March 31, 2008 and $8.7 billion as of December 31, 2007. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans. As of March 31, 2008, $8.9 billion, or 99.2%, of our corporate loan portfolio was floating rate and $0.1 billion, or 0.8%, was fixed rate.  As of December 31, 2007, $8.6 billion, or 99.2% of our corporate loan portfolio was floating rate and $0.1 billion, or 0.8%, was fixed rate.

All of our corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly.  The weighted-average coupon on our floating rate corporate loans was 5.94% and 7.85% as of March 31, 2008 and December 31, 2007, respectively, and the weighted-average spread to London Interbank Offered Rates (“LIBOR”) of our floating rate corporate loan portfolio was 2.95% and 2.87% as of March 31, 2008 and December 31, 2007, respectively. The weighted-average years to maturity of our floating rate corporate loans was 5.5 years and 5.7 years as of March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, our fixed rate corporate loans had a weighted-average coupon of 11.06% and a weighted-average years to maturity of 5.6 years, as compared to 11.01% and 5.8 years, respectively, as of December 31, 2007.

As of March 31, 2008 and December 31, 2007, there were no corporate loan balances placed on non-accrual status. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability. As of March 31, 2008, none of our corporate loan investments were delinquent on principal or interest payments and none of the investments were in default status. Our allowance for loan losses totaled $25.0 million as of March 31, 2008 and December 31, 2007 and there were no charge-offs or provisions for additional losses recorded during the quarter ended March 31, 2008.

We recorded a $4.0 million charge to earnings during the quarter ended March 31, 2008 for the lower of cost or estimate fair value adjustment on loans held for sale of $71.9 million as of March 31, 2008. We had no loans held for sale as of December 31, 2007.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s and Standard & Poor’s ratings category as of March 31, 2008 and December 31, 2007:

Corporate Loans

(Amounts in thousands)

Ratings Category	As of March 31, 2008	As of December 31, 2007
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA–	—	—
A1/A+ through A3/A–	—	—
Baa1/BBB+ through Baa3/BBB–	5,713	10,353
Ba1/BB+ through Ba3/BB–	4,607,655	4,595,862
B1/B+ through B3/B–	4,031,135	3,391,638
Caa1/CCC+ and lower	535,730	405,584
Non-rated	—	362,731
Total	$9,180,233	$8,766,168

Corporate Debt Securities

Our corporate debt securities portfolio totaled $1.1 billion as of March 31, 2008 and $1.3 billion as of December 31, 2007. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior secured and subordinated notes.  As of March 31, 2008, $0.9 billion, or 85.5%, of our corporate debt securities portfolio was fixed rate and $0.2 billion, or 14.5%, was floating rate.  As of December 31, 2007, $1.1 billion, or 84.7% of our corporate debt securities portfolio was fixed rate and $0.2 billion, or 15.3%, was floating rate.

As of March 31, 2008, our fixed rate corporate debt securities had a weighted-average coupon of 10.43% and a weighted-average years to maturity of 7.3 years, as compared to 10.42% and 7.5 years, respectively, as of December 31, 2007.

All of our floating rate corporate debt securities have index reset frequencies of less than twelve months.  The weighted-average coupon on our floating rate corporate debt securities was 7.61% and 8.39% as of March 31, 2008 and December 31, 2007, respectively, and the weighted-average spread to LIBOR of our floating rate corporate debt securities was 3.21% and 3.28% as of March 31, 2008 and December 31, 2007, respectively. The weighted-average years to maturity of our floating rate corporate debt securities was 5.5 years and 5.4 years as of March 31, 2008 and December 31, 2007, respectively.

We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability. As of March 31, 2008, none of our investments corporate debt securities were delinquent on principal or interest payments and none of the investments were in default status.

The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) ratings category as of March 31, 2008 and December 31, 2007:

Corporate Debt Securities

(Amounts in thousands)

Ratings Category	As of March 31, 2008	As of December 31, 2007
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA–	—	—
A1/A+ through A3/A–	—	—
Baa1/BBB+ through Baa3/BBB–	—	—
Ba1/BB+ through Ba3/BB–	206,500	236,553
B1/B+ through B3/B–	411,281	431,478
Caa1/CCC+ and lower	669,250	772,315
Non-Rated	7,143	30,000
Total	$1,294,174	$1,470,346

Portfolio Purchases

We purchased $0.7 billion and $0.3 billion par amount of investments during the three months ended March 31, 2008 and 2007, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount of the securities and loans that were purchased:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	Three months ended March 31, 2008		Three months ended March 31, 2007
	Par Amount	%	Par Amount	%
Securities:
Corporate Debt Securities	$43,000	5.8%	$34,000	9.8%
Marketable Equity Securities	1,527	0.2	17,728	5.1
Non-Marketable Equity Securities	—	—	7,500	2.2
Total Securities Principal Balance	44,527	6.0	59,228	17.1
Loans:
Corporate Loans	694,573	94.0	287,687	82.9
Grand Total Principal Balance	$739,100	100.0%	$346,915	100.0%

The schedule above excludes equity securities sold, not yet purchased, with a cost of $34.4 million as of March 31, 2008. There were no equity securities sold, not yet purchased as of March 31, 2007.

Discontinued Operations

Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of March 31, 2008	As of December 31, 2007
Assets of discontinued operations	$3,770,536	$7,129,106
Liabilities of discontinued operations	$3,519,354	$7,012,284

Income from discontinued operations is as follows (amounts in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2007
Income from discontinued operations	$5,203	$16,195

Shareholders’ Equity

Our shareholders’ equity at March 31, 2008 and December 31, 2007 totaled $1.5 billion and $1.6 billion, respectively. Included in our shareholders’ equity as of March 31, 2008 and December 31, 2007, was accumulated other comprehensive loss totaling $250.4 million and $157.2 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three months ended March 31, 2008 were $1.6 billion and 3.6%, respectively, compared to $1.7 billion and 11.4%, respectively, for the three months ended March 31, 2007. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity. Our book value per share as of March 31, 2008 and December 31, 2007 was $12.96 and $14.27, respectively, and is computed based on 116,343,151 and 115,248,990 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively.

On May 1, 2008, our board of directors declared a cash distribution for the quarter ended March 31, 2008 on our common shares of $0.40 per share. The distribution is payable on May 30, 2008 to shareholders of record as of the close of business on May 15, 2008.

Liquidity and Capital Resources

We manage our liquidity with the intention of maintaining the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Based on changes in our working capital, for any given period the cash flows provided by operating activities may be less than the cumulative distributions paid on our shares for such period and such shortfall, if any, may be funded through the issuance of unsecured indebtedness or through the borrowing of additional amounts through the pledging of certain of our assets. Our board of directors considers available liquidity when declaring distributions to shareholders. As of March 31, 2008, we had unrestricted cash and cash equivalents totaling $210.7 million.

We believe that our liquidity level and access to additional financing is in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures, distributions to our shareholders and implementing our long-term business strategy, although there can be no assurance in this regard. As of March 31, 2008, we owed our Manager $4.9 million for the payment of management fees, collateral management fees and reimbursable expenses pursuant to the Management Agreement.

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

Sources of Funds

Common Share Offering

On April 8, 2008, we completed a public offering of 34.5 million common shares at a price of $11.85 per common share. Net proceeds from the transaction before expenses totaled $384.3 million, which we will use for general corporate purposes.

Repurchase Agreements

As of March 31, 2008, we had $2.4 billion outstanding on repurchase facilities with six counterparties with a weighted average effective rate of 3.24% and a weighted average remaining term to maturity of 60 days. Because we borrow under repurchase agreements based on the estimated fair value of our pledged investments, and because changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

Secured Credit Facility

On December 14, 2007, we amended our Second Amended and Restated Credit Agreement, dated May 4, 2007, with Bank of America, N.A., as Administrative Agent and the lender parties thereto, and the REIT Subsidiary, KKR TRS Holdings, Inc. (“TRS Inc.”), TRS Ltd., KFH II, KFH III, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd. The amendment decreased the size of the credit facility from $800.0 million to $500.0 million. Outstanding borrowings under the credit facility bear interest at either (a) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.825% for borrowings under tranche A of the facility and 1.075% for borrowings under tranche B of the facility or (b) an alternate base rate per annum equal to the greater of (i) the prime rate in effect on such day and (ii) the federal funds rate in effect on such day plus 0.50%. In addition, pursuant to this amendment our financial covenants were amended to now require that we:

•                  maintain adjusted consolidated tangible net worth of at least $1.437 billion plus an amount equal to 85% of the net proceeds, subject to certain exceptions, from the issuance of equity interests (as defined in the amendment) subsequent to September 30, 2007;

•                  not permit our adjusted net income from continuing operations (as defined in the amendment) to be less than $1.00 for any quarter; and

•                  not exceed a leverage ratio (as defined in the amendment) of 4.75 to 1.0, computed on a basis that generally excludes debt of discontinued operations.

Capital Utilization and Leverage

As of March 31, 2008 and December 31, 2007, we had shareholders’ equity totaling $1.5 billion and $1.6 billion, respectively and our leverage was 6.6 times and 6.1 times equity, respectively.

Off-Balance Sheet Commitments

As of March 31, 2008, we had committed to purchase corporate loans with aggregate commitments totaling $13.7 million. In a typical loan syndication, there is a delay between the time we are informed of our allocable portion of such loan and the actual funding of such loan.

We participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of March 31, 2008, we had unfunded financing commitments totaling $135.1 million.

REIT Matters

As of March 31, 2008, we believe that the REIT Subsidiary and KFH II qualified as REITs under the provisions of the Code. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT’s total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of a REIT’s gross income come from real estate sources and at least 95% of a REIT’s gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of March 31, 2008, we believe that the REIT Subsidiary and KFH II were in compliance with such requirements. As of March 31, 2008, we also believe that the REIT Subsidiary and KFH II met all of the REIT requirements regarding the ownership of their common stock and shares, respectively, and the distribution of their taxable income. However, the sections of the Code and the corresponding U.S. Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and each REIT subsidiary’s qualification and taxation as a REIT depends upon its ability to meet various qualification tests imposed under the Code (such as those described above), including through its actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that the REIT Subsidiary and KFH II have been organized and have operated, or will continue to be organized and operated, in a manner so as to qualify or remain qualified as REITs.

To maintain their status as REITs for federal income tax purposes, the REIT Subsidiary and KFH II are required to distribute at least 90% of their REIT taxable income for each year. In addition, for each taxable year, to avoid certain federal excise taxes, the REIT Subsidiary and KFH II are required to declare and pay dividends amounting to certain designated percentages of their taxable income by the end of such taxable year. For the periods covered by our calendar year 2008 and 2007 federal tax return, we believe that the REIT Subsidiary and KFH II met all of the distribution requirements of a REIT.

Exemption from Regulation under the Investment Company Act

We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(l)(C) of the Investment Company Act defines as an investment company any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of an investment company set forth in Section 3(c)(l) or Section 3(c)(7) of the Investment Company Act.

After the Restructuring Transaction, we were organized as a holding company that conducts its businesses primarily through majority-owned subsidiaries. As a result, the securities issued to us by our subsidiaries that are excepted from the definition of an “investment company” by Section 3(c)(l) or 3(c)(7) of the Investment Company Act, together with any other “investment securities” we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis. The determination of whether an entity is a majority-owned subsidiary of ours is made by us. The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies, including CLO issuers, in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test.

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

The following table summarizes the estimated net fair value of our derivative instruments held at March 31, 2008 and December 31, 2007 (amounts in thousands):

Derivative Fair Value

	As of March 31, 2008		As of December 31, 2007
	Notional	Fair Value	Notional	Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(38,225)	$383,333	$(19,018)
Fair Value Hedges:
Interest rate swaps	32,000	(2,844)	32,000	(1,212)
Free-Standing Derivatives:
Interest rate swaps	73,091	938	112,500	1,950
Credit default swaps—long	66,000	(2,762)	66,000	(1,154)
Credit default swaps—short	196,820	25,090	268,000	12,613
Total rate of return swaps	511,515	(87,028)	442,204	(21,998)
Foreign exchange contracts	6,656	10	6,656	3
Common stock warrants	—	111	—	799
Total	$1,269,415	$(104,710)	$1,310,693	$(28,017)

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.                          Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2008 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s three months ending March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

None.

Item 1A.                 Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Date: May 1, 2008