Form 10-Q
period 2008-06-30
KKR Financial Holdings LLC
filed 2008-08-07
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of the registrant’s common shares outstanding as of August 1, 2008 was 150,881,500.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	As of June 30, 2008	As of December 31, 2007
Assets
Cash and cash equivalents	$189,008	$524,080
Restricted cash and cash equivalents	730,303	1,067,797
Securities available-for-sale, $1,087,747 and $1,346,247 pledged as collateral as of June 30, 2008 and December 31, 2007, respectively	1,117,788	1,359,541
Corporate loans, net of allowance for loan losses of $35,000 and $25,000 as of June 30, 2008 and December 31, 2007, respectively	8,708,005	8,634,208
Residential mortgage-backed securities, at estimated fair value, $72,668 and $117,833 pledged as collateral as of June 30, 2008 and December 31, 2007, respectively	115,652	131,688
Residential mortgage loans, at estimated fair value	3,394,996	3,921,323
Corporate loans held for sale	66,652	—
Derivative assets	28,436	18,737
Interest and principal receivable	111,038	162,465
Non-marketable equity securities	20,079	20,084
Reverse repurchase agreements	—	69,840
Other assets	78,459	86,504
Assets of discontinued operations	—	3,049,758
Total assets	$14,560,416	$19,046,025
Liabilities
Repurchase agreements	$—	$2,808,066
Collateralized loan obligation senior secured notes	7,549,318	5,948,610
Collateralized loan obligation junior secured notes to affiliates	525,420	525,420
Secured revolving credit facility	378,306	167,024
Secured demand loan	—	24,151
Convertible senior notes	300,000	300,000
Junior subordinated notes	293,826	329,908
Subordinated notes to affiliates	80,000	152,574
Residential mortgage-backed securities issued, at estimated fair value	3,204,392	3,169,353
Accounts payable, accrued expenses and other liabilities	13,392	7,390
Accrued interest payable	97,749	114,035
Accrued interest payable to affiliates	55,375	44,121
Related party payable	5,439	9,694
Securities sold, not yet purchased	22,890	100,394
Derivative liabilities	116,880	56,663
Liabilities of discontinued operations	—	3,644,083
Total liabilities	12,642,987	17,401,486
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common shares, no par value, 250,000,000 shares authorized, and 150,843,151 and 115,248,990 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Paid-in-capital	2,551,800	2,167,156
Accumulated other comprehensive loss	(202,586)	(157,245)
Accumulated deficit	(431,785)	(365,372)
Total shareholders’ equity	1,917,429	1,644,539
Total liabilities and shareholders’ equity	$14,560,416	$19,046,025

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations

(Unaudited)
(Amounts in thousands, except per share information)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net investment income:
Securities interest income	$34,788	$27,262	$74,597	$49,935
Loan interest income	184,550	146,435	401,087	277,812
Dividend income	1,092	965	1,908	1,940
Other interest income	4,998	5,674	16,074	8,251
Total investment income	225,428	180,336	493,666	337,938
Interest expense	(128,037)	(124,265)	(282,102)	(236,050)
Interest expense to affiliates	(19,707)	(8,256)	(47,525)	(8,256)
Provision for loan losses	(10,000)	—	(10,000)	—
Net investment income	67,684	47,815	154,039	93,632
Other (loss) income:
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(5,918)	6,481	(52,934)	13,619
Net realized and unrealized (loss) gain on investments	(17,217)	26,739	(30,976)	33,764
Net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(5,594)	1,526	(14,772)	(1,691)
Net realized and unrealized gain on securities sold, not yet purchased	1,664	575	8,650	575
Gain on extinguishment of debt	17,225	—	17,225	—
Other income	513	2,540	5,469	4,588
Total other (loss) income	(9,327)	37,861	(67,338)	50,855
Non-investment expenses:
Related party management compensation	10,387	15,114	19,546	34,413
General, administrative and directors expenses	5,752	3,991	10,274	10,252
Professional services	1,071	759	2,928	1,300
Loan servicing	2,391	2,939	4,960	6,023
Total non-investment expenses	19,601	22,803	37,708	51,988
Income from continuing operations before equity in income of unconsolidated affiliate and income tax expense	38,756	62,873	48,993	92,499
Equity in income of unconsolidated affiliate	—	5,725	—	12,706
Income from continuing operations before income tax expense	38,756	68,598	48,993	105,205
Income tax expense	(116)	(83)	(116)	(859)
Income from continuing operations	38,640	68,515	48,877	104,346
(Loss) income from discontinued operations	(1,079)	(15,544)	2,668	(2,951)
Net income	$37,561	$52,971	$51,545	$101,395

Net income per common share:
Basic
Income per share from continuing operations	$0.26	$0.85	$0.38	$1.30
(Loss) income per share from discontinued operations	—	(0.19)	0.02	(0.04)
Net income per share	$0.26	$0.66	$0.40	$1.26
Diluted
Income per share from continuing operations	$0.26	$0.84	$0.37	$1.28
(Loss) income per share from discontinued operations	—	(0.19)	0.02	(0.04)
Net income per share	$0.26	$0.65	$0.39	$1.24

Weighted-average number of common shares outstanding:
Basic	146,025	80,241	130,289	80,240
Diluted	146,749	81,933	130,964	81,805

Distributions declared per common share	$0.40	$0.56	$0.90	$1.10

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)
(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2008	115,249	$2,167,156	$(157,245)	$(365,372)		$1,644,539
Net income	—	—	—	51,545	$51,545	51,545
Net change in unrealized gain on cash flow hedges	—	—	839	—	839	839
Net change in unrealized loss on securities available-for-sale	—	—	(46,180)		(46,180)	(46,180)
Comprehensive income					$6,204
Cash distributions on common shares	—	—	—	(117,958)		(117,958)
Cancellation of restricted common shares	(3)	—	—			—
Grant of restricted common shares to the Manager	1,097	—	—	—		—
Proceeds from issuance of common shares, net of offering costs	34,500	383,631	—	—		383,631
Amortization of restricted common shares	—	1,013	—	—		1,013
Balance at June 30, 2008	150,843	$2,551,800	$(202,586)	$(431,785)		$1,917,429

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows

(Unaudited)
(Amounts in thousands)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Cash flows from operating activities:
Net income	$51,545	$101,395
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss (gain) on derivatives, foreign exchange, and securities sold, not yet purchased	44,284	(14,194)
Gain on extinguishment of debt	(17,225)	—
Write-off of debt issuance costs	1,071	2,247
Lower of cost or estimated fair value adjustment on corporate loans held for sale and provision for loan losses	12,637	—
Impairment of securities available-for-sale	9,688	—
Share-based compensation	1,013	6,692
Net unrealized loss (gain) on residential mortgage-backed securities, residential mortgage loans, and liabilities at estimated fair value	(4,824)	14,491
Net realized loss (gain) on sales of investments	20,150	(33,560)
Depreciation and net amortization	(14,516)	3,869
Equity in income of unconsolidated affiliate	—	(12,706)
Changes in assets and liabilities:
Interest receivable	41,049	(2,068)
Other assets	(7,325)	(38,332)
Related party payable	(4,255)	4,289
Accounts payable, accrued expenses and other liabilities	(43,235)	(1,843)
Accrued interest payable	(16,808)	(35,983)
Accrued interest payable to affiliates	36,614	8,256
Income tax liability	12	(101)
Net cash provided by operating activities	109,875	2,452
Cash flows from investing activities:
Principal payments from investments	966,000	2,264,015
Proceeds from sale of investments	823,721	1,119,841
Purchases of investments	(1,337,887)	(1,756,054)
Net proceeds, purchases, and settlements of derivatives	18,131	4,140
Net change in reverse repurchase agreements	69,840	—
Net additions to restricted cash and cash equivalents	337,847	(575,154)
Restricted cash and cash equivalents acquired due to consolidation of KKR Financial CLO 2007-1, Ltd.	—	57,104
Additions of leasehold improvements and equipment	—	(232)
Investment in unconsolidated affiliate	—	(60,327)
Net cash provided by investing activities	877,652	1,053,333
Cash flows from financing activities:
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	(2,620,935)	(3,870,407)
Net change in asset-backed secured liquidity notes	(136,596)	237,226
Repayment of residential mortgage-backed securities issued	(363,500)	—
Issuance of collateralized loan obligation senior secured notes	1,600,000	2,368,500
Net change in subordinated notes to affiliates	(47,880)	262,103
Net change in junior subordinated notes	(18,857)	70,000
Net proceeds from common share offering	383,631	—
Distributions on common shares	(117,958)	(88,511)
Other capitalized costs	(504)	(16,340)
Net cash used in financing activities	(1,322,599)	(1,037,429)
Net (decrease) increase in cash and cash equivalents	(335,072)	18,356
Cash and cash equivalents at beginning of period	524,080	5,125
Cash and cash equivalents at end of period	$189,008	$23,481
Supplemental cash flow information:
Cash paid for interest	$357,894	$424,725
Cash paid for income taxes	$99	$1,590
Non-cash investing and financing activities:
Net receivable for securities sold	$(660)	$(312,553)
Conversion from corporate loans to corporate securities	$228,350	$—
Distributions of securities to the asset-backed secured liquidity noteholders	$3,623,049	$—
Affiliate contributions for collateralized loan obligation junior secured notes	$—	$169,209

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

KKR Financial Holdings LLC is a Delaware limited liability company and was organized on January 17, 2007. KKR Financial Holdings LLC is the successor to KKR Financial Corp. (the “REIT Subsidiary”), a Maryland corporation. The REIT Subsidiary was originally incorporated in the State of Maryland in July 2004 and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. On May 4, 2007, KKR Financial completed a restructuring transaction (the “Restructuring Transaction”), pursuant to which the REIT Subsidiary became a subsidiary of KKR Financial and each outstanding share of the REIT Subsidiary’s common stock was converted into one of KKR Financial’s common shares, which are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “KFN”. KKR Financial intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. The Restructuring Transaction has been accounted for as a reorganization of entities under common control whereby the consolidated assets and liabilities of the Company were recorded at the historical cost of the REIT Subsidiary, as reflected on its condensed consolidated financial statements. The Company is considered the REIT Subsidiary’s successor for accounting purposes, and the REIT Subsidiary’s condensed consolidated financial statements for prior periods are the Company’s historical condensed consolidated financial statements presented herein. On June 30, 2008, the Company completed the sale of a controlling interest in the REIT Subsidiary to Rock Capital 2 LLC, which did not result in a gain or loss.

KKR Financial Advisors LLC (the “Manager”), a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (previously known as KKR Financial LLC ), manages the Company pursuant to a management agreement (the “Management Agreement”). In June 2008, Kohlberg Kravis Roberts & Co. (Fixed Income) LLC became a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. The REIT Subsidiary, which was sold on June 30, 2008, is presented as discontinued operations for financial statement purposes. Previously, the Company’s residential mortgage investment operations were also classified as discontinued operations; however, the Company no longer deems a sale or transfer of its remaining residential mortgage portfolio to be probable in the near term. Accordingly, the Company’s remaining residential mortgage investment operations are presented as continuing operations and the associated prior period amounts for existing residential mortgage assets and liabilities as of June 30, 2008 were reclassified as such for comparative purposes. See Note 3 for further discussion.

These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information.

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

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd.  (“CLO 2007-A”), and Wayzata Funding LLC (“Wayzata”), are entities established to complete secured financing transactions. These entities are VIEs and are not considered to be qualifying special-purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards  (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these condensed consolidated financial statements. Additionally, the Company is the primary beneficiary of six residential mortgage loan securitization trusts that are not considered to be QSPEs under SFAS No. 140 and the Company has therefore included the accounts of these entities in these condensed consolidated financial statements.

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

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset.

Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain derivatives.

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

Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, the Company does not require that fair value always be a predetermined point in the bid-ask range. The Company’s policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets the Company’s best estimate of fair value.

Assets and liabilities that are valued using level 3 of the fair value hierarchy primarily consist of certain corporate debt securities, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain over-the-counter (“OTC”) derivative contracts. The valuation techniques used for these are described below.

Residential Mortgage-Backed Securities, Residential Mortgage Loans, and Residential Mortgage-Backed Securities Issued: Residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions, nationally recognized pricing services, or broker quotes), comparisons to benchmark derivative indices or movements in underlying credit spreads.

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

Residential Mortgage-Backed Securities

Effective January 1, 2007, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of Statement 115 (“SFAS No. 159”), and elected the option of carrying its residential mortgage-backed securities at estimated fair value, with unrealized gains and losses reported in income. Estimated fair values are based on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a weighted-average cost basis.

Securities Available-for-Sale

The Company classifies its investments in corporate debt securities and marketable equity securities as available-for-sale as the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, or on estimates provided by independent pricing sources or dealers who make markets in such securities. Upon the sale of a security, the realized net gain or loss is computed on a weighted-average cost basis. Purchases and sales of securities are recorded on the trade date.

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

Corporate Loans

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

Residential Mortgage Loans

Effective January 1, 2007, the Company adopted SFAS No. 159 and elected the option to carry its residential mortgage loans at estimated fair value, with unrealized gains and losses reported in income. Estimated fair values are based on estimates provided by independent pricing sources or dealers who make markets in such securities.

Corporate Loans Held for Sale

Corporate loans held for sale consist of leveraged loans that the Company has determined to no longer hold for investment. Corporate loans held for sale are stated at lower of cost or estimated fair value.

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

Borrowings

The Company finances the acquisition of its investments, including loans, residential mortgage-backed securities, and securities available-for-sale, primarily through the use of secured borrowings in the form of securitization transactions structured as secured financings, repurchase agreements, warehouse facilities, demand loans, and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

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

KKR Financial Holdings II, LLC (“KFH II”), a wholly-owned subsidiary of the Company which holds certain real estate mortgage-backed securities, elected to be taxed as a REIT and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. KFH II is not subject to federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements. Even though KFH II qualified for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on their taxable income.

KKR TRS Holdings, Ltd. (“TRS Ltd.”), CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, and Wayzata are not consolidated for federal income tax return purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in KFN PEI VII, LLC (“PEI VII”), a domestic taxable corporate subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code.

Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, and CLO 2007-A are foreign taxable corporate subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and TRS Ltd., is a foreign taxable corporate subsidiary that was formed to make certain foreign investments from time to time. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will generally be required to include their current taxable income in its calculation of its taxable income allocable to shareholders.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS No. 140-3”). FSP SFAS No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for the Company for repurchase financings in which the initial transfer is entered into after December 31, 2008 and early adoption is not permitted. The Company does not expect the adoption of FSP SFAS No. 140-3 to have a material impact on its financial statements.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FSP requires that issuers of convertible debt instruments that may be settled wholly or partly in cash when converted should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in lower net income. Prior to the adoption of FSP APB 14-1, APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. The 7.00% convertible senior notes issued by the Company in July 2007 will be subject to FSP ABP 14-1. FSP APB 14-1 is effective for the Company retroactively on January 1, 2009 and early adoption is prohibited. The Company has determined that the adoption of FSP APB 14-1 does not have a material impact on its financial statements.

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS No. 163 requires recognition of an insurance claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, and early application is not permitted. The Company does not expect the adoption of SFAS No. 163 to have a material impact on its financial statements.

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

As of June 30, 2008, the Company substantially completed its plan to exit its residential mortgage investment operations through the sale of certain of its residential mortgage-backed securities in the third quarter of 2007 and the agreement with the Noteholders related to the Facilities described above. In addition, on June 30, 2008, the Company completed the sale of a controlling interest in the REIT Subsidiary to Rock Capital 2 LLC, which did not result in a gain or loss. Accordingly, the REIT Subsidiary is presented as discontinued operations for financial statement purposes for all periods presented.

The Company no longer deems a sale or transfer of its remaining residential mortgage portfolio to be probable in the near term. As such, the Company’s remaining residential mortgage investment operations, which were previously presented as discontinued operations, are presented as continuing operations and the associated prior period amounts presented in the Company’s condensed consolidated financial statements relating to the Company’s existing residential mortgage assets and liabilities as of June 30, 2008 have been reclassified for comparative presentation.

As of June 30, 2008, the Company’s remaining residential mortgage portfolio consisted of $315.2 million of RMBS, of which $279.6 million was rated investment grade or higher and $35.6 million was rated below investment grade. Of the $315.2 million of RMBS, $199.5 million represented interests in residential mortgage securitization trusts that were not structured as QSPEs.  The Company consolidated these trusts as it was the primary beneficiary of these entities and therefore reported total assets of $3.4 billion and total liabilities of $3.2 billion for these trusts in continuing operations as of June 30, 2008.

Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of June 30, 2008	As of December 31, 2007
Assets
Restricted cash and cash equivalents	$—	$353
Investments in securities and loans, at fair value	—	3,043,193
Interest and principal receivable	—	3,734
Other assets	—	2,478
Assets of discontinued operations	$—	$3,049,758

	As of June 30, 2008	As of December 31, 2007
Liabilities
Asset-backed secured liquidity notes, at fair value	$—	$3,519,860
Accounts payable, accrued expenses and other liabilities	—	123,701
Accrued interest payable	—	522
Liabilities of discontinued operations	$—	$3,644,083

The components of income from discontinued operations are as follows (amounts in thousands):

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net investment income	$—	$3,841	$16,795	$10,969
Other loss	—	(18,909)	(5,361)	(13,004)
Non-investment expenses	(1,079)	(476)	(8,766)	(916)
(Loss) income from discontinued operations	$(1,079)	$(15,544)	$2,668	$(2,951)

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

The following table presents a reconciliation of basic and diluted net income per common share for the three and six months ended June 30, 2008 and 2007 (amounts in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$38,640	$68,515	$48,877	$104,346
(Loss) income from discontinued operations	(1,079)	(15,544)	2,668	(2,951)
Net income	$37,561	$52,971	$51,545	$101,395

Basic:
Basic weighted-average shares outstanding	146,025	80,241	130,289	80,240
Income per share from continuing operations	$0.26	$0.85	$0.38	$1.30
(Loss) income per share from discontinued operations	—	(0.19)	0.02	(0.04)
Net income per share	$0.26	$0.66	$0.40	$1.26

Diluted:
Basic weighted-average shares outstanding	146,025	80,241	130,289	80,240
Dilutive effect of share options and restricted common shares using the treasury method	724	1,692	675	1,565
Diluted weighted-average shares outstanding (1)	146,749	81,933	130,964	81,805
Income per share from continuing operations	$0.26	$0.84	$0.37	$1.28
(Loss) income per share from discontinued operations	—	(0.19)	0.02	(0.04)
Net income per share	$0.26	$0.65	$0.39	$1.24

(1)

Potential anti-dilutive common shares excluded from diluted income earnings per share for the three and six months ended June 30, 2008 were 9,677,430 and 4,825,458, respectively, related to convertible debt securities, and 1,932,279 related to common share options. There were 1,932,279 of potential anti-dilutive common share options for the three and six months ended June 30, 2007.

Note 5. Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. As of June 30, 2008, the Company had securities sold, not yet purchased with a cost basis of $27.2 million and accumulated net unrealized gain of $4.3 million. As of December 31, 2007, the Company had securities sold, not yet purchased with a cost basis of $103.1 million and accumulated net unrealized gain of $2.7 million.

For the three and six months ended June 30, 2008, the Company had net realized gains on securities sold, not yet purchased of $1.1 million and $7.1 million, respectively, and net unrealized gains on securities sold, not yet purchased of $0.6 million and $1.6 million, respectively. For the three and six months ended June 30, 2007, the Company had net realized gains on securities sold, not yet purchased of $0.1 million and net unrealized gains on securities sold, not yet purchased of $0.4 million, respectively.

Note 6. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of June 30, 2008, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1,272,932	$5,977	$(178,787)	$1,100,122
Marketable equity securities	28,155	—	(10,489)	17,666
Total	$1,301,087	$5,977	$(189,276)	$1,117,788

The following table shows the gross unrealized losses and estimated fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2008 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	$398,514	$(29,259)	$515,739	$(149,528)	$914,253	$(178,787)
Marketable equity securities	17,666	(10,489)	—	—	17,666	(10,489)
Total	$416,180	$(39,748)	$515,739	$(149,528)	$931,919	$(189,276)

The unrealized losses in the above table exclude one investment in a preferred stock that is deemed to have an other-than-temporary impairment of $9.7 million. This other-than-temporary impairment was recognized in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations. When evaluating whether an impairment is other-than-temporary, the Company performs an analysis of the anticipated future cash flows and the ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. Additionally, the Company considers the current events specific to the issuer or industry including widening credit spreads and external credit ratings, as well as interest rate volatility.

The unrealized losses in the above table are considered to be temporary impairments due to market factors and are not reflective of credit deterioration. The Company has performed credit analyses in relation to these investments and believes the carrying value of these investments to be fully recoverable over their expected holding period. Because the Company has the intent and ability to hold these investments until recovery, the unrealized losses are not considered to be other-than-temporary impairments.

The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2007, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1,438,027	$8,706	$(134,969)	$1,311,764
Marketable equity securities	58,529	24	(10,776)	47,777
Total	$1,496,556	$8,730	$(145,745)	$1,359,541

The following table shows the gross unrealized losses and estimated fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2007 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	$1,075,296	$(134,969)	$—	$—	$1,075,296	$(134,969)
Marketable equity securities	35,402	(7,664)	9,321	(3,112)	44,723	(10,776)
Total	$1,110,698	$(142,633)	$9,321	$(3,112)	$1,120,019	$(145,745)

The unrealized losses in the above table exclude one investment in a corporate security that was deemed to be an other-than-temporary impairment of $5.9 million. The decline in fair value was deemed to be other-than-temporary in the fourth quarter of 2007 based on the Company’s intent to sell the security during 2008. This corporate security was sold during the first quarter 2008 at approximately the same value it was carried at as of December 31, 2007. When evaluating whether an impairment is other-than-temporary, the Company performs an analysis of the anticipated future cash flows and the ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. Additionally, the Company considers the current events specific to the issuer or industry including widening credit spreads and external credit ratings, as well as interest rate volatility.

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

During the three and six months ended June 30, 2008, the Company had gross realized gains from the sales of securities available-for-sale of $2.4 million and $4.6 million, respectively, and gross realized losses from the sales of securities available-for-sale of $3.4 million and $14.7 million, respectively. During the three and six months ended June 30, 2007, the Company had gross realized gains from the sales of securities available-for-sale of $27.4 million and $32.1 million, respectively, and gross realized losses from the sales of securities available-for-sale of $1.5 million and $2.2 million, respectively. Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral for borrowings as of June 30, 2008 (amounts in thousands):

	Corporate Debt Securities	Marketable Equity Securities
Pledged as collateral for borrowings under secured revolving credit facility	$252,911	$—
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	744,776	—
Pledged as collateral for subordinated notes to affiliates	90,060	—
Total	$1,087,747	$—

The following table summarizes the estimated fair value of securities pledged as collateral for borrowings as of December 31, 2007 (amounts in thousands):

	Corporate Debt Securities	Marketable Equity Securities
Pledged as collateral for borrowings under repurchase agreements	$487,297	$—
Pledged as collateral for borrowings under secured revolving credit facility	43,878	—
Pledged as collateral for borrowings under secured demand loan	—	34,483
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	762,776	—
Pledged as collateral for subordinated notes to affiliates	17,813	—
Total	$1,311,764	$34,483

Note 7. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	As of June 30, 2008	As of December 31, 2007
Corporate loans, at net amortized cost	$8,743,005	$8,659,208
Less: Allowance for loan losses	(35,000)	(25,000)
Total	$8,708,005	$8,634,208

The following table summarizes the components of the net carrying value of the Company’s corporate loans as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	June 30, 2008				December 31, 2007
Description	Principal	Net Unamortized Discount	Estimated Fair Value Adjustment	Net Carrying Value	Principal	Net Unamortized Discount	Net Carrying Value
Corporate loans held for investment (1)	$8,981,931	$(238,926)	$—	$8,743,005	$8,766,169	$(106,961)	$8,659,208
Corporate loans held for sale	70,843	(1,554)	(2,637)	66,652	—	—	—
Total loans	$9,052,774	$(240,480)	$(2,637)	$8,809,657	$8,766,169	$(106,961)	$8,659,208

(1)               Excludes allowance for loan losses of $35.0 million and $25.0 million as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, approximately $66.7 million of corporate loans were classified as held for sale.  The Company recorded a $2.6 million charge to earnings in net realized and unrealized gain on investments related to these loans to adjust their carrying value to the lower of cost or estimated fair value. The Company had no loans held for sale as of December 31, 2007.  Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the carrying value of corporate loans, at net amortized cost, pledged as collateral for borrowings as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	As of June 30, 2008	As of December 31, 2007
Pledged as collateral for borrowings under repurchase agreements	$—	$1,994,999
Pledged as collateral for borrowings under secured revolving credit facility	52,189	48,142
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	7,972,850	6,276,882
Pledged as collateral for subordinated notes to affiliates	602,265	27,886
Total	$8,627,304	$8,347,909

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio for the six months ended June 30, 2008 (amounts in thousands):

Balance at January 1, 2008	$25,000
Provision for loan losses	10,000
Charge-offs	—
Balance at June 30, 2008	$35,000

The $35.0 million allowance for loan losses is unallocated as of June 30, 2008 because the Company has not deemed any individual loans as being impaired as of that date. A provision for loan losses of $10.0 million was recorded during the three and six months ended June 30, 2008. No provision for loan losses was recorded during the three and six months ended June 30, 2007.

Note 8. Residential Mortgage-Backed Securities

Upon adoption of SFAS No. 159 as of January 1, 2007, the Company elected the option of carrying its investments in residential mortgage-backed securities at estimated fair value.  As of June 30, 2008 and December 31, 2007, residential mortgage-backed securities totaled $115.7 million and $131.7 million, respectively.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged residential mortgage-backed securities. The following table summarizes the estimated fair value of residential mortgage-backed securities pledged as collateral under repurchase agreements and a secured revolving credit facility as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	June 30, 2008	December 31, 2007
Pledged as collateral for borrowings under repurchase agreements	$—	$112,465
Pledged as collateral for borrowings under secured revolving credit facility	72,668	5,368
Total	$72,668	$117,833

Note 9. Residential Mortgage Loans

The following table summarizes the Company’s residential mortgage loans as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	June 30, 2008	December 31, 2007
Residential mortgage loans, at estimated fair value (1)	$3,394,996	$3,921,323

(1)               Excludes real estate owned (“REO”) by the Company as a result of foreclosure on delinquent loans of $8.9 million and $7.2 million as of June 30, 2008 and December 31, 2007, respectively. REO is recorded within other assets on the Company’s condensed consolidated balance sheets.

The following table summarizes the estimated fair value of residential mortgage loans pledged as collateral for borrowings as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	As of June 30, 2008	As of December 31, 2007
Pledged as collateral for borrowings under repurchase agreements	$—	$163,586
Pledged as collateral for borrowings under secured revolving credit facility	153,181	25,162
Total	$153,181	$188,748

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans as of June 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	June 30, 2008		December 31, 2007
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	58	$18,510	96	$30,163
60 to 89 days	23	8,921	18	6,151
90 days or more	54	20,146	43	14,045
In foreclosure	59	20,493	38	11,800
Total	194	$68,070	195	$62,159

As of June 30, 2008, the loss exposure or uncollected principal amount related to the Company’s delinquent residential mortgage loans in the table above exceeded their fair value by $5.0 million. As of June 30, 2008, 28 of the residential mortgage loans owned by the Company with an outstanding balance of $8.9 million (not included in the table above) were REO as a result of foreclosure on delinquent loans. As of December 31, 2007, 25 of the residential mortgage loans owned by the Company with an outstanding balance of $7.2 million (not included in the table above) were REO as a result of foreclosure on delinquent loans.

Note 10. Borrowings

The Company leverages its portfolio of securities and loans through the use of repurchase agreements, warehouse facilities, demand loans, and securitization transactions structured as secured financings.

Certain information with respect to the Company’s borrowings as of June 30, 2008 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted- Average Borrowing Rate	Weighted- Average Remaining Maturity (in days)	Estimated Fair Value of Collateral(1)
Secured revolving credit facility(2)	$378,306	3.38%	442	$515,293
CLO 2005-1 senior secured notes	831,726	3.23	3,222	847,174
CLO 2005-2 senior secured notes	808,292	2.95	3,436	873,195
CLO 2006-1 senior secured notes	727,500	3.00	3,708	880,007
CLO 2007-1 senior secured notes	2,368,500	3.20	4,702	2,503,250
CLO 2007-1 junior secured notes to affiliates(3)	431,292	—	4,702	455,830
CLO 2007-A senior secured notes	1,213,300	5.59	3,394	1,225,797
CLO 2007-A junior secured notes to affiliates(4)	94,128	—	3,394	95,097
Wayzata senior secured notes	1,600,000	3.48	1,599	1,862,791
Convertible senior notes	300,000	7.00	1,476	—
Junior subordinated notes	293,826	6.56	10,308	—
Subordinated notes to affiliates(5)	80,000	—	1,599	93,140
Total	$9,126,870			$9,351,574

(1)                                  Collateral for borrowings consists of residential mortgage-backed securities, securities available-for-sale, and corporate and residential mortgage loans.

(2)                                  Includes $133.3 million in borrowings collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company’s CLO subsidiaries.

(3)                                  CLO 2007-1 junior secured notes to affiliates consist of (x) $244.7 million of mezzanine notes with a weighted-average borrowing rate of 7.53% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(4)                                  CLO 2007-A junior secured notes to affiliates consist of (x) $79.0 million of mezzanine notes with a weighted-average borrowing rate of 10.88% and (y) $15.1 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(5)                                  Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from Wayzata.

In the second quarter of 2008, the Company retired $35.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $17.2 million, partially offset by a $1.1 million write-off of debt issuance costs and $0.7 million of other associated costs.

Certain information with respect to the Company’s borrowings as of December 31, 2007 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted- Average Borrowing Rate	Weighted- Average Remaining Maturity (in days)	Estimated Fair Value of Collateral(1)
Repurchase agreements(2)	$2,808,066	5.41%	132	$2,745,166
Secured revolving credit facility(3)	167,024	5.65	540	122,550
Secured demand loan	24,151	5.00	31	34,483
CLO 2005-1 senior secured notes	831,428	5.39	3,404	894,548
CLO 2005-2 senior secured notes	807,882	5.34	3,618	905,552
CLO 2006-1 senior secured notes	727,500	5.39	3,890	937,287
CLO 2007-1 senior secured notes	2,368,500	5.39	4,884	2,641,046
CLO 2007-1 junior secured notes to affiliates(4)	431,292	—	4,884	480,922
CLO 2007-A senior secured notes	1,213,300	5.57	3,576	1,095,328
CLO 2007-A junior secured notes to affiliates(5)	94,128	—	3,576	84,976
Convertible senior notes	300,000	7.00	1,658	—
Junior subordinated notes	329,908	7.54	10,524	—
Subordinated notes to affiliates(6)	152,574	—		163,437
Total	$10,255,753			$10,105,295

(1)                                  Collateral for borrowings consists of residential mortgage-backed securities, securities available-for-sale and corporate and residential mortgage loans.

(2)                                  Includes repurchase agreements of $544.5 million collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company’s CLO subsidiaries.

(3)                                  Includes $100.0 million in borrowings collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company’s CLO subsidiaries.

(4)                                  CLO 2007-1 junior secured notes to affiliates consist of (x) $244.7 million of mezzanine notes with a weighted-average borrowing rate of 9.72% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)                                  CLO 2007-A junior secured notes to affiliates consist of (x) $79.0 million of mezzanine notes with a weighted-average borrowing rate of 10.87% and (y) $15.1 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)                                  Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from KKR Financial CLO 2007-4, Ltd., KKR Financial CLO 2008-1, Ltd., and Wayzata.

Note 11. Derivative Financial Instruments

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of June 30, 2008 and December 31, 2007 (amounts in thousands):

	As of June 30, 2008		As of December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(19,282)	$383,333	$(19,018)
Fair Value Hedges:
Interest rate swaps	32,000	(1,219)	32,000	(1,212)
Free-Standing Derivatives:
Interest rate swaps	188,820	709	690,799	(7,959)
Credit default swaps—long	103,500	(1,733)	66,000	(1,154)
Credit default swaps—short	196,820	21,386	268,000	12,613
Total rate of return swaps	477,877	(88,256)	442,204	(21,998)
Foreign exchange contracts	26,702	(140)	9,711	3
Common stock warrants	—	91	—	799
Total	$1,409,052	$(88,444)	$1,892,047	$(37,926)

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three and six months ended June 30, 2008 and June 30, 2007, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations.

Note 12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	As of June 30, 2008	As of December 31, 2007
Net unrealized losses on available-for-sale securities	$(184,407)	$(159,802)
Net unrealized losses on cash flow hedges	(18,179)	(19,018)
Transition adjustment to accumulated deficit in conjunction with fair value option election for residential mortgage-backed securities	—	21,575
Accumulated other comprehensive loss	$(202,586)	$(157,245)

The components of other comprehensive (loss) income were as follows (amounts in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$18,131	$(6,273)	$(65,977)	$641
Translation adjustment to accumulated deficit in conjunction with fair value option election for residential mortgage-backed securities	—	—	—	21,575
Reclassification adjustments for losses (gains) realized in net income (1)	10,648	(25,340)	19,797	(29,148)
Unrealized losses on available-for-sale securities from investment in unconsolidated affiliate	—	(8,810)	—	(7,898)
Unrealized (losses) gains on securities available-for-sale	28,779	(40,423)	(46,180)	(14,830)
Unrealized gains on cash flow hedges arising during period	19,076	28,251	839	10,078
Other comprehensive (loss) income	$47,855	$(12,172)	$(45,341)	$(4,752)

(1) 2008 amounts include an impairment of $9.7 million for one investment in a preferred stock security which was determined to be other-than-temporary.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of June 30, 2008, the 2007 Share Incentive Plan authorizes a total of

8,339,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On February 19, 2008, the Compensation Committee of the board of directors granted the Manager 1,097,000 restricted common shares that vest on February 19, 2011. The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2008	625,000	72,657	697,657
Issued	1,097,000	—	1,097,000
Vested	—	(16,120)	(16,120)
Cancelled	—	(2,839)	(2,839)
Forfeited	—	—	—
Unvested shares as of June 30, 2008	1,722,000	53,698	1,775,698

Pursuant to SFAS No. 123(R), the Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $10.50 and $24.91 per share at June 30, 2008 and June 30, 2007, respectively. There were $10.6 million and $6.4 million of total unrecognized compensation costs related to unvested restricted common shares granted as of June 30, 2008 and June 30, 2007, respectively.

The following table summarizes common share option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2008	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2008	1,932,279	$20.00

As of June 30, 2008 and December 31, 2007, 1,932,279 common share options were exercisable. As of June 30, 2008 and December 31, 2007, the common share options were fully vested and expire in August 2014. For the three and six months ended June 30, 2008 and 2007, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Options granted to Manager	$—	$(184)	$—	$438
Restricted shares granted to Manager	196	930	658	6,040
Restricted shares granted to certain directors	177	108	355	214
Total share-based compensation expense	$373	$854	$1,013	$6,692

Note 14. Management Agreement and Related Party Transactions

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

For the three and six months ended June 30, 2008, the Company incurred $8.9 million and $16.4 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $0.2 million and $0.7 million, respectively, for the three and six months ended June 30, 2008 (see Note 13). The Company also reimbursed the Manager $2.6 million and $5.1 million, respectively, for expenses for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, the Company incurred $7.1 million and $14.3 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to common stock options and restricted common stock granted to the Manager of $0.7 million and $6.5 million, respectively, for the three and six months ended June 30, 2007 (see Note 13). The Company also reimbursed the Manager $2.2 million and $3.9 million, respectively, for expenses for the three and six months ended June 30, 2007. Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statements of operations, non-investment expense category based on the nature of the expense.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million and $4.4 million of base management fees during the three and six months ended June 30, 2008, respectively.

No incentive fees were earned by the Manager during the three and six months ended June 30, 2008, but $6.2 million and $12.6 million were earned by the Manager during the three and six months ended June 30, 2007, respectively. An affiliate of the Company’s Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata and is entitled to receive fees for the services performed as collateral manager. The collateral manager has permanently waived fees of approximately $22.5 million and $11.6 million as of June 30, 2008 and June 30, 2007, respectively. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1. The Company recorded an expense of $1.2 million and $2.5 million for collateral management fees for CLO 2005-1 for the three and six months ended June 30, 2008, respectively. The collateral manager evaluates such waivers on a quarterly basis and there are no assurances that the collateral manager will waive such management fees subsequent to June 30, 2008.

The Company has invested in corporate loans and bonds of entities that are affiliates of KKR. As of June 30, 2008, the aggregate par amount of these affiliated investments totaled $3.9 billion, or approximately 36% of the total investment portfolio, consisting of twenty-two issuers. The total $3.9 billion in investments were comprised of $2.9 billion of loans, $636.8 million of corporate debt securities available for sale, and $306.5 million of loans financed under total rate of return swaps (included in derivative assets and liabilities on the condensed consolidated balance sheet).

Note 15. Fair Value Disclosure

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Assets:
Securities available-for-sale	$17,666	$1,054,779	$45,343	$1,117,788
Residential mortgage-backed securities	—	—	115,652	115,652
Residential mortgage loans	—	—	3,394,996	3,394,996
REO	—	—	8,919	8,919
Corporate loans held for sale	—	66,652	—	66,652
Total	$17,666	$1,121,431	$3,564,910	$4,704,007
Liabilities:
Derivatives, net	$—	$(91,915)	$3,471	$(88,444)
Residential mortgage-backed securities issued	—	—	(3,204,392)	(3,204,392)
Securities sold, not yet purchased	(22,890)	—	—	(22,890)
Total	$(22,890)	$(91,915)	$(3,200,921)	$(3,315,726)

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2007
Assets:
Securities available-for-sale	$47,777	$1,212,266	$99,498	$1,359,541
Residential mortgage-backed securities	—	131,688	—	131,688
Residential mortgage loans	—	3,921,323	—	3,921,323
REO	—	7,200	—	7,200
Total	$47,777	$5,272,477	$99,498	$5,419,752
Liabilities:
Derivatives, net	$—	$(38,728)	$802	$(37,926)
Residential mortgage-backed securities issued	—	(3,169,353)	—	(3,169,353)
Securities sold, not yet purchased	(32,704)	(67,690)	—	(100,394)
Total	$(32,704)	$(3,275,771)	$802	$(3,307,673)

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended June 30, 2008 and 2007 (amounts in thousands):

	Three months ended June 30, 2008						Three months ended June 30, 2007
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	REO	Derivatives, net	Residential Mortgage- Backed Securities Issued	Securities Available- For-Sale	Derivatives, net
Beginning balance as of April 1	$78,654	$121,324	$3,605,233	$8,046	$1,049	$(3,410,163)	$105,352	$1,109
Total gains or losses (realized and unrealized):
Included in earnings	—	(1,192)	4,081	—	(297)	(6,775)	—	208
Included in other comprehensive loss	(586)	—	—	—	—	—	—	—
Net transfers into (out of) level 3	(32,725)	—	—	873	2,811	—	—	—
Purchases, sales, other settlements and issuances, net	—	(4,480)	(214,318)	—	(92)	212,546	(48,352)
Ending balance as of June 30	$45,343	$115,652	$3,394,996	$8,919	$3,471	$(3,204,392)	$57,000	$1,317
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date (1)	$—	$(2,370)	$4,723	$—	$(297)	$(7,203)	$—	$208

(1)                                  Amounts are included in net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the six months ended June 30, 2008 and 2007 (amounts in thousands):

	Six months ended June 30, 2008						Six months ended June 30, 2007
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	REO	Derivatives, net	Residential Mortgage- Backed Securities Issued	Securities Available- For-Sale	Derivatives, net
Beginning balance as of January 1	$99,498	$—	$—	$—	$802	$—	$104,498	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	(7,137)	(140,783)	—	467	147,252	—	1,317
Included in other comprehensive loss	(4,090)	—	—	—	—	—	—	—
Net transfers into (out of) level 3	(32,725)	131,688	3,921,323	8,919	2,811	(3,169,353)	—	—
Purchases, sales, other settlements and issuances, net	(17,340)	(8,899)	(385,544)	—	(609)	(182,291)	(47,498)
Ending balance as of June 30	$45,343	$115,652	$3,394,996	$8,919	$3,471	$(3,204,392)	$57,000	$1,317
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date (1)	$—	$(9,250)	$(152,661)	$—	$467	$148,638	$—	$1,317

(1)                                  Amounts are included in net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

As of June 30, 2008 and December 31, 2007, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

Note 16. Subsequent Events

On July 1, 2008, the compensation committee of the board of directors granted 38,349 restricted common shares and 29,720 of phantom common shares to the Company’s directors pursuant to the 2007 Share Incentive Plan.

On July 9, 2008, the Company retired $5.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $3.1 million, partially offset by a $0.2 million write-off of debt issuance costs and $0.1 million of other associated costs.

On August 7, 2008, the Company’s board of directors declared a cash distribution for the quarter ended June 30, 2008 on the Company’s common shares of $0.40 per share. The distribution is payable on August 29, 2008 to shareholders of record as of the close of business on August 15, 2008.

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

On March 31, 2008, we entered into a definitive agreement with Rock Capital 2 LLC pursuant to which Rock Capital 2 LLC would acquire a controlling interest in the REIT Subsidiary. This transaction closed on June 30, 2008 and did not result in a gain or loss.

We manage our liquidity with the intention of maintaining the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis.  Based on changes in our working capital, for any given period, the cash flows provided by operating activities may be less than the cumulative distributions paid on our shares for such period and such shortfall, if any, may be funded through the issuance of unsecured indebtedness or through the borrowing of additional amounts through the pledging of certain of our assets.  Our board of directors considers available liquidity when declaring distributions to shareholders.  As of June 30, 2008, we had unrestricted cash and cash equivalents totaling $189.0 million.

Our Manager, a wholly owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (previously known as KKR Financial LLC), manages us pursuant to the Management Agreement. The Manager is an affiliate of KKR. In June 2008, Kohlberg Kravis Roberts & Co. (Fixed Income) LLC became a wholly-owned subsidiary of KKR.

Discontinued Operations

In August 2007, our board of directors approved a plan to exit our residential mortgage investment operations and sell the REIT Subsidiary. As of January 1, 2008, the REIT Subsidiary’s assets and liabilities consisted solely of those held by our two asset-backed commercial paper conduits (the “Facilities”).  During March 2008, we entered into an agreement with the holders of the secured liquidity notes (“SLNs”) issued by the Facilities (the “Noteholders”) in order to terminate the Facilities.  With respect to the agreement with the Noteholders, all of the residential mortgage-backed securities (“RMBS”) funded by the SLNs have been returned to the Noteholders in satisfaction of the SLNs and we have paid the Noteholders approximately $42.0 million in conjunction with this resolution. We had previously accrued $36.5 million for contingencies related to resolution of the Facilities and as a consequence of this transaction, we recorded an incremental charge during the quarter ended March 31, 2008 for $5.5 million. The agreement with the Noteholders resulted in approximated $3.6 billion par amount of RMBS being returned to the Noteholders in satisfaction of approximately $3.5 billion par amount of SLNs held by the Noteholders. Accordingly, we removed the RMBS and SLNs that related to the Facilities from our condensed consolidated financial statements as of March 31, 2008. Under the agreement with the Noteholders, both we and our affiliates have been released from any future obligations or liabilities to the Noteholders.

As of June 30, 2008, we substantially completed our plan to exit our residential mortgage investment operations through the sale of certain of our sale of residential mortgage-backed securities in the third quarter of 2007 and the agreement with the Noteholders related to the Facilities described above. In addition, on June 30, 2008, we completed the sale of a controlling interest in the REIT Subsidiary to Rock Capital 2 LLC, which did not result in a gain or loss. Accordingly, the REIT Subsidiary is presented as discontinued operations for financial statement purposes for all periods presented.

We have determined that a sale or transfer of our remaining residential mortgage portfolio to no longer be probable in the near term. As such, our remaining residential mortgage investment operations, which were previously presented as discounted operations, are presented as continuing operations and the associated prior period amounts presented in our condensed consolidated financial statements relating to our existing residential mortgage assets and liabilities as of June 30, 2008 have been reclassified for comparative presentation.

Extinguishment of Debt

During the second quarter of 2008, we retired $35.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $17.2 million, partially offset by a $1.1 million write-off of debt issuance costs and $0.7 million of other associated costs. The net gain on extinguishment of debt is recorded on our condensed consolidated statement of operations as other income.

Common Share Offering

On April 8, 2008, we completed a public offering of 34.5 million common shares at a price of $11.85 per common share. Net proceeds from the transaction before expenses totaled $384.3 million, which we will use for general corporate purposes.

Cash Distributions to Shareholders

On August 7, 2008, our board of directors declared a cash distribution for the quarter ended June 30, 2008 on our common shares of $0.40 per share. The distribution is payable on August 29, 2008 to shareholders of record as of the close of business on August 15, 2008.

Investment Portfolio

As of June 30, 2008, our investments in corporate loans and debt securities totaled $9.9 billion, which represents a 0.6% decrease from $10.0 billion as of December 31, 2007. Additionally, our investments in RMBS totaled $315.2 million as of June 30, 2008, which represents a decrease of 6.6% from $337.6 million as of December 31, 2007.  As described under Discontinued Operations above, we consolidate both the assets and liabilities of certain residential mortgage-backed securitization trusts in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and as a result, $199.5 million of our $315.2 million of RMBS investments are included in the consolidation of these entities and the $199.5 million represents the net difference between residential mortgage loans of $3.4 billion and residential mortgage-backed securities issued of $3.2 billion, plus $8.9 million of real estate owned (included in other assets on our condensed consolidated balance sheet in our condensed consolidated financial statements).

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

Fair Value of Financial Instruments

Effective January 1, 2007, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which requires additional disclosures about our assets and liabilities that are measured at fair value.

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

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and the consideration of factors specific to the asset.

Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain derivatives.

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

Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that we and others are willing to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, we do not require that fair value always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets our best estimate of fair value.

Assets and liabilities that are valued using level 3 of the fair value hierarchy primarily consist of certain corporate debt securities, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain over-the-counter (“OTC”) derivative contracts.  The valuation techniques used for these are described below.

Residential Mortgage-Backed Securities, Residential Mortgage Loans, and Residential Mortgage-Backed Securities Issued: Residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions, nationally recognized pricing services, or broker quotes), comparisons to benchmark derivative indices or movements in underlying credit spreads.

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

Share-Based Compensation

We account for share-based compensation issued to members of our board of directors and our Manager using the fair value based methodology in accordance with SFAS No. 123(R), Share-based Compensation (“SFAS No. 123(R)”). We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common shares that we issued to members of our board of directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent the awards have not vested. Unvested restricted common shares are valued using observable secondary market prices. Unvested common share options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common share and common share options that we granted to our Manager using the graded vesting attribution and straight-line method in accordance with SFAS No. 123(R). As of June 30, 2008, the common share options were fully vested.

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three and six months ended June 30, 2008, share-based compensation totaled $0.4 million and $1.0 million, respectively. As of June 30, 2008, substantially all of the non-vested restricted common shares issued that are subject to SFAS No. 123(R) are subject to remeasurement. As of June 30, 2008, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.7 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of June 30, 2008, future unamortized share-based compensation totaled $10.6 million, of which $2.2 million, $4.0 million, and $4.4 million will be recognized in 2008, 2009, and beyond, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of June 30, 2008, the estimated fair value of our net derivative liabilities totaled $88.4 million.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. Evaluating whether the impairment of an investment is other-than-temporary requires significant judgment and requires us to make certain estimates and assumptions. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of June 30, 2008, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $189.3 million, which if not recovered may result in the recognition of future losses. As of June 30, 2008, there was an impairment of $9.7 million which was determined to be other-than-temporary which has been recorded as a loss in the condensed consolidated statements of operations.

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

The unallocated component of our allowance for loan losses is determined in accordance with SFAS No. 5, Accounting for Contingencies. This component of the allowance for loan losses represents our estimate of losses inherent, but unidentified, in our portfolio as of the balance sheet date. The unallocated component of the allowance for loan losses is estimated based upon a review of our loan portfolio’s risk characteristics, risk grouping of loans in the portfolio based upon estimated probability of default and severity of loss based on loan type, and consideration of general economic conditions and trends. As of June 30, 2008, our allowance for loan losses totaled $35.0 million.

Recent Accounting Pronouncements

In February 2008, the FASB issued FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS No. 140-3”). FSP SFAS No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). FSP SFAS No. 140-3 is effective for us for repurchase financings in which the initial transfer is entered into after December 31, 2008 and early adoption is not permitted. We do not expect the adoption of FSP SFAS No. 140-3 to have a material impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The additional disclosures required by SFAS No. 161 must be included in our consolidated financial statements beginning with the first quarter of 2009.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FSP requires that issuers of convertible debt instruments that may be settled wholly or partly in cash when converted should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in lower net income. Prior to the adoption of FSP APB 14-1, APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. The 7.00% convertible senior notes issued by us in July 2007 will be subject to FSP ABP 14-1. FSP APB 14-1 is effective for us retroactively on January 1, 2009 and early adoption is prohibited. We have determined that the adoption of FSP APB 14-1 does not have a material impact on our financial statements.

In May 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS No. 163 requires recognition of an insurance claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, and early application is not permitted. We do not expect the adoption of SFAS No. 163 to have a material impact on our financial statements.

Results of Operations

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

Summary

Our net income for the three and six months ended June 30, 2008 totaled $37.6 million (or $0.26 per diluted common share) and $51.5 million (or $0.39 per diluted common share), respectively, as compared to net income of $53.0 million (or $0.65 per diluted common share) and $101.4 million (or $1.24 per diluted common share), respectively, for the three and six months ended June 30, 2007. Income from continuing operations for the three and six months ended June 30, 2008 totaled $38.6 million (or $0.26 per diluted common share) and $48.9 million (or $0.37 per diluted common share), respectively, as compared to $68.5 million (or $0.84 per diluted common share) and $104.3 million (or $1.28 per diluted common share), respectively, for the three and six months ended June 30, 2007. The decrease in income from continuing operations of $29.9 million, or 43.6%, and $55.5 million, or 53.2%, from the three and six months ended June 30, 2007 to 2008, respectively, is primarily attributable to a significant increase in net realized and unrealized losses on investments, derivatives and foreign exchange.

Net Investment Income

The following table presents the components of our net investment income for the three and six months ended June 30, 2008 and 2007:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Investment Income:
Corporate loans and securities interest income	$163,830	$108,696	$363,190	$193,891
Residential mortgage loans and securities interest income	44,643	64,504	92,847	132,693
Other interest income	4,998	5,674	16,074	8,251
Dividend income	1,092	965	1,908	1,940
Net discount accretion	10,865	497	19,647	1,163
Total investment income	225,428	180,336	493,666	337,938
Interest Expense:
Repurchase agreements	4,467	19,211	33,437	40,620
Collateralized loan obligation senior secured notes	71,889	48,095	146,407	80,155
Secured revolving credit facility	3,140	2,402	5,773	3,390
Secured demand loan	25	611	348	1,215
Convertible senior notes	5,623	—	11,010	—
Junior subordinated notes	6,349	5,036	12,104	10,021
Residential mortgage-backed securities issued	34,001	48,420	68,432	99,573
Other interest expense	272	634	1,022	1,267
Interest rate swap	2,271	(144)	3,569	(191)
Total interest expense	128,037	124,265	282,102	236,050
Interest expense to affiliates	19,707	8,256	47,525	8,256
Provision for loan losses	10,000	—	10,000	—
Net investment income	$67,684	$47,815	$154,039	$93,632

As presented in the table above, net investment income increased $19.9 million, or 41.6%, and $60.4 million, or 64.5%, from the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2008. The increase is primarily attributable to the additional investments in our investment portfolio during 2008. As of June 30, 2008, we held $9.9 billion of investments in corporate loans and securities, excluding the allowance for loan losses of $35.0 million. In comparison, as of June 30, 2007, investments in corporate loans and securities totaled $6.6 billion.

Net investment income in the table above does not include equity in income of unconsolidated affiliate of nil for the three and six months ended June 30, 2008 and $5.7 million and $12.7 million for the three and six months ended June 30, 2007, respectively. Equity in income of unconsolidated affiliate reflects our pro rata interest in the net income of a limited partnership that was formed to hold the subordinated interests in three entities formed to execute secured financing transactions in the form of collateralized loan obligations (“CLOs”).

Other (Loss) Income

The following table presents the components of other (loss) income for the three and six months ended June 30, 2008 and 2007:

Comparative Other (Loss) Income Components

(Amounts in thousands)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaptions	$—	$15	$—	$—
Interest rate swaps	(268)	—	3,526	—
Credit default swaps	(2,955)	1,015	10,334	973
Total rate of return swaps	(3,820)	5,602	(66,445)	12,369
Common stock warrants	(20)	(144)	(707)	286
Foreign contract	(6)	—	—	—
Foreign exchange translation	1,151	(7)	358	(9)
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(5,918)	6,481	(52,934)	13,619
Net realized loss on residential loans carried at estimated fair value	(744)	(124)	(1,499)	(201)
Net unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(4,850)	1,650	(13,273)	(1,490)
Net realized (loss) gain on investments	(4,892)	26,739	(18,651)	33,764
Impairment of securities available for sale	(9,688)	—	(9,688)	—
Lower of cost or estimated fair value adjustment to loans held for sale	(2,637)	—	(2,637)	—
Gain on extinguishment of debt	17,225	—	17,225	—
Net realized and unrealized gain on securities sold, not yet purchased	1,664	575	8,650	575
Other income	513	2,540	5,469	4,588
Total other (loss) income	$(9,327)	$37,861	$(67,338)	$50,855

As presented in the table above, total other loss totaled $9.3 million and $67.3 million for the three and six months ended June 30, 2008, respectively, as compared to other income of $37.9 million and $50.9 million for the three and six months ended June 30, 2007, respectively. The change in total other (loss) income for the three months ended June 30, 2008 is primarily attributable to a $5.9 million net realized and unrealized loss on derivatives and foreign exchange, of which $3.8 million was related to total rate of return swaps, a $4.9 million unrealized loss on the estimated fair value of our residential mortgage positions, an $5.6 million realized loss on sales of investments, and a $9.7 million loss on the impairment of a security available-for-sale, all partially offset by a $17.2 million gain on the extinguishment of junior subordinated notes. The change in total other (loss) income for the six months ended June 30, 2008 is primarily attributable to a $52.9 million net realized and unrealized loss on derivatives and foreign exchange, of which $66.4 million was related to total rate of return swaps, a $13.3 million unrealized loss on the estimated fair value of our residential mortgage positions, a $20.2 million realized loss on sales of investments, and $9.7 million loss on the impairment of a security available-for-sale, all partially offset by a $17.2 million gain on the extinguishment of junior subordinated notes.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three and six months ended June 30, 2008 and 2007:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Related party management compensation:
Base management fees	$8,927	$7,077	$16,360	$14,273
Incentive fee	—	6,249	—	12,620
Share-based compensation	196	746	658	6,478
CLO management fees	1,264	1,042	2,528	1,042
Related party management compensation	10,387	15,114	19,546	34,413
Professional services	1,071	759	2,928	1,300
Loan servicing expense	2,391	2,939	4,960	6,023
Insurance expense	158	192	319	386
Directors expenses	315	285	716	605
General and administrative expenses	5,279	3,514	9,239	9,261
Total non-investment expenses	$19,601	$22,803	$37,708	$51,988

As presented in the table above, our non-investment expenses decreased by $3.2 million and $14.3 million for the three and six months ended June 30, 2008, respectively compared to June 30, 2007. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. The Manager did not earn an incentive fee during the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, incentive fees of $6.2 million and $12.6 million were earned by the Manager.

General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. The decrease in non-investment expense is primarily due to a decrease in share-based compensation related to the vesting of restricted common shares and common share options granted to our Manager, decline in estimated fair value of restricted common shares granted to our Manager, and the absence of incentive fees.

Income Tax Provision

After the Restructuring Transaction, we are no longer treated as a REIT for U.S. federal income tax purposes; however, we intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. Therefore, we generally are not subject to U.S. federal income tax at the entity level, but are subject to limited state income taxes. Holders of our shares are required to take into account their allocable share of each item of our income, gain, loss, deduction, and credit for our taxable year end ending within or with their taxable year.

KKR Financial Holdings II, LLC (“KFH II”), a wholly-owned subsidiary of the Company which holds certain real estate mortgage-backed securities, elected to be taxed as a REIT and we believe that it has complied with the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”), with respect thereto. KFH II is not subject to federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements.

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), and KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”) are foreign taxable corporate subsidiaries that were established to facilitate securitization transactions, structured as secured financing transactions, and KKR TRS Holdings, Ltd. (“TRS Ltd.”), is a foreign taxable corporate subsidiary that was formed to make certain foreign investments from time to time. They are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally not subject to federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. Therefore, despite their status as taxable corporate subsidiaries, they generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three months and six months ended June 30, 2008 and 2007 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

Investment Portfolio

Corporate Investment Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our corporate investment portfolio as of June 30, 2008 and December 31, 2007, classified by interest rate type. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for securities, amortized cost for loans held for investment, and the lower of cost or estimated fair value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our corporate investment portfolio as of June 30, 2008 classified by interest rate type:

Corporate Investment Portfolio

(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Corporate Loans	$8,616,043	$8,616,043	$8,026,579	85.9%
Corporate Debt Securities	200,051	236,240	200,051	2.1
Total Floating Rate	8,816,094	8,852,283	8,226,630	88.0
Fixed Rate:
Corporate Loans	193,614	193,614	187,298	2.0
Corporate Debt Securities	900,071	1,036,692	900,071	9.6
Total Fixed Rate	1,093,685	1,230,306	1,087,369	11.6
Marketable and Non-Marketable Equity Securities:
Marketable Equity Securities	17,666	28,155	17,666	0.2
Non-Marketable Equity Securities	20,079	20,079	20,079	0.2
Total Marketable and Non-Marketable Equity Securities	37,745	48,234	37,745	0.4
Total(1)	$9,947,524	$10,130,823	$9,351,744	100.0%

(1)           Total carrying value excludes allowance for loan losses of $35.0 million and includes loans held for sale.

The schedule above excludes equity securities sold, not yet purchased, with a cost of $27.2 million and for which we had accumulated net unrealized gains of $4.3 million as of June 30, 2008.

The table below summarizes our investment portfolio as of December 31, 2007 classified by interest rate type:

Corporate Investment Portfolio

(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Corporate Loans	$8,591,430	$8,591,430	$8,297,908	85.2%
Corporate Debt Securities	200,341	218,722	200,341	2.0
Total Floating Rate	8,791,771	8,810,152	8,498,249	87.2
Fixed Rate:
Corporate Loans	67,778	67,778	65,688	0.7
Corporate Debt Securities	1,111,423	1,219,305	1,111,423	11.4
Total Fixed Rate	1,179,201	1,287,083	1,177,111	12.1
Marketable and Non-Marketable Equity Securities:
Marketable equity securities	47,777	58,529	47,777	0.5
Non-Marketable Equity Securities	20,084	20,084	20,084	0.2
Total Marketable and Non-Marketable Equity Securities	67,861	78,613	67,861	0.7
Total(1)	$10,038,833	$10,175,848	$9,743,221	100.0%

(1)           Total carrying value excludes allowance for loan losses of $25.0 million.

The schedule above excludes equity securities sold, not yet purchased, with a cost of $103.1 million and for which we had accumulated net unrealized gains of $2.7 million as of December 31, 2007.

Corporate Loans

Our corporate loan portfolio totaled $8.8 billion as of June 30, 2008 and $8.7 billion as of December 31, 2007. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans. As of June 30, 2008, $8.6 billion, or 97.8%, of our corporate loan portfolio was floating rate and $0.2 billion, or 2.2%, was fixed rate.  As of December 31, 2007, $8.6 billion, or 99.2%, our corporate loan portfolio was floating rate and $0.1 billion, or 0.8%, was fixed rate.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted-average coupon on our floating rate corporate loans was 5.63% and 7.85% as of June 30, 2008 and December 31, 2007, respectively, and the weighted-average coupon spread to London Interbank Offered Rates (“LIBOR”) of our floating rate corporate loan portfolio was 2.88% and 2.87% as of June 30, 2008 and December 31, 2007, respectively. The weighted-average years to maturity of our floating rate corporate loans was 5.3 years and 5.7 years as of June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, our fixed rate corporate loans had a weighted-average coupon of 13.59% and a weighted-average years to maturity of 5.9 years, as compared to 11.01% and 5.8 years, respectively, as of December 31, 2007.

As of June 30, 2008 and December 31, 2007, there were no corporate loan balances placed on non-accrual status. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability. As of June 30, 2008, none of our corporate loan investments were delinquent on principal or interest payments and none of the investments were in default status. Our allowance for loan losses totaled $35.0 million and $25.0 million as of June 30, 2008 and December 31, 2007, respectively. There were no charge-offs and a $10.0 million provision for additional losses was recorded during the quarter ended June 30, 2008.

We recorded a $2.6 million charge to earnings during the quarter ended June 30, 2008 for the lower of cost or estimated fair value adjustment for loans held for sale which had an estimated fair value of $66.7 million as of June 30, 2008. We had no loans held for sale as of December 31, 2007.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) ratings category as of June 30, 2008 and December 31, 2007:

Corporate Loans

(Amounts in thousands)

Ratings Category	As of June 30, 2008	As of December 31, 2007
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA–	—	—
A1/A+ through A3/A–	—	—
Baa1/BBB+ through Baa3/BBB–	—	10,353
Ba1/BB+ through Ba3/BB–	4,393,281	4,595,862
B1/B+ through B3/B–	4,118,178	3,391,638
Caa1/CCC+ and lower	541,315	405,584
Non-rated	—	362,731
Total	$9,052,774	$8,766,168

Corporate Debt Securities

Our corporate debt securities portfolio totaled $1.1 billion as of June 30, 2008 and $1.3 billion as of December 31, 2007. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured and subordinated notes. As of June 30, 2008, $0.9 billion, or 81.8%, of our corporate debt securities portfolio was fixed rate and $0.2 billion, or 18.2%, was floating rate.  As of December 31, 2007, $1.1 billion, or 84.7%, of our corporate debt securities portfolio was fixed rate and $0.2 billion, or 15.3%, was floating rate.

As of June 30, 2008, our fixed rate corporate debt securities had a weighted-average coupon of 10.48% and a weighted-average years to maturity of 7.3 years, as compared to 10.42% and 7.5 years, respectively, as of December 31, 2007.

All of our floating rate corporate debt securities have index reset frequencies of less than twelve months.  The weighted-average coupon on our floating rate corporate debt securities was 6.00% and 8.39% as of June 30, 2008 and December 31, 2007, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate debt securities was 3.29% and 3.28% as of June 30, 2008 and December 31, 2007, respectively. The weighted-average years to maturity of our floating rate corporate debt securities was 5.2 years and 5.4 years as of June 30, 2008 and December 31, 2007, respectively.

We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability. As of June 30, 2008, none of our investments in corporate debt securities were delinquent on principal or interest payments and none of the investments were in default status.

The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody’s and Standard & Poor’s ratings category as of June 30, 2008 and December 31, 2007:

Corporate Debt Securities

(Amounts in thousands)

Ratings Category	As of June 30, 2008	As of December 31, 2007
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA–	—	—
A1/A+ through A3/A–	—	—
Baa1/BBB+ through Baa3/BBB–	—	—
Ba1/BB+ through Ba3/BB–	206,500	236,553
B1/B+ through B3/B–	490,531	431,478
Caa1/CCC+ and lower	595,747	772,315
Non-Rated	7,143	30,000
Total	$1,299,921	$1,470,346

Residential Mortgage Investment Summary

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $315.2 million as of June 30, 2008. The $315.2 million of RMBS is comprised of $279.6 million of RMBS that are rated investment grade or higher and $35.6 million of RMBS that are related below investment grade. Of the $315.2 million of RMBS investments we hold, $199.5 million are in six residential mortgage-backed securitization trusts that are not structured as qualifying special-purpose entities as defined by SFAS No. 140. Accordingly, as we own the first loss securities in these trusts, we are deemed to be the primary beneficiary of these entities and as such, consolidate these trusts in accordance with GAAP. This results in us reflecting the financial position and results of these trusts in our condensed consolidated financial statements. Consolidation of these six entities does not impact our net assets or net income; however, it does result in us showing the consolidated assets, liabilities, revenues and expenses on our condensed consolidated financial statements. On our condensed consolidated balance sheet as of June 30, 2008, the $315.2 million of RMBS is computed as our investments in RMBS of $115.7 million, plus $199.5 million, which represents the difference between residential mortgage loans of $3.4 billion less residential mortgage-backed securities issued of $3.2 billion plus $8.9 million of real estate owned that is included in other assets on our condensed consolidated balance sheet. The $315.2 million of RMBS as of June 30, 2008 represents a decrease of 6.6% from $337.6 million as of December 31, 2007.

As our condensed consolidated financial statements included in this Form 10-Q are presented to reflect the consolidation of the aforementioned residential mortgage securitization trusts, the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our residential mortgage portfolio presented on a consolidated basis consistent with the disclosures in our condensed consolidated financial statements.

The tables below summarize the carrying value, amortized cost, and estimated fair value of our residential mortgage investments as of June 30, 2008 and December 31, 2007, classified by interest rate type. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for residential mortgage-backed securities and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our residential mortgage investment portfolio as of June 30, 2008 classified by interest rate type:

Residential Mortgage Investment Portfolio

(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential Adjustable Rate Mortgage (“ARM”) Loans	$512,647	$606,107	$512,647	14.6%
Residential ARM Securities	41,346	51,350	41,346	1.2
Total Floating Rate	553,993	657,457	553,993	15.8
Hybrid Rate:
Residential Hybrid ARM Loans	2,882,349	3,048,678	2,882,349	82.1
Residential Hybrid ARM Securities	74,306	83,186	74,306	2.1
Total Hybrid Rate	2,956,655	3,131,864	2,956,655	84.2
Total	$3,510,648	$3,789,321	$3,510,648	100.0%

The table below summarizes our residential mortgage investment portfolio as of December 31, 2007 classified by interest rate type:

Residential Mortgage Investment Portfolio

(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$628,745	$667,000	$628,745	15.5%
Residential ARM Securities	51,964	55,930	51,964	1.3
Total Floating Rate	680,709	722,930	680,709	16.8
Hybrid Rate:
Residential Hybrid ARM Loans	3,292,578	3,374,696	3,292,578	81.2
Residential Hybrid ARM Securities	79,724	85,391	79,724	2.0
Total Hybrid Rate	3,372,302	3,460,087	3,372,302	83.2
Total	$4,053,011	$4,183,017	$4,053,011	100.0%

Residential ARM Securities

Our residential ARM securities portfolio totaled $41.3 million as of June 30, 2008 and $52.0 million as of December 31, 2007.  As of June 30, 2008 and December 31, 2007, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted-average maximum net interest rate of 11.35% and 11.36%, respectively, which was materially above the then current weighted-average net coupon of 6.27% and 7.03%, respectively.

Residential ARM Securities

(Amounts in thousands)

Ratings Category	As of June 30, 2008	As of December 31, 2007
Aaa/AAA	$26,935	$34,960
Aa1/AA+ through Aa3/AA–	—	—
A1/A+ through A3/A–	6,169	7,326
Baa1/BBB+ through Baa3/BBB–	4,177	4,466
Ba1/BB+ through Ba3/BB–	1,780	2,049
B1/B+ through B3/B–	1,156	1,196
Caa1/CCC+ and lower	—	—
Non-Rated	1,129	1,967
Total	$41,346	$51,964

Residential Hybrid ARM Securities

Our residential hybrid ARM securities portfolio totaled $74.3 million as of June 30, 2008 and $79.7 million as of December 31, 2007. As of June 30, 2008 and December 31, 2007, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. The weighted-average coupon on the portfolio of residential hybrid securities was 4.19% and 4.18% as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, our weighted-average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 6 and 12, respectively.

Residential Hybrid ARM Securities

(Amounts in thousands)

Ratings Category	As of June 30, 2008	As of December 31, 2007
Aaa/AAA	$20,715	$23,083
Aa1/AA+ through Aa3/AA–	25,624	26,756
A1/A+ through A3/A–	14,760	14,898
Baa1/BBB+ through Baa3/BBB–	6,127	9,002
Ba1/BB+ through Ba3/BB–	3,022	2,915
B1/B+ through B3/B–	1,520	1,356
Caa1/CCC+ and lower	—	—
Non-Rated	2,538	1,714
Total	$74,306	$79,724

Residential ARM Loans

Our residential ARM loans portfolio totaled $512.6 million as of June 30, 2008 and $628.7 million as of December 31, 2007. As of June 30, 2008 and December 31, 2007, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted-average maximum net interest rate of 11.93% which was well above the then current weighted-average net coupon of 3.98% and 6.19%, respectively.

Residential Hybrid ARM Loans

Our residential hybrid ARM loans portfolio totaled $2.9 billion as of June 30, 2008 and $3.3 billion as of December 31, 2007. As of June 30, 2008 and December 31, 2007, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. The weighted-average net coupon on the portfolio of residential hybrid loans was 4.88% as of June 30, 2008 and December 31,

2007. As of June 30, 2008 and December 31, 2007, the weighted-average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 18 and 22, respectively.

Portfolio Purchases

We purchased $0.6 billion and $1.3 billion par amount of investments during the three and six months ended June 30, 2008, compared to $2.6 billion and $2.9 billion for the three and six months ended June 30, 2007, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount of the securities and loans that were purchased:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	Three months ended June 30, 2008		Three months ended June 30, 2007		Six months ended June 30, 2008		Six months ended June 30, 2007
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Securities:
Corporate Debt Securities	$83,747	14.8%	$724,000	28.3%	$126,747	9.7%	$758,000	26.1%
Marketable Equity Securities	4,969	0.9	22,906	0.9	6,496	0.5	40,634	1.4
Non-Marketable Equity Securities	—	—	—		—	—	7,500	0.2
Total Securities Principal Balance	88,716	15.7	746,906	29.2	133,243	10.2	806,134	27.7
Loans:
Corporate Loans	476,680	84.3	1,814,145	70.8	1,171,253	89.8	2,101,831	72.3
Grand Total Principal Balance	$565,396	100.0%	$2,561,051	100.0%	$1,304,496	100.0%	$2,907,965	100.0%

The schedule above excludes equity securities sold, not yet purchased, with a cost of $27.2 million as of June 30, 2008. There were no equity securities sold, not yet purchased as of June 30, 2007.

Discontinued Operations

Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of June 30, 2008	As of December 31, 2007
Assets of discontinued operations	$—	$3,049,758
Liabilities of discontinued operations	$—	$3,644,083

(Loss) income from discontinued operations is as follows (amounts in thousands):

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
(Loss) income from discontinued operations	$(1,079)	$(15,544)	$2,668	$(2,951)

Shareholders’ Equity

Our shareholders’ equity at June 30, 2008 and December 31, 2007 totaled $1.9 billion and $1.6 billion, respectively. Included in our shareholders’ equity as of June 30, 2008 and December 31, 2007, was accumulated other comprehensive loss totaling $202.6 million and $157.2 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2008 was $1.9 billion and 8.0% and $1.7 billion and 6.0%, respectively. Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2007 was $1.7 billion and 12.4% and $1.7 billion and 11.9%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted-average shareholders’ equity. Our book value per share as of June 30, 2008 and December 31, 2007 was $12.71 and $14.27, respectively, and is computed based on 150,843,151 and 115,248,990 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.

On August 7, 2008, our board of directors declared a cash distribution for the quarter ended June 30, 2008 on our common shares of $0.40 per share. The distribution is payable on August 29, 2008 to shareholders of record as of the close of business on August 15, 2008.

Liquidity and Capital Resources

We manage our liquidity with the intention of maintaining the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Based on changes in our working capital, for any given period the cash flows provided by operating activities may be less than the cumulative distributions paid on our shares for such period and such shortfall, if any, may be funded through the issuance of unsecured indebtedness or through the borrowing of additional amounts through the pledging of certain of our assets. Our board of directors considers available liquidity when declaring distributions to shareholders. As of June 30, 2008, we had unrestricted cash and cash equivalents totaling $189.0 million.

We believe that our liquidity level and access to additional financing are in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures, distributions to our shareholders and implementing our long-term business strategy, although there can be no assurance in this regard. As of June 30, 2008, we owed our Manager $5.4 million for the payment of management fees, collateral management fees and reimbursable expenses pursuant to the Management Agreement.

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

Repurchase Agreements

As of June 30, 2008, we had nil outstanding on repurchase facilities. Because we borrow under repurchase agreements based on the estimated fair value of our pledged investments and changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

Secured Credit Facility

On December 14, 2007, we amended our Second Amended and Restated Credit Agreement, dated May 4, 2007, with Bank of America, N.A., as Administrative Agent and the lender parties thereto, and TRS Ltd., KFH II, KFH III, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd. The amendment decreased the size of the credit facility from $800.0 million to $500.0 million. Outstanding borrowings under the credit facility bear interest at either (a) an interest rate per annum equal to the LIBOR rate for the applicable interest period plus 0.825% for borrowings under tranche A of the facility and 1.075% for borrowings under tranche B of the facility or (b) an alternate base rate per annum equal to the greater of (i) the prime rate in effect on such day and (ii) the federal funds rate in effect on such day plus 0.50%. In addition, pursuant to this amendment our financial covenants were amended to now require that we:

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

Junior Subordinated Notes

In the second quarter of 2008, we retired $35.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $17.2 million, partially offset by a $1.1 million write-off of debt issuance costs and $0.7 million of other associated costs.

Capital Utilization and Leverage

As of June 30, 2008 and December 31, 2007, we had shareholders’ equity totaling $1.9 billion and $1.6 billion, respectively and our leverage was 4.8 times and 6.2 times equity, respectively.

Off-Balance Sheet Commitments

As of June 30, 2008, we had committed to purchase corporate loans with aggregate commitments totaling $253.5 million. In a typical loan syndication, there is a delay between the time we are informed of our allocable portion of such loan and the actual funding of such loan.

We participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of June 30, 2008, we had unfunded financing commitments totaling $128.3 million.

Partnership Tax Matters

As of June 30, 2008, we believe that the Company continued to qualify as a partnership, and not as an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. In general, if a partnership is “publicly traded” (as defined in the Code), it will be treated as a corporation for U.S. federal income tax purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code. We refer to this exception as the “qualifying income exception.”  Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the “conduct of a financial or insurance business” nor based, directly or indirectly, upon “income or profits” of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities. However, the sections of the Code and the corresponding U.S. Treasury Regulations that relate to the “qualifying income exception” are highly technical and complex, and the Company’s satisfaction of the “qualifying income exception” will depend upon its actual annual operating results.  Accordingly, no assurance can be given that the Company has operated, or will continue to operate, in a manner so as to satisfy the “qualifying income exception.”

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

Credit Spread Exposure

Our investments are subject to spread risk. Our investments in floating rate loans and securities are valued based on a market credit spread over LIBOR and are affected similarly by changes in LIBOR spreads. Our investments in fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Increased credit spreads, or credit spread widening, will have an adverse impact on the value of our investments while decreased credit spreads, or credit spread tightening, will have a positive impact on the value of our investments.

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

The following table summarizes the estimated net fair value of our derivative instruments held at June 30, 2008 and December 31, 2007 (amounts in thousands):

Derivative Fair Value

	As of June 30, 2008		As of December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(19,282)	$383,333	$(19,018)
Fair Value Hedges:
Interest rate swaps	32,000	(1,219)	32,000	(1,212)
Free-Standing Derivatives:
Interest rate swaps	188,820	709	690,799	(7,959)
Credit default swaps—long	103,500	(1,733)	66,000	(1,154)
Credit default swaps—short	196,820	21,386	268,000	12,613
Total rate of return swaps	477,877	(88,256)	442,204	(21,998)
Foreign exchange contracts	26,702	(140)	9,711	3
Common stock warrants	—	91	—	799
Total	$1,409,052	$(88,444)	$1,892,047	$(37,926)

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.                          Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2008 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s three and six months ending June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

Our 2008 annual meeting of the shareholders was held on May 1, 2008. A total of 94,530,468 of our shares were present or voted by proxy at the meeting. This represented more than 81% of the total number of voting rights outstanding and entitled to vote at the annual meeting. The following matters were voted upon and received the votes as set forth below:

1. Shareholders elected eleven directors to one-year terms that will expire at the annual meeting of the shareholders in 2009.

The vote tabulation for individual directors was:

DIRECTOR	FOR	WITHHELD
William F. Aldinger	91,759,391	2,771,077
Tracy L. Collins	92,712,122	1,818,346
Saturnino S. Fanlo	92,907,037	1,623,431
V. Paul Finigan	93,013,334	1,517,134
Paul M. Hazen	93,029,341	1,501,127
R. Glenn Hubbard	91,755,960	2,774,508
Ross J. Kari	93,030,529	1,499,939
Ely L. Licht	91,858,135	2,672,333
Deborah H. McAneny	93,022,422	1,508,046
Scott C. Nuttall	92,925,000	1,605,468
Willy R. Strothotte	93,009,872	1,520,596

2. The election of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2008 was ratified with 93,068,524 shares voting for, 734,030 shares voting against, 727,914 shares abstaining and no broker non-votes.

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

Date: August 7, 2008