Form 10-Q
period 2008-09-30
KKR Financial Holdings LLC
filed 2008-11-10
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of the registrant’s common shares outstanding as of October 21, 2008 was 150,881,500.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	As of September 30, 2008	As of December 31, 2007
Assets
Cash and cash equivalents	$196,526	$524,080
Restricted cash and cash equivalents	855,791	1,067,797
Securities available-for-sale, $1,008,104 and $1,346,247 pledged as collateral as of September 30, 2008 and December 31, 2007, respectively	1,023,276	1,359,541
Corporate loans, net of allowance for loan losses of $35,000 and $25,000 as of September 30, 2008 and December 31, 2007, respectively	8,458,531	8,634,208
Residential mortgage-backed securities, at estimated fair value, $71,509 and $117,833 pledged as collateral as of September 30, 2008 and December 31, 2007, respectively	112,980	131,688
Residential mortgage loans, at estimated fair value	3,054,756	3,921,323
Corporate loans held for sale	28,201	—
Derivative assets	51,235	18,737
Interest and principal receivable	115,005	162,465
Non-marketable equity securities	17,505	20,084
Reverse repurchase agreements	27,645	69,840
Other assets	75,998	86,504
Assets of discontinued operations	—	3,049,758
Total assets	$14,017,449	$19,046,025
Liabilities
Repurchase agreements	$—	$2,808,066
Collateralized loan obligation senior secured notes	7,549,672	5,948,610
Collateralized loan obligation junior secured notes to affiliates	525,420	525,420
Secured revolving credit facility	378,306	167,024
Secured demand loan	—	24,151
Convertible senior notes	300,000	300,000
Junior subordinated notes	288,671	329,908
Subordinated notes to affiliates	84,000	152,574
Residential mortgage-backed securities issued, at estimated fair value	2,868,232	3,169,353
Accounts payable, accrued expenses and other liabilities	27,821	7,390
Accrued interest payable	56,901	114,035
Accrued interest payable to affiliates	36,317	44,121
Related party payable	5,071	9,694
Securities sold, not yet purchased	83,507	100,394
Derivative liabilities	82,968	56,663
Liabilities of discontinued operations	—	3,644,083
Total liabilities	12,286,886	17,401,486
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common shares, no par value, 250,000,000 shares authorized, and 150,881,500 and 115,248,990 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Paid-in-capital	2,551,634	2,167,156
Accumulated other comprehensive loss	(377,924)	(157,245)
Accumulated deficit	(443,147)	(365,372)
Total shareholders’ equity	1,730,563	1,644,539
Total liabilities and shareholders’ equity	$14,017,449	$19,046,025

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)
(Amounts in thousands, except per share information)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net investment income:
Securities interest income	$34,507	$37,725	$109,104	$87,661
Loan interest income	187,756	190,471	588,843	468,283
Dividend income	358	782	2,266	2,722
Other interest income	4,431	11,850	20,505	20,100
Total investment income	227,052	240,828	720,718	578,766
Interest expense	(118,105)	(145,058)	(400,207)	(381,107)
Interest expense to affiliates	(18,794)	(21,148)	(66,319)	(29,404)
Provision for loan losses	—	(25,000)	(10,000)	(25,000)
Net investment income	90,153	49,622	244,192	143,255
Other (loss) income:
Net realized and unrealized loss on derivatives and foreign exchange	(15,534)	(16,042)	(68,468)	(2,422)
Net realized and unrealized (loss) gain on investments	(28,278)	53,400	(59,254)	87,164
Net realized and unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	121	(39,286)	(14,651)	(40,978)
Net realized and unrealized gain on securities sold, not yet purchased	14,242	2,220	22,892	2,795
Gain on extinguishment of debt	3,056	—	20,281	—
Other income	2,470	2,760	7,939	7,347
Total other (loss) income	(23,923)	3,052	(91,261)	53,906
Non-investment expenses:
Related party management compensation	9,811	4,925	29,357	39,338
General, administrative and directors expenses	3,820	3,842	14,094	14,095
Professional services	1,335	2,194	4,263	3,495
Loan servicing	2,274	2,729	7,234	8,751
Total non-investment expenses	17,240	13,690	54,948	65,679
Income from continuing operations before equity in income of unconsolidated affiliate and income tax expense	48,990	38,984	97,983	131,482
Equity in income of unconsolidated affiliate	—	—	—	12,706
Income from continuing operations before income tax expense	48,990	38,984	97,983	144,188
Income tax expense	—	(386)	(116)	(1,245)
Income from continuing operations	48,990	38,598	97,867	142,943
Income (loss) from discontinued operations	—	(300,105)	2,668	(303,055)
Net income (loss)	$48,990	$(261,507)	$100,535	$(160,112)

Net income per common share:
Basic
Income per share from continuing operations	$0.33	$0.44	$0.72	$1.75
Income (loss) per share from discontinued operations	—	(3.43)	0.02	(3.71)
Net income (loss) per share	$0.33	$(2.99)	$0.74	$(1.96)
Diluted
Income per share from continuing operations	$0.33	$0.44	$0.71	$1.73
Income (loss) per share from discontinued operations	—	(3.42)	0.02	(3.66)
Net income (loss) per share	$0.33	$(2.98)	$0.73	$(1.93)

Weighted-average number of common shares outstanding:
Basic	149,612	87,443	136,777	81,692
Diluted	149,883	87,696	137,319	82,747

Distributions declared per common share	$0.40	$0.56	$1.30	$1.66

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)
(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Loss	Total Shareholders’ Equity
Balance at January 1, 2008	115,249	$2,167,156	$(157,245)	$(365,372)		$1,644,539
Net income	—	—	—	100,535	$100,535	100,535
Net change in unrealized loss on cash flow hedges	—	—	(4,101)	—	(4,101)	(4,101)
Net change in unrealized loss on securities available-for-sale	—	—	(216,578)		(216,578)	(216,578)
Comprehensive loss					$(120,144)
Cash distributions on common shares	—	—	—	(178,310)		(178,310)
Cancellation of restricted common shares	(3)	—	—	—		—
Grant of restricted common shares	1,135	—	—	—		—
Proceeds from issuance of common shares, net of offering costs	34,500	383,519	—	—		383,519
Amortization of restricted common shares	—	959	—	—		959
Balance at September 30, 2008	150,881	$2,551,634	$(377,924)	$(443,147)		$1,730,563

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Cash flows from operating activities:
Net income (loss)	$100,535	(160,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized loss (gain) on derivatives, foreign exchange, and securities sold, not yet purchased	45,576	(24,722)
Gain on extinguishment of debt	(20,281)	—
Write-off of unamortized debt issuance costs	1,224	2,247
Lower of cost or estimated fair value adjustment on corporate loans held for sale and provision for loan losses	12,353	25,000
Impairment of securities available-for-sale	20,254	—
Share-based compensation	959	2,289
Net unrealized (gain) loss on residential mortgage-backed securities, residential mortgage loans, and liabilities at estimated fair value	(7,568)	183,011
Net realized loss (gain) on sales of investments	39,735	(43,565)
Depreciation and net amortization	(26,043)	3,948
Equity in income of unconsolidated affiliate	—	(12,706)
Changes in assets and liabilities:
Interest receivable	32,617	(31,785)
Other assets	(11,897)	(16,237)
Related party payable	(4,623)	(1,923)
Accounts payable, accrued expenses and other liabilities	(27,965)	116,136
Accrued interest payable	(57,656)	29,404
Accrued interest payable to affiliates	17,556	29,004
Income tax liability	12	—
Net cash provided by operating activities	114,788	99,989
Cash flows from investing activities:
Principal payments from investments	1,307,765	2,973,566
Proceeds from sale of investments	1,415,574	3,125,000
Purchases of investments	(1,818,037)	(4,342,073)
Net proceeds, purchases, and settlements of derivatives	(52,811)	40,570
Net change in reverse repurchase agreements	42,195	(34,660)
Net additions (reductions) to restricted cash and cash equivalents	212,359	(502,324)
Restricted cash and cash equivalents acquired due to consolidation of KKR Financial CLO 2007-1, Ltd.	—	57,104
Additions of leasehold improvements and equipment	—	(244)
Investment in unconsolidated affiliate	—	(60,327)
Net cash provided by investing activities	1,107,045	1,256,612
Cash flows from financing activities:
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	(2,620,935)	(3,675,629)
Net change in asset-backed secured liquidity notes	(136,596)	(3,736,390)
Proceeds from issuance of residential mortgage-backed securities issued	—	3,319,547
Repayment of residential mortgage-backed securities issued	(531,601)	(99,323)
Issuance of collateralized loan obligation senior secured notes	1,600,000	2,426,778
Net change in collateralized loan obligation junior secured notes to affiliates	—	262,103
Issuance of convertible senior notes	—	300,000
Net change in junior subordinated notes	(20,956)	70,000
Net change in subordinated notes to affiliates	(43,880)	131,417
Net proceeds from common share offering	383,519	437,675
Distributions on common shares	(178,310)	(133,590)
Other capitalized costs	(628)	(19,911)
Net cash used in financing activities	(1,549,387)	(717,323)
Net (decrease) increase in cash and cash equivalents	(327,554)	639,278
Cash and cash equivalents at beginning of period	524,080	5,125
Cash and cash equivalents at end of period	$196,526	$644,403
Supplemental cash flow information:
Cash paid for interest	$547,266	$656,197
Cash paid for income taxes	$100	$1,775
Non-cash investing and financing activities:
Net payable for securities purchased	$—	$(180,689)
Conversion from corporate loans to corporate securities	$331,725	$—
Distributions of securities to the asset-backed secured liquidity noteholders	$3,623,049	$—
Affiliate contributions for collateralized loan obligation junior secured notes	$—	$169,209

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

KKR Financial is a Delaware limited liability company and was organized on January 17, 2007. KKR Financial is the successor to KKR Financial Corp. (the “REIT Subsidiary”), a Maryland corporation. The REIT Subsidiary was originally incorporated in the State of Maryland in July 2004 and elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. On May 4, 2007, KKR Financial completed a restructuring transaction (the “Restructuring Transaction”), pursuant to which the REIT Subsidiary became a subsidiary of KKR Financial and each outstanding share of the REIT Subsidiary’s common stock was converted into one of KKR Financial’s common shares, which are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “KFN”. KKR Financial intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. The Restructuring Transaction has been accounted for as a reorganization of entities under common control whereby the consolidated assets and liabilities of the Company were recorded at the historical cost of the REIT Subsidiary, as reflected on its condensed consolidated financial statements. The Company is considered the REIT Subsidiary’s successor for accounting purposes, and the REIT Subsidiary’s condensed consolidated financial statements for prior periods are the Company’s historical condensed consolidated financial statements presented herein. On June 30, 2008, the Company completed the sale of a controlling interest in the REIT Subsidiary to Rock Capital 2 LLC, which did not result in a gain or loss.

KKR Financial Advisors LLC (the “Manager”), a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (previously known as KKR Financial LLC), manages the Company pursuant to a management agreement (the “Management Agreement”). In June 2008, Kohlberg Kravis Roberts & Co. (Fixed Income) LLC became a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. The REIT Subsidiary, which was sold on June 30, 2008, is presented as discontinued operations for financial statement purposes. Previously, the Company’s residential mortgage investment operations were also classified as discontinued operations; however, the Company no longer deems a sale or transfer of its remaining residential mortgage portfolio to be probable in the near term. Accordingly, the Company’s remaining residential mortgage investment operations are presented as continuing operations and the associated prior period amounts for existing residential mortgage assets and liabilities as of September 30, 2008 were reclassified as such for comparative purposes. See Note 3 for further discussion.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information.

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

Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, corporate loans held for sale and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Depending on the relative liquidity in the markets for certain assets, the Company may transfer assets to level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available. Assets and liabilities that are valued using level 3 of the fair value hierarchy primarily consist of certain corporate debt securities, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain over-the-counter (“OTC”) derivative contracts. The valuation techniques used for these are described below.

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

Corporate Debt Securities: Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes) or movements in underlying credit spreads.

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

Corporate Loans

The Company purchases participations and assignments in corporate leveraged loans in the primary and secondary market. Loans are held for investment and the Company initially records loans at their purchase prices. The Company subsequently accounts for loans based on their outstanding principal minus or plus unaccreted purchase discounts and unamortized purchase premiums. In certain instances, including where the credit fundamentals underlying a particular loan have materially changed in such a manner that the Company’s expected return may decrease, the Company may elect to sell a loan held for investment.

Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. Unaccreted discounts and unamortized premiums are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.

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

The allocated component of the Company’s allowance for loan losses consists of individual loans that are impaired and for which the estimated allowance for loan losses is determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Company considers a loan to be impaired when, based on current information and events, it believes it is probable that it will be unable to collect all amounts due to it based on the contractual terms of the loan. An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan decreases below the Company’s carrying value of such loan. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized only upon actual receipt.

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

Leasehold Improvements and Equipment

Leasehold improvements and equipment are carried at cost less depreciation and amortization and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Equipment is depreciated using the straight-line method over the estimated useful lives of the respective assets of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. Leasehold improvements and equipment, net of accumulated depreciation and amortization, are included in other assets.

Borrowings

The Company finances the acquisition of its investments, including loans, residential mortgage-backed securities, and securities available-for-sale, primarily through the use of secured borrowings in the form of securitization transactions structured as secured financings, repurchase agreements and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

Residential Mortgage-Backed Securities Issued

Effective January 1, 2007, the Company adopted SFAS No. 159 and elected the option to carry its residential mortgage-backed securities issued at estimated fair value, with unrealized gains and losses reported in income.

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

KKR Financial Holdings II, LLC (“KFH II”), a wholly-owned subsidiary of the Company which holds certain real estate mortgage-backed securities, elected to be taxed as a REIT and is required to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), with respect thereto. KFH II is not subject to U.S. federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements. Even though KFH II qualified for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

KKR TRS Holdings, Ltd. (“TRS Ltd.”) and KKR Financial Holdings, Ltd. (“KFH Ltd.”) are not consolidated for U.S. federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in KFN PEI VII, LLC (“PEI VII”), a domestic taxable corporate subsidiary, because it is taxed as a regular subchapter C corporation under the provisions of the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the U.S. federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A are foreign subsidiaries treated as disregarded entities or partnerships for U.S. federal income tax purposes that were established to facilitate securitization transactions, structured as secured financing transactions, and TRS Ltd. and KFH Ltd. are foreign taxable corporate subsidiaries that were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from U.S. federal and state income tax at the corporate entity level because they restrict their activities in the U.S. to trading in stock and securities for their own account. However, the Company will generally be required to include their current taxable income in its calculation of its taxable income allocable to shareholders.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS No. 140-3”). FSP SFAS No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for the Company for repurchase financings in which the initial transfer is entered into after December 31, 2008 and early adoption is not permitted. The Company does not expect the adoption of FSP SFAS No. 140-3 to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The additional disclosures required by SFAS No. 161 must be included in the Company’s financial statements beginning with the first quarter of 2009.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). This FSP requires that issuers of convertible debt instruments that may be settled wholly or partly in cash when converted should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity’s nonconvertible debt borrowing rate, which will result in lower net income. Prior to the adoption of FSP APB 14-1, APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. The 7.00% convertible senior notes issued by the Company in July 2007 will be subject to FSP ABP 14-1. FSP APB 14-1 is effective for the Company retroactively on January 1, 2009 and early adoption is prohibited. The Company has determined that the adoption of FSP APB 14-1 will not have a material impact on its financial statements.

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

In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 is intended to enhance the comparability and consistency in fair value measurements of financial assets that trade in inactive markets and includes illustrative examples addressing how assumptions should be considered when measuring fair value when relevant observable inputs do not exist, as well as how market quotes and available observable inputs in an inactive market should be considered when assessing and measuring fair value. FSP SFAS No. 157-3 is effective upon issuance and includes prior periods for which financial statements have not been issued. The Company has taken FSP SFAS No. 157-3 into consideration when measuring the fair value of its assets and liabilities.

Note 3. Discontinued Operations

In August 2007, the Company’s board of directors approved a plan to exit its residential mortgage investment operations and sell the REIT Subsidiary. As of January 1, 2008, the REIT Subsidiary’s assets and liabilities consisted solely of those held by its two asset-backed commercial paper conduits (the “Facilities”).  During March 2008, the Company entered into an agreement with the holders of the secured liquidity notes (“SLNs”) issued by the Facilities (the “Noteholders”) in order to terminate the Facilities.  With respect to the agreement with the Noteholders, all of the residential mortgage-backed securities (“RMBS”) funded by the SLNs have been returned to the Noteholders in satisfaction of the SLNs and the Company has paid the Noteholders approximately $42.0 million in conjunction with this resolution. The Company had previously accrued $36.5 million for contingencies related to resolution of the Facilities and as a consequence of this transaction, the Company recorded an incremental charge during the quarter ended March 31, 2008 of $5.5 million. The agreement with the Noteholders resulted in approximately $3.6 billion par amount of RMBS being returned to the Noteholders in satisfaction of approximately $3.5 billion par amount of SLNs held by the Noteholders. Accordingly, the Company removed the RMBS and SLNs that related to the Facilities from its condensed consolidated financial statements as of March 31, 2008. Under the agreement with the Noteholders, the Company and its affiliates have been released from any future obligations or liabilities to the Noteholders.

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

The Company no longer deems a sale or transfer of its remaining residential mortgage portfolio to be probable in the near term. As such, the Company’s remaining residential mortgage investment operations, which were previously presented as discontinued operations, are presented as continuing operations and the associated prior period amounts presented in the Company’s condensed consolidated financial statements relating to the Company’s existing residential mortgage assets and liabilities as of September 30, 2008 have been reclassified for comparative presentation.

As of September 30, 2008, the Company’s remaining residential mortgage portfolio consisted of $310.4 million of RMBS, of which $277.2 million was rated investment grade or higher and $33.2 million was rated below investment grade. Of the $310.4 million of RMBS, $197.4 million represented interests in residential mortgage securitization trusts that were not structured as QSPEs.  The Company consolidates these trusts because it is the primary beneficiary of these entities and therefore reported total assets of $3.1 billion and total liabilities of $2.9 billion for these trusts in continuing operations as of September 30, 2008.

Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of September 30, 2008	As of December 31, 2007
Assets
Restricted cash and cash equivalents	$—	$353
Investments in securities and loans, at fair value	—	3,043,193
Interest and principal receivable	—	3,734
Other assets	—	2,478
Assets of discontinued operations	$—	$3,049,758

	As of September 30, 2008	As of December 31, 2007
Liabilities
Asset-backed secured liquidity notes, at fair value	$—	$3,519,860
Accounts payable, accrued expenses and other liabilities	—	123,701
Accrued interest payable	—	522
Liabilities of discontinued operations	$—	$3,644,083

The components of income from discontinued operations are as follows (amounts in thousands):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net investment (loss) income	$—	$(14,480)	$16,795	$(3,512)
Other loss	—	(148,250)	(5,361)	(161,252)
Non-investment expenses	—	(137,375)	(8,766)	(138,291)
(Loss) income from discontinued operations	$—	$(300,105)	$2,668	$(303,055)

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

The following table presents a reconciliation of basic and diluted net income per common share for the three and nine months ended September 30, 2008 and 2007 (amounts in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$48,990	$38,598	$97,867	$142,943
(Loss) income from discontinued operations	—	(300,105)	2,668	(303,055)
Net income (loss)	$48,990	$(261,507)	$100,535	$(160,112)

Basic:
Basic weighted-average shares outstanding	149,612	87,443	136,777	81,692
Income per share from continuing operations	$0.33	$0.44	$0.72	$1.75
(Loss) income per share from discontinued operations	—	(3.43)	0.02	(3.71)
Net income (loss) per share	$0.33	$(2.99)	$0.74	$(1.96)

Diluted:
Basic weighted-average shares outstanding	149,612	87,443	136,777	81,692
Dilutive effect of share options and restricted common shares using the treasury method	271	253	542	1,055
Diluted weighted-average shares outstanding (1)	149,883	87,696	137,319	82,747
Income per share from continuing operations	$0.33	$0.44	$0.71	$1.73
(Loss) income per share from discontinued operations	—	(3.42)	0.02	(3.66)
Net income (loss) per share	$0.33	$(2.98)	$0.73	$(1.93)

(1)

Potential anti-dilutive common shares excluded from diluted net income per share for the three and nine months ended September 30, 2008 were 9,677,430 related to convertible debt securities and 1,932,279 related to common share options. There were 1,932,279 of potential anti-dilutive common share options for the three and nine months ended September 30, 2007.

Note 5. Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. As of September 30, 2008, the Company had securities sold, not yet purchased with a cost basis of $101.3 million and accumulated net unrealized gain of $17.8 million. As of December 31, 2007, the Company had securities sold, not yet purchased with a cost basis of $103.1 million and accumulated net unrealized gain of $2.7 million.

For the three and nine months ended September 30, 2008, the Company had net realized gains on securities sold, not yet purchased of $0.7 million and $7.8 million, respectively, and net unrealized gains on securities sold, not yet purchased of $13.5 million and $15.1 million, respectively. For the three and nine months ended September 30, 2007, the Company had net realized gains on securities sold, not yet purchased of $5.2 million and $5.3 million, and net unrealized losses on securities sold, not yet purchased of $2.9 million and $2.5 million, respectively.

Note 6. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of September 30, 2008, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$1,359,501	$2,296	$(344,098)	$1,017,699
Marketable equity securities	17,322	115	(11,860)	5,577
Total	$1,376,823	$2,411	$(355,958)	$1,023,276

The following table shows the gross unrealized losses and estimated fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2008 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	$512,393	$(63,530)	$407,058	$(280,568)	$919,451	$(344,098)
Marketable equity securities	1,282	(1,379)	3,711	(10,481)	4,993	(11,860)
Total	$513,675	$(64,909)	$410,769	$(291,049)	$924,444	$(355,958)

The unrealized losses in the above table exclude investments in common and preferred stock that are deemed to be other-than-temporarily impaired by $20.3 million. This amount consists of impairment charges that the Company recognized during the third quarter of 2008 totaling $10.6 million for certain publicly traded preferred and common stock investments. The remainder of the $20.3 million relates to an impairment charge recorded during the second quarter of 2008 totaling $9.7 million for a preferred stock investment. The charges relating to the impairment of these securities were recognized in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

When evaluating whether an impairment is other-than-temporary, the Company performs an analysis of the anticipated future cash flows and the Company’s ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. Additionally, the Company considers the current events specific to the issuer or industry including widening credit spreads and external credit ratings, as well as interest rate volatility.

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

During the three and nine months ended September 30, 2008, the Company had gross realized gains from the sales of securities available-for-sale of $0.6 million and $5.2 million, respectively, and gross realized losses from the sales of securities available-for-sale of $7.7 million and $22.4 million, respectively. During the three and nine months ended September 30, 2007, the Company had gross realized gains from the sales of securities available-for-sale of $3.8 million and $35.7 million, respectively, and gross realized losses from the sales of securities available-for-sale of $2.6 million and $4.8 million, respectively. Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral for borrowings as of September 30, 2008 (amounts in thousands):

	Corporate Debt Securities	Marketable Equity Securities
Pledged as collateral for borrowings under secured revolving credit facility	$222,733	$—
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	705,464	—
Pledged as collateral for subordinated notes to affiliates	79,907	—
Total	$1,008,104	$—

The following table summarizes the estimated fair value of securities pledged as collateral for borrowings as of December 31, 2007 (amounts in thousands):

	Corporate Debt Securities	Marketable Equity Securities
Pledged as collateral for borrowings under repurchase agreements	$487,297	$—
Pledged as collateral for borrowings under secured revolving credit facility	43,878	—
Pledged as collateral for borrowings under secured demand loan	—	34,483
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	762,776	—
Pledged as collateral for subordinated notes to affiliates	17,813	—
Total	$1,311,764	$34,483

Note 7. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	As of September 30, 2008	As of December 31, 2007
Corporate loans, at net amortized cost	$8,493,531	$8,659,208
Less: allowance for loan losses	(35,000)	(25,000)
Total	$8,458,531	$8,634,208

The following table summarizes the components of the net carrying value of the Company’s corporate loans as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	September 30, 2008				December 31, 2007
Description	Principal	Net Unamortized Discount	Estimated Fair Value Adjustment	Net Carrying Value	Principal	Net Unamortized Discount	Net Carrying Value
Corporate loans held for investment (1)	$8,752,586	$(259,055)	$—	$8,493,531	$8,766,169	$(106,961)	$8,659,208
Corporate loans held for sale	31,151	(597)	(2,353)	28,201	—	—	—
Total loans	$8,783,737	$(259,652)	$(2,353)	$8,521,732	$8,766,169	$(106,961)	$8,659,208

(1)               Excludes allowance for loan losses of $35.0 million and $25.0 million as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, approximately $28.2 million of corporate loans were classified as held for sale.  The Company recorded a $2.4 million charge to earnings in net realized and unrealized (loss) gain on investments related to these loans to adjust their carrying value to the lower of cost or estimated fair value. The Company had no corporate loans held for sale as of December 31, 2007.  Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the carrying value of corporate loans, at net amortized cost, pledged as collateral for borrowings as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	As of September 30, 2008	As of December 31, 2007
Pledged as collateral for borrowings under repurchase agreements	$—	$1,994,999
Pledged as collateral for borrowings under secured revolving credit facility	41,480	48,142
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	6,568,571	6,276,882
Pledged as collateral for subordinated notes to affiliates	493,959	27,886
Total	$7,104,010	$8,347,909

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio for the nine months ended September 30, 2008 (amounts in thousands):

Balance at January 1, 2008	$25,000
Provision for loan losses	10,000
Charge-offs	—
Balance at September 30, 2008	$35,000

The $35.0 million allowance for loan losses is unallocated as of September 30, 2008 because the Company has not deemed any individual loans as being impaired as of that date. A provision for loan losses of $10.0 million and $25.0 million was recorded during the nine months ended September 30, 2008 and 2007, respectively.

Note 8. Residential Mortgage-Backed Securities

Upon adoption of SFAS No. 159 as of January 1, 2007, the Company elected the option of carrying its investments in RMBS at estimated fair value.  As of September 30, 2008 and December 31, 2007, RMBS totaled $113.0 million and $131.7 million, respectively.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged RMBS. The following table summarizes the estimated fair value of RMBS pledged as collateral under repurchase agreements and a secured revolving credit facility as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	As of September 30, 2008	As of December 31, 2007
Pledged as collateral for borrowings under repurchase agreements	$—	$112,465
Pledged as collateral for borrowings under secured revolving credit facility	71,509	5,368
Total	$71,509	$117,833

Note 9. Residential Mortgage Loans

The following table summarizes the Company’s residential mortgage loans as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	As of September 30, 2008	As of December 31, 2007
Residential mortgage loans, at estimated fair value (1)	$3,054,756	$3,921,323

(1)               Excludes real estate owned (“REO”) by the Company as a result of foreclosure on delinquent loans of $10.9 million and $7.2 million as of September 30, 2008 and December 31, 2007, respectively. REO is recorded within other assets on the Company’s condensed consolidated balance sheets.

The following table summarizes the estimated fair value of residential mortgage loans pledged as collateral for borrowings as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	As of September 30, 2008	As of December 31, 2007
Pledged as collateral for borrowings under repurchase agreements	$—	$163,586
Pledged as collateral for borrowings under secured revolving credit facility	151,454	25,162
Total	$151,454	$188,748

The following table summarizes the delinquency statistics of the Company’s residential mortgage loans as of September 30, 2008 and December 31, 2007 (dollar amounts in thousands):

	As of September 30, 2008		As of December 31, 2007
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	76	$28,793	96	$30,163
60 to 89 days	22	7,440	18	6,151
90 days or more	60	22,361	43	14,045
In foreclosure	58	20,665	38	11,800
Total	216	$79,259	195	$62,159

As of September 30, 2008, the loss exposure or uncollected principal amount related to the Company’s delinquent residential mortgage loans in the table above exceeded their fair value by $3.3 million. As of September 30, 2008, 31 of the residential mortgage loans owned by the Company with an outstanding balance of $10.9 million (not included in the table above) were REO as a result of foreclosure on delinquent loans. As of December 31, 2007, 25 of the residential mortgage loans owned by the Company with an outstanding balance of $7.2 million (not included in the table above) were REO as a result of foreclosure on delinquent loans.

Note 10. Borrowings

Certain information with respect to the Company’s borrowings as of September 30, 2008 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted- Average Borrowing Rate	Weighted- Average Remaining Maturity (in days)	Estimated Fair Value of Collateral(1)
Secured revolving credit facility(2)	$378,306	4.92%	266	$487,176
CLO 2005-1 senior secured notes	831,876	3.12	3,130	770,546
CLO 2005-2 senior secured notes	808,496	3.12	3,344	809,387
CLO 2006-1 senior secured notes	727,500	3.17	3,616	811,823
CLO 2007-1 senior secured notes	2,368,500	3.33	4,610	2,225,518
CLO 2007-1 junior secured notes to affiliates(3)	431,292	—	4,610	405,256
CLO 2007-A senior secured notes	1,213,300	3.66	3,302	1,161,480
CLO 2007-A junior secured notes to affiliates(4)	94,128	—	3,302	90,108
Wayzata senior secured notes	1,600,000	3.60	1,507	1,495,281
Convertible senior notes	300,000	7.00	1,384	—
Junior subordinated notes	288,671	6.53	10,210	—
Subordinated notes to affiliates(5)	84,000	—		78,502
Total	$9,126,069			$8,335,077

(1)                                Collateral for borrowings consists of RMBS, securities available-for-sale, and corporate and residential mortgage loans.

(2)                                Includes $100.0 million in borrowings collateralized by retained rated mezzanine notes and unrated subordinated notes issued by the Company’s CLO subsidiaries.

(3)                                CLO 2007-1 junior secured notes to affiliates consists of (x) $244.7 million of mezzanine notes with a weighted-average borrowing rate of 7.66% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(4)                                CLO 2007-A junior secured notes to affiliates consists of (x) $79.0 million of mezzanine notes with a weighted-average borrowing rate of 8.94% and (y) $15.1 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(5)                                Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from Wayzata.

In the third quarter of 2008, the Company retired $5.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $3.1 million, partially offset by a $0.2 million write-off of unamortized debt issuance costs and $0.1 million of other associated costs.

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

(4)                                  CLO 2007-1 junior secured notes to affiliates consists of (x) $244.7 million of mezzanine notes with a weighted-average borrowing rate of 9.72% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)                                  CLO 2007-A junior secured notes to affiliates consists of (x) $79.0 million of mezzanine notes with a weighted-average borrowing rate of 10.87% and (y) $15.1 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)                                  Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from KKR Financial CLO 2007-4, Ltd., KKR Financial CLO 2008-1, Ltd., and Wayzata.

Note 11. Derivative Financial Instruments

The Company enters into derivative transactions in order to hedge its interest rate risk exposure to the effects of interest rate changes. Additionally, the Company enters into derivative transactions in the course of its investing. The Company’s derivative transactions are with various counterparties, none of which are concentrated to the extent of detrimentally affecting the Company’s financial condition or results of operations. The counterparties to the Company’s derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The counterparties to the Company’s derivative agreements have investment grade ratings and, as a result, the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of September 30, 2008 and December 31, 2007 (amounts in thousands):

	As of September 30, 2008		As of December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(24,168)	$383,333	$(19,018)
Fair Value Hedges:
Interest rate swaps	32,000	(1,777)	32,000	(1,212)
Free-Standing Derivatives:
Interest rate swaps	181,073	(13)	690,799	(7,959)
Credit default swaps—long	53,500	(1,063)	66,000	(1,154)
Credit default swaps—short	300,070	48,168	268,000	12,613
Total rate of return swaps	416,597	(51,864)	442,204	(21,998)
Foreign exchange contracts	64,380	(1,093)	9,711	3
Common stock warrants	—	77	—	799
Total	$1,430,953	$(31,733)	$1,892,047	$(37,926)

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three and nine months ended September 30, 2008 and September 30, 2007, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations.

Note 12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	As of September 30, 2008	As of December 31, 2007
Net unrealized losses on available-for-sale securities	$(354,805)	$(159,802)
Net unrealized losses on cash flow hedges	(23,119)	(19,018)
Transition adjustment to accumulated deficit in conjunction with fair value option election for residential mortgage-backed securities	—	21,575
Accumulated other comprehensive loss	$(377,924)	$(157,245)

The components of other comprehensive loss were as follows (amounts in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during period	$(188,065)	$(73,218)	$(254,042)	$(72,577)
Translation adjustment to accumulated deficit in conjunction with fair value option election for residential mortgage-backed securities	—	—	—	21,575
Reclassification adjustments for losses (gains) realized in net income (1)	17,667	(1,309)	37,464	(30,457)
Unrealized losses on available-for-sale securities from investment in unconsolidated affiliate	—	—	—	(7,898)
Unrealized losses on securities available-for-sale	(170,398)	(74,527)	(216,578)	(89,357)
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during period	(4,940)	(35,469)	(4,101)	(25,391)
Reclassification adjustments for gains realized in discontinued operations	—	(28,569)	—	(28,569)
Unrealized losses on cash flow hedges arising during period	(4,940)	(64,038)	(4,101)	(53,960)
Other comprehensive loss	$(175,338)	$(138,565)	$(220,679)	$(143,317)

(1)  Amounts for the three and nine months ended September 30, 2008 include an impairment of $20.3 million for investments in common and preferred stock securities which were determined to be other-than-temporary.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of September 30, 2008, the 2007 Share Incentive Plan authorizes a total of 8,339,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On February 19, 2008, the Compensation Committee of the board of directors granted the Manager 1,097,000 restricted common shares that vest on February 19, 2011. The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2008	625,000	72,657	697,657
Issued	1,097,000	38,349	1,135,349
Vested	(625,000)	(41,885)	(666,885)
Cancelled	—	(2,839)	(2,839)
Forfeited	—	—	—
Unvested shares as of September 30, 2008	1,097,000	66,282	1,163,282

Pursuant to SFAS No. 123(R), the Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $6.36 and $16.85 per share at September 30, 2008 and September 30, 2007, respectively. There were $6.2 million and $3.7 million of total unrecognized compensation costs related to unvested restricted common shares granted as of September 30, 2008 and September 30, 2007, respectively.

The following table summarizes common share option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2008	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2008	1,932,279	$20.00

As of September 30, 2008 and December 31, 2007, 1,932,279 common share options were exercisable. As of September 30, 2008 and December 31, 2007, the common share options were fully vested and expire in August 2014. For the three and nine months ended September 30, 2008 and 2007, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Options granted to Manager	$—	$(192)	$—	$246
Restricted shares granted to Manager	(195)	(4,389)	462	1,651
Restricted shares granted to certain directors	142	178	497	392
Total share-based compensation expense	$(53)	$(4,403)	$959	$2,289

Note 14. Management Agreement and Related Party Transactions

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors. The Management Agreement expires on December 31 of each year, but is automatically renewed for a one-year term each December 31 unless terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the Company’s outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable by the Manager is not fair, subject to the Manager’s right to prevent such a termination under this clause (2) by agreeing to a mutually acceptable reduction of management fees. The Manager must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these guarantees on its condensed consolidated financial statements and determined that they are not material.

For the three and nine months ended September 30, 2008, the Company incurred $8.7 million and $25.1 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $(0.2) million and $0.5 million, respectively, for the three and nine months ended September 30, 2008 (see Note 13). The Company also reimbursed the Manager $2.5 million and $7.6 million, respectively, for expenses for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, the Company incurred $8.2 million and $22.5 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $(4.6) million and $1.9 million, respectively, for the three and nine months ended September 30, 2007 (see Note 13). The Company also reimbursed the Manager $1.9 million and $5.8 million, respectively, for expenses for the three and nine months ended September 30, 2007. Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statements of operations, non-investment expense category based on the nature of the expense.

The Manager is waiving the receipt of base management fees earned related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived the receipt of approximately $2.2 million and $6.6 million of base management fees earned during the three and nine months ended September 30, 2008, respectively.

No incentive fees were earned by the Manager during the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007, but $12.6 million was earned by the Manager during the nine months ended September 30, 2007. An affiliate of the Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata and is entitled to receive fees for the services performed as collateral manager. The collateral manager has permanently waived fees of approximately $62.1 million and $18.6 million as of September 30, 2008 and September 30, 2007, respectively. Beginning

April 15, 2007, an affiliate of the Manager ceased waiving fees for CLO 2005-1 for the services performed as collateral manager. The Company recorded an expense of $1.3 million and $3.8 million for collateral management fees for CLO 2005-1 for the three and nine months ended September 30, 2008, respectively. The collateral manager evaluates such waivers on a quarterly basis and there are no assurances that the collateral manager will waive such management fees subsequent to September 30, 2008.

The Company has invested in corporate loans and debt securities of entities that are affiliates of KKR. As of September 30, 2008, the aggregate par amount of these affiliated investments totaled $3.7 billion, or approximately 35% of the total investment portfolio, and consisted of 23 issuers. The total $3.7 billion in investments were comprised of $2.8 billion of corporate loans, $720.6 million of corporate debt securities available for sale, and $270.3 million notional amount of corporate loans financed under total rate of return swaps (included in derivative assets and liabilities on the condensed consolidated balance sheet).

Note 15. Fair Value Disclosure

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets:
Securities available-for-sale	$5,577	$900,256	$117,443	$1,023,276
Residential mortgage-backed securities	—	—	112,980	112,980
Residential mortgage loans	—	—	3,054,756	3,054,756
REO	—	—	10,857	10,857
Corporate loans held for sale	—	28,201	—	28,201
Total	$5,577	$928,457	$3,296,036	$4,230,070
Liabilities:
Derivatives, net	$—	$21,163	$(52,896)	$(31,733)
Residential mortgage-backed securities issued	—	—	(2,868,232)	(2,868,232)
Securities sold, not yet purchased	(58,937)	(24,570)	—	(83,507)
Total	$(58,937)	$(3,407)	$(2,921,128)	$(2,983,472)

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value as of December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

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

The following table presents additional information about assets, including derivatives, that are measured at fair value for which the Company has utilized level 3 inputs to determine fair value, for the three months ended September 30, 2008 and 2007 (amounts in thousands):

	Three months ended September 30, 2008						Three months ended September 30, 2007
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	REO	Derivatives, net	Residential Mortgage- Backed Securities Issued	Securities Available- For-Sale	Derivatives, net
Beginning balance as of July 1	$45,343	$115,652	$3,394,996	$8,919	$3,471	$(3,204,392)	$57,000	$1,317
Total gains or losses (realized and unrealized):
Included in earnings	—	1,621	(168,058)	—	(16,625)	168,059	—	145
Included in other comprehensive loss	(1,532)	—	—	—	—	—	(538)	—
Net transfers in and/or out of level 3	73,959	—	(1,938)	1,938	(39,067)	—	44,576	—
Purchases, sales, other settlements and issuances, net	(327)	(4,293)	(170,244)	—	(675)	168,101	—	(1,031)
Ending balance as of September 30	$117,443	$112,980	$3,054,756	$10,857	$(52,896)	$(2,868,232)	$101,038	$431
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date (1)	$—	$1,055	$(167,404)	$—	$(16,625)	$168,059	$—	$145

(1)                                  Amounts are included in net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives that are measured at fair value for which the Company has utilized level 3 inputs to determine fair value, for the nine months ended September 30, 2008 and 2007 (amounts in thousands):

	Nine months ended September 30, 2008						Nine months ended September 30, 2007
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	REO	Derivatives, net	Residential Mortgage- Backed Securities Issued	Securities Available- For-Sale	Derivatives, net
Beginning balance as of January 1	$99,498	$—	$—	$—	$802	$—	$104,498	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	(5,515)	(307,122)	—	(16,158)	315,311	—	431
Included in other comprehensive loss	(5,622)	—	—	—	—	—	(36)	—
Net transfers in and/or out of level 3	41,234	131,688	3,917,666	10,857	(36,256)	(3,169,353)	44,074	—
Purchases, sales, other settlements and issuances, net	(17,667)	(13,193)	(555,788)	—	(1,284)	(14,190)	(47,498)	—
Ending balance as of September 30	$117,443	$112,980	$3,054,756	$10,857	$(52,896)	$(2,868,232)	$101,038	$431
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date (1)	$—	$(8,195)	$(318,679)	$—	$(16,158)	$315,311	$—	$431

(1)                                  Amounts are included in net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

Note 16. Contingencies

In the normal course of business, the Company has been named as a defendant in legal actions. The Company has denied, or believes it has a meritorious defense and will deny liability in the significant cases pending against the Company discussed below. Based on current discussion and consultation with counsel, the Company’s management believes that the resolution of these matters will not have a material impact on the financial condition or cash flow of the Company.

On August 7, 2008, the members of the Company’s board of directors and certain of the Company’s executive officers (the “Individual Defendants”) and the Company (collectively, “Defendants”) were named in a putative class action complaint (the “Complaint”) filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the “Charter Litigation”). The Complaint alleges that the Company’s April 2, 2007 registration statement and prospectus (the “April 2, 2007 Registration Statement”) contained material misstatements and omissions in violation of Section 11 of the Securities Act of 1933, as amended (the "1933 Act"),  regarding the risks associated with the Company’s real estate related assets, the state of the Company’s capital in light of its real estate related assets, and the adequacy of the Company’s loss reserves for its real estate related assets (the “alleged Section 11 violation”). The Complaint further alleges that pursuant to Section 15 of the 1933 Act, the Individual Defendants have legal responsibility for the alleged Section 11 violation.

The parties have stipulated that Defendants shall not be required to answer or otherwise respond to the Complaint. Pursuant to section 27(a) of the 1933 Act, the court is required to appoint a Lead Plaintiff by November 5, 2008. The parties have stipulated that the Lead Plaintiff shall file and serve a consolidated amended complaint or designate a previously-filed complaint as the operative complaint (the “Operative Complaint”) no later than 45 days after an order appointing it is entered by the Court.  The parties have further stipulated that Defendants shall file an answer, motion to dismiss, or other response to the Operative Complaint no later than 45 days after it is served.

On August 15, 2008, the members of the Company’s board of directors and the Company’s executive officers (the “Director and Officer Defendants”) were named in a shareholder derivative action (the “Derivative Action”) brought by Raymond W. Kostecka, a purported shareholder of the Company, in the Superior Court of California, County of San Francisco. The Company is named as a nominal defendant.  The complaint in the Derivative Action asserts claims against the Director and Officer Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2, 2007 Registration Statement with alleged material misstatements and omissions.

The parties have submitted a stipulation requesting that the proceedings in the Derivative Action be stayed until the Charter Litigation is dismissed on the pleadings or the Company files an answer to the Charter Litigation.

Note 17. Subsequent Events

On November 6, 2008, the Company’s board of directors elected to not pay a dividend for the third quarter of 2008.

On November 10, 2008, the Company entered into an agreement to replace its existing revolving credit facility with a new $300.0 million senior secured asset-based revolving credit facility. The new facility matures on November 10, 2010. The facility bears interest at a rate of 30-day London interbank offered rate (“LIBOR”) plus 3.00% per annum and the commitment of the initial lenders in the facility is reduced to $150.0 million on the one-year anniversary of the facility. The Company can satisfy the $150.0 million commitment reduction by either paying down the facility or syndicating the facility to other lenders prior to November 10, 2009. Under the terms of the credit agreement, the Company will be restricted from making cash distributions to its shareholders in excess of the amount estimated by the Company to be necessary for its shareholders to satisfy their federal and state tax liabilities with respect to their allocable share of the Company's taxable income. This restriction will terminate as of November 10, 2009 as long as the Company satisfies certain borrowing base conditions contained in the credit agreement. As of November 7, 2008, the Company had $368.3 million outstanding under its existing revolving credit facility.

On November 10, 2008, the Company entered into an agreement for a two-year $100.0 million standby unsecured revolving credit agreement with the Company’s external manager, KKR Financial Advisors LLC, and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of the Company’s external manager. The borrowing facility matures in December 2010 and bears interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at the Company’s option) plus 15.00% per annum.  Under the terms of the agreement, the Company can elect to capitalize a portion of accrued interest on any loan under the agreement by adding up to 80% of the interest due and payable at a particular time in respect of such loan to the outstanding principal amount of the loan.

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

Forward Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a “safe harbor” for forward-looking statements by identifying those and by accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, changes in prepayment rates, general economic conditions, and other factors not presently identified. Other factors that may impact our actual results are discussed in our Annual Report on Form 10-K under the section titled “Risk Factors.”  We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Our Manager, a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (previously known as KKR Financial LLC), manages us pursuant to the Management Agreement. The Manager is an affiliate of KKR. In June 2008, Kohlberg Kravis Roberts & Co. (Fixed Income) LLC became a wholly-owned subsidiary of KKR.

Impact of Credit Market Events

During the third quarter of 2008, the global credit markets continued to experience unprecedented challenges and the landscape of the U.S. financial services industry changed dramatically. During September 2008, the U.S. federal government assumed a conservatorship role for both Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, Lehman Brothers Holdings Inc. filed for bankruptcy, and the U.S. federal government provided a loan to American International Group Inc. (“AIG”) in exchange for an equity interest in AIG. During the same period, events in the credit markets forced numerous other major U.S. financial institutions to announce plans to consolidate and/or restructure their existing operations.

During the third quarter of 2008, illiquidity and wider credit spreads in the credit markets caused a material decline in asset prices, particularly in equities, corporate loans and high yield securities.  These market conditions have continued subsequent to quarter end. Current market events may impact our business in many ways, including the following:

•

Price declines in the investments we hold reduce the proceeds we receive for any investments that we decide to sell and in most cases would result in the realization of losses on such sales. Realization of losses on such sales, depending on their magnitude and timing, could cause us to not be in compliance at future measurement dates with covenants in our secured revolving credit facility and total rate of return swaps.

•

Declines in market values have required and may continue to require us to post substantial additional cash collateral under market value based borrowing transactions and/or derivative contracts. Specifically, derivative transactions, including total rate of return swaps, our secured revolving credit facility, and Wayzata Funding LLC (“Wayzata”) have certain provisions that require the posting of additional cash margin due to the decline in the value of assets financed through those facilities. The posting of additional cash margin adversely impacts our cash flows available for operations, new investments and dividend distributions. In addition, Wayzata’s market value features result in cash being effectively trapped in the facility and not being paid to the junior noteholders, including us, if the net asset value of Wayzata does not meet certain limits. We believe that based on current asset prices, the net asset value of Wayzata would result in cash being trapped and that during the fourth quarter of 2008 Wayzata will cease being cash flow generative to us. We cannot predict at this time how long the cessation of cash flows will last. The posting of additional cash margin and trapping of any cash could also have adverse consequences regarding our ability to retain assets to which such margin provisions pertain. Our borrowing arrangements are described in further detail under Sources of Funds in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•

Declines in the market values and downgrades in the ratings of investments financed through our five cash flow collateralized loan obligation (“CLO”) transactions may result in the unrestricted cash flows we receive from the CLOs being used to deleverage the facilities. While failing over-collateralization tests in these cash flow CLOs does not affect our investment portfolio or results of operations, it would adversely impact our cash flows available for operations, new investments and dividend distributions. We currently believe that during the fourth quarter of 2008, certain of our CLO facilities will temporarily cease to be cash flow generative to us, and we cannot predict at this time how long the cessation of cash flows will last. These provisions are described in further detail under Sources of Funds in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Current illiquidity in the financial markets may impact our ability to obtain new financing facilities or replace existing financing facilities on favorable terms.

In light of the foregoing developments related to current credit market conditions and their attendant risks, we have taken or intend to take the following steps:

•	We have elected not to pay a dividend for the third quarter of 2008 in order to retain liquidity and provide maximum flexibility with respect to uses of liquidity in the current environment.

•

On November 10, 2008, we entered into an agreement to replace our existing revolving credit facility with a new $300.0 million senior secured asset-based revolving credit facility. The new facility extends our revolving credit maturity and provides for less restrictive financial covenants that will enhance our flexibility to make appropriate portfolio management decisions on behalf of our shareholders. The new facility matures on November 10, 2010. The facility bears interest at a rate of 30-day London interbank offered rate (“LIBOR”) plus 3.00% per annum and the commitment of the initial lenders in the facility is reduced to $150.0 million on the one-year anniversary of the facility. We can satisfy the $150.0 million commitment reduction by either paying down the facility or syndicating the facility to other lenders prior to November 10, 2009. Under the terms of the credit agreement, we will be restricted from making cash distributions to our shareholders in excess of the amount estimated by us to be necessary for our shareholders to satisfy their federal and state tax liabilities with respect to their allocable share of our taxable income. This restriction will terminate as of November 10, 2009 as long as we satisfy certain borrowing base conditions contained in the credit agreement.

•

On November 10, 2008, we entered into an agreement for a two-year $100.0 million standby unsecured revolving credit agreement with our Manager, KKR Financial Advisors LLC, and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of our Manager. We entered into this $100.0 million standby unsecured revolving credit agreement in order to enhance our flexibility in bridging the difference in the balance outstanding under our current credit facility with the borrowing capacity under the new facility. The borrowing facility matures in December 2010 and bears interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at our option) plus 15.00% per annum. Under the terms of the agreement, we can elect to capitalize a portion of accrued interest on any loan under the agreement by adding up to 80% of the interest due and payable at a particular time in respect of such loan to the outstanding principal amount of the loan.

•

We are evaluating whether and how to reduce our exposure and contracts that require posting of additional collateral when market values decline. Any such future reduction in exposure may result in losses on investments, losses on our investments in Wayzata, and reduction or elimination of borrowings under facilities whose terms would not be replicable in today’s financial environment.

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

As of June 30, 2008, we substantially completed our plan to exit our residential mortgage investment operations through the sale of certain of our residential mortgage-backed securities in the third quarter of 2007 and the agreement with the Noteholders related to the Facilities described above. In addition, on June 30, 2008, we completed the sale of a controlling interest in the REIT Subsidiary to Rock Capital 2 LLC, which did not result in a gain or loss. Accordingly, the REIT Subsidiary is presented as discontinued operations for financial statement purposes for all periods presented.

We have determined that a sale or transfer of our remaining residential mortgage portfolio to no longer be probable in the near term. As such, our remaining residential mortgage investment operations, which were previously presented as discontinued operations, are presented as continuing operations and the associated prior period amounts presented in our condensed consolidated financial statements relating to our existing residential mortgage assets and liabilities as of September 30, 2008 have been reclassified for comparative presentation.

Extinguishment of Debt

During the third quarter of 2008, we retired $5.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $3.1 million, partially offset by a $0.2 million write-off of unamortized debt issuance costs and $0.1 million of other associated costs. During the nine months ended September 30, 2008, we retired $40.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $20.3 million, partially offset by a $1.3 million write-off of unamortized debt issuance costs and $0.8 million of other associated costs.

Common Share Offering

On April 8, 2008, we completed a public offering of 34.5 million common shares at a price of $11.85 per common share. Net proceeds from the transaction before expenses totaled $384.3 million.

Investment Portfolio

As of September 30, 2008, our investments in corporate loans and debt securities totaled $9.5 billion, which represents a 4.3% decrease from $10.0 billion as of December 31, 2007. Additionally, our investments in RMBS totaled $310.4 million as of September 30, 2008, which represents a decrease of 8.1% from $337.6 million as of December 31, 2007.  As described under Discontinued Operations above, we consolidate both the assets and liabilities of certain residential mortgage-backed securitization trusts in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and as a result, $197.4 million of our $310.4 million of RMBS investments are included in the consolidation of these entities and the $197.4 million represents the net difference between residential mortgage loans of $3.1 billion and residential mortgage-backed securities issued of $2.9 billion, plus $10.9 million of real estate owned (included in other assets on our condensed consolidated balance sheet).

Critical Accounting Policies

Our condensed consolidated financial statements are prepared by management in conformity with GAAP. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. We have reviewed these critical accounting policies with our board of directors and the audit committee of our board of directors.

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

Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, corporate loans held for sale and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Share-Based Compensation

We account for share-based compensation issued to members of our board of directors and our Manager using the fair value based methodology in accordance with SFAS No. 123(R), Share-based Compensation (“SFAS No. 123(R)”). We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common shares that we issued to members of our board of directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent the awards have not vested. Unvested restricted common shares are valued using observable secondary market prices. Unvested common share options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common share and common share options that we granted to our Manager using the graded vesting attribution and straight-line method in accordance with SFAS No. 123(R). As of September 30, 2008, the common share options were fully vested.

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three and nine months ended September 30, 2008, share-based compensation totaled $(0.2) million and $0.5 million, respectively. As of September 30, 2008, substantially all of the non-vested restricted common shares issued that are subject to SFAS No. 123(R) are subject to remeasurement. As of September 30, 2008, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.1 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of September 30, 2008, future unamortized share-based compensation totaled $6.2 million, of which $0.7 million, $2.7 million, and $2.8 million will be recognized in 2008, 2009, and beyond, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of September 30, 2008, the estimated fair value of our net derivative liabilities totaled $31.7 million.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. Evaluating whether the impairment of an investment is other-than-temporary requires significant judgment and requires us to make certain estimates and assumptions. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost, the amount of the loss, our intent and financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. As of September 30, 2008, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $356.0 million, which if not recovered may result in the recognition of future losses. As of September 30, 2008, there were impairments of $20.3 million which were determined to be other-than-temporary which were recorded as a loss in the condensed consolidated statements of operations.

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

The allocated component of our allowance for loan losses consists of individual loans that are impaired and for which the estimated allowance for loan losses is determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan. We consider a loan to be impaired when, based on current information and events, we believe it is probable that we will be unable to collect all amounts due to us based on the contractual terms of the loan. An impaired loan may be left on accrual status during the period we are pursuing repayment of the loan; however, the loan is placed on non-accrual status at such time as: (i) we believe that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) we determine the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan decreases below our carrying value of such loan. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized only upon actual receipt.

The unallocated component of our allowance for loan losses is determined in accordance with SFAS No. 5, Accounting for Contingencies. This component of the allowance for loan losses represents our estimate of losses inherent, but unidentified, in our portfolio as of the balance sheet date. The unallocated component of the allowance for loan losses is estimated based upon a review of our loan portfolio’s risk characteristics, risk grouping of loans in the portfolio based upon estimated probability of default and severity of loss based on loan type, and consideration of general economic conditions and trends. As of September 30, 2008, our allowance for loan losses totaled $35.0 million.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The additional disclosures required by SFAS No. 161 must be included in our financial statements beginning with the first quarter of 2009.

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

In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 is intended to enhance the comparability and consistency in fair value measurements of financial assets that trade in inactive markets and includes illustrative examples addressing how assumptions should be considered when measuring fair value when relevant observable inputs do not exist, as well as how market quotes and available observable inputs in an inactive market should be considered when assessing the measuring fair value. FSP SFAS No. 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. We have taken FSP SFAS No. 157-3 into consideration when measuring the fair value of our assets and liabilities.

Results of Operations

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

Summary

Our net income for the three and nine months ended September 30, 2008 totaled $49.0 million (or $0.33 per diluted common share) and $100.5 million (or $0.73 per diluted common share), respectively, as compared to net loss of $261.5 million (or $2.98 per diluted common share) and $160.1 million (or $1.93 per diluted common share) for the three and nine months ended September 30, 2007, respectively. Income from continuing operations for the three and nine months ended September 30, 2008 totaled $49.0 million (or $0.33 per diluted common share) and $97.9 million (or $0.71 per diluted common share), respectively, as compared to $38.6 million (or $0.44 per diluted common share) and $142.9 million (or $1.73 per diluted common share) for the three and nine months ended September 30, 2007, respectively.

Net Investment Income

The following table presents the components of our net investment income for the three and nine months ended September 30, 2008 and 2007:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Investment Income:
Corporate loans and securities interest income	$165,878	$164,287	$529,068	$358,178
Residential mortgage loans and securities interest income	41,871	61,413	134,718	194,106
Other interest income	4,431	11,850	20,505	20,100
Dividend income	358	782	2,266	2,722
Net discount accretion	14,514	2,496	34,161	3,660
Total investment income	227,052	240,828	720,718	578,766
Interest Expense:
Repurchase agreements	970	22,888	34,407	63,503
Collateralized loan obligation senior secured notes	68,246	69,250	214,653	149,404
Secured revolving credit facility	3,496	3,190	9,269	6,580
Secured demand loan	—	513	348	1,728
Convertible senior notes	5,440	4,183	16,450	4,183
Junior subordinated notes	4,941	6,481	17,045	16,502
Residential mortgage-backed securities issued	31,506	38,072	99,938	137,650
Other interest expense	1,665	766	2,687	2,033
Interest rate swap	1,841	(285)	5,410	(476)
Total interest expense	118,105	145,058	400,207	381,107
Interest expense to affiliates	18,794	21,148	66,319	29,404
Provision for loan losses	—	25,000	10,000	25,000
Net investment income	$90,153	$49,622	$244,192	$143,255

As presented in the table above, net investment income increased $40.5 million, or 81.7%, and $100.9 million, or 70.5%, from the three and nine months ended September 30, 2007, respectively, compared to the three and nine months ended September 30, 2008. For the three months ended September 30, 2008, the increase is primarily attributable to lower interest expense on residential mortgage-backed securities issued and no provision for loan loss recorded for the quarter ended September 30, 2008. In addition, net discount accretion increased by $12.0 million due to our portfolio of corporate loans and debt securities having a lower weighted-average purchase price as compared to prior year. For the nine months ended September 30, 2008, the increase is primarily attributable to the interest income earned on additional investments in our investment portfolio during 2008, as well as greater discount accretion on corporate loans and debt securities. As of September 30, 2008, we held $9.5 billion of investments in corporate loans and debt securities, excluding the allowance for loan losses of $35.0 million. In comparison, as of September 30, 2007, investments in corporate loans and debt securities totaled $8.5 billion, excluding the allowance for loan losses of $25.0 million.

Net investment income in the table above does not include equity in income of unconsolidated affiliate of nil for the three and nine months ended September 30, 2008 and nil and $12.7 million for the three and nine months ended September 30, 2007, respectively. Equity in income of unconsolidated affiliate reflects our pro rata interest in the net income of a limited partnership that was formed to hold the subordinated interests in three entities formed to execute secured financing transactions in the form of CLOs.

Other (Loss) Income

The following table presents the components of other (loss) income for the three and nine months ended September 30, 2008 and 2007:

Comparative Other (Loss) Income Components

(Amounts in thousands)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Net realized and unrealized loss on derivatives and foreign exchange:
Interest rate swaptions	$—	$15	$—	$15
Interest rate swaps	(706)	(822)	2,820	(822)
Credit default swaps	9,543	1,424	19,877	2,397
Total rate of return swaps	(20,019)	(16,834)	(86,464)	(4,465)
Common stock warrants	(15)	145	(722)	432
Foreign contract	—	—	—	—
Foreign exchange translation	(4,337)	30	(3,979)	21
Total realized and unrealized loss on derivatives and foreign exchange	(15,534)	(16,042)	(68,468)	(2,422)
Net realized loss on residential loans carried at estimated fair value	(1,589)	(141)	(3,088)	(342)
Net unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	1,710	(39,145)	(11,563)	(40,636)
Net realized (loss) gain on investments	(17,996)	53,400	(36,647)	87,164
Impairment of securities available-for-sale	(10,566)	—	(20,254)	—
Lower of cost or estimated fair value adjustment to loans held for sale	284	—	(2,353)	—
Gain on extinguishment of debt	3,056	—	20,281	—
Net realized and unrealized gain on securities sold, not yet purchased	14,242	2,220	22,892	2,795
Other income	2,470	2,760	7,939	7,347
Total other (loss) income	$(23,923)	$3,052	$(91,261)	$53,906

As presented in the table above, total other loss totaled $23.9 million and $91.3 million for the three and nine months ended September 30, 2008, respectively, as compared to other income of $3.1 million and $53.9 million for the three and nine months ended September 30, 2007, respectively. The change in total other (loss) income for the three months ended September 30, 2008 is primarily attributable to a $15.5 million net realized and unrealized loss on derivatives and foreign exchange of which $20.0 million was related to total rate of return swaps, an $18.0 million realized loss on sales of investments, and $10.6 million of losses due to the impairment of securities available-for-sale, all partially offset by a $3.1 million gain on the extinguishment of junior subordinated notes, a $1.7 million net unrealized gain on the estimated fair value of our residential mortgage positions, and a $14.2 million net realized and unrealized gain on securities sold, not yet purchased. The change in total other (loss) income for the nine months ended September 30, 2008 is primarily attributable to a $68.5 million net realized and unrealized loss on derivatives and foreign exchange of which $86.5 million was related to total rate of return swaps, a $36.6 million realized loss on sales of investments, and $20.3 million of losses due to the impairment of securities available-for-sale, all partially offset by a $20.3 million gain on the extinguishment of junior subordinated notes, and a $22.9 million net realized and unrealized gain on securities sold, not yet purchased.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three and nine months ended September 30, 2008 and 2007:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Related party management compensation:
Base management fees	$8,729	$8,229	$25,089	$22,502
Incentive fee	—	—	—	12,620
Share-based compensation	(195)	(4,581)	462	1,897
CLO management fees	1,277	1,277	3,806	2,319
Related party management compensation	9,811	4,925	29,357	39,338
Professional services	1,335	2,194	4,263	3,495
Loan servicing expense	2,274	2,729	7,234	8,751
Insurance expense	302	161	621	547
Directors expenses	208	380	924	984
General and administrative expenses	3,310	3,301	12,549	12,564
Total non-investment expenses	$17,240	$13,690	$54,948	$65,679

As presented in the table above, our non-investment expenses increased by $3.6 million for the three months ended September 30, 2008 compared to September 30, 2007, but decreased by $10.7 million for the nine months ended September 30, 2008 compared to September 30, 2007. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. The Manager did not earn an incentive fee during the three or nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, incentive fees of nil and $12.6 million were earned by the Manager, respectively.

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

Income Tax Provision

After the Restructuring Transaction, we are no longer treated as a REIT for U.S. federal income tax purposes; however, we intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for U.S. federal income tax purposes. Therefore, we generally are not subject to U.S. federal income tax at the entity level, but are subject to limited state income taxes. Holders of our shares are required to take into account their allocable share of each item of our income, gain, loss, deduction and credit for our taxable year end ending within or with their taxable year.

KKR Financial Holdings II, LLC (“KFH II”), our wholly-owned subsidiary which holds certain real estate mortgage-backed securities, elected to be taxed as a REIT and we believe that it has complied with the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”), with respect thereto. KFH II is not subject to U.S. federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements.

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), and KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”) are foreign subsidiaries treated as disregarded entities or partnerships for U.S. federal income tax purposes that were established to facilitate securitization transactions, structured as secured financing transactions, and KKR TRS Holdings, Ltd. (“TRS Ltd.”) and KKR Financial Holdings, Ltd. (“KFH Ltd.”) are foreign taxable corporate subsidiaries that were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally not subject to U.S. federal and state income tax at the corporate entity level because they restrict their activities in the U.S. to trading in stock and securities for their own account. Therefore, they generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three months and nine months ended September 30, 2008 and 2007 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

Investment Portfolio

Corporate Investment Summary

The tables below summarize the carrying value, amortized cost, and estimated fair value of our corporate investment portfolio as of September 30, 2008 and December 31, 2007, classified by interest rate type. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for securities, amortized cost for loans held for investment, and the lower of cost or estimated fair value for corporate loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

The table below summarizes our corporate investment portfolio as of September 30, 2008 classified by interest rate type:

Corporate Investment Portfolio

(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Corporate Loans	$8,388,705	$8,388,705	$7,100,663	85.9%
Corporate Debt Securities	166,272	234,400	166,272	2.0
Total Floating Rate	8,554,977	8,623,105	7,266,935	87.9
Fixed Rate:
Corporate Loans	133,027	133,027	122,572	1.5
Corporate Debt Securities	851,427	1,125,101	851,427	10.3
Total Fixed Rate	984,454	1,258,128	973,999	11.8
Marketable and Non-Marketable Equity Securities:
Marketable Equity Securities	5,577	17,322	5,577	0.1
Non-Marketable Equity Securities	17,505	17,505	17,505	0.2
Total Marketable and Non-Marketable Equity Securities	23,082	34,827	23,082	0.3
Total(1)	$9,562,513	$9,916,060	$8,264,016	100.0%

(1)           Total carrying value excludes allowance for loan losses of $35.0 million and includes corporate loans held for sale.

The schedule above excludes equity securities sold, not yet purchased, with a cost of $101.3 million and for which we had accumulated net unrealized gains of $17.8 million as of September 30, 2008.

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

Corporate Loans

Our corporate loan portfolio totaled $8.5 billion as of September 30, 2008 and $8.7 billion as of December 31, 2007. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of first and second lien loans, mezzanine loans and bridge loans. As of September 30, 2008, $8.4 billion, or 98.4%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.6%, was fixed rate.  As of December 31, 2007, $8.6 billion, or 99.2%, of our corporate loan portfolio was floating rate and $0.1 billion, or 0.8%, was fixed rate.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted-average coupon on our floating rate corporate loans was 6.13% and 7.85% as of September 30, 2008 and December 31, 2007, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate loan portfolio was 2.92% and 2.87% as of September 30, 2008 and December 31, 2007, respectively. The weighted-average years to maturity of our floating rate corporate loans was 5.2 years and 5.7 years as of September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, our fixed rate corporate loans had a weighted-average coupon of 14.07% and a weighted-average years to maturity of 5.9 years, as compared to 11.01% and 5.8 years, respectively, as of December 31, 2007.

As of September 30, 2008 and December 31, 2007, there were no corporate loan balances placed on non-accrual status. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability. As of September 30, 2008, none of our corporate loan investments were delinquent on principal or interest payments and none of the investments were in default status. Our allowance for loan losses totaled $35.0 million and $25.0 million as of September 30, 2008 and December 31, 2007, respectively. There were no charge-offs and a $10.0 million provision for additional losses was recorded during the nine months ended September 30, 2008.

We recorded a $2.4 million charge to earnings during the quarter ended September 30, 2008 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had an estimated fair value of $28.2 million as of September 30, 2008. We had no corporate loans held for sale as of December 31, 2007.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) ratings category as of September 30, 2008 and December 31, 2007:

Corporate Loans

(Amounts in thousands)

Ratings Category	As of September 30, 2008	As of December 31, 2007
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA–	—	—
A1/A+ through A3/A–	—	—
Baa1/BBB+ through Baa3/BBB–	—	10,353
Ba1/BB+ through Ba3/BB–	3,820,459	4,595,862
B1/B+ through B3/B–	4,257,648	3,391,638
Caa1/CCC+ and lower	672,966	405,584
Non-rated	32,664	362,731
Total	$8,783,737	$8,766,168

Corporate Debt Securities

Our corporate debt securities portfolio totaled $1.0 billion as of September 30, 2008 and $1.3 billion as of December 31, 2007. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured and subordinated notes. As of September 30, 2008, $0.9 billion, or 83.7%, of our corporate debt securities portfolio was fixed rate and $0.2 billion, or 16.3%, was floating rate.  As of December 31, 2007, $1.1 billion, or 84.7%, of our corporate debt securities portfolio was fixed rate and $0.2 billion, or 15.3%, was floating rate.

As of September 30, 2008, our fixed rate corporate debt securities had a weighted-average coupon of 10.28% and a weighted-average years to maturity of 7.0 years, as compared to 10.42% and 7.5 years, respectively, as of December 31, 2007.

All of our floating rate corporate debt securities have index reset frequencies of less than twelve months.  The weighted-average coupon on our floating rate corporate debt securities was 6.12% and 8.39% as of September 30, 2008 and December 31, 2007, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate debt securities was 3.27% and 3.28% as of September 30, 2008 and December 31, 2007, respectively. The weighted-average years to maturity of our floating rate corporate debt securities was 5.0 years and 5.4 years as of September 30, 2008 and December 31, 2007, respectively.

We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability. As of September 30, 2008, none of our investments in corporate debt securities were delinquent on principal or interest payments and none of the investments were in default status.

The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2008 and December 31, 2007:

Corporate Debt Securities

(Amounts in thousands)

Ratings Category	As of September 30, 2008	As of December 31, 2007
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA–	20,000	—
A1/A+ through A3/A–	20,000	—
Baa1/BBB+ through Baa3/BBB–	—	—
Ba1/BB+ through Ba3/BB–	32,000	236,553
B1/B+ through B3/B–	628,006	431,478
Caa1/CCC+ and lower	695,970	772,315
Non-Rated	6,815	30,000
Total	$1,402,791	$1,470,346

Residential Mortgage Investment Summary

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $310.4 million as of September 30, 2008. The $310.4 million of RMBS is comprised of $277.2 million of RMBS that are rated investment grade or higher and $33.2 million of RMBS that are rated below investment grade. Of the $310.4 million of RMBS investments we hold, $197.4 million are in six residential mortgage-backed securitization trusts that are not structured as qualifying special-purpose entities as defined by SFAS No. 140. Accordingly, as we own the first loss securities in these trusts, we are deemed to be the primary beneficiary of these entities and as such, consolidate these trusts in accordance with GAAP. This results in us reflecting the financial position and results of these trusts in our condensed consolidated financial statements. Consolidation of these six entities does not impact our net assets or net income; however, it does result in us showing the consolidated assets, liabilities, revenues and expenses on our condensed consolidated financial statements. On our condensed consolidated balance sheet as of September 30, 2008, the $310.4 million of RMBS is computed as our investments in RMBS of $113.0 million, plus $197.4 million, which represents the difference between residential mortgage loans of $3.1 billion less residential mortgage-backed securities issued of $2.9 billion plus $10.9 million of real estate owned that is included in other assets on our condensed consolidated balance sheet. The $310.4 million of RMBS as of September 30, 2008 represents a decrease of 8.1% from $337.6 million as of December 31, 2007.

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

The tables below summarize the carrying value, amortized cost, and estimated fair value of our residential mortgage investments as of September 30, 2008 and December 31, 2007, classified by interest rate type. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for residential mortgage-backed securities and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes, nationally recognized pricing services and/or management’s judgment when relevant observable inputs do not exist.

The table below summarizes our residential mortgage investment portfolio as of September 30, 2008 classified by interest rate type:

Residential Mortgage Investment Portfolio

(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential Adjustable Rate Mortgage (“ARM”) Loans	$469,576	$598,838	$469,576	14.8%
Residential ARM Securities	38,217	49,970	38,217	1.2
Total Floating Rate	507,793	648,808	507,793	16.0
Hybrid Rate:
Residential Hybrid ARM Loans	2,596,038	2,893,815	2,596,038	81.6
Residential Hybrid ARM Securities	74,762	80,838	74,762	2.4
Total Hybrid Rate	2,670,800	2,974,653	2,670,800	84.0
Total	$3,178,593	$3,623,461	$3,178,593	100.0%

The table below summarizes our residential mortgage investment portfolio as of December 31, 2007 classified by interest rate type:

Residential Mortgage Investment Portfolio

(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans	$628,745	$667,000	$628,745	15.5%
Residential ARM Securities	51,964	55,930	51,964	1.3
Total Floating Rate	680,709	722,930	680,709	16.8
Hybrid Rate:
Residential Hybrid ARM Loans	3,292,578	3,374,696	3,292,578	81.2
Residential Hybrid ARM Securities	79,724	85,391	79,724	2.0
Total Hybrid Rate	3,372,302	3,460,087	3,372,302	83.2
Total	$4,053,011	$4,183,017	$4,053,011	100.0%

Residential ARM Securities

Our residential ARM securities portfolio totaled $38.2 million as of September 30, 2008 and $52.0 million as of December 31, 2007.  As of September 30, 2008 and December 31, 2007, substantially all of our residential ARM securities were comprised of one-month LIBOR floating rate securities that reprice monthly and were subject to a weighted-average maximum net interest rate of 11.33% and 11.76%, respectively, which was materially above the then current weighted-average net coupon of 5.83% and 6.52%, respectively.

Residential ARM Securities

(Amounts in thousands)

Ratings Category	As of September 30, 2008	As of December 31, 2007
Aaa/AAA	$27,937	$34,960
Aa1/AA+ through Aa3/AA–	—	—
A1/A+ through A3/A–	5,341	7,326
Baa1/BBB+ through Baa3/BBB–	3,356	4,466
Ba1/BB+ through Ba3/BB–	1,191	2,049
B1/B+ through B3/B–	275	1,196
Caa1/CCC+ and lower	—	—
Non-Rated	117	1,967
Total	$38,217	$51,964

Residential Hybrid ARM Securities

Our residential hybrid ARM securities portfolio totaled $74.8 million as of September 30, 2008 and $79.7 million as of December 31, 2007. As of September 30, 2008 and December 31, 2007, all of our residential hybrid ARM securities had underlying mortgage loans that were originated as 5/1 hybrid ARM loans. The weighted-average coupon on the portfolio of residential hybrid securities was 4.35% and 4.18% as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, our weighted-average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 7 and 12, respectively.

Residential Hybrid ARM Securities

(Amounts in thousands)

Ratings Category	As of September 30, 2008	As of December 31, 2007
Aaa/AAA	$18,542	$23,083
Aa1/AA+ through Aa3/AA–	26,129	26,756
A1/A+ through A3/A–	15,434	14,898
Baa1/BBB+ through Baa3/BBB–	6,102	9,002
Ba1/BB+ through Ba3/BB–	3,021	2,915
B1/B+ through B3/B–	1,856	1,356
Caa1/CCC+ and lower	—	—
Non-Rated	3,678	1,714
Total	$74,762	$79,724

Residential ARM Loans

Our residential ARM loans portfolio totaled $469.6 million as of September 30, 2008 and $628.7 million as of December 31, 2007. As of September 30, 2008 and December 31, 2007, all of our residential ARM loans were comprised of one-month LIBOR floating rate loans that reprice monthly and were subject to a weighted-average maximum net interest rate of 11.93% which was well above the then current weighted-average net coupon of 3.68% and 6.19%, respectively.

Residential Hybrid ARM Loans

Our residential hybrid ARM loans portfolio totaled $2.6 billion as of September 30, 2008 and $3.3 billion as of December 31, 2007. As of September 30, 2008 and December 31, 2007, all of our residential hybrid ARM loans were originated as either 3/1 or 5/1 hybrid ARM loans. The weighted-average net coupon on the portfolio of residential hybrid loans was 4.87% and 4.88% as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the weighted-average months until roll date for the mortgage loans underlying our residential hybrid ARM securities was 15 and 22, respectively.

Portfolio Purchases

We purchased $0.5 billion and $1.8 billion par amount of investments during the three and nine months ended September 30, 2008, compared to $2.2 billion and $5.1 billion for the three and nine months ended September 30, 2007, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount of the corporate debt securities and loans that were purchased:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	Three months ended September 30, 2008		Three months ended September 30, 2007		Nine months ended September 30, 2008		Nine months ended September 30, 2007
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Securities:
Corporate Debt Securities	$50,000	10.5%	$184,500	8.4%	$176,747	9.9%	$942,500	18.4%
Marketable Equity Securities	—	—	2,225	0.1	6,496	0.4	42,859	0.8
Non-Marketable Equity Securities	—	—	5,690	0.2	—	—	13,190	0.3
Total Securities Principal Balance	50,000	10.5	192,415	8.7	183,243	10.3	998,549	19.5
Loans:
Corporate Loans	426,320	89.5	2,013,571	91.3	1,597,573	89.7	4,115,402	80.5
Grand Total Principal Balance	$476,320	100.0%	$2,205,986	100.0%	$1,780,816	100.0%	$5,113,951	100.0%

The schedule above excludes equity securities sold, not yet purchased, with a cost of $101.3 million and $67.2 million as of September 30, 2008 and 2007, respectively.

Discontinued Operations

Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of September 30, 2008	As of December 31, 2007
Assets of discontinued operations	$—	$3,049,758
Liabilities of discontinued operations	$—	$3,644,083

(Loss) income from discontinued operations is as follows (amounts in thousands):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
(Loss) income from discontinued operations	$—	$(300,105)	$2,668	$(303,055)

Shareholders’ Equity

Our shareholders’ equity at September 30, 2008 and December 31, 2007 totaled $1.7 billion and $1.6 billion, respectively. Included in our shareholders’ equity as of September 30, 2008 and December 31, 2007, was accumulated other comprehensive loss totaling $377.9 million and $157.2 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2008 was $1.8 billion and 10.7% and $1.8 billion and 7.6%, respectively. Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2007 was $1.6 billion and (64.7)% and $1.7 billion and (12.8)%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted-average shareholders’ equity. Our book value per share as of September 30, 2008 and December 31, 2007 was $11.47 and $14.27, respectively, and is computed based on 150,881,500 and 115,248,990 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.

Liquidity and Capital Resources

We manage our liquidity with the intention of maintaining the continuing ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Based on changes in our working capital, for any given period the cash flows provided by operating activities may be less than the cumulative distributions paid on our shares for such period and such shortfall, if any, may be funded through the issuance of unsecured indebtedness or through the borrowing of additional amounts through the pledging of certain of our assets. Our board of directors considers available liquidity when declaring distributions to shareholders. As of September 30, 2008, we had unrestricted cash and cash equivalents totaling $196.5 million and as of the date we filed this Form 10-Q, we had cash and cash equivalents of approximately $120.0 million.

We believe that our liquidity level and access to additional financing are in excess of that necessary to sufficiently enable us to meet our anticipated liquidity requirements including, but not limited to, funding our purchases of investments, required cash payments and additional collateral under our borrowings and our derivative transactions, required periodic cash payments related to our derivative transactions, payment of fees and expenses related to our Management Agreement, payment of general corporate expenses and general corporate capital expenditures, and implementing our long-term business strategy, although there can be no assurance in this regard.

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

Additional factors that may impact our liquidity and capital resources in light of the current economic environment are described under Impact of Credit Market Events in the Executive Overview section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sources of Funds

Common Share Offering

On April 8, 2008, we completed a public offering of 34.5 million common shares at a price of $11.85 per common share. Net proceeds from the transaction before expenses totaled $384.3 million.

Cash Flow CLO Transactions

As of September 30, 2008, we had five cash flow CLO transactions outstanding, consisting of CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A. In aggregate, these transaction issued an aggregate of $8.0 billion of secured notes. An affiliate of our Manager owns a 37% interest in CLO 2007-1 and CLO 2007-A. The par amount of the interests in the cash flow CLOs held by the affiliate of our Manager is $525.4 million, which is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheet. In accordance with GAAP, we consolidate each of these CLO transactions. We utilize cash flow CLOs to fund our investments in corporate loans and corporate debt securities.

The indentures governing our CLO transactions include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured.

In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests.  For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO transaction. If an asset is in default, the indenture for each CLO transaction defines the value used to determine the collateral value, which value is generally the lower of market value of the asset or the recovery value proscribed for the asset based on its type and rating by Standard & Poor’s or Moody’s.

A discount obligation is an asset with a purchase price of less than a particular percentage of par. The discount obligation amounts are specified in each CLO transaction and are generally set at a purchase price of less than 80% of par for corporate loans and 75% of par for corporate debt securities.

The indenture for each CLO transaction specifies a CCC-threshold for the percentage of total assets in the CLO that can be rated CCC. All assets in excess of the CCC threshold specified for the respective CLO are included in the over-collateralization test at market value and not par.

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an over-collateralization test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the over-collateralization test is brought back into compliance. Recent declines in asset prices, particularly in the corporate loan and high yield securities asset classes, have been of a historic magnitude and have therefore increased the risk of failing the over-collateralization tests on all CLO transactions. Accordingly, we expect that one or more CLO transactions will be out of compliance with the over-collateralization tests for periods of time. While being out of compliance with an over-collateralization test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. As of the date we filed this Form 10-Q, we believe that based on current asset prices that we would be failing one or more of the over-collateralization tests for CLO 2006-1, CLO 2007-1 and CLO 2007-A.

Wayzata

Wayzata is a $2.0 billion market value CLO transaction. Through the transaction, $1.6 billion of senior notes were issued to an unaffiliated third party and $336.0 million and $84.0 million of junior notes are held by us and an affiliate of our Manager, respectively. As we own the majority of the junior notes, we consolidate Wayzata on our condensed consolidated financial statements. Similar to our cash flow CLOs, we utilize Wayzata to fund our investments in corporate loans and corporate debt securities.

Wayzata’s market value structure provides for an approximately 5% decline in Wayzata’s net asset value to occur prior to any requirement to add additional junior notes to the facility. In the event that the market value of the assets financed in the facility decline by greater than the aforementioned 5% trigger amount, the facility will go into default unless junior notes are issued in an amount equal to or greater than the aggregate amount of the decline in the net asset value of the assets financed in the facility. If the facility were to go into default without remedy, then the holders of the senior notes would foreclose on the collateral of the facility. As of September 30, 2008, Wayzata’s net asset value had not declined below the trigger amount; however, due to the recent market declines in asset prices, there is no guarantee Wayzata’s net asset value may not decline by greater than the approximately 5% trigger amount. In addition, Wayzata’s market value features result in cash being effectively trapped in the facility and not being paid to the junior noteholders, including us, if the net asset value of Wayzata does not meet certain limits. We believe that based on current asset prices, the net asset value of Wayzata would result in cash being trapped and that during the fourth quarter of 2008, Wayzata will cease being cash flow generative to us, and we cannot predict at this time how long the cessation of cash flows will last. While maintaining a net asset value of Wayzata below the amount required to receive cash distributions will not impact our investment portfolio or results of operations, it will impact our unrestricted cash flows available for operations, new investments and dividend distributions.

Senior Secured Asset-Based Revolving Credit Facility

On November 10, 2008, we and certain of our subsidiaries (collectively, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. and Citicorp North America, Inc., as lenders.  The Credit Agreement provides for a two-year $300.0 million senior secured asset-based revolving credit facility (the “Facility”). The Facility is subject, among other things, to the terms of a borrowing base derived from the value of eligible specified financial assets.  The borrowing base is subject to certain reserves and caps customary for financings of this type.  Prior to the one-year anniversary of the closing of the credit agreement (the “Adjustment Date”), the Borrowers (i) may borrow, prepay and reborrow amounts in excess of the borrowing base availability and (ii) must prepay loans with net cash proceeds from certain types of asset sales to the extent aggregate amounts outstanding under the Facility exceed the borrowing base then in effect.  On and after the Adjustment Date, if at any time the aggregate amounts outstanding under the Facility exceed the borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made.

The Borrowers have the right to prepay loans under the Facility in whole or in part at any time. All amounts borrowed under the Credit Agreement must be repaid on or before November 10, 2010.  Initial borrowings under the Credit Agreement are subject to, among other things, the substantially concurrent repayment by the Borrowers of all amounts due and owing under the existing credit facility and such facility’s effective termination.

Loans under the Credit Agreement bear interest, at the Borrower’s option, at a rate equal to LIBOR plus 3.00% per annum or an alternate base rate.  Ongoing extensions of credit under the Credit Agreement are subject to customary conditions, including, after the Adjustment Date, sufficient availability under the borrowing base.  The Credit Agreement also contains covenants that require the Borrowers to satisfy a net worth financial test and maintain a certain leverage ratio.  In addition, the Credit Agreement contains customary negative covenants applicable to the Borrowers and their subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to such entities’ assets, and (iii) pay dividends or make certain other restricted payments.  The Credit Agreement also includes other covenants, representations, warranties, indemnities and events of default, that are customary for facilities of this type, including events of default relating to a change of control.

Standby Revolving Credit Facility

On November 10, 2008, the Borrowers entered into an agreement for a two-year $100.0 million standby unsecured revolving credit agreement (the “Standby Agreement”) with our external manager, KKR Financial Advisors LLC, and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of our external manager. The borrowing facility matures in December 2010 and bears interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at our option) plus 15.00% per annum. Under the terms of the agreement, we can elect to capitalize a portion of accrued interest on any loan under the agreement by adding up to 80% of the interest due and payable at a particular time in respect of such loan to the outstanding principal amount of the loan.  The Borrowers have the right to prepay loans under the Standby Agreement in whole or in part at any time. The Standby Agreement includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type.

Junior Subordinated Notes

During the third quarter of 2008, we retired $5.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $3.1 million, partially offset by a $0.2 million write-off of unamortized debt issuance costs and $0.1 million of other associated costs. During the nine months ended September 30, 2008, we retired $40.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $20.3 million, partially offset by a $1.3 million write-off of unamortized debt issuance costs and $0.8 million of other associated costs.

Capital Utilization and Leverage

As of September 30, 2008 and December 31, 2007, we had shareholders’ equity totaling $1.7 billion and $1.6 billion, respectively and our leverage was 5.3 times and 6.2 times equity, respectively.

Off-Balance Sheet Commitments

As of September 30, 2008, we had committed to purchase corporate loans with aggregate commitments totaling $231.1 million. This amount reflects unsettled trades as of September 30, 2008.

We participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of September 30, 2008, we had unfunded financing commitments totaling $170.6 million.

Partnership Tax Matters

Qualifying Income Exception

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

If we fail to satisfy the “qualifying income exception” described above, items of income, gain, loss, deduction and credit would not pass through to holders of our shares and such holders would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of our shares and any other securities we may issue.

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so as to qualify, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to U.S. federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign CLO issuers and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions, and if we did not pay dividends, would not receive cash distributions, but would have a tax liability attributable to their allocation of our taxable income.

Exemption from Regulation under the Investment Company Act

We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(l)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of an investment company provided by Section 3(c)(l) or Section 3(c)(7) of the Investment Company Act.

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

The determination of whether an entity is a majority-owned subsidiary of ours is made by us. The Investment Company Act defines a “majority-owned subsidiary of a person” as a company owning 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act further defines “voting securities” as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies, including our subsidiaries that issue CLOs, in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test.

Most of our subsidiaries are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder with respect to the assets in which each can invest without being regulated as an investment company. Our subsidiaries that issue CLOs generally will rely on Rule 3a-7, an exception from the definition of an investment company under the Investment Company Act available to certain structured financing vehicles. These structured financings may not engage in portfolio management practices resembling those employed by mutual funds. Accordingly, each of our CLO subsidiaries that relies on Rule 3a-7 is subject to specific guidelines and restrictions limiting the discretion of the CLO issuer and our collateral manager. In particular, our guidelines, which are included in the CLO indentures, prohibit the CLO issuer from acquiring and disposing of assets primarily for the purposes of recognizing gains or decreasing losses resulting from market value changes. The CLO issuer cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO.  Sales and purchases of assets may be made so long as the CLO issuer does not violate guidelines contained in the indentures. The proceeds of permitted dispositions may be reinvested by our CLOs in additional collateral, subject to fulfilling the requirements set forth in the applicable indentures. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in our CLO subsidiaries. We do not treat our ownership interests in our majority-owned CLO subsidiaries that rely on Rule 3a-7 under the Investment Company Act as investment securities for purposes of the 40% test.

Some of our subsidiaries are currently relying on the exception provided by Section 3(c)(7) of the Investment Company Act, and therefore, our ownership interests in these subsidiaries are deemed to be investment securities for purposes of the 40% test. We must monitor our holdings in these subsidiaries and any future subsidiaries relying on the exceptions provided by Section 3(c)(1) or 3(c)(7) to ensure that the value of our investment in such subsidiaries, together with any other investment securities we may own, does not exceed 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

If the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together, with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exemption, exception or other exclusion from registration as an investment company, we could, among other things, be required either (a) to change substantially the manner in which we conduct our operations to avoid being required to register as an investment  company or (b) to register as an investment company, either of which could have a material adverse effect on us and our ability to service our indebtedness and to make distributions on our shares and on the market price of our shares and any other securities we may issue.  If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters, and our Manager would have the right to terminate our management agreement.

We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary for purposes of the Investment Company Act, our treatment of any CLO issuer as a subsidiary meeting the requirements of Rule 3a-7 or our determination of whether or not any investment constitutes an investment security for purposes of the Investment Company Act. If the SEC were to disagree with our treatment of one or more CLO issuers as subsidiaries able to rely on Rule 3a-7, or with our determination that one or more of our investments otherwise do not constitute investment securities for purposes of the 40% test, we would need to adjust our investment strategy and our investments in order to continue to pass the 40% test. Any such adjustment in our investment strategy or investments could have a material adverse effect on us. Moreover, to the extent that the SEC provides more specific or different guidance regarding the application of Section 3 (a)(1)(C), Rule 3a-7, or other provisions of the Investment Company Act to our business or structure, we may be required to adjust our investment strategy and investments accordingly. Any additional guidance from the SEC could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen, which could have a material adverse effect on us.

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

Our ability to meet our long-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares) and senior or subordinated notes. If we are unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on our business and results of operations and our ability to make distributions to shareholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred shares that we may issue in the future may receive, a distribution of our available assets prior to holders of our common shares. The decisions by investors and lenders to enter into equity and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors’ and lenders’ policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

Liquidity is of critical importance to companies in the financial services sector. Most failures of financial institutions in recent times have occurred in large part due to insufficient liquidity resulting from adverse circumstances. As such, we have established a formal liquidity contingency plan which provides guidelines for liquidity management. We determine our current liquidity position and forecast liquidity based on anticipated changes in the balance sheet. In order to maintain adequate liquidity and funding, we also stress test our liquidity position under several different stress scenarios. A stress test aims at capturing the impact of extreme (but rare) market rate changes on the market value of equity and net interest income. This scenario is applied on a daily basis to our balance sheet and the resulting loss in cash is evaluated. Besides providing a measure of the potential loss under the extreme scenario, this technique enables us to identify the nature of the changes in market risk factors to which it is the most sensitive, allowing us to take appropriate action to address those risk factors.

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

Derivative Risk

Derivative transactions including engaging in swaps and foreign currency transactions are subject to certain risks. There is no guarantee that a company can eliminate its exposure under an outstanding swap agreement by entering into an offsetting swap agreement with the same or another party. Also, there is a possibility of default of the other party to the transaction or illiquidity of the derivative instrument. Furthermore, the ability to successfully use derivative transactions depends on the ability to predict market movements which cannot be guaranteed. As such, participation in derivative instruments may result in greater losses as we would have to sell or purchase an investment at inopportune times for prices other than current market prices or may force us to hold an asset we might otherwise have sold. In addition, as certain derivative instruments are unregulated, they are difficult to value and are therefore susceptible to liquidity and credit risks.

Collateral posting requirements are individually negotiated between counterparties and there is no regulatory requirement concerning the amount of collateral that a counterparty must post to secure its obligations under certain derivative instruments. Because they are unregulated, there is no requirement that parties to a contract be informed in advance when a credit default swap is sold. As a result, investors may have difficulty identifying the party responsible for payment of their claims. If a counterparty’s credit becomes significantly impaired, multiple requests for collateral posting in a short period of time could increase the risk that we may not receive adequate collateral. Amounts paid by us as premiums and cash or other assets held in margin accounts with respect to derivative instruments are not available for investment purposes.

Counterparty Risk

We have credit risks that are generally related to the counterparties with which we do business. If a counterparty becomes bankrupt, or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding. These risks of non-performance may differ from risks associated with exchange-traded transactions which are typically backed by guarantees and have daily marks-to-market and settlement positions. Transactions entered into directly between parties do not benefit from such protections and thus, are subject to counterparty default. It may be the case where any cash or collateral we pledged to the counterparty may be unrecoverable and we may be forced to unwind our derivative agreements at a loss. We may obtain only a limited recovery or may obtain no recovery in such circumstances, thereby reducing liquidity and earnings.

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

The following table summarizes the estimated net fair value of our derivative instruments held at September 30, 2008 and December 31, 2007 (amounts in thousands):

Derivative Fair Value

	As of September 30, 2008		As of December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(24,168)	$383,333	$(19,018)
Fair Value Hedges:
Interest rate swaps	32,000	(1,777)	32,000	(1,212)
Free-Standing Derivatives:
Interest rate swaps	181,073	(13)	690,799	(7,959)
Credit default swaps—long	53,500	(1,063)	66,000	(1,154)
Credit default swaps—short	300,070	48,168	268,000	12,613
Total rate of return swaps	416,597	(51,864)	442,204	(21,998)
Foreign exchange contracts	64,380	(1,093)	9,711	3
Common stock warrants	—	77	—	799
Total	$1,430,953	$(31,733)	$1,892,047	$(37,926)

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.                          Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2008 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s three and nine months ending September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

The Company has been named as a party in various legal actions which include the matters described below. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early age, and the Company cannot predict with certainty the loss or range of loss that may be incurred. The Company has denied, or believes it has a meritorious defense and will deny liability in the significant cases pending against the Company discussed below. Based on current discussion and consultation with counsel, management believes that the resolution of these matters will not have a material impact on the financial condition or cash flow of the Company.

On August 7, 2008, the members of the Company’s board of directors and certain of the Company’s executive officers (the “Individual Defendants”) and the Company (collectively, “Defendants”) were named in a putative class action complaint (the “Complaint”) filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the “Charter Litigation”). The Complaint alleges that the Company’s April 2, 2007 registration statement and prospectus (the “April 2, 2007 Registration Statement”) contained material misstatements and omissions in violation of Section 11 of the Securities Act of 1933, as amended (the "1933 Act"),  regarding the risks associated with the Company’s real estate related assets, the state of the Company’s capital in light of its real estate related assets, and the adequacy of the Company’s loss reserves for its real estate related assets (the “alleged Section 11 violation”). The Complaint further alleges that pursuant to Section 15 of the 1933 Act, the Individual Defendants have legal responsibility for the alleged Section 11 violation.

The parties have stipulated that Defendants shall not be required to answer or otherwise respond to the Complaint. Pursuant to section 27(a) of the 1933 Act, the court is required to appoint a Lead Plaintiff by November 5, 2008. The parties have stipulated that the Lead Plaintiff shall file and serve a consolidated amended complaint or designate a previously-filed complaint as the operative complaint (the “Operative Complaint”) no later than 45 days after an order appointing it is entered by the Court.  The parties have further stipulated that Defendants shall file an answer, motion to dismiss, or other response to the Operative Complaint no later than 45 days after it is served.

On August 15, 2008, the members of the Company’s board of directors and the Company’s executive officers (the “Director and Officer Defendants”) were named in a shareholder derivative action (the “Derivative Action”) brought by Raymond W. Kostecka, a purported shareholder of the Company, in the Superior Court of California, County of San Francisco. The Company is named as a nominal defendant. The complaint in the Derivative Action asserts claims against the Director and Officer Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2, 2007 Registration Statement with alleged material misstatements and omissions.

The parties have submitted a stipulation requesting that the proceedings in the Derivative Action be stayed until the Charter Litigation is dismissed on the pleadings or the Company files an answer to the Charter Litigation.

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

Date: November 10, 2008