Form 10-Q/A
period 2008-09-30
KKR Financial Holdings LLC
filed 2008-11-18
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) is being filed solely to amend Item 1 of Part I of KKR Financial Holdings LLC’s (the “Company’s”) Quarterly Report on Form 10-Q for the period ended September 30, 2008, originally filed on November 10, 2008 (the “Original Filing”). This Amendment hereby corrects an inadvertent clerical error of certain numbers included in the table showing corporate loans pledged as collateral of Note 7 to the condensed consolidated financial statements. The table in the corrected filing reflects the carrying values of corporate loans, at net amortized cost of $8.4 billion, pledged as collateral for borrowings, as of September 30, 2008, instead of estimated fair value of corporate loans of $7.1 billion, as shown in the Original Filing.

This Amendment does not affect the condensed consolidated financial statements for any period, except for the table described above. This Form 10-Q/A should be read in conjunction with the Original Filing, continues to speak as of the date of the Original Filing, and does not modify or update disclosures in the Original Filing, except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update any related disclosures.

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

	As of September 30, 2008	As of December 31, 2007
Pledged as collateral for borrowings under repurchase agreements	$—	$1,994,999
Pledged as collateral for borrowings under secured revolving credit facility	55,306	48,142
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	8,242,565	6,276,882
Pledged as collateral for subordinated notes to affiliates	84,656	27,886
Total	$8,382,527	$8,347,909

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

Date: November 18, 2008