Form 10-K
period 2008-12-31
KKR Financial Holdings LLC
filed 2009-03-02
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33437

KKR FINANCIAL HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3801844 (I.R.S. Employer Identification No.)
555 California Street, 50th Floor San Francisco, CA (Address of principal executive offices)	94104 (Zip Code)

Registrant's telephone number, including area code: (415) 315-3620

Securities registered pursuant to Section 12(b) of the Act: Shares representing limited liability company membership interests listed on the New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 30, 2008 was $1,427,747,223, based on the closing price of the common shares on such date as reported on the New York Stock Exchange.

         The number of shares of the registrant's common shares outstanding as of February 17, 2009 was 150,889,325.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2009 Annual Shareholders' Meeting to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain information contained in this Annual Report on Form 10-K constitutes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a "safe harbor" for forward-looking statements by identifying and accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words "believe," "anticipate," "intend," "aim," "expect," "strive," "plan," "estimate," and "project," and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, www.kkr.com/kam/kfn_sec_filings.cfm, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Our Corporate Governance Guidelines, board of directors' committee charters (including the charters of the Affiliated Transactions Committee, Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and Code of Business Conduct and Ethics are available on our website. Information on our website does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

KKR FINANCIAL HOLDINGS LLC

2008 FORM 10-K ANNUAL REPORT

PART I

Item 1.    BUSINESS

Our Company

        We are a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. We invest in financial assets consisting primarily of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable and non-marketable equity securities and credit default and total rate of return swaps. The majority of our investments are in senior secured loans of large capitalization companies. The corporate loans we invest in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for these investments. The senior secured notes issued by the CLO transactions are generally owned by unaffiliated third party investors and we own the majority of the mezzanine and subordinated notes in the CLO transactions.

        Our income is generated primarily from (i) net interest income and dividend income, (ii) realized and unrealized gains and losses on our derivatives that are not accounted for as hedges, (iii) realized gains and losses from the sales of investments, and (iv) realized and unrealized gains and losses on securities sold, not yet purchased.

        We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp. (the "REIT Subsidiary"), a Maryland corporation. KKR Financial Corp. was originally incorporated in the State of Maryland on July 7, 2004 and elected to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes. KKR Financial Corp. completed its initial private placement of shares of its common stock in August 2004, and completed its initial public offering of shares of its common stock in June 2005. On May 4, 2007, we completed a restructuring transaction (the "Restructuring Transaction"), pursuant to which the REIT Subsidiary became our subsidiary and each outstanding share of the REIT Subsidiary's common stock was converted into one of our common shares, which are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". We intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes.

Discontinued Operations

        In August 2007, our board of directors approved our plan to exit our residential mortgage investment operations and to sell the REIT Subsidiary. As of January 1, 2008, the REIT Subsidiary's assets and liabilities consisted solely of those held by our two asset-backed commercial paper conduits (the "Facilities"). During March 2008, we entered into an agreement with the holders of the secured liquidity notes ("SLNs") issued by the Facilities (the "Noteholders") in order to terminate the Facilities. With respect to the agreement with the Noteholders, all of the residential mortgage-backed securities ("RMBS") funded by the SLNs were transferred to the Noteholders in satisfaction of the SLNs and we paid the Noteholders approximately $42.0 million in conjunction with this resolution. We had previously accrued $36.5 million for contingencies related to the resolution of the Facilities and as a consequence of this transaction, we recorded an incremental charge during the quarter ended March 31, 2008 for $5.5 million. The agreement with the Noteholders resulted in approximately $3.6 billion par amount of RMBS being transferred to the Noteholders in satisfaction of approximately $3.5 billion par amount of SLNs held by the Noteholders. Accordingly, we removed the RMBS and SLNs that related to the Facilities from our consolidated financial statements as of March 31, 2008. Under the agreement with the Noteholders, both we and our affiliates were released from any future obligations or liabilities to the Noteholders.

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

        We have determined that a sale or transfer of our remaining residential mortgage portfolio is no longer probable. As such, our remaining residential mortgage investment operations, which were previously presented as discontinued operations, are presented as continuing operations and the associated prior period amounts presented in our consolidated financial statements relating to our existing residential mortgage assets and liabilities as of December 31, 2008 have been reclassified for comparative presentation.

Our Manager

        We are externally managed and advised by KKR Financial Advisors LLC (our "Manager"), a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (previously known as KKR Financial LLC), pursuant to a management agreement (the "Management Agreement"). Our Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). In June 2008, Kohlberg Kravis Roberts & Co. (Fixed Income) LLC became a wholly-owned subsidiary of KKR.

        All of our executive officers are employees or members of KKR or one or more of its affiliates. The executive offices of our Manager are located at 555 California Street, 50th Floor, San Francisco, California 94104 and the telephone number of our Manager's executive offices is (415) 315-3620.

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

Our Strategy

        Our objective is to provide competitive returns to our investors. We seek to achieve our investment objective by investing in multiple asset classes. As part of our investment strategy, we seek to invest opportunistically in those asset classes that can generate competitive leveraged risk-adjusted returns, subject to maintaining our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").

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

Partnership Tax Matters

  Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in CLO issuers and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, if we did not pay cash distributions with respect to a taxable year, holders of our shares would still have a tax liability attributable to their allocation of our taxable income during such year. We expect this to be the case as we do not expect to make any cash distributions to shareholders during 2009 and potentially thereafter.

  Qualifying Income Exception

        We intend to continue to operate so as to qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for United States federal income tax purposes. In general, if a partnership is "publicly traded" (as defined in the Internal Revenue Code of 1986, as amended (the "Code")), it will be treated as a corporation for United States federal income purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for United States federal income tax purposes, so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the "conduct of a financial or insurance business" nor based, directly or indirectly, upon "income or profits" of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

        If we fail to satisfy the "qualifying income exception" described above, items of income, gain, loss, deduction and credit would not pass through to holders of our shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of our shares and any other securities we may issue.

Our 1940 Act Status

        We are organized as a holding company that conducts its operations primarily through majority-owned subsidiaries and we intend to continue to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" (within the meaning of the 1940 Act) having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test"). Excluded from the term "investment securities" are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the 1940 Act (a "fund"). The 1940 Act defines a "majority-owned subsidiary" of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority-owned subsidiary of that person. We are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue collateralized loan obligations or "CLOs", as majority-owned for purposes of the 40% test.

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. In order for us to satisfy the 40% test, securities issued to us by those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of U.S. government securities and cash items. However, most of our subsidiaries rely on exceptions provided by provisions of, and rules and regulations promulgated under, the 1940 Act (other than Section 3(c)(1) or Section 3(c)(7) of the 1940 Act) to avoid being defined and regulated as an investment company. In order to conform to these exceptions, our subsidiaries may be limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under 1940 Act, while KKR Financial Holdings II, LLC, or "KFH II," our subsidiary that is taxed as a real estate investment trust or "REIT," for United States federal income tax purposes, generally relies on Section 3(c)(5)(C) of the 1940 Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. We do not treat our interests in majority-owned subsidiaries that rely on Section 3(c)(5)(C) of, or Rule 3a-7 under, the 1940 Act as investment securities when calculating our 40% test.

        We sometimes refer to our subsidiaries that rely on Rule 3a-7 under the 1940 Act as "CLO subsidiaries." Rule 3a-7 under the 1940 Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by mutual funds. Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary's relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the 1940 Act and the CLO subsidiary's relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

        We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the 1940 Act, as our "REIT subsidiary." Section 3(c)(5)(C) of the 1940 Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the Securities and Exchange Commission ("SEC") has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the 1940 Act if, among other things, at least 55% of the company's assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the U.S. government or by a federally chartered entity, that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets, because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance where our REIT subsidiary's investment in non-agency mortgage-backed securities is the "functional equivalent" of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets will be classified as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

        As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the 1940 Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the 1940 Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the 1940 Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our management agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company ("RIC") under applicable tax rules. Because our eligibility for RIC status would depend on our investments and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See "Partnership Tax Matters—Qualifying Income Exception."

        We have not requested approval or guidance from the SEC or its staff with respect to our 1940 Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of subsidiary with Section 3(c)(5)(C) of, or Rule 3a-7 under, the 1940 Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our investments in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the 1940 Act pursuant to Rule 3a-7 or Section 3(c)(5)(C), or with our determination that one or more of our other investments do not constitute investment securities for purposes of the 40% test, we and/or one or more of our subsidiaries would need to adjust our investment strategies or investments in order for us to continue to pass the 40% test or register as an investment company, which could have a material adverse effect on us. Moreover, we may be required to adjust our investment strategy and investments if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the 1940 Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen investment strategy, which could have a material adverse effect on us.

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

        The Management Agreement expires on December 31, 2009 and is automatically renewed for a one-year term each anniversary date thereafter. Our independent directors review our Manager's performance annually and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

        Our Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as our common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, our Manager permanently waived approximately $8.8 million and $2.7 million of base management fees during the year ended December 31, 2008 and 2007, respectively. In addition, our Manager has agreed to defer 50% of the monthly base management fee payable by us for the period from January 1, 2009 through November 30, 2009. The aggregate amount of fees otherwise payable during the deferral period will be payable to our Manager upon the earlier of (x) December 15, 2009 and (y) the date of any termination of the Management Agreement pursuant to either Section 13(a) or Section 15(b) thereof.

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

        Incentive Compensation.    In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (i) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted-average share of our common shares for such quarter, exceeds (b) an amount equal to (A) the weighted-average of the price per share of the common stock of KKR Financial Corp. in its August 2004 private placement and the prices per share of the common stock of KKR Financial Corp. in its initial public offering and any subsequent offerings by KKR Financial Holdings LLC multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of our common shares outstanding in such quarter. The foregoing calculation of incentive compensation will be adjusted to exclude special one-time events pursuant to changes in GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: "Net Income" will be determined by calculating the net income available to shareholders before non-cash equity compensation expense, in accordance with GAAP; and "Ten Year Treasury Rate" means the average of weekly average yield to maturity for United States Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

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

The Collateral Management Agreements

        An affiliate of our Manager has entered into separate management agreements with KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A") and Wayzata Funding LLC ("Wayzata") and is entitled to receive fees for the services performed as the collateral manager under the management agreements. As of December 31, 2008, the collateral manager has permanently waived approximately $39.0 million of management fees payable to the collateral manager from the CLOs. The collateral manager evaluates such waivers on a quarterly basis and there are no assurances that the collateral manager will waive such management fees subsequent to those dates. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and, effective January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata.

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

        We cannot assure our shareholders that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we do not offer any assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Staffing

        We do not have any employees. We are managed by KKR Financial Advisors LLC pursuant to the Management Agreement between our Manager and us. Our Manager is 100% owned by Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (previously known as KKR Financial LLC) and all of our executive officers are members or employees of KKR.

Income Taxes

        We intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state income taxes. Holders of our shares will be required to take into account their allocable share of each item of our income, gain, loss, deduction, and credit for our taxable year ending within or with their taxable year.

        During 2008, we owned equity interests in the REIT Subsidiary, KKR Financial Holdings II, LLC ("KFH II") and KKR QRS #1, Inc. ("QRS #1"), each of which elected to be taxed as a REIT under the Code. KFH II holds certain real estate mortgage-backed securities. QRS #1 held residual interests in certain real estate mortgage investment conduit ("REMIC") securitizations. As described above, we disposed of a controlling interest in the REIT Subsidiary on June 30, 2008. We liquidated QRS #1 prior to the end of 2008. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements. Even though our REIT subsidiaries qualified for federal taxation as REITs, they may be subject to some amount of federal, state, local and foreign taxes based on their taxable income.

        KKR TRS Holdings, Ltd. ("TRS Ltd."), KKR Financial Holdings, Ltd. ("KFH Ltd."), Wayzata and KFN PEI VII, LLC ("PEI VII") are not consolidated for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in PEI VII, a domestic taxable corporate subsidiary, because it is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A are foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes during 2008, and Wayzata is a domestic subsidiary treated as a partnership for United States federal income tax purposes. Those subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd. and KFH Ltd. are foreign corporate subsidiaries that were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, we will generally be required to include their current taxable income in our calculation of taxable income allocable to shareholders.

REIT Matters

        As of December 31, 2008, we believe that KFH II qualified as a REIT under the Code. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT's total assets must be "real estate assets" as defined in the Code. The Code also requires that each year at least 75% of a REIT's gross income come from real estate sources and at least 95% of a REIT's gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2008, we believe that KFH II was in compliance with all requirements necessary to be taxed as a REIT. However, the sections of the Code and the corresponding United States Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and KFH II's qualification and taxation as a REIT depends upon its ability to meet various qualification tests imposed under the Code (such as those described above), including through its actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that KFH II has been organized and has operated, or will continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.

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

Distribution Policy

        The amount and timing of our distributions to our common shareholders are determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions to pay dividends or make certain other restricted payments in accordance with our credit facility agreement and our liquidity needs.

Item 1A.    RISK FACTORS

        Our shareholders should carefully consider the risks described below. The risks described below are not the only ones we face. We have only described the risks we consider to be material. However, there may be additional risks that are viewed by us as not material or are not presently known to us.

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

Risks Related to the Current Market Environment

Our business and the businesses in which we invest have been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

        Our business and the businesses of the companies in which we invest are materially affected by conditions in the global financial markets and economic conditions generally. The United States National Bureau of Economic Research has announced that the United States economy has been in a recession since December 2007. In the past twelve months, these conditions have changed both suddenly and negatively. Since the third quarter of 2007, and particularly during the second half of 2008, the credit and securities markets were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, leveraged bank loans and nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline in asset values.

        Declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. Banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The markets for securitized debt offerings backed by mortgages, loans, credit card receivables and other assets have for the most part been closed and the market for certain securitized debt offerings may take years to return or never return.

        In 2008, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited. The ongoing liquidity crisis and the loss of confidence in financial institutions have increased our cost of funding and limited our access to some of our traditional sources of liquidity, including both secured and unsecured borrowings. Increases in funding costs and limitations on our access to liquidity have negatively impacted our earnings and our ability to engage in certain activities.

        In addition, as of the end of 2008, the United States, Europe and Japan are all in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. The lack of liquidity, general uncertainty about economic and market activities and a lack of consumer and investor confidence have negatively impacted our business. Our financial performance, and the financial performance of the businesses in which we invest, are highly dependent on the environment in which they operate. A favorable business environment is generally characterized by, among other factors, high global gross domestic product growth; transparent, liquid and efficient capital markets; low inflation; high business and investor confidence; stable geopolitical conditions; and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation, interest rates, exchange rate volatility, default rates or the price of basic commodities; outbreaks of hostilities or other geopolitical instability; corporate, political or other scandals that reduce investor confidence in capital markets; natural disasters or pandemics; or a combination of these or other factors.

        Overall, during fiscal 2008, the business environment has been extremely adverse for our business and that of many of the companies in which we invest and there can be no assurance that these conditions will improve in the near term or at all. While the adverse business conditions continue, we expect our results of operations to be adversely affected.

The current dislocations in the corporate credit sector and the current weakness in the broader financial market could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio.

        The continuing dislocations in the corporate credit sector and the current weakness in the broader financial market could adversely affect one or more of the counterparties providing funding for our investments and could cause those counterparties to be unwilling or unable to provide us with additional financing which may adversely affect our liquidity and financial condition. In addition, as a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. This risk is exacerbated by the fact that a substantial portion of our financing is provided by a relatively small number of counterparties. If one or more major market participants fails or withdraws from the market, it could negatively impact the marketability of all fixed income securities and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if one or more of our counterparties is unwilling or unable to provide us with ongoing financing, we could be forced to sell our investments at a time when prices are depressed.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.

        Liquidity is essential to our business. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruptions in the financial markets or negative views about corporate credit investing and the specialty finance industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we incur large trading losses, or we suffer a decline in the level of our business activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and may have a negative impact on the market price of our shares and any other securities we may issue.

Periods of adverse market volatility could adversely affect our liquidity and financial condition.

        During periods of increased adverse market volatility, such as during the ongoing global credit crisis, we are exposed to the risk that we may have to post additional margin collateral, which may have a material adverse impact on our available liquidity. Certain of our financing facilities allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. A significant increase in margin calls as a result of spread widening could harm our liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets or raise capital at a disadvantageous time, which could cause us to incur further losses or adversely affect our results of operations, financial condition, may impair our ability to pay distributions to our shareholders and may have a negative impact on the market price of our shares and any other securities we may issue. As a result, our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility.

We leverage our portfolio investments, which may adversely affect our return on our investments and may reduce cash available for distribution.

        We leverage our portfolio investments through borrowings, generally through the use of bank credit facilities, total rate of return swaps, securitizations, including the issuance of CLOs, and other borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the portfolio investments' cash flow. At the current time, the only contractual limitation on our ability to leverage our portfolio is a covenant contained in our credit facility, certain warehouse facilities and certain other loan agreements that our leverage ratio cannot exceed 1.0 to 1.0, computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP. Our return on our investments and cash available for distribution to holders of our shares may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Our debt service payments reduce cash flow available for distributions to holders of our shares.

If we are unable to continue to utilize CLOs successfully, we may be unable to grow or fully execute our business strategy and our results of operations may be adversely affected.

        An inability to continue to utilize CLOs successfully could limit our ability to grow our business or fully execute our business strategy and our results of operations may be adversely affected.

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

Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any United States or foreign governmental authorities and involve risks and costs.

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any United States or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our shareholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We make non-United States dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

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

Risks Related to Our Operations, Business Strategy and Investments

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

        Our credit agreement with Bank of America, N.A. and Citicorp North America, Inc. (the "Credit Agreement"), our unsecured revolving credit agreement with our Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of our Manager (the "Standby Agreement") and certain other financing facilities contain, and any future indebtedness may also contain, a number of restrictive covenants that impose operating and other restrictions on us, including restrictions on our ability to make distributions to holders of our shares. The Credit Agreement and Standby Credit Agreement include covenants restricting our ability to:

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

  •
  materially later our current investment and valuation policies;

  •
  make distributions on, and make redemptions and repurchases of, our shares, including a prohibition on distributions to our shareholders in an amount in excess of what would be required to pay all federal, state and local income taxes arising from the taxable income and gain that our shareholders incur in connection with the ownership of our common shares; and

  •
  engage in transactions with affiliates.

        In addition, the Credit Agreement and Standby Credit Agreement also include financial covenants, including requirements that we:

  •
  maintain adjusted consolidated tangible net worth (as defined in the Credit Agreement) of at least $1.0 billion; and

  •
  not exceed a leverage ratio (as defined in the Credit Agreement) of 1.00 to 1.00 computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP.

        In addition, the operating and financial restrictions in our credit facility, other financing facilities and any future financing facilities may adversely affect our ability to engage in our current and future operations or pay distributions to holders of our shares.

        As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with the covenants and restrictions contained in the agreements governing our indebtedness may be affected by economic, financial and industry conditions beyond our control. A breach of any of these covenants or any of the other restrictive covenants could result in a default under the Credit Agreement and/or the Standby Agreement. Upon the occurrence of an event of default under the Credit Agreement and/or the Standby Agreement, the lenders may not be required to lend any additional amounts to us and could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable, which could also result in an event of default under our other agreements relating to our borrowings. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including higher interest rates and more restrictive covenants. The instruments governing the terms of any future refinancing of any borrowings are likely to contain similar or more restrictive covenants.

We currently have significant indebtedness, some of which mature in the near term. We may not be able to generate sufficient cash to service or make required repayments of our indebtedness and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        As of December 31, 2008, we had approximately $855.8 million of total recourse debt outstanding. Certain of this indebtedness matures in the near term, including: (i) $300.0 million under our Credit Agreement, of which $275.6 million was drawn as of such date and for which up to $150.0 million principal amount is due in November 2009 and up to an additional $150.0 million principal amount is due in November 2010, (ii) under the Standby Agreement, $100.0 million principal amount is due in December 2010 and which is undrawn as of December 31, 2008, (iii) $291.5 million principal amount of our subordinated senior unsecured convertible notes is due in July 2012.

        Our significant debt level and related debt service obligations:

  •
  may limit our ability to obtain additional financing in excess of our current borrowing capacity on satisfactory terms to fund working capital requirements, capital expenditures, acquisitions, investments, debt service requirements, capital stock and debt repurchases, distributions and other general corporate requirements or to refinance existing indebtedness;

  •
  require us to dedicate a substantial portion of our cash flows to the payment of principal and interest on our debt which will reduce the funds we have available for other purposes;

  •
  limit our liquidity and operational flexibility and our ability to respond to the challenging economic and business conditions that currently exist or that we may face in the future;

  •
  may require us in the future to reduce discretionary spending, dispose of assets or forgo investments, acquisitions or other strategic opportunities;

  •
  impose on us additional financial and operational restrictions;

  •
  expose us to increased interest rate risk because a substantial portion of our debt obligations are at variable interest rates; and

  •
  subject us to market and industry speculation as to our financial condition and the effect of our debt level and debt service obligations on our operations, which speculation could be disruptive to our relationships with customers, suppliers, employees, creditors and other third parties.

There can be no assurances that our operations will generate sufficient cash flows or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs.

        Our ability to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance and the value of our investments. There can be no assurances that our operations will generate sufficient cash flows or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control. Our substantial leverage exposes us to significant risk during periods of economic downturn such as the one we currently face, as our cash flows may decrease, but our required principal payments in respect of indebtedness do not change and our interest expense obligations could increase due to increases in interest rates.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we will likely face increased pressure to dispose of assets, seek additional capital or restructure or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the Credit Agreement and the Standby Agreement. For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In the absence of improved operating results and access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Credit Agreement and the Standby Agreement restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds realized. Additionally, these proceeds may not be adequate to meet our debt service obligations then due.

        If we cannot make scheduled payments or prepayments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        As of December 31, 2008, approximately $409.7 million of our recourse borrowings, primarily borrowings under the Credit Agreement and the junior subordinated notes issued in connection with our trust preferred securities, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may use interest rate derivatives to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

Declines in the fair values of our investments may adversely affect our results of operations and credit availability, which may adversely affect, in turn, our ability to make payments due on our indebtedness and our cash available for distribution to holders of our shares.

        A substantial portion of our assets are, and we believe are likely to continue to be, classified for accounting purposes as "available-for-sale" so long as it is management's intent not to sell such assets and we have sufficient financial wherewithal to hold the investment until its scheduled maturity. Changes in the fair values of those assets will be directly charged or credited to our shareholders' equity. As a result, a decline in values may reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is considered by our management to be other than temporary, such decline will be recorded as a charge which will adversely affect our results of operations.

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

        Further, financing counterparties may require us to maintain a certain amount of cash or to set aside unlevered assets sufficient to maintain a specified liquidity position intended to allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which may reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly because we may be required to sell our investments at distressed prices in order to meet such margin or liquidity requirements.

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

The ongoing crisis in the global credit markets has the potential to adversely affect our CLO investments.

        The global economy is currently being affected by a crisis in the credit markets and is experiencing a general downturn. Among the sectors particularly challenged by the current crisis in the global credit markets are the CLO and leveraged finance markets. In the current environment, liquidity in the credit markets has been drastically reduced, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. We have significant exposure to these markets through our investments in CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A, each of which is a Cayman Islands incorporated special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our CLO investments are in deeply subordinated securities issued by the CLO issuers, representing highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to other investors in these CLO structures that rank more senior to us in right of payment. As a result of our subordinated position in these CLO structures, during the current continuing economic downturn, we and our investors are at greater risk of suffering losses on our CLO investments.

        The CLO issuers in which we invest are experiencing an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral. In addition, the secondary market for debt obligations has become flooded with supply exceeding demand and most obligations available for purchase currently trade at a significant discount to par. The CLO issuers' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, discounted assets and assets rated "CCC" or lower in excess of applicable limits in the CLO issuers' investment criteria are not given full par credit for purposes of calculation of the CLO issuers' overcollateralization tests. As a result, many of these CLO issuers are failing or may in the future fail one or more of their overcollateralization tests, which causes diversion of cash flows away from us as holders of the more junior CLO securities in favor of investors more senior than us in right of repayment, until the relevant overcollateralization tests are satisfied. This diversion of cash flows could have a material adverse impact on our business and our ability to make distributions to shareholders. In addition, it is possible that our CLO issuers' collateral will be depleted before we realize a return on our CLO investments.

        The ability of the CLO issuers and Wayzata to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures was to experience a significant decrease in cash flow due to an increased default level, the issuer may be unable to pay interest to the holders of the senior notes which would allow such holders to declare an event of default under the indenture governing the transaction and accelerate all principal and interest outstanding on the senior notes. In addition, our CLO structures also contain certain events of default tied to the value of the CLO collateral which events of default could also cause an acceleration of the senior notes. If the value of the CLO collateral within a CLO were to be less than the amount of senior notes issued and outstanding, the senior noteholders would have the ability to declare an event of default.

        There can be no assurance that market conditions giving rise to these types of consequences will not occur, subsist or become more acute in the future.

Our loan portfolio is and may continue to be concentrated in a limited number of companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations to us or if there is a downturn in a particular industry.

        Our loan portfolio is and may continue to be concentrated in a limited number of companies and industries. For example, as of December 31, 2008, our twenty largest loans represented approximately 50% of our total loan portfolio. As a result, our results of operations, financial condition and ability to pay distributions to our shareholders may be adversely affected if a small number of borrowers default in their obligations to us or if we need to write down the value of any one loan. Additionally, a downturn in any particular industry in which we are invested could also negatively impact our results of operations and our ability to pay distributions.

Certain of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

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

The mortgage loans underlying the mortgage-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

        RMBS evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans. Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers' abilities to repay their loans. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our investments in subordinated residential mortgage-backed securities are generally in the "second loss" position and therefore subject to losses.

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

        We may hold interests in corporate leveraged loans originated by banks and other financial institutions. We may acquire interests in corporate leveraged loans either directly by a direct purchase or an assignment, or indirectly through a participation. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the credit agreement, nor any rights of offset against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.

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

        We enter into total rate of return swaps ("TRS") to finance certain of our investments. TRS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks. A TRS agreement is a two-party contract under which an agreement is made to exchange returns from predetermined investments or instruments. TRS allow investors to gain exposure to an underlying credit instrument without actually owning the credit instrument. In these swaps, the total return (interest, fixed fees and capital gains/losses on an underlying credit instrument) is paid to an investor in exchange for a floating rate payment. The investor advances a portion of the notional amount of the TRS which serves as collateral for the TRS counterparty. The TRS, therefore, is a leveraged investment in the underlying credit instrument. The gross returns to be exchanged or "swapped" between the parties are calculated based on a "notional amount," which is valued monthly to determine each party's obligation under the contract. We recognize all cash flows received (paid) or receivable (payable) from swap transactions, together with the change in the market value of the underlying credit instrument, on a net basis as realized or unrealized gains or losses in our consolidated statement of operations. We are charged a finance cost by counterparties with respect to each agreement. The finance cost is reported as part of the realized or unrealized gains or losses. Because swap maturities may not correspond with the maturities of the credit instruments underlying the swap, we may wish to renew many of the swaps as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that we would be able to obtain suitable replacement providers.

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

Risks Related to our Organization and Structure

Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely affect our results of operations.

        We are organized as a holding company that conducts its operations primarily through majority-owned subsidiaries and we intend to continue to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" (within the meaning of the 1940 Act) having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test"). Excluded from the term "investment securities" are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the 1940 Act (a "fund"). The 1940 Act defines a "majority-owned subsidiary" of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority-owned subsidiary of that person. We are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue collateralized loan obligations or "CLOs", as majority-owned for purposes of the 40% test.

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. In order for us to satisfy the 40% test, securities issued to us by those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of U.S. government securities and cash items. However, most of our subsidiaries rely on exceptions provided by provisions of, and rules and regulations promulgated under, the 1940 Act (other than Section 3(c)(1) or Section 3(c)(7) of the 1940 Act) to avoid being defined and regulated as an investment company. In order to conform to these exceptions, our subsidiaries may be limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under 1940 Act, while KKR Financial Holdings II, LLC, or "KFH II," our subsidiary that is taxed as a real estate investment trust or "REIT," for U.S. federal income tax purposes, generally relies on Section 3(c)(5)(C) of the 1940 Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. We do not treat our interests in majority-owned subsidiaries that rely on Section 3(c)(5)(C) of, or Rule 3a-7 under, the 1940 Act as investment securities when calculating our 40% test.

        We sometimes refer to our subsidiaries that rely on Rule 3a-7 under the 1940 Act as "CLO subsidiaries." Rule 3a-7 under the 1940 Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by mutual funds. Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary's relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the 1940 Act and the CLO subsidiary's relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

        We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the 1940 Act, as our "REIT subsidiary." Section 3(c)(5)(C) of the 1940 Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the Securities and Exchange Commission ("SEC") has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the 1940 Act if, among other things, at least 55% of the company's assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the U.S. government or by a federally chartered entity, that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets, because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance where our REIT subsidiary's investment in non-agency mortgage-backed securities is the "functional equivalent" of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets will be classified as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

        As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the 1940 Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the 1940 Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the 1940 Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our management agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company ("RIC") under applicable tax rules. Because our eligibility for RIC status would depend on our investments and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See "Partnership Tax Matters—Qualifying Income Exception."

        We have not requested approval or guidance from the SEC or its staff with respect to our 1940 Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of subsidiary with Section 3(c)(5)(C) of, or Rule 3a-7 under, the 1940 Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our investments in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the 1940 Act pursuant to Rule 3a-7 or Section 3(c)(5)(C), or with our determination that one or more of our other investments do not constitute investment securities for purposes of the 40% test, we and/or one or more of our subsidiaries would need to adjust our investment strategies or investments in order for us to continue to pass the 40% test or register as an investment company, which could have a material adverse effect on us. Moreover, we may be required to adjust our investment strategy and investments if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the 1940 Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen investment strategy, which could have a material adverse effect on us.

        If the SEC or a court of competent jurisdiction were to find that we were required, but failed, to register as an investment company in violation of the 1940 Act, we would have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court could appoint a receiver to take control of us and liquidate our business, any or all of which would have a material adverse effect on our business.

Risks Related to Ownership of Our Shares

We may not be able to maintain the listing of our common shares with the New York Stock Exchange.

        On December 30, 2008, we received written notice from the NYSE that we had fallen below the continued listing standard regarding price criteria for common shares under Section 802.01C of the NYSE's Listed Company Manual. Section 802.01C requires that our common shares have a minimum average closing price of $1.00 per share during a consecutive 30-day trading period. Under the NYSE's applicable rules and regulations regarding listed security average closing price, we have 6 months from the date of the notice to bring the average closing price of our common shares back above $1.00 during a consecutive 30-day trading period. There can be no assurances that we will be able to maintain our listing.

        If our common shares are delisted from the NYSE, they may trade in the over-the-counter market. Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. As a result, in the event of a delisting, holders of our common shares may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common shares that could occur, the share price of our common shares could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships.

Investors may also determine to exit our common shares as a result of the delisting of our common shares, which could depress the share price. In some cases, we may also be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common shares may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.

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

        In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financings that are secured by all or some of our assets, or issuing debt or equity securities, which could include issuances of secured liquidity notes, medium-term notes, senior notes, subordinated notes or preferred and common shares. In the event of our dissolution, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to holders of our common or preferred shares. Any preferred shares may have a preference over our common shares with respect to distributions and upon dissolution, which could further limit our ability to make distributions to holders of our common shares. Because our decision to incur debt and issue shares in any future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or our future debt and equity financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future, including, but not limited to, issuing common shares at a discount to market value. Accordingly, holders of our shares and of any securities we may issue whose value is linked to the value of our shares will bear the risk of our future offerings reducing the value of their shares or any such other securities and diluting their interest in us. In addition, we can change our leverage strategy and investment policies from time to time without approval of holders of any of our shares, which could adversely affect the market price of our shares.

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

        Our board of directors has full authority and discretion to determine whether or not a distribution will be declared and paid, and the amount and timing of any distribution that may be paid, to holders of our common shares and (unless otherwise provided by our board of directors if and when it establishes the terms of any new class or series of our shares) any other class or series of shares we may issue in the future. Our board of directors may, based on its review of our financial condition, liquidity, results of operations and other factors it deems relevant, determine to reduce or eliminate distributions on our common shares and (unless otherwise so provided by our board of directors) any other class or series of shares we may issue in the future, which may have a material adverse effect on the market price of our common shares, any such other shares and any other securities we may issue. In addition, in computing United States federal income tax liability for a taxable year, each holder of our shares will be required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with such holder's taxable year, regardless of whether such holder has received any distributions. As a result, it is possible that a holder's United States federal income tax liability with respect to its allocable share of these items in a particular taxable year could exceed the cash distributions received by such holder.

        In addition, as discussed above under "—Risks Related to our Organization and Structure—The terms of our indebtedness may restrict our ability to make future distributions and impose limitations on our current and future operations," our credit facility includes covenants that restricts our ability to make distributions on, and to redeem or repurchase, our shares, including a prohibition on distributions on, and redemptions and repurchases of, our shares if an event of default, or certain events that with notice or passage of time or both would constitute an event of default, under the credit facility occur and a requirement that we maintain a specified minimum level of consolidated tangible net worth. In addition, our credit facility contains a covenant which limits our ability to make distributions to our shareholders in an amount in excess of what would be required to pay all federal, state and local income taxes arising from the taxable income and gain that our shareholders incur in connection with the ownership of our common shares as described below under "Holders of our shares will be subject to United States federal income tax on their share of our taxable income, regardless of whether or when they receive any cash distributions from us, and may recognize income in excess of our cash distributions".

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

        The financial institutions that finance our investments may require that our Manager continue to manage our operations pursuant to the Management Agreement as a condition to making continued advances to us under these credit facilities. Additionally, if our Manager ceases to be our manager, each of these financial institutions under these credit facilities may terminate their facility and their obligation to advance funds to us in order to finance our current and future investments. If our Manager ceases to be our manager for any reason and we are not able to continue to obtain financing under these or suitable replacement credit facilities, our growth may be limited or we may be forced to sell our investments at a loss.

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

Certain of our investments may create a conflict of interest with KKR and other affiliates and may expose us to additional certain legal risks.

        Subject to complying with our Investment Policies and the charter of the Affiliated Transactions Committee of our board of directors, a core element of our business strategy is that our Manager will at times cause us to invest in corporate leveraged loans, high-yield securities and equity securities of companies affiliated with KKR, provided that such investments meet our requirements.

        To the extent KKR is the owner of a majority of the outstanding equity securities of such companies, KKR may have the ability to elect all of the members of the board of directors of a company we invest in and thereby control its policies and operations, including the appointment of management, future issuances of shares or other securities, the payments of dividends, if any, on its shares, the incurrence of debt by it, amendments to its certificate of incorporation and bylaws and entering into extraordinary transactions, and KKR's interests may not in all cases be aligned with the interests of the holders of the securities we own. In addition, with respect to companies in which we have an equity investment, to the extent that KKR is the controlling shareholder it may be able to determine the outcome of all matters requiring shareholder approval and will generally be able to cause or prevent a change of control of a company we invest in or a change in the composition of its board of directors and could preclude any unsolicited acquisition of that company regardless as to whether we agree with such determination. So long as KKR continues to own a significant amount of the voting power of a company we invest in, even if such amount is less than 50%, it will continue to influence strongly, or effectively control, that company's decisions. Our interests with respect to the management, investment decisions, or operations of those companies may at times be in conflict with those of KKR. In addition, to the extent that affiliates of our Manager or KKR invest in companies in which we have an investment, similar conflicts between our interests and theirs may arise. In addition, our Manager has implemented policies and procedures to mitigate potential conflicts of interest, which policies impose limitations on our ability to make certain investments in companies affiliated with KKR.

        Our interests and those of KKR may at times be in conflict because the CLO issuers in which we invest hold corporate leveraged loans the obligors on which are KKR-affiliated companies. KKR may have an interest in causing such companies to pursue acquisitions, divestitures exchange offers, debt restructurings and other transactions that, in KKR's judgment, could enhance its equity investment, even though such transactions might involve risks to holders of indebtedness, which include our CLO issuers. For example, KKR could cause a company that is the obligor on a loan held by one of our CLO issuers to make acquisitions that increase its indebtedness or to sell revenue generating assets, thereby potentially decreasing the ability of the company to repay its debt. In cases where a company's debt undergoes a restructuring, the interests of KKR as an equity investor and our CLO issuers as debt investors may diverge, and KKR may have an interest in pursuing a restructuring strategy that benefits the equity holders to the detriment of the lenders, such as our CLO issuers. This risk may be exacerbated in the current economic environment given reduced liquidity available for debt refinancing, among other factors.

        If a KKR-affiliated company were to file for bankruptcy or similar action, we face the risk that a court may subordinate our debt investment in such company to the claims of more junior debt holders or may recharacterize our investment as an equity investment. Any such action by a court would have a materials adverse impact on the value of these investments.

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

        We are subject to potential conflicts of interest arising out of our relationship with our Manager and its affiliates. As of February 1, 2009, our Manager and its affiliates collectively owned approximately 8.9% of our outstanding common shares on a fully diluted basis. In addition, as of February 1, 2009 our chairman, Paul M. Hazen, who serves as a member of our Manager's investment committee beneficially owned approximately 0.7% of our outstanding common shares on a fully diluted basis, and two of our directors, Scott C. Nuttall, who is an executive at KKR and until February 2009 served as a member of our Manager's investment committee and William C. Sonneborn, who is an executive at KKR and serves as a member of our Manager's investment committee, beneficially owned approximately 0.7% and 0.5% of our outstanding common shares on a fully diluted basis, respectively.

For purposes of computing the percentage of shares of our outstanding common shares beneficially owned as of February 1, 2009 by any person or persons on a fully diluted basis, we define beneficial ownership to include securities actually owned by a person or persons and securities over which that person or persons have or share voting or dispositive control, and we have based that calculation on our common shares and options to purchase our common shares outstanding as of February 1, 2009 and have assumed the exercise of all options to purchase our common shares beneficially owned by such person or persons, as the case may be. Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. The management agreement provides that our Manager, its members, managers, officers and employees will not be liable to us, any subsidiary of ours, our directors, holders of our shares or any subsidiary's shareholders for acts or omissions pursuant to or in accordance with the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. Pursuant to the management agreement, we have agreed to indemnify our Manager and its members, managers, officers and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

Affiliates of our Manager and KKR compete with us and there may be conflicts arising from allocation of investment opportunities.

        Our management agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities. While the management agreement generally restricts our Manager and its affiliates from raising, sponsoring or advising any new investment fund, company or other entity, including a REIT, that invests primarily in domestic mortgage-backed securities, this restriction is of significantly less significance now that the Restructuring Transaction has been completed, as we have not elected to be taxed as a REIT for United States federal income tax purposes and therefore will not be limited to investing in assets that would be qualifying assets for a REIT under the Code. In addition, the management agreement provides that, for purposes of the foregoing limitation, any portfolio company of any private equity fund controlled by KKR shall not be deemed to be an affiliate of our Manager. As a result, our Manager and its affiliates, including KKR, currently are engaged in and may in the future engage in management or investment opportunities that have overlapping objectives with us. In particular, affiliates of our Manager currently manage a separate investment fund and separately managed accounts that invest in the same non-mortgage-backed securities investments that we invest in, including other fixed income investments. With respect to these entities and any other competing entities established in the future, our Manager and its affiliates will face conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our Manager in accordance with our Manager's allocation policies and procedures. However, there is no guarantee that this allocation would be made in the best interests of holders of our shares or any other securities we may issue.

We compete with other investment entities affiliated with KKR for access to KKR's investment professionals.

        KKR and its affiliates manage several private equity funds, and we believe that KKR and its affiliates will establish and manage other investment entities in the future. Certain of these investment entities have, and any newly created entities may have, an investment focus similar to our focus, and as a result we compete with those entities and will compete with any such newly created entities for access to the benefits that our relationship with KKR provides to us. Our ability to continue to engage in these types of opportunities in the future depends, to a significant extent, on competing demands for these investment opportunities by other investment entities established by KKR and its affiliates. To the extent that we and other KKR affiliated entities or related parties compete for investment opportunities, there can be no assurances that we will get the best of those opportunities or that the performance of the investments allocated to us, even within the same asset classes, will perform as favorably as those allocated to others.

Termination by us of the management agreement with our Manager is difficult and costly.

        The management agreement expires on December 31 of each year, but is automatically renewed for a one-year term on each December 31 unless terminated upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (i) unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination that the management fee payable to our Manager is not fair, subject to our Manager's right to prevent such a termination under this clause (ii) by accepting a mutually acceptable reduction of management fees. Our Manager must be provided with 180 days' prior written notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. In addition, the base management fees deferred by our Manager through November 30, 2009 will become payable if the management agreement is terminated prior to such date. These provisions would result in substantial cost to us if we terminate the management agreement, thereby adversely affecting our ability to terminate our Manager.

Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.

        We, directly or through our Manager, may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. Our relationship with KKR could create a conflict of interest to the extent our Manager becomes aware of inside information concerning investments or potential investment targets. We have implemented compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on our behalf. We cannot assure our shareholders, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments, which could have an adverse effect on our results of operations. Conversely, we may pursue investments without obtaining access to confidential information otherwise in the possession of KKR or one of its affiliates, which information, if reviewed, might otherwise impact our judgment with respect to such investments.

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

Tax Risks

Holders of our shares will be subject to United States federal income tax on their share of our taxable income, regardless of whether or when they receive any cash distributions from us, and may recognize income in excess of our cash distributions.

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our items of income, gain, deduction, and credit, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in certain foreign corporate subsidiaries, CLO issuers, including those treated as partnerships or disregarded as a separate entity from us for United States federal income tax purposes, and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Those investments typically produce ordinary income on a current basis, but any losses we would recognize from those investments would typically be treated as capital losses. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions, and holders may be allocated capital losses either in the same or future years that cannot be used to offset such taxable income. Furthermore, if we did not pay cash distributions with respect to a taxable year, holders of our shares would still have a tax liability attributable to their allocation of our taxable income.

If we fail to satisfy the "qualifying income exception," all of our income will be subject to an entity-level tax, which could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of our shares and any other securities we may issue.

        We intend to continue to operate so as to qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for United States federal income tax purposes. In general, if a partnership is "publicly traded" (as defined in the Code), it will be treated as a corporation for United States federal income tax purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for United States federal income tax purposes, so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the "conduct of a financial or insurance business" nor based, directly or indirectly, upon "income or profits" of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

        If we fail to satisfy the "qualifying income exception" described above, items of income, gain, loss, deduction and credit would not pass through to holders of our shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of our shares and any other securities we may issue.

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

Holders of our shares may recognize gain for United States federal income tax purposes when we sell assets that cause us to recognize a loss for financial reporting purposes.

        We have elected under Section 754 of the Code to adjust the tax basis in all or a portion of our assets upon certain events, including the sale of our common shares. As a result, each holder that purchased our common shares following the Restructuring Transaction had an initial tax basis in our assets that reflected the fair market value of our assets at the time of the purchase. Because our holders are treated as having differing tax bases in our assets, a sale of an asset by us may cause holders to recognize different amounts of gain or loss or may cause some holders to recognize a gain and others to recognize a loss. Depending on when our shareholders purchased our common shares and the fair market value of our assets at that time, our shareholders may recognize gain for United States federal income tax purposes from the sale of certain of our assets even though the sale would cause us to recognize a loss for financial accounting purposes.

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

We could incur a significant tax liability if the IRS successfully asserts that the "anti-stapling" rules apply to certain of our subsidiaries, which could result in a reduction in cash flow and after-tax return for holders of shares and thus could result in a reduction of the value of those shares.

        If we were subject to the "anti-stapling" rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning (i) more than 50% of the value of both a domestic corporate subsidiary and a foreign corporate subsidiary, or (ii) more than 50% of both a REIT and a domestic or foreign corporate subsidiary. If the "anti-stapling" rules applied, our foreign corporate subsidiaries would be treated as domestic corporations, which would cause those entities to be subject to United States federal corporate income taxation, and any REIT subsidiary would be treated as a single entity with our domestic and foreign corporate subsidiaries for purposes of the REIT qualification requirements, which could result in the REIT Subsidiary failing to qualify as a REIT and being subject to United States federal corporate income taxation. Currently, we have one subsidiary taxed as a REIT (KFH II), two foreign corporate subsidiaries (TRS Ltd. and KFH Ltd.), and one domestic corporate subsidiary (PEI VII). During 2008, we also owned two subsidiaries taxed as REITs (the REIT Subsidiary and QRS #1), one additional domestic corporate subsidiary (KKR Financial Holdings, Inc.), and certain of our CLO issuers were treated as foreign corporate subsidiaries for United States federal income tax purposes. Because we own, or are treated as owning, a substantial proportion of our assets directly for United States federal income tax purposes, we do not believe that the "anti-stapling" rules have applied or will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of shares and thus could result in a reduction of the value of those shares.

Tax-exempt holders of our shares will likely recognize significant amounts of "unrelated business taxable income," the amount of which may be material.

        An organization that is otherwise exempt from United States federal income tax is nonetheless subject to taxation with respect to its "unrelated business taxable income" ("UBTI"). Because we have incurred "acquisition indebtedness" with respect to certain equity and debt securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded for United States federal income tax purposes), a proportionate share of a holder's income from us with respect to such securities will be treated as UBTI. Accordingly, tax-exempt holders of our shares will likely recognize significant amounts of UBTI. For certain types of tax-exempt entities, the receipt of any UBTI might have extremely adverse consequences. For example, for a charitable remainder trust, the receipt of any such taxable income during a taxable year results in the taxation of all of the trust's income from all sources for such year. Tax-exempt holders of our shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our shares.

There can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to non-United States holders of our shares.

        While it is expected that our method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a United States trade or business with respect to non-United States holders of our shares, there can be no assurance that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to such non-United States holders. To the extent our income is treated as effectively connected income, non-United States holders generally would be required to (i) file a

United States federal income tax return for such year reporting their allocable portion, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Non-United States holders that are corporations also would be required to pay branch profits tax at a 30% rate (or lower rate provided by applicable treaty).

Although we anticipate that our foreign corporate subsidiaries will not be subject to United States federal income tax on a net basis, no assurance can be given that such subsidiaries will not be subject to United States federal income tax on a net basis in any given taxable year.

        We anticipate that our foreign corporate subsidiaries, including TRS Ltd. and KFH Ltd. will generally continue to conduct their activities in such a way as not to be deemed to be engaged in a United States trade or business and not to be subject to United States federal income tax. There can be no assurance, however, that our foreign corporate subsidiaries will not pursue investments or engage in activities that may cause them to be engaged in a United States trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign corporate subsidiaries would not become subject to United States federal income tax. Further, there can be no assurance that unanticipated activities of our foreign subsidiaries would not cause such subsidiaries to become subject to United States federal income tax. If any of our foreign corporate subsidiaries became subject to United States federal income tax (including the United States branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares and any other securities we may issue. Our foreign corporate subsidiaries are generally not expected to be subject to United States federal income tax on a net basis, and such subsidiaries may receive income that is subject to withholding taxes imposed by the United States or other countries.

Certain of our investments may subject us to United States federal income tax and could have negative tax consequences for our shareholders.

        A portion of our distributions likely will constitute "excess inclusion income." Excess inclusion income is generated by residual interests in REMICs and taxable mortgage pool arrangements owned by REITs. We own through a disregarded entity a small number of REMIC residual interests. In addition, KFH II has entered into financing arrangements that may be treated as taxable mortgage pools. We will be taxable at the highest corporate income tax rate on any excess inclusion income from a REMIC residual interest that is allocable to the percentage of our shares held in record name by disqualified organizations. Although the law is not clear, we may also be subject to that tax if the excess inclusion income arises from a taxable mortgage pool arrangement owned by a REIT in which we invest. Disqualified organizations are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income (including certain state pension plans and charitable remainder trusts). They are permitted to own our shares. Because this tax would be imposed on us, all of our investors, including investors that are not disqualified organizations, would bear a portion of the tax cost associated with our ownership of REMIC residual interests and with the classification of any of our REIT subsidiaries or a portion of the assets of any of our REIT subsidiaries as a taxable mortgage pool. A regulated investment company or other pass-through entity owning our shares may also be subject to tax at the highest corporate rate on any excess inclusion income allocated to their record name owners that are disqualified organizations. Nominees who hold our shares on behalf of disqualified organizations also potentially may be subject to this tax.

        Excess inclusion income cannot be offset by losses of our shareholders. If the shareholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the shareholder is a foreign person, it would be subject to United States federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Dividends paid by, and certain income inclusions derived with respect to, our ownership of KFH II and foreign corporate subsidiaries will not qualify for the reduced tax rates generally applicable to corporate dividends paid to taxpayers taxed at individual rates.

        Tax legislation enacted in 2003 and 2006 reduced the maximum United States federal income tax rate on certain corporate dividends payable to taxpayers taxed at individual rates to 15% through 2010. Dividends payable by, or certain income inclusions derived with respect to the ownership of, passive foreign investment companies ("PFICs"), certain controlled foreign corporations ("CFCs"), and REITs, however, are generally not eligible for the reduced rates. We have treated and intend to continue to treat our foreign corporate subsidiaries, including TRS Ltd. and KFH Ltd. for United States federal income tax purposes, as the type of CFCs whose income inclusions are not eligible for lower tax rates on dividend income. Although this legislation does not generally change the taxation of our foreign corporate subsidiaries and REITs, the more favorable rates applicable to regular corporate dividends could cause investors taxed at individual rates to perceive investments in PFICs, CFCs or REITs, or in companies such as us, whose holdings include foreign corporations and REITs, to be relatively less attractive than holdings in the stocks of non-CFC, non-PFIC and non-REIT corporations that pay dividends, which could adversely affect the value of our shares and any other securities we may issue.

Ownership limitations in the operating agreement that apply so long as we own an interest in a REIT, such as KFH II, may restrict a change of control in which our holders might receive a premium for their shares.

        In order for KFH II to continue to qualify as REITs, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year and its shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. We intend for KFH II to be owned, directly or indirectly, by us and by holders of the preferred shares issued by KFH II. In order to preserve the REIT status of KFH II and any future REIT subsidiary, the operating agreement generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of our shares, whichever is more restrictive. This restriction may be terminated by our board of directors if it determines that it is no longer in our best interests for KFH II or any other REIT subsidiary to continue to qualify as a REIT under the Code or that compliance with those restrictions is no longer required, and our board of directors may also, in its sole discretion, exempt a person from this restriction.

        The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The failure of KFH II to qualify as a REIT would generally cause it to be subject to United States federal income tax on its taxable income, which could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a reduction of the value of those shares and any other securities we may issue.

        We intend that KFH II will continue to operate in a manner so as to qualify to be taxed as a REIT for United States federal income tax purposes. No ruling from the IRS, however, has been or will be sought with regard to the treatment of KFH II as a REIT for United States federal income tax purposes, and its ability to qualify as a REIT depends on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis.

Accordingly, no assurance can be given that KFH II will satisfy such requirements for any particular taxable year. If KFH II were to fail to qualify as a REIT in any taxable year, it would be subject to United States federal income tax, including any applicable alternative minimum tax, on its net taxable income at regular corporate rates, and distributions would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and could materially reduce the amount of cash available for distribution to us, which in turn would materially reduce the amount of cash available for distribution to holders of our shares and could have an adverse impact on the value of those shares and any other securities we may issue. Unless entitled to relief under certain Code provisions, KFH II also would be disqualified from taxation as a REIT for the four taxable years following the year during which they ceased to qualify as REITs.

Complying with certain tax-related requirements may cause us and KFH II to forego otherwise attractive business or investment opportunities.

        To be treated as a partnership for United States federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must satisfy the qualifying income exception, which requires that at least 90% of our gross income each taxable year consist of interest, dividends, capital gains and other types of "qualifying income." Interest income will not be qualifying income for the qualifying income exception if it is derived from "the conduct of a financial or insurance business." This requirement limits our ability to originate loans or acquire loans originated by our Manager and its affiliates. In addition, we intend to operate so as to avoid generating a significant amount of income that is treated as effectively connected with the conduct of a United States trade or business with respect to non-United States holders. In order to comply with these requirements, we (or our subsidiaries) may be required to invest through foreign or domestic corporations or forego attractive business or investment opportunities. Thus, compliance with these requirements may adversely affect our return on our investments and results of operations.

        In addition, to qualify as a REIT for United States federal income tax purposes, KFH II must continually satisfy tests concerning, among other things, the sources of its income, the nature and diversification of its assets, the amounts it distributes to its stockholders and the ownership of its stock. In order to meet these tests, KFH II may be required to forego attractive business or investment opportunities. Thus, compliance with the REIT requirements may adversely affect KFH II's return on its investments and results of operations.

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

Our structure involves complex provisions of United States federal income tax law for which no clear precedent or authority may be available, and which is subject to potential change, possibly on a retroactive basis. Any such change could result in adverse consequences to the holders of our shares and any other securities we may issue.

        The United States federal income tax treatment of holders of our shares depends in some instances on determinations of fact and interpretations of complex provisions of United States federal income tax law for which no clear precedent or authority may be available. The United States federal income tax rules are constantly under review by the IRS, resulting in revised interpretations of established concepts. The IRS pays close attention to the proper application of tax laws to partnerships and investments in foreign entities. The present United States federal income tax treatment of an investment in our shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. We and holders of our shares could be adversely affected by any such change in, or any new tax law, regulation or interpretation. Our operating agreement permits our board of directors to modify (subject to certain exceptions) the operating agreement from time to time, without the consent of the holders of our shares. These modifications may address, among other things, certain changes in United States federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of our shares and of other securities we may issue. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders of our shares in a manner that reflects their distributive share of our items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or United States Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of our shares and of any securities we may issue.

Proposed tax legislation, if enacted, could limit our ability conduct investment management or advisory or other activities in the future.

        Proposed tax legislation has been introduced in Congress that is intended to prevent publicly traded partnerships from conducting investment management or advisory activities without the imposition of corporate income tax. One version of this proposed legislation would prevent a publicly traded partnership from qualifying as a partnership for United States federal income tax purposes if it conducts such activities either directly or indirectly through any entity in which it owns an interest, no matter how small or insignificant such activities are compared to the partnership's other activities. Other versions of the legislation would mandate that any income from investment management or advisory activities be treated as non-qualifying income under the 90% qualifying income exception for publicly traded partnerships, which, in turn, would limit the amount of such income that a publicly traded partnership could derive other than through corporate subsidiaries. It is unclear which version of the legislation, if any, ultimately will be enacted. It also is uncertain whether such legislation, if enacted, would apply retroactively to dates specified in the original proposals or prospectively only. We do not currently engage in investment management or advisory activities either directly or indirectly through an entity in which we own an interest. However, if such legislation is enacted, depending on the form it takes, it could limit our ability to engage in investment management and advisory or other activities in the future. Our shareholders should consult your own tax advisor regarding the likelihood that the proposed legislation will be enacted and, if enacted, the form it is likely to take.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our administrative and principal executive offices are located at 555 California Street, 50th Floor, San Francisco, California 94104 and are leased by our Manager in accordance with the Management Agreement.

Item 3.    LEGAL PROCEEDINGS

        We have been named as a party in various legal actions which include the matters described below. We have denied, or believe we have a meritorious defense and will deny liability in the significant cases pending against us discussed below. Based on current discussion and consultation with counsel, we believe that the resolution of these matters will not have a material impact on our financial condition or cash flow.

        On August 7, 2008, the members of our board of directors and certain of our executive officers (the "Individual Defendants") and we (collectively, "Defendants") were named in a putative class action complaint (the "Complaint") filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the "Charter Litigation"). The Complaint alleges that our April 2, 2007 registration statement and prospectus (the "April 2, 2007 Registration Statement") contained material misstatements and omissions in violation of Section 11 of the Securities Act of 1933, as amended (the "1933 Act"), regarding the risks associated with our real estate related assets, the state of our capital in light of our real estate related assets, and the adequacy of our loss reserves for our real estate related assets (the "alleged Section 11 violation"). The Complaint further alleges that pursuant to Section 15 of the 1933 Act, the Individual Defendants have legal responsibility for the alleged Section 11 violation.

        The parties have stipulated that Defendants shall not be required to answer or otherwise respond to the Complaint. The parties have further stipulated that the Lead Plaintiff must file and serve a consolidated amended complaint or designate a previously-filed complaint as the operative complaint (the "Operative Complaint") no later than 45 days after an order appointing it is entered by the Court, and that Defendants must file an answer, motion to dismiss, or other response to the Operative Complaint no later than 45 days after it is served. On January 27, 2009, an order appointing the City of St. Clair Shores Police and Fire Retirement System as Lead Plaintiff was entered by the Court. Pursuant to the stipulation, the Lead Plaintiff must file or designate the Operative Complaint by March 13, 2009.

        On August 15, 2008, the members of our board of directors and our executive officers (the "Director and Officer Defendants") were named in a shareholder derivative action (the "Derivative Action") brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco. We are named as a nominal defendant. The complaint in the Derivative Action asserts claims against the Director and Officer Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2, 2007 Registration Statement with alleged material misstatements and omissions.

        By Order dated January 8, 2009, the Court approved the parties' stipulation to stay the proceedings in the Derivative Action until the Charter Litigation is dismissed on the pleadings or we file an answer to the Charter Litigation.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are traded on the NYSE under the symbol "KFN." On December 30, 2008, we were notified by the NYSE that we had fallen below the continued listing standard regarding price criteria for common shares under Section 802.01C of the NYSE's Listed Company Manual. Section 802.01C requires that our common shares have a minimum average closing price of $1.00 per share during a consecutive 30-day trading period. Under the NYSE's applicable rules and regulations regarding listed security average closing price, we are required to bring the average closing price of our common shares back above $1.00 during the consecutive 30-day trading period ending on the six month anniversary of the receipt of notice from the NYSE. In the event that we fail to meet this standard at the expiration of the 6 month period, the NYSE will commence suspension and delisting procedures. In addition, under NYSE rules, we have 10 business days following receipt of the notice to respond to the NYSE and indicate our intent to cure this deficiency. We notified the NYSE, within the required 10 business day period, that we intend to cure the deficiency. Our common shares will continue to be listed on the NYSE under the symbol "KFN," but will be assigned a ".BC" indicator by the NYSE to signify that we are not currently in compliance with the NYSE's continued listing standards.

        On February 17, 2009, the closing price of our common shares, as reported on the NYSE, was $1.21. The following table sets forth the high and low sale prices for our common shares for the period indicated as reported on the NYSE:

	Sales Price
Quarter Ended	High	Low
March 31, 2007	$30.27	$25.22
June 30, 2007	$28.20	$24.83
September 30, 2007	$25.64	$9.39
December 31, 2007	$17.28	$13.03
March 31, 2008	$16.36	$11.43
June 30, 2008	$13.31	$10.50
September 30, 2008	$11.00	$6.36
December 31, 2008	$6.40	$0.57

        As of February 17, 2009, we had 150,889,325 issued and outstanding common shares that were held by 22 holders of record. The 22 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common shares.

Distributions

        The amount and timing of distributions to our common shareholders are decided determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions under borrowing agreements and our liquidity needs.

        The following table shows the distributions relating to our 2008 and 2007 fiscal years:

Record Date	Payment Date	Cash Distribution Declared per Common Share
February 15, 2007	February 28, 2007	$0.54
May 17, 2007	May 31, 2007	$0.56
August 16, 2007	August 30, 2007	$0.56
November 15, 2007	November 29, 2007	$0.50
February 15, 2008	February 29, 2008	$0.50
May 15, 2008	May 30, 2008	$0.40
August 15, 2008	August 29, 2008	$0.40

Equity Compensation Plan Information

        The following table summarizes the total number of securities outstanding in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plan not approved by shareholders	1,932,279	$20.00	2,037,719

(1)
The 2007 Share Incentive Plan authorizes a total of 8,339,625 shares that may be used to satisfy awards including restricted shares and share options. As such, the total number of securities remaining available for future issuance is net of 4,312,127 restricted shares already issued and 57,500 common share options already exercised.

Total Return Comparison from June 24, 2005 through December 31, 2008

        The following graph presents a total return comparison from a $100 investment in our common shares on June 24, 2005 (the date our common shares were listed on the NYSE) to the Standard & Poor's 500 Index ("S&P 500 Index") and the Russell 1000 Financial Services Index ("Russell 1000 Financial Services"). In our 2007 Annual Report on Form 10-K, we compared ourselves to the Bloomberg Mortgage REIT Index. However, we no longer consider ourselves a REIT due to the fact that we sold certain of our residential mortgage-backed securities in 2007 and completed the sale of a controlling interest in the REIT Subsidiary in 2008. Accordingly, we adjusted our total return comparison indices to Russell 1000 Financial Services.

        We obtained information for the table below from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness. The graph assumes that the value of the investment in our common shares and each index was $100 on June 24, 2005, and that all dividends were reinvested. The total return performance shown on the graph is not necessarily indicative of future total return performance.

 Share Price Performance Graph

	6/24/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008
KKR Financial Holdings LLC	100	101	122	71	9
S&P 500 Index	100	106	122	130	79
Russell 1000 Financial Services	100	110	130	107	50

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from our audited consolidated financial statements as of December 31, 2008, 2007, 2006, 2005 and 2004 and for the years ended December 31, 2008, 2007, 2006, 2005 and the period from August 12, 2004 (inception) through December 31, 2004. The selected financial data should be read together with the more detailed information contained in the consolidated financial statements and associated notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from August 12, 2004 (inception) through December 31, 2004
Consolidated Statements of Operations Data:
Net investment (loss) income:
Total investment income	$948,588	$872,373	$627,933	$238,965	$6,081
Interest expense	(521,313)	(556,565)	(430,384)	(107,792)	(21)
Interest expense to affiliates	(43,301)	(60,939)	—	—	—
Provision for loan losses	(481,488)	(25,000)	—	(1,500)	—

Net investment (loss) income	(97,514)	229,869	197,549	129,673	6,060
Other (loss) income:
Total other (loss) income	(906,837)	62,012	20,753	7,560	(488)
Non-investment expenses:
Related party management compensation	36,670	52,535	65,298	50,791	11,222
General, administrative and directors expenses	19,038	18,294	12,892	7,991	1,473
Loan servicing	9,444	11,346	14,341	4,553
Professional services	8,098	4,706	4,903	4,121	901

Total non-investment expenses	73,250	86,881	97,434	67,456	13,596

(Loss) income from continuing operations before equity in income of unconsolidated affiliate and income tax expense (benefit)	(1,077,601)	205,000	120,868	69,777	(8,024)
Equity in income of unconsolidated affiliate	—	12,706	5,722	—	—

(Loss) income from continuing operations before income tax expense (benefit)	(1,077,601)	217,706	126,590	69,777	(8,024)
Income tax expense (benefit)	107	256	964	3,144	(228)

(Loss) income from continuing operations	(1,077,708)	217,450	125,626	66,633	(7,796)
Income (loss) from discontinued operations	2,668	(317,655)	9,706	(11,552)	1,087

Net (loss) income	$(1,075,040)	$(100,205)	$135,332	$55,081	$(6,709)

Net (loss) income per common share:
Basic
(Loss) income per share from continuing operations	$(7.70)	$2.42	$1.58	$1.11	$(0.19)

Income (loss) per share from discontinued operations	$0.02	$(3.53)	$0.12	$(0.19)	$0.02

Net (loss) income per share	$(7.68)	$(1.11)	$1.70	$0.92	$(0.17)

Diluted
(Loss) income per share from continuing operations	$(7.70)	$2.40	$1.56	$1.09	$(0.19)

Income (loss) per share from discontinued operations	$0.02	$(3.51)	$0.12	$(0.19)	$0.02

Net (loss) income per share	$(7.68)	$(1.11)	$1.68	$0.90	$(0.17)

Weighted-average number of common shares outstanding:
Basic	140,027	89,953	79,626	60,100	40,539

Diluted	140,443	90,640	80,408	61,189	40,539

(in thousands, except per share data)	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004
Consolidated Balance Sheets Data:
Cash and cash equivalents	$41,430	$524,080	$5,125	$16,110	$7,219
Restricted cash and cash equivalents	1,233,585	1,067,797	137,992	79,139	1,321
Securities available-for-sale	555,965	1,359,541	964,440	611,668	68,569
Corporate loans, net of allowance for loan losses	7,246,797	8,634,208	3,334,260	2,419,019	449,637
Residential mortgage-backed securities	102,814	131,688	169,102	196,402	53,074
Residential mortgage loans(1)	2,620,021	3,921,323	4,957,450	6,428,727	132,632
Corporate loans held for sale	324,649	—	—	—	—
Assets of discontinued operations	—	3,049,758	7,596,129	5,355,469	1,629,674
Total assets	12,515,082	19,046,025	17,565,177	15,290,540	2,347,340
Total borrowings	8,998,728	10,255,753	3,984,208	2,682,286	268,924
Residential mortgage-backed securities issued	2,462,882	3,169,353	4,696,949	6,146,159	—
Liabilities of discontinued operations	—	3,644,083	7,083,230	4,747,518	1,317,922
Total liabilities	11,851,737	17,401,486	15,841,746	13,635,394	1,590,592
Total shareholders' equity	663,345	1,644,539	1,723,431	1,655,146	756,748
Book value per common share	$4.40	$14.27	$21.42	$20.59	$18.46

(1)
Residential mortgage loans were carried at fair value beginning January 1, 2007 due to the adoption of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of Statement 115, and at amortized cost for all periods prior to January 1, 2007.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except where otherwise expressly stated or the context suggests otherwise, the terms "we," "us" and "our" refer to KKR Financial Holdings LLC and its subsidiaries.

Executive Overview

        We are a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. We invest in financial assets consisting primarily of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable and non-marketable equity securities and credit default and total rate of return swaps. The majority of our investments are in senior secured loans of large capitalization companies. The corporate loans we invest in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for these investments. The senior secured notes issued by the CLO transactions are generally owned by unaffiliated third party investors and we own the majority of the mezzanine and subordinated notes in the CLO transactions.

        Our income is generated primarily from (i) net interest income and dividend income, (ii) realized and unrealized gains and losses on our derivatives that are not accounted for as hedges, (iii) realized gains and losses from the sales of investments, and (iv) realized and unrealized gains and losses on securities sold, not yet purchased.

        We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp. (the "REIT Subsidiary"), a Maryland corporation. The REIT Subsidiary was originally incorporated in the State of Maryland on July 7, 2004 and elected to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes. On May 4, 2007, we completed a restructuring transaction (the "Restructuring Transaction"), pursuant to which the REIT Subsidiary became our subsidiary and each outstanding share of the REIT Subsidiary's common stock was converted into one of our common shares, which are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". Although we have not elected to be treated as a REIT for United States federal income tax purposes, we intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership taxable as a corporation, for United States federal income tax purposes. On June 30, 2008, we completed the sale of a controlling interest in the REIT Subsidiary to Rock Capital 2 LLC, which did not result in a gain or loss.

        We are managed by KKR Financial Advisors LLC (our "Manager"), a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (previously known as KKR Financial LLC), pursuant to a management agreement (the "Management Agreement"). The Manager is an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR"). In June 2008, Kohlberg Kravis Roberts & Co. (Fixed Income) LLC became a wholly-owned subsidiary of KKR.

  Business Environment

        Our financial performance is highly dependent on the underlying performance of the companies that we hold investments in, primarily in the form of corporate loans and high yield securities. During 2008, credit conditions worsened and the United States entered into a recession (as announced by the National Bureau of Economic Research). The landscape of the United States financial services industry changed dramatically during 2008 as some of the world's largest investment and commercial banks filed for bankruptcy while others consolidated or restructured their businesses. The current credit crisis led to historic asset price declines during the year across most fixed income and equity asset classes.

        The deteriorating economic environment impacted our business in many ways during 2008. Most notably, many of the companies that we hold investments in experienced deteriorating financial performance, which has led us to materially increase our allowance for loan losses, specifically during the fourth quarter of 2008, and record impairment charges for investments in certain securities that we deemed other-than-temporarily impaired. Asset price declines also resulted in material losses on certain derivative transactions where we finance loan investments through total rate of return swaps. In addition, asset price declines coupled with rating agency downgrades of several of our investments have led to many of the CLO transactions we own, through which the majority of our investments in loans and high yield securities are held and financed, to fail certain of their respective over-collateralization tests ("OC Tests"). Due to the failure of these OC Tests, the cash flows we normally receive from our CLOs have been materially reduced. In addition, declining asset prices required us to post material amounts of cash collateral to our market value CLO transaction, Wayzata Funding LLC ("Wayzata"). Additionally, Wayzata's market value features have resulted in cash being effectively trapped in the facility and not being paid to the junior noteholders, including us, because the net asset value of Wayzata did not meet certain limits. As discussed below under "Liquidity", subsequent to year end, we amended Wayzata to, among other changes, remove the market value provisions contained within the transaction.

  Funding Activities

        On November 10, 2008, we and certain of our subsidiaries (collectively, the "Borrowers") entered into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A. and Citicorp North America, Inc., as lenders. The Credit Agreement provides for a two-year $300.0 million senior secured asset-based revolving credit facility (the "Facility"). The Facility is subject, among other things, to the terms of a borrowing base derived from the value of eligible specified financial assets. The borrowing base is subject to certain reserves and caps customary for financings of this type. Prior to the one-year anniversary of the closing of the credit agreement (the "Adjustment Date"), the Borrowers (i) may borrow, prepay and reborrow amounts in excess of the borrowing base availability and (ii) must prepay loans with net cash proceeds from certain types of asset sales to the extent aggregate amounts outstanding under the Facility exceed the borrowing base then in effect. On and after the Adjustment Date, if at any time the aggregate amounts outstanding under the Facility exceed the borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made.

        The Borrowers have the right to prepay loans under the Facility in whole or in part at any time. All amounts borrowed under the Credit Agreement must be repaid on or before November 10, 2010. Initial borrowings under the Credit Agreement are subject to, among other things, the substantially concurrent repayment by the Borrowers of all amounts due and owing under the existing credit facility and such facility's effective termination.

        Loans under the Credit Agreement bear interest, at the Borrowers' option, at a rate equal to LIBOR plus 3.00% per annum or an alternate base rate. Ongoing extensions of credit under the Credit Agreement are subject to customary conditions, including, after the Adjustment Date, sufficient availability under the borrowing base. The Credit Agreement also contains covenants that require the Borrowers to satisfy a net worth financial test and maintain a certain leverage ratio. In addition, the Credit Agreement contains customary negative covenants applicable to the Borrowers and their subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to such entities' assets, and (iii) pay dividends to our shareholders or make certain other restricted payments. The Credit Agreement also includes other covenants, representations, warranties, indemnities and events of default, that are customary for facilities of this type, including events of default relating to a change of control.

        On November 10, 2008, the Borrowers also entered into an agreement for a two-year $100.0 million standby unsecured revolving credit agreement (the "Standby Agreement") with our Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of our Manager. The borrowing facility matures in December 2010 and bears interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at our option) plus 15.00% per annum. Under the terms of the agreement, we can elect to capitalize a portion of accrued interest on any loan under the agreement by adding up to 80% of the interest due and payable at a particular time in respect of such loan to the outstanding principal amount of the loan. The Borrowers have the right to prepay loans under the Standby Agreement in whole or in part at any time. The Standby Agreement includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type.

  Liquidity

        Current market economic conditions have had a material adverse impact on our cash flows and liquidity. Asset price declines, due in significant part to material credit spread widening and deteriorating economic conditions, have negatively impacted our liquidity. Declines in asset prices coupled with ratings downgrades of many of our investments have led many of our cash flow CLOs to fail certain of their respective OC Tests. Due to the failure of these OC Tests, the cash flows we normally receive from our CLOs have been materially reduced as of December 31, 2008. While the amount of cash proceeds we expect to receive from cash flow CLOs can fluctuate materially based on interest rates and asset performance, we expect that our 2009 cash flows will be reduced by $150.0 million to $175.0 million as a result of our CLOs being out of compliance with their respective OC Tests. As the majority of our investments are held in these CLO structures, we believe that all of our cash flow CLOs will continue to cease being cash flow positive during at least intermittent periods in 2009.

        In addition, during 2008 we invested an incremental $180.0 million in the junior notes of Wayzata in response to declines in asset prices and the net asset value of Wayzata during the year. Additionally, we significantly deleveraged Wayzata during the fourth quarter of 2008 through asset sales totaling approximately $628.9 million of par that resulted in net realized losses totaling $137.5 million. On January 12, 2009, Wayzata was amended to eliminate the market value-based covenants and, consequently, we are no longer required to post additional cash margin as a result of declining market values of the underlying collateral. Nevertheless, under the amended facility, cash flow generated by the collateral will not be distributed to junior noteholders, including us, until all senior obligations of Wayzata are paid in full or otherwise satisfied. We cannot predict at this time how long the cessation of cash flows will last. Several additional changes were made to Wayzata as part of the amendment process, including, to (i) increase the coupon on the senior secured notes to three-month LIBOR plus 3.75%, which under certain circumstances may be increased to a maximum of three-month LIBOR plus 5.00%, (ii) reduce the aggregate outstanding par amount of senior secured notes to approximately $675.0 million using free cash in the structure and proceeds from the sale of certain assets designated for liquidation by the senior noteholder, (iii) significantly limit the Wayzata portfolio manager's right to reinvest principal proceeds from the collateral in new assets and (iv) give the noteholders, including us, the collective right to restructure Wayzata into a cash flow CLO transaction. If Wayzata is restructured into a cash flow CLO transaction, we would hold junior notes issued by the new CLO issuer having an outstanding par amount equal to the amount we currently hold, which would be secured primarily by the same collateral underlying Wayzata. In addition, it is currently contemplated that under the new CLO transaction, if it closes, the portfolio manager may be required to undertake certain asset sales to meet leverage requirements and would have a less restrictive right to reinvest the principal proceeds generated from the collateral into new assets; however, like Wayzata, any cash flow generated by the collateral would not be distributed to junior noteholders until all senior obligations of the CLO issuer were paid in full or otherwise satisfied.

        As of December 31, 2008, we had approximately $855.8 million of total recourse debt outstanding. Of this amount, up to $150.0 million of the $275.6 million currently outstanding on our senior secured revolving credit facility matures in November 2009 with the remainder maturity in November 2010. Under the Standby Agreement, through which we have a $100.0 million unsecured revolving credit facility from our Manager, all principal outstanding is due in December 2010. We currently have no borrowings outstanding under this facility. In addition to these amounts, we have $291.5 million principal amount of convertible notes due to mature in July 2012. We also have approximately $50.0 million in derivative liabilities related to total rate of return swaps through which we have financed certain loan investments. The majority of this amount matures during the fourth quarter of 2009. Based on our current liquidity and access to liquidity through the Standby Agreement, we believe that we are able to meet our obligations for at least the next 12 months.

  Cash Distributions to Shareholders

        During 2008, we paid aggregate cash distributions totaling $178.3 million. The amount and timing of our distributions to our common shareholders are determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions under borrowing agreements and our liquidity needs.

        As discussed above, the Credit Agreement contains negative covenants that restrict our ability, among other things, to pay dividends or make certain other restricted payments, including a prohibition on distributions to our shareholders in an amount in excess of what would be required to pay all federal, state and local income taxes arising from the taxable income and gain that our shareholders incur in connection with the ownership of our common shares. We have not declared any cash distributions to shareholders for the third or fourth quarters of 2008 and do not currently expect that any cash distributions will be made during 2009.

  Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers, including those treated as partnerships or disregarded as a separate entity from us for United States federal income tax purposes, and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, if we did not pay cash distributions with respect to a taxable year, holders of our shares would still have a tax liability attributable to their allocation of our taxable income during such year. We expect this to be the case as we do not expect to make any cash distributions to shareholders during 2009 and potentially thereafter.

  Discontinued Operations

        In August 2007, our board of directors approved a plan to exit our residential mortgage investment operations and sell the REIT Subsidiary. As of January 1, 2008, the REIT Subsidiary's assets and liabilities consisted solely of those held by our two asset-backed commercial paper conduits (the "Facilities"). During March 2008, we entered into an agreement with the holders of the secured liquidity notes ("SLNs") issued by the Facilities (the "Noteholders") in order to terminate the Facilities. With respect to the agreement with the Noteholders, all of the residential mortgage-backed securities ("RMBS") funded by the SLNs were transferred to the Noteholders in satisfaction of the SLNs and we paid the Noteholders approximately $42.0 million in conjunction with this resolution. We had previously accrued $36.5 million for contingencies related to the resolution of the Facilities and as a consequence of this transaction, we recorded an incremental charge during the quarter ended March 31, 2008 for $5.5 million. The agreement with the Noteholders resulted in approximated $3.6 billion par amount of RMBS being transferred to the Noteholders in satisfaction of approximately $3.5 billion par amount of SLNs held by the Noteholders. Accordingly, we removed the RMBS and SLNs that related to the Facilities from our condensed consolidated financial statements as of March 31, 2008. Under the agreement with the Noteholders, both we and our affiliates were released from any future obligations or liabilities to the Noteholders.

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

        We have determined that a sale or transfer of our remaining residential mortgage portfolio is no longer probable. As such, our remaining residential mortgage investment operations, which were previously presented as discontinued operations, are presented as continuing operations and the associated prior period amounts presented in our consolidated financial statements relating to our existing residential mortgage assets and liabilities as of December 31, 2008 have been reclassified for comparative presentation.

  Investment Portfolio

  Overview

        As discussed above, the majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. On an unconsolidated basis, our investment portfolio primarily consists of the following as of December 31, 2008: (i) mezzanine and subordinated tranches of CLO transactions, excluding Wayzata, totaling a par amount of $1.3 billion; (ii) subordinated tranches of Wayzata totaling a par amount of $500.0 million; (iii) corporate loans and debt securities with an amortized cost of $352.2 million and an estimated fair value of $196.7 million; (iv) residential mortgage-backed securities ("RMBS") with a par amount of $346.6 million and estimated fair value of $270.7 million; (v) non-marketable equity securities with an aggregate cost basis of $22.8 million; (vi) marketable equity securities with an aggregate estimated fair value of $2.5 million. In addition, we hold other investments including loan investments financed under total rate of return swaps that are accounted for as derivative transactions, long and short credit default swap transactions, shorts on equity and debt instruments, and interest rate swaps.

        As our consolidated financial statements in the Annual Report on Form 10-K are presented to reflect the consolidation of the CLOs we hold investments in, including Wayzata, the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the CLOs and Wayzata on a consolidated basis consistent with the disclosures in our consolidated financial statements.

  Corporate Debt Investments

        Our investments in corporate debt primarily consist of investments in below investment grade corporate loans, often referred to as syndicated bank loans or leveraged loans, and corporate debt securities. These investments have a total net amortized cost of $8.8 billion or $5.7 billion estimated fair value as of December 31, 2008. Of these amounts, $8.4 billion amortized cost or $5.4 billion estimated fair value of corporate debt investments are held in CLO transactions. In accordance with accounting principles generally accepted in the United States of America ("GAAP"), loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our consolidated balance sheet. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our consolidated balance sheet. Debt securities and marketable equity securities are carried at estimated fair value on our consolidated balance sheet.

        We currently have six CLO transactions through which we finance our corporate debt investments. These transactions consist of five cash flow CLOs and one market value CLO, Wayzata. A minority interest in the subordinated notes issued by two of our cash flow CLOs totaling $530.3 million (presented as collateralized loan obligation junior secured notes to affiliates on our consolidated balance sheet) and Wayzata totaling $125.0 million (presented as subordinated notes to affiliates on our consolidated balance sheet) are held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. Under GAAP, we consolidate all six of the CLOs and reflect all income and losses related to the assets in these CLOs on our consolidated statement of operations even though an affiliate of our Manager holds a minority interest in three of our CLO transactions.

  RMBS Investments

        Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $270.7 million as of December 31, 2008. Of the $270.7 million of RMBS investments we hold, $167.9 million are in six residential mortgage-backed securitization trusts that we consolidate under GAAP as we hold the majority of the risk of loss on these transactions. This results in us reflecting the financial position and results of these trusts in our consolidated financial statements. Consolidation of these six entities does not impact our net assets or net income; however, it does result in us showing the consolidated assets, liabilities, revenues and expenses on our consolidated financial statements. On our consolidated balance sheet as of December 31, 2008, the $270.7 million of RMBS is computed as our investments in RMBS of $102.8 million, plus $167.9 million, which represents the difference between residential mortgage loans of $2.6 billion less residential mortgage-backed securities issued of $2.5 billion plus $10.8 million of real estate owned that is included in other assets on our consolidated balance sheet.

  Extinguishment of Debt

        During the year ended December 31, 2008, we retired $40.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $20.3 million, partially offset by a $1.3 million write-off of unamortized debt issuance costs and $0.8 million of other associated costs.

        In November 2008, we retired $8.5 million of our 7.00% convertible notes, which resulted in a gain on extinguishment of $6.2 million, partially offset by a $0.1 million write-off of unamortized debt issuance costs.

  Equity Transactions

        On April 8, 2008, we completed a public offering of 34.5 million common shares at a price of $11.85 per common share. Net proceeds from the transaction before expenses totaled $384.3 million.

Critical Accounting Policies

        Our consolidated financial statements are prepared by management in conformity with GAAP. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. We have reviewed these critical accounting policies with our board of directors and our audit committee.

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

  Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, certain corporate loans held for sale and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

  Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities, certain corporate loans held for sale, certain non-marketable equity securities, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain derivatives.

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

        Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that we and others are willing to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, we do not require that fair value always be a predetermined point in the bid-ask range. Depending on the relative liquidity in the markets for certain assets, we may transfer assets to level 3 if we determine that observable quoted prices, obtained directly or indirectly, are not available. Assets and liabilities that are valued using level 3 of the fair value hierarchy primarily consist of certain corporate debt securities, certain non-marketable equity securities, certain corporate loans held for sale, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain over-the-counter ("OTC") derivative contracts. The valuation techniques used for these are described below.

        Residential Mortgage-Backed Securities, Residential Mortgage Loans, and Residential Mortgage-Backed Securities Issued:    Residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued are initially valued at transaction price and are subsequently valued using industry recognized models (including Intex and Bloomberg) and data for similar instruments (e.g., nationally recognized pricing services or broker quotes). The most significant inputs to the valuation of these instruments are default and loss expectations and market credit spreads.

        Corporate Debt Securities:    Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuations models are based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows, market yields for such instruments and recovery assumptions. Inputs are generally determined based on relative value analyses, which incorporate similar instruments from similar issuers.

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

        Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the year ended December 31, 2008, share-based compensation totaled $0.2 million. As of December 31, 2008, substantially all of the non-vested restricted common shares issued that are subject to SFAS No. 123(R) are subject to remeasurement. As of December 31, 2008, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.1 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of December 31, 2008, the common share options were fully exercised and expire in August 2014. As of December 31, 2008, future unamortized share-based compensation totaled $1.8 million, of which $1.0 million, $0.7 million, and $0.1 million will be recognized in 2009, 2010, and beyond, respectively.

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

        We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of December 31, 2008, the estimated fair value of our net derivative liabilities totaled $97.3 million.

  Impairments

        We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. This process involves a considerable amount of subjective judgments by our management. As of December 31, 2008, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $193.3 million, which if not recovered may result in the recognition of future losses. During the year ended December 31, 2008, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $474.5 million.

  Allowance for Loan Losses

        Our allowance for estimated loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment. When determining the adequacy of the allowance for loan losses, we consider historical and industry loss experience, economic conditions and trends, the estimated fair values of our loans, credit quality trends and other factors that we determine are relevant. This process involves a considerable amount of subjective judgments by our management. Additions to the allowance for loan losses are charged to current period earnings through the provision for loan losses. Amounts determined to be uncollectible are charged directly to the allowance for loan losses. Our allowance for loan losses consists of two components, an allocated component and an unallocated component.

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

        As of December 31, 2008, our allowance for loan losses totaled $480.8 million.

Recent Accounting Pronouncements

        In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP SFAS No. 140-3"). FSP SFAS No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for the Company for repurchase financings in which the initial transfer is entered into after December 31, 2008 and early adoption is not permitted. We do not expect the adoption of FSP SFAS No. 140-3 to have a material impact on our financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The additional disclosures required by SFAS No. 161 must be included in our financial statements beginning with the first quarter of 2009.

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). This FSP requires that issuers of convertible debt instruments that may be settled wholly or partly in cash when converted should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity's nonconvertible debt borrowing rate, which will result in lower net income. Prior to the adoption of FSP APB 14-1, APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. The 7.00% convertible senior notes issued by us in July 2007 will be subject to FSP ABP 14-1. FSP APB 14-1 is effective retroactively on January 1, 2009 and early adoption is prohibited. We have determined that the adoption of FSP APB 14-1 will not have a material impact on our financial statements.

        In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active ("FSP SFAS No. 157-3"). FSP SFAS No. 157-3 is intended to enhance the comparability and consistency in fair value measurements of financial assets that trade in inactive markets and includes illustrative examples addressing how assumptions should be considered when measuring fair value when relevant observable inputs do not exist, as well as how market quotes and available observable inputs in an inactive market should be considered when assessing and measuring fair value. FSP SFAS No. 157-3 is effective upon issuance and includes prior periods for which financial statements have not been issued. We have taken FSP SFAS No. 157-3 into consideration when measuring the fair value of its assets and liabilities.

        In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on our financial statements.

        On January 12, 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP EITF 99-20-1"). FSP EITF 99-20-1 eliminates the requirement that a holder's best estimate of cash flows be based upon those that "a market participant" would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss when it is "probable" there has been an adverse change in the holder's estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 also reiterates and emphasizes the related guidance and disclosure requirements in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 is effective for all periods ending after December 15, 2008 and retroactive application is not permitted. We have taken this FSP into consideration when evaluating our investments for other-than-temporary impairment.

Results of Operations

  Summary

        Our net loss for the year ended December 31, 2008 totaled $1.1 billion (or $7.68 per diluted common share) as compared to a net loss of $100.2 million (or $1.11 per diluted common share) for the year ended December 31, 2007 and net income of $135.3 million (or $1.68 per diluted common share) for the year ended December 31, 2006. Loss from continuing operations for the year ended December 31, 2008 totaled $1.1 billion (or $7.70 per diluted common share) compared to income from continuing operations of $217.5 million (or $2.40 per diluted common share) for the year ended December 31, 2007 and $125.6 million (or $1.56 per diluted common share) for the year ended December 31, 2006. The decrease in income from continuing operations of $1.3 billion from 2007 to 2008 is primarily due to the realized losses on investments, provision for loan losses and other-than-temporary impairments on corporate debt securities and marketable equity securities recorded in the fourth quarter of 2008. The increase in income from continuing operations of $91.8 million from 2006 to 2007 is primarily attributable to two factors. The first is the increase in our investment portfolio of $5.5 billion from $4.5 billion as of December 31, 2006 to $10.0 billion as of December 31, 2007. The second significant contributing factor is the increase in net realized and unrealized gains from sales of investments of approximately $78.9 million from $10.6 million for the year ended December 31, 2006 to $89.5 million for the year ended December 31, 2007. Gains from investment sales for the year ended December 31, 2007 included a gain of $51.6 million related to our sale of seven private equity investments, or non-marketable equity securities, during the year.

  Net Investment (Loss) Income

        The following table presents the components of our net investment (loss) income for the years ended December 31, 2008, 2007 and 2006:

Comparative Net Investment (Loss) Income Components
(Amounts in thousands)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Investment Income:
Corporate loans and securities interest income	$696,213	$567,241	$300,974
Residential mortgage loans and securities interest income	178,106	252,595	314,672
Other interest income	22,584	37,705	7,846
Dividend income	2,629	3,825	3,656
Net discount accretion	49,056	11,007	785

Total investment income	948,588	872,373	627,933

Interest Expense:
Repurchase agreements	34,407	102,202	76,371
Collateralized loan obligation senior secured notes	284,782	230,572	95,128
Secured revolving credit facility	15,684	9,980	8,395
Secured demand loan	348	2,102	2,307
Convertible senior notes	21,825	9,452	—
Junior subordinated notes	21,974	22,869	9,459
Residential mortgage-backed securities issued	130,046	176,407	235,237
Other interest expense	4,447	3,526	3,579
Interest rate swaps	7,800	(545)	(92)

Total interest expense	(521,313)	(556,565)	(430,384)
Interest expense to affiliates	(43,301)	(60,939)	—
Provision for loan losses	(481,488)	(25,000)	—

Net investment (loss) income	$(97,514)	$229,869	$197,549

        The decrease in net investment income from 2007 to 2008 is primarily attributable to the provision for loan losses of $481.5 million recorded during the year ended December 31, 2008. The increase in net investment income from 2006 to 2007 is due to the additional investments in our investment portfolio during 2007. As of December 31, 2007, we held $10.0 billion of investments in loans and securities available-for-sale. In comparison, as of December 31, 2006, investments in loans and securities available-for-sale totaled $4.3 billion. This increase was slightly offset by the fact that net investment income included an allowance for loan losses of $25.0 million and nil for the years ended December 31, 2007 and 2006, respectively.

        Net investment income in the table above does not include equity in income of unconsolidated affiliate of $12.7 million for the year ended December 31, 2007. Equity in income of unconsolidated affiliate totaled $5.7 million for the year ended December 31, 2006. Equity in income of unconsolidated affiliate reflects our pro rata interest in the net income of a limited partnership that was formed to hold the subordinated interests in three entities formed to execute secured financing transactions in the form of CLOs. This limited partnership was dissolved during 2007.

  Other (Loss) Income

        The following table presents the components of other (loss) income for the years ended December 31, 2008, 2007 and 2006:

Comparative Other (Loss) Income Components
(Amounts in thousands)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaptions	$—	$15	$(92)
Interest rate swaps	3,108	843	(58)
Credit default swaps	41,177	7,599	(896)
Total rate of return swaps	(188,829)	(10,271)	4,237
Common stock warrants	(799)	799	—
Foreign exchange(1)	4,024	24	1,254

Total realized and unrealized (loss) gain on derivatives and foreign exchange	(141,319)	(991)	4,445
Net realized loss on residential loans carried at estimated fair value	(5,761)	(756)	—
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(43,138)	(44,548)	—
Net realized (loss) gain on investments	(192,965)	95,484	10,639
Net realized and unrealized gain on securities sold, not yet purchased	50,297	8,662	—
Impairment on securities available-for-sale	(474,520)	(5,946)	—
Lower of cost or estimated fair value adjustment to corporate loans held for sale	(137,269)	—	—
Gain on extinguishment of debt	26,486	—	—
Other income	11,352	10,107	5,669

Total other (loss) income	$(906,837)	$62,012	$20,753

(1)
Includes foreign exchange contracts and foreign exchange gain or loss.

        As presented in the table above, other (loss) income totaled $(906.8) million for the year ended December 31, 2008 as compared to $62.0 million and $20.8 million for the years ended December 31, 2007 and 2006, respectively. The decrease in total other income for the year ended December 31, 2008 from 2007 is primarily attributable to a $141.3 million net realized and unrealized loss on derivatives and foreign exchange, a $193.0 million realized loss on sales of investments, and $474.5 million of losses due to the impairment of securities available-for-sale. The increase in total other income from 2006 to 2007 is primarily attributable to $95.5 million of net realized gains on investments, of which $51.6 million was related to net realized gains on the sale of seven private equity investments, partially offset by unrealized losses related to total rate of return swaps in 2007.

Non-Investment Expenses

        The following table presents the components of non-investment expenses for the years ended December 31, 2008, 2007 and 2006:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Related party management compensation:
Base management fees	$32,050	$30,091	$28,835
Incentive fees	—	17,503	7,844
Share-based compensation	(463)	1,344	28,619
CLO management fees	5,083	3,597	—

Related party management compensation	36,670	52,535	65,298
Professional services	8,098	4,706	4,903
Loan servicing expense	9,444	11,346	14,341
Insurance expense	923	708	909
Directors expenses	1,127	1,398	1,486
General and administrative expenses	16,988	16,188	10,497

Total non-investment expenses	$73,250	$86,881	$97,434

        As presented in the table above, our non-investment expenses decreased from 2007 to 2008 by approximately $13.6 million and from 2006 to 2007 by approximately $10.6 million. The significant components of non-investment expense are described below.

        Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager. The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our "equity" as defined in the Management Agreement. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly "net income," as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of nil, $17.5 million and $7.8 million were earned by the Manager during the years ended December 31, 2008, 2007 and 2006, respectively.

        General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. The decrease in non-investment expense from 2007 to 2008 is primarily due to a decrease in share-based compensation related to the vesting of restricted common shares and common share options granted to our Manager, decline in estimated fair value of restricted common shares granted to our Manager, as well as the absence of incentive fees. The decrease in non-investment expense from 2006 to 2007 is primarily due to a decrease in share-based compensation related to the vesting of restricted common shares granted to our Manager in 2007, partially offset by an increase in incentive fees.

  Income Tax Provision

        We intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state income taxes. Holders of our shares are required to take into account their allocable share of each item of our income, gain, loss, deduction and credit for our taxable year end ending within or with their taxable year.

        During 2008, we owned equity interests in the REIT Subsidiary, KKR Financial Holdings II, LLC ("KFH II") and KKR QRS #1, Inc. ("QRS #1"), each of which elected to be taxed as a REIT under the Code. KFH II holds certain real estate mortgage-backed securities. QRS #1 held residual interests in certain real estate mortgage investment conduit ("REMIC") securitizations. As described above, we disposed of a controlling interest in the REIT Subsidiary on June 30, 2008. We liquidated QRS #1 prior to the end of 2008. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements. Even though our REIT subsidiaries qualified for federal taxation as REITs, they may be subject to some amount of federal, state, local and foreign taxes based on their taxable income.

        KKR TRS Holdings, Ltd. ("TRS Ltd."), KKR Financial Holdings, Ltd. ("KFH Ltd."), Wayzata and KFN PEI VII, LLC ("PEI VII") are not consolidated for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in PEI VII, a domestic taxable corporate subsidiary, because it is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), and KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A") are foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes during 2008, and Wayzata is a domestic subsidiary treated as a partnership for United States federal income tax purposes. Those subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd. and KFH Ltd. are foreign corporate subsidiaries that were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the year ended December 31, 2008 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

        The Company owns both REIT and domestic taxable corporate subsidiaries. While the REIT Subsidiary, KFH II and QRS #1 are not expected to pay any federal or foreign entity level tax expense related to the 2008 tax year, QRS #1 is expected to pay approximately $0.2 million of state tax expense related to the 2008 tax year. PEI VII, the domestic taxable corporate subsidiary is taxed as a regular corporation under the Code, but is not expected to incur a 2008 federal and state tax liability.

Investment Portfolio

Corporate Investment Portfolio Summary

        Our corporate investment portfolio primarily consists of investments in corporate loans and debt securities. Our corporate loans primarily consist of senior secured, second lien and mezzanine loans. The corporate loans we invest in are generally below investment grade and are floating rate indexed to either one-month or three-month LIBOR. Our investments in corporate debt securities primarily consist of investments in below investment grade corporate bonds that are senior secured, senior unsecured and subordinated. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer's current or future financial performance and debt service ability.

        The tables below summarize the carrying value, amortized cost, and estimated fair value of our corporate investment portfolio as of December 31, 2008 and December 31, 2007, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for securities, amortized cost for loans held for investment, and the lower of amortized cost or estimated fair value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

        The table below summarizes our corporate investment portfolio as of December 31, 2008 classified by interest rate type:

Corporate Investment Portfolio
(Dollar amounts in thousands)

	Carrying Value(1)	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Corporate Loans	$7,943,341	$7,943,341	$5,014,965	88.4%
Corporate Debt Securities	58,800	77,942	58,800	1.0

Total Floating Rate	8,002,141	8,021,283	5,073,765	89.4
Fixed Rate:
Corporate Loans	108,880	108,880	82,618	1.5
Corporate Debt Securities	494,641	664,532	494,641	8.7

Total Fixed Rate	603,521	773,412	577,259	10.2
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	2,524	3,126	2,524	—
Non-Marketable Equity Securities, at fair value(2)	5,287	5,287	5,287	0.1
Non-Marketable Equity Securities, at cost	17,505	17,505	17,505	0.3

Total Marketable and Non-Marketable Equity Securities	25,316	25,918	25,316	0.4

Total	$8,630,978	$8,820,613	$5,676,340	100%

(1)
Total carrying value excludes allowance for loan losses of $480.8 million and includes loans held for sale of $324.6 million.

(2)
Represents one non-marketable equity security which we elected to carry at estimated fair value in accordance with SFAS No. 159.

        The schedule above excludes securities sold, not yet purchased, with an amortized cost of $97.3 million and for which we had accumulated net unrealized gains of $6.5 million as of December 31, 2008.

        The table below summarizes our corporate investment portfolio as of December 31, 2007 classified by interest rate type:

Corporate Investment Portfolio
(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Corporate Loans	$8,591,430	$8,591,430	$8,297,908	85.2%
Corporate Debt Securities	200,341	218,722	200,341	2.0

Total Floating Rate	8,791,771	8,810,152	8,498,249	87.2
Fixed Rate:
Corporate Loans	67,778	67,778	65,688	0.7
Corporate Debt Securities	1,111,423	1,219,305	1,111,423	11.4

Total Fixed Rate	1,179,201	1,287,083	1,177,111	12.1
Marketable and Non-Marketable Equity Securities:
Common and Preferred Stock	47,777	58,529	47,777	0.5
Non-Marketable Equity Securities, at cost	20,084	20,084	20,084	0.2

Total Marketable and Non-Marketable Equity Securities	67,861	78,613	67,861	0.7

Total(1)	$10,038,833	$10,175,848	$9,743,221	100.0%

(1)
Total carrying value excludes allowance for loan losses of $25.0 million.

        The schedule above excludes securities sold, not yet purchased, with an amortized cost of $103.1 million and for which we had accumulated net unrealized gains of $2.7 million as of December 31, 2007.

  Corporate Loans

        Our corporate loan portfolio totaled approximately $8.1 billion as of December 31, 2008 and $8.7 billion as of December 31, 2007. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and mezzanine loans.

        The following table summarizes our corporate loans portfolio stratified by type as of December 31, 2008 and 2007:

Corporate Loans
(Amounts in thousands)

	December 31, 2008			December 31, 2007
	Carrying Value(1)	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$7,147,665	$7,147,665	$4,627,121	$7,591,423	$7,591,423	$7,328,449
Second lien	655,371	655,371	361,196	720,336	720,336	690,787
Mezzanine	249,185	249,185	109,266	347,449	347,449	344,360

Total	$8,052,221	$8,052,221	$5,097,583	$8,659,208	$8,659,208	$8,363,596

(1)
Total carrying value excludes allowance for loan losses of $480.8 million and includes loans held for sale of $324.6 million.

        As of December 31, 2008, $7.9 billion, or 98.6%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.4%, was fixed rate. As of December 31, 2007, $8.6 billion, or 99.2%, of our corporate loan portfolio was floating rate and $0.1 billion, or 0.8%, was fixed rate.

        All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted-average coupon on our floating rate corporate loans was 4.6% and 7.9% as of December 31, 2008 and December 31, 2007, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate loan portfolio was 2.9% and 2.9% as of December 31, 2008 and December 31, 2007, respectively. The weighted-average years to maturity of our floating rate corporate loans was 5.1 years and 5.7 years as of December 31, 2008 and December 31, 2007, respectively.

        As of December 31, 2008, our fixed rate corporate loans had a weighted-average coupon of 13.7% and a weighted-average years to maturity of 6.4 years, as compared to 11.0% and 5.8 years, respectively, as of December 31, 2007.

        Loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed and charged against current income, and interest income is recognized only upon actual receipt. When the ultimate collectability of the principal is not in doubt, contractual interest is credited to interest income when received using the cost-recovery method, cash-basis method or some combination of the two methods.

        As of December 31, 2008, we had $358.0 million of loans on non-accrual status. At December 31, 2007 and 2006, there were no corporate loan balances placed on non-accrual status. Interest income that was reversed and charged against income for the year ended December 31, 2008 was $3.4 million. The average recorded investment in the impaired loans during 2008 was $628.7 million. The amount of interest income recognized using the cost-recovery method, cash-basis method or some combination of the two methods during the time within the period that the loans were impaired was immaterial for 2008.

        During the year ended December 31, 2008, we held corporate loan investments that were in default with a total amortized cost amount of $312.7 million from three issuers. Of these, one issuer where our investment had a total amortized cost of $226.0 million, filed for bankruptcy protection during December 2008. In addition, not included in the defaulted amount as of December 31, 2008, is our investment in a separate loan where the issuer filed for bankruptcy protection during January 2009. The amortized cost of our investment in the loan issued by this company totaled $121.5 million as of December 31, 2008. These three investments are included in the eleven investments for which the allocated component of our allowance for losses are related to as of December 31, 2008. As of December 31, 2007, we had no corporate loan investments that were in default.

        The following table summarizes the changes in Company's allowance for loan losses for the years ended December 31, 2008 and 2007 (amounts in thousands):

	2008	2007
Balance at beginning of year	$25,000	$—
Provision for loan losses	481,488	25,000
Charge-offs	(25,713)	—

Balance at end of year	$480,775	$25,000

        As described under Critical Accounting Policies, our allowance for loan losses represents our estimate of probable credit losses inherent in our loan portfolio as of the balance sheet date. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses consists of individual loans that are impaired. The unallocated component of our allowance for loan losses represents our estimate of losses inherent, but not identified, in our portfolio as of the balance sheet date.

        As of December 31, 2008 and 2007, the allocated component of our allowance for loan losses totaled $320.6 million and nil, respectively. The allocated component relates to our investments in loans issued by eleven issuers with an aggregate par amount of $828.2 million and an aggregate amortized cost amount of $715.4 million. The amount recorded to the allocated component of our allowance for loan losses reflects significant deterioration in the credit performance of these eleven issuers as demonstrated by default, bankruptcy, or a material deterioration of the issuer such that default or restructuring is considered likely to occur. The unallocated component of our allowance for loan losses totaled $160.2 million and $25.0 million as of December 31, 2008 and 2007, respectively. The $135.2 million increase in the unallocated component of the allowance for loan losses from 2007 to 2008 reflects our increased estimate of losses inherent in our portfolio given the ongoing global economic downturn during 2008.

        We recorded a charge-off during the year totaling $25.7 million relating to one investment in a corporate loan.

        We recorded a $137.3 million charge to earnings during the year ended December 31, 2008 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had an estimated fair value of $324.6 million as of December 31, 2008. We had no corporate loans held for sale as of December 31, 2007.

        The following table summarizes the par value of our corporate loan portfolio stratified by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("Standard & Poor's") ratings category as of December 31, 2008 and December 31, 2007:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of December 31, 2008	As of December 31, 2007
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	10,353
Ba1/BB+ through Ba3/BB-	2,885,285	4,595,862
B1/B+ through B3/B-	4,580,280	3,391,638
Caa1/CCC+ and lower	957,104	405,584
Non-rated	33,449	362,731

Total	$8,456,118	$8,766,168

  Corporate Debt Securities

        Our corporate debt securities portfolio totaled $553.4 million as of December 31, 2008 and $1.3 billion as of December 31, 2007. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated notes.

        The following table summarizes our corporate debt securities portfolio stratified by type as of December 31, 2008 and 2007:

	December 31, 2008			December 31, 2007
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$57,641	$75,127	$57,641	$310,892	$318,182	$310,892
Senior unsecured	400,357	503,897	400,357	768,849	854,854	768,849
Subordinated	95,443	163,450	95,443	232,023	264,991	232,023

Total	$553,441	$742,474	$553,441	$1,311,764	$1,438,027	$1,311,764

        As of December 31, 2008, $0.5 billion, or 89.4%, of our corporate debt securities portfolio was fixed rate and $0.1 billion, or 10.6%, was floating rate. As of December 31, 2007, $1.1 billion, or 84.7%, of our corporate debt securities portfolio was fixed rate and $0.2 billion, or 15.3%, was floating rate.

        As of December 31, 2008, our fixed rate corporate debt securities had a weighted-average coupon of 10.3% and a weighted-average years to maturity of 6.8 years, as compared to 10.4% and 7.5 years, respectively, as of December 31, 2007. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted-average coupon on our floating rate corporate debt securities was 7.0% and 8.4% as of December 31, 2008 and December 31, 2007, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate debt securities was 3.6% and 3.3% as of December 31, 2008 and December 31, 2007, respectively. The weighted-average years to maturity of our floating rate corporate debt securities was 4.5 years and 5.4 years as of December 31, 2008 and December 31, 2007, respectively.

        During the year ended December 31, 2008, we recorded impairment losses totaling $474.5 million for corporate debt securities issued by twelve issuers that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value is no longer likely or because we decided to sell the respective security in response to specific credit concerns of the issuer.

        The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody's and Standard & Poor's ratings category as of December 31, 2008 and 2007:

Corporate Debt Securities
(Amounts in thousands)

Ratings Category	As of December 31, 2008	As of December 31, 2007
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	37,500	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	32,000	236,553
B1/B+ through B3/B-	408,856	431,478
Caa1/CCC+ and lower	734,303	772,315
Non-Rated	6,816	30,000

Total	$1,219,475	$1,470,346

  Residential Mortgage Investment Summary

        Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $270.7 million as of December 31, 2008. The $270.7 million of RMBS is comprised of $249.9 million of RMBS that are rated investment grade or higher and $20.8 million of RMBS that are rated below investment grade. Of the $270.7 million of RMBS investments we hold, $167.9 million are in six residential mortgage-backed securitization trusts that are not structured as qualifying special-purpose entities as defined by SFAS No. 140. Accordingly, as we own the first loss securities in these trusts, we are deemed to be the primary beneficiary of these entities and as such, consolidate these trusts in accordance with GAAP. This results in us reflecting the financial position and results of these trusts in our consolidated financial statements. Consolidation of these six entities does not impact our net assets or net income; however, it does result in us showing the consolidated assets, liabilities, revenues and expenses on our consolidated financial statements. On our consolidated balance sheet as of December 31, 2008, the $270.7 million of RMBS is computed as our investments in RMBS of $102.8 million, plus $167.9 million, which represents the difference between residential mortgage loans of $2.6 billion less residential mortgage-backed securities issued of $2.5 billion plus $10.8 million of real estate owned that is included in other assets on our consolidated balance sheet. The $270.7 million of RMBS as of December 31, 2008 represents a decrease of 19.8% from $337.6 million as of December 31, 2007.

        As our consolidated financial statements included in this Annual Report on Form 10-K are presented to reflect the consolidation of the aforementioned residential mortgage securitization trusts, the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects our residential mortgage portfolio presented on a consolidated basis consistent with the disclosures in our consolidated financial statements.

        The tables below summarize the carrying value, amortized cost, and estimated fair value of our residential mortgage investments as of December 31, 2008 and December 31, 2007, classified by interest rate type. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for residential mortgage-backed securities and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes, nationally recognized pricing services and/or management's judgment when relevant observable inputs do not exist.

        The table below summarizes our residential mortgage investment portfolio as of December 31, 2008 classified by interest rate type:

Residential Mortgage Investment Portfolio
(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential Adjustable Rate Mortgage ("ARM") Loans(1)	$378,804	$578,462	$378,804	14.0%
Residential ARM Securities	28,151	47,578	28,151	1.0

Total Floating Rate	406,955	626,040	406,955	15.0
Hybrid Rate:
Residential Hybrid ARM Loans(1)	2,241,217	2,792,552	2,241,217	82.3
Residential Hybrid ARM Securities	74,663	78,271	74,663	2.7

Total Hybrid Rate	2,315,880	2,870,823	2,315,880	85.0

Total	$2,722,835	$3,496,863	$2,722,835	100.0%

(1)
Excludes real estate owned ("REO") as a result of foreclosure on delinquent loans of $10.8 million.

        The table below summarizes our residential mortgage investment portfolio as of December 31, 2007 classified by interest rate type:

Residential Mortgage Investment Portfolio
(Dollar amounts in thousands)

	Carrying Value	Amortized Cost	Estimated Fair Value	Portfolio Mix % by Fair Value
Floating Rate:
Residential ARM Loans(1)	$628,745	$667,000	$628,745	15.5%
Residential ARM Securities	51,964	55,930	51,964	1.3

Total Floating Rate	680,709	722,930	680,709	16.8
Hybrid Rate:
Residential Hybrid ARM Loans(1)	3,292,578	3,374,696	3,292,578	81.2
Residential Hybrid ARM Securities	79,724	85,391	79,724	2.0

Total Hybrid Rate	3,372,302	3,460,087	3,372,302	83.2

Total	$4,053,011	$4,183,017	$4,053,011	100.0%

(1)
Excludes REO as a result of foreclosure on delinquent loans of $7.2 million.

Portfolio Purchases

        We purchased $2.3 billion and $7.2 billion par amount of investments during the years ended December 31, 2008 and 2007, respectively.

        The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount of the securities and loans that were purchased:

Investment Portfolio Purchases
(Dollar amounts in thousands)

	Year ended December 31, 2008		Year ended December 31, 2007
	Par Amount	%	Par Amount	%
Securities:
Corporate Debt Securities	$176,747	7.8%	$1,142,050	15.9%
Marketable Equity Securities	6,496	0.3	59,236	0.8
Non-Marketable Equity Securities	—		13,190	0.2

Total Securities Principal Balance	183,243	8.1	1,214,476	16.9

Loans:
Corporate Loans	2,074,919	91.9	5,992,481	83.1

Grand Total Principal Balance	$2,258,162	100.0%	$7,206,957	100.0%

        The schedule above excludes purchases of securities sold, not yet purchased, with a par amount of $232.1 million and $256.9 million as of December 31, 2008 and 2007, respectively.

Discontinued Operations

        Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of December 31, 2008	As of December 31, 2007
Assets of discontinued operations	$—	$3,049,758

Liabilities of discontinued operations	$—	$3,644,083

        Income (loss) from discontinued operations is as follows (amounts in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Income (loss) from discontinued operations	$2,668	$(317,655)	$9,706

Shareholders' Equity

        Our shareholders' equity at December 31, 2008, 2007 and 2006 totaled $0.7 billion, $1.6 billion and $1.7 billion, respectively. Included in our shareholders' equity as of December 31, 2008, 2007 and 2006 is accumulated other comprehensive (loss) income totaling $(268.8) million, $(157.2) million and $70.5 million, respectively.

        Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2008 was $1.7 billion and (65.0)%, respectively, and for the year ended December 31, 2007, were $1.7 billion and (6.0)%, respectively. Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2006 was $1.7 billion and 7.9%, respectively. Return on average shareholders' equity is defined as net income (loss) divided by weighted average shareholders' equity.

        Our book value per share as of December 31, 2008 and December 31, 2007 was $4.40 and $14.27, respectively, and is computed based on 150,881,500 and 115,248,990 shares issued and outstanding as December 31, 2008 and December 31, 2007, respectively.

        On May 1, 2008, our board of directors authorized a cash distribution of $0.40 per share for the quarter ended March 31, 2008 to shareholders of record on May 15, 2008. The aggregate amount of the distribution of $60.3 million was paid on May 30, 2008.

        On August 7, 2008, our board of directors declared a cash distribution of $0.40 per share for the quarter ended June 30, 2008 to shareholders of record on August 15, 2008. The aggregate amount of the distribution of $60.4 million was paid on August 29, 2008.

Liquidity and Capital Resources

        We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of December 31, 2008, we had unrestricted cash and cash equivalents totaling $41.4 million.

        Current market economic conditions have had a material adverse impact on our cash flows and liquidity. Asset price declines, due in significant part to material credit spread widening, have negatively impacted our liquidity. Declines in asset prices coupled with ratings downgrades of many of our investments have led to many of our cash flow CLOs to fail certain of their respective OC Tests. Due to the failure of these OC Tests, the cash flows we normally receive from our CLOs have been materially reduced as of December 31, 2008. While the amount of cash proceeds we expect to receive from cash flow CLOs can fluctuate materially based on interest rates and asset performance, we expect that our 2009 cash flows will be reduced by $150.0 million to $175.0 million as a result of our CLOs being out of compliance with their OC Tests. As the majority of our investments are held in these CLO structures, we expect that all of our cash flow CLOs will continue to cease being cash flow positive during at least intermittent periods in 2009.

        During 2008, we invested an incremental $180.0 million in the junior notes of Wayzata in response to declines in asset prices and the net asset value of Wayzata. Additionally, we significantly deleveraged Wayzata during the fourth quarter of 2008 through asset sales totaling approximately $628.9 million of par that resulted in net realized losses totaling $137.5 million. On January 12, 2009, Wayzata was amended to eliminate the market value-based covenants and, consequently, we are no longer required to post additional cash margin as a result of declining market values of the underlying collateral. Nevertheless, under the amended facility, cash flow generated by the collateral will not be distributed to junior noteholders, including us, until all senior obligations of Wayzata are paid in full or otherwise satisfied. We cannot predict at this time how long the cessation of cash flows will last. Several additional changes were made to Wayzata as part of the amendment process, including, to (i) increase the coupon on the senior secured notes to three-month LIBOR plus 3.75%, which under certain circumstances may be increased to a maximum of three-month LIBOR plus 5.00%, (ii) reduce the aggregate outstanding par amount of senior secured notes to approximately $675.0 million using free cash in the structure and proceeds from the sale of certain assets designated for liquidation by the senior noteholder, (iii) significantly limit the Wayzata portfolio manager's right to reinvest principal proceeds from the collateral in new assets and (iv) give the noteholders, including us, the collective right to restructure Wayzata into a cash flow CLO transaction. If Wayzata is restructured into a cash flow CLO transaction, we would hold junior notes issued by the new CLO issuer having an outstanding par amount equal to the amount we currently hold, which would be secured primarily by the same collateral underlying Wayzata. In addition, it is currently contemplated that under the new CLO transaction, if it closes, the portfolio manager may be required to undertake certain asset sales to meet leverage requirements and would have a less restrictive right to reinvest the principal proceeds generated from the collateral into new assets; however, like Wayzata, any cash flow generated by the collateral would not be distributed to junior noteholders until all senior obligations of the CLO issuer were paid in full or otherwise satisfied.

        As of December 31, 2008, we had approximately $855.8 million of total recourse debt outstanding. Of this amount, up to $150.0 million of the $275.6 million currently outstanding on our senior secured revolving credit facility matures in November 2009 with the remainder maturity in November 2010. Under the Standby Agreement, through which we have a $100.0 million unsecured revolving credit facility from our Manager, all principal outstanding is due in December 2010. We currently have no borrowings outstanding under this facility. In addition to these amounts, we have $291.5 million principal amount of convertible notes due to mature in July 2012. We also have approximately $50.0 million in derivative liabilities related to total rate of return swaps through which we have financed certain loan investments. The majority of this amount matures during the fourth quarter of 2009. Based on our current liquidity and access to liquidity through the Standby Agreement, we believe that we are able to meet our obligations for at least the next 12 months.

        As discussed above, the Credit Agreement contains negative covenants that restrict our ability, among other things, to pay dividends to our shareholders or make certain other restricted payments, including a prohibition on distributions to our shareholders in an amount in excess of what would be required to pay all federal, state and local income taxes arising from the taxable income and gain that our shareholders incur in connection with the ownership of our common shares. We have not declared any cash distributions to shareholders for the third or fourth quarters of 2008 and we do not currently expect that any cash distributions will be made during 2009.

Sources of Funds

  Common Share Offerings

        On April 8, 2008, we completed a public offering of 34.5 million common shares at a price of $11.85 per common share. Net proceeds from the transaction before expenses totaled $384.3 million.

        On August 21, 2007, we consummated a common share offering of 16.0 million common shares to seven unaffiliated institutional investors in separately negotiated public transactions registered under the 1933 Act at a price of $14.40 per share, which was the closing price of our common shares on the NYSE on August 17, 2007. Proceeds from the transaction totaled $230.4 million.

        On the same date, we announced a rights offering of our common shares of up to $270.0 million in which we distributed non-transferable rights to subscribe for 18.75 million common shares. Each holder of common shares received 0.19430 rights for each common share held at the close of business on August 30, 2007, the record date for the rights offering. The subscription price for the common shares offered in the rights offering was $14.40 per common share, which was the closing price of our common shares on August 17, 2007. In connection with this rights offering, certain principals of KKR agreed to provide a backstop commitment to purchase up to approximately $100.0 million of common shares at the price of $14.40 to the extent the rights offering was not fully subscribed. The rights offering expired on September 19, 2007 and generated gross proceeds totaling $213.4 million, which we will use for general corporate purposes. On October 2, 2007, certain principals of KKR purchased 3.9 million common shares pursuant to the backstop commitment for proceeds generating $56.6 million.

  Cash Flow CLO Transactions

        On May 22, 2007, we closed CLO 2007-1, a $3.5 billion secured financing transaction. We issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to an affiliate of our Manager. The investments that are owned by CLO 2007-1 collateralize the CLO 2007-1 debt, and as a result, those investments are not available to us, our creditors or shareholders.

        On October 31, 2007, we closed CLO 2007-A, a $1.5 billion secured financing transaction. We issued $1.2 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.87% and issued $79.0 million of mezzanine notes and $15.1 million of subordinated notes to an affiliate of our Manager. The investments that are owned by CLO 2007-A collateralize the CLO 2007-A debt, and as a result, those investments are not available to us, our creditors or shareholders.

        As of December 31, 2008, we had five cash flow CLO transactions outstanding, CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A. In aggregate, these CLO transactions issued an aggregate of $8.0 billion of secured notes. An affiliate of our Manager owns a 37% interest in junior notes of both CLO 2007-1 and CLO 2007-A. The par amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $530.3 million, which is reflected as collateralized loan obligation junior secured notes to affiliates on our consolidated balance sheet. In accordance with GAAP, we consolidate each of these CLO transactions. We utilize cash flow CLOs to fund our investments in corporate loans and corporate debt securities. The indentures governing our CLO transactions include numerous compliance tests, the majority of which relate to the CLO's portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO's manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include OC Tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO transaction.

        If an asset is in default, the indenture for each CLO transaction defines the value used to determine the collateral value, which value is generally the lower of market value of the asset or the recovery value proscribed for the asset based on its type and rating by Standard & Poor's or Moody's.

        A discount obligation is an asset with a purchase price of less than a particular percentage of par. The discount obligation amounts are specified in each CLO transaction and are generally set at a purchase price of less than 80% of par for corporate loans and 75% of par for corporate debt securities.

        The indenture for each CLO transaction specifies a CCC-threshold for the percentage of total assets in the CLO that can be rated CCC. All assets in excess of the CCC threshold specified for the respective CLO are included in the OC Tests at market value and not par.

        Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. Recent declines in asset prices, particularly in the corporate loan and high yield securities asset classes, have been of a historic magnitude and have therefore increased the risk of failing the OC Tests on all CLO transactions. Accordingly, we expect that one or more of our CLO transactions will be out of compliance with the OC Tests for periods of time. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. As of the date we filed this Annual Report on Form 10-K, we believe that we are or will be failing one or more of the OC Tests for each of our cash flow CLO transactions.

        The following table summarizes various of the material tests and metrics for each of our cash flow CLO transactions. This information is based on the December 2008 monthly reports which are prepared by the independent third-party trustee for each CLO transaction:

  •
  Investments: The par value of the investments in each CLO plus principal cash in the CLO.

  •
  Senior interest coverage ("IC") ratio minimum: Minimum required ratio of interest income earned on investments to interest expense on the senior debt issued by the CLO per the respective CLO's indenture.

  •
  Actual senior IC ratio: The ratio is interest income earned on the investments divided by interest expense on the senior debt issued by the CLO.

  •
  CCC amount: The par amount of assets rated CCC or below (excluding defaults, if any).

  •
  CCC threshold percentage: Maximum amount of assets in portfolio that are rated CCC without being subject to being valued at fair value for purposes of the OC Tests.

  •
  Senior OC Test minimum: Minimum senior over-collateralization requirement per the respective CLO's indenture.

  •
  Actual senior OC Test: Actual senior over-collateralization amount as of December 2008 report date.

  •
  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

  •
  Subordinate OC Test minimum: Minimum subordinate over-collateralization requirement per the respective CLO's indenture.

  •
  Actual subordinate OC Test: Actual subordinate over-collateralization amount as of December 2008 report date.

  •
  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,046,644	$1,022,347	$1,046,127	$3,632,332	$1,532,868
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	213.8%	328.0%	305.0%	364.9%	155.9%
CCC amount	$73,222	$126,971	$210,840	$733,317	$232,178
CCC percentage of portfolio	7.0%	12.0%	20.0%	20.0%	15.0%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	126.0%	128.9%	142.3%	149.2%	122.1%
Cushion / (Excess)	$50,941	$44,368	$(5,134)	$(199,949)	$27,451
Subordinate OC Test requirement	106.2%	106.9%	114.0%	120.1%	109.9%
Actual OC Test	106.3%	106.5%	108.1%	107.4%	106.3%
Cushion / (Excess)	$1,099	$(3,458)	$(49,971)	$(355,869)	$(48,257)

        As reflected in the table above, each of the Company's cash flow CLO transactions are in compliance with their respective IC ratio tests based on the December 2008 monthly reports for the respective CLOs. Based on the December 2008 monthly reports, CLO 2005-1 and CLO 2005-2 are in compliance with their respective senior OC Tests and only CLO 2005-1 is in compliance with the subordinate OC Test.

  Wayzata

        Wayzata is a $2.0 billion market value CLO transaction. Through the transaction, as of December 31, 2008, $1.6 billion of senior notes were issued to an unaffiliated third party and $500.0 million and $125.0 million of junior notes are held by us and an affiliate of our Manager, respectively. As we own the majority of the junior notes, we consolidate Wayzata on our consolidated financial statements. Similar to our cash flow CLOs, we utilize Wayzata to fund our investments in corporate loans and corporate debt securities. Wayzata's market value structure provided for an approximate 5% decline in Wayzata's net asset value to occur prior to any requirement to add additional junior notes to the facility. In the event that the market value of the assets financed in the facility declined by greater than the aforementioned 5% trigger amount, the facility would go into default unless junior notes were issued in an amount equal to or greater than the aggregate amount of the decline in the net asset value of the assets financed in the facility. If the facility were to go into default without remedy, then the holders of the senior notes would have the ability to foreclose on the collateral of the facility.

        During 2008, we invested an incremental $180.0 million in the junior notes of Wayzata in response to declines in asset prices and the net asset value of Wayzata. Additionally, we significantly deleveraged Wayzata during the fourth quarter of 2008 through asset sales totaling approximately $628.9 million of par that resulted in net realized losses totaling $137.5 million. On January 12, 2009, Wayzata was amended to eliminate the market value-based covenants described above and, consequently, we are no longer required to post additional cash margin as a result of declining market values of the underlying collateral. Nevertheless, under the amended facility, cash flow generated by the collateral will not be distributed to junior noteholders, including us, until all senior obligations of Wayzata are paid in full or otherwise satisfied. We cannot predict at this time how long the cessation of cash flows will last. Several additional changes were made to Wayzata as part of the amendment process, including, to (i) increase the coupon on the senior secured notes to three-month LIBOR plus 3.75%, which under certain circumstances may be increased to a maximum of three-month LIBOR plus 5.00%, (ii) reduce the aggregate outstanding par amount of senior secured notes to approximately $675.0 million using free cash in the structure and proceeds from the sale of certain assets designated for liquidation by the senior noteholder, (iii) significantly limit the Wayzata portfolio manager's right to reinvest principal proceeds from the collateral in new assets and (iv) give the noteholders, including us, the collective right to restructure Wayzata into a cash flow CLO transaction. If Wayzata is restructured into a cash flow CLO transaction, we would hold junior notes issued by the new CLO issuer having an outstanding par amount equal to the amount we currently hold, which would be secured primarily by the same collateral underlying Wayzata. In addition, it is currently contemplated that under the new CLO transaction, if it closes, the portfolio manager may be required to undertake certain asset sales to meet leverage requirements and would have a less restrictive right to reinvest the principal proceeds generated from the collateral into new assets; however, like Wayzata, any cash flow generated by the collateral would not be distributed to junior noteholders until all senior obligations of the CLO issuer were paid in full or otherwise satisfied.

  Senior Secured Asset-Based Revolving Credit Facility

        On November 10, 2008, we and certain of our subsidiaries (collectively, the "Borrowers") entered into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A. and Citicorp North America, Inc., as lenders. The Credit Agreement provides for a two-year $300.0 million senior secured asset-based revolving credit facility (the "Facility"). The Facility is subject, among other things, to the terms of a borrowing base derived from the value of eligible specified financial assets. The borrowing base is subject to certain reserves and caps customary for financings of this type. Prior to the one-year anniversary of the closing of the credit agreement (the "Adjustment Date"), the Borrowers (i) may borrow, prepay and reborrow amounts in excess of the borrowing base availability and (ii) must prepay loans with net cash proceeds from certain types of asset sales to the extent aggregate amounts outstanding under the Facility exceed the borrowing base then in effect. On and after the Adjustment Date, if at any time the aggregate amounts outstanding under the Facility exceed the borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made.

        The Borrowers have the right to prepay loans under the Facility in whole or in part at any time. All amounts borrowed under the Credit Agreement must be repaid on or before November 10, 2010. Initial borrowings under the Credit Agreement are subject to, among other things, the substantially concurrent repayment by the Borrowers of all amounts due and owing under the existing credit facility and such facility's effective termination.

        Loans under the Credit Agreement bear interest, at the Borrowers' option, at a rate equal to LIBOR plus 3.00% per annum or an alternate base rate. Ongoing extensions of credit under the Credit Agreement are subject to customary conditions, including, after the Adjustment Date, sufficient availability under the borrowing base. The Credit Agreement also contains covenants that require the Borrowers to satisfy a net worth financial test and maintain a certain leverage ratio. In addition, the Credit Agreement contains customary negative covenants applicable to the Borrowers and their subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to such entities' assets, and (iii) pay dividends or make certain other restricted payments. The Credit Agreement also includes other covenants, representations, warranties, indemnities and events of default, that are customary for facilities of this type, including events of default relating to a change of control.

  Standby Revolving Credit Facility

        On November 10, 2008, the Borrowers entered into an agreement for a two-year $100.0 million standby unsecured revolving credit agreement (the "Standby Agreement") with our Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of our Manager. The borrowing facility matures in December 2010 and bears interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at our option) plus 15.00% per annum. Under the terms of the agreement, we can elect to capitalize a portion of accrued interest on any loan under the agreement by adding up to 80% of the interest due and payable at a particular time in respect of such loan to the outstanding principal amount of the loan. The Borrowers have the right to prepay loans under the Standby Agreement in whole or in part at any time. The Standby Agreement includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type.

  Repurchase Agreements

        As of December 31, 2008, we had nil outstanding on repurchase facilities. As of December 31, 2007, we had $2.8 billion outstanding on repurchase facilities with seven counterparties with a weighted average effective rate of 5.41% and a weighted average remaining term to maturity of 132 days. Because we borrow under repurchase agreements based on the estimated fair value of our pledged investments, and because changes in interest rates can negatively impact the valuation of our pledged investments, our ongoing ability to borrow under our repurchase facilities may be limited and our lenders may initiate margin calls in the event interest rates change or the value of our pledged securities decline as a result of adverse changes in interest rates or credit spreads.

  Junior Subordinated Notes

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

        During the year ended December 31, 2008, we retired $40.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $20.3 million, partially offset by a $1.3 million write-off of unamortized debt issuance costs and $0.8 million of other associated costs.

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

        In November 2008, we retired $8.5 million of the convertible notes, which resulted in a gain on extinguishment of $6.2 million, partially offset by a $0.1 million write-off of unamortized debt issuance costs.

        As of December 31, 2008 and as of the date of filing this Annual Report on Form 10-K, we believe we are in compliance with the covenants contained within our respective borrowing agreements.

  Common Share Issuance

        As discussed above in "Sources of Funds—Common Share Offerings," on April 8, 2008 we completed a public offering of 34.5 million common shares at a price of $11.85 per common share. Net proceeds from the transaction before expenses totaled $384.3 million.

        In addition, on August 21, 2007, we consummated a common share offering with proceeds from the transaction totaling $230.4 million. On the same date, we announced a rights offering of common shares to our common shareholders of up to $270.0 million. In connection with this rights offering, certain principals of KKR agreed to provide a backstop commitment to purchase a certain amount of common shares to the extent the rights offering was not fully subscribed. The rights offering expired on September 19, 2007 with proceeds totaling $270.0 million, including $56.6 million of proceeds received from the backstop commitment on October 2, 2007. The net proceeds received from the common share offering and common share rights offering will be used for general corporate purposes.

  Capital Utilization and Leverage

        As of December 31, 2008 and December 31, 2007, we had shareholders' equity totaling $0.7 billion and $1.6 billion, respectively, and our leverage was 13.6 times and 6.2 times equity, respectively.

  Off-Balance Sheet Commitments

        As of December 31, 2008, we had committed to purchase corporate loans with aggregate commitments totaling $17.2 million. This amount reflects unsettled trades as of December 31, 2008.

        We participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of December 31, 2008, we had unfunded financing commitments totaling $43.9 million.

  Contractual Obligations

        The table below summarizes our contractual obligations as of December 31, 2008. The table below excludes accrued interest expenses, contractual commitments related to our derivatives, and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Secured revolving credit facility	$275,633	$148,309	$127,324	$—	$—
CLO 2005-1 senior secured notes	832,025	—	—	—	832,025
CLO 2005-2 senior secured notes	808,701	—	—	—	808,701
CLO 2006-1 senior secured notes	715,394	—	—	—	715,394
CLO 2007-1 senior secured notes	2,318,191	—	—	—	2,318,191
CLO 2007-1 junior secured notes to affiliates	436,185	—	—	—	436,185
CLO 2007-A senior secured notes	1,213,300	—	—	—	1,213,300
CLO 2007-A junior secured notes to affiliates	94,128	—	—	—	94,128
Wayzata	1,600,000	—	—	1,600,000	—
Convertible senior notes	291,500	—	—	291,500	—
Junior subordinated notes	288,671	—	—	—	288,671
Subordinated notes to affiliates	125,000	—	—	125,000	—

Total	$8,998,728	$148,309	$127,324	$2,016,500	$6,706,595

Partnership Tax Matters

  Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers, including those treated as partnerships or disregarded as a separate entity from us for United States federal income tax purposes, and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, if we did not pay cash distributions with respect to a taxable year, holders of our shares would still have a tax liability attributable to their allocation of our taxable income during such year. We expect this to be the case as we do not expect to make any cash distributions to shareholders during 2009 and potentially thereafter.

  Qualifying Income Exception

        We intend to continue to operate so as to qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for United States federal income tax purposes. In general, if a partnership is "publicly traded" (as defined in the Code), it will be treated as a corporation for United States federal income purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for United States federal income tax purposes, so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the "conduct of a financial or insurance business" nor based, directly or indirectly, upon "income or profits" of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

        If we fail to satisfy the "qualifying income exception" described above, items of income, gain, loss, deduction and credit would not pass through to holders of our shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of our shares and any other securities we may issue.

  Schedule K-1 Tax Information

        As a result of our restructuring from a REIT to a publicly traded limited liability company ("LLC") on May 4, 2007, shareholders will no longer receive a Form 1099-DIV, Dividends and Distributions, for annual tax reporting purposes with respect to distributions paid after February 2007, but instead will receive a Schedule K-1 (Form 1065), Partner's Share of Income, Deductions, Credits, etc. We expect to mail the 2008 Schedule K-1s to shareholders by the end of March 2009.

Our 1940 Act Status

        We are organized as a holding company that conducts its operations primarily through majority-owned subsidiaries and we intend to continue to conduct our operations so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" (within the meaning of the 1940 Act) having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test"). Excluded from the term "investment securities" are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the 1940 Act (a "fund"). The 1940 Act defines a "majority-owned subsidiary" of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority-owned subsidiary of that person. We are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue collateralized loan obligations or "CLOs", as majority-owned for purposes of the 40% test.

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. In order for us to satisfy the 40% test, securities issued to us by those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of U.S. government securities and cash items. However, most of our subsidiaries rely on exceptions provided by provisions of, and rules and regulations promulgated under, the 1940 Act (other than Section 3(c)(1) or Section 3(c)(7) of the 1940 Act) to avoid being defined and regulated as an investment company. In order to conform to these exceptions, our subsidiaries may be limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under 1940 Act, while KKR Financial Holdings II, LLC, or "KFH II," our subsidiary that is taxed as a real estate investment trust or "REIT," for United States federal income tax purposes, generally relies on Section 3(c)(5)(C) of the 1940 Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. We do not treat our interests in majority-owned subsidiaries that rely on Section 3(c)(5)(C) of, or Rule 3a-7 under, the 1940 Act as investment securities when calculating our 40% test.

        We sometimes refer to our subsidiaries that rely on Rule 3a-7 under the 1940 Act as "CLO subsidiaries." Rule 3a-7 under the 1940 Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by mutual funds. Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary's relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the 1940 Act and the CLO subsidiary's relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

        We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the 1940 Act, as our "REIT subsidiary." Section 3(c)(5)(C) of the 1940 Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the Securities and Exchange Commission ("SEC") has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the 1940 Act if, among other things, at least 55% of the company's assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the U.S. government or by a federally chartered entity, that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets, because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance where our REIT subsidiary's investment in non-agency mortgage-backed securities is the "functional equivalent" of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets will be classified as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

        As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the 1940 Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the 1940 Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the 1940 Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our management agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company ("RIC") under applicable tax rules. Because our eligibility for RIC status would depend on our investments and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See "Partnership Tax Matters—Qualifying Income Exception."

        We have not requested approval or guidance from the SEC or its staff with respect to our 1940 Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of subsidiary with Section 3(c)(5)(C) of, or Rule 3a-7 under, the 1940 Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our investments in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the 1940 Act pursuant to Rule 3a-7 or Section 3(c)(5)(C), or with our determination that one or more of our other investments do not constitute investment securities for purposes of the 40% test, we and/or one or more of our subsidiaries would need to adjust our investment strategies or investments in order for us to continue to pass the 40% test or register as an investment company, which could have a material adverse effect on us. Moreover, we may be required to adjust our investment strategy and investments if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the 1940 Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen investment strategy, which could have a material adverse effect on us.

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

        Our ability to meet our long-term liquidity and capital resource requirements may be subject to our ability to obtain additional debt financing and equity capital. We may increase our capital resources through offerings of equity securities (possibly including common shares and one or more classes of preferred shares), securitization transactions structured as secured financings, and senior or subordinated notes. If we are unable to renew, replace or expand our sources of financing on acceptable terms, it may have an adverse effect on our business and results of operations and our ability to make distributions to shareholders. Upon liquidation, holders of our debt securities and lenders with respect to other borrowings will receive, and any holders of preferred shares that we may issue in the future may receive, a distribution of our available assets prior to holders of our common shares. The decisions by investors and lenders to enter into equity, and financing transactions with us will depend upon a number of factors, including our historical and projected financial performance, compliance with the terms of our current credit arrangements, industry and market trends, the availability of capital and our investors' and lenders' policies and rates applicable thereto, and the relative attractiveness of alternative investment or lending opportunities.

        We have established a formal liquidity contingency plan which provides guidelines for liquidity management. We determine our current liquidity position and forecast liquidity based on anticipated changes in the balance sheet. We also stress test our liquidity position under several different stress scenarios. A stress test aims at capturing the impact of extreme (but rare) market rate changes on the market value of equity and net interest income. This scenario is applied on a daily basis to our balance sheet and the resulting loss in cash is evaluated. Besides providing a measure of the potential loss under the extreme scenario, this technique enables us to identify the nature of the changes in market risk factors to which it is the most sensitive, allowing us to take appropriate action to address those risk factors. A decrease in the fair value of our investments held through total rate of return swaps would result in us posting additional collateral. Conversely, an increase in the fair value of these swaps would result in us receiving a portion of the previously posted collateral.

        The table below summarizes the potential impact on our liquidity position under different stress scenarios as applied to our investments held through total rate of return swap agreements (amounts in thousands):

	Impact on liquidity due to (decrease) increase in fair value of investments
	-10.0%	-7.5%	-5.0%	-2.5%	0.0%	2.5%	5.0%	7.5%	10.0%
Total rate of return swaps	$(8,250)	$(6,187)	$(4,125)	$(2,062)	$—	$2,062	$4,125	$6,187	$8,250

        As discussed above in "Liquidity and Capital Resources," current market conditions have had a material adverse impact on our cash flows from CLOs as a result of our CLOs being out of compliance with their OC Tests. However, based on our current liquidity and access to liquidity, we believe that we are able to meet our obligations for at least the next 12 months. As of December 31, 2008, we had unencumbered cash and cash equivalents totaling $41.4 million.

  Credit Spread Exposure

        Our investments are subject to spread risk. Our investments in floating rate loans and securities are valued based on a market credit spread over LIBOR and for which the value is affected by changes in the market credit spreads over LIBOR. Our investments in fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate United States Treasuries of like maturity. Increased credit spreads, or credit spread widening, will have an adverse impact on the value of our investments while decreased credit spreads, or credit spread tightening, will have a positive impact on the value of our investments.

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

        Collateral posting requirements are individually negotiated between counterparties and there is no regulatory requirement concerning the amount of collateral that a counterparty must post to secure its obligations under certain derivative instruments. Because they are unregulated, there is no requirement that parties to a contract be informed in advance when a credit default swap is sold. As a result, investors may have difficulty identifying the party responsible for payment of their claims. If a counterparty's credit becomes significantly impaired, multiple requests for collateral posting in a short period of time could increase the risk that we may not receive adequate collateral. Amounts paid by us as premiums and cash or other assets held in margin accounts with respect to derivative instruments are not available for investment purposes.

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

  Interest Rate Risk

        Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows and the prepayment rates experienced on our investments that have embedded borrower optionality. The objective of interest rate risk management is to achieve earnings, preserve capital and achieve liquidity by minimizing the negative impacts of changing interest rates, asset and liability mix, and prepayment activity.

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

        The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our amortizing interest rate swaps as of December 31, 2008, and for each of the following two years then ended, is $415.3 million. The contractual notional balance of our amortizing interest rate swaps as of December 31, 2011, 2012 and 2013 is $383.3 million.

        The following table summarizes the estimated net fair value of our derivative instruments held at December 31, 2008 and December 31, 2007 (amounts in thousands):

Derivative Fair Value

	As of December 31, 2008		As of December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(77,668)	$383,333	$(19,018)
Fair Value Hedges:
Interest rate swaps	32,000	(2,915)	32,000	(1,212)
Free-Standing Derivatives:
Interest rate swaps	106,074	274	690,799	(7,959)
Credit default swaps—long	53,500	(9,782)	66,000	(1,154)
Credit default swaps—short	222,650	69,972	268,000	12,613
Total rate of return swaps	207,524	(77,224)	442,204	(21,998)
Foreign exchange contracts	—	—	9,711	3
Common stock warrants	—	—	—	799

Total	$1,005,081	$(97,343)	$1,892,047	$(37,926)

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See discussion of quantitative and qualitative disclosures about market risk in "Quantitative and Qualitative Disclosures About Market Risk" section of Item 7 of this Annual Report on Form 10-K.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-58 in this Annual Report on Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

  Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on our internal control over financial reporting and their report follows.

  Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated herein by reference to information in the Proxy Statement under the caption "Directors, Executive Officers and Corporate Governance" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008.

Item 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to information in the Proxy Statement under the caption "Executive Compensation" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to information in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to information in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Directors, Executive Officers and Corporate Governance" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008.

Item 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to information in the Proxy Statement under the caption "Principal Accountants Fees and Services" to be filed with the SEC Pursuant to Regulation 14A within 120 days after December 31, 2008.

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

  3.    Exhibit Index:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of February 9, 2007 among the Registrant, KKR Financial Holdings LLC and KKR Financial Merger Corp. (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-140586) and any subsequent amendments thereto. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 9, 2007)

Exhibit Number		Description
3.1	*	Amended and Restated Operating Agreement of the Registrant, dated May 3, 2007
4.1
Form of Certificate for Common Shares (incorporated by reference to the Registrant's Registration Statement on Form S-4 (Registration No. 333-140586) and any subsequent amendments thereto. Such Registration Statement was originally filed with the Securities and Exchange Commission on February 9, 2007)
4.2	**	Registration Rights Agreement, dated as of August 12, 2004 between KKR Financial Corp. and Friedman, Billings, Ramsey & Co., Inc.
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
10.1	*	Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.
10.2
First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp. (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2007)
10.3	*	2007 Share Incentive Plan
10.4	*	Non-Employee Deferred Compensation and Share Incentive Plan
10.5	*	Form of Nonqualified Share Option Agreement
10.6	*	Form of Restricted Share Award Agreement
10.7	***	Form of Restricted Share Award Agreement
10.8	*	Form of Restricted Share Award Agreement for Non-Employee Directors
10.9	*	Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.
10.10	**	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial Corp. and JPMorgan Chase Bank, National Association
10.11	*	Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.
10.12	**	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC

Exhibit Number		Description
10.13	*	Second Amended and Restated Credit Agreement, dated as of May 4, 2007, under the Bank of America, N.A. $800,000,000 Senior Credit Facility among the Registrant, KKR Financial Corp., KKR TRS Holdings, Inc., KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd., the Lenders party thereto and Bank of America, N.A., as Administrative Agent and Swingline Lender
10.14	***
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
10.15	***
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
10.16	***
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
10.17	**	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC
10.18	**	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.
10.19	****
$300 million Credit Agreement dated November 10, 2008 among the Company, KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd., as Borrowers, Bank of America, N.A. as Administrative Agent and a Lender and Citicorp North America, Inc., as a Lender
10.20	****
$100 million Revolving Credit Agreement dated November 10, 2008 among the Company, KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd., as Borrowers, and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC and KKR Financial Advisors LLC, as Lenders
10.21	*****	Letter Agreement, dated February 27, 2008, between the Company and KKR Financial Advisors LLC
12.1	*****	Computation of Ratios of Earnings to Fixed Charges
21.1	*****	List of Subsidiaries of the Registrant
23.1	*****	Consent of Deloitte & Touche LLP

Exhibit Number		Description
31.1	*****	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	*****	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32	*****	Certification Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2007.
**
Incorporated by reference to KKR Financial Corp.'s Registration Statement on Form S-11 (Registration No. 333-124103) and any subsequent amendments thereto. Such registration statement was originally filed with the Securities and Exchange Commission on April 15, 2005.
***	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 28, 2008.
****	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2008.
*****	Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2008, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

KKR FINANCIAL HOLDINGS LLC (Registrant)
By:	/s/ WILLIAM C. SONNEBORN
	Name:	William C. Sonneborn
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. SONNEBORN William C. Sonneborn	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
/s/ JEFFREY B. VAN HORN Jeffrey B. Van Horn	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009
/s/ PAUL M. HAZEN Paul M. Hazen	Chairman and Director	March 2, 2009
/s/ WILLIAM F. ALDINGER William F. Aldinger	Director	March 2, 2009
/s/ TRACY COLLINS Tracy Collins	Director	March 2, 2009
/s/ VINCENT PAUL FINIGAN Vincent Paul Finigan	Director	March 2, 2009
/s/ R. GLENN HUBBARD R. Glenn Hubbard	Director	March 2, 2009

Signature	Title	Date

/s/ ROSS J. KARI Ross J. Kari	Director	March 2, 2009
/s/ ELY L. LICHT Ely L. Licht	Director	March 2, 2009
/s/ DEBORAH H. MCANENY Deborah H. McAneny	Director	March 2, 2009
/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director	March 2, 2009
/s/ SCOTT A. RYLES Scott A. Ryles	Director	March 2, 2009
/s/ WILLY STROTHOTTE Willy Strothotte	Director	March 2, 2009

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Filed with

Securities and Exchange Commission

December 31, 2008

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the internal control over financial reporting of KKR Financial Holdings LLC (the successor to KKR Financial Corp.) and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company's adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, effective January 1, 2007.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the accompanying consolidated balance sheets of KKR Financial Holdings LLC (the successor to KKR Financial Corp.) and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 27, 2009

KKR Financial Holdings LLC and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$41,430	$524,080
Restricted cash and cash equivalents	1,233,585	1,067,797
Securities available-for-sale, $553,441 and $1,346,247 pledged as collateral as of December 31, 2008 and December 31, 2007, respectively	555,965	1,359,541
Corporate loans, net of allowance for loan losses of $480,775 and $25,000 as of December 31, 2008 and December 31, 2007, respectively	7,246,797	8,634,208
Residential mortgage-backed securities, at estimated fair value, $102,814 and $117,833 pledged as collateral as of December 31, 2008 and December 31, 2007, respectively	102,814	131,688
Residential mortgage loans, at estimated fair value	2,620,021	3,921,323
Corporate loans held for sale	324,649	—
Derivative assets	73,869	18,737
Interest and principal receivable	116,788	162,465
Reverse repurchase agreements	88,252	69,840
Other assets	110,912	106,588
Assets of discontinued operations	—	3,049,758

Total assets	$12,515,082	$19,046,025

Liabilities
Repurchase agreements	$—	$2,808,066
Collateralized loan obligation senior secured notes	7,487,611	5,948,610
Collateralized loan obligation junior secured notes to affiliates	530,313	525,420
Secured revolving credit facility	275,633	167,024
Secured demand loan	—	24,151
Convertible senior notes	291,500	300,000
Junior subordinated notes	288,671	329,908
Subordinated notes to affiliates	125,000	152,574
Residential mortgage-backed securities issued, at estimated fair value	2,462,882	3,169,353
Accounts payable, accrued expenses and other liabilities	60,124	7,390
Accrued interest payable	61,119	114,035
Accrued interest payable to affiliates	3,987	44,121
Related party payable	2,876	9,694
Securities sold, not yet purchased	90,809	100,394
Derivative liabilities	171,212	56,663
Liabilities of discontinued operations	—	3,644,083

Total liabilities	11,851,737	17,401,486

Shareholders' Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at December 31, 2008 and December 31, 2007	—	—
Common shares, no par value, 250,000,000 shares authorized, and 150,881,500 and 115,248,990 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	—	—
Paid-in-capital	2,550,849	2,167,156
Accumulated other comprehensive loss	(268,782)	(157,245)
Accumulated deficit	(1,618,722)	(365,372)

Total shareholders' equity	663,345	1,644,539

Total liabilities and shareholders' equity	$12,515,082	$19,046,025

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share information)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Net investment (loss) income:
Loan interest income	$777,510	$703,042	$528,313
Securities interest income	145,865	127,801	88,118
Dividend income	2,629	3,825	3,656
Other interest income	22,584	37,705	7,846

Total investment income	948,588	872,373	627,933
Interest expense	(521,313)	(556,565)	(430,384)
Interest expense to affiliates	(43,301)	(60,939)	—
Provision for loan losses	(481,488)	(25,000)	—

Net investment (loss) income	(97,514)	229,869	197,549

Other (loss) income:
Net realized and unrealized (loss) gain on investments	(804,754)	89,538	10,639
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(141,319)	(991)	4,445
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(48,899)	(45,304)	—
Net realized and unrealized gain on securities sold, not yet purchased	50,297	8,662	—
Gain on extinguishment of debt	26,486	—	—
Other income	11,352	10,107	5,669

Total other (loss) income	(906,837)	62,012	20,753

Non-investment expenses:
Related party management compensation	36,670	52,535	65,298
General, administrative and directors expenses	19,038	18,294	12,892
Loan servicing	9,444	11,346	14,341
Professional services	8,098	4,706	4,903

Total non-investment expenses	73,250	86,881	97,434

(Loss) income from continuing operations before equity in income of unconsolidated affiliate and income tax expense	(1,077,601)	205,000	120,868
Equity in income of unconsolidated affiliate	—	12,706	5,722

(Loss) income from continuing operations before income tax expense	(1,077,601)	217,706	126,590
Income tax expense	107	256	964

(Loss) income from continuing operations	(1,077,708)	217,450	125,626
Income (loss) from discontinued operations	2,668	(317,655)	9,706

Net (loss) income	$(1,075,040)	$(100,205)	$135,332

Net (loss) income per common share:
Basic
(Loss) income per share from continuing operations	$(7.70)	$2.42	$1.58

Income (loss) per share from discontinued operations	0.02	$(3.53)	$0.12

Net (loss) income per share	$(7.68)	$(1.11)	$1.70

Diluted
(Loss) income per share from continuing operations	$(7.70)	$2.40	$1.56

Income (loss) per share from discontinued operations	0.02	$(3.51)	$0.12

Net (loss) income per share	$(7.68)	$(1.11)	$1.68

Weighted-average number of common shares outstanding:
Basic	140,027	89,953	79,626

Diluted	140,443	90,640	80,408

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2006	80,374	$1,640,800	$18,344	$(3,998)		$1,655,146

Net income	—	—	—	135,332	$135,332	135,332
Net change in unrealized gain on cash flow hedges	—	—	5,287	—	5,287	5,287
Net change in unrealized gain on securities available-for-sale	—	—	46,889	—	46,889	46,889

Comprehensive income	—	—	—	—	$187,508

Cash distributions on common shares	—	—	—	(149,558)		(149,558)
Exercise of common share options by Manager	58	1,150	—	—		1,150
Grant of restricted common shares to Directors	33	163	—	—		163
Amortization of restricted common shares	—	28,352	—	—		28,352
Amortization of common share options	—	670	—	—		670

Balance at December 31, 2006	80,465	1,671,135	70,520	(18,224)		1,723,431

Cumulative effect of adjustment from adoption of SFAS No. 159	—	—	21,575	(55,728)		(34,153)
Net loss	—	—	—	(100,205)	$(100,205)	(100,205)
Net change in unrealized loss on cash flow hedges	—	—	(69,864)	—	(69,864)	(69,864)
Net change in unrealized loss on securities available-for-sale	—	—	(179,476)	—	(179,476)	(179,476)

Comprehensive loss	—	—	—	—	$(349,545)

Cash distributions on common shares	—	—	—	(191,215)		(191,215)
Proceeds from issuance of common shares, net of offering costs	34,784	494,106	—	—		494,106
Amortization of restricted common shares	—	1,669	—	—		1,669
Amortization of common share options	—	246	—	—		246

Balance at December 31, 2007	115,249	2,167,156	(157,245)	(365,372)		1,644,539

Net loss	—	—	—	(1,075,040)	$(1,075,040)	(1,075,040)
Net change in unrealized loss on cash flow hedges	—	—	(57,329)	—	(57,329)	(57,329)
Net change in unrealized loss on securities available-for-sale	—	—	(54,208)	—	(54,208)	(54,208)

Comprehensive loss	—	—	—	—	$(1,186,577)

Cash distributions on common shares	—	—	—	(178,310)		(178,310)
Cancellation of restricted common shares	(3)	—	—	—	—	—
Grant of restricted common shares	1,135	—	—	—	—	—
Proceeds from issuance of common shares, net of offering costs	34,500	383,519	—	—		383,519
Amortization of restricted common shares	—	174	—	—		174

Balance at December 31, 2008	150,881	$2,550,849	$(268,782)	$(1,618,722)		$663,345

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Cash flows from operating activities:
Net (loss) income	$(1,075,040)	$(100,205)	$135,332
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized and unrealized loss (gain) on derivatives, foreign exchange, and securities sold, not yet purchased	91,022	(25,312)	(4,500)
Gain on extinguishment of debt	(26,486)	—	—
Write-off of debt issuance costs	1,154	2,247	—
Lower of cost or estimated fair value adjustment on corporate loans held for sale	137,269	—	—
Provision for loan losses	481,488	25,000	—
Impairment on securities available-for-sale	474,520	5,946	—
Share-based compensation	174	1,915	29,185
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and liabilities at estimated fair value	25,190	139,031	—
Net realized loss (gain) on sales of investments	198,726	(60,567)	(10,585)
Depreciation and net amortization	(39,000)	(3,665)	4,952
Deferred income tax expense (benefit)	—	1	(1)
Equity in income of unconsolidated affiliate	—	(12,706)	(5,722)
Changes in assets and liabilities:
Interest and principal receivable	38,020	(39,264)	(27,791)
Other assets	(15,450)	(3,106)	(1,468)
Related party payable	(6,819)	2,797	3,228
Accounts payable, accrued expenses and other liabilities	4,354	96,537	(2,799)
Accrued interest payable	(53,438)	36,601	15,576
Accrued interest payable to affiliates	(9,881)	44,121	—

Net cash provided by operating activities	225,803	109,371	135,407

Cash flows from investing activities:
Principal payments from investments	1,502,999	3,533,757	4,612,989
Proceeds from sale of investments	2,117,415	3,756,419	1,352,953
Purchases of investments	(2,231,215)	(6,571,826)	(8,168,669)
Net proceeds, purchases, and settlements of derivatives	(117,778)	32,119	5,118
Net change in reverse repurchase agreements	(18,412)	(69,840)	—
Restricted cash and cash equivalents acquired due to consolidation of KKR Financial CLO 2007-1, Ltd.	—	57,104	—
Net additions to restricted cash and cash equivalents	(165,435)	(930,085)	(57,842)
Additions of leasehold improvements and equipment	—	(244)	(6,726)
Investment in unconsolidated affiliate	—	(60,327)	(90,415)

Net cash provided by (used in) investing activities	1,087,574	(252,923)	(2,352,592)

Cash flows from financing activities:
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	(2,723,608)	(3,462,493)	(5,322,312)
Net change in asset-backed secured liquidity notes	(136,596)	(3,893,768)	6,711,638
Proceeds from issuance of residential mortgage-backed securities issued	—	3,414,926	—
Repayment of residential mortgage-backed securities issued	(639,317)	(245,573)	—
Issuance of collateralized loan obligation senior secured notes	1,537,585	3,696,110	752,500
Issuance of collateralized loan obligation junior secured notes to affiliates	—	356,231	—
(Repayment) issuance of convertible senior notes	(2,225)	300,000	—
(Repayment) issuance of junior subordinated notes	(20,956)	70,000	250,000
Net change in subordinated notes to affiliates	(2,880)	152,574	—
Net proceeds from common share offerings and common share option exercises	383,519	494,106	1,150
Distributions on common shares	(178,310)	(191,215)	(149,558)
Other capitalized costs	(13,239)	(28,391)	(37,218)

Net cash (used in) provided by financing activities	(1,796,027)	662,507	2,206,200

Net (decrease) increase in cash and cash equivalents	(482,650)	518,955	(10,985)
Cash and cash equivalents at beginning of year	524,080	5,125	16,110

Cash and cash equivalents at end of year	$41,430	$524,080	$5,125

Supplemental cash flow information:
Cash paid for interest	$663,507	$831,521	$1,759,435
Net cash (received) paid for income taxes	$(651)	$1,629	$3,518
Non-cash investing and financing activities:
Net receivable for securities sold	$(2,610)	$—	$(1,358)
Issuance of restricted common shares	$16,339	$845	$163
Distributions of securities to the asset-backed secured liquidity noteholders	$3,623,049	$1,202,842	$—
Affiliate contributions for collateralized loan obligation junior secured notes	$—	$169,209	$—

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization

        KKR Financial Holdings LLC together with its subsidiaries (the "Company" or "KKR Financial") is a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. The Company invests in financial assets primarily consisting of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable and non-marketable equity securities, and credit default and total rate of return swaps. The corporate loans the Company invests in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of the Company's corporate debt investments are held in collateralized loan obligation ("CLO") transactions that the Company uses as long term financing for these investments. The Company's CLO transactions are structured as on-balance sheet securitizations of corporate loans and high yield debt securities. The senior secured notes issued by the CLO transactions are generally owned by third party investors who are unaffiliated with the Company and the Company owns the majority of the mezzanine and subordinated notes in the CLO transactions.

        KKR Financial Holdings LLC is a Delaware limited liability company and was organized on January 17, 2007. KKR Financial Holdings LLC is the successor to KKR Financial Corp. (the "REIT Subsidiary"), a Maryland corporation. KKR Financial Corp. was originally incorporated in the State of Maryland in July 2004 and elected to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes. On May 4, 2007, KKR Financial completed a restructuring transaction (the "Restructuring Transaction"), pursuant to which the REIT Subsidiary became a subsidiary of KKR Financial and each outstanding share of the REIT Subsidiary's common stock was converted into one of KKR Financial's common shares, which are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". KKR Financial intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes. The Restructuring Transaction has been accounted for as a reorganization of entities under common control whereby the consolidated assets and liabilities of the Company were recorded at the historical cost of the REIT Subsidiary, as reflected on its consolidated financial statements. The Company is considered the REIT Subsidiary's successor for accounting purposes, and the REIT Subsidiary's consolidated financial statements for prior periods are the Company's historical consolidated financial statements presented herein. On June 30, 2008, the Company completed the sale of a controlling interest in the REIT Subsidiary to Rock Capital 2 LLC, which did not result in a gain or loss.

        On August 21, 2007, the Company consummated a common share offering of 16.0 million common shares to seven unaffiliated institutional investors in separately negotiated transactions registered under the Securities Act of 1933, as amended (the "1933 Act") at a price of $14.40 per common share, which was the closing price of the Company's common shares on the NYSE on August 17, 2007. Proceeds from the transaction totaled $230.4 million.

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

offering, certain principals of Kohlberg Kravis Roberts & Co. L.P. ("KKR") agreed to provide a backstop commitment to purchase up to approximately $100.0 million of common shares at the price of $14.40 to the extent the rights offering was not fully subscribed by the Company's common shareholders. The Company's common shareholders and certain principals of KKR exercised common share rights totaling 14.8 million and 3.9 million common shares, respectively. The Company received proceeds of $213.4 million and $56.6 million on September 19, 2007 and October 2, 2007, respectively. Total expenses incurred by the Company related to the common share rights offering totaled $6.3 million.

        On April 8, 2008, the Company completed a public offering of 34.5 million common shares at a price of $11.85 per common share. Net proceeds from the transaction before expenses totaled $384.3 million.

        The Company closely monitors its liquidity position and believes it has sufficient liquidity and access to liquidity to meet its financial obligations for at least the next 12 months. The Company believes that it is in compliance with the covenants contained in its borrowing agreements.

        KKR Financial Advisors LLC (the "Manager"), a wholly owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (previously known as KKR Financial LLC), manages the Company pursuant to a management agreement (the "Management Agreement"). In June 2008, Kohlberg Kravis Roberts & Co. (Fixed Income) LLC became a wholly-owned subsidiary of KKR.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. The REIT Subsidiary, which was sold on June 30, 2008, is presented as discontinued operations for financial statement purposes. Previously, the Company's residential mortgage investment operations were also classified as discontinued operations; however, the Company no longer deems a sale or transfer of its remaining residential mortgage portfolio to be probable. Accordingly, the Company's remaining residential mortgage investment operations are presented as continuing operations and the associated prior period amounts for existing residential mortgage assets and liabilities as of December 31, 2008 were reclassified as such for comparative purposes. See Note 19 for further discussion.

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

        KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A") and Wayzata Funding LLC ("Wayzata"), are entities established to complete secured financing transactions. These entities are VIEs and are not considered to be qualifying special-purpose entities ("QSPE") as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these consolidated financial statements. Additionally, the Company is the primary beneficiary of six residential mortgage loan securitization trusts that are not considered to be QSPEs under SFAS No. 140 and the Company has therefore included the accounts of these entities in these consolidated financial statements.

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

  Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, certain corporate loans held for sale and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

  Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities, certain corporate loans held for sale, certain non-marketable equity securities, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain derivatives.

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

        Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, the Company does not require that fair value always be a predetermined point in the bid-ask range. The Company's policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets the Company's best estimate of fair value.

        Depending on the relative liquidity in the markets for certain assets, the Company may transfer assets to level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available. Assets and liabilities that are valued using level 3 of the fair value hierarchy primarily consist

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

of certain corporate debt securities, certain non-marketable equity securities, residential mortgage-backed securities, residential mortgage loans, certain corporate loans held for sale, residential mortgage-backed securities issued and certain over-the-counter ("OTC") derivative contracts. The valuation techniques used for these are described below.

        Residential Mortgage-Backed Securities, Residential Mortgage Loans, and Residential Mortgage-Backed Securities Issued:    Residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued are initially valued at transaction price and are subsequently valued using industry recognized models (including Intex and Bloomberg) and data for similar instruments (e.g., nationally recognized pricing services or broker quotes). The most significant inputs to the valuation of these instruments are default and loss expectations and market credit spreads.

        Corporate Debt Securities:    Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuations models are based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows, market yields for such instruments and recovery assumptions. Inputs are generally determined based on relative value analyses, which incorporate similar instruments from similar issuers.

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

Residential Mortgage-Backed Securities

        Effective January 1, 2007, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of Statement 115 ("SFAS No. 159"), and elected the option of carrying its residential mortgage-backed securities at estimated fair value, with unrealized gains and losses reported in income.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Securities Available-for-Sale

        The Company classifies its investments in securities as available-for-sale as the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss). Estimated fair values are based on quoted market prices, when available, on estimates provided by independent pricing sources or dealers who make markets in such securities, or internal valuation models when external sources of fair value are not available. Upon the sale of a security, the realized net gain or loss is computed on a weighted-average cost basis. Purchases and sales of securities are recorded on the trade date.

        The Company monitors its available-for-sale securities portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, the intent and ability of the Company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.

        Unamortized premiums and unaccreted discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Non-marketable Equity Securities

        Non-marketable equity securities consist primarily of private equity investments. These investments are accounted for under either the cost method or at fair value if the fair value option of accounting has been elected under SFAS No. 159. The Company reviews its investments accounted for under the cost method on a quarterly basis for possible other-than-temporary impairment. The Company reduces the carrying value of the investment and recognizes a loss when the Company considers a decline in estimated fair value below the cost basis of the security to be other-than-temporary. Non-marketable equity securities are included in other assets on the consolidated balance sheets.

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

Corporate Loans

        The Company purchases participations and assignments in corporate loans in the primary and secondary market. Loans are held for investment and the Company initially records loans at their

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

purchase prices. The Company subsequently accounts for loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. In certain instances, where the credit fundamentals underlying a particular loan have materially changed in such a manner that the Company's expected return may decrease, the Company may elect to sell a loan held for investment. Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. Unamortized premiums and unaccreted discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.

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

Allowance for Loan Losses

        The Company's allowance for estimated loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. When determining the adequacy of the allowance for loan losses the Company considers historical and industry loss experience, economic conditions and trends, the estimated fair values of its loans, credit quality trends and other factors that it determines are relevant. Additions to the allowance for loan losses are charged to current period earnings through the provision for loan losses. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. Amounts determined to be uncollectible are charged directly to the allowance for loan losses.

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

Borrowings

        The Company finances the acquisition of its investments, including loans, residential mortgage-backed securities and securities available-for-sale, primarily through the use of secured borrowings in the form of securitization transactions structured as secured financings and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

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

Foreign Currency

        The Company makes investments in non-United States dollar denominated securities and loans. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the United States dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in a foreign currency are converted to the United States dollar using prevailing exchange rates on the balance sheet date. Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the United States dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in the consolidated statements of operations.

Manager Compensation

        The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company's financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain expenses incurred on the Company's behalf. See Note 15 for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Income Taxes

        The Company intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes. Therefore, the Company is not subject to United States federal income tax at the entity level, but is subject to limited state income taxes. Holders of the Company's shares will be required to take into account their allocable share of each item of the Company's income, gain, loss, deduction, and credit for the taxable year of the Company ending within or with their taxable year.

        During 2008, the Company owned equity interests in the REIT Subsidiary, KKR Financial Holdings II, LLC ("KFH II") and KKR QRS #1, Inc. ("QRS #1"), each of which elected to be taxed as a REIT under the Code. KFH II holds certain real estate mortgage-backed securities. QRS #1 held residual interests in certain real estate mortgage investment conduit ("REMIC") securitizations. As described above, the Company disposed of a controlling interest in the REIT Subsidiary on June 30, 2008. The Company liquidated QRS #1 prior to the end of 2008. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements. Even though the Company's REIT subsidiaries qualified for federal taxation as REITs, they may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        KKR TRS Holdings, Ltd. ("TRS Ltd."), KKR Financial Holdings, Ltd. ("KFH Ltd."), Wayzata and KFN PEI VII, LLC ("PEI VII") are not consolidated for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in PEI VII, a domestic taxable corporate subsidiary, because it is taxed as a regular corporation under the Internal Revenue Code of 1986, as amended, (the "Code"). Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A are foreign subsidiaries that elected to be treated as disregarded entities, and Wayzata is a domestic subsidiary treated as a partnership for United States federal income tax purposes during 2008. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd. and KFH Ltd. are foreign corporate subsidiaries that were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will generally be required to include their current taxable income in its calculation of its taxable income allocable to shareholders.

Earnings Per Share

        In accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128"), the Company presents both basic and diluted earnings (loss) per common share ("EPS") in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings (loss) per share ("Diluted EPS") reflects the potential dilution of common share options and unvested

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

restricted common shares using the treasury method, and the potential dilution of convertible senior notes using the if-converted method, if they are not anti-dilutive. See Note 3 for earnings (loss) per common share computations.

        A rights offering whose exercise price at issuance is less than the fair value of the stock is considered to have a bonus element, resulting in an adjustment of the prior period number of shares outstanding used to calculate basic and diluted earnings per share. As a result of the $270.0 million common share rights offering, prior period weighted-average number of shares and earnings per share outstanding have been adjusted to reflect the issuance at less than fair value.

Recent Accounting Pronouncements

        In February 2008, the FASB issued FASB Staff Position ("FSP") SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions ("FSP SFAS No. 140-3"). FSP SFAS No. 140-3 assumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement, or a linked transaction. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS No. 140-3 is effective for the Company for repurchase financings in which the initial transfer is entered into after December 31, 2008 and early adoption is not permitted. The Company does not expect the adoption of FSP SFAS No. 140-3 to have a material impact on its financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The additional disclosures required by SFAS No. 161 must be included in the Company's financial statements beginning with the first quarter of 2009.

        In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). This FSP requires that issuers of convertible debt instruments that may be settled wholly or partly in cash when converted should separately account for the liability and equity (conversion feature) components of the instruments. As a result, interest expense should be imputed and recognized based upon the entity's nonconvertible debt borrowing rate, which will result in lower net income. Prior to the adoption of FSP APB 14-1, APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, provided that no portion of the proceeds from the issuance of the instrument should be attributable to the conversion feature. The 7.00% convertible senior notes issued by the Company in July 2007 will be subject to FSP ABP 14-1. FSP APB 14-1 is effective for the Company retroactively on January 1, 2009 and early adoption is prohibited. The Company has determined that the adoption of FSP APB 14-1 will not have a material impact on its financial statements.

        In October 2008, FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active ("FSP SFAS No. 157-3"). FSP SFAS No. 157-3 is intended to enhance the comparability and consistency in fair value measurements of financial assets that trade in inactive markets and includes illustrative examples addressing how assumptions should be considered when measuring fair value when relevant observable inputs do not exist, as well as how market quotes

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

and available observable inputs in an inactive market should be considered when assessing and measuring fair value. FSP SFAS No. 157-3 is effective upon issuance and includes prior periods for which financial statements have not been issued. The Company has taken FSP SFAS No. 157-3 into consideration when measuring the fair value of its assets and liabilities.

        In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's financial statements.

        On January 12, 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 ("FSP EITF 99-20-1"). FSP EITF 99-20-1 eliminates the requirement that a holder's best estimate of cash flows be based upon those that "a market participant" would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss when it is "probable" there has been an adverse change in the holder's estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 also reiterates and emphasizes the related guidance and disclosure requirements in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 is effective for all periods ending after December 15, 2008 and retroactive application is not permitted. The Company has taken this FSP into consideration when evaluating its investments for other-than-temporary impairment.

Note 3. Earnings (Loss) per Share

        The Company calculates basic net income (loss) per common share by dividing net income (loss) for the period by the weighted-average number of shares of its common shares outstanding for the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding common share options and assumed vesting of outstanding restricted common shares using the treasury stock method, as well as the assumed conversion of convertible senior notes using the if-converted method, if they are not anti-dilutive.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Earnings (Loss) per Share (Continued)

        The following table presents a reconciliation of basic and diluted net income (loss) per common share, as well as the distributions declared per common share for the years ended December 31, 2008, 2007 and 2006 (amounts in thousands, except per share information):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
(Loss) income from continuing operations	$(1,077,708)	$217,450	$125,626
Income (loss) from discontinued operations	2,668	(317,655)	9,706

Net (loss) income	$(1,075,040)	$(100,205)	$135,332

Basic:
Basic weighted-average shares outstanding	140,027	89,953	79,626

(Loss) income per share from continuing operations	$(7.70)	$2.42	$1.58

Income (loss) per share from discontinued operations	$0.02	$(3.53)	$0.12

Net (loss) income per share	$(7.68)	$(1.11)	$1.70

Diluted:
Basic weighted-average shares outstanding	140,027	89,953	79,626
Dilutive effect of share options and restricted common shares using the treasury method	416	687	782

Diluted weighted-average shares outstanding(1)	140,443	90,640	80,408

Loss (income) per share from continuing operations	$(7.70)	$2.40	$1.56

Income (loss) per share from discontinued operations	$0.02	$(3.51)	$0.12

Net (loss) income per share	$(7.68)	$(1.11)	$1.68

Distributions declared per common share	$1.30	$2.16	$1.86

(1)
Potential anti-dilutive common shares excluded from diluted (loss) income earnings per share for the year ended December 31, 2008 and 2007 were 9,646,714 and 4,268,675, respectively, related to convertible debt securities. There were no anti-dilutive common shares for the years ended December 31, 2006.

Note 4. Securities Sold, Not Yet Purchased

        Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. As of December 31, 2008, the Company had securities sold, not yet purchased with an amortized cost basis of $97.3 million and an accumulated net unrealized gain of $6.5 million. As of December 31, 2007, the Company had securities sold, not yet purchased with an amortized cost basis of $103.1 million and an accumulated net unrealized gain of $2.7 million.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Securities Sold, Not Yet Purchased (Continued)

        For the year ended December 31, 2008, the Company had net realized gains on short security sales of $46.5 million and net unrealized gains on short security sales of $3.8 million, compared to net realized gains on short security sales of $6.0 million and net unrealized gains on short security sales of $2.7 million for the year ended December 31, 2007. The Company had no net realized or unrealized gains or losses on short security sales for the year ended December 31, 2006.

Note 5. Securities Available-for-Sale

        The following table summarizes the Company's securities classified as available-for-sale as of December 31, 2008, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate securities	$742,474	$3,676	$(192,709)	$553,441
Common and preferred stock	3,126	—	(602)	2,524

Total	$745,600	$3,676	$(193,311)	$555,965

        The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2008 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate securities	$396,279	$(119,849)	$121,080	$(72,860)	$517,359	$(192,709)
Common and preferred stock	2,499	(256)	25	(346)	2,524	(602)

Total	$398,778	$(120,105)	$121,105	$(73,206)	$519,883	$(193,311)

        The unrealized losses in the table above are considered to be temporary impairments due to market factors and are not reflective of credit deterioration. When evaluating whether an impairment is other-than-temporary, the Company performs an analysis of the anticipated future cash flows and the ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. Additionally, the Company considers the current events specific to the issuer or industry including widening credit spreads and external credit ratings, as well as interest rate volatility. The Company has performed credit analyses in relation to these investments and has determined that the carrying value of these investments is expected to be fully recoverable over their expected holding period. Because the Company has the intent and ability to hold these investments until recovery, the related unrealized losses are not considered to be other-than-temporary impairments.

        As of December 31, 2008, the Company recognized a loss totaling $460.4 million for securities that it determined to be other-than-temporarily impaired, which are excluded from the table above. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value is no longer likely or because the Company has decided to sell the respective security in response to specific credit concerns of the issuer. The charges relating to the impairment of these

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Securities Available-for-Sale (Continued)

securities were recognized in net realized and unrealized (loss) gain on investments in the consolidated statements of operations.

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

        The unrealized losses in the table above are considered to be temporary impairments due to market factors and are note reflective of credit deterioration. Because the Company has the intent and ability to hold these investments until recovery, the related unrealized losses are not considered to be other-than-temporary impairments.

        During the year ended December 31, 2007, the Company recognized a loss totaling $5.9 million on one security that it determined to be other-than-temporarily impaired, which is excluded from the table above. This investment security was sold during the first quarter of 2008 at approximately the same value it was carried at as of December 31, 2007. The charges relating to the impairment of these securities were recognized in net realized and unrealized (loss) gain on investments in the consolidated statements of operations.

        During the year ended December 31, 2008, the Company had gross realized gains and losses from the sales of securities available-for-sale of $5.5 million and $111.5 million, respectively. During the year ended December 31, 2007, the Company had gross realized gains and losses from the sales of securities available-for-sale of $44.9 million and $5.1 million, respectively. During the year ended December 31, 2006, the Company had gross realized gains and losses from the sales of securities available-for-sale of $6.7 million and $0.9 million, respectively.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Securities Available-for-Sale (Continued)

        The following table summarizes the estimated fair value of corporate debt securities by contractual maturity as of December 31, 2008 (dollar amounts in thousands):

Description	Estimated Fair Value	Weighted Average Coupon
Due within one year	$—	—%
One to five years	227,016	8.4
Five to ten years	309,525	10.6
Greater than ten years	16,900	7.1

Total	$553,441

        Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

        Note 10 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under secured financing transactions as of December 31, 2008 (amounts in thousands):

	Corporate Securities	Common and Preferred Stock
Pledged as collateral for borrowings under secured revolving credit facility	$93,764	$—
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	459,027	—
Pledged as collateral for subordinated notes to affiliates	650	—

Total	$553,441	$—

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Corporate Loans and Allowance for Loan Losses

        The following table summarizes the Company's corporate loans as of December 31, 2008 and 2007 (amounts in thousands):

	December 31, 2008				December 31, 2007
	Principal	Unamortized Discount	Lower of Cost or Fair Value Adjustment	Net Carrying Value	Principal	Unamortized Discount	Net Carrying Value
Corporate loans	$7,983,449	$(255,877)	$—	$7,727,572	$8,766,169	$(106,961)	$8,659,208
Corporate loans held for sale	472,669	(10,751)	(137,269)	324,649	—	—	—

Total corporate loans	$8,456,118	$(266,628)	$(137,269)	$8,052,221	$8,766,169	$(106,961)	$8,659,208

        The following table summarizes the changes in the allowance for loan losses for the Company's corporate loan portfolio during the years ended December 31, 2008 and 2007 (amounts in thousands). There was no allowance for loan loss in 2006.

	2008	2007
Balance at beginning of year	$25,000	$—
Provision for loan losses	481,488	25,000
Charge-offs	(25,713)	—

Balance at end of year	$480,775	$25,000

        As of December 31, 2008 and 2007, the Company recorded an allowance for loan loss of $480.8 million and $25.0 million, respectively. As described in Note 2, the allowance for loan losses represents the Company's estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company's estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

        As of December 31, 2008 and 2007, the allocated component of the Company's allowance for loan losses totaled $320.6 million and nil, respectively. The allocated component relates to investments in loans issued by eleven issuers with an aggregate par amount of $828.2 million and an aggregate amortized cost amount of $715.4 million. The unallocated component of the allowance for loan losses totaled $160.2 million and $25.0 million as of December 31, 2008 and 2007, respectively.

        The Company recorded a charge-off during the year totaling $25.7 million relating to one investment in a corporate loan.

        Loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed and charged against current income, and interest income is recognized only upon actual receipt. When the ultimate collectability of the principal is not in doubt, contractual interest is credited to interest income when received using the cost-recovery method, cash-basis method or some combination of the two methods.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Corporate Loans and Allowance for Loan Losses (Continued)

        As of December 31, 2008, we had $358.0 million of loans on non-accrual status. At December 31, 2007 and 2006, there were no corporate loan balances placed on non-accrual status. Interest income that was reversed and charged against income for the year ended December 31, 2008 was $3.4 million. The average recorded investment in the impaired loans during 2008 was $628.7 million. The amount of interest income recognized using the cost-recovery method, the cash-basis method or some combination of the two methods during the time within the period that the loans were impaired was immaterial for 2008.

        During the year ended December 31, 2008, the Company held investments that were in default with a total amortized cost of $312.7 million from three issuers. Of these, one investment where the Company's investment had a total amortized cost of $226.0 million, filed for bankruptcy protection during December 2008. In addition, not included in the defaulted amount as of December 31, 2008 is the Company's investment in a separate loan where the issuer filed for bankruptcy protection during January 2009. The amortized cost amount of the Company's investment in the loan issued by this company totaled $121.5 million as of December 31, 2008. These three investments are included in the eleven investments for which the allocated component of the Company's allowance for losses are related to as of December 31, 2008. As of December 31, 2007, we had no corporate loan investments that were in default.

        Note 10 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged loans for borrowings. The following table summarizes the carrying value of corporate loans pledged as collateral under repurchase agreements and all other secured financing transactions as of December 31, 2008 and 2007 (amounts in thousands):

	As of December 31, 2008	As of December 31, 2007
Pledged as collateral for borrowings under repurchase agreements	$—	$1,994,999
Pledged as collateral for borrowings under secured revolving credit facility	182,899	48,142
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	7,732,767	6,276,882
Pledged as collateral for subordinated notes to affiliates	83,387	27,886

Total	$7,999,053	$8,347,909

Note 7. Residential Mortgage-Backed Securities

        Upon adoption of SFAS No. 159 as of January 1, 2007, the Company elected the option of carrying its investments in residential mortgage-backed securities ("RMBS") at estimated fair value. As of December 31, 2008 and December 31, 2007, RMBS totaled $102.8 million and $131.7 million, respectively.

        As of December 31, 2008, all residential mortgage-backed securities had contractual maturity dates of greater than five years. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Residential Mortgage-Backed Securities (Continued)

        Note 10 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged RMBS. The following table summarizes the estimated fair value of RMBS pledged as collateral under repurchase agreements and all other secured financing transactions as of December 31, 2008 and 2007 (amounts in thousands):

	As of December 31, 2008	As of December 31, 2007
Pledged as collateral for borrowings under repurchase agreements	$—	$112,465
Pledged as collateral for borrowings under secured revolving credit facility	96,651	5,368
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	6,163	—

Total	$102,814	$117,833

Note 8. Residential Mortgage Loans

        The following table summarizes the Company's residential mortgage loans as of December 31, 2008 and 2007 (amounts in thousands):

	As of December 31, 2008	As of December 31, 2007
Residential mortgage loans, at estimated fair value(1)	$2,620,021	$3,921,323

(1)
Excludes real estate owned ("REO") by the Company as a result of foreclosure on delinquent loans of $10.8 million and $7.2 million as of December 31, 2008 and 2007, respectively. REO is recorded within other assets on the Company's consolidated balance sheets.

        Note 10 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged residential mortgage loans. The following table summarizes the estimated fair value of residential mortgage loans pledged as collateral for repurchase agreements and a secured revolving credit facility as of December 31, 2008 and 2007 (amounts in thousands):

	As of December 31, 2008	As of December 31, 2007
Pledged as collateral for borrowings under repurchase agreements	$—	$163,586
Pledged as collateral for borrowings under secured revolving credit facility	167,933	25,162

Total	$167,933	$188,748

        The Company has elected the fair value option under SFAS No. 159 for its residential mortgage loans and therefore, is carrying these loans at fair value with changes in estimated fair value reflected in net (loss) income. Prior to such election, the loans were carried at net unamortized cost less an allowance for loan losses. As described in Note 2 and shown below, the Company recorded a transition adjustment to adjust the carrying value of its portfolio of residential mortgage loans to fair value and reverse its allowance for loan losses for its residential mortgage loan portfolio as of January 1, 2007. As

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Residential Mortgage Loans (Continued)

of December 31, 2008, the Company had residential mortgage loans with an amortized cost and fair value of $3.4 billion and $2.6 billion, respectively. As of December 31, 2007, the Company had residential mortgage loans with an amortized cost and fair value of $4.0 billion and $3.9 billion, respectively.

        The following is a reconciliation of carrying amounts of residential mortgage loans for the years ended December 31, 2008 and 2007 (amounts in thousands):

	2008	2007
Balance at January 1	$3,921,323	$5,109,261
Cumulative effect of adjustment from adoption of SFAS No. 159	—	(35,653)
Loan purchases (principal)	—	17,707
Loan sales	—	(155,742)
Principal payments	(666,900)	(920,422)
Transfers to REO	(3,594)	(5,921)
Net unrealized loss/unamortized premium	(630,808)	(87,907)

Balance at December 31	$2,620,021	$3,921,323

        The following table summarizes the geographic distribution of the Company's residential mortgage loan portfolio as of December 31, 2008 and 2007 (dollar amounts in thousands):

	As of December 31, 2008
State or Territory	Number of Loans	Principal Amount	% of Principal Amount
California	2,229	$1,262,414	37.6%
Florida	677	308,374	9.2
New York	348	207,766	6.2
New Jersey	299	160,558	4.8
Virginia	323	145,849	4.3
Other	3,015	1,272,587	37.9

Total	6,891	$3,357,548	100%

	As of December 31, 2007
State or Territory	Number of Loans	Principal Amount	% of Principal Amount
California	2,696	$1,501,325	37.3%
Florida	764	353,211	8.8
New York	423	251,254	6.2
New Jersey	365	193,674	4.8
Virginia	388	177,042	4.4
Other	3,629	1,551,535	38.5

Total	8,265	$4,028,041	100.0%

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Residential Mortgage Loans (Continued)

        As of December 31, 2008, thirty-three of the residential mortgage loans owned by the Company with an outstanding balance of $10.8 million (not included in the table above) were REO as a result of foreclosure on delinquent loans. As of December 31, 2007, twenty-five of the residential mortgage loans owned by the Company with an outstanding balance of $7.2 million (not included in the table above) were REO as a result of foreclosure on delinquent loans.

        As of December 31, 2008 and 2007, the Company had one hundred and forty-three and eighty-one loans, respectively, that were either 90 days or greater past due or in foreclosure and placed on non-accrual status.

        As of December 31, 2008 and 2007, the Company's residential loan investment portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of the Company's residential loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

        The following table summarizes the delinquency statistics of the residential mortgage loans, excluding REOs, as of December 31, 2008 and 2007 (dollar amounts in thousands):

	December 31, 2008		December 31, 2007
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	93	$37,282	96	$30,163
60 to 89 days	41	15,654	18	6,151
90 days or more	76	29,803	43	14,045
In foreclosure	67	22,841	38	11,800

Total	277	$105,580	195	$62,159

        As of December 31, 2008 and 2007, the loss exposure or uncollected principal amount related to the Company's delinquent residential mortgage loans in the table above exceeded their fair value by $4.0 million and $1.0 million, respectively.

Note 9. Residential Mortgage-Backed Securities Issued

        Residential mortgage-backed securities issued ("RMBS Issued") consists of the senior tranches of six residential mortgage loan securitization trusts that the Company consolidates under GAAP (see Note 2) and for which the Company reports the debt issued by these trusts that it does not hold on its consolidated balance sheets. The following table summarizes the Company's RMBS Issued as of December 31, 2008 and 2007 (amounts in thousands):

	December 31, 2008		December 31, 2007
Description	Outstanding	Estimated Fair Value	Outstanding	Estimated Fair Value
Residential mortgage-backed securities issued	$3,154,974	$2,462,882	$3,248,500	$3,169,353

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Residential Mortgage-Backed Securities Issued (Continued)

        The Company has elected the fair value option under SFAS No. 159 for its RMBS Issued and therefore, is carrying these securities at estimated fair value with changes in estimated fair value reflected in net (loss) income. As of December 31, 2008 and 2007, the weighted-average coupon of the RMBS Issued was 3.4% and 4.7%, respectively, and the weighted average years to maturity were 26.8 years and 27.8 years as of December 31, 2008 and 2007, respectively.

Note 10. Borrowings

        Certain information with respect to the Company's borrowings as of December 31, 2008 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Secured revolving credit facility	$275,633	3.44%	699	$441,812
CLO 2005-1 senior secured notes	832,025	3.84	3,038	631,937
CLO 2005-2 senior secured notes	808,701	2.48	3,252	647,092
CLO 2006-1 senior secured notes	715,394	2.52	3,524	623,003
CLO 2007-1 senior secured notes	2,318,191	2.68	4,518	1,511,707
CLO 2007-1 junior secured notes to affiliates(2)	436,185	—	4,518	277,357
CLO 2007-A senior secured notes	1,213,300	5.62	3,210	867,666
CLO 2007-A junior secured notes to affiliates(3)	94,128	—	3,210	67,314
Wayzata senior secured notes	1,600,000	2.95	1,415	766,024
Convertible senior notes	291,500	7.00	1,292	—
Junior subordinated notes	288,671	6.84	10,118	—
Subordinated notes to affiliates(4)	125,000	—	1,415	59,846

Total	$8,998,728			$5,893,758

(1)
Collateral for borrowings consists of RMBS, securities available-for-sale, and corporate and residential mortgage loans.

(2)
CLO 2007-1 junior secured notes to affiliates consist of (x) $249.6 million of mezzanine notes with a weighted average borrowing rate of 7.03% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)
CLO 2007-A junior secured notes to affiliates consist of (x) $79.0 million of mezzanine notes with a weighted average borrowing rate of 10.90% and (y) $15.1 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(4)
Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from Wayzata.

        The indentures governing the Company's CLO transactions include numerous compliance tests, the majority of which relate to the CLO's portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO's manager to reinvest available

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Borrowings (Continued)

principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests ("OC Tests") which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the over-collateralization test is brought back into compliance. Due to the failure of OC Tests during 2008, CLO 2006-1 senior secured notes were paid down by $12.1 million and CLO 2007-1 senior secured notes were paid down by $53.6 million.

        Certain information with respect to the Company's borrowings as of December 31, 2007 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Repurchase agreements(2)	$2,808,066	5.41%	132	$2,745,166
Secured revolving credit facility(3)	167,024	5.65	540	122,550
Secured demand loan	24,151	5.00	31	34,483
CLO 2005-1 senior secured notes	831,428	5.39	3,404	894,548
CLO 2005-2 senior secured notes	807,882	5.34	3,618	905,552
CLO 2006-1 senior secured notes	727,500	5.39	3,890	937,287
CLO 2007-1 senior secured notes	2,368,500	5.39	4,884	2,641,046
CLO 2007-1 junior secured notes to affiliates(4)	431,292	—	4,884	480,922
CLO 2007-A senior secured notes	1,213,300	5.57	3,576	1,095,328
CLO 2007-A junior secured notes to affiliates(5)	94,128	—	3,576	84,976
Convertible senior notes	300,000	7.00	1,658	—
Junior subordinated notes	329,908	7.54	10,524	—
Subordinated notes to affiliates(6)	152,574	—	—	163,437

Total	$10,255,753			$10,105,295

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

Note 10. Borrowings (Continued)

  not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)
Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from KKR Financial CLO 2007-4, KKR Financial CLO 2008-1 and Wayzata.

        At December 31, 2007, the Company had repurchase agreements with the following counterparties (dollar amounts in thousands):

Counterparty(2)	Amount At Risk(1)	Weighted Average Maturity (Days)	Weighted Average Interest Rate
Morgan Stanley	$191,836	142	5.42%
J. P. Morgan Chase Bank, N.A.	89,426	168	5.35
Citigroup Global Markets Ltd.	72,024	184	5.35
Goldman Sachs	68,628	190	5.35
Bear Stearns	59,540	18	5.75
Bank of America	48,776	5	5.64
Credit Suisse First Boston LLC	26,803	21	3.63

Total	$557,033

(1)
Computed as an amount equal to the estimated fair value of securities or loans, plus accrued interest income, minus the sum of repurchase agreement liabilities plus accrued interest expense.

(2)
Counterparty includes subsidiaries and affiliates of each counterparty listed.

        On November 10, 2008, the Company and certain of its subsidiaries (collectively, the "Borrowers") entered into a Credit Agreement (the "Credit Agreement") with Bank of America, N.A. and Citicorp North America, Inc., as lenders. The Credit Agreement provides for a two-year $300.0 million senior secured asset-based revolving credit facility (the "Facility"). The Facility is subject, among other things, to the terms of a borrowing base derived from the value of eligible specified financial assets. The borrowing base is subject to certain reserves and caps customary for financings of this type. Prior to the one-year anniversary of the closing of the credit agreement (the "Adjustment Date"), the Borrowers (i) may borrow, prepay and reborrow amounts in excess of the borrowing base availability and (ii) must prepay loans with net cash proceeds from certain types of asset sales to the extent aggregate amounts outstanding under the Facility exceed the borrowing base then in effect. On and after the Adjustment Date, if at any time the aggregate amounts outstanding under the Facility exceed the borrowing base then in effect, a prepayment of an amount sufficient to eliminate such excess is required to be made.

        The Borrowers have the right to prepay loans under the Facility in whole or in part at any time. All amounts borrowed under the Credit Agreement must be repaid on or before November 10, 2010. Initial borrowings under the Credit Agreement are subject to, among other things, the substantially concurrent repayment by the Borrowers of all amounts due and owing under the existing credit facility and such facility's effective termination.

        Loans under the Credit Agreement bear interest, at the Borrowers' option, at a rate equal to LIBOR plus 3.00% per annum or an alternate base rate. Ongoing extensions of credit under the Credit Agreement are subject to customary conditions, including, after the Adjustment Date, sufficient

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Borrowings (Continued)

availability under the borrowing base. The Credit Agreement also contains covenants that require the Borrowers to satisfy a net worth financial test and maintain a certain leverage ratio. In addition, the Credit Agreement contains customary negative covenants applicable to the Borrowers and their subsidiaries, including negative covenants that restrict the ability of such entities to, among other things, (i) incur additional indebtedness or engage in certain other types of financing transactions, (ii) allow certain liens to attach to such entities' assets, and (iii) pay dividends or make certain other restricted payments. The Credit Agreement also includes other covenants, representations, warranties, indemnities and events of default, that are customary for facilities of this type, including events of default relating to a change of control. As of December 31, 2008, the Company believes it was in compliance with the Credit Agreement covenant requirements.

        On November 10, 2008, the Borrowers also entered into an agreement for a two-year $100.0 million standby unsecured revolving credit agreement (the "Standby Agreement") with their Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of their Manager. The borrowing facility matures in December 2010 and bears interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at the Borrowers' option) plus 15.00% per annum. Under the terms of the agreement, the Borrowers can elect to capitalize a portion of accrued interest on any loan under the agreement by adding up to 80% of the interest due and payable at a particular time in respect of such loan to the outstanding principal amount of the loan. The Borrowers have the right to prepay loans under the Standby Agreement in whole or in part at any time. The Standby Agreement includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type.

        On May 22, 2007, the Company closed CLO 2007-1, a $3.5 billion secured financing transaction. The Company issued $2.4 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.53% and issued $244.7 million of mezzanine notes and $186.6 million of subordinated notes to the KKR Strategic Capital Funds. The investments that are owned by CLO 2007-1 collateralize the CLO 2007-1 debt, and as a result, those investments are not available to the Company, its creditors or shareholders. During the years ended December 31, 2008 and 2007, the Company recorded interest expense of $23.3 million and $42.2 million, respectively, for the notes issued to the KKR Strategic Capital Funds. As of December 31, 2008 and 2007, the Company had $2.1 million and $25.4 million, respectively, of accrued interest payable to the KKR Strategic Capital Funds.

        On October 31, 2007, the Company closed CLO 2007-A, a $1.5 billion secured financing transaction. The Company issued $1.2 billion of senior secured notes at par to unaffiliated investors with a weighted-average coupon of three-month LIBOR plus 0.87%. CLO 2007-A also issued $79.0 million of mezzanine notes and $15.1 million of subordinated notes to the KKR Strategic Capital Funds. The investments that are owned by CLO 2007-A collateralize the CLO 2007-A debt, and as a result, those investments are not available to the Company, its creditors or shareholders. During the years ended December 31, 2008 and 2007, the Company recorded interest expense of $9.0 million and $2.8 million, respectively, for the notes issued to the KKR Strategic Capital Funds. As of December 31, 2008 and 2007, the Company had $1.8 million and $2.8 million, respectively, of accrued interest payable to the KKR Strategic Capital Funds.

        On November 5, 2007, the Company closed Wayzata, which was a $2.0 billion secured financing transaction that provided five-year term financing for investments in corporate loans and securities. The

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Borrowings (Continued)

facility bore interest at a rate of three-month LIBOR plus 1.28%. As of December 31, 2008, $1.6 billion of senior secured notes and $125.0 million of junior notes were outstanding under this facility. The investments owned by Wayzata collateralize non-recourse debt issued by Wayzata. As a result, those investments are not available to the Company, its creditors, or shareholders. During the years ended December 31, 2008 and 2007, the Company recorded immaterial interest expense for the notes issued to the KKR Strategic Capital Funds and as of December 31, 2008 and 2007, the Company had nil and $0.3 million of accrued interest payable to the KKR Strategic Capital Funds.

        On January 12, 2009, Wayzata was amended to eliminate the market value-based covenants. Under the amended facility, cash flow generated by the collateral will not be distributed to junior noteholders, including the Company, until all senior obligations of Wayzata are paid in full or otherwise satisfied. Several additional changes were made to Wayzata as part of the amendment process, including, to (i) increase the coupon on the senior secured notes to three-month LIBOR plus 3.75%, which under certain circumstances may be increased to a maximum of three-month LIBOR plus 5.00%, (ii) reduce the aggregate outstanding par amount of senior secured notes to approximately $675.0 million using free cash in the structure and proceeds from the sale of certain assets designated for liquidation by the senior noteholder, (iii) significantly limit the Wayzata portfolio manager's right to reinvest principal proceeds from the collateral in new assets and (iv) give the noteholders, including the Company, the collective right to restructure Wayzata into a cash flow CLO transaction. If Wayzata is restructured into a cash flow CLO transaction, the Company would hold junior notes issued by the new CLO issuer having an outstanding par amount equal to the amount the Company currently holds, which would be secured primarily by the same collateral underlying Wayzata.

        On July 23, 2007 the Company issued an aggregate of $300.0 million of 7.000% convertible senior notes maturing on July 15, 2012 (the "Notes") to qualified institutional buyers. The Notes represent senior unsecured obligations of the Company and bear interest at the rate of 7.000% per year. Interest is payable semi-annually on January 15 and July 15 of each year and began January 15, 2008.

        The Notes are convertible into the Company's common shares, initially at a conversion rate of 31.08 shares per $1,000 principal of Notes, which is equivalent to an initial conversion price of $32.175 per common share. On July 23, 2007, the Company's closing share price was $23.74. The Notes are convertible prior to the maturity date at any time on or after June 15, 2012 and also under the following circumstances: (a) a holder may surrender any of its Notes for conversion during any calendar quarter beginning after September 30, 2007 (and only during such calendar quarter) if, and only if, the closing sale price of the Company's common shares for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day; (b) a holder may surrender any of its Notes for conversion during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the Notes was less than 98% of the product of the closing sale price of the Company's common shares multiplied by the applicable conversion rate; (c) a holder may surrender for conversion any of its Notes if those Notes have been called for redemption, at any time prior to the redemption date, even if the Notes are not otherwise convertible at such time; and (d) a holder may surrender any of its Notes for conversion if the Company engages in certain specified transactions, as defined in the indenture covering the Notes. In connection with the Company's common share rights offering during the third quarter of 2007, the Company adjusted the conversion rate for the Notes pursuant to the governing indenture for the Notes. The new conversion price for the Notes is approximately $31.00 and

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Borrowings (Continued)

was effective on September 21, 2007. The new conversion rate for each $1,000 principal amount of Notes is 32.2581 of the Company's common shares.

        On November 21, 2008, the Company retired $8.5 million of the convertible notes, which resulted in a gain on extinguishment of $6.2 million, partially offset by a $0.1 million write-off of unamortized debt issuance costs.

        During June 2007, the Company issued $72.2 million of junior subordinated notes to KKR Financial Capital Trust VI (the "Trust"), an entity the Company formed for issuing trust preferred securities and through which the Company received $70.0 million in gross proceeds through the Trust's issuance of trust preferred securities to unaffiliated investors. Interest is payable quarterly at a floating rate equal to three-month LIBOR plus 2.50%. During each of the years ended December 31, 2008 and 2007, the Company recorded interest expense on these notes of $2.9 million.

        During the year ended December 31, 2008, the Company retired $40.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $20.3 million, partially offset by a $1.3 million write-off of unamortized debt issuance costs and $0.8 million of other associated costs.

        The table below summarizes the Company's contractual obligations (excluding interest) under borrowing agreements as of December 31, 2008 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Secured revolving credit facility	$275,633	$148,309	$127,324	$—	$—
CLO 2005-1 senior secured notes	832,025	—	—	—	832,025
CLO 2005-2 senior secured notes	808,701	—	—	—	808,701
CLO 2006-1 senior secured notes	715,394	—	—	—	715,394
CLO 2007-1 senior secured notes	2,318,191	—	—	—	2,318,191
CLO 2007-1 junior secured notes to affiliates	436,185	—	—	—	436,185
CLO 2007-A senior secured notes	1,213,300	—	—	—	1,213,300
CLO 2007-A junior secured notes to affiliates	94,128	—	—	—	94,128
Wayzata	1,600,000	—	—	1,600,000	—
Convertible senior notes	291,500	—	—	291,500	—
Junior subordinated notes	288,671	—	—	—	288,671
Subordinated notes to affiliates	125,000	—	—	125,000	—

Total	$8,998,728	$148,309	$127,324	$2,016,500	$6,706,595

Note 11. Derivative Financial Instruments

        The Company enters into derivative transactions in order hedge its interest rate risk exposure to the effects of interest rate changes. Additionally, the Company enters into derivative transactions in the course of its investing. The counterparties to the Company's derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Derivative Financial Instruments (Continued)

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

        The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2008 and December 31, 2007 (amounts in thousands):

	As of December 31, 2008		As of December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(77,668)	$383,333	$(19,018)
Fair Value Hedges:
Interest rate swaps	32,000	(2,915)	32,000	(1,212)
Free-Standing Derivatives:
Interest rate swaps	106,074	274	690,799	(7,959)
Credit default swaps—long	53,500	(9,782)	66,000	(1,154)
Credit default swaps—short	222,650	69,972	268,000	12,613
Total rate of return swaps	207,524	(77,224)	442,204	(21,998)
Foreign exchange contracts	—	—	9,711	3
Common stock warrants	—	—	—	799

Total	$1,005,081	$(97,343)	$1,892,047	$(37,926)

        For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. During the years ended December 31, 2008, 2007 and 2006, the Company recognized an immaterial amount of ineffectiveness in income on the consolidated statements of operations from its cash flow and fair value hedges.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Derivative Financial Instruments (Continued)

        The following table summarizes by derivative instrument type the effect on income from free-standing derivatives for the periods (amounts in thousands):

Free-Standing Derivatives:	For the year ended December 31, 2008	For the year ended December 31, 2007	For the year ended December 31, 2006
Interest rate swaptions	$—	$15	$(92)
Interest rate swaps	3,108	843	(58)
Credit default swaps	41,177	7,599	(896)
Total rate of return swaps	(188,829)	(10,271)	4,237
Foreign exchange contracts	6,334	3	—
Common stock warrants	(799)	799	—

Net realized and unrealized (losses) gains on free-standing derivatives	$(139,009)	$(1,012)	$3,191

Note 12. Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	As of December 31, 2008	As of December 31, 2007
Net unrealized losses on available-for-sale securities	$(192,435)	$(159,802)
Net unrealized losses on cash flow hedges	(76,347)	(19,018)
Transition adjustment to accumulated deficit in conjunction with fair value option election for residential mortgage-backed securities, held as discontinued operations	—	21,575

Accumulated other comprehensive loss	$(268,782)	$(157,245)

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12. Accumulated Other Comprehensive Loss (Continued)

        The components of other comprehensive (loss) income were as follows (amounts in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during period	$(634,956)	$(138,316)	$33,246
Reclassification adjustments for (gains) losses realized in net income(1)	580,748	(33,262)	5,745
Unrealized (losses) gains on available-for-sale securities from investment in unconsolidated affiliate	—	(7,898)	7,898

Unrealized (losses) gains on securities available-for-sale	(54,208)	(179,476)	46,889

Unrealized (losses) gains on cash flow hedges:
Unrealized holding (losses) gains arising during period	(57,329)	(41,295)	5,287
Reclassification adjustments for gains realized in discontinued operations	—	(28,569)	—

Unrealized (losses) gains on cash flow hedges	(57,329)	(69,864)	5,287

Other comprehensive (loss) income	$(111,537)	$(249,340)	$52,176

(1)
Includes an impairment of $474.5 million and $5.9 million for investments which were determined to be other-than-temporary for the years ended December 31, 2008 and 2007, respectively.

Note 13. Commitments & Contingencies

Commitments

Operating Lease

        As of December 31, 2008, the Company was a party to a non-cancelable operating lease for office space. The total lease payments to be made over a ten-year term, including certain free rent periods, are being recognized as rent expense on a straight-line basis over the ten-year period. This expense is included in general and administrative expenses on the consolidated statements of operations. Total rent expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Commitments & Contingencies (Continued)

$0.8 million, $0.8 million, and $1.3 million, respectively. Minimum future obligations on leases in effect at December 31, 2008, are approximately as follows (amounts in thousands):

Year	Amount
2009	$1,388
2010	1,429
2011	1,438
2012	1,479
2013	1,488
2014 and thereafter	3,952

Total	$11,174

Loan Commitments

        As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. As of December 31, 2008, the Company had committed to purchase corporate loans with aggregate commitments totaling $17.2 million. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of December 31, 2008, the Company had unfunded financing commitments totaling $43.9 million. The Company does not expect material losses related to those corporate loans for which it committed to purchase and fund.

Contingencies

        The Company has been named as a party in various legal actions which include the matters described below. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage and the Company cannot predict with certainty the loss or range of loss that may be incurred. The Company has denied, or believes it has a meritorious defense and will deny liability in the significant cases pending against the Company discussed below. Based on current discussion and consultation with counsel, management believes that the resolution of these matters will not have a material impact on the Company's consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Commitments & Contingencies (Continued)

        On August 7, 2008, the members of the Company's board of directors and certain of its executive officers (the "Individual Defendants") and the Company (collectively, "Defendants") were named in a putative class action complaint (the "Complaint") filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the "Charter Litigation"). The Complaint alleges that the Company's April 2, 2007 registration statement and prospectus (the "April 2, 2007 Registration Statement") contained material misstatements and omissions in violation of Section 11 of the Securities Act of 1933, as amended (the "1933 Act"), regarding the risks associated with its real estate related assets, the state of its capital in light of its real estate related assets, and the adequacy of its loss reserves for its real estate related assets (the "alleged Section 11 violation"). The Complaint further alleges that pursuant to Section 15 of the 1933 Act, the Individual Defendants have legal responsibility for the alleged Section 11 violation.

        The parties have stipulated that Defendants shall not be required to answer or otherwise respond to the Complaint. The parties have further stipulated that the Lead Plaintiff shall file and serve a consolidated amended complaint or designate a previously-filed complaint as the operative complaint (the "Operative Complaint") no later than 45 days after an order appointing it is entered by the Court, and that Defendants shall file an answer, motion to dismiss, or other response to the Operative Complaint no later than 45 days after it is served. On January 27, 2009, an order appointing the City of St. Clair Shores Police and Fire Retirement System as Lead Plaintiff was entered by the Court. Pursuant to the stipulation, the Lead Plaintiff must file or designate the Operative Complaint by March 13, 2009.

        On August 15, 2008, the members of the Company's board of directors and its executive officers (the "Director and Officer Defendants") were named in a shareholder derivative action (the "Derivative Action") brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco. The Company is named as a nominal defendant. The complaint in the Derivative Action asserts claims against the Director and Officer Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2, 2007 Registration Statement with alleged material misstatements and omissions.

        By Order dated January 8, 2009, the Court approved the parties' stipulation to stay the proceedings in the Derivative Action until the Charter Litigation is dismissed on the pleadings or the Company files an answer to the Charter Litigation.

Note 14. Share Options and Restricted Shares

        The Company has adopted an amended and restated share incentive plan (the "2007 Share Incentive Plan") that provides for the grant of qualified incentive common share options that meet the requirements of Section 422 of the Code, non-qualified common share options, share appreciation rights, restricted common shares and other share-based awards. The 2007 Share Incentive Plan was adopted on May 4, 2007. Prior to the 2007 Share Incentive Plan, the Company had adopted the 2004 Stock Incentive Plan that provided for the grant of qualified incentive common stock options that met the requirements of Section 422 of the Code, non-qualified common stock options, stock appreciation rights, restricted common stock and other share-based awards. The 2004 Stock Incentive Plan was amended on May 26, 2005. The Compensation Committee of the board of directors administers the plan. Share options and other share-based awards may be granted to the Manager, directors, officers

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Share Options and Restricted Shares (Continued)

and any key employees of the Manager and to any other individual or entity performing services for the Company.

        The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of December 31, 2008, the 2007 Share Incentive Plan authorizes a total of 8,339,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On February 19, 2008, the Compensation Committee of the board of directors granted the Manager 1,097,000 restricted common shares that vest on February 19, 2011. On July 2, 2008, the Compensation Committee of the Board of Directors granted 38,349 restricted common shares to the Company's directors pursuant to the 2007 Share Incentive Plan.

        The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of December 31, 2005	2,670,911	28,321	2,699,232
Issued	—	33,152	33,152
Vested	(1,022,956)	(9,440)	(1,032,396)
Forfeited	—	—	—

Unvested shares as of December 31, 2006	1,647,955	52,033	1,699,988
Issued	—	34,277	34,277
Vested	(1,022,955)	(13,653)	(1,036,608)
Forfeited	—	—	—

Unvested shares as of December 31, 2007	625,000	72,657	697,657
Issued	1,097,000	38,349	1,135,349
Vested	(625,000)	(41,885)	(666,885)
Cancelled	—	(2,839)	(2,839)
Forfeited	—	—	—

Unvested shares as of December 31, 2008	1,097,000	66,282	1,163,282

        The restricted common shares granted to the directors were valued using the fair value at the time of grant, which was $10.43, $24.65 and $21.30 per share, for the restricted common shares granted in 2008, 2007 and 2006, respectively. Pursuant to SFAS No. 123(R), the Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $1.58, $14.05 and $26.79 per share at December 31, 2008, 2007 and 2006, respectively. There were $1.8 million, $2.3 million, and $15.7 million of total unrecognized compensation costs related to unvested restricted common shares granted as of December 31, 2008, 2007, and 2006, respectively. These costs are expected to be recognized over the next three years.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Share Options and Restricted Shares (Continued)

        The following table summarizes common share option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2005	1,989,779	$20.00
Granted	—	—
Exercised	(57,500)	20.00
Forfeited	—	—

Outstanding as of December 31, 2006	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2007	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2008	1,932,279	$20.00

        As of December 31, 2008, 2007, and 2006, 1,932,279, 1,932,279, and 1,269,020 common share options were exercisable, respectively. As of December 31, 2008, the common share options were fully vested and expire in August 2014. The common share options were valued using the Black-Scholes model with the following assumptions:

As of December 31, 2006
Expected life	7.6 years
Discount rate	4.70%
Volatility	18%
Dividend yield	9%

        The estimated fair value of the common share options was $2.54 at December 31, 2006. For the year ended December 31, 2008, 2007 and 2006, the components of share-based compensation expense are as follows (amounts in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Options granted to Manager	$—	$246	$833
Restricted shares granted to Manager	(463)	1,098	27,786
Restricted shares granted to certain directors	637	571	566

Total share-based compensation expense	$174	$1,915	$29,185

Note 15. Management Agreement and Related Party Transactions

        The Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's board of directors. The Management Agreement expires on December 31 of each

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Management Agreement and Related Party Transactions (Continued)

year, but is automatically renewed for a one-year term each December 31 unless terminated upon the affirmative vote of at least two-thirds of the Company's independent directors, or by a vote of the holders of a majority of the Company's outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable by the Manager is not fair, subject to the Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. The Manager must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these guarantees on its consolidated financial statements and determined that they are not material.

        For the year ended December 31, 2008, the Company incurred $32.1 million in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $(0.5) million for the year ended December 31, 2008 (see Note 14). The Company also recorded a total reimbursable to the Manager of $9.9 million for expenses during the year ended December 31, 2008. For the year ended December 31, 2007, the Company incurred $30.1 million in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $1.3 million for the year ended December 31, 2007 (see Note 14). The Company also reimbursed the Manager $7.9 million for expenses for the year ended December 31, 2007. For the year ended December 31, 2006, the Company incurred $28.9 million in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $28.6 million for the year ended December 31, 2006 (see Note 14). The Company also reimbursed the Manager $8.8 million for expenses for the year ended December 31, 2006. Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective consolidated statements of operations, non-investment expense category based on the nature of the expense.

        The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company's common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $8.8 million and $2.7 million of base management fees during the year ended December 31, 2008 and 2007, respectively. In addition, the Manager has agreed to defer 50% of the monthly base management fee payable by the Company for the period from January 1, 2009 through November 30, 2009. The aggregate amount of fees otherwise payable during the deferral period will be payable to the Manager upon the earlier of (x) December 15, 2009 and (y) the date of any termination of the Management Agreement pursuant to either Section 13(a) or Section 15(b) thereof.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Management Agreement and Related Party Transactions (Continued)

        No incentive fees were earned or paid to the Manager during the year ended December 31, 2008. Incentive fees of $17.5 million and $7.8 million were earned by the Manager during the years ended December 31, 2007 and December 31, 2006, respectively.

        An affiliate of the Company's Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata and is entitled to receive fees for the services performed as collateral manager. The collateral manager has permanently waived fees of approximately $39.0 million, $22.6 million and $4.4 million, respectively, for the years ending December 31, 2008, 2007 and 2006. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and effective January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata. The Company recorded an expense for CLO collateral management fees of $5.1 million and $3.6 million for the years ended December 31, 2008 and 2007, respectively.

        The Company has invested in corporate loans and debt securities of entities that are affiliates of KKR. As of December 31, 2008, the aggregate par amount of these affiliated investments totaled $3.3 billion, or approximately 35% of the total investment portfolio, and consisted of 23 issuers. The total $3.3 billion in investments were comprised of $2.6 billion of corporate loans, $587.3 million of corporate debt securities available for sale, and $92.4 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates (included in derivative assets and liabilities on the consolidated balance sheet). As of December 31, 2007, the aggregate par amount of these affiliated investments totaled $4.1 billion, or approximately 40% of the total investment portfolio, and consisted of 24 issuers. The total $4.1 billion in investments were comprised of $3.0 billion of corporate loans, $859.5 million of corporate debt securities available for sale, and $296.0 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates (included in derivative assets and liabilities on the consolidated balance sheet).

Note 16. Income Taxes

        The Company intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership taxable as a United States Corporation, for United States federal income tax purposes. As such, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state income tax.

        Additionally, the Company owns both REIT and domestic taxable corporate subsidiaries. The liquidated REIT Subsidiary and KFH II are not expected to incur any federal or state tax expense related to the 2008 tax year. However, QRS#1 is expected to incur a 2008 state tax liability. Additionally, PEI VII, a domestic taxable corporate subsidiary, is taxed as a regular corporation under the Code, but is expected to incur a taxable loss in 2008 and is not expected to incur a 2008 federal or state tax liability. KKR TRS Holdings, Inc. ("TRS Inc."), which was liquidated at the end of 2007, filed its final 2007 federal and state tax returns in 2008. The difference between TRS Inc.'s 2007 actual and accrued tax expense is reflected in the 2008 tax provision. The income tax (benefit) provision for the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Income Taxes (Continued)

Company, the REIT Subsidiary, QRS#1 and TRS Inc. for the years ended December 31, 2008, 2007 and 2006 consisted of the following components (amounts in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Current (benefit) provision:
Federal—TRS Inc.	$(219)	$454	$1,493
Federal—KKR Financial Corp.	—	(336)	(15)
State—TRS Inc.	10	125	183
State—KKR Financial	148	13	—
State—QRS #1	168	—	—

Total current (benefit) provision	(107)	256	1,661

Deferred benefit:
Federal—TRS Inc.	—	—	(599)
State—TRS Inc.	—	—	(98)

Total deferred benefit	—	—	(697)

Total (benefit) provision for income taxes	$(107)	$256	$964

        The above tax provision was based on TRS Inc.'s effective tax rate of 40.75% at December 31, 2008, 2007, and 2006. It was equivalent to the combined rate of the federal statutory income tax rate and the state statutory income tax rate, net of federal benefit. There were no deferred tax assets or liabilities as of December 31, 2008 and 2007. As of December 31, 2006, there were no deferred tax liabilities and deferred tax assets were immaterial.

Note 17. Leasehold Improvements and Equipment

        The following is a summary of the Company's leasehold improvements and equipment, which are included in other assets in the consolidated balance sheets at December 31, 2008 and 2007 (amounts in thousands):

	December 31, 2008	December 31, 2007
Leasehold improvements	$6,407	$6,407
Furniture and equipment	2,197	2,197

	8,604	8,604
Accumulated depreciation	(3,106)	(1,989)

Total leasehold improvements and equipment, net	$5,498	$6,615

        Depreciation and amortization expense was $1.1 million, $0.8 million and $0.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair Value of Financial Instruments

Fair Value of Financial Instruments

        SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. The fair value of securities available-for-sale, loans, derivatives, and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest payable, collateralized loan obligation senior secured notes, secured revolving credit facility and interest payable, approximates cost as of December 31, 2008 and December 31, 2007, due to the short-term nature of these instruments.

        The table below discloses the carrying value and the estimated fair value of the Company's financial instruments as of December 31, 2008 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$1,275,015	$1,275,015
Securities available-for-sale	555,965	555,965
Corporate loans, net of allowance for loan losses of $480,775	7,246,797	4,772,934
Residential mortgage-backed securities	102,814	102,814
Residential mortgage loans	2,620,021	2,620,021
Corporate loans held for sale	324,649	324,649
Non-marketable equity securities	22,792	22,792
Reverse repurchase agreements	88,252	88,252
Interest and principal receivable	116,788	116,788
Derivative assets	73,869	73,869
Financial Liabilities:
Collateralized loan obligation senior secured notes	$7,487,611	$4,936,286
Collateralized loan obligation junior secured notes to affiliates	530,313	160,076
Secured revolving credit facility	275,633	275,633
Convertible senior notes	291,500	84,000
Junior subordinated notes	288,671	51,300
Subordinated notes to affiliates	125,000	34,513
Residential mortgage-backed securities issued	2,462,882	2,462,882
Interest payable	61,119	61,119
Securities sold, not yet purchased	90,809	90,809
Derivative liabilities	171,212	171,212

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair Value of Financial Instruments (Continued)

        The table below discloses the carrying value and the estimated fair value of the Company's financial instruments as of December 31, 2007 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$1,591,877	$1,591,877
Securities available-for-sale	1,359,541	1,359,541
Corporate loans, net of allowance for loan losses of $25,000	8,634,208	8,363,596
Residential mortgage-backed securities	131,688	131,688
Residential mortgage loans	3,921,323	3,921,323
Non-marketable equity securities	20,084	20,084
Reverse repurchase agreements	69,840	69,840
Interest and principal receivable	162,465	162,465
Derivative assets	18,737	18,737
Financial Liabilities:
Repurchase agreements	$2,808,066	$2,808,066
Collateralized loan obligation senior secured notes	5,948,610	5,575,530
Collateralized loan obligation junior secured notes to affiliates	525,420	523,589
Secured revolving credit facility	167,024	167,024
Secured demand loan	24,151	24,151
Convertible senior notes	300,000	258,000
Junior subordinated notes	329,908	263,926
Subordinated notes to affiliates	152,574	149,192
Residential mortgage-backed securities issued	3,169,353	3,169,353
Interest payable	114,035	114,035
Derivative liabilities	56,663	56,663

Fair Value Measurements

        The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008,

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair Value of Financial Instruments (Continued)

and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets:
Securities available-for-sale	$2,524	$464,332	$89,109	$555,965
Residential mortgage-backed securities	—	—	102,814	102,814
Residential mortgage loans	—	—	2,620,021	2,620,021
Non-marketable securities	—	—	5,287	5,287

Total	$2,524	$464,332	$2,817,231	$3,284,087

Liabilities:
Derivatives, net	$—	$(20,393)	$(76,950)	$(97,343)
Residential mortgage-backed securities issued	—	—	(2,462,882)	(2,462,882)
Securities sold, not yet purchased	(2,220)	(88,589)	—	(90,809)

Total	$(2,220)	$(108,982)	$(2,539,832)	$(2,651,034)

        The following table presents information about the Company's assets measured at fair value on a non-recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Loans held for sale	$—	$219,199	$105,450	$324,649
REO	—	—	10,794	10,794

Total	$—	$219,199	$116,244	$335,443

        Loans held for sale of $105.5 million were transferred into level 3 as of December 31, 2008 given that they were valued based on the estimated sale price. REO of $10.8 million were transferred into level 3 as of December 31, 2008 as there was little market activity for these assets and the valuation of REOs required management's judgment.

        The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2007,

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair Value of Financial Instruments (Continued)

and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2007
Assets:
Securities available-for-sale	$47,777	$1,212,266	$99,498	$1,359,541
Residential mortgage-backed securities	—	131,688	—	131,688
Residential mortgage loans	—	3,921,323	—	3,921,323

Total	$47,777	$5,265,277	$99,498	$5,412,552

Liabilities:
Derivatives, net	$—	$(38,728)	$802	$(37,926)
Residential mortgage-backed securities issued	—	(3,169,353)	—	(3,169,353)
Securities sold, not yet purchased	(32,704)	(67,690)	—	(100,394)

Total	$(32,704)	$(3,275,771)	$802	$(3,307,673)

        As of December 31, 2007, the Company had REO of $7.2 million which were classified as level 2 and measured at fair value on a non-recurring basis.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair Value of Financial Instruments (Continued)

        The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the year ended December 31, 2008 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Non- Marketable Securities	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2008	$99,498	$—	$—	$—	$802	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	(10,292)	(630,808)	—	(112,873)	612,946
Included in other comprehensive loss	(57,073)	—	—	—	—	—
Net transfers in and/or out of level 3	75,185	131,687	3,917,729	—	(36,256)	(3,169,353)
Purchases, sales, other settlements and issuances, net	(28,501)	(18,581)	(666,900)	5,287	71,377	93,525

Ending balance as of December 31, 2008	$89,109	$102,814	$2,620,021	$5,287	$(76,950)	$(2,462,882)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(13,402)	$(643,864)	$—	$(50,671)	$614,128

(1)
Amounts are included in net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the consolidated statements of operations.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18. Fair Value of Financial Instruments (Continued)

        The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the year ended December 31, 2007 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available-For-Sale	Derivatives, net
Beginning balance as of January 1, 2007	$104,498	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	802
Included in other comprehensive loss	(1,576)	—
Net transfers into level 3	44,074	—
Purchases, sales, other settlements and issuances, net	(47,498)	—

Ending balance as of December 31, 2007	$99,498	$802

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$802

(1)
Amounts are included in net realized and unrealized (loss) gain on derivatives and foreign exchange in the consolidated statements of operations.

Note 19. Investment in Unconsolidated Affiliate

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

        In the second quarter of 2007, the three special purpose entities which KFH had previously consolidated were combined in one secured financing transaction, CLO 2007-1. Because the Company holds the majority of the subordinated interests in CLO 2007-1, the Company has determined that it is the primary beneficiary of CLO 2007-1 and therefore consolidates the accounts of CLO 2007-1 into these financial statements.

Note 20. Discontinued Operations

        In August 2007, the Company's board of directors approved a plan to exit its residential mortgage investment operations and sell the REIT Subsidiary. As of January 1, 2008, the REIT Subsidiary's

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 20. Discontinued Operations (Continued)

assets and liabilities consisted solely of those held by its two asset-backed commercial paper conduits (the "Facilities"). During March 2008, the Company entered into an agreement with the holders of the secured liquidity notes ("SLNs") issued by the Facilities (the "Noteholders") in order to terminate the Facilities. With respect to the agreement with the Noteholders, all of the RMBS funded by the SLNs have been transferred to the Noteholders in satisfaction of the SLNs and the Company has paid the Noteholders approximately $42.0 million in conjunction with this resolution. The Company had previously accrued $36.5 million for contingencies related to the resolution of the Facilities and as a consequence of this transaction, the Company recorded an incremental charge during the quarter ended March 31, 2008 of $5.5 million. The agreement with the Noteholders resulted in approximately $3.6 billion par amount of RMBS being transferred to the Noteholders in satisfaction of approximately $3.5 billion par amount of SLNs held by the Noteholders. Accordingly, the Company removed the RMBS and SLNs that related to the Facilities from its condensed consolidated financial statements as of March 31, 2008. Under the agreement with the Noteholders, the Company and its affiliates have been released from any future obligations or liabilities to the Noteholders.

        As of June 30, 2008, the Company substantially completed its plan to exit its residential mortgage investment operations through the sale of certain of its residential mortgage-backed securities in the third quarter of 2007 and the agreement with the Noteholders related to the Facilities described above. In addition, on June 30, 2008, the Company completed the sale of a controlling interest in the REIT Subsidiary to Rock Capital 2 LLC which did not result in a gain or loss. Accordingly, the REIT Subsidiary is presented as discontinued operations for financial statement purposes for all periods presented.

        The Company has determined that a sale or transfer of its remaining residential mortgage portfolio is no longer probable. As such, the Company's remaining residential mortgage investment operations, which were previously presented as discontinued operations, are presented as continuing operations and the associated prior period amounts presented in the Company's consolidated financial statements relating to the Company's existing residential mortgage assets and liabilities as of December 31, 2008 have been reclassified for comparative presentation.

        As of December 31, 2008, the Company's remaining residential mortgage portfolio consisted of $270.7 million of RMBS, of which $167.9 million represented interests in residential mortgage securitization trusts that were not structured as QSPEs. The Company consolidates these trusts because it is the primary beneficiary of these entities and therefore reported total assets of $2.6 billion and total liabilities of $2.5 billion for these trusts in continuing operations as of December 31, 2008. See Note 8 for further discussion.

  Borrowings

        As of December 31, 2007, $0.6 billion of residential mortgage loans and $3.0 billion of residential mortgage-backed securities were pledged as collateral for secured liquidity notes ("SLNs") issued by the Company's two asset-backed commercial paper conduits (the "Facilities") that are accounted for as subsidiaries of the REIT Subsidiary as the REIT Subsidiary is the primary beneficiary of these entities under FIN 46R. On October 18, 2007, the Company announced that it had consummated a restructuring of the Facilities (the "October Transaction"). Pursuant to the terms of the October Transaction, the maturity date of the SLNs issued by the Facilities was extended with approximately 50% of the principal balance due on February 15, 2008 (the "February Maturity Date") and the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 20. Discontinued Operations (Continued)

remaining principal balance due on March 13, 2008. On February 15, 2008, the Company entered into an Extension Amendment Agreement (the "Amendment Agreement") with the holders of the SLNs to allow for further discussions regarding the status of the Facilities. Pursuant to the Amendment Agreement, the February Maturity Date has been extended to March 3, 2008 (the "Extension Period"). The holders of a majority of the SLNs have the right to terminate the Extension Period upon one business day prior written notice. Upon the expiration or termination of the Extension Period without further agreement on modifications to the Facilities, the SLNs that were originally due and payable on the February Maturity Date would become immediately due and payable. In connection with the October Transaction, certain holders of the SLNs agreed to receive an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs. This resulted in SLN holders holding approximately $1.2 billion of SLNs receiving approximately $1.2 billion face value of mortgage-backed securities as payment-in-kind for the SLNs. In connection with the Amendment Agreement, certain holders of SLNs have been given the option during the Extension Period to receive an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs. Upon expiration or termination of the Extension Period, the remaining holders of SLNs have the right to receive at their election an in-kind distribution of the mortgage-backed securities serving as collateral for the Facilities in satisfaction of the outstanding principal amount of their SLNs.

        Summarized financial information for discontinued operations is as follows (amounts in thousands):

	As of December 31, 2008	As of December 31, 2007
Assets
Restricted cash	$—	$353
Trading securities, at fair value	—	3,043,193
Interest and principal receivable	—	3,734
Other assets	—	2,478

Assets of discontinued operations	$—	$3,049,758

	As of December 31, 2008	As of December 31, 2007
Liabilities
Asset-backed secured liquidity notes, at fair value	$—	$3,519,860
Accounts payable, accrued expenses and other	—	123,701
Accrued interest payable	—	522

Liabilities of discontinued operations	$—	$3,644,083

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 20. Discontinued Operations (Continued)

        The components of income (loss) from discontinued operations are as follows (amounts in thousands):

	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Net investment income (loss)	$16,795	$(13,838)	$10,808
Total other loss	(5,361)	(168,103)	—
Non-investment expenses	(8,766)	(135,714)	(1,102)

Income (loss) from discontinued operations	$2,668	$(317,655)	$9,706

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

        As of December 31, 2007, residential mortgage-backed securities which totaled $3.0 billion were valued utilizing level 2 inputs as described under SFAS No. 157. Asset-backed secured liquidity notes totaling $3.5 billion were valued using level 3 inputs. The estimated fair value of the asset-backed secured liquidity notes is derived from observable prices obtained for the assets collateralizing the asset-backed secured liquidity notes. None of the Company's financial assets or liabilities reflected as discontinued operations were valued under level 1.

        The following table presents information about the Company's assets and liabilities (including derivatives) included in discontinued operations measured at fair value on a recurring basis as of

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 20. Discontinued Operations (Continued)

December 31, 2007, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2007
Assets:
Residential mortgage-backed securities	$—	$3,043,193	$—	$3,043,193

Total	$—	$3,043,193	$—	$3,043,193

Liabilities:
Asset-backed secured liquidity notes, at fair value	$—	$—	$(3,519,860)	$(3,519,860)

Total	$—	$—	$(3,519,860)	$(3,519,860)

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 21. Summary of Quarterly Information (Unaudited)

        The following is a presentation of the quarterly results of operations for the years ended December 31, 2008 and December 31, 2007. Amounts have been adjusted to summarize the impact of the Company's plan to exit its residential mortgage investment operations, currently presented as discontinued operations.

	2008
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment (loss) income:
Total investment income	$227,870	$227,052	$225,428	$268,238
Interest expense	(121,106)	(118,105)	(128,037)	(154,065)
Interest expense to affiliates	23,018	(18,794)	(19,707)	(27,818)
Provision for loan losses	(471,488)	—	(10,000)	—

Net investment (loss) income	(341,706)	90,153	67,684	86,355

Other loss:
Total other loss	(815,576)	(23,923)	(9,327)	(58,011)

Non-investment expenses:
Related party management compensation	7,313	9,811	10,387	9,159
General, administrative, directors expenses and loan servicing	7,153	6,094	8,143	7,092
Professional services	3,835	1,335	1,071	1,857

Total non-investment expenses	18,301	17,240	19,601	18,108

(Loss) income from continuing operations before equity in income of unconsolidated affiliate and income tax (benefit) expense	(1,175,583)	48,990	38,756	10,236
Equity in income of unconsolidated affiliate	—	—	—	—

(Loss) income from continuing operations before income tax (benefit) expense	(1,175,583)	48,990	38,756	10,236
Income tax (benefit) expense	(9)	—	116	—

(Loss) income from continuing operations	(1,175,574)	48,990	38,640	10,236
(Loss) income from discontinued operations	—	—	(1,079)	3,747

Net (loss) income	$(1,175,574)	$48,990	$37,561	$13,983

Net (loss) income per common share:
Basic(1)
(Loss) income per share from continuing operations	$(7.85)	$0.33	$0.26	$0.09
Income per share from discontinued operations	$—	$—	$—	$0.03
Net (loss) income per share	$(7.85)	$0.33	$0.26	$0.12
Diluted(1)
(Loss) income per share from continuing operations	$(7.85)	$0.33	$0.26	$0.09
Income per share from discontinued operations	$—	$—	$—	$0.03
Net (loss) income per share	$(7.85)	$0.33	$0.26	$0.12
Weighted-average number of common shares outstanding:
Basic	149,708	149,612	146,025	115,048
Diluted	149,871	149,883	146,749	115,599

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 21. Summary of Quarterly Information (Unaudited) (Continued)

	2007
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment income:
Total investment income	$293,607	$240,828	$180,336	$157,602
Interest expense	(175,457)	(145,058)	(124,265)	(111,785)
Interest expense to affiliates	(31,535)	(21,148)	(8,256)	—
Provision for loan losses	—	(25,000)	—	—

Net investment income	86,615	49,622	47,815	45,817

Other income:
Total other income	8,105	3,052	37,861	12,994

Non-investment expenses:
Related party management compensation	13,197	4,925	15,114	19,299
General, administrative, directors expenses and loan servicing	6,794	6,571	6,930	9,345
Professional services	1,212	2,194	759	541

Total non-investment expenses	21,203	13,690	22,803	29,185

Income from continuing operations before equity in income of unconsolidated affiliate and income tax expense	73,517	38,984	62,873	29,626
Equity in income of unconsolidated affiliate	—	—	5,725	6,981

Income from continuing operations before income tax (benefit) expense	73,517	38,984	68,598	36,607
Income tax (benefit) expense	(989)	386	83	776

Income from continuing operations	74,506	38,598	68,515	35,831
(Loss) income from discontinued operations	(14,599)	(300,105)	(15,544)	12,593

Net income (loss)	$59,907	$(261,507)	$52,971	$48,424

Basic(1)
Income per share from continuing operations	$0.65	$0.44	$0.85	$0.45
(Loss) income per share from discontinued operations	$(0.13)	$(3.43)	$(0.19)	$0.15
Net income (loss) per share	$0.52	$(2.99)	$0.66	$0.60
Diluted(1)
Income per share from continuing operations	$0.65	$0.44	$0.84	$0.44
(Loss) income per share from discontinued operations	$(0.13)	$(3.42)	$(0.19)	$0.15
Net income (loss) per share	$0.52	$(2.98)	$0.65	$0.59
Weighted-average number of common shares outstanding:
Basic	114,466	87,443	80,241	80,239
Diluted	114,813	87,696	81,933	81,728

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.