Form 10-Q
period 2009-03-31
KKR Financial Holdings LLC
filed 2009-05-07
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The number of shares of the registrant’s common shares outstanding as of May 4, 2009 was 150,889,325.

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II.
OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$55,363	$41,430
Restricted cash and cash equivalents	378,832	1,233,585
Securities available-for-sale, $479,120 and $553,441 pledged as collateral as of March 31, 2009 and December 31, 2008, respectively	482,210	555,965
Corporate loans, net of allowance for loan losses of $507,762 and $480,775 as of March 31, 2009 and December 31, 2008, respectively	7,114,124	7,246,797
Residential mortgage-backed securities, at estimated fair value, $87,883 and $102,814 pledged as collateral as of March 31, 2009 and December 31, 2008, respectively	87,883	102,814
Residential mortgage loans, at estimated fair value	2,260,759	2,620,021
Corporate loans held for sale	259,901	324,649
Derivative assets	9,557	73,869
Interest and principal receivable	77,406	116,788
Reverse repurchase agreements	80,156	88,252
Other assets	104,027	110,912
Total assets	$10,910,218	$12,515,082
Liabilities
Collateralized loan obligation senior secured notes	$6,383,928	$7,487,611
Collateralized loan obligation junior secured notes to affiliates	627,301	655,313
Secured revolving credit facility	267,569	275,633
Convertible senior notes	291,500	291,500
Junior subordinated notes	288,671	288,671
Residential mortgage-backed securities issued, at estimated fair value	2,113,587	2,462,882
Accounts payable, accrued expenses and other liabilities	32,893	60,124
Accrued interest payable	29,750	61,119
Accrued interest payable to affiliates	3,106	3,987
Related party payable	3,025	2,876
Securities sold, not yet purchased	82,545	90,809
Derivative liabilities	93,123	171,212
Total liabilities	10,216,998	11,851,737
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common shares, no par value, 250,000,000 shares authorized, and 150,889,325 and 150,881,500 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Paid-in-capital	2,550,846	2,550,849
Accumulated other comprehensive loss	(225,928)	(268,782)
Accumulated deficit	(1,631,698)	(1,618,722)
Total shareholders’ equity	693,220	663,345
Total liabilities and shareholders’ equity	$10,910,218	$12,515,082

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)
(Amounts in thousands, except per share information)

	For the three	For the three
	months ended	months ended
	March 31, 2009	March 31, 2008
Net investment income:
Securities interest income	$28,852	$39,809
Loan interest income	129,204	216,537
Dividend income	261	816
Other interest income	356	11,076
Total investment income	158,673	268,238
Interest expense	(89,882)	(154,065)
Interest expense to affiliates	(5,805)	(27,818)
Provision for loan losses	(26,987)	—
Net investment income	35,999	86,355
Other loss:
Net realized and unrealized gain (loss) on derivatives and foreign exchange	12,396	(47,016)
Net realized and unrealized loss on investments	(60,204)	(13,759)
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(19,419)	(9,178)
Net realized and unrealized gain on securities sold, not yet purchased	1,437	6,986
Gain on debt restructuring	34,571	—
Other income	1,333	4,956
Total other loss	(29,886)	(58,011)
Non-investment expenses:
Related party management compensation	11,212	9,159
General, administrative and directors expenses	2,403	4,523
Professional services	3,385	1,857
Loan servicing	2,136	2,569
Total non-investment expenses	19,136	18,108
(Loss) income from continuing operations before income tax benefit	(13,023)	10,236
Income tax benefit	47	—
(Loss) income from continuing operations	(12,976)	10,236
Income from discontinued operations	—	3,747
Net (loss) income	$(12,976)	$13,983

Net (loss) income per common share:
Basic
(Loss) income per share from continuing operations	$(0.09)	$0.09
Income per share from discontinued operations	$—	$0.03
Net (loss) income per share	$(0.09)	$0.12
Diluted
(Loss) income per share from continuing operations	$(0.09)	$0.09
Income per share from discontinued operations	$—	$0.03
Net (loss) income per share	$(0.09)	$0.12

Weighted-average number of common shares outstanding:
Basic	149,714	115,048
Diluted	149,714	115,599

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)
(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2009	150,881	$2,550,849	$(268,782)	$(1,618,722)		$663,345
Net loss	—	—	—	(12,976)	$(12,976)	(12,976)
Net change in unrealized gain on cash flow hedges	—	—	9,047	—	9,047	9,047
Net change in unrealized gain on securities available-for-sale	—	—	33,807		33,807	33,807
Comprehensive income					$29,878
Grant of common shares	8	—	—	—		—
Amortization of restricted common shares	—	(3)	—	—		(3)
Balance at March 31, 2009	150,889	$2,550,846	$(225,928)	$(1,631,698)		$693,220

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(Amounts in thousands)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Cash flows from operating activities:
Net (loss) income	$(12,976)	$13,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized and unrealized loss (gain) on derivatives, foreign exchange, and securities sold, not yet purchased	(13,833)	50,710
Gain on debt restructuring	(34,571)	—
Provision for loan losses	26,987	—
Impairment on securities available-for-sale	33,764	—
Share-based compensation	(3)	640
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and liabilities at estimated fair value	11,012	(9,014)
Net realized loss on sales of investments	34,847	14,514
Depreciation and net amortization	(10,872)	(6,080)
Changes in assets and liabilities:
Interest and principal receivable	34,929	27,763
Other assets	(5,232)	(8,756)
Related party payable	149	(4,813)
Accounts payable, accrued expenses and other liabilities	(27,233)	(31,035)
Accrued interest payable	(31,368)	17,688
Accrued interest payable to affiliates	5,678	21,738
Net cash provided by operating activities	11,278	87,338
Cash flows from investing activities:
Principal payments from investments	248,254	544,309
Proceeds from sale of investments	320,570	280,658
Purchases of investments	(221,490)	(786,223)
Net proceeds, purchases, and settlements of derivatives	10,336	10,769
Net change in reverse repurchase agreements	8,096	54,929
Net reductions (additions) to restricted cash and cash equivalents	854,753	(15,494)
Net cash provided by investing activities	1,220,519	88,948
Cash flows from financing activities:
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	(8,064)	(359,522)
Net change in asset-backed secured liquidity notes	—	(136,596)
Repayment of residential mortgage-backed securities issued	(105,526)	(150,954)
Repayment of collateralized loan obligation senior secured notes	(1,104,037)	—
Issuance of collateralized loan obligation junior secured notes to affiliates	—	200,000
Issuance of subordinated notes to affiliates	—	15,177
Distributions on common shares	—	(57,620)
Other capitalized costs	(237)	(162)
Net cash used in financing activities	(1,217,864)	(489,677)
Net increase (decrease) in cash and cash equivalents	13,933	(313,391)
Cash and cash equivalents at beginning of period	41,430	524,080
Cash and cash equivalents at end of period	$55,363	$210,689
Supplemental cash flow information:
Cash paid for interest	$119,393	$172,505
Cash paid for income taxes	$227	$—
Non-cash investing and financing activities:
Net payable for securities purchased	$—	$22,596
Issuance of restricted common shares	$—	$15,939
Distributions of securities to the asset-backed secured liquidity noteholders	$—	$3,623,049

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries (the “Company” or “KKR Financial”) is a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. The Company invests in financial assets primarily consisting of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable and non-marketable equity securities, and credit default and total rate of return swaps. The corporate loans the Company invests in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of the Company’s corporate debt investments are held in collateralized loan obligation (“CLO”) transactions that the Company uses as long term financing for these investments. The Company’s CLO transactions are structured as on-balance sheet securitizations of corporate loans and high yield debt securities. The senior secured notes issued by the CLO transactions are generally owned by third party investors who are unaffiliated with the Company and the Company owns the majority of the mezzanine and subordinated notes in the CLO transactions.

The Company closely monitors its liquidity position and believes it has sufficient liquidity and access to liquidity to meet its financial obligations for at least the next 12 months. The Company believes that it is in compliance with the covenants contained in its borrowing agreements.

 KKR Financial Advisors LLC (the “Manager”), a wholly owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, manages the Company pursuant to a management agreement (the “Management Agreement”). Kohlberg Kravis Roberts & Co. (Fixed Income) LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information.

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

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”) and KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”), are entities established to complete secured financing transactions. These entities are VIEs and are not considered to be qualifying special-purpose entities (“QSPE”) as defined by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these condensed consolidated financial statements. Additionally, the Company is the primary beneficiary of six residential mortgage loan securitization trusts that are not considered to be QSPEs under SFAS No. 140 and the Company has therefore included the accounts of these entities in these condensed consolidated financial statements.

All inter-company balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

As defined in SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2007, assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset.

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

Residential Mortgage-Backed Securities

The Company carries its residential mortgage-backed securities at estimated fair value, with unrealized gains and losses reported in income.

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

Non-marketable Equity Securities

Non-marketable equity securities consist primarily of private equity investments. These investments are accounted for under either the cost method or at fair value if the fair value option of accounting has been elected under SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. The Company reviews its investments accounted for under the cost method on a quarterly basis for possible other-than-temporary impairment. The Company reduces the carrying value of the investment and recognizes a loss when the Company considers a decline in estimated fair value below the cost basis of the security to be other-than-temporary. Non-marketable equity securities are included in other assets on the condensed consolidated balance sheets.

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

Residential Mortgage Loans

The Company carries its residential mortgage loans at estimated fair value, with unrealized gains and losses reported in income.

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

Residential Mortgage-Backed Securities Issued

The Company carries its residential mortgage-backed securities issued at estimated fair value, with unrealized gains and losses reported in income.

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

Derivative Financial Instruments

The Company recognizes all derivatives on the condensed consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, the Company records changes in the estimated fair value of the derivative and, to the extent that it is effective, changes in the fair value of the hedged asset or liability attributable to the hedged risk, in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive (loss) income. The Company subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in current period non-net investment income.

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

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain expenses incurred on the Company’s behalf. See Note 14 to these condensed consolidated financial statements for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

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

Income Taxes

The Company intends to continue to operate in order to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes. Therefore, the Company is not subject to United States federal income tax at the entity level, but is subject to limited state income taxes. Holders of the Company’s shares will be required to take into account their allocable share of each item of the Company’s income, gain, loss, deduction, and credit for the taxable year of the Company ending within or with their taxable year.

KKR TRS Holdings, Ltd. (“TRS Ltd.”), KKR Financial Holdings, Ltd. (“KFH Ltd.”), and KFN PEI VII, LLC (“PEI VII”) are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in PEI VII, a domestic taxable corporate subsidiary, because PEI VII is taxed as a regular corporation under the Internal Revenue Code of 1986, as amended (the “Code”). Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are foreign subsidiaries of the Company that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd. and KFH Ltd. are foreign corporate subsidiaries that were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will generally be required to include their current taxable income in the Company’s calculation of its taxable income allocable to shareholders.

Earnings Per Share

In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), the Company presents both basic and diluted earnings (loss) per common share in its condensed consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings (loss) per share (“Diluted EPS”) reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, and the potential dilution of convertible senior notes using the if-converted method, if they are not anti-dilutive. See Note 3 to these condensed consolidated financial statements for earnings (loss) per common share computations.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial statements. The applicable additional disclosures required by SFAS No. 161 have been incorporated in the Company’s notes to condensed consolidated financial statements beginning with the first quarter of 2009.

In January 2009, the FASB issued Financial Accounting Standards Board’s Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 also reiterates and emphasizes the related guidance and disclosure requirements in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 is effective for all periods ending after December 15, 2008 and retroactive application is not permitted. The Company has taken this FSP into consideration when evaluating its investments for other-than-temporary impairment.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. The Company will adopt this FSP beginning the second quarter of 2009 and does not believe that its adoption will have a material impact on its financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance on identifying circumstances that indicate a transaction is not orderly as well as for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted, and shall be applied prospectively. The Company will adopt this FSP beginning the second quarter of 2009 and is currently evaluating the potential impact of this FSP on its financial statements.

Furthermore, in April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted, and shall be applied prospectively. The Company will adopt this FSP beginning the second quarter of 2009.

Note 3. Earnings per Share

The Company calculates basic net income per common share by dividing net income for the period by the weighted-average number of shares of its common shares outstanding for the period. Diluted net income per common share is calculated by dividing net income by the weighted-average number of common shares plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the assumed exercise of outstanding common share options and assumed vesting of outstanding restricted common shares using the treasury stock method, as well as the assumed conversion of convertible senior notes using the if-converted method, if they are not anti-dilutive.

The following table presents a reconciliation of basic and diluted net income per common share, as well as the distributions declared per common share for the three months ended March 31, 2009 and 2008 (amounts in thousands, except per share information):

	Three months ended March 31, 2009(1)	Three months ended March 31, 2008(1)
(Loss) income from continuing operations	$(12,876)	$10,030
Income from discontinued operations	—	3,747
Net (loss) income	$(12,876)	$13,777
Basic:
Basic weighted-average shares outstanding	149,714	115,048
(Loss) income per share from continuing operations	$(0.09)	$0.09
Income per share from discontinued operations	$—	$0.03
Net (loss) income per share	$(0.09)	$0.12
Diluted:
Basic weighted-average shares outstanding	149,714	115,048
Dilutive effect of restricted common shares using the treasury method	—	551
Diluted weighted-average shares outstanding(2)	149,714	115,599
(Loss) income per share from continuing operations	$(0.09)	$0.09
Income per share from discontinued operations	$—	$0.03
Net (loss) income per share	$(0.09)	$0.12
Distributions declared per common share	—	$0.50

(1)                                  Effective January 1, 2009, the Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. According to this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. In accordance with this FSP, the Company has calculated earnings per share and determined that the adoption had an immaterial effect on consolidated results of operations and earnings per share for all periods presented. No dividend was declared on common shares in the first quarter of 2009.

(2)                                  Potential anti-dilutive common shares excluded from diluted (loss) income earnings per share for the three months ended March 31, 2009 and 2008 were 9,403,236 and 9,677,430, respectively, related to convertible debt securities.

Note 4. Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. As of March 31, 2009, the Company had securities sold, not yet purchased with an amortized cost of $77.2 million and an accumulated net unrealized loss of $5.3 million. As of December 31, 2008, the Company had securities sold, not yet purchased with an amortized cost basis of $97.3 million and an accumulated net unrealized gain of $6.5 million.

For the three months ended March 31, 2009, the Company had net realized and unrealized gains on short security sales of $1.4 million compared to net realized and unrealized gains on short security sales of $7.0 million for the three months ended March 31, 2008.

Note 5. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of March 31, 2009, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate securities	$635,408	$3,738	$(160,026)	$479,120
Common and preferred stock	2,542	548	—	3,090
Total	$637,950	$4,286	$(160,026)	$482,210

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2009 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate securities	$202,315	$(104,280)	$112,654	$(55,746)	$314,969	$(160,026)

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

During the quarter ended March 31, 2009, the Company recognized a loss totaling $33.8 million for securities that it determined to be other-than-temporarily impaired, which are excluded from the table above. These securities were determined to be other-than-temporarily impaired either due to management’s determination that recovery in value is no longer likely or because the Company has decided to sell the respective security in response to specific credit concerns regarding the issuer. The charges relating to the impairment of these securities were recognized in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2008, which are carried at estimated fair value (amounts in thousands):

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

As of December 31, 2008, the Company recognized a loss totaling $460.4 million for securities that it determined to be other-than-temporarily impaired, which are excluded from the table above. These securities were determined to be other-than-temporarily impaired either due to management’s determination that recovery in value is no longer likely or because the Company has decided to sell the respective security in response to specific credit concerns regarding the issuer. The charges relating to the impairment of these securities were recognized in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

During the three months ended March 31, 2009, the Company had gross realized gains and losses from the sales of securities available-for-sale of $1.0 million and $5.8 million, respectively. During the three months ended March 31, 2008, the Company had gross realized gains and losses from the sales of securities available-for-sale of $2.2 million and $11.3 million, respectively.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under secured financing transactions as of March 31, 2009 (amounts in thousands):

	Corporate Securities	Common and Preferred Stock
Pledged as collateral for borrowings under secured revolving credit facility	$74,974	$—
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	404,146	—
Total	$479,120	$—

The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under secured financing transactions as of December 31, 2008 (amounts in thousands):

	Corporate Securities	Common and Preferred Stock
Pledged as collateral for borrowings under secured revolving credit facility	$93,764	$—
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	459,677	—
Total	$553,441	$—

Note 6. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31, 2009				December 31, 2008
	Principal	Unamortized Discount	Lower of Cost or Fair Value Adjustment	Net Carrying Value	Principal	Unamortized Discount	Lower of Cost or Fair Value Adjustment	Net Carrying Value
Corporate loans(1)	$7,963,994	$(342,108)	$—	$7,621,886	$7,983,449	$(255,877)	$—	$7,727,572
Corporate loans held for sale	308,121	(7,438)	(40,782)	259,901	472,669	(10,751)	(137,269)	324,649
Total corporate loans	$8,272,115	$(349,546)	$(40,782)	$7,881,787	$8,456,118	$(266,628)	$(137,269)	$8,052,221

(1)                                  Excludes allowance for loan losses of $507.8 million and $480.8 million as of March 31, 2009 and December 31, 2008, respectively.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the quarters ended March 31, 2009 and 2008 (amounts in thousands).

	March 31, 2009	March 31, 2008
Balance at beginning of period	$480,775	$25,000
Provision for loan losses	26,987	—
Charge-offs	—	—
Balance at end of period	$507,762	$25,000

As of March 31, 2009 and December 31, 2008, the Company had an allowance for loan loss of $507.8 million and $480.8 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

As of March 31, 2009, the allocated component of the allowance for loan losses totaled $425.1 million and relates to investments in loans issued by thirteen issuers with an aggregate par amount of $927.0 million and an aggregate amortized cost amount of $772.1 million. As of December 31, 2008, the allocated component of the allowance for loan losses totaled $320.6 million and relates to investments in loans issued by eleven issuers with an aggregate par amount of $828.2 million and an aggregate amortized cost amount of $715.4 million. The unallocated component of the allowance for loan losses totaled $82.7 million and $160.2 million as of March 31, 2009 and December 31, 2008, respectively. There were no charge-offs during the three months ended March 31, 2009 and the Company recorded a charge-off during the year ended December 31, 2008 totaling $25.7 million relating to one investment in a corporate loan.

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

As of March 31, 2009 and December 31, 2008, the Company had $772.1 million and $358.0 million of loans on non-accrual status, respectively.  The average recorded investment in the impaired loans during the first three months of 2009 and 2008 was $565.2 million and nil, respectively. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $2.1 million and nil for the three months ended 2009 and 2008, respectively.

During the three months ended March 31, 2009, the Company held investments that were in default with a total amortized cost of $749.0 million from twelve issuers. During the year ended December 31, 2008, the Company held investments that were in default with a total amortized cost of $312.7 million from three issuers. All corporate loan and debt securities in default during 2009 and 2008 are included in the investments for which the allocated component of the Company’s allowance for losses or other-than-temporary impairments are related to as of March 31, 2009 and December 31, 2008, respectively.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the carrying value of corporate loans pledged as collateral under secured financing transactions as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	As of March 31, 2009	As of December 31, 2008
Pledged as collateral for borrowings under secured revolving credit facility	$212,588	$182,899
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	7,622,747	7,816,154
Total	$7,835,335	$7,999,053

Note 7. Residential Mortgage-Backed Securities

As of March 31, 2009 and December 31, 2008, residential mortgage-backed securities (“RMBS”) totaled $87.9 million and $102.8 million, respectively.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged RMBS. The following table summarizes the estimated fair value of RMBS pledged as collateral under secured financing transactions as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	As of March 31, 2009	As of December 31, 2008
Pledged as collateral for borrowings under secured revolving credit facility	$82,401	$96,651
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	5,482	6,163
Total	$87,883	$102,814

Note 8. Residential Mortgage Loans

The following table summarizes the Company’s residential mortgage loans as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	As of March 31, 2009	As of December 31, 2008
Residential mortgage loans, at estimated fair value(1)	$2,260,759	$2,620,021

(1)           Excludes real estate owned (“REO”) by the Company as a result of foreclosure on delinquent loans of $11.2 million and $10.8 million as of March 31, 2009 and December 31, 2008, respectively. REO is recorded within other assets on the Company’s condensed consolidated balance sheets.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged residential mortgage loans. The following table summarizes the estimated fair value of residential mortgage loans pledged as collateral for a secured revolving credit facility as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	As of March 31, 2009	As of December 31, 2008
Pledged as collateral for borrowings under secured revolving credit facility	$158,392	$167,933
Pledged as collateral for residential mortgage-backed securities issued	2,102,367	2,452,088
	$2,260,759	$2,620,021

The following is a reconciliation of carrying amounts of residential mortgage loans for the periods ended March 31, 2009 and December 31, 2008 (amounts in thousands):

	2009	2008
Beginning balance	$2,620,021	$3,921,323
Principal payments	(113,727)	(666,900)
Transfers to REO	(427)	(3,594)
Net unrealized loss/unamortized premium	(245,108)	(630,808)
Ending balance	$2,260,759	$2,620,021

As of March 31, 2009, thirty-six of the residential mortgage loans owned by the Company with an outstanding balance of $11.2 million (not included in the table above) were REO as a result of foreclosure on delinquent loans. As of December 31, 2008, thirty-three of the residential mortgage loans owned by the Company with an outstanding balance of $10.8 million (not included in the table above) were REO as a result of foreclosure on delinquent loans.

The following table summarizes the delinquency statistics of the residential mortgage loans, excluding REOs, as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	March 31, 2009		December 31, 2008
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	85	$33,812	93	$37,282
60 to 89 days	40	14,475	41	15,654
90 days or more	106	43,477	76	29,803
In foreclosure	86	32,036	67	22,841
Total	317	$123,800	277	$105,580

As of March 31, 2009 and December 31, 2008, the loss exposure or uncollected principal amount related to the Company’s delinquent residential mortgage loans in the table above exceeded their fair value by $11.3 million and $4.0 million, respectively.

Note 9. Residential Mortgage-Backed Securities Issued

Residential mortgage-backed securities issued (“RMBS Issued”) consists of the senior tranches of six residential mortgage loan securitization trusts that the Company consolidates under GAAP (see Note 2) and for which the Company reports the debt issued by these trusts that it does not hold on its condensed consolidated balance sheets. The following table summarizes the Company’s RMBS Issued as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	March 31, 2009		December 31, 2008
Description	Outstanding	Estimated Fair Value	Outstanding	Estimated Fair Value
Residential mortgage-backed securities issued	$3,049,448	$2,113,587	$3,154,974	$2,462,882

The Company carries these securities at estimated fair value with changes in estimated fair value reflected in net (loss) income. As of March 31, 2009 and December 31, 2008, the weighted average coupon of the RMBS Issued was 3.5% and 3.4%, respectively, and the weighted average years to maturity were 26.5 years and 26.8 years as of March 31, 2009 and December 31, 2008, respectively.

Note 10. Borrowings

Certain information with respect to the Company’s borrowings as of March 31, 2009 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Secured revolving credit facility(2)	$267,569	3.50%	224	$408,608
CLO 2005-1 senior secured notes	832,174	1.48	2,948	689,033
CLO 2005-2 senior secured notes	799,890	1.56	3,162	671,390
CLO 2006-1 senior secured notes	707,092	1.61	3,434	640,927
CLO 2007-1 senior secured notes	2,280,402	1.77	4,428	1,521,852
CLO 2007-1 junior secured notes to affiliates(3)	440,668	—	4,428	292,996
CLO 2007-A senior secured notes	1,203,580	1.96	3,120	884,638
CLO 2007-A junior secured notes to affiliates(4)	96,204	—	3,120	70,711
CLO 2009-1 senior secured notes	560,790	5.49	2,946	596,794
CLO 2009-1 junior secured notes to affiliates (5)	90,429	—	2,946	96,235
Convertible senior notes	291,500	7.00	1,202	—
Junior subordinated notes	288,671	5.78	10,028	—
Total	$7,858,969			$5,873,184

(1)           Collateral for borrowings consists of RMBS, securities available-for-sale, and corporate and residential mortgage loans.

(2)           Calculated weighted average remaining maturity based on the maturity date of November 10, 2009 as $150.0 million of the senior secured revolving credit facility matures in November 2009 with the remaining maturity in November 2010.

(3)           CLO 2007-1 junior secured notes to affiliates consist of (x) $254.1 million of mezzanine notes with a weighted average borrowing rate of 6.14% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(4)           CLO 2007-A junior secured notes to affiliates consist of (x) $81.1 million of mezzanine notes with a weighted average borrowing rate of 7.26% and (y) $15.1 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(5)           CLO 2009-1 junior secured notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2009-1.

The indentures governing the Company’s CLO transactions include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests (“OC Tests”) which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC test is brought back into compliance. Due to the failure of OC Tests during the first quarter of 2009, CLO 2005-2 senior secured notes were paid down by $9.0 million, CLO 2006-1 senior secured notes were paid down by $8.9 million, CLO 2007-1 senior secured notes were paid down by $40.6 million and CLO 2007-A senior secured notes were paid down by $9.8 million.

Due to the failure of OC Tests during 2008, CLO 2006-1 senior secured notes were paid down by $12.1 million and CLO 2007-1 senior secured notes were paid down by $53.6 million.

Certain information with respect to the Company’s borrowings as of December 31, 2008 is summarized in the following table (dollar amounts in thousands):

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

(4)           Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from Wayzata Funding LLC (“Wayzata”). Note that the $125.0 million outstanding is included in collateralized loan obligation junior secured notes to affiliates on the condensed consolidated balance sheets.

On May 9, 2008, the FASB issued FSP APB14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies the accounting for convertible debt instruments which may be settled in cash, and in particular specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company has assessed this FSP in relation to its convertible senior notes and determined that it does not have a material impact on its condensed consolidated financial statements for the periods presented.

On March 31, 2009, the Company completed the restructuring of Wayzata, its market value CLO transaction. As a result of the restructuring, substantially all of Wayzata’s assets have been transferred to CLO 2009-1, a newly formed special purpose company, which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. CLO 2009-1 has been structured as a cash flow transaction and does not contain the market value provisions contained in Wayzata. The portfolio manager of the CLO is an affiliate of the Manager. The notes issued by CLO 2009-1 are secured by the same collateral that secured the Wayzata facility, consisting primarily of senior secured leveraged loans. As was the case with Wayzata, the Company and an affiliate of the Manager currently own all of the subordinated notes issued by the CLO. The subordinated notes entitle the Company to receive a pro rata portion of all excess cash flows from the portfolio after all senior obligations of CLO 2009-1 have been paid in full or otherwise satisfied, including all outstanding principal of the senior notes and interest thereon accruing at a rate of 3-month LIBOR plus 4.25%.

The restructuring of Wayzata and the formation of CLO 2009-1 outlined above qualified as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring. Prior to the restructuring on March 31, 2009, an affiliate of the Manager held an aggregate par amount of $125.0 million of subordinated notes issued by Wayzata (the “Wayzata Subordinated Notes”). In connection with the restructuring, the Wayzata Subordinated Notes were exchanged for $30.9 million par amount of junior notes issued by CLO 2009-1 (the “CLO 2009-1 Junior Notes”). In accordance with GAAP, the portion of the CLO 2009-1 Junior Notes held by the affiliate of the Manager are carried at $90.4 million which represents the total future cash payments that the affiliate of the Manager may receive from the CLO 2009-1 Junior Notes. The exchange by the affiliate of the Manager of Wayzata Subordinated Notes for CLO 2009-1 Junior Notes is treated under SFAS No. 15 as a modification of terms of the Wayzata Subordinated Notes. Accordingly, the Company has recognized a gain on debt restructuring totaling $34.6 million, or $0.23 per diluted common share, which reflects the difference between the Company’s carrying amount of interest in the Wayzata Subordinated Notes held by the affiliate of the Manager, or $125.0 million, and the carrying value of the portion of the CLO 2009-1 Junior Notes held by the same affiliate of the Manager, or $90.4 million. The Wayzata Subordinated Notes and CLO 2009-1 Junior Notes are included in collateralized loan obligation junior secured notes to affiliates on the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of March 31, 2009 and December 31, 2008 (amounts in thousands):

	As of March 31, 2009		As of December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(69,053)	$383,333	$(77,668)
Fair Value Hedges:
Interest rate swaps	32,000	(3,486)	32,000	(2,915)
Free-Standing Derivatives:
Interest rate swaps	122,420	974	106,074	274
Credit default swaps—long	51,000	(8,796)	53,500	(9,782)
Credit default swaps—short	—	—	222,650	69,972
Total rate of return swaps	136,447	(3,205)	207,524	(77,224)
Total	$725,200	$(83,566)	$1,005,081	$(97,343)

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. During the three months ended March 31, 2009 and 2008, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations from its cash flow and fair value hedges.

Note 12. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	As of March 31, 2009	As of December 31, 2008
Net unrealized losses on available-for-sale securities	$(158,628)	$(192,435)
Net unrealized losses on cash flow hedges	(67,300)	(76,347)
Accumulated other comprehensive loss	$(225,928)	$(268,782)

The components of other comprehensive income (loss) were as follows (amounts in thousands):

	Three months ended March 31, 2009	Three months ended March 31, 2008
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$28,946	$(84,108)
Reclassification adjustments for losses realized in net (loss) income	4,861	9,149
Unrealized gains (losses) on securities available-for-sale	33,807	(74,959)
Unrealized gains (losses) on cash flow hedges	9,047	(18,237)
Other comprehensive income (loss)	$42,854	$(93,196)

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of March 31, 2009, the 2007 Share Incentive Plan authorizes a total of 8,464,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On February 19, 2008, the Compensation Committee of the board of directors granted the Manager 1,097,000 restricted common shares that vest on February 19, 2011. On July 2, 2008, the Compensation Committee of the Board of Directors granted 38,349 restricted common shares to the Company’s directors pursuant to the 2007 Share Incentive Plan.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2009	1,097,000	66,282	1,163,282
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Forfeited	—	—	—
Unvested shares as of March 31, 2009	1,097,000	66,282	1,163,282

Pursuant to SFAS No. 123(R), the Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $0.88 and $12.66 per share at March 31, 2009 and March 31, 2008, respectively. There were $1.0 million and $14.7 million of total unrecognized compensation costs related to unvested restricted common shares granted as of March 31, 2009 and 2008, respectively. These costs are expected to be recognized over three years from the date of grant.

The following table summarizes common share option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2009	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2009	1,932,279	$20.00

As of March 31, 2009 and December 31, 2008, 1,932,279 common share options were exercisable. As of March 31, 2009, the common share options were fully vested and expire in August 2014. For the three months ended March 31, 2009 and 2008, the components of share-based compensation expense are as follows (amounts in thousands):

	Three months ended March 31, 2009	Three months ended March 31, 2008
Restricted shares granted to Manager	$(140)	$462
Restricted shares granted to certain directors	137	178
Total share-based compensation expense	$(3)	$640

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

For the three months ended March 31, 2009, the Company incurred $3.6 million in base management fees. For the three months ended March 31, 2008, the Company incurred $7.4 million in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $0.5 million for the three months ended March 31, 2008 (see Note 13). Effective January 1, 2009, the Manager has agreed to defer 50% of the monthly base management fee payable by the Company for the period from January 1, 2009 through November 30, 2009. The aggregate amount of fees otherwise payable during the deferral period will be payable to the Manager upon the earlier of (x) December 15, 2009 and (y) the date of any termination of the Management Agreement pursuant to either Section 13(a) or Section 15(b) thereof. Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the condensed consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statements of operations, non-investment expense category based on the nature of the expense.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended March 31, 2009 and 2008.

No incentive fees were earned or paid to the Manager during the three months ended March 31, 2009 and 2008.

An affiliate of the Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. The collateral manager has permanently waived fees of $8.7 million for the three months ended March 31, 2008. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and effective January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata. In addition, beginning January 1, 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO fees received by the Manager. For the three months ended March 31, 2009, the Manager permanently waived reimbursement of $2.3 million in allocable general and administrative expenses. For the three months ended March 31, 2008, the Company reimbursed the Manager $2.5 million for expenses.

The Company has invested in corporate loans and debt securities of entities that are affiliates of KKR. As of March 31, 2009, the aggregate par amount of these affiliated investments totaled $3.4 billion, or approximately 35% of the total investment portfolio, and consisted of 24 issuers. The total $3.4 billion in investments were comprised of $2.7 billion of corporate loans, $587.4 million of corporate debt securities available for sale, and $75.5 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the condensed consolidated balance sheet). As of December 31, 2008, the aggregate par amount of these affiliated investments totaled $3.3 billion, or approximately 35% of the total investment portfolio, and consisted of 23 issuers. The total $3.3 billion in investments were comprised of $2.6 billion of corporate loans, $587.3 million of corporate debt securities available for sale, and $92.4 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the condensed consolidated balance sheet).

Note 15. Fair Value Disclosure

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009

Assets:
Securities available-for-sale	$3,090	$403,070	$76,050	$482,210
Residential mortgage-backed securities	—	—	87,883	87,883
Residential mortgage loans	—	—	2,260,759	2,260,759
Non-marketable securities	—	—	5,287	5,287
Total	$3,090	$403,070	$2,429,979	$2,836,139

Liabilities:
Derivatives, net	$—	$(81,335)	$(2,231)	$(83,566)
Residential mortgage-backed securities issued	—	—	(2,113,587)	(2,113,587)
Securities sold, not yet purchased	(2,172)	(80,373)	—	(82,545)
Total	$(2,172)	$(161,708)	$(2,115,818)	$(2,279,698)

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2009
Loans held for sale	$—	$259,901	$—	$259,901
REO	—	—	11,221	11,221
Total	$—	$259,901	$11,221	$271,122

Loans held for sale were classified as level 2 given that the assets were valued using quoted prices and other observable inputs in an active market.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

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

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Loans held for sale	$—	$219,199	$105,450	$324,649
REO	—	—	10,794	10,794
Total	$—	$219,199	$116,244	$335,443

Loans held for sale of $105.5 million were transferred into level 3 as of December 31, 2008 given that they were valued based on the estimated sale price. REO of $10.8 million were transferred into level 3 as of December 31, 2008 as there was little market activity for these assets and the valuation of REOs required management’s judgment.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended March 31, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Non- Marketable Securities	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2009	$89,109	$102,814	$2,620,021	$5,287	$(76,950)	$(2,462,882)
Total gains or losses (realized and unrealized):
Included in earnings	(6,156)	(7,369)	(252,653)	—	7,428	243,768
Included in other comprehensive loss	1,881	—	—	—	—	—
Net transfers in and/or out of level 3	—	—	(427)	—	—	—
Purchases, sales, other settlements and issuances, net	(8,784)	(7,562)	(106,182)	—	67,291	105,527
Ending balance as of March 31, 2009	$76,050	$87,883	$2,260,759	$5,287	$(2,231)	$(2,113,587)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(6,800)	$(248,213)	$—	$36,718	$244,001

(1)           Amounts are included in net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended March 31, 2008 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available-For-Sale	Derivatives, net
Beginning balance as of January 1, 2008	$99,498	$802
Total gains or losses (realized and unrealized):
Included in earnings	—	764
Included in other comprehensive loss	(3,504)	—
Net transfers out of level 3	—	—
Purchases, sales, other settlements and issuances, net	(17,340)	(517)
Ending balance as of March 31, 2008	$78,654	$1,049
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date (1)	$—	$764

(1)   Amounts are included in net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

Note 16. Discontinued Operations

The Company is the successor to KKR Financial Corp. (the “REIT Subsidiary”), a Maryland corporation. On May 4, 2007, the company completed a restructuring transaction (the “Restructuring Transaction”), pursuant to which the REIT Subsidiary became a subsidiary of the Company. In August 2007, the Company’s board of directors approved a plan to exit its residential mortgage investment operations and sell the REIT Subsidiary. As of January 1, 2008, the REIT Subsidiary’s assets and liabilities consisted solely of those held by its two asset-backed commercial paper conduits (the “Facilities”). During March 2008, the Company entered into an agreement with the holders of the secured liquidity notes (“SLNs”) issued by the Facilities (the “Noteholders”) in order to terminate the Facilities. With respect to the agreement with the Noteholders, all of the RMBS funded by the SLNs have been transferred to the Noteholders in satisfaction of the SLNs and the Company has paid the Noteholders approximately $42.0 million in conjunction with this resolution. The Company had previously accrued $36.5 million for contingencies related to the resolution of the Facilities and as a consequence of this transaction, the Company recorded an incremental charge during the quarter ended March 31, 2008 of $5.5 million. The agreement with the Noteholders resulted in approximately $3.6 billion par amount of RMBS being transferred to the Noteholders in satisfaction of approximately $3.5 billion par amount of SLNs held by the Noteholders. Accordingly, the Company removed the RMBS and SLNs that related to the Facilities from its condensed consolidated financial statements as of March 31, 2008. Under the agreement with the Noteholders, the Company and its affiliates have been released from any future obligations or liabilities to the Noteholders.

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

The Company has determined that a sale or transfer of its remaining residential mortgage portfolio is no longer probable. As such, the Company’s remaining residential mortgage investment operations, which were previously presented as discontinued operations, are presented as continuing operations and the associated prior period amounts presented in the Company’s condensed consolidated financial statements relating to the Company’s existing residential mortgage assets and liabilities as of March 31, 2009 have been reclassified for comparative presentation.

As of March 31, 2009, the Company’s remaining residential mortgage portfolio consisted of $246.3 million of RMBS, of which $158.4 million represented interests in residential mortgage securitization trusts that were not structured as QSPEs. The Company consolidates these trusts because it is the primary beneficiary of these entities and therefore reported total assets of $2.3 billion and total liabilities of $2.1 billion for these trusts in continuing operations as of March 31, 2009. See Note 8 to these condensed consolidated financial statements for further discussion.

The components of income from discontinued operations are as follows (amounts in thousands):

Three months ended March 31, 2008
Net investment income	$16,795
Total other loss	(5,361)
Non-investment expenses	(7,687)
Income from discontinued operations	$3,747

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

Executive Overview

We are a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. We invest in financial assets consisting primarily of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable and non-marketable equity securities and credit default and total rate of return swaps. The majority of our investments are in senior secured loans of large capitalization companies. The corporate loans we invest in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for these investments. The senior secured notes issued by the CLO transactions are generally owned by unaffiliated third party investors and we own the majority of the mezzanine and subordinated notes in the CLO transactions. Our CLO transactions consist of six cash flow CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A” and, together with CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-1, the “Cash Flow CLOs”) and KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”).

In addition to our Cash Flow CLOs, a portion of our assets were previously held in Wayzata Funding LLC (“Wayzata”), a market value CLO transaction. On March 31, 2009, we completed the restructuring of Wayzata and replaced it with CLO 2009-1. As a result of the restructuring, substantially all of Wayzata’s assets have been transferred to CLO 2009-1, a newly formed special purpose company, which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. CLO 2009-1 has been structured as a cash flow transaction and does not contain the market value provisions contained in Wayzata. The portfolio manager of CLO 2009-1 is an affiliate of KKR Financial Advisors LLC (our “Manager”). The notes issued by CLO 2009-1 are secured by the same collateral that secured the Wayzata notes, consisting primarily of senior secured leveraged loans. As was the case with Wayzata, we and an affiliate of our Manager currently own all of the subordinated notes issued by CLO 2009-1. The subordinated notes entitle us to receive a pro rata portion of all excess cash flows from the portfolio after all senior obligations of CLO 2009-1 have been paid in full or otherwise satisfied, including all outstanding principal of the senior notes and interest thereon accruing at a rate of 3-month LIBOR plus 4.25%.

Liquidity

Asset price declines, due in significant part to material credit spread widening and deteriorating economic conditions, have negatively impacted our liquidity. As described above, we own a majority of the mezzanine and subordinated notes issued by the Cash Flow CLOs and therefore have historically received a majority of our cash flows from our investments in these entities. The indentures governing the Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In addition to the portfolio profile tests, the indentures for the Cash Flow CLOs include over-collateralization tests (“OC Tests”) which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. During the first quarter of 2009, certain of our Cash Flow CLOs failed certain of their respective OC Tests as a result of significant asset price declines and rating downgrades of certain investments that occurred during 2008. Accordingly, the cash flows we would generally expect to receive from our investments in the mezzanine and subordinated notes issued by the Cash Flow CLOs were used to amortize the most senior class of notes. During the first quarter of 2009, the amount of cash that was paid to reduce the principal balances outstanding of the senior notes issued by the Cash Flow CLOs totaled $68.3 million. We expect that the majority of our Cash Flow CLOs will be out of compliance with their respective OC Tests during 2009 and as a result, will not be cash flow positive during  2009.

In addition, as described above under “Executive Overview,” all of the interest and principal cash proceeds received from the investments held in CLO 2009-1 will be used to pay down all of the senior notes outstanding prior to us receiving any cash flows from this transaction. Accordingly, during 2009, we do not expect to receive any cash flows from the investments held in CLO 2009-1.

As of March 31, 2009, we had approximately $847.7 million of total recourse debt outstanding. Of this amount, up to $150.0 million of the $267.6 million currently outstanding on our $300.0 million senior secured revolving credit facility matures in November 2009 with the remainder maturing in November 2010. The actual amount of the borrowings outstanding as of November 2009 will be dependent upon the fair value of the assets pledged to the senior secured credit facility and as a result, the actual amount by which we will pay down outstanding borrowings may be in excess of the $150.0 million that will be available under this facility in November 2009. Based on the estimated fair value of the assets pledged to this facility as of March 31, 2009, the actual amount of outstanding borrowings that we would be required to pay off would be $167.9 million.

Under our $100.0 million unsecured revolving credit agreement with our Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of our Manager (the “Standby Agreement”), all principal outstanding is due in December 2010. We currently have no borrowings outstanding under this facility. In addition to these amounts, we have $291.5 million principal amount of convertible notes due to mature in July 2012 and have approximately $35.7 million in derivative liabilities related to total rate of return swaps through which we have financed certain loan investments. The majority of this amount matures during the fourth quarter of 2009.

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers, including those treated as partnerships or disregarded entities for United States federal income tax purposes, and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of taxable income from us during such year. We expect this to be the case as we do not expect to make any cash distributions to shareholders during 2009 and potentially thereafter.

Investment Portfolio

Overview

As discussed above, the majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. On an unconsolidated basis, our investment portfolio primarily consists of the following as of March 31, 2009: (i) mezzanine and subordinated tranches of CLO transactions, totaling a par amount of $1.4 billion; (ii) corporate loans with an aggregate par amount of $401.0 million and an estimated fair value of $113.5 million; (iii) corporate debt securities with an aggregate par amount of $130.8 million and an estimated fair value of $75.0 million; (iv) residential mortgage-backed securities (“RMBS”) with a par amount of $326.7 million and estimated fair value of $246.3 million; (v) non-marketable equity securities with an aggregate cost basis of $22.8 million; (vi) marketable equity securities with an aggregate estimated fair value of $3.1 million. In addition, we hold other investments including loan investments financed under total rate of return swaps that are accounted for as derivative transactions, credit default swaps, shorts on equity and debt instruments, and interest rate swaps.

As our condensed consolidated financial statements in this Quarterly Report on Form 10-Q are presented to reflect the consolidation of the CLOs we hold investments in, the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the CLOs on a consolidated basis consistent with the disclosures in our condensed consolidated financial statements.

Corporate Debt Investments

Our investments in corporate debt primarily consist of investments in below investment grade corporate loans, often referred to as syndicated bank loans or leveraged loans, and corporate debt securities. As of March 31, 2009, our corporate debt investments, excluding investments held through total rate of return swaps, had an aggregate par balance of $9.2 billion, an aggregate net amortized cost of $8.5 billion and an aggregate estimated fair value of $5.6 billion. Included in these amounts is $7.7 billion par amount or $4.8 billion estimated fair value of investments held in our Cash Flow CLOs which have aggregate senior notes outstanding totaling $5.8 billion and an aggregate of $536.9 million of mezzanine and subordinated notes outstanding that are held by an affiliate of our Manager. In addition to the investments held by our Cash Flow CLOs, they had an aggregate principal cash balances totaling $175.9 million as of March 31, 2009.

As of March 31, 2009, CLO 2009-1 held investments with an aggregate par balance of $1.0 billion and an estimated fair value of $693.0 million. CLO 2009-1 also had an aggregate principal cash balance of $0.1 million and senior notes outstanding totaling $560.8 million and subordinated notes outstanding to an affiliate of our Manager totaling $90.4 million as of March 31, 2009.

RMBS Investments

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $246.3 million as of March 31, 2009. Of the $246.3 million of RMBS investments we hold, $158.4 million are in six residential mortgage-backed securitization trusts that we consolidate under GAAP as we hold the majority of the risk of loss on these transactions. This results in us reflecting the financial position and results of these trusts in our condensed consolidated financial statements. Consolidation of these six entities does not impact our net assets or net income; however, it does result in us showing the condensed consolidated assets, liabilities, revenues and expenses on our condensed consolidated financial statements. On our condensed consolidated balance sheet as of March 31, 2009, the $246.3 million of RMBS is computed as our investments in RMBS of $87.9 million, plus $158.4 million, which represents the difference between residential mortgage loans of $2.3 billion less residential mortgage-backed securities issued of $2.1 billion plus $11.2 million of real estate owned that is included in other assets on our condensed consolidated balance sheet.

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

Fair Value of Financial Instruments

As defined in SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2007, assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that we believe market participants would use in pricing the asset or liability at the measurement date.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended March 31, 2009, share-based compensation was immaterial. As of March 31, 2009, substantially all of the non-vested restricted common shares issued that are subject to SFAS No. 123(R) are subject to remeasurement. As of March 31, 2009, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.1 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of March 31, 2009, the common share options were fully exercised and expire in August 2014. As of March 31, 2009, future unamortized share-based compensation totaled $1.0 million, of which $0.5 million, $0.4 million, and $0.1 million will be recognized in 2009, 2010, and beyond, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of March 31, 2009, the estimated fair value of our net derivative liabilities totaled $83.6 million.

Impairments

We evaluate our investment portfolio for impairment as of each quarter end or more frequently if we become aware of any material information that would lead us to believe that an investment may be impaired. We evaluate whether the investment is considered impaired and whether the impairment is other-than-temporary. If we make a determination that the impairment is other-than-temporary, we recognize an impairment loss equal to the difference between the amortized cost basis and the estimated fair value of the investment. We consider many factors in determining whether the impairment of an investment is other-than-temporary, including but not limited to the length of time the security has had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the loss, the intent and our financial ability to hold the investment for a period of time sufficient for a recovery in its estimated fair value, recent events specific to the issuer or industry, external credit ratings and recent downgrades in such ratings. This process involves a considerable amount of subjective judgments by our management. As of March 31, 2009, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $160.0 million, which if not recovered may result in the recognition of future losses. During the three months ended March 31, 2009, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $33.8 million.

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

The unallocated component of our allowance for loan losses is determined in accordance with SFAS No. 5, Accounting for Contingencies. This component of the allowance for loan losses represents our estimate of losses inherent, but unidentified, in our portfolio as of the balance sheet date. The unallocated component of the allowance for loan losses is estimated based upon a review of the our loan portfolio’s risk characteristics, risk grouping of loans in the portfolio based upon estimated probability of default and severity of loss based on loan type, and consideration of general economic conditions and trends.

As of March 31, 2009, our allowance for loan losses totaled $507.8 million.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact on our financial statements. The applicable additional disclosures required by SFAS No. 161 have been incorporated in our notes to condensed consolidated financial statements beginning with the first quarter of 2009.

In January 2009, the FASB issued Financial Accounting Standards Board’s Staff Position (“FSP”) EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 also reiterates and emphasizes the related guidance and disclosure requirements in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 is effective for all periods ending after December 15, 2008 and retroactive application is not permitted. We have taken this FSP into consideration when evaluating our investments for other-than-temporary impairment.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted. We will adopt this FSP beginning the second quarter of 2009 and do not believe that its adoption will have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transaction That Are Not Orderly, which provides additional guidance on identifying circumstances that indicate a transaction is not orderly as well as for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted, and shall be applied prospectively. We will adopt this FSP beginning the second quarter of 2009 and are currently evaluating the potential impact of this FSP on our financial statements.

Furthermore, in April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted, and shall be applied prospectively. We will adopt this FSP beginning the second quarter of 2009.

Results of Operations

Summary

Our net loss for the three months ended March 31, 2009 totaled $13.0 million (or $(0.09) per diluted common share) as compared to net income of $14.0 million (or $0.12 per diluted common share) for the three months ended March 31, 2008. Loss from continuing operations for the three months ended March 31, 2009 totaled $13.0 million (or $(0.09) per diluted common share) compared to income from continuing operations of $10.2 million (or $0.09 per diluted common share) for the three months ended March 31, 2008. The decrease in income from continuing operations of $23.2 million from the three months ended March 31, 2008 to 2009 is primarily due to a decline in net investment income attributable to lower interest rates and a smaller investment portfolio between the two periods, as well as an increase in realized losses on investments, provision for loan losses and other-than-temporary impairments on corporate debt and marketable equity securities recorded in the first quarter of 2009, partially offset by a gain on debt restructuring.

Net Investment Income

The following table presents the components of our net investment income for the three months ended March 31, 2009 and 2008:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Investment Income:
Corporate loans and securities interest income	$105,184	$199,360
Residential mortgage loans and securities interest income	39,001	48,204
Other interest income	356	11,076
Dividend income	261	816
Net discount accretion	13,871	8,782
Total investment income	158,673	268,238
Interest Expense:
Repurchase agreements	—	28,969
Collateralized loan obligation senior secured notes	46,415	74,517
Secured revolving credit facility	3,942	2,634
Secured demand loan	—	323
Convertible senior notes	5,246	5,388
Junior subordinated notes	4,441	5,755
Residential mortgage-backed securities issued	25,859	34,431
Other interest expense	1,242	749
Interest rate swaps	2,737	1,299
Total interest expense	(89,882)	(154,065)
Interest expense to affiliates	(5,805)	(27,818)
Provision for loan loss	(26,987)	—
Net investment income	$35,999	$86,355

The decrease in net investment income from the three months ended March 31, 2008 to 2009 is primarily attributable to a decline in interest rates, a provision for loan loss recorded in the first quarter of 2009, as well as a smaller investment portfolio.

Other Loss

The following table presents the components of other loss for the three months ended March 31, 2009 and 2008:

Comparative Other Loss Components

(Amounts in thousands)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swaps	$475	$3,795
Credit default swaps	7,980	13,289
Total rate of return swaps	6,953	(62,625)
Common stock warrants	—	(688)
Foreign exchange(1)	(3,012)	(787)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	12,396	(47,016)
Net realized loss on residential loans carried at estimated fair value	(8,407)	(755)
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(11,012)	(8,423)
Net realized loss on investments(2)	(26,440)	(13,759)
Net realized and unrealized gain on securities sold, not yet purchased	1,437	6,986
Impairment on securities available-for-sale	(33,764)	—
Gain on debt restructuring	34,571	—
Other income	1,333	4,956
Total other loss	$(29,886)	$(58,011)

(1)                                  Includes foreign exchange contracts and foreign exchange gain or loss.

(2)                                  Includes lower of cost or estimated fair value adjustment to corporate loans held for sale.

As presented in the table above, other loss totaled $29.9 million for the three months ended March 31, 2009 as compared to $58.0 million for the three months ended March 31, 2008. Total other loss for the three months ended March 31, 2009 primarily consists of net realized losses on investments totaling $26.4 million, realized and unrealized losses on residential loans and residential mortgage-backed securities and residential mortgage-backed securities issued totaling $19.4 million, and a loss from other-than-temporary impairments on securities available-for-sale totaling $33.8 million. The losses were partially offset by net gains on credit default swaps totaling $8.0 million and a gain on debt restructuring totaling $34.6 million. The gain on debt restructuring reflects the reduction of the reported amount of debt held by an affiliate of our Manager upon the replacement of Wayzata with CLO 2009-1 on March 31, 2009.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three months ended March 31, 2009 and 2008:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
Related party management compensation:
Base management fees	$3,625	$7,433
Share-based compensation	(140)	462
CLO management fees	7,727	1,264
Related party management compensation	11,212	9,159
Professional services	3,385	1,857
Loan servicing expense	2,136	2,569
Insurance expense	303	161
Directors expenses	304	401
General and administrative expenses	1,796	3,961
Total non-investment expenses	$19,136	$18,108

As presented in the table above, our non-investment expenses increased from 2008 to 2009 by approximately $1.0 million. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fee decreased by $3.8 million from March 31, 2008 to 2009 due to the fact that effective January 1, 2009, the Manager agreed to defer 50% of the monthly base management fee payable by us for the period from January 1, 2009 through November 30, 2009. The aggregate amount of fees otherwise payable during the deferral period will be payable to the Manager upon the earlier of (x) December 15, 2009 and (y) the date of any termination of the Management Agreement pursuant to either Section 13(a) or Section 15(b) thereof.

Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of nil were earned by the Manager during the three months ended March 31, 2009 and 2008.

An affiliate of our Manager has entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and effective January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata. Accordingly, CLO management fees increased $6.5 million from March 31, 2008 to 2009. In addition, beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO fees received by our Manager. For the three months ended March 31, 2009, the Manager permanently waived reimbursement of $2.3 million in allocable general and administrative expenses. For the three months ended March 31, 2008, we reimbursed our Manager $2.5 million for expenses.

General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. Professional fees increased by $1.5 million primarily due to expenses associated with CLO 2009-1. The decrease in general and administrative expenses of $2.2 million was primarily attributable to the rebated CLO fees reducing the general and administrative expenses otherwise reimbursable to our Manager.

Income Tax Provision

We intend to continue to operate so that we qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state income taxes. Holders of our shares are required to take into account their allocable share of each item of our income, gain, loss, deduction and credit for our taxable year end ending within or with their taxable year.

KKR TRS Holdings, Ltd. (“TRS Ltd.”), KKR Financial Holdings, Ltd. (“KFH Ltd.”), and KFN PEI VII, LLC (“PEI VII”) are not consolidated with us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in PEI VII, a domestic taxable corporate subsidiary, because PEI VII is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. Those subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd. and KFH Ltd. are our foreign subsidiaries and are taxed as corporations for United States federal income tax purposes. These entities were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the quarter ended March 31, 2009 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

We own both REIT and domestic taxable corporate subsidiaries, none of which are expected to incur a 2009 federal or state tax liability.

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

The tables below summarize the carrying value, amortized cost and estimated fair value of our corporate investment portfolio as of March 31, 2009 and December 31, 2008, stratified by type. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for securities, amortized cost for loans held for investment, and the lower of amortized cost or estimated fair value for loans held for sale. Estimated fair values set forth in the tables below are based on dealer quotes and/or nationally recognized pricing services.

Corporate Loans

Our corporate loan portfolio totaled approximately $7.9 billion as of March 31, 2009 and $8.1 billion as of December 31, 2008. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and mezzanine loans.

The following table summarizes our corporate loans portfolio stratified by type as of March 31, 2009 and December 31, 2008:

Corporate Loans

(Amounts in thousands)

	March 31, 2009			December 31, 2008
	Carrying Value (1)	Amortized Cost	Estimated Fair Value	Carrying Value(1)	Amortized Cost	Estimated Fair Value
Senior secured	$7,056,631	$7,056,631	$4,803,475	$7,147,665	$7,147,665	$4,627,121
Second lien	596,806	596,806	261,836	655,371	655,371	361,196
Mezzanine	228,350	228,350	103,179	249,185	249,185	109,266
Total	$7,881,787	$7,881,787	$5,168,490	$8,052,221	$8,052,221	$5,097,583

(1)

Total carrying value excludes allowance for loan losses of $507.8 million and $480.8 million as of March 31, 2009 and December 31, 2008, respectively, and includes loans held for sale of $259.9 million and $324.6 million as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, $7.8 billion, or 98.4%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.6%, was fixed rate. As of December 31, 2008, $7.9 billion, or 98.6%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.4%, was fixed rate. Fixed and floating percentages were calculated based on the portfolio mix as a percentage of estimated fair value.

All of our floating rate corporate loans have index reset frequencies of twelve months or less with the majority being quarterly. The weighted-average coupon on our floating rate corporate loans was 3.4% and 4.6% as of March 31, 2009 and December 31, 2008, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate loan portfolio was 2.9% as of March 31, 2009 and December 31, 2008. The weighted-average years to maturity of our floating rate corporate loans was 4.8 years and 5.1 years as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, our fixed rate corporate loans had a weighted-average coupon of 13.8% and weighted-average years to maturity of 6.2 years, as compared to 13.7% and weighted-average years to maturity of 6.4 years as of December 31, 2008.

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

As of March 31, 2009 and December 31, 2008, we had $772.1 million and $358.0 million of loans on non-accrual status, respectively. The average recorded investment in the impaired loans during the first three months of 2009 and 2008 was $565.2 million and nil, respectively. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $2.1 million and nil for 2009 and 2008, respectively.

During the three months ended March 31, 2009, we held investments that were in default with a total amortized cost of $749.0 million from twelve issuers. During the year ended December 31, 2008, we held investments that were in default with a total amortized cost of $312.7 million from three issuers. All corporate loan and debt securities in default during 2009 and 2008 are included in the investments for which the allocated component of our allowance for losses or other-than-temporary impairments are related to as of March 31, 2009 and December 31, 2008, respectively.

The following table summarizes the changes in our allowance for loan losses for the quarters ended March 31, 2009 and 2008 (amounts in thousands):

	March 31, 2009	March 31, 2008
Balance at beginning of period	$480,775	$25,000
Provision for loan losses	26,987	—
Charge-offs	—	—
Balance at end of period	$507,762	$25,000

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

As of March 31, 2009, the allocated component relates to investments in loans issued by thirteen issuers with an aggregate par amount of $927.0 million and an aggregate amortized cost amount of $772.1 million. As of December 31, 2008, the allocated component relates to investments in loans issued by eleven issuers with an aggregate par amount of $828.2 million and an aggregate amortized cost amount of $715.4 million. The amount recorded to the allocated component of our allowance for loan losses reflects significant deterioration in the credit performance of these issuers as demonstrated by default, bankruptcy or a material deterioration of the issuer such that default or restructuring is considered likely to occur.

The unallocated component of the allowance for loan losses totaled $82.7 million and $160.2 million as of March 31, 2009 and December 31, 2008, respectively. There were no charge-offs during the three months ended March 31, 2009 and we recorded a charge-off during the year ended December 31, 2008 totaling $25.7 million relating to one investment in a corporate loan.

We recorded a $14.0 million charge to earnings during the three months ended March 31, 2009 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had an estimated fair value of $259.9 million as of March 31, 2009. We had no corporate loans held for sale during the three months ended March 31, 2008.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) ratings category as of March 31, 2009 and December 31, 2008:

Corporate Loans

(Amounts in thousands)

Ratings Category	As of March 31, 2009	As of December 31, 2008
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	2,329,920	2,885,285
B1/B+ through B3/B-	4,644,937	4,580,280
Caa1/CCC+ and lower	1,212,259	957,104
Non-rated	84,999	33,449
Total	$8,272,115	$8,456,118

Corporate Debt Securities

Our corporate debt securities portfolio totaled $479.1 million and $553.4 million as of March 31, 2009 and December 31, 2008, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated notes.

The following table summarizes our corporate debt securities portfolio stratified by type as of March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$34,484	$39,079	$34,484	$57,641	$75,127	$57,641
Senior unsecured	341,700	443,577	341,700	400,357	503,897	400,357
Subordinated	102,936	152,752	102,936	95,443	163,450	95,443
Total	$479,120	$635,408	$479,120	$553,441	$742,474	$553,441

As of March 31, 2009, $431.4 million, or 90.0%, of our corporate debt securities portfolio was fixed rate and $47.7 million, or 10.0%, was floating rate. As of December 31, 2008, $494.6 million, or 89.4%, of our corporate debt securities portfolio was fixed rate and $58.8 million, or 10.6%, was floating rate.

As of March 31, 2009, our fixed rate corporate debt securities had a weighted-average coupon of 10.0% and weighted-average years to maturity of 7.0 years, as compared to 10.3% and 6.8 years, as of December 31, 2008. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted-average coupon on our floating rate corporate debt securities was 4.9% and 7.0% as of March 31, 2009 and December 31, 2008, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate debt securities was 3.6% as of March 31, 2009 and December 31, 2008. The weighted-average years to maturity of our floating rate corporate debt securities was 4.4 years and 4.5 years as of March 31, 2009 and December 31, 2008, respectively.

During the three months ended March 31, 2009, we recorded impairment losses totaling $33.8 million for corporate debt and equity securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value is no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer. There were no recorded impairment losses for corporate debt and equity securities during the three months ended March 31, 2008.

The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody’s and Standard & Poor’s ratings category as of March 31, 2009 and December 31, 2008:

Corporate Debt Securities

(Amounts in thousands)

Ratings Category	As of March 31, 2009	As of December 31, 2008
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	30,000	37,500
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	32,000	32,000
B1/B+ through B3/B-	388,419	408,856
Caa1/CCC+ and lower	461,579	734,303
Non-Rated	6,816	6,816
Total	$918,814	$1,219,475

Residential Mortgage Investment Summary

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $246.3 million as of March 31, 2009. The $246.3 million of RMBS is comprised of $228.7 million of RMBS that are rated investment grade or higher and $17.6 million of RMBS that are rated below investment grade. Of the $246.3 million of RMBS investments we hold, $158.4 million are in six residential mortgage-backed securitization trusts that are not structured as qualifying special-purpose entities as defined by SFAS No. 140. Accordingly, as we own the first loss securities in these trusts, we are deemed to be the primary beneficiary of these entities and as such, consolidate these trusts in accordance with GAAP. This results in us reflecting the financial position and results of these trusts in our condensed consolidated financial statements. Consolidation of these six entities does not impact our net assets or net income; however, it does result in us showing the condensed consolidated assets, liabilities, revenues and expenses on our condensed consolidated financial statements. On our condensed consolidated balance sheet as of March 31, 2009, the $246.3 million of RMBS is computed as our investments in RMBS of $87.9 million, plus $158.4 million, which represents the difference between residential mortgage loans of $2.3 billion less residential mortgage-backed securities issued of $2.1 billion plus $11.2 million of real estate owned that is included in other assets on our condensed consolidated balance sheet. The $246.3 million of RMBS as of March 31, 2009 represents a decrease of 9.0% from $270.7 million as of December 31, 2008.

As our condensed consolidated financial statements included in this quarterly report are presented to reflect the consolidation of the aforementioned residential mortgage securitization trusts, the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our residential mortgage portfolio presented on a consolidated basis consistent with the disclosures in our condensed consolidated financial statements.

The table below summarizes the carrying value, amortized cost, and estimated fair value of our residential mortgage investment portfolio as of March 31, 2009 and December 31, 2008. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for residential mortgage-backed securities and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes, nationally recognized pricing services and/or management’s judgment when relevant observable inputs do not exist.

Residential Mortgage Investment Portfolio

(Dollar amounts in thousands)

	March 31, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Residential Mortgage Loans(1)	$2,260,759	$3,259,964	$2,260,759	$2,620,021	$3,371,014	$2,620,021
Residential Mortgage-Backed Securities	87,883	117,718	87,883	102,814	125,849	102,814
Total	$2,348,642	$3,377,682	$2,348,642	$2,722,835	$3,496,863	$2,722,835

(1)	Excludes real estate owned (“REO”) as a result of foreclosure on delinquent loans of $11.2 million and $10.8 million as of March 31, 2009 and December 31, 2008, respectively.

As of March 31, 2009, thirty-six of our residential mortgage loans with an outstanding balance of $11.2 million were REO as a result of foreclosure on delinquent loans. As of December 31, 2008, thirty-three of our residential mortgage loans owned by us with an outstanding balance of $10.8 million were REO as a result of foreclosure on delinquent loans.

The following table summarizes the delinquency statistics of our residential mortgage loans, excluding REOs, as of March 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	March 31, 2009		December 31, 2008
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	85	$33,812	93	$37,282
60 to 89 days	40	14,475	41	15,654
90 days or more	106	43,477	76	29,803
In foreclosure	86	32,036	67	22,841
Total	317	$123,800	277	$105,580

Portfolio Purchases

We purchased $311.2 million and $739.1 million par amount of investments during the three months ended March 31, 2009 and March 31, 2008, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount of the securities and loans that were purchased:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	Three months ended March 31, 2009		Three months ended March 31, 2008
	Par Amount	%	Par Amount	%
Securities:
Corporate Debt Securities	$1,563	0.5%	$43,000	5.8%
Marketable Equity Securities	—	—	1,527	0.2
Total Securities Principal Balance	1,563	0.5	44,527	6.0
Loans:
Corporate Loans	309,626	99.5	694,573	94.0
Grand Total Principal Balance	$311,189	100.0%	$739,100	100.0%

The schedule above excludes purchases of securities sold, not yet purchased, with a par amount of nil and $34.4 million as of March 31, 2009 and 2008, respectively.

Shareholders’ Equity

Our shareholders’ equity at March 31, 2009 and December 31, 2008 totaled $693.2 million and $663.3 million, respectively. Included in our shareholders’ equity as of March 31, 2009 and December 31, 2008 is accumulated other comprehensive loss totaling $(225.9) million and $(268.8) million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three months ended March 31, 2009 was $691.5 million and (7.6)%, respectively, and for the three months ended March 31, 2008, were $1.6 billion and 3.6%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of March 31, 2009 and December 31, 2008 was $4.59 and $4.40, respectively, and is computed based on 150,889,325 and 150,881,500 shares issued and outstanding as March 31, 2009 and December 31, 2008, respectively.

Liquidity and Capital Resources

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of March 31, 2009, we had unrestricted cash and cash equivalents totaling $55.4 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. Current market economic conditions have had a material adverse impact on our cash flows and liquidity. During the first quarter of 2009, certain of our Cash Flow CLOs were out of compliance with certain compliance tests (specifically, OC Tests) outlined in their respective indentures and as a result, the cash flows we would generally expect to receive from our Cash Flow CLO holdings was paid to the senior note holders of the Cash Flow CLOs that were out of compliance with their respective OC Tests. During the first quarter of 2009, the amount of cash that was paid to reduce the principal balances outstanding of the senior notes issued by our Cash Flow CLOs totaled $68.3 million. Based on our current market conditions, most notably the market values of corporate loans, we expect that the majority of our Cash Flow CLOs will be out of compliance with their respective OC Tests during 2009 and as a result, we expect that the majority of the cash flows that we would generally expect to receive will be used to reduce the principal balances of the senior notes issued by our Cash Flow CLOs.

In addition, as previously described under “Executive Overview,” all of the interest and principal cash proceeds received from the investments held in CLO 2009-1 will be used to pay down all of the senior notes outstanding prior to us receiving any cash flows from this transaction. Accordingly, we do not expect to receive any cash flows from the investments held in CLO 2009-1 during 2009.

As of March 31, 2009, we had approximately $847.7 million of total recourse debt outstanding. Included in this amount is $267.6 million outstanding under our $300.0 million senior secured credit facility. Under the terms of this credit facility, the aggregate commitment amount is reduced from $300.0 million to $150.0 million in November 2009 and we are required to pay down the outstanding balance to at least $150.0 million by November 2009. The actual amount of the borrowings outstanding as of November 2009 will be dependent upon the fair value of the assets pledged to the senior secured credit facility and as a result the actual amount by which we will pay down outstanding borrowings to may be in excess of the $150.0 million that will be available under this facility in November 2009. Based on the estimated fair value of the assets pledged to this facility as of March 31, 2009, the actual amount of outstanding borrowings that we would be required to pay off would be $167.9 million.

In addition to the $847.7 million of total recourse debt outstanding, we have a standby unsecured revolving credit agreement (the “Standby Agreement”) that has been provided by our Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of our Manager. Under the Standby Agreement, through which we have a $100.0 million unsecured revolving credit facility from our Manager, all principal outstanding is due in December 2010. We currently have no borrowings outstanding under this facility. In addition to these amounts, we have $291.5 million principal amount of convertible notes due to mature in July 2012. We also have approximately $35.7 million in derivative liabilities related to total rate of return swaps through which we have financed certain loan investments. The majority of this amount matures during the fourth quarter of 2009. Based on our current liquidity and access to liquidity through the Standby Agreement, we believe that we are able to meet our obligations for at least the next 12 months.

The credit governing our senior secured credit facility contains negative covenants that restrict our ability, among other things, to pay dividends to our shareholders or make certain other restricted payments, including a prohibition on distributions to our shareholders in an amount in excess of what would be required to pay all federal, state and local income taxes arising from the taxable income and gain that our shareholders incur in connection with the ownership of our common shares. We do not currently expect that any cash distributions will be made during 2009.

Sources of Funds

Cash Flow CLO Transactions

As of March 31, 2009, we had six CLO transactions outstanding, CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1. An affiliate of our Manager owns a 37% interest in junior notes of both CLO 2007-1 and CLO 2007-A, and a 20% interest in junior notes of CLO 2009-1. The aggregate par amount of the junior notes in CLO 2007-1, CLO 2007-A and CLO 2009-1 held by the affiliate of our Manager is $627.3 million, which is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheet. In accordance with GAAP, we consolidate each of these CLO transactions. We utilize CLOs to fund our investments in corporate loans and corporate debt securities. The indentures governing our Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include OC Tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO transaction.

If an asset is in default, the indenture for each Cash Flow CLO transaction defines the value used to determine the collateral value, which value is generally the lower of market value of the asset or the recovery value proscribed for the asset based on its type and rating by Standard & Poor’s or Moody’s.

A discount obligation is an asset with a purchase price of less than a particular percentage of par. The discount obligation amounts are specified in each Cash Flow CLO transaction and are generally set at a purchase price of less than 80% of par for corporate loans and 75% of par for corporate debt securities.

The indenture for each Cash Flow CLO transaction specifies a CCC-threshold for the percentage of total assets in the CLO that can be rated CCC. All assets in excess of the CCC threshold specified for the respective CLO are included in the OC Tests at market value and not par.

Defaults of assets in Cash Flow CLOs, ratings downgrade of assets in Cash Flow CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the OC ratio such that a Cash Flow CLO is not in compliance. If a Cash Flow CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. Declines in asset prices, particularly in the corporate loan and high yield securities asset classes during the fourth quarter of 2008, have been of a historic magnitude and have therefore increased the risk of failing the OC Tests on all CLO transactions. Accordingly, we expect that one or more of our CLO transactions will be out of compliance with the OC Tests for periods of time. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. As of the date we filed this Quarterly Report on Form 10-Q, we believe that we are or will be failing one or more of the OC Tests for each of our Cash Flow CLO transactions.

The following table summarizes several of the material tests and metrics for each of our Cash Flow CLOs. This information is based on the March 2009 monthly reports which are prepared by the independent third-party trustee for each Cash Flow CLO transaction:

•                  Investments: The par value of the investments in each CLO plus principal cash in the CLO.

•                  Senior interest coverage (“IC”) ratio minimum: Minimum required ratio of interest income earned on investments to interest expense on the senior debt issued by the CLO per the respective CLO’s indenture.

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

•                  Senior OC Test minimum: Minimum senior OC requirement per the respective CLO’s indenture.

•                  Actual senior OC Test: Actual senior OC amount as of December 2008 report date.

•                  Actual cushion / (excess): Dollar amount that OC test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated OC requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated OC amount as of December 2008 report date.

•                  Subordinated cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,044,686	$1,001,880	$1,049,516	$3,481,974	$1,528,917
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	394.4%	351.8%	319.3%	417.7%	265.7%
CCC amount	$110,722	$132,804	$257,152	$825,205	$278,892
CCC percentage of portfolio	10.6%	13.3%	24.5%	23.7%	18.2%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	124.1%	125.0%	138.3%	138.2%	118.2%
Cushion / (Excess)	$36,408	$14,858	$(30,197)	$(412,587)	$(17,449)
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual OC Test	104.7%	103.1%	104.4%	98.6%	102.6%
Cushion / (Excess)	$(13,374)	$(34,414)	$(80,203)	$(595,228)	$(97,035)

As reflected in the table above, each of our cash flow CLO transactions are in compliance with their respective IC ratio tests based on the March 2009 monthly reports for the respective CLOs. Based on the March 2009 monthly reports, CLO 2005-1 and CLO 2005-2 are in compliance with their respective senior OC Tests and none of the CLOs are in compliance with their respective subordinated OC Tests.

The indenture governing CLO 2009-1 does not contain the portfolio and coverage tests that apply to the Cash Flow CLOs. This is due to CLO 2009-1 having a turbo amortization feature whereby all principal and interest cash flows are paid to the senior note holders prior to the subordinated note holders receiving any cash payments.

Off-Balance Sheet Commitments

As of March 31, 2009, we had committed to purchase corporate loans with aggregate commitments totaling $141.1 million. This amount reflects unsettled trades as of March 31, 2009.

We participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of March 31, 2009, we had unfunded financing commitments totaling $40.3 million.

Partnership Tax Matters

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and, in some cases, state, local and foreign income taxation, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers, including those treated as partnerships or disregarded entities for United States federal income tax purposes, and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of taxable income from us during such year. We expect this to be the case as we do not expect to make any cash distributions to shareholders during 2009 and potentially thereafter.

Qualifying Income Exception

We intend to continue to operate so that we qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for United States federal income tax purposes. In general, if a partnership is “publicly traded” (as defined in the Code), it will be treated as a corporation for United States federal income purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for United States federal income tax purposes, so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code. We refer to this exception as the “qualifying income exception.” Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the “conduct of a financial or insurance business” nor based, directly or indirectly, upon “income or profits” of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

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

Our 1940 Act Status

We are organized as a holding company that conducts its operations primarily through majority-owned subsidiaries and we intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” (within the meaning of the 1940 Act) having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities” are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the 1940 Act (a “fund”). The 1940 Act defines a “majority-owned subsidiary” of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority-owned subsidiary of that person. We are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue collateralized loan obligations or “CLOs”, as majority-owned for purposes of the 40% test.

We monitor our holdings regularly to confirm our continued compliance with the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. In order for us to satisfy the 40% test, securities issued to us by those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other “investment securities” that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of U.S. government securities and cash items. However, most of our subsidiaries rely on exceptions provided by provisions of, and rules and regulations promulgated under, the 1940 Act (other than Section 3(c)(1) or Section 3(c)(7) of the 1940 Act) to avoid being defined and regulated as an investment company. In order to conform to these exceptions, our subsidiaries may be limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary’s compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under 1940 Act, while KKR Financial Holdings II, LLC, or “KFH II,” our subsidiary that is taxed as a real estate investment trust or “REIT,” for United States federal income tax purposes, generally relies on Section 3(c)(5)(C) of the 1940 Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. We do not treat our interests in majority-owned subsidiaries that rely on Section 3(c)(5)(C) of, or Rule 3a-7 under, the 1940 Act as investment securities when calculating our 40% test.

We sometimes refer to our subsidiaries that rely on Rule 3a-7 under the 1940 Act as “CLO subsidiaries.” Rule 3a-7 under the 1940 Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by mutual funds. Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary’s relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the 1940 Act and the CLO subsidiary’s relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the 1940 Act, as our “REIT subsidiary.” Section 3(c)(5)(C) of the 1940 Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the Securities and Exchange Commission (“SEC”) has not promulgated rules to address precisely what is required for a company to be considered to be “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” the SEC’s Division of Investment Management, or the “Division,” has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the 1940 Act if, among other things, at least 55% of the company’s assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans (collectively, “qualifying real estate assets”), and at least 25% of the company’s assets consist of real estate-related assets (reduced by the excess of the company’s qualifying real estate assets over the required 55%), leaving no more than 20% of the company’s assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division’s interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate on which we retain the right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the U.S. government or by a federally chartered entity, that represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets, because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance where our REIT subsidiary’s investment in non-agency mortgage- backed securities is the “functional equivalent” of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets will be classified as real estate- related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate- related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the 1940 Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the 1940 Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the 1940 Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the 1940 Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our management agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company (“RIC”) under applicable tax rules. Because our eligibility for RIC status would depend on our investments and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See “Partnership Tax Matters—Qualifying Income Exception.”

We have not requested approval or guidance from the SEC or its staff with respect to our 1940 Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of subsidiary with Section 3(c)(5)(C) of, or Rule 3a-7 under, the 1940 Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our investments in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the 1940 Act pursuant to Rule 3a-7 or Section 3(c)(5)(C), or with our determination that one or more of our other investments do not constitute investment securities for purposes of the 40% test, we and/or one or more of our subsidiaries would need to adjust our investment strategies or investments in order for us to continue to pass the 40% test or register as an investment company, which could have a material adverse effect on us. Moreover, we may be required to adjust our investment strategy and investments if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the 1940 Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen investment strategy, which could have a material adverse effect on us.

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

The table below summarizes the potential impact on our liquidity position under different stress scenarios as applied to our investments held through total rate of return swap agreements (amounts in thousands):

	Impact on liquidity due to (decrease) increase in fair value of investments
	-10.0%	-7.5%	-5.0%	-2.5%	0.0%	2.5%	5.0%	7.5%	10.0%
Total rate of return swaps	$(5,882)	$(4,411)	$(2,941)	$(1,470)	$—	$1,470	$2,941	$4,411	$5,882

As discussed above in “Liquidity and Capital Resources,” current market conditions have had a material adverse impact on our cash flows from CLOs as a result of our CLOs being out of compliance with their OC Tests. However, based on our current liquidity and access to liquidity, we believe that we are able to meet our obligations for at least the next 12 months. As of March 31, 2009, we had unencumbered cash and cash equivalents totaling $55.4 million.

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

The following table summarizes the estimated net fair value of our derivative instruments held at March 31, 2009 and December 31, 2008 (amounts in thousands):

Derivative Fair Value

	As of March 31, 2009		As of December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(69,053)	$383,333	$(77,668)
Fair Value Hedges:
Interest rate swaps	32,000	(3,486)	32,000	(2,915)
Free-Standing Derivatives:
Interest rate swaps	122,420	974	106,074	274
Credit default swaps—long	51,000	(8,796)	53,500	(9,782)
Credit default swaps—short	—	—	222,650	69,972
Total rate of return swaps	136,447	(3,205)	207,524	(77,224)
Total	$725,200	$(83,566)	$1,005,081	$(97,343)

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2009 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 7, 2008, the members of our board of directors and certain of our current and former executive officers and we were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the “Charter Litigation”). On March 13, 2009, the lead plaintiff filed an Amended Complaint, which deleted as defendants the members of our board of directors and named as individual defendants only our former chief executive officer Saturnino S. Fanlo, our former chief executive officer David A. Netjes, and our current chief financial officer Jeffrey B. Van Horn (the “Individual Defendants,” and, together with the Company, “Defendants’). The Amended Complaint alleges that our April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act of 1933, as amended (the “1933 Act”), regarding the risks and potential losses associated with our real estate-related assets, our ability to finance our real estate-related assets, and the adequacy of our loss reserves for our real estate-related assets (the “alleged Section 11 violation”). The Amended Complaint further alleges that, pursuant to Section 15 of the 1933 Act, the Individual Defendants have legal responsibility for the alleged Section 11 violation.  On April 27, 2009, Defendants filed a motion to dismiss the Amended Complaint for failure to state a claim under the 1933 Act.

On August 15, 2008, the members of our board of directors and our executive officers (the “Kostecka Individual Defendants”) were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the “California Derivative Action”). We are named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Director and Officer Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2, 2007 Registration Statement with alleged material misstatements and omissions. By Order dated January 8, 2009, the Court approved the parties’ stipulation to stay the proceedings in the Derivative Action until the Charter Litigation is dismissed on the pleadings or we file an answer to the Charter Litigation.

On March 23, 2009, the members of our board of directors and certain of our executive officers (the “Haley Individual Defendants”) were named in a shareholder derivative action filed in the United States District Court for the Southern District of New York by Paul B. Haley, a purported shareholder (the “New York Derivative Action”). We are named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2, 2007 registration statement with alleged material misstatements and omissions. As of April 30, 2009, the complaint in the New York Derivative Action had not been served on any defendant.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 .Unregistered Sales of Equity Securities and Use of Proceeds

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

KKR Financial Holdings LLC

Signature	Title

/s/ WILLIAM C. SONNEBORN	Chief Executive Officer (Principal Executive Officer)
William C. Sonneborn

/s/ JEFFREY B. VAN HORN	Chief Financial Officer (Principal Financial and Accounting Officer)
Jeffrey B. Van Horn

Date: May 7, 2009