Form 10-Q
period 2009-06-30
KKR Financial Holdings LLC
filed 2009-08-06
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The number of shares of the registrant’s common shares outstanding as of August 3, 2009 was 158,139,238.

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

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$114,353	$41,430
Restricted cash and cash equivalents	288,944	1,233,585
Securities available-for-sale, $603,979 and $553,441 pledged as collateral as of June 30, 2009 and December 31, 2008, respectively	604,916	555,965
Corporate loans, net of allowance for loan losses of $473,202 and $480,775 as of June 30, 2009 and December 31, 2008, respectively	6,646,440	7,246,797
Residential mortgage-backed securities, at estimated fair value, $76,572 and $102,814 pledged as collateral as of June 30, 2009 and December 31, 2008, respectively	76,572	102,814
Residential mortgage loans, at estimated fair value	2,218,319	2,620,021
Corporate loans held for sale	168,547	324,649
Private equity investments, at estimated fair value	54,016	5,287
Derivative assets	11,562	73,869
Interest and principal receivable	83,395	116,788
Reverse repurchase agreements	80,344	88,252
Other assets	98,186	105,625
Total assets	$10,445,594	$12,515,082
Liabilities
Collateralized loan obligation senior secured notes	$5,793,906	$7,487,611
Collateralized loan obligation junior secured notes to affiliates	632,542	655,313
Secured revolving credit facility	256,597	275,633
Convertible senior notes	275,800	291,500
Junior subordinated notes	288,671	288,671
Residential mortgage-backed securities issued, at estimated fair value	2,080,592	2,462,882
Accounts payable, accrued expenses and other liabilities	37,694	60,124
Accrued interest payable	34,602	61,119
Accrued interest payable to affiliates	3,245	3,987
Related party payable	5,960	2,876
Securities sold, not yet purchased	77,637	90,809
Derivative liabilities	58,734	171,212
Total liabilities	9,545,980	11,851,737
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common shares, no par value, 500,000,000 shares authorized, and 158,139,238 and 150,881,500 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Paid-in-capital	2,559,898	2,550,849
Accumulated other comprehensive loss	(49,195)	(268,782)
Accumulated deficit	(1,611,089)	(1,618,722)
Total shareholders’ equity	899,614	663,345
Total liabilities and shareholders’ equity	$10,445,594	$12,515,082

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)
(Amounts in thousands, except per share information)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Net investment income:
Securities interest income	$23,252	$34,788	$52,104	$74,597
Loan interest income	121,919	184,550	251,123	401,087
Dividend income	26	1,092	287	1,908
Other interest income	106	4,998	462	16,074
Total investment income	145,303	225,428	303,976	493,666
Interest expense	(72,403)	(128,037)	(162,285)	(282,102)
Interest expense to affiliates	(5,379)	(19,707)	(11,184)	(47,525)
Provision for loan losses	(12,808)	(10,000)	(39,795)	(10,000)
Net investment income	54,713	67,684	90,712	154,039
Other loss:
Net realized and unrealized gain (loss) on derivatives and foreign exchange	26,505	(5,918)	38,901	(52,934)
Net realized and unrealized loss on investments	(46,553)	(17,217)	(106,757)	(30,976)
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(7,445)	(5,594)	(26,864)	(14,772)
Net realized and unrealized gain on securities sold, not yet purchased	2,479	1,664	3,916	8,650
Gain on restructuring and extinguishment of debt	6,892	17,225	41,463	17,225
Other income	1,578	513	2,911	5,469
Total other loss	(16,544)	(9,327)	(46,430)	(67,338)
Non-investment expenses:
Related party management compensation	10,304	10,387	21,516	19,546
General, administrative and directors expenses	2,975	5,752	5,378	10,274
Professional services	2,090	1,071	5,475	2,928
Loan servicing	2,056	2,391	4,192	4,960
Total non-investment expenses	17,425	19,601	36,561	37,708
Income from continuing operations before income tax expense	20,744	38,756	7,721	48,993
Income tax expense	(135)	(116)	(88)	(116)
Income from continuing operations	20,609	38,640	7,633	48,877
(Loss) income from discontinued operations	—	(1,079)	—	2,668
Net income	$20,609	$37,561	$7,633	$51,545

Net income per common share:
Basic
Income per share from continuing operations	$0.14	$0.25	$0.05	$0.38
Income per share from discontinued operations	$—	$—	$—	$0.02
Net income per share	$0.14	$0.25	$0.05	$0.40
Diluted
Income per share from continuing operations	$0.14	$0.25	$0.05	$0.37
Income per share from discontinued operations	$—	$—	$—	$0.02
Net income per share	$0.14	$0.25	$0.05	$0.39

Weighted-average number of common shares outstanding:
Basic	151,202	146,025	150,462	130,289
Diluted	151,202	146,025	150,462	130,289

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)
(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2009	150,881	$2,550,849	$(268,782)	$(1,618,722)		$663,345
Net income	—	—	—	7,633	$7,633	7,633
Net change in unrealized loss on cash flow hedges	—	—	31,991	—	31,991	31,991
Net change in unrealized loss on securities available-for-sale	—	—	187,596	—	187,596	187,596
Comprehensive income					$227,220
Issuance of common shares	7,258	8,808	—	—		8,808
Share-based compensation expense related to restricted common shares	—	241	—	—		241
Balance at June 30, 2009	158,139	$2,559,898	$(49,195)	$(1,611,089)		$899,614

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(Amounts in thousands)

	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Cash flows from operating activities:
Net income	$7,633	$51,545
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gain) loss on derivatives, foreign exchange, and securities sold, not yet purchased	(42,817)	44,284
Gain on restructuring and extinguishment of debt	(41,463)	(17,225)
Write-off of debt issuance costs	112	1,071
Lower of cost or estimated fair value adjustment on corporate loans held for sale	39,728	2,637
Provision for loan losses	39,795	10,000
Impairment on securities available-for-sale	40,013	9,688
Share-based compensation	241	1,013
Net realized and unrealized loss (gain) on residential mortgage-backed securities, residential mortgage loans, and liabilities at estimated fair value	26,864	(4,824)
Net realized and unrealized loss on investments	27,016	20,150
Depreciation and net amortization	(23,753)	(14,516)
Changes in assets and liabilities:
Interest and principal receivable	39,238	41,049
Other assets	(11,382)	(7,325)
Related party payable	3,084	(4,255)
Accounts payable, accrued expenses and other liabilities	(50,670)	(43,223)
Accrued interest payable	(20,070)	(16,808)
Accrued interest payable to affiliates	11,058	36,614
Net cash provided by operating activities	44,627	109,875
Cash flows from investing activities:
Principal payments from investments	517,202	966,000
Proceeds from sale of investments	1,001,814	823,721
Purchases of investments	(473,596)	(1,337,887)
Net proceeds, purchases, and settlements of derivatives	20,099	18,131
Net change in reverse repurchase agreements	7,908	69,840
Net reductions to restricted cash and cash equivalents	944,641	337,847
Net cash provided by investing activities	2,018,068	877,652
Cash flows from financing activities:
Net change in repurchase agreements, secured revolving credit facility, and secured demand loan	(19,036)	(2,620,935)
Net change in asset-backed secured liquidity notes	—	(136,596)
Repayment of residential mortgage-backed securities issued	(269,238)	(363,500)
Repayment of collateralized loan obligation senior secured notes	(1,700,860)	—
Issuance of collateralized loan obligation senior secured notes	—	1,600,000
Net change in subordinated notes to affiliates	—	(47,880)
Net change in junior subordinated notes	—	(18,857)
Net proceeds from common share offering	—	383,631
Distributions on common shares	—	(117,958)
Other capitalized costs	(638)	(504)
Net cash used in financing activities	(1,989,772)	(1,322,599)
Net increase (decrease) in cash and cash equivalents	72,923	(335,072)
Cash and cash equivalents at beginning of period	41,430	524,080
Cash and cash equivalents at end of period	$114,353	$189,008
Supplemental cash flow information:
Cash paid for interest	$183,550	$357,894
Cash paid for income taxes	$373	$99
Non-cash investing and financing activities:
Net payable (receivable) for securities purchased	$28,238	$(660)
Conversion from corporate loans to corporate securities	$—	$228,350
Distributions of securities to the asset-backed secured liquidity noteholders	$—	$3,623,049
Conversion of corporate loan to private equity investment	$48,467	$—
Exchange of convertible senior notes to equity	$8,808	$—

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries (the “Company” or “KKR Financial”) is a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. The Company invests in financial assets primarily consisting of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable equity securities, private equity investments and credit default and total rate of return swaps. The corporate loans the Company invests in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of the Company’s corporate debt investments are held in collateralized loan obligation (“CLO”) transactions that the Company uses as long term financing for these investments. The Company’s CLO transactions are structured as on-balance sheet securitizations of corporate loans and high yield debt securities. The senior secured notes issued by the CLO transactions are generally owned by third party investors who are unaffiliated with the Company and the Company owns the majority of the mezzanine and subordinated notes in the CLO transactions.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, consolidated residential mortgage loan securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

Subsequent Events

The Company evaluates subsequent events through the date that the financial statements are issued on August 6, 2009.

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

Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain private equity investments, certain securities sold, not yet purchased and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities, certain corporate loans held for sale, certain private equity investments, residential mortgage-backed securities, residential mortgage loans, real estate owned (“REO”), residential mortgage-backed securities issued and certain derivatives.

In the second quarter of 2009, the Company adopted Financial Accounting Standards Board’s Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s condensed consolidated financial statements.

If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate (for example, the use of a market approach and a present value technique). When weighting indications of fair value resulting from the use of multiple valuation techniques, a reporting entity shall consider the reasonableness of the range of fair value estimates. The objective is to determine the point within that range that is most representative of fair value under current market conditions. A wide range of fair value estimates may be an indication that further analysis is needed.

Regardless of the approach taken (i.e. either a single valuation technique or multiple valuation techniques), even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Determining the price at which willing market participants would transact at the measurement date under current market conditions if there has been a significant decrease in the volume and level of activity for the asset or liability depends on the facts and circumstances and requires the use of significant judgment. However, a reporting entity’s intention to hold the asset or liability is not relevant in estimating fair value. Fair value is a market-based measurement, not an entity-specific measurement

The FSP also emphasizes that in identifying transactions that are not orderly, an entity cannot assume that the observable transaction price is not orderly when the volume and level of activity for the asset or liability have significantly declined. Instead, an entity must perform an analysis to determine whether the observable price is representative of a transaction that is not orderly. In making this determination, an entity cannot ignore information that is available without undue cost and effort; however, the entity is not required to undertake all possible efforts. A reporting entity shall evaluate the circumstances to determine whether the transaction is orderly based on the weight of the evidence.

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

Depending on the relative liquidity in the markets for certain assets, the Company may transfer assets to level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available. Assets and liabilities that are valued using level 3 of the fair value hierarchy primarily consist of certain corporate debt securities, certain private equity investments, certain corporate loans held for sale, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain over-the-counter (“OTC”) derivative contracts. The valuation techniques used for these are described below.

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

The Company monitors its available-for-sale securities portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. In addition, for debt securities, the Company considers its intent to sell the debt security, the Company’s estimation of whether or not it expects to recover the debt security’s entire amortized cost if it intends to hold the debt security, and whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery. For equity securities, the Company also considers its intent and ability to hold the equity security for a period of time sufficient for a recovery in value.

The amount of the loss that is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary is dependent on certain factors. If the security is an equity security or if the security is a debt security that the Company intends to sell or estimates that it is more likely than not that the Company will be required to sell before recovery of its amortized cost, then the impairment amount recognized in earnings is the entire difference between the estimated fair value of the security and its amortized cost. For debt securities that the Company does not intend to sell or estimates that it is not more likely than not to be required to sell before recovery, the impairment is separated into the estimated amount relating to credit loss and the estimated amount relating to all other factors. Only the estimated credit loss amount is recognized in earnings, with the remainder of the loss amount recognized in other comprehensive income (loss).

During the second quarter of 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s condensed consolidated financial statements.

Unamortized premiums and unaccreted discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Private Equity Investments

Private equity investments are accounted for under either the cost method or at fair value if the fair value option of accounting has been elected. The Company reviews its investments accounted for under the cost method on a quarterly basis for possible other-than-temporary impairment. The Company reduces the carrying value of the investment and recognizes a loss when the Company considers a decline in estimated fair value below the cost basis of the security to be other-than-temporary. Private equity investments recorded at cost are included in other assets on the condensed consolidated balance sheets. Private equity investments carried at fair value are presented separately on the condensed consolidated balance sheets, with unrealized gains and losses reported in net realized and unrealized gains and losses on investments.

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

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain expenses incurred on the Company’s behalf. See Note 15 to these condensed consolidated financial statements for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

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

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 also reiterates and emphasizes the related guidance and disclosure requirements in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 is effective for all periods ending after December 15, 2008 and retroactive application is not permitted. The Company has taken this FSP into consideration when evaluating its investments for other-than-temporary impairment.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) (collectively “SFAS No. 166”). The most significant amendments that SFAS No. 166 makes consist of the removal of the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, and the elimination of the exception for QSPE from the consolidation guidance of FIN 46R. The disclosures required by this standard are to provide greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS No. 166 will significantly affect existing securitizations that use QSPEs, as well as future securitizations. SFAS No. 166 is effective January 1, 2010 for calendar-year reporting entities and earlier application is prohibited. The Company is evaluating the impact of adopting SFAS No. 166.

Also on June 12, 2009, the FASB issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R) (“SFAS No. 167”) which addresses the effects of elimination of the QSPE concept from SFAS No. 140 and responds to concerns about the application of certain key provisions of FIN 46R including concerns over the transparency of enterprises’ involvement with VIEs. SFAS No. 167 requires additional disclosures for various areas including situations that use significant judgment and assumptions in determining whether or not to consolidate a VIE as well as the nature of and changes in the risks associated with a VIE. This standard is effective for calendar year-end companies beginning on January 1, 2010. The Company is evaluating the impact of adopting SFAS No. 167.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (Codification) will become the single official source of authoritative GAAP. The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance (levels A through D), including original pronouncements of the FASB, FASB FSPs, EITF abstracts, and other accounting literature (“pre-Codification GAAP” or “current GAAP”). The Codification eliminates this hierarchy and replaces current GAAP (other than rules and interpretive releases of the SEC) with just two levels of literature: authoritative and nonauthoritative. The Codification will be effective for interim and annual periods ending on or after September 15, 2009. The Company does not believe that the adoption of SFAS No. 168 will have a material impact on its financial statements.

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

The following table presents a reconciliation of basic and diluted net income per common share, as well as the distributions declared per common share for the three and six months ended June 30, 2009 and 2008 (amounts in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2009(1)	2008(1)	2009(1)	2008(1)
Income from continuing operations	$20,452	$38,185	$7,574	$48,172
(Loss) income from discontinued operations	—	(1,079)	—	2,668
Net income	$20,452	$37,106	$7,574	$50,840
Basic:
Basic weighted-average shares outstanding	151,202	146,025	150,462	130,289
Income per share from continuing operations	$0.14	$0.25	$0.05	$0.38
Income per share from discontinued operations	$—	$—	$—	$0.02
Net income per share	$0.14	$0.25	$0.05	$0.40
Diluted:
Basic weighted-average shares outstanding	151,202	146,025	150,462	130,289
Dilutive effect of restricted common shares using the treasury method	—	—	—	—
Diluted weighted-average shares outstanding (2)	151,202	146,025	150,462	130,289
Income per share from continuing operations	$0.14	$0.25	$0.05	$0.37
Income per share from discontinued operations	$—	$—	$—	$0.02
Net income per share	$0.14	$0.25	$0.05	$0.39
Distributions declared per common share	$—	$0.40	$—	$0.90

(1)                                  Effective January 1, 2009, the Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP No. EITF 03-6-1”). According to this FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  No dividend was declared on common shares for the three and six months ended June 30, 2009. Prior periods have been adjusted in accordance with FSP No. EITF 03-6-1.

(2)                                  Potential anti-dilutive common shares excluded from diluted income earnings per share for the three and six months ended June 30, 2009 were 9,293,240 and 9,347,934, respectively, related to convertible debt securities and 1,932,279 related to common share options.  Potential anti-dilutive common shares excluded from diluted income earnings per share for both the three and six months ended June 30, 2008 were 9,667,430 related to convertible debt securities and 1,932,279 related to common share options.

Note 4. Private Equity Investments

As of June 30, 2009, the Company had private equity investments carried at cost of $17.5 million and two private equity investments carried at estimated fair value of $54.0 million. As of December 31, 2008, the Company had private equity investments at cost of $17.5 million and private equity investments at estimated fair value of $5.3 million. During the second quarter of 2009, the Company’s term loan investments related to one issuer were modified and exchanged for equity in a transaction which qualified as a troubled debt restructuring. This transaction resulted in a charge-off to the allowance for loan loss of $41.4 million (see Note 6 to these condensed consolidated financial statements for further discussion). At the time of restructuring, the Company elected to carry this investment at estimated fair value in accordance with SFAS No. 159, with unrealized gains and losses reported in income.

As of June 30, 2009 and December 31, 2008, the Company had $41.8 million and $5.3 million of private equity investments carried at fair value, respectively, pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates.

For both the three and six months ended June 30, 2009, the Company had net realized and unrealized gains of $0.3 million on private equity investments carried at estimated fair value. There was no net realized and unrealized gain or loss for the three and six months ended June 30, 2008.

Note 5. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of June 30, 2009, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$606,568	$66,783	$(69,372)	$603,979
Common and preferred stock	732	205	—	937
Total	$607,300	$66,988	$(69,372)	$604,916

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2009 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	$82,358	$(10,323)	$273,304	$(59,049)	$355,662	$(69,372)

The unrealized losses in the table above are considered to be temporary impairments due to market factors and are not reflective of credit deterioration.  The Company considers many factors when evaluating whether an impairment is other-than-temporary. For corporate debt securities included in the table above, the Company does not intend to sell them and does not believe that it is more likely than not that the Company will be required to sell any of its corporate debt securities prior to recovery. In addition, based on the analyses performed by the Company on each of its corporate debt securities, it believes that it will be able to recover the entire amortized cost amount of the corporate debt securities included in the table above.

During the three and six months ended June 30, 2009, the Company recognized a loss totaling $6.2 million and $40.0 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. The Company intends to sell these securities and as a result the entire amount is recorded through earnings in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

As of June 30, 2009 and December 31, 2008, the Company held one corporate debt security that was in default with a total fair value of $3.7 million and $3.2 million, respectively. This corporate debt security was determined to be other-than-temporarily impaired as of June 30, 2009 and December 31, 2008.

The following table summarizes the Company’s securities classified as available-for-sale as of December 31, 2008, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$742,474	$3,676	$(192,709)	$553,441
Common and preferred stock	3,126	—	(602)	2,524
Total	$745,600	$3,676	$(193,311)	$555,965

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

During the three and six months ended June 30, 2009, the Company had gross realized gains from the sales of securities available-for-sale of $9.0 million and $10.0 million, respectively, and gross realized losses from the sales of securities available-for-sale of $1.6 million and $7.4 million, respectively. During the three months and six months ended June 30, 2008, the Company had gross realized gains from the sale of securities available-for-sale of $2.4 million and $4.6 million, respectively, and gross realized losses from the sales of securities available-for-sale of $3.4 million and $14.7 million, respectively.

Note 10 to these condensed consolidated financial statements describe the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under secured financing transactions as of June 30, 2009 (amounts in thousands):

Corporate Securities
Pledged as collateral for borrowings under secured revolving credit facility	$66,509
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	537,470
Total	$603,979

The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral under secured financing transactions as of December 31, 2008 (amounts in thousands):

Corporate Securities
Pledged as collateral for borrowings under secured revolving credit facility	$93,764
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	459,677
Total	$553,441

Note 6. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	June 30, 2009				December 31, 2008
	Principal	Unamortized Discount	Lower of Cost or Fair Value Adjustment	Net Carrying Value	Principal	Unamortized Discount	Lower of Cost or Fair Value Adjustment	Net Carrying Value
Corporate loans(1)	$7,533,302	$(413,660)	$—	$7,119,642	$7,983,449	$(255,877)	$—	$7,727,572
Corporate loans held for sale	210,173	(4,065)	(37,561)	168,547	472,669	(10,751)	(137,269)	324,649
Total corporate loans	$7,743,475	$(417,725)	$(37,561)	$7,288,189	$8,456,118	$(266,628)	$(137,269)	$8,052,221

(1)                                  Excludes allowance for loan losses of $473.2 million and $480.8 million as of June 30, 2009 and December 31, 2008, respectively.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three and six months ended June 30, 2009 and 2008 (amounts in thousands):

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Balance at beginning of period	$507,762	$25,000	$480,775	$25,000
Provision for loan losses	12,808	10,000	39,795	10,000
Charge-offs	(47,368)	—	(47,368)	—
Balance at end of period	$473,202	$35,000	$473,202	$35,000

As of June 30, 2009 and December 31, 2008, the Company had an allowance for loan loss of $473.2 million and $480.8 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

As of June 30, 2009, the allocated component of the allowance for loan losses totaled $428.8 million and relates to investments in loans issued by eleven issuers with an aggregate par amount of $891.9 million and an aggregate amortized cost amount of $701.6 million. As of December 31, 2008, the allocated component of the allowance for loan losses totaled $320.6 million and relates to investments in loans issued by eleven issuers with an aggregate par amount of $828.2 million and an aggregate amortized cost amount of $715.4 million. The unallocated component of the allowance for loan losses totaled $44.4 million and $160.2 million as of June 30, 2009 and December 31, 2008, respectively. The Company recorded charge-offs during the three and six months ended June 30, 2009 totaling $47.4 million. Of these, $6.0 million related to a loan sold during the quarter, while $41.4 million related to a loan exchanged for equity and which qualified as a troubled debt restructuring (see Note 4 to these condensed consolidated financial statements for further details). There were no charge-offs during the three and six months ended June 30, 2008.

Loans placed on non-accrual status may or may not be contractually past due at the time of such determination. When placed on non-accrual status, previously recognized accrued interest is reversed and charged against current income. While on non-accrual status, interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt.

As of June 30, 2009 and December 31, 2008, the Company had $704.3 million and $358.0 million of loans on non-accrual status, respectively.  The average recorded investment in the impaired loans during the three and six months ended June 30, 2009 was $738.2 million and $531.3 million, respectively, and during the three and six months ended June 30, 2008 average recorded investment in the impaired loans was nil. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $4.7 million and $6.8 million for the three and six months ended June 30, 2009, respectively, and nil for the three and six months ended June 30, 2008.

As of June 30, 2009, the Company held loans that were in default with a total amortized cost of $727.3 million from nine issuers. During the year ended December 31, 2008, the Company held investments that were in default with a total amortized cost of $312.7 million from three issuers. The majority of corporate loans in default during 2009 and 2008 were included in the investments for which the allocated component of the Company’s allowance for losses was related to as of June 30, 2009 and December 31, 2008, respectively.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the carrying value of corporate loans pledged as collateral under secured financing transactions as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	As of June 30, 2009	As of December 31, 2008
Pledged as collateral for borrowings under secured revolving credit facility	$206,520	$182,899
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	7,029,519	7,816,154
Total	$7,236,039	$7,999,053

Note 7. Residential Mortgage-Backed Securities

As of June 30, 2009 and December 31, 2008, residential mortgage-backed securities (“RMBS”) totaled $76.6 million and $102.8 million, respectively.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged RMBS. The following table summarizes the estimated fair value of RMBS pledged as collateral under secured financing transactions as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	As of June 30, 2009	As of December 31, 2008
Pledged as collateral for borrowings under secured revolving credit facility	$70,779	$96,651
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	5,793	6,163
Total	$76,572	$102,814

Note 8. Residential Mortgage Loans

The following table summarizes the Company’s residential mortgage loans as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	As of June 30, 2009	As of December 31, 2008
Residential mortgage loans, at estimated fair value(1)	$2,218,319	$2,620,021

(1)          Excludes REO as a result of foreclosure on delinquent loans of $9.8 million and $10.8 million as of June 30, 2009 and December 31, 2008, respectively. Loans are transferred to REO at the lower of cost or fair value. REO is recorded within other assets on the Company’s condensed consolidated balance sheets.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged residential mortgage loans. The following table summarizes the estimated fair value of residential mortgage loans pledged as collateral for a secured revolving credit facility as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	As of June 30, 2009	As of December 31, 2008
Pledged as collateral for borrowings under secured revolving credit facility	$147,542	$167,933
Pledged as collateral for residential mortgage-backed securities issued	2,070,777	2,452,088
	$2,218,319	$2,620,021

The following is a reconciliation of carrying amounts of residential mortgage loans for the periods ended June 30, 2009 and December 31, 2008 (amounts in thousands):

	2009	2008
Beginning balance	$2,620,021	$3,921,323
Principal payments	(274,102)	(666,900)
Transfers out of (in to) REO	978	(3,594)
Net unrealized loss/unamortized premium	(128,578)	(630,808)
Ending balance	$2,218,319	$2,620,021

As of June 30, 2009, twenty-five of the residential mortgage loans owned by the Company with an outstanding balance of $9.8 million (not included in the table above) were REO as a result of foreclosure on delinquent loans. As of December 31, 2008, thirty-three of the residential mortgage loans owned by the Company with an outstanding balance of $10.8 million (not included in the table above) were REO as a result of foreclosure on delinquent loans.

The following table summarizes the delinquency statistics of the residential mortgage loans, excluding REOs, as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	June 30, 2009		December 31, 2008
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	71	$26,766	93	$37,282
60 to 89 days	36	15,692	41	15,654
90 days or more	116	44,770	76	29,803
In foreclosure	120	48,519	67	22,841
Total	343	$135,747	277	$105,580

As of June 30, 2009 and December 31, 2008, the loss exposure or uncollected principal amount related to the Company’s delinquent residential mortgage loans in the table above exceeded their fair value by $15.4 million and $4.0 million, respectively.

Note 9. Residential Mortgage-Backed Securities Issued

Residential mortgage-backed securities issued (“RMBS Issued”) consists of the senior tranches of six residential mortgage loan securitization trusts that the Company consolidates under GAAP (see Note 2 to these condensed consolidated financial statements) and for which the Company reports the debt issued by these trusts that it does not hold on its condensed consolidated balance sheets. The following table summarizes the Company’s RMBS Issued as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	June 30, 2009		December 31, 2008
Description	Outstanding	Estimated Fair Value	Outstanding	Estimated Fair Value
Residential mortgage-backed securities issued	$2,885,736	$2,080,592	$3,154,974	$2,462,882

The Company carries RMBS Issued at estimated fair value with changes in estimated fair value reflected in net income. As of June 30, 2009 and December 31, 2008, the weighted average coupon of the RMBS Issued was 2.9% and 3.4%, respectively, and the weighted average years to maturity were 26.3 years and 26.8 years as of June 30, 2009 and December 31, 2008, respectively.

Note 10. Borrowings

Certain information with respect to the Company’s borrowings as of June 30, 2009 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Secured revolving credit facility(2)	$256,597	3.31%	133	$386,211
CLO 2005-1 senior secured notes	832,324	1.41	2,857	795,909
CLO 2005-2 senior secured notes	800,095	0.98	3,071	794,928
CLO 2006-1 senior secured notes	684,270	1.03	3,343	767,535
CLO 2007-1 senior secured notes	2,241,618	1.42	4,337	1,964,280
CLO 2007-1 junior secured notes to affiliates(3)	444,438	—	4,337	388,022
CLO 2007-A senior secured notes	1,191,245	2.00	3,029	1,084,347
CLO 2007-A junior secured notes to affiliates(4)	97,675	—	3,029	88,910
CLO 2009-1 senior secured notes	44,354	4.56	2,855	109,951
CLO 2009-1 junior secured notes to affiliates (5)	90,429	—	2,855	224,168
Convertible senior notes	275,800	7.00	1,111	—
Junior subordinated notes	288,671	5.72	9,937	—
Total	$7,247,516			$6,604,261

(1)                                  Collateral for borrowings consists of RMBS, securities available-for-sale, private equity investments and corporate and residential mortgage loans.

(2)                                  Calculated weighted average remaining maturity based on the maturity date of November 10, 2009 as $150.0 million of the senior secured revolving credit facility matures in November 2009 with the remaining maturity in November 2010.

(3)           CLO 2007-1 junior secured notes to affiliates consist of (x) $257.8 million of mezzanine notes with a weighted average borrowing rate of 5.81% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(4)           CLO 2007-A junior secured notes to affiliates consist of (x) $82.6 million of mezzanine notes with a weighted average borrowing rate of 7.30% and (y) $15.1 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(5)           CLO 2009-1 junior secured notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2009-1.

On March 31, 2009, the Company completed the restructuring of Wayzata Funding LLC (“Wayzata”), its market value CLO transaction. As a result of the restructuring, substantially all of Wayzata’s assets were transferred to CLO 2009-1, a newly formed special purpose company, which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. CLO 2009-1 was structured as a cash flow transaction and does not contain the market value provisions contained in Wayzata. The portfolio manager of the CLO is an affiliate of the Manager. The notes issued by CLO 2009-1 are secured by the same collateral that secured the Wayzata facility, consisting primarily of senior secured leveraged loans. As was the case with Wayzata, the Company and an affiliate of the Manager currently own all of the subordinated notes issued by the CLO. The subordinated notes entitle the Company to receive a pro rata portion of all excess cash flows from the portfolio after all senior obligations of CLO 2009-1 have been paid in full or otherwise satisfied, including all outstanding principal of the senior notes and interest thereon accruing at a rate of 3-month LIBOR plus 4.25%.

The restructuring of Wayzata and the formation of CLO 2009-1 outlined above qualified as a troubled debt restructuring under SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructuring. Prior to the restructuring on March 31, 2009, an affiliate of the Manager held an aggregate par amount of $125.0 million of subordinated notes issued by Wayzata (the “Wayzata Subordinated Notes”). In connection with the restructuring, the Wayzata Subordinated Notes were exchanged for $30.9 million par amount of junior notes issued by CLO 2009-1 (the “CLO 2009-1 Junior Notes”). In accordance with GAAP, the portion of the CLO 2009-1 Junior Notes held by the affiliate of the Manager are carried at $90.4 million which represents the total future cash payments that the affiliate of the Manager may receive from the CLO 2009-1 Junior Notes. The exchange by the affiliate of the Manager of Wayzata Subordinated Notes for CLO 2009-1 Junior Notes is treated under SFAS No. 15 as a modification of terms of the Wayzata Subordinated Notes. Accordingly, the Company has recognized a gain on debt restructuring totaling $34.6 million, or $0.23 per diluted common share, which reflects the difference between the Company’s carrying amount of interest in the Wayzata Subordinated Notes held by the affiliate of the Manager, or $125.0 million, and the carrying value of the portion of the CLO 2009-1 Junior Notes held by the same affiliate of the Manager, or $90.4 million. The Wayzata Subordinated Notes and CLO 2009-1 Junior Notes are included in collateralized loan obligation junior secured notes to affiliates on the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008.

On May 9, 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies the accounting for convertible debt instruments which may be settled in cash, and in particular specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company has assessed this FSP in relation to its convertible senior notes and determined that it does not have a material impact on its condensed consolidated financial statements for the periods presented.

During June 2009, the Company completed two transactions to exchange a total of $15.7 million par value of convertible notes for 7.2 million of the Company’s common shares.  These transactions resulted in the Company recording a gain of $6.9 million, or approximately $0.05 per diluted common share, which was partially offset by a write-off of $0.1 million of unamortized debt issuance costs and $0.4 million of other associated costs.

The indentures governing the Company’s CLO transactions include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests (“OC Tests”) which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC test is brought back into compliance. Due to the failure of OC Tests during the second quarter of 2009, CLO 2006-1 senior secured notes were paid down by $23.2 million, CLO 2007-1 senior secured notes were paid down by $40.7 million and CLO 2007-A senior secured notes were paid down by $12.9 million. For the first half of 2009, CLO 2005-2 senior secured notes were paid down by $9.0 million, CLO 2006-1 senior secured notes were paid down by $32.1 million, CLO 2007-1 senior secured notes were paid down by $81.3 million and CLO 2007-A senior secured notes were paid down by $22.7 million.

Due to the failure of OC Tests during 2008, CLO 2006-1 senior secured notes were paid down by $12.1 million and CLO 2007-1 senior secured notes were paid down by $53.6 million.

During the three months ended June 30, 2009, the proceeds from the sale of certain assets were used to pay down $516.4 million of CLO 2009-1 senior secured notes.

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

Note 11. Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. As of June 30, 2009, the Company had securities sold, not yet purchased with an amortized cost of $75.3 million and an accumulated net unrealized loss of $2.3 million. As of December 31, 2008, the Company had securities sold, not yet purchased with an amortized cost basis of $97.3 million and an accumulated net unrealized gain of $6.5 million.

For the three and six months ended June 30, 2009, the Company had net realized and unrealized gains on short security sales of $2.5 million and $3.9 million, respectively, compared to net realized and unrealized gains on short security sales of $1.7 million and $8.7 million, for the three and six months ended June 30, 2008, respectively.

Note 12. Derivative Financial Instruments

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of June 30, 2009 and December 31, 2008 (amounts in thousands):

	As of June 30, 2009		As of December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(46,313)	$383,333	$(77,668)
Fair Value Hedges:
Interest rate swaps	32,000	(2,654)	32,000	(2,915)
Free-Standing Derivatives:
Interest rate swaps	115,434	1,072	106,074	274
Credit default swaps—long	51,000	(4,292)	53,500	(9,782)
Credit default swaps—short	—	—	222,650	69,972
Total rate of return swaps	136,132	5,015	207,524	(77,224)
Total	$717,899	$(47,172)	$1,005,081	$(97,343)

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. During the three and six months ended June 30, 2009 and 2008, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations from its cash flow and fair value hedges.

Note 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	As of June 30, 2009	As of December 31, 2008
Net unrealized losses on available-for-sale securities	$(4,839)	$(192,435)
Net unrealized losses on cash flow hedges	(44,356)	(76,347)
Accumulated other comprehensive loss	$(49,195)	$(268,782)

The components of other comprehensive income (loss) were as follows (amounts in thousands):

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$136,724	$18,131	$165,670	$(65,977)
Reclassification adjustments for losses realized in net income	17,065	10,648	21,926	19,797
Unrealized gains (losses) on securities available-for-sale	153,789	28,779	187,596	(46,180)
Unrealized gains on cash flow hedges	22,944	19,076	31,991	839
Other comprehensive income (loss)	$176,733	$47,855	$219,587	$(45,341)

Note 14. Share Options and Restricted Shares

On May 4, 2007, the Company adopted an amended and restated share incentive plan (the “2007 Share Incentive Plan”) that provides for the grant of qualified incentive common share options that meet the requirements of Section 422 of the Code, non-qualified common share options, share appreciation rights, restricted common shares and other share-based awards. The Compensation Committee of the board of directors administers the plan. Share options and other share-based awards may be granted to the Manager, directors, officers and any key employees of the Manager and to any other individual or entity performing services for the Company.

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of June 30, 2009, the 2007 Share Incentive Plan authorizes a total of 8,464,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On February 19, 2008, the Compensation Committee of the board of directors granted the Manager 1,097,000 restricted common shares that vest on February 19, 2011. On July 2, 2008, the Compensation Committee of the Board of Directors granted 38,349 restricted common shares to the Company’s directors pursuant to the 2007 Share Incentive Plan.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2009	1,097,000	66,282	1,163,282
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Forfeited	—	—	—
Unvested shares as of June 30, 2009	1,097,000	66,282	1,163,282

Pursuant to SFAS No. 123(R), the Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $0.93 and $10.50 per share at June 30, 2009 and June 30, 2008, respectively. There were $0.8 million and $10.6 million of total unrecognized compensation costs related to unvested restricted common shares granted as of June 30, 2009 and 2008, respectively. These costs are expected to be recognized over three years from the date of grant.

The following table summarizes common share option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2009	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2009	1,932,279	$20.00

As of June 30, 2009 and December 31, 2008, 1,932,279 common share options were exercisable. As of June 30, 2009, the common share options were fully vested and expire in August 2014. For the three and six months ended June 30, 2009 and 2008, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Restricted shares granted to Manager	$105	$196	$(35)	$658
Restricted shares granted to certain directors	139	177	276	355
Total share-based compensation expense	$244	$373	$241	$1,013

Note 15. Management Agreement and Related Party Transactions

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

For the three and six months ended June 30, 2009, the Company incurred $3.7 million and $7.3 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $0.1 million and nil, respectively, for the three and six months ended June 30, 2009 (see Note 14 to these condensed consolidated financial statements). For the three and six months ended June 30, 2008, the Company incurred $8.9 million and $16.4 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $0.2 million and $0.7 million, respectively, for the three and six months ended June 30, 2008 (see Note 14 to these condensed consolidated financial statements). Effective January 1, 2009, the Manager has agreed to defer 50% of the monthly base management fee payable by the Company for the period from January 1, 2009 through November 30, 2009. The aggregate amount of fees otherwise payable during the deferral period will be payable to the Manager upon the earlier of (x) December 15, 2009 and (y) the date of any termination of the Management Agreement pursuant to either Section 13(a) or Section 15(b) thereof.  As of June 30, 2009, the Company had $4.2 million base management fee payable to the Manager. Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the condensed consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statements of operations, non-investment expense category based on the nature of the expense.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended June 30, 2009 and 2008, and $4.4 million during each of the six months ended June 30, 2009 and 2008.

No incentive fees were earned or paid to the Manager during the three and six months ended June 30, 2009 and 2008.

An affiliate of the Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager.  Previously, the collateral manager had waived the fees it earned for providing management services for the Company’s CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata. In addition, beginning January 1, 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO fees received by the Manager. For the three and six months ended June 30, 2009, the Manager permanently waived reimbursement of $3.0 million and $5.3 million, respectively, in allocable general and administrative expenses. For the three and six months ended June 30, 2008, the Company reimbursed the Manager $2.6 million and $5.1 million, respectively, for allocable general, administrative and other expenses.

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of June 30, 2009, the aggregate par amount of these affiliated investments totaled $3.1 billion, or approximately 35% of the total investment portfolio, and consisted of 23 issuers. The total $3.1 billion in investments were comprised of $2.4 billion of corporate loans, $543.0 million of securities available-for-sale, $48.5 million of private equity investments carried at estimated fair value and $78.4 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the condensed consolidated balance sheet). As of December 31, 2008, the aggregate par amount of these affiliated investments totaled $3.3 billion, or approximately 35% of the total investment portfolio, and consisted of 23 issuers. The total $3.3 billion in investments were comprised of $2.6 billion of corporate loans, $587.3 million of corporate debt securities available for sale, and $92.4 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the condensed consolidated balance sheet).

Note 16. Fair Value of Financial Instruments

Fair Value of Financial Instruments

In the second quarter of 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The fair value of instruments including securities available-for-sale, loans, derivatives, and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest payable, secured revolving credit facility and interest payable, approximates cost as of June 30, 2009 and December 31, 2008, due to the short-term nature of these instruments.

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of June 30, 2009 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$403,297	$403,297
Securities available-for-sale	604,916	604,916
Corporate loans, net of allowance for loan losses of $473,202	6,646,440	5,612,235
Residential mortgage-backed securities	76,572	76,572
Residential mortgage loans	2,218,319	2,218,319
Corporate loans held for sale	168,547	168,547
Private equity investments, at estimated fair value	54,016	54,016
Reverse repurchase agreements	80,344	80,344
Interest and principal receivable	83,395	83,395
Derivative assets	11,562	11,562
Private equity investments, at cost	17,505	14,809

Financial Liabilities:
Collateralized loan obligation senior secured notes	$5,793,906	$3,934,691
Collateralized loan obligation junior secured notes to affiliates	632,542	237,648
Secured revolving credit facility	256,597	256,597
Convertible senior notes	275,800	137,900
Junior subordinated notes	288,671	114,000
Residential mortgage-backed securities issued	2,080,592	2,080,592
Accounts payable, accrued expenses and other liabilities	37,694	37,694
Accrued interest payable	34,602	34,602
Accrued interest payable to affiliates	3,245	3,245
Related party payable	5,960	5,960
Securities sold, not yet purchased	77,637	77,637
Derivative liabilities	58,734	58,734

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of December 31, 2008 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$1,275,015	$1,275,015
Securities available-for-sale	555,965	555,965
Corporate loans, net of allowance for loan losses of $480,775	7,246,797	4,772,934
Residential mortgage-backed securities	102,814	102,814
Residential mortgage loans	2,620,021	2,620,021
Corporate loans held for sale	324,649	324,649
Private equity investments, at estimated fair value	5,287	5,287
Reverse repurchase agreements	88,252	88,252
Interest and principal receivable	116,788	116,788
Derivative assets	73,869	73,869
Private equity investments, at cost	17,505	17,505

Financial Liabilities:
Collateralized loan obligation senior secured notes	$7,487,611	$4,936,286
Collateralized loan obligation junior secured notes to affiliates	655,313	194,589
Secured revolving credit facility	275,633	275,633
Convertible senior notes	291,500	84,000
Junior subordinated notes	288,671	51,300
Residential mortgage-backed securities issued	2,462,882	2,462,882
Accounts payable, accrued expenses and other liabilities	60,124	60,124
Accrued interest payable	61,119	61,119
Accrued interest payable to affiliates	3,987	3,987
Related party payable	2,876	2,876
Securities sold, not yet purchased	90,809	90,809
Derivative liabilities	171,212	171,212

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009

Assets:
Securities available-for-sale	$937	$513,981	$89,998	$604,916
Residential mortgage-backed securities	—	—	76,572	76,572
Residential mortgage loans	—	—	2,218,319	2,218,319
Private equity investments, at estimated fair value	—	48,467	5,549	54,016
Total	$937	$562,448	$2,390,438	$2,953,823

Liabilities:
Derivatives, net	$—	$(53,259)	$6,087	$(47,172)
Residential mortgage-backed securities issued	—	—	(2,080,592)	(2,080,592)
Securities sold, not yet purchased	—	(77,637)	—	(77,637)
Total	$—	$(130,896)	$(2,074,505)	$(2,205,401)

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2009
Loans held for sale	$—	$168,547	$—	$168,547
REO	—	—	9,815	9,815
Total	$—	$168,547	$9,815	$178,362

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

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008

Assets:
Securities available-for-sale	$2,524	$464,332	$89,109	$555,965
Residential mortgage-backed securities	—	—	102,814	102,814
Residential mortgage loans	—	—	2,620,021	2,620,021
Private equity investments, at estimated fair value	—	—	5,287	5,287
Total	$2,524	$464,332	$2,817,231	$3,284,087

Liabilities:
Derivatives, net	$—	$(20,393)	$(76,950)	$(97,343)
Residential mortgage-backed securities issued	—	—	(2,462,882)	(2,462,882)
Securities sold, not yet purchased	(2,220)	(88,589)	—	(90,809)
Total	$(2,220)	$(108,982)	$(2,539,832)	$(2,651,034)

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended June 30, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Private Equity Investments, at estimated fair value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of April 1, 2009	$76,050	$87,883	$2,260,759	$5,287	$(2,231)	$(2,113,587)
Total gains or losses (realized and unrealized):
Included in earnings	—	(1,946)	124,075	262	17,852	(130,717)
Included in other comprehensive loss	13,948	—	—	—	—	—
Net transfers in and/or out of level 3	—	—	1,405	—	—	—
Purchases, sales, other settlements and issuances, net	—	(9,365)	(167,920)	—	(9,534)	163,712
Ending balance as of June 30, 2009	$89,998	$76,572	$2,218,319	$5,549	$6,087	$(2,080,592)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(758)	$126,668	$262	$7,167	$(130,086)

(1)           Amounts are included in net realized and unrealized loss on investments, net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the six months ended June 30, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Private Equity Investments, at estimated fair value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2009	$89,109	$102,814	$2,620,021	$5,287	$(76,950)	$(2,462,882)
Total gains or losses (realized and unrealized):
Included in earnings	(6,156)	(9,315)	(128,578)	262	25,280	113,051
Included in other comprehensive loss	15,829	—	—	—	—	—
Net transfers in and/or out of level 3	—	—	978	—	—	—
Purchases, sales, other settlements and issuances, net	(8,784)	(16,927)	(274,102)	—	57,757	269,239
Ending balance as of June 30, 2009	$89,998	$76,572	$2,218,319	$5,549	$6,087	$(2,080,592)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(7,558)	$(121,545)	$262	$43,885	$113,915

(1)

Amounts are included in net realized and unrealized loss on investments, net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended June 30, 2008 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of April 1, 2008	$78,654	$121,324	$3,605,233	$1,049	$(3,410,163)
Total gains or losses (realized and unrealized):
Included in earnings	—	(1,192)	4,081	(297)	(6,775)
Included in other comprehensive loss	(586)	—	—	—	—
Net transfers in and/or out of level 3	(32,725)	—	—	2,811	—
Purchases, sales, other settlements and issuances, net	—	(4,480)	(214,318)	(92)	212,546
Ending balance as of June 30, 2008	$45,343	$115,652	$3,394,996	$3,471	$(3,204,392)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(2,370)	$4,723	$(297)	$(7,203)

(1)   Amounts are included in net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the six months ended June 30, 2008 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2008	$99,498	$—	$—	$802	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	(7,137)	(140,783)	467	147,252
Included in other comprehensive loss	(4,090)	—	—	—	—
Net transfers in and/or out of level 3	(32,725)	131,688	3,921,323	2,811	(3,169,353)
Purchases, sales, other settlements and issuances, net	(17,340)	(8,899)	(385,544)	(609)	(182,291)
Ending balance as of June 30, 2008	$45,343	$115,652	$3,394,996	$3,471	$(3,204,392)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(9,250)	$(152,661)	$467	$148,638

(1)

Amounts are included in net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

Note 17. Subsequent Events

On July 10, 2009, the Company surrendered for cancellation, without consideration, approximately $298.4 million in aggregate of mezzanine notes and junior notes (“Surrendered Notes”) issued to the Company by CLO 2005-1, CLO 2005-2 and CLO 2006-1. The Surrendered Notes were promptly cancelled upon receipt by the trustee of each transaction and the related debt was extinguished by the issuers thereof. In accordance with GAAP, the Company consolidates its CLO subsidiaries and therefore, does not expect this transaction to have an impact on its consolidated financial statements. Similarly, as CLO 2005-1, CLO 2005-2 and CLO 2006-1 are treated as disregarded entities for tax purposes, this transaction is not expected to have any tax implications for the Company or its shareholders.

On July 24, 2009, the Company retired the outstanding balance of senior notes issued by CLO 2009-1, which totaled $44.4 million as of June 30, 2009. Prior to the retirement of the senior notes, an affiliate of the Company held a 20% interest in the subordinated notes issued by CLO 2009-1. As part of the deleveraging of CLO 2009-1, the subordinated notes in CLO 2009-1 held by the Company’s affiliate were retired in exchange for a 20% interest in each of CLO 2009-1’s assets which remained following the deleveraging.

On August 5, 2009, the Company, TRS Ltd., KFH Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. (the “Original Credit Agreement Borrowers”) and CLO 2009-1 (together with the Original Credit Agreement Borrowers, the “Amendment Borrowers”) and Bank of America, N.A. (“BofA”) and Citicorp North America Inc. (“Citicorp”) entered into Amendment No. 1 to the Credit Agreement and Security Agreement (the “Credit and Security Agreement Amendment”), amending (i) the Credit Agreement dated as of November 10, 2008 among the Original Credit Agreement Borrowers, BofA, Citicorp, Banc of America Securities LLC and Citigroup Global Markets Inc. (as amended by the Credit and Security Agreement Amendment, the “Credit Agreement”) and (ii) the Security Agreement dated as of November 17, 2008 among the Original Credit Agreement Borrowers and BofA (as amended by the Credit and Security Agreement Amendment, the “Security Agreement”).

Among other things, the Credit and Security Agreement Amendment provides that: (i) the size of the facility be reduced to $200.0 million from $300.0 million, (ii) the lending commitments of the lenders under the Credit Agreement be modified to provide for quarterly amortization of $12.5 million per quarter until the size of the facility has been reduced to $150 million on June 30, 2010, (iii) the interest rate applicable to borrowings under the Credit Agreement be increased from LIBOR plus 300 basis points to LIBOR plus 400 basis points, (iv) the maturity date of the borrowings under the Credit Agreement be extended to November 10, 2011, (v) the tangible net worth covenant be reduced to $700.0 million from $1.0 billion, (vi) CLO 2009-1 become a Borrower under the Credit Agreement and a party to the Security Agreement and certain other transaction documents, (vii) certain representations and warranties and affirmative and negative covenants be modified and added and (viii) certain events of default under the Credit Agreement be added. The Credit and Security Agreement Amendment also provides that the Company can (i) pay a yearly distribution to its shareholders in an amount equal to no greater than 50% of the Company’s taxable income for such year and (ii) use up to $50 million of its unrestricted cash to repurchase its outstanding convertible notes due July 2012 and/or its outstanding trust preferred securities.

In addition, the Amendment Borrowers (i) pledged and delivered certain additional collateral, including all loans, bonds, instruments, securities and financial assets directly or indirectly, legally or beneficially owned by the Amendment Borrowers and (ii) agreed to pay to each lender under the Credit Agreement an arrangement fee equal to 1.0% of each such lender’s commitment under the Credit Agreement and a structuring fee for each such lender in the amount of $1,250,000.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

Executive Overview

We are a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. We invest in financial assets consisting primarily of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable equity securities, private equity investments and credit default and total rate of return swaps. The majority of our investments are in senior secured loans of large capitalization companies. The corporate loans we invest in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for these investments. The senior secured notes issued by the CLO transactions are generally owned by unaffiliated third party investors and we own the majority of the mezzanine and subordinated notes in the CLO transactions. Our CLO transactions consist of six cash flow CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A” and, together with CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-1, the “Cash Flow CLOs”) and KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”).

In addition to our Cash Flow CLOs, a portion of our assets were previously held in Wayzata Funding LLC (“Wayzata”), a market value CLO transaction. On March 31, 2009, we completed the restructuring of Wayzata and replaced it with CLO 2009-1. As a result of the restructuring, substantially all of Wayzata’s assets were transferred to CLO 2009-1, a newly formed special purpose company, which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. CLO 2009-1 was structured as a cash flow transaction and does not contain the market value provisions contained in Wayzata. The portfolio manager of CLO 2009-1 is an affiliate of KKR Financial Advisors LLC (our “Manager”). The notes issued by CLO 2009-1 are secured by the same collateral that secured the Wayzata notes, consisting primarily of senior secured leveraged loans. As was the case with Wayzata, at the time of the restructuring, we and an affiliate of our Manager owned all of the subordinated notes issued by CLO 2009-1.

During the second quarter of 2009, we sold approximately $423.1 million of investments that were held in CLO 2009-1 in order to generate proceeds to retire the senior notes outstanding. These sales resulted in us recording a loss during the quarter of $27.2 million. During June 2009, we paid down the senior notes issued by CLO 2009-1 by $516.4 million and on July 24, 2009, we retired the remaining balance of $44.4 million of outstanding senior notes. Prior to the retirement of the senior notes, an affiliate of ours held a 20% interest in the subordinated notes issued by CLO 2009-1. As part of the deleveraging of CLO 2009-1, the subordinated notes in CLO 2009-1 held by our affiliate were retired in exchange for a 20% interest in each of CLO 2009-1’s assets which remained following the deleveraging.

Following the deleveraging transaction and the distribution of assets to our affiliate, we now hold the residual assets of CLO 2009-1, which consist of approximately $317.4 million par amount of corporate debt investments with an estimated fair value of $242.4 million and approximately $14.9 million of cash and receivables. As a result of this transaction, we will receive all cash flows generated by the $317.4 million par amount of investments on a prospective basis.

As described above, we own a majority of the mezzanine and subordinated notes issued by the Cash Flow CLOs and therefore have historically received a majority of our cash flows from our investments in these entities. The indentures governing the Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In addition to the portfolio profile tests, the indentures for the Cash Flow CLOs include over-collateralization tests (“OC Tests”) which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. During the second quarter of 2009, certain of our Cash Flow CLOs failed certain of their respective OC Tests as a result of significant asset price declines and rating downgrades of certain investments that occurred during 2008. Accordingly, the cash flows we would generally expect to receive from our investments in the mezzanine and subordinated notes issued by the Cash Flow CLOs were used to amortize the most senior class of notes. During the first six months of 2009 the senior notes issued by our Cash Flow CLOs were reduced by $145.1 million due to amortization of the senior note balances as a result of non-compliance with certain OC Tests in certain of our CLOs.

On July 10, 2009, we undertook certain actions with respect to CLO 2005-1, CLO 2005-2 and CLO 2006-1 that are expected to have a positive cash flow impact for us. Specifically, we surrendered for cancellation, without consideration, approximately $298.4 million in aggregate mezzanine and junior notes (“Surrendered Notes”) issued to us by these three CLO transactions. The Surrendered Notes were promptly cancelled upon receipt by the trustee of each transaction and the related debt was extinguished by the issuers thereof. We believe that this transaction brings the OC Tests for these three CLOs into compliance, enabling the mezzanine and subordinated note holders, including us, to resume receiving cash flows from these transactions during the period when the OC Tests remain in compliance. As these CLO transactions are consolidated by us under accounting principles generally accepted in the United States of America (“GAAP”), this transaction is not expected to have any impact on our consolidated financial statements. Similarly, as CLO 2005-1, CLO 2005-2 and CLO 2006-1 are treated as disregarded entities for tax purposes, this transaction is not expected to have any tax implications for us or our shareholders.

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

Investment Portfolio

Overview

As discussed above, the majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. On an unconsolidated basis, our investment portfolio primarily consists of the following as of June 30, 2009: (i) mezzanine and subordinated tranches of CLO transactions, totaling a par amount of $1.4 billion; (ii) corporate loans with an aggregate par amount of $452.7 million and an estimated fair value of $147.7 million; (iii) corporate debt securities with an aggregate par amount of $92.8 million and an estimated fair value of $66.5 million; (iv) residential mortgage-backed securities (“RMBS”) with a par amount of $300.5 million and estimated fair value of $218.3 million; (v) private equity investments with an aggregate cost amount of $29.8 million and an estimated fair value of $27.1 million; note that our private equity investments are accounted for under either the cost method (cost of $17.5 million) or at fair value if we elected the fair value option of accounting (cost of $12.3 million); (vi) marketable equity securities with an aggregate estimated fair value of $0.9 million. In addition, we hold other investments including loan investments financed under total rate of return swaps that are accounted for as derivative transactions, credit default swaps, shorts on equity and debt instruments, and interest rate swaps.

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

Corporate Debt Investments

Our investments in corporate debt primarily consist of investments in below investment grade corporate loans, often referred to as syndicated bank loans or leveraged loans, and corporate debt securities. As of June 30, 2009, our corporate debt investments, excluding investments held through total rate of return swaps, had an aggregate par balance of $8.6 billion, an aggregate net amortized cost of $7.9 billion and an aggregate estimated fair value of $6.4 billion. Included in these amounts is $7.6 billion par amount or $5.8 billion estimated fair value of investments held in our Cash Flow CLOs which have aggregate senior notes outstanding totaling $5.7 billion and an aggregate of $542.1 million of mezzanine and subordinated notes outstanding that are held by an affiliate of our Manager. In addition to the investments held by our Cash Flow CLOs, they had an aggregate principal cash balance totaling $103.2 million as of June 30, 2009.

As of June 30, 2009, CLO 2009-1 held investments with an aggregate par balance of $438.8 million and an estimated fair value of $334.1 million. CLO 2009-1 also had an aggregate principal cash balance of $5.1 million, senior notes outstanding totaling $44.4 million and subordinated notes outstanding to an affiliate of our Manager totaling $90.4 million as of June 30, 2009.

RMBS Investments

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $224.1 million as of June 30, 2009. Of the $224.1 million of RMBS investments we hold, $147.5 million are in six residential mortgage-backed securitization trusts that we consolidate under GAAP as we hold the majority of the risk of loss on these transactions. This results in us reflecting the financial position and results of these trusts in our condensed consolidated financial statements. Consolidation of these six entities does not impact our net assets or net income; however, it does result in us showing the condensed consolidated assets, liabilities, revenues and expenses on our condensed consolidated financial statements. On our condensed consolidated balance sheet as of June 30, 2009, the $224.1 million of RMBS is computed as our investments in RMBS of $76.6 million, plus $147.5 million, which represents the difference between residential mortgage loans of $2.2 billion less residential mortgage-backed securities issued of $2.1 billion plus $9.8 million of real estate owned (“REO”) that is included in other assets on our condensed consolidated balance sheet.

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

Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain private equity investments, certain securities sold, not yet purchased and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities, certain corporate loans held for sale, certain private equity investments, residential mortgage-backed securities, residential mortgage loans, REO, residential mortgage-backed securities issued and certain derivatives.

In the second quarter of 2009, we adopted Financial Accounting Standards Board’s Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. We determined that FSP FAS 157-4 did not have a material impact on our condensed consolidated financial statements.

If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate (for example, the use of a market approach and a present value technique). When weighting indications of fair value resulting from the use of multiple valuation techniques, a reporting entity shall consider the reasonableness of the range of fair value estimates. The objective is to determine the point within that range that is most representative of fair value under current market conditions. A wide range of fair value estimates may be an indication that further analysis is needed.

Regardless of the approach taken (i.e. either a single valuation technique or multiple valuation techniques), even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Determining the price at which willing market participants would transact at the measurement date under current market conditions if there has been a significant decrease in the volume and level of activity for the asset or liability depends on the facts and circumstances and requires the use of significant judgment. However, a reporting entity’s intention to hold the asset or liability is not relevant in estimating fair value. Fair value is a market-based measurement, not an entity-specific measurement

The FSP also emphasizes that in identifying transactions that are not orderly, an entity cannot assume that the observable transaction price is not orderly when the volume and level of activity for the asset or liability have significantly declined. Instead, an entity must perform an analysis to determine whether the observable price is representative of a transaction that is not orderly. In making this determination, an entity cannot ignore information that is available without undue cost and effort; however, the entity is not required to undertake all possible efforts. A reporting entity shall evaluate the circumstances to determine whether the transaction is orderly based on the weight of the evidence.

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

Depending on the relative liquidity in the markets for certain assets, we may transfer assets to level 3 if we determine that observable quoted prices, obtained directly or indirectly, are not available. Assets and liabilities that are valued using level 3 of the fair value hierarchy primarily consist of certain corporate debt securities, certain private equity investments, certain corporate loans held for sale, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain over-the-counter (“OTC”) derivative contracts. The valuation techniques used for these are described below.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three and six months ended June 30, 2009, share-based compensation was immaterial. As of June 30, 2009, substantially all of the non-vested restricted common shares issued that are subject to SFAS No. 123(R) are subject to remeasurement. As of June 30, 2009, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.1 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of June 30, 2009, the common share options were fully exercised and expire in August 2014. As of June 30, 2009, future unamortized share-based compensation totaled $0.8 million, of which $0.3 million, $0.5 million, and an immaterial amount will be recognized in 2009, 2010, and beyond, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of June 30, 2009, the estimated fair value of our net derivative liabilities totaled $47.2 million.

Impairments

We monitor our available-for-sale securities portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. We consider many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings.  In addition, for debt securities we consider our intent to sell the debt security, our estimation of whether or not we expect to recover the debt security’s entire amortized cost if we intend to hold the debt security, and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery.  For equity securities, we also consider our intent and ability to hold the equity security for a period of time sufficient for a recovery in value.

The amount of the loss that is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary is dependent on certain factors.  If the security is an equity security or if the security is a debt security that we intend to sell or estimate that it is more likely than not that we will be required to sell before recovery of its amortized cost, then the impairment amount recognized in earnings is the entire difference between the estimated fair value of the security and its amortized cost. For debt securities that we do not intend to sell or estimate that we are not more likely than not to be required to sell before recovery, the impairment is separated into the estimated amount relating to credit loss and the estimated amount relating to all other factors. Only the estimated credit loss amount is recognized in earnings, with the remainder of the loss amount recognized in other comprehensive income.

This process involves a considerable amount of subjective judgments by our management. As of June 30, 2009, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $69.4 million, which if not recovered may result in the recognition of future losses. During the three and six months ended June 30, 2009, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $6.2 million and $40.0 million, respectively.

In the second quarter of 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities. We determined that FSP FAS 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.

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

As of June 30, 2009, our allowance for loan losses totaled $473.2 million.

Recent Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. FSP EITF 99-20-1 also reiterates and emphasizes the related guidance and disclosure requirements in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 is effective for all periods ending after December 15, 2008 and retroactive application is not permitted. We have taken this FSP into consideration when evaluating our investments for other-than-temporary impairment.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) (collectively “SFAS No. 166”). The most significant amendments that SFAS No. 166 makes consist of the removal of the concept of a qualifying special-purpose entity (“QSPE”) from SFAS No. 140, and the elimination of the exception for QSPE from the consolidation guidance of FIN 46R. The disclosures required by this standard are to provide greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS No. 166 will significantly affect existing securitizations that use QSPEs, as well as future securitizations. SFAS No. 166 is effective January 1, 2010 for calendar-year reporting entities and earlier application is prohibited. We are evaluating the impact of adopting SFAS No. 166.

Also on June 12, 2009, the FASB issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R) (“SFAS No. 167”) which addresses the effects of elimination the QSPE concept from SFAS No. 140 and responds to concerns about the application of certain key provisions of FIN 46R including concerns over the transparency of enterprises’ involvement with VIEs. SFAS No. 167 requires additional disclosures for various areas including situations that use significant judgment and assumptions in determining whether or not to consolidate a VIE as well as the nature of and changes in the risks associated with a VIE. This standard is effective for calendar year-end companies beginning on January 1, 2010. We are evaluating the impact of adopting SFAS No. 167.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (Codification) will become the single official source of authoritative GAAP. The current GAAP hierarchy consists of four levels of authoritative accounting and reporting guidance (levels A through D), including original pronouncements of the FASB, FASB FSPs, EITF abstracts, and other accounting literature (“pre-Codification GAAP” or “current GAAP”). The Codification eliminates this hierarchy and replaces current GAAP (other than rules and interpretive releases of the SEC) with just two levels of literature: authoritative and nonauthoritative. The Codification will be effective for interim and annual periods ending on or after September 15, 2009. We do not believe that the adoption of SFAS No. 168 will have a material impact on our financial statements.

Results of Operations

Summary

Our net income for the three and six months ended June 30, 2009 totaled $20.6 million (or $0.14 per diluted common share) and $7.6 million (or $0.05 per diluted common share), respectively, as compared to net income of $37.6 million (or $0.25 per diluted common share) and $51.5 million (or $0.39 per diluted common share), respectively, for the three and six months ended June 30, 2008. Income from continuing operations for the three and six months ended June 30, 2009 totaled $20.6 million (or $0.14 per diluted common share) and $7.6 million (or $0.05 per diluted common share), respectively, as compared to income from continuing operations of $38.6 million (or $0.25 per diluted common share) and $48.9 million (or $0.37 per diluted common share), respectively, for the three and six months ended June 30, 2008. The decrease in income from continuing operations of $18.0 million and $41.2 million from the three and six months ended June 30, 2008 to 2009, respectively, is primarily due to an increase in realized and unrealized loss on investments and a decline in net investment income resulting from a smaller investment portfolio and lower LIBOR rate. These losses were slightly offset by net realized and unrealized gains on derivatives and foreign exchange.

Net Investment Income

The following table presents the components of our net investment income for the three and six months ended June 30, 2009 and 2008:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Investment Income:
Corporate loans and securities interest income	$97,400	$163,830	$202,584	$363,190
Residential mortgage loans and securities interest income	31,843	44,643	70,844	92,847
Other interest income	106	4,998	462	16,074
Dividend income	26	1,092	287	1,908
Net discount accretion	15,928	10,865	29,799	19,647
Total investment income	145,303	225,428	303,976	493,666
Interest Expense:
Repurchase agreements	—	4,467	—	33,437
Collateralized loan obligation senior secured notes	33,210	71,889	79,625	146,407
Secured revolving credit facility	3,916	3,140	7,858	5,773
Secured demand loan	—	25	—	348
Convertible senior notes	5,259	5,623	10,505	11,010
Junior subordinated notes	4,176	6,349	8,617	12,104
Residential mortgage-backed securities issued	21,244	34,001	47,103	68,432
Other interest expense	1,005	272	2,247	1,022
Interest rate swap	3,593	2,271	6,330	3,569
Total interest expense	(72,403)	(128,037)	(162,285)	(282,102)
Interest expense to affiliates	(5,379)	(19,707)	(11,184)	(47,525)
Provision for loan losses	(12,808)	(10,000)	(39,795)	(10,000)
Net investment income	$54,713	$67,684	$90,712	$154,039

The decrease in net investment income from the three and six months ended June 30, 2008 to 2009 is primarily attributable to a smaller investment portfolio and lower interest rates, partially offset by a decline in interest expense related to pay downs of our collateralized loan obligation senior secured notes in 2009.

Other Loss

The following table presents the components of other loss for the three and six months ended June 30, 2009 and 2008:

Comparative Other Loss Components

(Amounts in thousands)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaps	$92	$(268)	$567	$3,526
Credit default swaps	4,928	(2,955)	12,908	10,334
Total rate of return swaps	17,760	(3,820)	24,713	(66,445)
Common stock warrants	—	(20)	—	(707)
Foreign exchange(1)	3,725	1,145	713	358
Total realized and unrealized gain (loss) on derivatives and foreign exchange	26,505	(5,918)	38,901	(52,934)
Net realized loss on residential mortgage-backed securities and residential mortgage loans, carried at estimated fair value	(3,269)	(744)	(11,676)	(1,499)
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(4,176)	(4,850)	(15,188)	(13,273)
Net realized and unrealized loss on investments(2)	(40,304)	(7,529)	(66,744)	(21,288)
Net realized and unrealized gain on securities sold, not yet purchased	2,479	1,664	3,916	8,650
Impairment of securities available for sale	(6,249)	(9,688)	(40,013)	(9,688)
Gain on restructuring and extinguishment of debt	6,892	17,225	41,463	17,225
Other income	1,578	513	2,911	5,469
Total other loss	$(16,544)	$(9,327)	$(46,430)	$(67,338)

(1)	Includes foreign exchange contracts and foreign exchange gain or loss.
(2)	Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on private equity investments held at estimated fair value.

As presented in the table above, other loss totaled $16.5 million and $46.4 million for the three and six months ended June 30, 2009, respectively, as compared to other loss of $9.3 million and $67.3 million for the three and six months ended June 30, 2008, respectively. Total other loss for the three months ended June 30, 2009 primarily consisted of net realized and unrealized losses on investments totaling $40.3 million, partially offset by net realized and unrealized gains on derivatives and foreign exchange totaling $26.5 million. Total other loss for the six months ended June 30, 2009 primarily consisted of net realized and unrealized losses on investments totaling $66.7 million, net unrealized losses on residential mortgage-backed securities, residential mortgage loans and residential mortgage-backed securities issued totaling $15.2 million, and a loss from other-than-temporary impairments on securities available-for-sale totaling $40.0 million. These losses were partially offset by net realized and unrealized gains on derivatives and foreign exchange totaling $38.9 million and a gain on restructuring and extinguishment of debt totaling $41.5 million. The gain on restructuring and extinguishment of debt primarily reflects the reduction of the reported amount of debt held by an affiliate of our Manager upon the replacement of Wayzata with CLO 2009-1 on March 31, 2009.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three and six months ended June 30, 2009 and 2008:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Related party management compensation:
Base management fees	$3,653	$8,927	$7,278	$16,360
Share-based compensation	105	196	(35)	658
CLO management fees	6,546	1,264	14,273	2,528
Related party management compensation	10,304	10,387	21,516	19,546
Professional services	2,090	1,071	5,475	2,928
Loan servicing	2,056	2,391	4,192	4,960
Insurance	303	158	606	319
Directors expenses	388	315	692	716
General and administrative	2,284	5,279	4,080	9,239
Total non-investment expenses	$17,425	$19,601	$36,561	$37,708

As presented in the table above, our non-investment expenses decreased by approximately $2.2 million from the three months ended June 30, 2008 to 2009 and $1.1 million from the six months ended June 30, 2008 to 2009. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fee decreased by $5.3 million and $9.1 million, from the three and six months ended June 30, 2008 to 2009, respectively, due to the significant decline in “equity” from the $1.1 billion loss we reported for the year ended December 31, 2008. Effective January 1, 2009, the Manager agreed to defer 50% of the monthly base management fee payable by us for the period from January 1, 2009 through November 30, 2009. The aggregate amount of fees otherwise payable during the deferral period will be payable to the Manager upon the earlier of (x) December 15, 2009 and (y) the date of any termination of the Management Agreement pursuant to either Section 13(a) or Section 15(b) thereof.

Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of nil were earned by the Manager during the three and six months ended June 30, 2009 and 2008.

An affiliate of our Manager has entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata. Accordingly, CLO management fees increased $5.3 million and $11.7 million from the three and six months ended June 30, 2008 to 2009, respectively. In addition, beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO fees received by our Manager. For the three and six months ended June 30, 2009, the Manager permanently waived reimbursement of $3.0 million and $5.3 million, respectively, in allocable general and administrative expenses. For the three and six months ended June 30, 2008, we reimbursed our Manager $2.6 million and $5.1 million, respectively, for expenses.

General and administrative expenses consist of expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. Professional fees increased by $1.0 million from the three months ended June 30, 2008 to 2009 and $2.5 million from the six months ended June 30, 2008 to 2009 primarily due to expenses associated with CLO 2009-1. The decrease in general and administrative expenses of $3.0 million and $5.2 million from the three and six months ended June 30, 2008 to 2009, respectively, was primarily attributable to the rebated CLO fees reducing the general and administrative expenses otherwise reimbursable to our Manager.

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

KKR TRS Holdings, Ltd. (“TRS Ltd.”), KKR Financial Holdings, Ltd. (“KFH Ltd.”), and KFN PEI VII, LLC (“PEI VII”) are not consolidated with us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in PEI VII, a domestic taxable corporate subsidiary, because PEI VII is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. Those subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd. and KFH Ltd. are our foreign subsidiaries and are taxed as corporations for United States federal income tax purposes. These entities were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the quarter ended June 30, 2009 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

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

The tables below summarize the carrying value, amortized cost and estimated fair value of our corporate investment portfolio as of June 30, 2009 and December 31, 2008, stratified by type. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for securities, amortized cost for loans held for investment, and the lower of amortized cost or estimated fair value for loans held for sale. Estimated fair values set forth in the tables below are primarily based on dealer quotes and/or nationally recognized pricing services.

Corporate Loans

Our corporate loan portfolio totaled approximately $7.3 billion as of June 30, 2009 and $8.1 billion as of December 31, 2008. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and mezzanine loans.

The following table summarizes our corporate loans portfolio stratified by type as of June 30, 2009 and December 31, 2008:

Corporate Loans

(Amounts in thousands)

	June 30, 2009			December 31, 2008
	Carrying Value (1)	Amortized Cost	Estimated Fair Value	Carrying Value(1)	Amortized Cost	Estimated Fair Value
Senior secured	$6,459,603	$6,459,603	$5,259,242	$7,147,665	$7,147,665	$4,627,121
Second lien	597,833	597,833	401,394	655,371	655,371	361,196
Mezzanine	230,753	230,753	120,146	249,185	249,185	109,266
Total	$7,288,189	$7,288,189	$5,780,782	$8,052,221	$8,052,221	$5,097,583

(1)

Total carrying value excludes allowance for loan losses of $473.2 million and $480.8 million as of June 30, 2009 and December 31, 2008, respectively, and includes loans held for sale of $168.5 million and $324.6 million as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, $7.2 billion, or 98.2%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.8%, was fixed rate. As of December 31, 2008, $7.9 billion, or 98.6%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.4%, was fixed rate. Fixed and floating percentages were calculated based on the portfolio mix as a percentage of estimated fair value.

All of our floating rate corporate loans have index reset frequencies of twelve months or less with the majority being quarterly. The weighted-average coupon on our floating rate corporate loans was 3.9% and 4.6% as of June 30, 2009 and December 31, 2008, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.1% and 2.9% as of June 30, 2009 and December 31, 2008, respectively. The rates above were calculated assuming that non-accrual loans were accruing interest as of the stated periods. The weighted-average years to maturity of our floating rate corporate loans was 4.7 years and 5.1 years as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, our fixed rate corporate loans had a weighted-average coupon of 13.0% and weighted-average years to maturity of 5.7 years, as compared to 13.7% and weighted-average years to maturity of 6.4 years as of December 31, 2008.

Loans placed on non-accrual status may or may not be contractually past due at the time of such determination. When placed on non-accrual status, previously recognized accrued interest is reversed and charged against current income. While on non-accrual status, interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt.

As of June 30, 2009 and December 31, 2008, we had $704.3 million and $358.0 million of loans on non-accrual status, respectively. The average recorded investment in the impaired loans during the three and six months ended June 30, 2009 was $738.2 million and $531.3 million, respectively. As of June 30, 2008, there were no corporate loan balances placed on non-accrual status. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $4.7 million and $6.8 million for the three and six months ended June 30, 2009, respectively, and nil for the three and six months ended June 30, 2008.

As of June 30, 2009, we held loans that were in default with a total amortized cost of $727.3 million from nine issuers. During the year ended December 31, 2008, we held investments that were in default with a total amortized cost of $312.7 million from three issuers. The majority of corporate loans in default during 2009 and 2008 were included in the investments for which the allocated component of our allowance for losses was related to as of June 30, 2009 and December 31, 2008, respectively.

The following table summarizes the changes in the allowance for loan losses for our corporate loan portfolio during the three and six months ended June 30, 2009 and 2008 (amounts in thousands):

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2009	For the six months ended June 30, 2008
Balance at beginning of period	$507,762	$25,000	$480,775	$25,000
Provision for loan losses	12,808	10,000	39,795	10,000
Charge-offs	(47,368)	—	(47,368)	—
Balance at end of period	$473,202	$35,000	$473,202	$35,000

As of June 30, 2009 and December 31, 2008, we had an allowance for loan loss of $473.2 million and $480.8 million, respectively. As described under Critical Accounting Policies, our allowance for loan losses represents our estimate of probable credit losses inherent in our loan portfolio as of the balance sheet date. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses consists of individual loans that are impaired. The unallocated component of our allowance for loan losses represents our estimate of losses inherent, but not identified, in our portfolio as of the balance sheet date.

As of June 30, 2009, the allocated component of the allowance for loan losses totaled $428.8 million and relates to investments in loans issued by eleven issuers with an aggregate par amount of $891.9 million and an aggregate amortized cost amount of $701.6 million. As of December 31, 2008, the allocated component of the allowance for loan losses totaled $320.6 million and relates to investments in loans issued by eleven issuers with an aggregate par amount of $828.2 million and an aggregate amortized cost amount of $715.4 million. The amount recorded to the allocated component of our allowance for loan losses reflects significant deterioration in the credit performance of these issuers as demonstrated by default, bankruptcy or a material deterioration of the issuer such that default or restructuring is considered likely to occur.

The unallocated component of the allowance for loan losses totaled $44.4 million and $160.2 million as of June 30, 2009 and December 31, 2008, respectively. The decline in the unallocated component of our allowance for loan losses from December 31, 2008 to June 30, 2009 is attributable to the migration of the unallocated component to the allocated component of the allowance for loan losses since year end. We recorded charge-offs during the three and six months ended June 30, 2009 totaling $47.4 million. Of these, $6.0 million related to a loan sold during the quarter, while $41.4 million related to a loan exchanged for private equity and which qualified as a troubled debt restructuring. At the time of restructuring, we elected the option to carry this investment at estimated fair value in accordance with SFAS No. 159, with unrealized gains and losses reported in income. There were no charge-offs during the three and six months ended June 30, 2008.

We recorded a $25.7 million charge to earnings during the quarter ended June 30, 2009 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had an estimated fair value of $168.5 million as of June 30, 2009. We recorded a $2.6 million charge to earnings during the quarter ended June 30, 2008 for the lower of cost or estimated fair value adjustment for loans held for sale which had an estimated fair value of $66.7 million as of June 30, 2008.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) ratings category as of June 30, 2009 and December 31, 2008:

Corporate Loans

(Amounts in thousands)

Ratings Category	As of June 30, 2009	As of December 31, 2008
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	41,173	—
Ba1/BB+ through Ba3/BB-	1,577,723	2,885,285
B1/B+ through B3/B-	4,956,391	4,580,280
Caa1/CCC+ and lower	1,078,165	957,104
Non-rated	90,023	33,449
Total	$7,743,475	$8,456,118

Corporate Debt Securities

Our corporate debt securities portfolio totaled $604.0 million and $553.4 million as of June 30, 2009 and December 31, 2008, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds.

The following table summarizes our corporate debt securities portfolio stratified by type as of June 30, 2009 and December 31, 2008:

Corporate Debt Securities

(Amounts in thousands)

	June 30, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$55,134	$38,220	$55,134	$57,641	$75,127	$57,641
Senior unsecured	344,591	350,172	344,591	400,357	503,897	400,357
Subordinated	204,254	218,176	204,254	95,443	163,450	95,443
Total	$603,979	$606,568	$603,979	$553,441	$742,474	$553,441

As of June 30, 2009, $497.1 million, or 82.3%, of our corporate debt securities portfolio was fixed rate and $106.9 million, or 17.7%, was floating rate. As of December 31, 2008, $494.6 million, or 89.4%, of our corporate debt securities portfolio was fixed rate and $58.8 million, or 10.6%, was floating rate.

As of June 30, 2009, our fixed rate corporate debt securities had a weighted-average coupon of 10.3% and weighted-average years to maturity of 7.0 years, as compared to 10.3% and 6.8 years, as of December 31, 2008. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted-average coupon on our floating rate corporate debt securities was 4.0% and 7.0% as of June 30, 2009 and December 31, 2008, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate debt securities was 3.2% and 3.6% as of June 30, 2009 and December 31, 2008, respectively. The weighted-average years to maturity of our floating rate corporate debt securities was 4.7 years and 4.5 years as of June 30, 2009 and December 31, 2008, respectively.

During the three and six months ended June 30, 2009, we recorded impairment losses totaling $6.2 million and $40.0 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value is no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer. For the three and six months ended June 30, 2008, we recorded impairment losses totaling $9.7 million for corporate debt and equity securities that we determined to be other-than-temporarily impaired.

As of June 30, 2009 and December 31, 2008, we held one corporate debt security that was in default with a total fair value of $3.7 million and $3.2 million, respectively. This corporate debt security was determined to be other-than-temporarily impaired as of June 30, 2009 and December 31, 2008.

The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody’s and Standard & Poor’s ratings category as of June 30, 2009 and December 31, 2008:

Corporate Debt Securities

(Amounts in thousands)

Ratings Category	As of June 30, 2009	As of December 31, 2008
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	36,000	37,500
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	32,000	32,000
B1/B+ through B3/B-	265,169	408,856
Caa1/CCC+ and lower	545,368	734,303
Non-Rated	6,816	6,816
Total	$885,353	$1,219,475

Residential Mortgage Investments Summary

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $224.1 million as of June 30, 2009. The $224.1 million of RMBS is comprised of $105.6 million of RMBS that are rated investment grade or higher and $118.5 million of RMBS that are rated below investment grade. Of the $224.1 million of RMBS investments we hold, $147.5 million are in six residential mortgage-backed securitization trusts that are not structured as qualifying special-purpose entities as defined by SFAS No. 140. Accordingly, as we own the first loss securities in these trusts, we are deemed to be the primary beneficiary of these entities and as such, consolidate these trusts in accordance with GAAP. This results in us reflecting the financial position and results of these trusts in our condensed consolidated financial statements. Consolidation of these six entities does not impact our net assets or net income; however, it does result in us showing the condensed consolidated assets, liabilities, revenues and expenses on our condensed consolidated financial statements. On our condensed consolidated balance sheet as of June 30, 2009, the $224.1 million of RMBS is computed as our investments in RMBS of $76.6 million, plus $147.5 million, which represents the difference between residential mortgage loans of $2.2 billion less residential mortgage-backed securities issued of $2.1 billion plus $9.8 million of REO that is included in other assets on our condensed consolidated balance sheet. The $224.1 million of RMBS as of June 30, 2009 represents a decrease of 17.2% from $270.7 million as of December 31, 2008.

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

The table below summarizes the carrying value, amortized cost, and estimated fair value of our residential mortgage investment portfolio as of June 30, 2009 and December 31, 2008. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for residential mortgage-backed securities and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes, nationally recognized pricing services and/or management’s judgment when relevant observable inputs do not exist.

Residential Mortgage Investment Portfolio

(Dollar amounts in thousands)

	June 30, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Residential Mortgage Loans(1)	$2,218,319	$3,090,856	$2,218,319	$2,620,021	$3,371,014	$2,620,021
Residential Mortgage-Backed Securities	76,572	107,165	76,572	102,814	125,849	102,814
Total	$2,294,891	$3,198,021	$2,294,891	$2,722,835	$3,496,863	$2,722,835

(1)	Excludes REO as a result of foreclosure on delinquent loans of $9.8 million and $10.8 million as of June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009, twenty-five of our residential mortgage loans with an outstanding balance of $9.8 million were REO as a result of foreclosure on delinquent loans. As of December 31, 2008, thirty-three of our residential mortgage loans owned by us with an outstanding balance of $10.8 million were REO as a result of foreclosure on delinquent loans.

The following table summarizes the delinquency statistics of our residential mortgage loans, excluding REOs, as of June 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	June 30, 2009		December 31, 2008
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	71	$26,766	93	$37,282
60 to 89 days	36	15,692	41	15,654
90 days or more	116	44,770	76	29,803
In foreclosure	120	48,519	67	22,841
Total	343	$135,747	277	$105,580

Portfolio Purchases

We purchased $0.4 billion and $0.7 billion par amount of investments during the three months and six months ended June 30, 2009, respectively, as compared to $0.6 billion and $1.3 billion for the three and six months ended June 30, 2008, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount of the securities and loans that were purchased:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	Three months ended June 30, 2009		Three months ended June 30, 2008		Six months ended June 30, 2009		Six months ended June 30, 2008
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Securities:
Corporate Debt Securities	$41,000	11.5%	$83,747	14.8%	$42,563	6.4%	$126,747	9.7%
Marketable Equity Securities	—	—	4,969	0.9	—	—	6,496	0.5
Total Securities Principal Balance	41,000	11.5	88,716	15.7	42,563	6.4	133,243	10.2
Loans:
Corporate Loans	314,592	88.5	476,680	84.3	624,218	93.6	1,171,253	89.8
Grand Total Principal Balance	$355,592	100.0%	$565,396	100.0%	$666,781	100.0%	$1,304,496	100.0%

The schedule above excludes purchases of securities sold, not yet purchased, with a par amount of nil and $27.2 million as of June 30, 2009 and 2008, respectively.

Shareholders’ Equity

Our shareholders’ equity at June 30, 2009 and December 31, 2008 totaled $899.6 million and $663.3 million, respectively. Included in our shareholders’ equity as of June 30, 2009 and December 31, 2008 is accumulated other comprehensive loss totaling $49.2 million and $268.8 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2009 were $823.5 million and 10.0% and $757.9 million and 2.0%, respectively.  Our average shareholders’ equity and return on average shareholders’ equity and for the three and six months ended June 30, 2008, were $1.9 billion and 8.0% and $1.7 billion and 6.0%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of June 30, 2009 and December 31, 2008 was $5.69 and $4.40, respectively, and is computed based on 158,139,238 and 150,881,500 shares issued and outstanding as June 30, 2009 and December 31, 2008, respectively.

Liquidity and Capital Resources

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of June 30, 2009, we had unrestricted cash and cash equivalents totaling $114.4 million.

The majority of our investments are held in Cash Flow CLOs (CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A). Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. Current market economic conditions have had a material adverse impact on our cash flows and liquidity. During the quarter ended June 30, 2009, certain of our Cash Flow CLOs were out of compliance with certain compliance tests (specifically, OC Tests) outlined in their respective indentures and as a result, the cash flows we would generally expect to receive from our Cash Flow CLO holdings was paid to the senior note holders of the Cash Flow CLOs that were out of compliance with their respective OC Tests. Based on current market conditions, most notably the credit ratings of certain investments held in our Cash Flow CLOs and their related market values, we expect that certain of our Cash Flow CLOs will be out of compliance with their respective OC Tests during the remainder of 2009 and as a result, we expect that the cash flows that we would generally expect to receive will be used to reduce the principal balances of the senior notes issued by certain of our Cash Flow CLOs.

On July 10, 2009, we undertook certain actions with respect to CLO 2005-1, CLO 2005-2 and CLO 2006-1 that are expected to have a positive cash flow impact for us. Specifically, we surrendered for cancellation, without consideration, approximately $298.4 million in aggregate of mezzanine notes and junior notes issued to us by these three CLO transactions. The Surrendered Notes were promptly cancelled upon receipt by the trustee of each transaction and the related debt was extinguished by the issuers thereof. We believe that this transaction brings the OC Tests for these three CLOs into compliance as of the date of filing this Quarterly Report on Form 10-Q, enabling the mezzanine and subordinated note holders, including us, to resume receiving cash flows from these transactions during the period when the OC Tests remain in compliance.

In addition to our Cash Flow CLOs, a portion of our assets were previously held in Wayzata, a market value CLO transaction. On March 31, 2009, we completed the restructuring of Wayzata and replaced it with CLO 2009-1. As a result of the restructuring, substantially all of Wayzata’s assets were transferred to CLO 2009-1, a newly formed special purpose company, which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. CLO 2009-1 was structured as a cash flow transaction and does not contain the market value provisions contained in Wayzata. The portfolio manager of CLO 2009-1 is an affiliate of our Manager. The notes issued by CLO 2009-1 are secured by the same collateral that secured the Wayzata notes, consisting primarily of senior secured leveraged loans. As was the case with Wayzata, at the time of the restructuring, we and an affiliate of our Manager owned all of the subordinated notes issued by CLO 2009-1.

During June 2009, we paid down the senior notes issued by CLO 2009-1 by $516.4 million and on July 24, 2009, we retired the remaining balance of $44.4 million of outstanding senior notes. Prior to the retirement of the senior notes, an affiliate of ours held a 20% interest in the subordinated notes issued by CLO 2009-1.  As part of the deleveraging of CLO 2009-1, the subordinated notes in CLO 2009-1 held by our affiliate were retired in exchange for a 20% interest in each of CLO 2009-1’s assets which remained following the deleveraging.

Following the deleveraging transaction and the distribution of assets to our affiliate, we now hold the residual assets of CLO 2009-1, which consist of approximately $317.4 million par amount of corporate debt investments with an estimated fair value as of June 30, 2009 of $242.4 million and approximately $14.9 million of cash and receivables. As a result of this transaction, we will receive all cash flows generated by the $317.4 million par amount of investments on a prospective basis.

We closely monitor our liquidity position and believe we have sufficient liquidity and access to liquidity to meet our financial obligations for at least the next 12 months.

Sources of Funds

Cash Flow CLO Transactions

As of June 30, 2009, we had six CLO transactions outstanding, CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1. An affiliate of our Manager owns a 37% interest in the junior notes of both CLO 2007-1 and CLO 2007-A, and a 20% interest in the subordinated notes of CLO 2009-1. The aggregate carrying amount of the junior notes in CLO 2007-1, CLO 2007-A and CLO 2009-1 held by the affiliate of our Manager is $632.5 million as of June 30, 2009, which is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheet. In accordance with GAAP, we consolidate each of these CLO transactions. We utilize CLOs to fund our investments in corporate loans and corporate debt securities. The indentures governing our Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include OC Tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO transaction.

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

Defaults of assets in Cash Flow CLOs, ratings downgrade of assets in Cash Flow CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the OC ratio such that a Cash Flow CLO is not in compliance. If a Cash Flow CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. Declines in asset prices, particularly in the corporate loan and high yield securities asset classes during the fourth quarter of 2008, have been of a historic magnitude and have therefore increased the risk of failing the OC Tests on all CLO transactions. Accordingly, we expect that one or more of our CLO transactions will be out of compliance with the OC Tests for periods of time. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. As of the date we filed this Quarterly Report on Form 10-Q, we believe that we are or will be failing one or more of the OC Tests for certain of our Cash Flow CLO transactions.

The following table summarizes several of the material tests and metrics for each of our Cash Flow CLOs. This information is based on the June 2009 monthly reports which are prepared by the independent third-party trustee for each Cash Flow CLO transaction:

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

•                  Actual senior OC Test: Actual senior OC amount as of the report date.

•                  Actual cushion / (excess): Dollar amount that OC test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated OC requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated OC amount as of the report date.

•                  Subordinated cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,047,041	$982,748	$1,005,862	$3,471,652	$1,534,431
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	344.8%	340.9%	302.2%	254.6%	276.5%
CCC amount	$78,599	$89,888	$183,048	$661,687	$279,786
CCC percentage of portfolio	7.5%	9.2%	18.2%	19.1%	18.2%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	124.3%	127.5%	140.4%	146.1%	119.8%
Cushion / (Excess)	$37,954	$33,211	$(16,218)	$(251,069)	$1,621
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual OC Test	104.9%	105.1%	104.8%	103.4%	103.7%
Cushion / (Excess)	$(11,816)	$(16,038)	$(75,015)	$(458,072)	$(81,805)

As reflected in the table above, each of our cash flow CLO transactions is in compliance with its respective IC ratio tests based on the June 2009 monthly reports for the respective CLOs. Based on the June 2009 monthly reports, CLO 2005-1, CLO 2005-2 and CLO 2007-A are in compliance with their respective senior OC Tests and none of the CLOs are in compliance with their respective subordinated OC Tests.

The indenture governing CLO 2009-1 does not contain the portfolio and coverage tests that apply to the Cash Flow CLOs. This is due to CLO 2009-1 having a turbo amortization feature whereby all principal and interest cash flows are paid to the senior note holders prior to the subordinated note holders receiving any cash payments.

Senior Secured Asset-Based Revolving Credit Facility

On August 5, 2009, we entered into an agreement with our lenders to amend the terms of our senior secured asset-based revolving credit facility. Among other things, the amendment provides that: (i) the size of the facility be reduced to $200.0 million from $300.0 million, (ii) the lending commitments of the lenders to this facility be modified to provide for quarterly amortization of $12.5 million per quarter until the size of the facility has been reduced to $150 million on June 30, 2010, (iii) the interest rate applicable to borrowings under the facility be increased from LIBOR plus 300 basis points to LIBOR plus 400 basis points, (iv) the adjusted tangible net worth covenant be reduced to $700.0 million from $1.0 billion, (v) the maturity date of the borrowings under the facility be extended to November 10, 2011, and (vi) certain events of default under the Credit Agreement be added. The amendment also provides that the we can (i) pay a yearly distribution to our shareholders in an amount equal to no greater than 50% of our taxable income for such year and (ii) use up to $50 million of our unrestricted cash to repurchase our convertible notes due July 2012 and/or our outstanding trust preferred securities. In conjunction with this amendment, we paid the lenders to our credit facility fees totaling $4.5 million.

As of June 30, 2009 we had borrowings outstanding under the Facility totaling $256.6 million. In conjunction with the amendment to this facility on August 5, 2009, we paid down the outstanding balance of borrowings under this facility to $200.0 million.

Standby Revolving Credit Facility

On November 10, 2008, the Borrowers entered into an agreement for a two-year $100.0 million standby unsecured revolving credit agreement (the “Standby Agreement”) with our Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of our Manager. The borrowing facility matures in December 2010 and bears interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at our option) plus 15.00% per annum. Under the terms of the agreement, we can elect to capitalize a portion of accrued interest on any loan under the agreement by adding up to 80% of the interest due and payable at a particular time in respect of such loan to the outstanding principal amount of the loan. The Borrowers have the right to prepay loans under the Standby Agreement in whole or in part at any time. The Standby Agreement includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type.

No borrowings were outstanding under the Standby Agreement as of June 30, 2009.

Convertible Debt

During June 2009, we completed two transactions to exchange a total of $15.7 million par value of convertible notes for 7.2 million of the Company’s common shares. As a result of these transactions, we recorded a gain of $6.9 million, or approximately $0.05 per diluted common share, which was partially offset by a write-off of $0.1 million of unamortized debt issuance costs and $0.4 million of other associated costs.

Off-Balance Sheet Commitments

As of June 30, 2009, we had committed to purchase corporate loans with aggregate commitments totaling $51.0 million. This amount reflects unsettled trades as of June 30, 2009.

We participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of June 30, 2009, we had unfunded financing commitments totaling $47.2 million.

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

We monitor our holdings regularly to confirm our continued compliance with the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act. In order for us to satisfy the 40% test, securities issued to us by those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other “investment securities” that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of U.S. government securities and cash items. However, most of our subsidiaries rely on exceptions provided by provisions of, and rules and regulations promulgated under, the 1940 Act (other than Section 3(c)(1) or Section 3(c)(7) of the 1940 Act) to avoid being defined and regulated as an investment company. In order to conform to these exceptions, our subsidiaries may be limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary’s compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under the 1940 Act, while KKR Financial Holdings II, LLC, or “KFH II,” our subsidiary that is taxed as a real estate investment trust or “REIT,” for United States federal income tax purposes, generally relies on Section 3(c)(5)(C) of the 1940 Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. We do not treat our interests in majority-owned subsidiaries that rely on Section 3(c)(5)(C) of, or Rule 3a-7 under, the 1940 Act as investment securities when calculating our 40% test.

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

We have not requested approval or guidance from the SEC or its staff with respect to our 1940 Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) of, or Rule 3a-7 under, the 1940 Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our investments in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the 1940 Act pursuant to Rule 3a-7 or Section 3(c)(5)(C), or with our determination that one or more of our other investments do not constitute investment securities for purposes of the 40% test, we and/or one or more of our subsidiaries would need to adjust our investment strategies or investments in order for us to continue to pass the 40% test or register as an investment company, which could have a material adverse effect on us. Moreover, we may be required to adjust our investment strategy and investments if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the 1940 Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen investment strategy, which could have a material adverse effect on us.

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

The table below summarizes the potential impact on our liquidity position under different stress scenarios as applied to our investments held through total rate of return swap agreements (amounts in thousands):

	Impact on liquidity due to (decrease) increase in fair value of investments
	-10.0%	-7.5%	-5.0%	-2.5%	0.0%	2.5%	5.0%	7.5%	10.0%
Total rate of return swaps	$(7,189)	$(5,392)	$(3,594)	$(1,797)	$—	$1,797	$3,594	$5,392	$7,189

As discussed above in “Liquidity and Capital Resources,” current market conditions have had a material adverse impact on our cash flows from CLOs as a result of our CLOs being out of compliance with their OC Tests. However, based on our current liquidity and access to liquidity, we believe that we are able to meet our obligations for at least the next 12 months. As of June 30, 2009, we had unencumbered cash and cash equivalents totaling $114.4 million.

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

Derivative Risk

Derivative transactions, including engaging in swaps and foreign currency transactions, are subject to certain risks. There is no guarantee that a company can eliminate its exposure under an outstanding swap agreement by entering into an offsetting swap agreement with the same or another party. Also, there is a possibility of default of the other party to the transaction or illiquidity of the derivative instrument. Furthermore, the ability to successfully use derivative transactions depends on the ability to predict market movements which cannot be guaranteed. As such, participation in derivative instruments may result in greater losses as we would have to sell or purchase an investment at inopportune times for prices other than current market prices or may force us to hold an asset we might otherwise have sold. In addition, as certain derivative instruments are unregulated, they are difficult to value and are therefore susceptible to liquidity and credit risks.

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

The following table summarizes the estimated net fair value of our derivative instruments held at June 30, 2009 and December 31, 2008 (amounts in thousands):

Derivative Fair Value

	As of June 30, 2009		As of December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(46,313)	$383,333	$(77,668)
Fair Value Hedges:
Interest rate swaps	32,000	(2,654)	32,000	(2,915)
Free-Standing Derivatives:
Interest rate swaps	115,434	1,072	106,074	274
Credit default swaps—long	51,000	(4,292)	53,500	(9,782)
Credit default swaps—short	—	—	222,650	69,972
Total rate of return swaps	136,132	5,015	207,524	(77,224)
Total	$717,899	$(47,172)	$1,005,081	$(97,343)

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2009 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ending June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 7, 2008, the members of our board of directors and certain of our current and former executive officers and we were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the “Charter Litigation”). On March 13, 2009, the lead plaintiff filed an Amended Complaint, which deleted as defendants the members of our board of directors and named as individual defendants only our former chief executive officer Saturnino S. Fanlo, our former chief operating officer David A. Netjes, and our current chief financial officer Jeffrey B. Van Horn (the “Individual Defendants,” and, together with the Company, “Defendants”). The Amended Complaint alleges that our April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act of 1933, as amended (the “1933 Act”), regarding the risks and potential losses associated with our real estate-related assets, our ability to finance our real estate-related assets, and the adequacy of our loss reserves for our real estate-related assets (the “alleged Section 11 violation”). The Amended Complaint further alleges that, pursuant to Section 15 of the 1933 Act, the Individual Defendants have legal responsibility for the alleged Section 11 violation.  On April 27, 2009, Defendants filed a motion to dismiss the Amended Complaint for failure to state a claim under the 1933 Act.

On August 15, 2008, the members of our board of directors and our executive officers (the “Kostecka Individual Defendants”) were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the “California Derivative Action”). We are named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2, 2007 Registration Statement with alleged material misstatements and omissions. By order dated January 8, 2009, the Court approved the parties’ stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or we file an answer to the Charter Litigation.

On March 23, 2009, the members of our board of directors and certain of our executive officers (the “Haley Individual Defendants”) were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New York (the “New York Derivative Action”). We are named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated June 18, 2009, the Court approved the parties’ stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or we file an answer to the Charter Litigation.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 .Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our 2009 annual meeting of shareholders was held on May 7, 2009. A total of 134,135,023 of our shares were present or voted by proxy at the meeting. This represented more than 88% of the total number of voting rights outstanding and entitled to vote at the annual meeting. The following matters were voted upon and received the votes as set forth below:

1. Shareholders elected twelve directors to one-year terms that will expire at the annual meeting of the shareholders in 2010.  The vote tabulation for individual directors was:

DIRECTOR	FOR	WITHHELD
William F. Aldinger	128,642,565	5,492,456
Tracy L. Collins	128,809,681	5,325,340
V. Paul Finigan	128,827,695	5,307,326
Paul M. Hazen	128,477,286	5,657,735
R. Glenn Hubbard	128,735,409	5,399,612
Ross J. Kari	128,661,288	5,473,733
Ely L. Licht	127,996,036	6,138,985
Deborah H. McAneny	128,790,222	5,344,799
Scott C. Nuttall	128,736,361	5,398,660
Scott A. Ryles	128,730,904	5,404,117
William C. Sonneborn	128,788,286	5,346,735
Willy R. Strothotte	114,585,564	19,549,457

2. The election of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2009 was ratified with 132,035,199 shares voting for, 1,624,535 shares voting against, 475,286 shares abstaining and no broker nonvotes.

3. The amendment of our Amended and Restated Operating Agreement to increase the total number of common shares authorized for issuance to 500,000,000 was ratified with 116,035,371 shares voting for, 17,555,500 shares voting against, 544,146 shares abstaining and no broker nonvotes.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Operating Agreement of the Registrant, dated May 3, 2007, as amended May 7, 2009
10.1

Amendment No. 1, dated August 5, 2009, to the $300 million Credit Agreement dated November 10, 2008 among the Registrant, KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd., as Borrowers, Bank of America, N.A. as Administrative Agent and a Lender and Citicorp North America, Inc., as a Lender

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

Date: August 6, 2009