Form 10-Q
period 2009-09-30
KKR Financial Holdings LLC
filed 2009-11-05
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33437

KKR FINANCIAL HOLDINGS LLC

(Exact name of registrant as specified in its charter)

Delaware	11-3801844
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 California Street, 50th Floor
San Francisco, CA	94104
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common shares outstanding as of November 2, 2009 was 158,359,757.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$125,862	$41,430
Restricted cash and cash equivalents	188,151	1,233,585
Securities available-for-sale, $736,823 and $553,441 pledged as collateral as of September 30, 2009 and December 31, 2008, respectively	736,823	555,965
Corporate loans, net of allowance for loan losses of $470,224 and $480,775 as of September 30, 2009 and December 31, 2008, respectively	6,221,005	7,246,797
Residential mortgage-backed securities, at estimated fair value, $70,256 and $102,814 pledged as collateral as of September 30, 2009 and December 31, 2008, respectively	70,256	102,814
Residential mortgage loans, at estimated fair value	2,274,585	2,620,021
Corporate loans held for sale	504,093	324,649
Private equity investments, at estimated fair value	76,310	5,287
Derivative assets	23,163	73,869
Interest and principal receivable	60,811	116,788
Reverse repurchase agreements	80,344	88,252
Other assets	98,062	105,625
Total assets	$10,459,465	$12,515,082
Liabilities
Collateralized loan obligation senior secured notes	$5,706,882	$7,487,611
Collateralized loan obligation junior secured notes to affiliates	547,421	655,313
Senior secured credit facility	187,500	275,633
Convertible senior notes	275,800	291,500
Junior subordinated notes	283,671	288,671
Residential mortgage-backed securities issued, at estimated fair value	2,165,423	2,462,882
Accounts payable, accrued expenses and other liabilities	7,209	60,124
Accrued interest payable	23,840	61,119
Accrued interest payable to affiliates	2,981	3,987
Related party payable	12,893	2,876
Securities sold, not yet purchased	78,633	90,809
Derivative liabilities	57,091	171,212
Total liabilities	9,349,344	11,851,737
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common shares, no par value, 500,000,000 shares authorized, and 158,359,757 and 150,881,500 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Paid-in-capital	2,562,262	2,550,849
Accumulated other comprehensive income (loss)	91,761	(268,782)
Accumulated deficit	(1,543,902)	(1,618,722)
Total shareholders’ equity	1,110,121	663,345
Total liabilities and shareholders’ equity	$10,459,465	$12,515,082

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)
(Amounts in thousands, except per share information)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Net investment income:
Securities interest income	$21,701	$34,507	$73,805	$109,104
Loan interest income	113,460	187,756	364,583	588,843
Dividend income	26	358	313	2,266
Other interest income	49	4,431	511	20,505
Total investment income	135,236	227,052	439,212	720,718
Interest expense	(57,340)	(118,105)	(219,625)	(400,207)
Interest expense to affiliates	(5,171)	(18,794)	(16,355)	(66,319)
Provision for loan losses	—	—	(39,795)	(10,000)
Net investment income	72,725	90,153	163,437	244,192
Other income (loss):
Net realized and unrealized gain (loss) on derivatives and foreign exchange	19,930	(15,534)	58,831	(68,468)
Net realized and unrealized gain (loss) on investments	21,181	(28,278)	(85,576)	(59,254)
Net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(17,681)	121	(44,545)	(14,651)
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(996)	14,242	2,920	22,892
Net (loss) gain on restructuring and extinguishment of debt	(10,627)	3,056	30,836	20,281
Other income	1,239	2,470	4,150	7,939
Total other income (loss)	13,046	(23,923)	(33,384)	(91,261)
Non-investment expenses:
Related party management compensation	14,616	9,811	36,132	29,357
General, administrative and directors expenses	1,539	3,820	6,917	14,094
Professional services	441	1,335	5,916	4,263
Loan servicing	1,925	2,274	6,117	7,234
Total non-investment expenses	18,521	17,240	55,082	54,948
Income from continuing operations before income tax expense	67,250	48,990	74,971	97,983
Income tax expense	(63)	—	(151)	(116)
Income from continuing operations	67,187	48,990	74,820	97,867
Income from discontinued operations	—	—	—	2,668
Net income	$67,187	$48,990	$74,820	$100,535

Net income per common share:
Basic
Income per share from continuing operations	$0.42	$0.32	$0.49	$0.71
Income per share from discontinued operations	$—	$—	$—	$0.02
Net income per share	$0.42	$0.32	$0.49	$0.73
Diluted
Income per share from continuing operations	$0.42	$0.32	$0.49	$0.71
Income per share from discontinued operations	$—	$—	$—	$0.02
Net income per share	$0.42	$0.32	$0.49	$0.73

Weighted-average number of common shares outstanding:
Basic	156,997	149,612	152,664	136,777
Diluted	156,997	149,612	152,664	136,777

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)
(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2009	150,881	$2,550,849	$(268,782)	$(1,618,722)		$663,345
Net income	—	—	—	74,820	$74,820	74,820
Net change in unrealized loss on cash flow hedges	—	—	24,569	—	24,569	24,569
Net change in unrealized loss on securities available-for-sale	—	—	335,974	—	335,974	335,974
Comprehensive income					$435,363
Issuance of common shares	7,479	8,808	—	—		8,808
Share-based compensation expense related to restricted common shares	—	2,605	—	—		2,605
Balance at September 30, 2009	158,360	$2,562,262	$91,761	$(1,543,902)		$1,110,121

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Cash flows from operating activities:
Net income	$74,820	$100,535
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gain) loss on derivatives, foreign exchange, and securities sold, not yet purchased	(61,751)	45,576
Gain on restructuring and extinguishment of debt	(59,635)	(20,281)
Write-off of debt issuance costs	4,611	1,224
Lower of cost or estimated fair value adjustment on corporate loans held for sale	38,898	2,353
Provision for loan losses	39,795	10,000
Impairment on securities available-for-sale	40,013	20,254
Share-based compensation	2,605	959
Net realized and unrealized loss (gain) on residential mortgage-backed securities, residential mortgage loans, and liabilities at estimated fair value	44,545	(7,568)
Net realized and unrealized (gain) loss on investments	6,665	39,735
Depreciation and net amortization	(38,731)	(26,043)
Changes in assets and liabilities:
Interest receivable	50,057	32,617
Other assets	(11,911)	(11,897)
Related party payable	10,017	(4,623)
Accounts payable, accrued expenses and other liabilities	(47,847)	(27,953)
Accrued interest payable	(37,278)	(57,656)
Accrued interest payable to affiliates	18,893	17,556
Net cash provided by operating activities	73,766	114,788
Cash flows from investing activities:
Principal payments from investments	879,235	1,307,765
Proceeds from sale of investments	1,069,201	1,415,574
Purchases of investments	(685,456)	(1,818,037)
Net proceeds, purchases, and settlements of derivatives	20,530	(52,811)
Net change in reverse repurchase agreements	7,908	42,195
Net reductions to restricted cash and cash equivalents	1,045,434	212,359
Net cash provided by investing activities	2,336,852	1,107,045
Cash flows from financing activities:
Net change in repurchase agreements, senior secured credit facility, and secured demand loan	(88,133)	(2,620,935)
Net change in asset-backed secured liquidity notes	—	(136,596)
Repayment of residential mortgage-backed securities issued	(442,984)	(531,601)
Repayment of collateralized loan obligation senior secured notes	(1,788,694)	—
Issuance of collateralized loan obligation senior secured notes	—	1,600,000
Net change in subordinated notes to affiliates	—	(43,880)
Net change in junior subordinated notes	(1,238)	(20,956)
Net proceeds from common share offering	—	383,519
Distributions on common shares	—	(178,310)
Other capitalized costs	(5,137)	(628)
Net cash used in financing activities	(2,326,186)	(1,549,387)
Net increase (decrease) in cash and cash equivalents	84,432	(327,554)
Cash and cash equivalents at beginning of period	41,430	524,080
Cash and cash equivalents at end of period	$125,862	$196,526
Supplemental cash flow information:
Cash paid for interest	$247,029	$547,266
Cash paid for income taxes	$373	$100
Non-cash investing and financing activities:
Conversion from corporate loans to corporate debt securities	$—	$331,725
Distributions of securities to the asset-backed secured liquidity noteholders	$—	$3,623,049
Conversion of corporate loan to private equity investment	$48,467	$—
Exchange of convertible senior notes to equity	$8,808	$—
Exchange of CLO 2009-1 subordinated notes to affiliate for 20% interest in CLO 2009-1 assets	$90,429	—

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries (the “Company” or “KKR Financial”) is a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. The Company invests in financial assets primarily consisting of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable equity securities, private equity investments and credit default and total rate of return swaps. The corporate loans the Company invests in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of the Company’s corporate debt investments are held in collateralized loan obligation (“CLO”) transactions that the Company uses as long term financing for these investments. The Company’s CLO transactions are structured as on-balance sheet securitizations of corporate loans and high yield debt securities. The senior secured notes issued by the CLO transactions are generally owned by third party investors who are unaffiliated with the Company and the Company owns the majority of the subordinated notes in the CLO transactions.

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

Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued on November 5, 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

Consolidation

The Company consolidates all non-variable interest entities in which it holds a greater than 50 percent voting interest. The Company also consolidates all variable interest entities (“VIEs”) for which it is considered to be the primary beneficiary pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC,” or collectively the “Codification”) 810, Consolidation (“FASB ASC 810”). In general, an enterprise is required to consolidate a VIE when the enterprise holds a variable interest in the VIE and is deemed to be the primary beneficiary of the VIE. An enterprise is the primary beneficiary if it absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both.

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”) and KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”), are entities established to complete secured financing transactions. These entities are VIEs and are not considered to be qualifying special-purpose entities (“QSPE”) as defined by FASB ASC 860, Transfers and Servicing (“FASB ASC 860”). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these condensed consolidated financial statements. Additionally, the Company is the primary beneficiary of six residential mortgage loan securitization trusts that are not considered to be QSPEs and the Company has therefore included the accounts of these entities in these condensed consolidated financial statements.

All inter-company balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

As defined in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2007, assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

During the second quarter of 2009, the Company adopted FASB ASC 820-10-65. This topic provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Depending on the relative liquidity in the markets for certain assets, the Company may transfer assets to level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available. The valuation techniques used for the assets and liabilities that are valued using level 3 of the fair value hierarchy are described below.

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

Corporate Debt Securities:  Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows, market yields for such instruments and recovery assumptions. Inputs are generally determined based on relative value analyses, which incorporate similar instruments from similar issuers.

Over-the-counter (“OTC”) Derivative Contracts:  OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, and equity prices. The fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

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

On the condensed consolidated statement of cash flows, net additions or reductions to restricted cash and cash equivalents are classified as an investing activity as restricted cash and cash equivalents reflect the receipts from collections or sales of investments, as well as payments made to acquire investments held by third parties.

Residential Mortgage-Backed Securities

The Company carries its residential mortgage-backed securities at estimated fair value with unrealized gains and losses reported in income. The Company elected the fair value option for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of its residential mortgage investments.

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

During the second quarter of 2009, the Company adopted FASB ASC 320-10-65 which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of did not have a material impact on the Company’s condensed consolidated financial statements.

Unamortized premiums and unaccreted discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Private Equity Investments

Private equity investments are accounted for under either the cost method or at fair value if the fair value option of accounting has been elected. The Company evaluates its investments accounted for under the cost method on a quarterly basis for possible other-than-temporary impairment. The Company reduces the carrying value of the investment and recognizes a loss when the Company considers a decline in estimated fair value below the cost basis of the security to be other-than-temporary. Private equity investments recorded at cost are included in other assets on the condensed consolidated balance sheets. Private equity investments carried at fair value are presented separately on the condensed consolidated balance sheets, with unrealized gains and losses reported in net realized and unrealized gains and losses on investments.

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

A loan is generally placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan decreases below the Company’s carrying value of such loan. As such, loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. An impaired loan may be left on accrual status during the period the Company is pursuing repayment of the loan. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt.

Residential Mortgage Loans

The Company carries its residential mortgage loans at estimated fair value with unrealized gains and losses reported in income. The Company elected the fair value option for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of its residential mortgage investments.

Corporate Loans Held for Sale

Corporate loans held for sale consist of loans that the Company has determined to no longer hold for investment. Corporate loans held for sale are stated at lower of cost or estimated fair value.

Allowance for Loan Losses

The Company’s allowance for loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company’s allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of the Company’s loan portfolio that is performed on a quarterly basis. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertains to specific loans that the Company has determined are impaired. The Company determines a loan is impaired when management estimates that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis, the Company performs a comprehensive review of its entire loan portfolio and identifies certain loans that it has determined are impaired. Once a loan is identified as being impaired, the Company places the loan on non-accrual status, unless the loan is already on non-accrual status, and records a reserve that reflects management’s best estimate of the loss that the Company expects to recognize from the loan. Generally, the expected loss is estimated as being the difference between the Company’s current cost basis of the loan, including accrued interest receivable, and the loans’ estimated fair value.

The unallocated component of the Company’s allowance for loan losses reflects its estimate of probable losses in the loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. The Company estimates the unallocated component of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairment. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. Loans that demonstrate possible indicators of impairment are aggregated on a watch list for monitoring and are sub-divided for categorization based on the seniority of the loan in the issuer’s capital structure, whether the loan is secured or unsecured, and the nature of the collateral securing the loan, for purposes of applying possible default and loss severity ranges based on the nature of the issuer and the specific loan. The Company applies a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base its estimate of probable losses that results in the determination of the unallocated component of the Company’s allowance for loan losses.

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

Residential Mortgage-Backed Securities Issued

The Company carries its residential mortgage-backed securities issued at estimated fair value with unrealized gains and losses reported in income. The Company elected the fair value option for its residential mortgage-backed securities issued for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of its residential mortgage portfolio.

Trust Preferred Securities

Trusts formed by the Company for the sole purpose of issuing trust preferred securities are not consolidated by the Company as the Company has determined that it is not the primary beneficiary of such trusts as defined by FASB ASC 810. The Company’s investment in the common securities of such trusts is included in other assets on the Company’s condensed consolidated financial statements.

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

The Company formally documents at inception its hedge relationships, including identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and the Company’s evaluation of effectiveness of its hedged transactions. Periodically, the Company also formally assesses whether the derivative it designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If the Company determines that a derivative is not highly effective as a hedge, it discontinues hedge accounting.

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

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain expenses incurred on the Company’s behalf. See Note 16 to these condensed consolidated financial statements for the specific terms of the computation and payment of the incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Compensation

The Company accounts for share-based compensation issued to its directors and to the Manager using a fair value based methodology. Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and common share options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the graded vesting attribution method to amortize compensation expense for the restricted common shares and common share options granted to the Manager.

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

Earnings Per Share

Effective January 1, 2009, the Company calculates EPS using the two-class method which is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

The Company presents both basic and diluted earnings (loss) per common share in its condensed consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings (loss) per share (“Diluted EPS”) reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, as well as the potential dilution of convertible senior notes using the if-converted method, if they are not anti-dilutive. See Note 3 to these condensed consolidated financial statements for earnings (loss) per common share computations.

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

Recent Accounting Pronouncements

In January 2009, the FASB issued FASB ASC 325-40-65 which eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The topic also reiterates and emphasizes the related guidance and disclosure requirements in accordance with the FASB ASC 320, Investments-Debt and Equity Securities. The standard is effective for all periods ending after December 15, 2008 and retroactive application is not permitted. The Company has taken this topic into consideration when evaluating its investments for other-than-temporary impairment.

On June 12, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) (collectively “SFAS No. 166”). The most significant amendments that SFAS No. 166 makes consist of the removal of the concept of a qualifying special-purpose entity (“QSPE”) from FASB ASC 860 and the elimination of the exception for QSPE from the consolidation guidance of FASB ASC 810. The disclosures required by this standard are to provide greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS No. 166 will significantly affect existing securitizations that use QSPEs, as well as future securitizations. SFAS No. 166 is effective January 1, 2010 for calendar-year reporting entities and earlier application is prohibited. The Company is evaluating the impact of adopting SFAS No. 166.

Also on June 12, 2009, the FASB issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R) (“SFAS No. 167”) which addresses the effects of elimination of the QSPE concept from FASB ASC 860 and responds to concerns about the application of certain key provisions of FASB ASC 810, including concerns over the transparency of enterprises’ involvement with VIEs. SFAS No. 167 requires additional disclosures for various areas including situations that use significant judgment and assumptions in determining whether or not to consolidate a VIE as well as the nature of and changes in the risks associated with a VIE. This standard is effective for calendar year-end companies beginning on January 1, 2010. The Company is evaluating the impact of adopting SFAS No. 167.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5 which amends FASB ASC 820 to provide further guidance on how to measure the fair value of a liability. ASU 2009-5 primarily sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available. In these circumstances, ASU 2009-5 states that a company can apply the quoted price of an identical or similar liability when traded as an asset, or other valuation techniques that are consistent with principles of FASB ASC 820. ASU 2009-5 is effective beginning the fourth quarter of 2009. The Company does not believe the adoption of ASU 2009-5 will have a material impact on its financial statements.

Note 3. Earnings per Share

Effective January 1, 2009, the Company calculates EPS using the two-class method which is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

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

The following table presents a reconciliation of basic and diluted net income per common share, as well as the distributions declared per common share for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2009 (1)	2008 (1)	2009 (1)	2008 (1)
Income from continuing operations	$67,187	$48,990	$74,820	$97,867
Less: Dividends and undistributed earnings allocated to participating securities	574	378	657	856
Income from continuing operations applicable to common shareholders	66,613	48,612	74,163	97,011
Income from discontinued operations	—	—	—	2,668
Net income applicable to common shareholders	$66,613	$48,612	$74,163	$99,679

Basic:
Basic weighted-average shares outstanding	156,997	149,612	152,664	136,777
Income per share from continuing operations	$0.42	$0.32	$0.49	$0.71
Income per share from discontinued operations	$—	$—	$—	$0.02
Net income per share	$0.42	$0.32	$0.49	$0.73

Diluted:
Basic weighted-average shares outstanding	156,997	149,612	152,664	136,777
Dilutive effect of restricted common shares	—	—	—	—
Diluted weighted-average shares outstanding (2)	156,997	149,612	152,664	136,777
Income per share from continuing operations	$0.42	$0.32	$0.49	$0.71
Income per share from discontinued operations	$—	$—	$—	$0.02
Net income per share	$0.42	$0.32	$0.49	$0.73
Distributions declared per common share	$—	$0.40	$—	$1.30

(1)                                 For the three and nine months ended September 30, 2008, EPS reflects the retrospective adjustments to include unvested share-based payment awards as participating securities. No dividend was declared on common shares for the three and nine months ended September 30, 2009.

(2)                             Potential anti-dilutive common shares excluded from diluted income earnings per share for both the three and nine months ended September 30, 2009 were 8,896,784 related to convertible debt securities and 1,932,279 related to common share options.  Potential anti-dilutive common shares excluded from diluted income earnings per share for both the three and nine months ended September 30, 2008 were 9,667,430 related to convertible debt securities and 1,932,279 related to common share options.

Note 4. Private Equity Investments

As of September 30, 2009, the Company had private equity investments carried at cost of $17.5 million and two private equity investments carried at estimated fair value of $76.3 million. As of December 31, 2008, the Company had private equity investments at cost of $17.5 million and private equity investments at estimated fair value of $5.3 million. During the second quarter of 2009, the Company’s term loan investments related to one issuer were modified and exchanged for equity in a transaction which qualified as a troubled debt restructuring. This transaction resulted in a charge-off to the allowance for loan loss of $41.4 million (see Note 6 to these condensed consolidated financial statements for further discussion). At the time of restructuring, the Company elected to carry this investment at estimated fair value, with unrealized gains and losses reported in income.

For the three and nine months ended September 30, 2009, the Company had net realized and unrealized gains of $22.3 million and $22.6 million, respectively, on private equity investments carried at estimated fair value. There was no net realized and unrealized gain or loss for the three and nine months ended September 30, 2008.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged private equity investments for borrowings. The following table summarizes the carrying value of private equity investments pledged as collateral under secured financing transactions as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	As of September 30, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$35,898	$—
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	57,917	5,287
Total	$93,815	$5,287

Note 5. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of September 30, 2009, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$592,571	$168,370	$(25,312)	$735,629
Common and preferred stock	713	481	—	1,194
Total	$593,284	$168,851	$(25,312)	$736,823

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2009 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$278,399	$(25,312)	$278,399	$(25,312)

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

During the three and nine months ended September 30, 2009, the Company recognized a loss totaling nil and $40.0 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

As of September 30, 2009 and December 31, 2008, the Company held one corporate debt security that was in default with a total fair value of $5.9 million and $3.2 million, respectively. This corporate debt security was determined to be other-than-temporarily impaired as of September 30, 2009 and December 31, 2008.

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

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2008 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate debt securities	$396,279	$(119,849)	$121,080	$(72,860)	$517,359	$(192,709)
Common and preferred stock	2,499	(256)	25	(346)	2,524	(602)
Total	$398,778	$(120,105)	$121,105	$(73,206)	$519,883	$(193,311)

The table above excludes $460.4 million of unrealized losses for securities that it determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to management’s determination that recovery in value is no longer likely or because the Company has decided to sell the respective security in response to specific credit concerns regarding the issuer. The charges relating to the impairment of these securities were recognized in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2009, the Company had gross realized gains from the sales of securities available-for-sale of nil and $10.0 million, respectively, and gross realized losses from the sales of securities available-for-sale of $2.0 million and $9.4 million, respectively. During the three and nine months ended September 30, 2008, the Company had gross realized gains from the sale of securities available-for-sale of $0.6 million and $5.2 million, respectively, and gross realized losses from the sales of securities available-for-sale of $7.7 million and $22.4 million, respectively.

Note 10 to these condensed consolidated financial statements describe the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	As of September 30, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$88,768	$93,764
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	648,055	459,677
Total	$736,823	$533,441

Note 6. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30, 2009				December 31, 2008
	Principal	Unamortized Discount	Lower of Cost or Fair Value Adjustment	Net Carrying Value	Principal	Unamortized Discount	Lower of Cost or Fair Value Adjustment	Net Carrying Value
Corporate loans(1)	$7,111,936	$(420,707)	$—	$6,691,229	$7,983,449	$(255,877)	$—	$7,727,572
Corporate loans held for sale	547,079	(13,525)	(29,461)	504,093	472,669	(10,751)	(137,269)	324,649
Total corporate loans	$7,659,015	$(434,232)	$(29,461)	$7,195,322	$8,456,118	$(266,628)	$(137,269)	$8,052,221

(1)                                 Gross of allowance for loan losses of $470.2 million and $480.8 million as of September 30, 2009 and December 31, 2008, respectively. Principal amount is net of charge-offs and other adjustments totaling $5.9 million.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Balance at beginning of period	$473,202	$35,000	$480,775	$25,000
Provision for loan losses	—	—	39,795	10,000
Charge-offs	(2,978)	—	(50,346)	—
Balance at end of period	$470,224	$35,000	$470,224	$35,000

As of September 30, 2009 and December 31, 2008, the Company had an allowance for loan loss of $470.2 million and $480.8 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

As of September 30, 2009, the allocated component of the allowance for loan losses totaled $430.8 million and relates to investments in loans issued by thirteen issuers with an aggregate par amount of $902.0 million and an aggregate amortized cost amount of $701.6 million. As of December 31, 2008, the allocated component of the allowance for loan losses totaled $320.6 million and relates to investments in loans issued by eleven issuers with an aggregate par amount of $828.2 million and an aggregate amortized cost amount of $715.4 million. The unallocated component of the allowance for loan losses totaled $39.4 million and $160.2 million as of September 30, 2009 and December 31, 2008, respectively. The Company recorded charge-offs during the three months ended September 30, 2009 totaling $3.0 million related to loans transferred to loans held for sale. During the nine months ended September 30, 2009, the Company recorded charge-offs totaling $50.4 million comprised of the $3.0 million above, $6.0 million related to a loan sold during the second quarter of 2009, and $41.4 million related to a loan exchanged for equity and which qualified as a troubled debt restructuring (see Note 4 to these condensed consolidated financial statements for further details). There were no charge-offs during the three and nine months ended September 30, 2008.

As of September 30, 2009 and December 31, 2008, the Company had loans on non-accrual status with total amortized costs of $730.2 million and $358.0 million, respectively.  The average recorded investment in the impaired loans during the three and nine months ended September 30, 2009 was $717.3 million and $544.2 million, respectively, and during the three and nine months ended September 30, 2008 average recorded investment in the impaired loans was nil. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $8.2 million and $15.0 million for the three and nine months ended September 30, 2009, respectively, and nil for the three and nine months ended September 30, 2008.

As of September 30, 2009, the Company held loans that were in default with a total amortized cost of $743.6 million from ten issuers. As of December 31, 2008, the Company held loans that were in default with a total amortized cost of $312.7 million from three issuers. The majority of corporate loans in default during 2009 and 2008 were included in the loans for which the allocated component of the Company’s allowance for losses was related to as of September 30, 2009 and December 31, 2008, respectively.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the carrying value of corporate loans pledged as collateral as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	As of September 30, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$548,519	$182,899
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	6,646,803	7,816,154
Total	$7,195,322	$7,999,053

Note 7. Residential Mortgage-Backed Securities

As of September 30, 2009 and December 31, 2008, residential mortgage-backed securities (“RMBS”) totaled $70.3 million and $102.8 million, respectively.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged RMBS. The following table summarizes the estimated fair value of RMBS pledged as collateral as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	As of September 30, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$64,577	$96,651
Pledged as collateral for collateralized loan obligation senior secured notes and junior secured notes to affiliates	5,679	6,163
Total	$70,256	$102,814

Note 8. Residential Mortgage Loans

The following table summarizes the Company’s residential mortgage loans as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	As of September 30, 2009	As of December 31, 2008
Residential mortgage loans, at estimated fair value(1)	$2,274,585	$2,620,021

(1)

Excludes REO as a result of foreclosure on delinquent loans of $12.8 million and $10.8 million as of September 30, 2009 and December 31, 2008, respectively. Loans are transferred to REO at the lower of cost or fair value. REO is recorded within other assets on the Company’s condensed consolidated balance sheets.

Note 10 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged residential mortgage loans. The following table summarizes the estimated fair value of residential mortgage loans pledged as collateral as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	As of September 30, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$121,965	$167,933
Pledged as collateral for residential mortgage-backed securities issued	2,152,620	2,452,088
	$2,274,585	$2,620,021

The following is a reconciliation of carrying amounts of residential mortgage loans for the periods ended September 30, 2009 and December 31, 2008 (amounts in thousands):

	2009	2008
Beginning balance	$2,620,021	$3,921,323
Principal payments	(453,962)	(666,900)
Transfers out of (in to) REO	(2,010)	(3,594)
Net change in unrealized and realized gain/loss and premium/discount	110,536	(630,808)
Ending balance	$2,274,585	$2,620,021

As of September 30, 2009, thirty of the residential mortgage loans owned by the Company with an outstanding balance of $12.8 million (not included in the table above) were REO as a result of foreclosure on delinquent loans. As of December 31, 2008, thirty-three of the residential mortgage loans owned by the Company with an outstanding balance of $10.8 million (not included in the table above) were REO as a result of foreclosure on delinquent loans.

The following table summarizes the delinquency statistics of the residential mortgage loans, excluding REOs, as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	September 30, 2009		December 31, 2008
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	77	$29,205	93	$37,282
60 to 89 days	39	15,407	41	15,654
90 days or more	111	47,034	76	29,803
In foreclosure	135	54,776	67	22,841
Total	362	$146,422	277	$105,580

As of September 30, 2009 and December 31, 2008, the loss exposure or uncollected principal amount related to the Company’s delinquent residential mortgage loans in the table above exceeded their fair value by $18.2 million and $4.0 million, respectively.

Note 9. Residential Mortgage-Backed Securities Issued

Residential mortgage-backed securities issued (“RMBS Issued”) consists of the senior tranches of six residential mortgage loan securitization trusts that the Company consolidates under GAAP (see Note 2 to these condensed consolidated financial statements) and for which the Company reports the debt issued by these trusts that it does not hold on its condensed consolidated balance sheets. The following table summarizes the Company’s RMBS Issued as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	September 30, 2009		December 31, 2008
Description	Outstanding	Estimated Fair Value	Outstanding	Estimated Fair Value
Residential mortgage-backed securities issued	$2,711,990	$2,165,423	$3,154,974	$2,462,882

The Company carries RMBS Issued at estimated fair value with changes in estimated fair value reflected in net income. As of September 30, 2009 and December 31, 2008, the weighted average coupon of the RMBS Issued was 2.7% and 3.4%, respectively, and the weighted average years to maturity were 26.0 years and 26.8 years as of September 30, 2009 and December 31, 2008, respectively.

Note 10. Borrowings

Certain information with respect to the Company’s borrowings as of September 30, 2009 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Senior secured credit facility(2)	$187,500	4.25%	771	$789,473
CLO 2005-1 senior secured notes	832,473	0.83	2,765	869,723
CLO 2005-2 senior secured notes	800,300	0.70	2,979	857,820
CLO 2006-1 senior secured notes	683,265	0.76	3,251	846,621
CLO 2007-1 senior secured notes	2,216,180	0.98	4,245	2,284,074
CLO 2007-1 junior secured notes to affiliates(3)	448,349	—	4,245	460,404
CLO 2007-A senior secured notes	1,174,664	1.38	2,937	1,192,676
CLO 2007-A junior secured notes to affiliates(4)	99,072	—	2,937	100,592
Convertible senior notes	275,800	7.00	1,019	—
Junior subordinated notes	283,671	5.51	9,839	—
Total	$7,001,274			$7,401,383

(1)                                 Collateral for borrowings consists of RMBS, securities available-for-sale, private equity investments and corporate and residential mortgage loans.

(2)                                 Calculated weighted average remaining maturity based on the amended maturity date of November 10, 2011.

(3)                                 CLO 2007-1 junior secured notes to affiliates consist of (x) $261.7 million of mezzanine notes with a weighted average borrowing rate of 5.39% and (y) $186.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(4)                                 CLO 2007-A junior secured notes to affiliates consist of (x) $84.0 million of mezzanine notes with a weighted average borrowing rate of 6.69% and (y) $15.1 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

CLO 2009-1

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

The restructuring of Wayzata and the formation of CLO 2009-1 outlined above qualified as a troubled debt restructuring under FASB ASC 470-60. Prior to the restructuring on March 31, 2009, an affiliate of the Manager held an aggregate par amount of $125.0 million of subordinated notes issued by Wayzata (the “Wayzata Subordinated Notes”). In connection with the restructuring, the Wayzata Subordinated Notes were exchanged for $30.9 million par amount of junior notes issued by CLO 2009-1 (the “CLO 2009-1 Junior Notes”). The portion of the CLO 2009-1 Junior Notes held by the affiliate of the Manager was carried at $90.4 million which represented the total future cash payments that the affiliate of the Manager could receive from the CLO 2009-1 Junior Notes. The exchange by the affiliate of the Manager of Wayzata Subordinated Notes for CLO 2009-1 Junior Notes was treated as a modification of terms of the Wayzata Subordinated Notes. Accordingly, the Company recognized a gain on debt restructuring totaling $34.6 million, or $0.23 per diluted common share, which reflected the difference between the Company’s carrying amount of interest in the Wayzata Subordinated Notes held by the affiliate of the Manager, or $125.0 million, and the carrying value of the portion of the CLO 2009-1 Junior Notes held by the same affiliate of the Manager, or $90.4 million. The Wayzata Subordinated Notes were included in collateralized loan obligation junior secured notes to affiliates on the condensed consolidated balance sheets as of December 31, 2008.

During the second quarter of 2009, the proceeds from the sale of certain CLO 2009-1 assets were used to pay down $516.4 million of CLO 2009-1 senior secured notes. On July 24, 2009, the Company retired the remaining outstanding balance of senior notes issued by CLO 2009-1 totaling $44.4 million. Prior to the retirement of the senior notes, an affiliate of the Company held a 20% interest in the subordinated notes issued by CLO 2009-1 as described above. As part of the deleveraging of CLO 2009-1, the subordinated notes in CLO 2009-1 held by the Company’s affiliate were retired in exchange for the affiliate’s proportionate interest in the assets held by CLO 2009-1.

The retirement of the senior notes issued by CLO 2009-1 included the payment of a $28.8 million placement fee to the senior note holders that was paid from the cash held by CLO 2009-1. The placement fee was structured to be paid by CLO 2009-1 on a quarterly basis over the life of the transaction and the $28.8 million amount reflects the present value of the future quarterly fee payments. As the Company consolidates CLO 2009-1, this fee was recognized as an expense during the third quarter of 2009 and was partially offset by a $14.4 million net gain recognized from the retirement of the subordinated notes issued by CLO 2009-1 to an affiliate. The net loss from the CLO 2009-1 deleveraging was recorded in (loss) gain on restructuring and extinguishment of debt on the condensed consolidated statements of operations.

CLO Notes

The indentures governing the Company’s CLO transactions include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests (“OC Tests”) which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC test is brought back into compliance. Due to the failure of OC Tests during the third quarter of 2009, CLO 2007-1 senior secured notes were paid down by $27.3 million and CLO 2007-A senior secured notes were paid down by $16.2 million. During the nine months ended September 30, 2009, CLO 2005-2 senior secured notes were paid down by $9.0 million, CLO 2006-1 senior secured notes were paid down by $32.1 million, CLO 2007-1 senior secured notes were paid down by $108.6 million and CLO 2007-A senior secured notes were paid down by $38.9 million.

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

Senior Secured Credit Facility

On August 5, 2009, the Company entered into an agreement with its lenders to amend the terms of its senior secured credit facility. Among other things, the amendment provides that: (i) the size of the facility be reduced to $200.0 million from $300.0 million, (ii) the lending commitments of the lenders to this facility be modified to provide for quarterly amortization of $12.5 million per quarter until the size of the facility has been reduced to $150 million on June 30, 2010, (iii) the interest rate applicable to borrowings under the facility be increased from LIBOR plus 300 basis points to LIBOR plus 400 basis points, (iv) the adjusted tangible net worth covenant be reduced to $700.0 million from $1.0 billion, (v) the maturity date of the borrowings under the facility be extended to November 10, 2011, and (vi) certain events of default under the Credit Agreement be added. The amendment also provides that the Company can (i) pay a yearly distribution to its shareholders in an amount equal to no greater than 50% of its taxable income for such year and (ii) use up to $50 million of its unrestricted cash to repurchase its convertible notes due July 2012 and/or its outstanding trust preferred securities. In conjunction with this amendment, the Company paid the lenders of the credit facility fees totaling $4.5 million.

Standby Revolving Credit Facility

On November 10, 2008, the Company entered into an agreement for a two year $100.0 million standby unsecured revolving credit agreement with its Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of its Manager. The borrowing facility matures in December 2010 and bears interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at the Company’s option) plus 15.00% per annum. Under the terms of the agreement, the Company can elect to capitalize a portion of accrued interest on any loan under the agreement by adding up to 80% of the interest due and payable at a particular time in respect of such loan to the outstanding principal amount of the loan. The Company has the right to prepay loans under the agreement in whole or in part at any time. No borrowings were outstanding under this facility as of September 30, 2009.

Convertible Debt

During June 2009, the Company completed two transactions to exchange a total of $15.7 million par value of convertible notes for 7.2 million of the Company’s common shares.  These transactions resulted in the Company recording a gain of $6.9 million, or approximately $0.05 per diluted common share, which was partially offset by a write-off of $0.1 million of unamortized debt issuance costs and $0.4 million of other associated costs during the second quarter of 2009.

On May 9, 2008, the FASB issued FASB ASC 470-20-65. The topic clarifies the accounting for convertible debt instruments which may be settled in cash and in particular, specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company has assessed this topic in relation to its convertible senior notes and determined that it does not have a material impact on its condensed consolidated financial statements for the periods presented.

Junior Subordinated Notes

During the third quarter of 2009, the Company repurchased $5.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $3.8 million, partially offset by a $0.1 million write-off of unamortized debt issuance costs.

Certain information with respect to the Company’s borrowings as of December 31, 2008 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Senior secured credit facility	$275,633	3.44%	699	$441,812
CLO 2005-1 senior secured notes	832,025	3.84	3,038	631,937
CLO 2005-2 senior secured notes	808,701	2.48	3,252	647,092
CLO 2006-1 senior secured notes	715,394	2.52	3,524	623,003
CLO 2007-1 senior secured notes	2,318,191	2.68	4,518	1,511,707
CLO 2007-1 junior secured notes to affiliates(2)	436,185	—	4,518	277,357
CLO 2007-A senior secured notes	1,213,300	5.62	3,210	867,666
CLO 2007-A junior secured notes to affiliates(3)	94,128	—	3,210	67,314
Wayzata senior secured notes	1,600,000	2.95	1,415	766,024
Convertible senior notes	291,500	7.00	1,292	—
Junior subordinated notes	288,671	6.84	10,118	—
Subordinated notes to affiliates(4)	125,000	—	1,415	59,846
Total	$8,998,728			$5,893,758

(1)	Collateral for borrowings consists of RMBS, securities available-for-sale, and corporate and residential mortgage loans.

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

Note 11. Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. As of September 30, 2009, the Company had securities sold, not yet purchased with an amortized cost of $75.3 million and an accumulated net unrealized loss of $3.3 million. As of December 31, 2008, the Company had securities sold, not yet purchased with an amortized cost basis of $97.3 million and an accumulated net unrealized gain of $6.5 million.

For the three and nine months ended September 30, 2009, the Company had net realized and unrealized (losses) gains on short security sales of $(1.0) million and $2.9 million, respectively, compared to net realized and unrealized gains on short security sales of $14.2 million and $22.9 million, for the three and nine months ended September 30, 2008, respectively.

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

Free-Standing Derivatives

Free-standing derivatives are derivatives that the Company has entered into in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include credit default swaps (“CDS”), foreign exchange contracts, and interest rate derivatives. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest on such notional amount plus any negative change in fair value amounts from such reference asset.

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of September 30, 2009 and December 31, 2008 (amounts in thousands):

	As of September 30, 2009		As of December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(53,869)	$383,333	$(77,668)
Fair Value Hedges:
Interest rate swaps	—	—	32,000	(2,915)
Free-Standing Derivatives:
Interest rate swaps	97,259	277	106,074	274
Credit default swaps—protection sold	51,000	(773)	53,500	(9,782)
Credit default swaps—protection purchased	—	—	222,650	69,972
Total rate of return swaps	120,234	20,437	207,524	(77,224)
Total	$651,826	$(33,928)	$1,005,081	$(97,343)

A CDS is a contract in which the contract buyer pays, in the case of a short position, or receives, in the case of long position, a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller receives a payment from or makes a payment to the buyer if there is a credit default or other specified credit event with respect to the issuer (also known as the referenced entity) of the underlying credit instrument referenced in the CDS. Typical credit events include bankruptcy, dissolution or insolvency of the referenced entity, failure to pay and restructuring of the obligations of the referenced entity.

As of September 30, 2009 and December 31, 2008, the Company had a notional amount of approximately nil and $222.7 million, respectively, of credit protection purchased. As of September 30, 2009 and December 31, 2008, the Company had sold protection with a notional amount of approximately $51.0 million and $53.5 million, respectively. The Company sells protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives.

For the three and nine months ended September 30, 2009, the Company recognized realized gains on its CDS of nil and $59.0 million, respectively. Realized losses of nil and $1.0 million were recognized for the same periods in 2009, respectively. For the three and nine months ended September 30, 2008, the Company recognized realized gains on its CDS of nil and $3.3 million, respectively. Realized losses of $0.7 million and $1.2 million were recognized for the same periods in 2008, respectively.

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least monthly. During the three and nine months ended September 30, 2009 and 2008, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations from its cash flow and fair value hedges.

Note 13. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), were as follows (amounts in thousands):

	As of September 30, 2009	As of December 31, 2008
Net unrealized gains (losses) on available-for-sale securities	$143,539	$(192,435)
Net unrealized losses on cash flow hedges	(51,778)	(76,347)
Accumulated other comprehensive income (loss)	$91,761	$(268,782)

The components of other comprehensive income (loss) were as follows (amounts in thousands):

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$146,406	$(188,065)	$312,076	$(254,042)
Reclassification adjustments for losses realized in net income	1,972	17,667	23,898	37,464
Unrealized gains (losses) on securities available-for-sale	148,378	(170,398)	335,974	(216,578)
Unrealized (losses) gains on cash flow hedges	(7,422)	(4,940)	24,569	(4,101)
Other comprehensive income (loss)	$140,956	$(175,338)	$360,543	$(220,679)

Note 14. Commitments and Contingencies

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. As of September 30, 2009, the Company had committed to purchase corporate loans with aggregate commitments totaling $101.2 million. In addition, the Company participates in certain contingent financing arrangements, including revolvers and delayed draw facilities, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of September 30, 2009, we had unfunded financing commitments totaling $48.4 million. The Company does not expect material losses related to those corporate loans for which it committed to purchase and fund.

Contingencies

On July 10, 2009, the Company surrendered for cancellation, without consideration, approximately $64.0 million of mezzanine notes issued to the Company by CLO 2005-2, as well as certain other notes issued to the Company by other CLOs as described in Note 10 to these condensed consolidated financial statements. The surrendered notes were cancelled by the trustee under the indenture, and the obligations due under such surrendered notes were deemed extinguished.  Holders constituting a majority of the controlling class of senior notes of CLO 2005-2 (“Noteholders”) have notified the related trustee of purported defaults under the indenture related to the note surrender.  The Company does not believe based on discussions with counsel that an event of default has occurred and is engaged in discussions with the Noteholders to resolve this matter.  Accordingly, the Company does not believe that this matter will have a material effect on its financial condition.

The Company has been named as a party in various legal actions which include the matters described below. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage and the Company cannot predict with certainty the loss or range of loss that may be incurred. The Company has denied, or believes it has a meritorious defense and will deny liability in the significant cases pending against the Company discussed below. Based on current discussion and consultation with counsel, management believes that the resolution of these matters will not have a material impact on the Company's condensed consolidated financial statements.

On August 7, 2008, the members of the Company’s board of directors and certain of its current and former executive officers and the Company were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the “Charter Litigation”). On March 13, 2009, the lead plaintiff filed an Amended Complaint, which deleted as defendants the members of the Company’s board of directors and named as individual defendants only the Company’s former chief executive officer Saturnino S. Fanlo, the Company’s former chief operating officer David A. Netjes, and the Company’s current chief financial officer Jeffrey B. Van Horn (the “Individual Defendants,” and, together with the Company, “Defendants”). The Amended Complaint alleges that the Company’s April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act of 1933, as amended (the “1933 Act”), regarding the risks and potential losses associated with the Company’s real estate-related assets, the Company’s ability to finance its real estate-related assets, and the adequacy of the Company’s loss reserves for its real estate-related assets (the “alleged Section 11 violation”). The Amended Complaint further alleges that, pursuant to Section 15 of the 1933 Act, the Individual Defendants have legal responsibility for the alleged Section 11 violation.  On April 27, 2009, Defendants filed a motion to dismiss the Amended Complaint for failure to state a claim under the 1933 Act.

On August 15, 2008, the members of the Company’s board of directors and its executive officers (the “Kostecka Individual Defendants”) were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the “California Derivative Action”). The Company was named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2, 2007 Registration Statement with alleged material misstatements and omissions. By order dated January 8, 2009, the Court approved the parties’ stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or the Company files an answer to the Charter Litigation.

On March 23, 2009, the members of the Company’s board of directors and certain of its executive officers (the “Haley Individual Defendants”) were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New York (the “New York Derivative Action”). The Company was named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of the April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated June 18, 2009, the Court approved the parties’ stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or the Company files an answer to the Charter Litigation.

Note 15. Share Options and Restricted Shares

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of September 30, 2009, the 2007 Share Incentive Plan authorizes a total of 8,464,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On August 12, 2009, the Compensation Committee of the Board of Directors granted 220,519 restricted common shares to the Company’s directors pursuant to the 2007 Share Incentive Plan.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2009	1,097,000	66,282	1,163,282
Issued	—	220,519	220,519
Vested	—	(31,183)	(31,183)
Cancelled	—	—	—
Forfeited	—	—	—
Unvested shares as of September 30, 2009	1,097,000	255,618	1,352,618

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $4.62 and $6.36 per share at September 30, 2009 and September 30, 2008, respectively. There were $3.1 million and $6.2 million of total unrecognized compensation costs related to unvested restricted common shares granted as of September 30, 2009 and 2008, respectively. These costs are expected to be recognized over three years from the date of grant.

The following table summarizes common share option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2009	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2009	1,932,279	$20.00

As of September 30, 2009 and December 31, 2008, 1,932,279 common share options were exercisable. As of September 30, 2009, the common share options were fully vested and expire in August 2014. For the three and nine months ended September 30, 2009 and 2008, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Restricted shares granted to Manager	$2,260	$(195)	$2,225	$462
Restricted shares granted to certain directors	104	142	380	497
Total share-based compensation expense	$2,364	$(53)	$2,605	$959

Note 16. Management Agreement and Related Party Transactions

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

For the three and nine months ended September 30, 2009, the Company incurred $3.7 million and $11.0 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $2.3 million and $2.2 million, respectively, for the three and nine months ended September 30, 2009 (see Note 15 to these condensed consolidated financial statements). For the three and nine months ended September 30, 2008, the Company incurred $8.7 million and $25.1 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to common share options and restricted common shares granted to the Manager of $(0.2) million and $0.5 million, respectively, for the three and nine months ended September 30, 2008 (see Note 15 to these condensed consolidated financial statements). Effective January 1, 2009, the Manager has agreed to defer 50% of the monthly base management fee payable by the Company for the period from January 1, 2009 through November 30, 2009. The aggregate amount of fees otherwise payable during the deferral period will be payable to the Manager upon the earlier of (x) December 15, 2009 and (y) the date of any termination of the Management Agreement pursuant to either Section 13(a) or Section 15(b) thereof.  As of September 30, 2009, the Company had $6.1 million base management fee payable to the Manager. Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the condensed consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statements of operations, non-investment expense category based on the nature of the expense.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended September 30, 2009 and 2008, and $6.6 million during each of the nine months ended September 30, 2009 and 2008.

For the three and nine months ended September 30, 2009, $4.5 million of incentive fees were earned and payable to the Manager. The Manager agreed to defer the $4.5 million incentive fee to December 15, 2009. No incentive fees were earned or paid to the Manager during the three and nine months ended September 30, 2008.

An affiliate of the Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager.  Previously, the collateral manager had waived the fees it earned for providing management services for the Company’s CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata (restructured and replaced with CLO 2009-1 on March 31, 2009). As described above in Note 10 to these condensed consolidated financial statements, the Company surrendered for cancellation the Surrendered Notes issued by CLO 2005-1, CLO 2005-2 and CLO 2006-1. As a result, beginning in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1. For each of the three and nine months ended September 30, 2009, the collateral manager waived $2.6 million for CLO 2005-2 and CLO 2006-1. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive management fees from CLO 2009-1.

In addition, beginning January 1, 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO management fees received by the Manager. For the three and nine months ended September 30, 2009, the Manager permanently waived reimbursement of $2.4 million and $7.7 million, respectively, in allocable general and administrative expenses. For the three and nine months ended September 30, 2008, the Company reimbursed the Manager $2.5 million and $7.6 million, respectively, for allocable general, administrative and other expenses.

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of September 30, 2009, the aggregate par amount of these affiliated investments totaled $2.9 billion, or approximately 35% of the total investment portfolio, and consisted of 21 issuers. The total $2.9 billion in affiliated investments were primarily comprised of $2.3 billion of corporate loans, $522.6 million of corporate debt securities available-for-sale and $62.7 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the condensed consolidated balance sheet). As of December 31, 2008, the aggregate par amount of these affiliated investments totaled $3.3 billion, or approximately 35% of the total investment portfolio, and consisted of 23 issuers. The total $3.3 billion in investments were comprised of $2.6 billion of corporate loans, $587.3 million of corporate debt securities available for sale, and $92.4 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the condensed consolidated balance sheet).

Note 17. Fair Value of Financial Instruments

Fair Value of Financial Instruments

During the second quarter of 2009, the Company adopted FASB ASC 825-10-65 which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The fair value of certain instruments including securities available-for-sale, loans, derivatives, and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest receivable, senior secured credit facility and interest payable, approximates cost as of September 30, 2009 and December 31, 2008, due to the short-term nature of these instruments.

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of September 30, 2009 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$314,013	$314,013
Securities available-for-sale	736,823	736,823
Corporate loans, net of allowance for loan losses of $470,224	6,221,005	5,869,862
Residential mortgage-backed securities	70,256	70,256
Residential mortgage loans	2,274,585	2,274,585
Corporate loans held for sale	504,093	504,093
Private equity investments, at estimated fair value	76,310	76,310
Reverse repurchase agreements	80,344	80,344
Interest and principal receivable	60,811	60,811
Derivative assets	23,163	23,163
Private equity investments, at cost	17,505	22,074

Financial Liabilities:
Collateralized loan obligation senior secured notes	$5,706,882	$4,476,213
Collateralized loan obligation junior secured notes to affiliates	547,421	197,861
Senior secured credit facility	187,500	187,500
Convertible senior notes	275,800	239,946
Junior subordinated notes	283,671	218,427
Residential mortgage-backed securities issued	2,165,423	2,165,423
Accounts payable, accrued expenses and other liabilities	7,209	7,209
Accrued interest payable	23,840	23,840
Accrued interest payable to affiliates	2,981	2,981
Related party payable	12,893	12,893
Securities sold, not yet purchased	78,633	78,633
Derivative liabilities	57,091	57,091

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of December 31, 2008 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$1,275,015	$1,275,015
Securities available-for-sale	555,965	555,965
Corporate loans, net of allowance for loan losses of $480,775	7,246,797	4,772,934
Residential mortgage-backed securities	102,814	102,814
Residential mortgage loans	2,620,021	2,620,021
Corporate loans held for sale	324,649	324,649
Private equity investments, at estimated fair value	5,287	5,287
Reverse repurchase agreements	88,252	88,252
Interest and principal receivable	116,788	116,788
Derivative assets	73,869	73,869
Private equity investments, at cost	17,505	17,505

Financial Liabilities:
Collateralized loan obligation senior secured notes	$7,487,611	$4,936,286
Collateralized loan obligation junior secured notes to affiliates	655,313	194,589
Senior secured credit facility	275,633	275,633
Convertible senior notes	291,500	84,000
Junior subordinated notes	288,671	51,300
Residential mortgage-backed securities issued	2,462,882	2,462,882
Accounts payable, accrued expenses and other liabilities	60,124	60,124
Accrued interest payable	61,119	61,119
Accrued interest payable to affiliates	3,987	3,987
Related party payable	2,876	2,876
Securities sold, not yet purchased	90,809	90,809
Derivative liabilities	171,212	171,212

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009

Assets:
Securities available-for-sale	$1,194	$661,462	$74,167	$736,823
Residential mortgage-backed securities	—	—	70,256	70,256
Residential mortgage loans	—	—	2,274,585	2,274,585
Private equity investments, at estimated fair value	—	72,700	3,610	76,310
Total	$1,194	$734,162	$2,422,618	$3,157,974

Liabilities:
Derivatives, net	$—	$(54,642)	$20,714	$(33,928)
Residential mortgage-backed securities issued	—	—	(2,165,423)	(2,165,423)
Securities sold, not yet purchased	—	(78,633)	—	(78,633)
Total	$—	$(133,275)	$(2,144,709)	$(2,277,984)

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
Loans held for sale	$—	$503,788	$305	$504,093
REO	—	—	12,803	12,803
Total	$—	$503,788	$13,108	$516,896

The majority of loans held for sale were classified as level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. There was a single loan held for sale classified as level 3 given that the valuation required management’s judgment.

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

During 2008, the Company began valuing its residential mortgage-backed securities, residential mortgage loans and residential mortgage-backed securities issued using level 3 inputs. Previously, the Company had valued these financial instruments based on broker quotes that the Company classified as level 2 inputs; however, due in large part to the widespread dislocation in the residential mortgage market, the Company was no longer able to obtain level 2 inputs.

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended September 30, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Private Equity Investments, at estimated fair value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of July 1, 2009	$89,998	$76,572	$2,218,319	$5,549	$6,087	$(2,080,592)
Total gains or losses (realized and unrealized):
Included in earnings	(520)	597	239,114	(1,939)	17,276	(258,576)
Included in other comprehensive income	12,969	—	—	—	—	—
Net transfers in and/or out of level 3	—	—	(2,988)	—	—	—
Purchases, sales, other settlements and issuances, net	(28,280)	(6,913)	(179,860)	—	(2,649)	173,745
Ending balance as of September 30, 2009	$74,167	$70,256	$2,274,585	$3,610	$20,714	$(2,165,423)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$845	$241,346	$(1,939)	$11,221	$(258,130)

(1)                                 Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the nine months ended September 30, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Private Equity Investments, at estimated fair value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2009	$89,109	$102,814	$2,620,021	$5,287	$(76,950)	$(2,462,882)
Total gains or losses (realized and unrealized):
Included in earnings	(6,676)	(8,718)	110,536	(1,677)	42,556	(145,525)
Included in other comprehensive income	28,798	—	—	—	—	—
Net transfers in and/or out of level 3	—	—	(2,010)	—	—	—
Purchases, sales, other settlements and issuances, net	(37,064)	(23,840)	(453,962)	—	55,108	442,984
Ending balance as of September 30, 2009	$74,167	$70,256	$2,274,585	$3,610	$20,714	$(2,165,423)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(6,713)	$119,801	$(1,677)	$55,106	$(144,215)

(1)                                  Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended September 30, 2008 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of July 1, 2008	$45,343	$115,652	$3,394,996	$3,471	$(3,204,392)
Total gains or losses (realized and unrealized):
Included in earnings	—	1,621	(168,058)	(16,625)	168,059
Included in other comprehensive loss	(1,532)	—	—	—	—
Net transfers in and/or out of level 3	73,959	—	(1,938)	(39,067)	—
Purchases, sales, other settlements and issuances, net	(327)	(4,293)	(170,244)	(675)	168,101
Ending balance as of September 30, 2008	$117,443	$112,980	$3,054,756	$(52,896)	$(2,868,232)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$1,055	$(167,404)	$(16,625)	$168,059

(1)

Amounts are included in net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the nine months ended September 30, 2008 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2008	$99,498	$—	$—	$802	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	(5,515)	(307,122)	(16,158)	315,311
Included in other comprehensive loss	(5,622)	—	—	—	—
Net transfers in and/or out of level 3	41,234	131,688	3,917,666	(36,256)	(3,169,353)
Purchases, sales, other settlements and issuances, net	(17,667)	(13,193)	(555,788)	(1,284)	(14,190)
Ending balance as of September 30, 2008	$117,443	$112,980	$3,054,756	$(52,896)	$(2,868,232)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(8,195)	$(318,679)	$(16,158)	$315,311

(1)

Amounts are included in net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

Note 18. Subsequent Events

On November 5, 2009, the Company’s board of directors agreed to terminate the two year $100.0 million standby unsecured revolving credit facility, entered into on November 10, 2008 with the Company’s Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

Executive Overview

We are a specialty finance company that uses leverage with the objective of generating competitive risk-adjusted returns. We invest in financial assets consisting primarily of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable equity securities, private equity investments and credit default and total rate of return swaps. The majority of our investments are in senior secured loans of large capitalization companies. The corporate loans we invest in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for these investments. The senior secured notes issued by the CLO transactions are generally owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of five cash flow CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”) and KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A” and, together with CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-1, the “Cash Flow CLOs”).

In addition to our Cash Flow CLOs, a portion of our assets were previously held in Wayzata Funding LLC (“Wayzata”), a market value CLO transaction. On March 31, 2009, we completed the restructuring of Wayzata and replaced it with KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”). As a result of the restructuring, substantially all of Wayzata’s assets were transferred to CLO 2009-1, a newly formed special purpose company, which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. CLO 2009-1 was structured as a cash flow transaction and does not contain the market value provisions contained in Wayzata. The portfolio manager of CLO 2009-1 was an affiliate of KKR Financial Advisors LLC (our “Manager”). The notes issued by CLO 2009-1 were secured by the same collateral that secured the Wayzata notes, consisting primarily of senior secured leveraged loans. As was the case with Wayzata, at the time of the restructuring, we and an affiliate of our Manager owned all of the subordinated notes issued by CLO 2009-1.

During the second quarter of 2009, we sold approximately $423.1 million of investments that were held in CLO 2009-1 in order to generate proceeds to retire the senior notes outstanding. These sales resulted in us recording a loss during the second quarter of $27.2 million. During June 2009, we paid down the senior notes issued by CLO 2009-1 by $516.4 million and on July 24, 2009, we retired the remaining balance of $44.4 million of outstanding senior notes. Prior to the retirement of the senior notes, an affiliate of ours held a 20% interest in the subordinated notes issued by CLO 2009-1. As part of the deleveraging of CLO 2009-1, the subordinated notes in CLO 2009-1 held by our affiliate were retired in exchange for our affiliate’s proportionate interest in the assets held by CLO 2009-1. As a result of the deleveraging transaction and the distribution of assets to our affiliate, we now hold 100% of the residual assets of CLO 2009-1.

As described above, we own a majority of the subordinated notes issued by the Cash Flow CLOs and therefore have historically received a majority of our cash flows from our investments in these entities. The indentures governing the Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In addition to the portfolio profile tests, the indentures for the Cash Flow CLOs include over-collateralization tests (“OC Tests”) which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. During the third quarter of 2009, certain of our Cash Flow CLOs failed certain of their respective OC Tests. Accordingly, the cash flows we would generally expect to receive from our investments in the mezzanine and subordinated notes issued by the Cash Flow CLOs were used to amortize the most senior class of notes. During the three and nine months ended September 30, 2009, the senior notes issued by our Cash Flow CLOs were reduced by $43.5 million and $188.6 million, respectively, due to amortization of the senior note balances as a result of non-compliance with certain OC Tests in certain of our CLOs.

On July 10, 2009, we surrendered for cancellation, without consideration, $298.4 million in aggregate mezzanine and junior notes (“Surrendered Notes”) issued to us by CLO 2005-1, CLO 2005-2 and CLO 2006-1. The Surrendered Notes were promptly cancelled upon receipt by the trustee of each transaction and the related debt was extinguished by the issuers thereof. As a result of these transactions, we were in compliance with the OC Tests for these three CLOs, which enabled the mezzanine and subordinated note holders, including us, to resume receiving cash flows from these CLOs. These CLO transactions are consolidated by us under accounting principles generally accepted in the United States of America (“GAAP”) and thus, did not have any impact on our condensed consolidated financial statements. Similarly, as CLO 2005-1, CLO 2005-2 and CLO 2006-1 are treated as disregarded entities for tax purposes, this transaction did not have any tax implications for us or our shareholders.

On August 5, 2009, we entered into an agreement with our lenders to amend the terms of our senior secured credit facility. Among other things, the amendment provides that: (i) the size of the facility be reduced to $200.0 million from $300.0 million, (ii) the lending commitments of the lenders to this facility be modified to provide for quarterly amortization of $12.5 million per quarter until the size of the facility has been reduced to $150 million on June 30, 2010, (iii) the interest rate applicable to borrowings under the facility be increased from LIBOR plus 300 basis points to LIBOR plus 400 basis points, (iv) the adjusted tangible net worth covenant be reduced to $700.0 million from $1.0 billion, (v) the maturity date of the borrowings under the facility be extended to November 10, 2011, and (vi) certain events of default under the Credit Agreement be added. The amendment also provides that the we can (i) pay a yearly distribution to our shareholders in an amount equal to no greater than 50% of our taxable income for such year and (ii) use up to $50 million of our unrestricted cash to repurchase our convertible notes due July 2012 and/or our outstanding trust preferred securities. In conjunction with this amendment, we paid the lenders to our credit facility fees totaling $4.5 million.

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

Investment Portfolio

Overview

As discussed above, the majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. On an unconsolidated basis, our investment portfolio primarily consists of the following as of September 30, 2009: (i) mezzanine and subordinated tranches of CLO transactions with an aggregate par amount of $1.0 billion; (ii) corporate loans with an aggregate par amount of $766.8 million and an estimated fair value of $473.7 million; (iii) corporate debt securities with an aggregate par amount of $100.8 million and an estimated fair value of $87.6 million; (iv) residential mortgage-backed securities (“RMBS”) with a par amount of $284.1 million and estimated fair value of $186.5 million; (v) private equity investments with an aggregate cost amount of $29.8 million and an estimated fair value of $40.5 million; (vi) marketable equity securities with an aggregate estimated fair value of $1.2 million. In addition, we hold other investments including loan investments financed under total rate of return swaps that are accounted for as derivative transactions, credit default swaps, shorts on equity and debt instruments, and interest rate swaps.

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

Corporate Debt Investments

Our investments in corporate debt primarily consist of investments in below investment grade corporate loans, often referred to as syndicated bank loans or leveraged loans, and corporate debt securities. As of September 30, 2009, our corporate debt investments, excluding investments held through total rate of return swaps, had an aggregate par balance of $8.5 billion, an aggregate net amortized cost of $7.8 billion and an aggregate estimated fair value of $7.1 billion. Included in these amounts is $7.7 billion par amount or $6.5 billion estimated fair value of investments held in our Cash Flow CLOs which have aggregate senior secured notes outstanding totaling $5.7 billion and an aggregate of $547.4 million of mezzanine and subordinated notes outstanding that are held by an affiliate of our Manager. In addition to the investments, our Cash Flow CLOs had an aggregate principal cash balance totaling $66.8 million as of September 30, 2009.

RMBS Investments

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $192.2 million as of September 30, 2009. Of the $192.2 million of RMBS investments we hold, $121.9 million are in six residential mortgage-backed securitization trusts that we consolidate under GAAP as we hold the majority of the risk of loss on these transactions. This results in us reflecting the financial position and results of these trusts in our condensed consolidated financial statements. Consolidation of these six entities does not impact our net assets or net income; however, it does result in us showing the condensed consolidated assets, liabilities, income and expenses on our condensed consolidated financial statements. On our condensed consolidated balance sheet as of September 30, 2009, the $192.2 million of RMBS is computed as our investments in RMBS of $70.3 million, plus $121.9 million, which represents the difference between residential mortgage loans of $2.3 billion less residential mortgage-backed securities issued of $2.2 billion plus $12.8 million of real estate owned (“REO”) that is included in other assets on our condensed consolidated balance sheet.

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

Fair Value of Financial Instruments

As defined in FASB ASC 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2007, assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels which are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

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

During the second quarter of 2009, we adopted FASB ASC 820-10-65. This topic provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The adoption did not have a material impact on our condensed consolidated financial statements.

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

Depending on the relative liquidity in the markets for certain assets, we may transfer assets to level 3 if we determine that observable quoted prices, obtained directly or indirectly, are not available. The valuation techniques used for the assets and liabilities that are valued using level 3 of the fair value hierarchy are described below.

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

Corporate Debt Securities:  Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows, market yields for such instruments and recovery assumptions. Inputs are generally determined based on relative value analyses, which incorporate similar instruments from similar issuers.

Over-the-counter (“OTC”) Derivative Contracts:  OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, and equity prices. The fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

Share-Based Compensation

We account for share-based compensation issued to members of our board of directors and our Manager using a fair value based methodology. We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common shares that we issued to members of our board of directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent the awards have not vested. Unvested restricted common shares are valued using observable secondary market prices. Unvested common share options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common share and common share options that we granted to our Manager using the graded vesting attribution method.

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three and nine months ended September 30, 2009, share-based compensation was $2.4 million and $2.6 million, respectively. As of September 30, 2009, substantially all of the non-vested restricted common shares issued are subject to remeasurement. As of September 30, 2009, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.1 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of September 30, 2009, the common share options were fully exercised and expire in August 2014. As of September 30, 2009, future unamortized share-based compensation totaled $3.1 million, of which $0.6 million, $2.1 million, and $0.4 million will be recognized in 2009, 2010, and beyond, respectively.

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

We formally document at inception our hedge relationships, including identification of the hedging instruments and the hedged items, our risk management objectives, strategy for undertaking the hedge transaction and our evaluation of effectiveness of our hedged transactions. Periodically, we also formally assess whether the derivative designated in each hedging relationship is expected to be and has been highly effective in offsetting changes in estimated fair values or cash flows of the hedged item using either the dollar offset or the regression analysis method. If we determine that a derivative is not highly effective as a hedge, we discontinue hedge accounting.

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of September 30, 2009, the estimated fair value of our net derivative liabilities totaled $33.9 million.

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

This process involves a considerable amount of subjective judgment by our management. As of September 30, 2009, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $25.3 million, which if not recovered may result in the recognition of future losses. During the three and nine months ended September 30, 2009, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling nil and $40.0 million, respectively.

During the second quarter of 2009, we adopted FASB ASC 320-10-65, which amends the other-than-temporary impairment guidance for debt securities. We determined that the adoption did not have a material impact on our condensed consolidated financial statements.

Allowance for Loan Losses

Our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date.  Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. Generally, the expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loans’ estimated fair value.

The unallocated component of our allowance for loan losses reflects our estimate of probable losses in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. Loans that demonstrate possible indicators of impairment are aggregated on a watch list for monitoring and are sub-divided for categorization based on the seniority of the loan in the issuer’s capital structure, whether the loan is secured or unsecured, and the nature of the collateral securing the loan, for purposes of applying possible default and loss severity ranges based on the nature of the issuer and the specific loan. We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of September 30, 2009, the range of outcomes used to estimate the probability of default was between 5% and 40% and the range of loss severity assumptions for loans that may default was between 20% and 75%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio performance as well as industry performance of the corporate loan asset class and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations.

As of September 30, 2009, our allowance for loan losses totaled $470.2 million.

Recent Accounting Pronouncements

In January 2009, the FASB issued FASB ASC 325-40-65 which eliminates the requirement that a holder’s best estimate of cash flows be based upon those that “a market participant” would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected. The topic also reiterates and emphasizes the related guidance and disclosure requirements in accordance with FASB ASC 320, Investments-Debt and Equity Securities. The standard is effective for all periods ending after December 15, 2008 and retroactive application is not permitted. We have taken this topic into consideration when evaluating our investments for other-than-temporary impairment.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”) (collectively “SFAS No. 166”). The most significant amendments that SFAS No. 166 makes consist of the removal of the concept of a qualifying special-purpose entity (“QSPE”) from FASB ASC 860, Transfers and Servicing (“FASB ASC 860”), and the elimination of the exception for QSPE from FASB ASC 810, Consolidation (“FASB ASC 810”). The disclosures required by this standard are to provide greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS No. 166 will significantly affect existing securitizations that use QSPEs, as well as future securitizations. SFAS No. 166 is effective January 1, 2010 for calendar-year reporting entities and earlier application is prohibited. We are evaluating the impact of adopting SFAS No. 166.

Also on June 12, 2009, the FASB issued SFAS No. 167, Amendment to FASB Interpretation No. 46(R) (“SFAS No. 167”) which addresses the effects of elimination the QSPE concept from the FASB ASC 860 and responds to concerns about the application of certain key provisions of FASB ASC 810, including concerns over the transparency of enterprises’ involvement with VIEs. SFAS No. 167 requires additional disclosures for various areas including situations that use significant judgment and assumptions in determining whether or not to consolidate a VIE as well as the nature of and changes in the risks associated with a VIE. This standard is effective for calendar year-end companies beginning on January 1, 2010. We are evaluating the impact of adopting SFAS No. 167.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-5 which amends FASB ASC 820 to provide further guidance on how to measure the fair value of a liability. ASU 2009-5 primarily sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available. In these circumstances, ASU 2009-5 states that a company can apply the quoted price of an identical or similar liability when traded as an asset, or other valuation techniques that are consistent with principles of FASB ASC 820. ASU 2009-5 is effective beginning the fourth quarter of 2009. We do not believe the adoption of ASU 2009-5 will have a material impact on our financial statements.

Results of Operations

Summary

Our net income for the three and nine months ended September 30, 2009 totaled $67.2 million (or $0.42 per diluted common share) and $74.8 million (or $0.49 per diluted common share), respectively, as compared to net income of $49.0 million (or $0.32 per diluted common share) and $100.5 million (or $0.73 per diluted common share), respectively, for the three and nine months ended September 30, 2008. Income from continuing operations for the three and nine months ended September 30, 2009 totaled $67.2 million (or $0.42 per diluted common share) and $74.8 million (or $0.49 per diluted common share), respectively, as compared to income from continuing operations of $49.0 million (or $0.32 per diluted common share) and $97.9 million (or $0.71 per diluted common share), respectively, for the three and nine months ended September 30, 2008. The increase in income from continuing operations of $18.2 million from the three months ended September 30, 2008 to 2009 was primarily a result of realized and unrealized gains on derivatives and foreign exchange, and investments, as compared to realized and unrealized losses in 2008. These gains were partially offset by a decline in net investment income, loss on restructuring and extinguishment of debt, and realized and unrealized losses on our residential mortgage portfolio. The decrease in income from continuing operations of $23.1 million from the nine months ended September 30, 2008 to 2009 was attributable to significantly lower net investment income resulting from a smaller investment portfolio and a lower yield from our investment portfolio due to the continued decline in interest rates over the past year, most notably LIBOR, partially mitigated by realized and unrealized gains on derivatives and foreign exchange in 2009.

Net Investment Income

The following table presents the components of our net investment income for the three and nine months ended September 30, 2009 and 2008:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Investment Income:
Corporate loans and securities interest income	$92,549	$165,878	$295,133	$529,068
Residential mortgage loans and securities interest income	25,369	41,871	96,213	134,718
Other interest income	49	4,431	511	20,505
Dividend income	26	358	313	2,266
Net discount accretion	17,243	14,514	47,042	34,161
Total investment income	135,236	227,052	439,212	720,718
Interest Expense:
Repurchase agreements	—	970	—	34,407
Collateralized loan obligation senior secured notes	19,247	68,246	98,872	214,653
Senior secured credit facility	5,164	3,496	13,022	9,269
Secured demand loan	—	—	—	348
Convertible senior notes	4,969	5,440	15,474	16,450
Junior subordinated notes	4,092	4,941	12,709	17,045
Residential mortgage-backed securities issued	18,940	31,506	66,043	99,938
Other interest expense	1,013	1,665	3,260	2,687
Interest rate swap	3,915	1,841	10,245	5,410
Total interest expense	57,340	118,105	219,625	400,207
Interest expense to affiliates	5,171	18,794	16,355	66,319
Provision for loan losses	—	—	39,795	10,000
Net investment income	$72,725	$90,153	$163,437	$244,192

The decrease in net investment income from the three and nine months ended September 30, 2008 to 2009 was attributable to a smaller investment portfolio and a lower yield from our investment portfolio due to the continued decline in interest rates over the past year, most notably LIBOR, partially offset by a decline in interest expense related to pay downs of our collateralized loan obligation senior secured notes during 2009.

Other Income (Loss)

The following table presents the components of other income (loss) for the three and nine months ended September 30, 2009 and 2008:

Comparative Other Income (Loss) Components

(Amounts in thousands)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swaps	$(3,347)	$(706)	$(2,780)	$2,820
Credit default swaps	3,928	9,543	16,836	19,877
Total rate of return swaps	18,061	(20,019)	42,774	(86,464)
Common stock warrants	—	(15)	—	(722)
Foreign exchange(1)	1,288	(4,337)	2,001	(3,979)
Total net realized and unrealized gain (loss) on derivatives and foreign exchange	19,930	(15,534)	58,831	(68,468)
Net realized loss on residential mortgage-backed securities and residential mortgage loans, carried at estimated fair value	(1,742)	(1,589)	(13,418)	(3,088)
Net unrealized (loss) gain on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(15,939)	1,710	(31,127)	(11,563)
Net realized and unrealized gain (loss) on investments(2)	21,181	(17,712)	(45,563)	(39,000)
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(996)	14,242	2,920	22,892
Impairment of securities available for sale	—	(10,566)	(40,013)	(20,254)
Net (loss) gain on restructuring and extinguishment of debt	(10,627)	3,056	30,836	20,281
Other income	1,239	2,470	4,150	7,939
Total other income (loss)	$13,046	$(23,923)	$(33,384)	$(91,261)

(1)	Includes foreign exchange contracts and foreign exchange gain or loss.
(2)	Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on private equity investments held at estimated fair value.

As presented in the table above, other income totaled $13.0 million for the three months ended September 30, 2009 and other loss totaled $33.4 million for the nine months ended September 30, 2009, as compared to other loss of $23.9 million and $91.3 million for the three and nine months ended September 30, 2008, respectively. Total other income for the three months ended September 30, 2009 primarily consisted of net realized and unrealized gains on derivatives and foreign exchange totaling $19.9 million and net realized and unrealized gains on investments totaling $21.2 million, partially offset by a $10.6 million net loss on restructuring and extinguishment of debt, and $17.7 million of net realized and unrealized losses on residential mortgage-backed securities, residential mortgage loans and residential mortgage-backed securities issued. The $10.6 million net loss on restructuring and extinguishment of debt represents the payment of a $28.8 million placement fee to the senior note holders of CLO 2009-1, partially offset by a $14.4 million net gain recognized from the retirement of the CLO 2009-1 subordinated notes and a $3.8 million gain on the repurchase of $5.0 million of junior subordinated notes in the third quarter of 2009. See “Liquidity and Capital Resources” for further discussion regarding CLO 2009-1. Total other loss for the nine months ended September 30, 2009 primarily consisted of net realized and unrealized losses on investments totaling $45.6 million, a loss from other-than-temporary impairments on securities available-for-sale totaling $40.0 million, and net realized and unrealized losses on residential mortgage-backed securities, residential mortgage loans and residential mortgage-backed securities issued totaling $44.5 million. These losses were partially offset by net realized and unrealized gains on derivatives and foreign exchange totaling $58.8 million and a net gain on restructuring and extinguishment of debt totaling $30.8 million.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three and nine months ended September 30, 2009 and 2008:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Related party management compensation:
Base management fees	$3,720	$8,729	$10,998	$25,089
Incentive fees	4,472	—	4,472	—
Share-based compensation	2,260	(195)	2,225	462
CLO management fees	4,164	1,277	18,437	3,806
Related party management compensation	14,616	9,811	36,132	29,357
Professional services	441	1,335	5,916	4,263
Loan servicing	1,925	2,274	6,117	7,234
Insurance	636	302	1,242	621
Directors expenses	710	208	1,402	924
General and administrative	193	3,310	4,273	12,549
Total non-investment expenses	$18,521	$17,240	$55,082	$54,948

As presented in the table above, our non-investment expenses increased by approximately $1.3 million from the three months ended September 30, 2008 to 2009 and $0.1 million from the nine months ended September 30, 2008 to 2009. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fee decreased by $5.0 million and $14.1 million from the three and nine months ended September 30, 2008 to 2009, respectively, due to the significant decline in “equity” from the $1.1 billion loss we reported for the year ended December 31, 2008. Effective January 1, 2009, our Manager agreed to defer 50% of the monthly base management fee payable by us for the period from January 1, 2009 through November 30, 2009. The aggregate amount of fees otherwise payable during the deferral period will be payable to our Manager upon the earlier of (x) December 15, 2009 and (y) the date of any termination of the Management Agreement pursuant to either Section 13(a) or Section 15(b) thereof.

Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of $4.5 million were earned by our Manager during the three and nine months ended September 30, 2009 and nil during the three and nine months ended September 30, 2008. Our Manager agreed to defer the $4.5 million incentive fee to December 15, 2009.

An affiliate of our Manager has entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata (restructured and replaced with CLO 2009-1 on March 31, 2009). However, as a result of the cancellation of Surrendered Notes in July 2009, the collateral manager reinstated waiving management fees for CLO 2005-2 and CLO 2006-1. For each of the three and nine months ended September 30, 2009, the collateral manager waived $2.6 million for CLO 2005-2 and CLO 2006-1. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. Accordingly, CLO management fees increased $2.9 million from the three months ended September 30, 2008 to 2009 to account for the fees related to CLO 2007-1 and CLO 2007-A, and $14.6 million from the nine months ended September 30, 2008 to 2009 to account for the fees related to all six CLOs for either the full or partial nine month period.

In addition, beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by our Manager. For the three and nine months ended September 30, 2009, our Manager permanently waived reimbursement of $2.4 million and $7.7 million, respectively, in allocable general and administrative expenses. For the three and nine months ended September 30, 2008, we reimbursed our Manager $2.5 million and $7.6 million, respectively, for expenses.

General and administrative expenses include expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. Professional fees decreased $0.9 million from the three months ended September 30, 2008 to 2009. In contrast, professional fees increased $1.7 million from the nine months ended September 30, 2008 to 2009 primarily due to expenses associated with the replacement of Wayzata with CLO 2009-1 on March 31, 2009. The decrease in general and administrative expenses of $3.1 million and $8.3 million from the three and nine months ended September 30, 2008 to 2009, respectively, was largely attributable to the rebated CLO management fees reducing the general and administrative expenses otherwise reimbursable to our Manager.

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

KKR TRS Holdings, Ltd. (“TRS Ltd.”), KKR Financial Holdings, Ltd. (“KFH Ltd.”), and KFN PEI VII, LLC (“PEI VII”) are not consolidated with us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in PEI VII, a domestic taxable corporate subsidiary, because PEI VII is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. Those subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd. and KFH Ltd. are our foreign subsidiaries and are taxed as corporations for United States federal income tax purposes. These entities were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the quarter ended September 30, 2009 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

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

Corporate Loans

Our corporate loan portfolio totaled approximately $7.2 billion as of September 30, 2009 and $8.1 billion as of December 31, 2008. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and mezzanine loans.

The following table summarizes our corporate loans portfolio stratified by type as of September 30, 2009 and December 31, 2008:

Corporate Loans

(Amounts in thousands)

	September 30, 2009			December 31, 2008
	Carrying Value (1)	Amortized Cost	Estimated Fair Value	Carrying Value(1)	Amortized Cost	Estimated Fair Value
Senior secured	$6,356,334	$6,356,334	$5,716,199	$7,147,665	$7,147,665	$4,627,121
Second lien	632,288	632,288	517,691	655,371	655,371	361,196
Mezzanine	206,700	206,700	140,065	249,185	249,185	109,266
Total	$7,195,322	$7,195,322	$6,373,955	$8,052,221	$8,052,221	$5,097,583

(1)

Total carrying value is gross of allowance for loan losses of $470.2 million and $480.8 million as of September 30, 2009 and December 31, 2008, respectively, and includes loans held for sale of $504.1 million and $324.6 million as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, $7.1 billion, or 98.1%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.9%, was fixed rate. As of December 31, 2008, $7.9 billion, or 98.6%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.4%, was fixed rate. Fixed and floating percentages were calculated based on the portfolio mix as a percentage of estimated fair value.

All of our floating rate corporate loans have index reset frequencies of twelve months or less with the majority being quarterly. The weighted-average coupon on our floating rate corporate loans was 3.7% and 4.6% as of September 30, 2009 and December 31, 2008, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.0% and 2.9% as of September 30, 2009 and December 31, 2008, respectively. The rates above were calculated assuming that non-accrual loans were accruing interest as of the stated periods. The weighted-average years to maturity of our floating rate corporate loans was 4.5 years and 5.1 years as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, our fixed rate corporate loans had a weighted-average coupon of 13.1% and weighted-average years to maturity of 5.5 years, as compared to 13.7% and weighted-average years to maturity of 6.4 years as of December 31, 2008.

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

As of September 30, 2009 and December 31, 2008, we had $730.2 million and $358.0 million of loans on non-accrual status, respectively. The average recorded investment in the impaired loans during the three and nine months ended September 30, 2009 was $717.3 million and $544.2 million, respectively. As of September 30, 2008, there were no corporate loan balances placed on non-accrual status. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $8.2 million and $12.4 million for the three and nine months ended September 30, 2009, respectively, and nil for the three and nine months ended September 30, 2008.

As of September 30, 2009, we held loans that were in default with a total amortized cost of $743.6 million from ten issuers. During the year ended December 31, 2008, we held investments that were in default with a total amortized cost of $312.7 million from three issuers. The majority of corporate loans in default during 2009 and 2008 were included in the investments for which the allocated component of our allowance for losses was related to as of September 30, 2009 and December 31, 2008, respectively.

The following table summarizes the changes in the allowance for loan losses for our corporate loan portfolio during the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	For the three months ended September 30, 2009	For the three months ended September 30, 2008	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Balance at beginning of period	$473,202	$35,000	$480,775	$25,000
Provision for loan losses	—	—	39,795	10,000
Charge-offs	(2,978)	—	(50,346)	—
Balance at end of period	$470,224	$35,000	$470,224	$35,000

As of September 30, 2009 and December 31, 2008, we had an allowance for loan loss of $470.2 million and $480.8 million, respectively. As described under Critical Accounting Policies, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. Generally, the expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loans’ estimated fair value.

The unallocated component of our allowance for loan losses reflects our estimate of probable losses in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. Loans that demonstrate possible indicators of impairment are aggregated on a watch list for monitoring and are sub-divided for categorization based on the seniority of the loan in the issuer’s capital structure, whether the loan is secured or unsecured, and the nature of the collateral securing the loan, for purposes of applying possible default and loss severity ranges based on the nature of the issuer and the specific loan. We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses.

As of September 30, 2009, the allocated component of the allowance for loan losses totaled $430.8 million and relates to investments in loans issued by thirteen issuers with an aggregate par amount of $902.0 million and an aggregate amortized cost amount of $701.6 million. As of December 31, 2008, the allocated component of the allowance for loan losses totaled $320.6 million and relates to investments in loans issued by eleven issuers with an aggregate par amount of $828.2 million and an aggregate amortized cost amount of $715.4 million. The amount recorded to the allocated component of our allowance for loan losses reflects significant deterioration in the credit performance of these issuers as demonstrated by default, bankruptcy or a material deterioration of the issuer such that default or restructuring is considered likely to occur.

The unallocated component of the allowance for loan losses totaled $39.4 million and $160.2 million as of September 30, 2009 and December 31, 2008, respectively. The decline in the unallocated component of our allowance for loan losses from December 31, 2008 to September 30, 2009 is attributable to the migration of the unallocated component to the allocated component of the allowance for loan losses since year end.

As of September 30, 2009, no additional provision for loan losses was required based on our review of the allocated and unallocated components of the allowance for loan losses.

We recorded charge-offs during the three months ended September 30, 2009 totaling $3.0 million related to loans transferred to loans held for sale. During the nine months ended September 30, 2009, we recorded charge-offs totaling $50.4 million comprised of the $3.0 million above, $6.0 million related to a loan sold during the second quarter of 2009 and $41.4 million related to a loan exchanged for equity and which qualified as a troubled debt restructuring. At the time of restructuring, we elected the option to carry this investment at estimated fair value in accordance with FASB ASC 825, Financial Instruments, with unrealized gains and losses reported in income. There were no charge-offs during the three and nine months ended September 30, 2008.

We recorded no additional charge to earnings during the quarter ended September 30, 2009 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had an estimated fair value of $504.1 million as of September 30, 2009. We recorded a $2.4 million charge to earnings during the quarter ended September 30, 2008 for the lower of cost or estimated fair value adjustment for loans held for sale which had an estimated fair value of $28.2 million as of September 30, 2008.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) ratings category as of September 30, 2009 and December 31, 2008:

Corporate Loans

(Amounts in thousands)

Ratings Category	As of September 30, 2009	As of December 31, 2008
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	41,067	—
Ba1/BB+ through Ba3/BB-	1,498,974	2,885,285
B1/B+ through B3/B-	4,933,381	4,580,280
Caa1/CCC+ and lower	1,095,862	957,104
Non-rated	95,594	33,449
Total	$7,664,878	$8,456,118

Corporate Debt Securities

Our corporate debt securities portfolio totaled $735.6 million and $553.4 million as of September 30, 2009 and December 31, 2008, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds.

The following table summarizes our corporate debt securities portfolio stratified by type as of September 30, 2009 and December 31, 2008:

Corporate Debt Securities

(Amounts in thousands)

	September 30, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$87,300	$44,182	$87,300	$57,641	$75,127	$57,641
Senior unsecured	423,478	346,701	423,478	400,357	503,897	400,357
Subordinated	224,851	201,688	224,851	95,443	163,450	95,443
Total	$735,629	$592,571	$735,629	$553,441	$742,474	$553,441

As of September 30, 2009, $580.3 million, or 78.9%, of our corporate debt securities portfolio was fixed rate and $155.4 million, or 21.1%, was floating rate. As of December 31, 2008, $494.6 million, or 89.4%, of our corporate debt securities portfolio was fixed rate and $58.8 million, or 10.6%, was floating rate.

As of September 30, 2009, our fixed rate corporate debt securities had a weighted-average coupon of 10.1% and weighted-average years to maturity of 6.4 years, as compared to 10.3% and 6.8 years, as of December 31, 2008. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted-average coupon on our floating rate corporate debt securities was 3.5% and 7.0% as of September 30, 2009 and December 31, 2008, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate debt securities was 3.1% and 3.6% as of September 30, 2009 and December 31, 2008, respectively. The weighted-average years to maturity of our floating rate corporate debt securities was 4.5 years as of both September 30, 2009 and December 31, 2008.

During the three and nine months ended September 30, 2009, we recorded impairment losses totaling nil million and $40.0 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value is no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer. For the three and nine months ended September 30, 2008, we recorded impairment losses totaling $10.6 million and $20.3 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired.

As of September 30, 2009 and December 31, 2008, we held one corporate debt security that was in default with a total fair value of $5.9 million and $3.2 million, respectively. This corporate debt security was determined to be other-than-temporarily impaired as of September 30, 2009 and December 31, 2008.

The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody’s and Standard & Poor’s ratings category as of September 30, 2009 and December 31, 2008:

Corporate Debt Securities

(Amounts in thousands)

Ratings Category	As of September 30, 2009	As of December 31, 2008
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	36,000	37,500
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	27,381	32,000
B1/B+ through B3/B-	221,935	408,856
Caa1/CCC+ and lower	583,394	734,303
Non-Rated	6,816	6,816
Total	$875,526	$1,219,475

Residential Mortgage Investments Summary

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $192.2 million as of September 30, 2009. The $192.2 million of RMBS is comprised of $95.7 million of RMBS that are rated investment grade or higher and $96.5 million of RMBS that are rated below investment grade. Of the $192.2 million of RMBS investments we hold, $121.9 million are in six residential mortgage-backed securitization trusts that are not structured as qualifying special-purpose entities. Accordingly, as we own the first loss securities in these trusts, we are deemed to be the primary beneficiary of these entities and as such, consolidate these trusts in accordance with GAAP. This results in us reflecting the financial position and results of these trusts in our condensed consolidated financial statements. Consolidation of these six entities does not impact our net assets or net income; however, it does result in us showing the condensed consolidated assets, liabilities, revenues and expenses on our condensed consolidated financial statements. On our condensed consolidated balance sheet as of September 30, 2009, the $192.2 million of RMBS is computed as our investments in RMBS of $70.3 million, plus $121.9 million, which represents the difference between residential mortgage loans of $2.3 billion less residential mortgage-backed securities issued of $2.2 billion plus $12.8 million of REO that is included in other assets on our condensed consolidated balance sheet. The $192.2 million of RMBS as of September 30, 2009 represents a decrease of 29.0% from $270.7 million as of December 31, 2008.

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

The table below summarizes the carrying value, amortized cost, and estimated fair value of our residential mortgage investment portfolio as of September 30, 2009 and December 31, 2008. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for residential mortgage-backed securities and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes, nationally recognized pricing services and/or management’s judgment when relevant observable inputs do not exist.

Residential Mortgage Investment Portfolio

(Dollar amounts in thousands)

	September 30, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Residential Mortgage Loans(1)	$2,274,585	$2,905,776	$2,274,585	$2,620,021	$3,371,014	$2,620,021
Residential Mortgage-Backed Securities	70,256	100,004	70,256	102,814	125,849	102,814
Total	$2,344,841	$3,005,780	$2,344,841	$2,722,835	$3,496,863	$2,722,835

(1)	Excludes REO as a result of foreclosure on delinquent loans of $12.8 million and $10.8 million as of September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009, thirty of our residential mortgage loans with an outstanding balance of $12.8 million were REO as a result of foreclosure on delinquent loans. As of December 31, 2008, thirty-three of our residential mortgage loans owned by us with an outstanding balance of $10.8 million were REO as a result of foreclosure on delinquent loans.

The following table summarizes the delinquency statistics of our residential mortgage loans, excluding REOs, as of September 30, 2009 and December 31, 2008 (dollar amounts in thousands):

	September 30, 2009		December 31, 2008
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	77	$29,205	93	$37,282
60 to 89 days	39	15,407	41	15,654
90 days or more	111	47,034	76	29,803
In foreclosure	135	54,776	67	22,841
Total	362	$146,422	277	$105,580

Portfolio Purchases

We purchased $0.3 billion and $0.9 billion par amount of investments during the three months and nine months ended September 30, 2009, respectively, as compared to $0.5 billion and $1.8 billion for the three and nine months ended September 30, 2008, respectively.

The table below summarizes our investment portfolio purchases for the periods indicated and includes the par amount of the securities and loans that were purchased:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	Three months ended September 30, 2009		Three months ended September 30, 2008		Nine months ended September 30, 2009		Nine months ended September 30, 2008
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Securities:
Corporate Debt Securities	$52,052	20.1%	$50,000	10.5%	$94,615	10.2%	$176,747	9.9%
Marketable Equity Securities	—	—	—	—	—	—	6,496	0.4
Total Securities Principal Balance	52,052	20.1	50,000	10.5	94,615	10.2	183,243	10.3
Loans:
Corporate Loans	206,873	79.9	426,320	89.5	831,091	89.8	1,597,573	89.7
Grand Total Principal Balance	$258,925	100.0%	$476,320	100.0%	$925,706	100.0%	$1,780,816	100.0%

The schedule above excludes purchases of securities sold, not yet purchased, with a par amount of nil and $136.4 million as of September 30, 2009 and 2008, respectively.

Shareholders’ Equity

Our shareholders’ equity at September 30, 2009 and December 31, 2008 totaled $1.1 billion and $663.3 million, respectively. Included in our shareholders’ equity as of September 30, 2009 and December 31, 2008 is accumulated other comprehensive income (loss) totaling $91.8 million and $(268.8) million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2009 were $1.0 billion and 26.5% and $841.8 million and 11.9%, respectively.  Our average shareholders’ equity and return on average shareholders’ equity and for the three and nine months ended September 30, 2008, were $1.8 billion and 10.7% and $1.8 billion and 7.6%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of September 30, 2009 and December 31, 2008 was $7.01 and $4.40, respectively, and is computed based on 158,359,757 and 150,881,500 shares issued and outstanding as September 30, 2009 and December 31, 2008, respectively.

Liquidity and Capital Resources

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. To achieve this objective, we completed several initiatives in the past three months as described below. As of September 30, 2009, we had unrestricted cash and cash equivalents totaling $125.9 million.

The majority of our investments are held in Cash Flow CLOs (CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A). Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. Current market economic conditions have had a material adverse impact on our cash flows and liquidity. During the quarter ended September 30, 2009, certain of our Cash Flow CLOs were out of compliance with certain compliance tests (specifically, OC Tests) outlined in their respective indentures and as a result, the cash flows we would generally expect to receive from our Cash Flow CLO holdings was paid to the senior note holders of the Cash Flow CLOs that were out of compliance with their respective OC Tests. Based on current market conditions, most notably the credit ratings of certain investments held in our Cash Flow CLOs and their related market values, we expect that certain of our Cash Flow CLOs will be out of compliance with their respective OC Tests during the remainder of 2009 and as a result, we expect that the cash flows that we would generally expect to receive will be used to reduce the principal balances of the senior notes issued by certain of our Cash Flow CLOs.

On July 10, 2009, we undertook certain actions with respect to CLO 2005-1, CLO 2005-2 and CLO 2006-1 that are expected to have a positive cash flow impact for us. Specifically, we surrendered for cancellation, without consideration, $298.4 million in aggregate of mezzanine notes and junior notes issued to us by these three CLO transactions. The Surrendered Notes were promptly cancelled upon receipt by the trustee of each transaction and the related debt was extinguished by the issuers thereof. As a result of the transaction, the OC Tests for these three CLOs were brought into compliance, enabling the mezzanine and subordinated note holders, including us, to resume receiving cash flows from these transactions during the period when the OC Tests remain in compliance.

In addition to our Cash Flow CLOs, a portion of our assets were previously held in Wayzata, a market value CLO transaction. On March 31, 2009, we completed the restructuring of Wayzata and replaced it with CLO 2009-1. As a result of the restructuring, substantially all of Wayzata’s assets were transferred to CLO 2009-1, a newly formed special purpose company, which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. CLO 2009-1 was structured as a cash flow transaction and does not contain the market value provisions contained in Wayzata. The portfolio manager of CLO 2009-1 was an affiliate of our Manager. The notes issued by CLO 2009-1 were secured by the same collateral that secured the Wayzata notes, consisting primarily of senior secured leveraged loans. As was the case with Wayzata, at the time of the restructuring, we and an affiliate of our Manager owned all of the subordinated notes issued by CLO 2009-1.

During June 2009, we paid down the senior notes issued by CLO 2009-1 by $516.4 million and on July 24, 2009, we retired the remaining balance of $44.4 million of outstanding senior notes. Prior to the retirement of the senior notes, an affiliate of ours held a 20% interest in the subordinated notes issued by CLO 2009-1. As part of the deleveraging of CLO 2009-1, the subordinated notes in CLO 2009-1 held by our affiliate were retired in exchange for a 20% interest in each of CLO 2009-1’s assets which remained following the deleveraging. As a result of the deleveraging transaction and the distribution of assets to our affiliate, we now hold 100% of the residual assets of CLO 2009-1.

We closely monitor our liquidity position and believe we have sufficient liquidity and access to liquidity to meet our financial obligations for at least the next 12 months.

Sources of Funds

Cash Flow CLO Transactions

As of September 30, 2009, we had five CLO transactions outstanding, CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A. An affiliate of our Manager owns a 37% interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $547.4 million as of September 30, 2009, which is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheet. In accordance with GAAP, we consolidate each of these CLO transactions. We utilize CLOs to fund our investments in corporate loans and corporate debt securities. The indentures governing our Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include OC Tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO transaction.

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

The following table summarizes several of the material tests and metrics for each of our Cash Flow CLOs. This information is based on the September 2009 monthly reports which are prepared by the independent third-party trustee for each Cash Flow CLO transaction:

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

•                  Subordinated OC Test minimum: Minimum subordinated OC requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated OC amount as of the report date.

•                  Subordinated cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,053,339	$998,792	$1,023,013	$3,485,182	$1,541,049
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	575.9%	567.0%	392.4%	471.1%	357.4%
CCC amount	$65,840	$92,810	$160,639	$759,050	$316,496
CCC percentage of portfolio	6.3%	9.3%	15.7%	21.8%	20.5%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	127.1%	128.8%	151.0%	153.2%	122.2%
Cushion / (Excess)	$59,598	$43,316	$48,159	$(112,511)	$28,136
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual OC Test	108.7%	114.4%	128.9%	107.6%	105.4%
Cushion / (Excess)	$22,510	$62,439	$106,177	$(338,482)	$(58,077)

As reflected in the table above, each of our cash flow CLO transactions is in compliance with its respective IC ratio tests based on the September 2009 monthly reports for the respective CLOs. Based on the September 2009 monthly reports, CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-A are in compliance with their respective senior OC Tests and CLO 2005-1, CLO 2005-2, and CLO 2006-1 are in compliance with their respective subordinated OC Tests.

Senior Secured Credit Facility

On August 5, 2009, we entered into an agreement with our lenders to amend the terms of our senior secured credit facility. Among other things, the amendment provides that: (i) the size of the facility be reduced to $200.0 million from $300.0 million, (ii) the lending commitments of the lenders to this facility be modified to provide for quarterly amortization of $12.5 million per quarter until the size of the facility has been reduced to $150 million on June 30, 2010, (iii) the interest rate applicable to borrowings under the facility be increased from LIBOR plus 300 basis points to LIBOR plus 400 basis points, (iv) the adjusted tangible net worth covenant be reduced to $700.0 million from $1.0 billion, (v) the maturity date of the borrowings under the facility be extended to November 10, 2011, and (vi) certain events of default under the Credit Agreement be added. The amendment also provides that the we can (i) pay a yearly distribution to our shareholders in an amount equal to no greater than 50% of our taxable income for such year and (ii) use up to $50 million of our unrestricted cash to repurchase our convertible notes due July 2012 and/or our outstanding trust preferred securities. In conjunction with this amendment, we paid the lenders to our credit facility fees totaling $4.5 million.

As of September 30, 2009, we had borrowings outstanding under the Facility totaling $187.5 million.

Standby Revolving Credit Facility

On November 10, 2008, we entered into an agreement for a two-year $100.0 million standby unsecured revolving credit agreement (the “Standby Agreement”) with our Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of our Manager. The borrowing facility matures in December 2010 and bears interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at our option) plus 15.00% per annum. Under the terms of the agreement, we can elect to capitalize a portion of accrued interest on any loan under the agreement by adding up to 80% of the interest due and payable at a particular time in respect of such loan to the outstanding principal amount of the loan. We have the right to prepay loans under the Standby Agreement in whole or in part at any time. The Standby Agreement includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type.

No borrowings were outstanding under the Standby Agreement as of September 30, 2009.

On November 5, 2009, our board of directors agreed to terminate the Standby Agreement.

Convertible Debt

During June 2009, we completed two transactions to exchange a total of $15.7 million par value of convertible notes for 7.2 million of our common shares. As a result of these transactions, we recorded a gain of $6.9 million, or approximately $0.05 per diluted common share, which was partially offset by a write-off of $0.1 million of unamortized debt issuance costs and $0.4 million of other associated costs.

As of September 30, 2009, we had $275.8 million of convertible debt outstanding.

Junior Subordinated Notes

In August 2009, we repurchased $5.0 million of junior subordinated notes, which resulted in a gain on extinguishment of debt of $3.8 million, partially offset by a $0.1 million write-off of unamortized debt issuance costs.

As of September 30, 2009, we had junior subordinated notes outstanding totaling $283.7 million.

Off-Balance Sheet Commitments

As of September 30, 2009, we had committed to purchase corporate loans with aggregate commitments totaling $101.2 million. In addition, we participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of September 30, 2009, we had unfunded financing commitments totaling $48.4 million. We do not expect material losses related to the corporate loans for which we commit to purchase and fund.

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

The table below summarizes the potential impact on our liquidity position under different stress scenarios as applied to our investments held through total rate of return swap agreements (amounts in thousands):

	Impact on liquidity due to (decrease) increase in fair value of investments
	-10.0%	-7.5%	-5.0%	-2.5%	0.0%	2.5%	5.0%	7.5%	10.0%
Total rate of return swaps	$(7,651)	$(5,739)	$(3,826)	$(1,913)	$—	$1,913	$3,826	$5,739	$7,651

As discussed above in “Liquidity and Capital Resources,” current market conditions have had a material adverse impact on our cash flows from CLOs as a result of our CLOs being out of compliance with their OC Tests. However, based on our current liquidity and access to liquidity, we believe that we are able to meet our obligations for at least the next 12 months. As of September 30, 2009, we had unencumbered cash and cash equivalents totaling $125.9 million.

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

Management Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Significant estimates, assumptions and judgments are applied in situations including the determination of our allowance for loan losses and the valuation of certain investments. We revise our estimates when appropriate. However, actual results could materially differ from management’s estimates.

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

The following table summarizes the estimated net fair value of our derivative instruments held at September 30, 2009 and December 31, 2008 (amounts in thousands):

Derivative Fair Value

	As of September 30, 2009		As of December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(53,869)	$383,333	$(77,668)
Fair Value Hedges:
Interest rate swaps	—	—	32,000	(2,915)
Free-Standing Derivatives:
Interest rate swaps	97,259	277	106,074	274
Credit default swaps—protection sold	51,000	(773)	53,500	(9,782)
Credit default swaps— protection purchased	—	—	222,650	69,972
Total rate of return swaps	120,234	20,437	207,524	(77,224)
Total	$651,826	$(33,928)	$1,005,081	$(97,343)

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2009 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ending September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350

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

Date: November 5, 2009