Form 10-K
period 2009-12-31
KKR Financial Holdings LLC
filed 2010-03-01
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 30, 2009 was $134,140,617, based on the closing price of the common shares on such date as reported on the New York Stock Exchange.

         The number of shares of the registrant's common shares outstanding as of February 18, 2010 was 158,359,757.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2010 Annual Shareholders' Meeting to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

KKR FINANCIAL HOLDINGS LLC

2009 FORM 10-K ANNUAL REPORT

PART I

Item 1.    BUSINESS

Our Company

        We are a specialty finance company with expertise in a range of asset classes. We invest in financial assets consisting primarily of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable and non-marketable equity securities and credit default and total rate of return swaps. The majority of our investments are in senior secured loans of large capitalization companies. The corporate loans we invest in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for these investments. The senior secured notes issued by the CLO transactions are generally owned by unaffiliated third party investors and we own the majority of the mezzanine and subordinated notes in the CLO transactions. We execute our core business strategy through majority-owned subsidiaries, including CLOs.

        Our income is generated primarily from (i) net interest income and dividend income, (ii) realized and unrealized gains and losses on our derivatives that are not accounted for as hedges, (iii) realized gains and losses from the sales of investments, and (iv) realized and unrealized gains and losses on securities sold, not yet purchased.

        We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. KKR Financial Corp. was originally incorporated in the State of Maryland on July 7, 2004 and elected to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes. KKR Financial Corp. completed its initial private placement of shares of its common stock in August 2004, and completed its initial public offering of shares of its common stock in June 2005. On May 4, 2007, we completed a restructuring transaction (the "Restructuring Transaction"), pursuant to which KKR Financial Corp. became our subsidiary and each outstanding share of KKR Financial Corp.'s common stock was converted into one of our common shares, which are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". We intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes.

Discontinued Operations

        In August 2007, our board of directors approved our plan to exit our residential mortgage investment operations and to sell KKR Financial Corp. By June 30, 2008, we substantially completed our plan to exit our residential mortgage investment operations through the sale of certain of our residential mortgage-backed securities in the third quarter of 2007 and the agreement with the holders of the secured liquidity notes issued by our two asset backed commercial paper conduits (the "Facilities") in order to terminate the Facilities. In addition, on June 30, 2008, we completed the sale of a controlling interest in KKR Financial Corp. to Rock Capital 2 LLC, which did not result in a gain or loss.

Our Manager

        We are externally managed and advised by KKR Financial Advisors LLC (our "Manager"), a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (previously known as KKR Financial LLC), pursuant to a management agreement (the "Management Agreement").

Kohlberg Kravis Roberts & Co. (Fixed Income) LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

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

Our Strategy

        Our objective is to provide competitive returns to our investors. We seek to achieve our objective by investing in multiple asset classes. As part of our strategy, we seek opportunities in those asset classes that can generate competitive leveraged risk-adjusted returns, subject to maintaining our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").

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

Partnership Tax Matters

  Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers, including those treated as partnerships or disregarded entities for United States federal income tax purposes, and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our common shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our common shares may still have a tax liability attributable to their allocation of our taxable income during such year.

  Qualifying Income Exception

        We intend to continue to operate so as to qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for United States federal income tax purposes. In general, if a partnership is "publicly traded" (as defined in the Internal Revenue Code of 1986, as amended (the "Code")), it will be treated as a corporation for United States federal income tax purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, if it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the "conduct of a financial or insurance business" nor based, directly or indirectly, upon "income or profits" of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

        If we fail to satisfy the "qualifying income exception" described above, items of income, gain, loss, deduction and credit would not pass through to holders of our common shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our common shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our common shares and thus could result in a substantial reduction in the value of our common shares and any other securities we may issue.

Our Investment Company Act Status

        Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test"). Excluded from the term "investment securities" are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a "fund"). The Investment Company Act defines a "majority-owned subsidiary" of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority owned subsidiary of that person.

        We are organized as a holding company. We conduct our operations primarily through our majority owned subsidiaries. Each of our subsidiaries is excepted from the definition of an investment company under the Investment Company Act. We believe that we are not, and that we do not propose to be, primarily engaged in the business of investing, reinvesting or trading in securities and we do not believe that we have held ourselves out as such. We intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue CLOs, as majority-owned for purposes of the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other "investment securities"

that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of U.S. government securities and cash items. However, most of our subsidiaries rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not defined or regulated as investment companies. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under Investment Company Act, while KKR Financial Holdings II, LLC, or "KFH II," our subsidiary that is taxed as a REIT for U.S. federal income tax purposes, generally relies on Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. We do not treat our interests in majority-owned subsidiaries that rely on Section 3(c)(5)(C) of, or Rule 3a-7 under, the Investment Company Act as investment securities when calculating our 40% test.

        We sometimes refer to our subsidiaries that rely on Rule 3a-7 under the Investment Company Act as "CLO subsidiaries." Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by mutual funds. Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary's relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the CLO subsidiary's relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

        We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the Investment Company Act, as our "REIT subsidiary." Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company's assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the U.S. government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiary's investment in non-agency mortgage-backed securities is the "functional equivalent" of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets will be classified as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

        As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our management agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company ("RIC") under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See "Partnership Tax Matters—Qualifying Income Exception".

        We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7 or Section 3(c)(5)(C), with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen operating strategy, which could have a material adverse effect on us.

        If the SEC or a court of competent jurisdiction were to find that we were required, but failed, to register as an investment company in violation of the Investment Company Act, we would have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court could appoint a receiver to take control of us and liquidate our business, any or all of which would have a material adverse effect on our business.

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

        The Management Agreement expires on December 31, 2010 and is automatically renewed for a one-year term on such date and each anniversary date thereafter. Our independent directors review our Manager's performance annually and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

        Our Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as our common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, our Manager permanently waived approximately $8.8 million, $8.8 million and $2.7 million of base management fees during the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, we incurred $14.9 million in base management fees. As of December 31, 2009, the Company had $1.3 million base management fee payable to the Manager.

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

        For the year ended December 31, 2009, $4.5 million of incentive fees were earned and paid to the Manager.

The Collateral Management Agreements

        An affiliate of our Manager has entered into separate management agreements with KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A") and KKR Financial CLO 2009-1, Ltd. ("CLO 2009-1") and is entitled to receive fees for the services performed as the collateral manager under the management agreements. Previously, the collateral manager had waived the fees it earned for providing management services for the CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata Funding LLC ("Wayzata") (restructured and replaced with CLO 2009-1 on March 31, 2009). However, as a result of the cancellation of mezzanine notes and junior notes issued by CLO 2005-1, CLO 2005-2 and CLO 2006-1 totaling $298.4 million on July 10, 2009, the collateral manager reinstated waiving management fees for CLO 2005-2 and CLO 2006-1. For the year ended December 31, 2009, the collateral manager waived an aggregate of $5.2 million for CLO 2005-2 and CLO 2006-1. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. We recorded an expense for CLO management fees of $21.5 million for the year ended December 31, 2009.

        In addition, beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by our Manager. For the year ended December 31, 2009, our Manager permanently waived reimbursement of $9.8 million in allocable general and administrative expenses.

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

Staffing

        We do not have any employees. We are managed by KKR Financial Advisors LLC pursuant to the Management Agreement between our Manager and us. Our Manager is 100% owned by Kohlberg Kravis Roberts & Co. (Fixed Income) LLC and all of our executive officers are members or employees of KKR.

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

        During 2009, we owned an equity interest in a REIT subsidiary, KFH II. KFH II has elected to be taxed as a REIT under the Code. KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements. Even though our REIT subsidiary qualified for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        KKR TRS Holdings, Ltd. ("TRS Ltd."), KKR Financial Holdings, Ltd. ("KFH Ltd."), KFN PEI VII, LLC ("PEI VII"), KFH PE Holdings I LLC ("PE I"), KFH PE Holdings II LLC ("PE II") and KKR Financial Holdings Inc. ("KFH Inc.") are our wholly-owned subsidiaries and are taxable as corporations for United States federal income tax purposes and thus are not consolidated with us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in PEI VII, PE I, PE II and KFH, Inc., domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. Those subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd. and KFH Ltd. are our foreign subsidiaries and are taxed as corporations for United States federal income tax purposes. These entities were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, we will generally be required to include their current taxable income in our calculation of taxable income allocable to shareholders.

REIT Matters

        As of December 31, 2009, we believe that KFH II qualified as a REIT under the Code. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT's total assets must be "real estate assets" as defined in the Code. The Code also requires that each year at least 75% of a REIT's gross income come from real estate sources and at least 95% of a REIT's gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2009, we believe KFH II was in compliance with all requirements necessary to be taxed as a REIT. However, the sections of the Code and the corresponding United States Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and KFH II's qualification and taxation as a REIT depends upon its ability to meet various qualification tests imposed under the Code (such as those described above), including through its actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that KFH II will be deemed to have been organized and to have operated, or to continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.

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

Distribution Policy

        The amount and timing of our distributions to the holders of our common shares are determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions to pay dividends or make certain other restricted payments in accordance with our credit facility agreement and our liquidity needs.

Item 1A.    RISK FACTORS

        Our shareholders should carefully consider the risks described below. The risks described below are not the only risks we face. We have only described the risks we consider to be material. However, we may face additional risks that are viewed by us as not material or are not presently known to us.

        This Annual Report on Form 10-K contains a summary of some of the terms of our operating agreement and the Management Agreement. Those summaries are not complete and are subject to, and qualified in their entirety by reference to, all of the provisions of our operating agreement and the Management Agreement, copies of which have been included as exhibits to the quarterly report on Form 10-Q that we filed with the SEC on August 6, 2009 and are available on the SEC website at www.sec.gov.

Risks Related to Our Operations, Business Strategy and Investments

Our business and the businesses in which we invest have been and may continue to be adversely affected by conditions in the global financial markets and economic conditions generally.

        Our business and the businesses of the companies in which we invest have been materially affected by conditions in the global financial markets and economic conditions generally. Since the third quarter of 2007, and particularly during the second half of 2008, the credit and securities markets were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, leveraged bank loans and nearly all asset classes, including equities. The decline in asset values caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline in asset values.

        Banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of reduced asset values on the value of collateral. The markets for securitized debt offerings backed by mortgages, loans, credit card receivables and other assets have for the most part been closed and the market for certain securitized debt offerings may take years to return or never return.

        Although we are currently observing limited signs of recovery in market value for some assets, the overall business environment has been adverse for our business and for many of the companies in which we invest since the third quarter of 2007 and there can be no assurance that these conditions will improve in the near term or at all. If the overall business environment worsens or if adverse business conditions continue, our results of operations may be adversely affected.

The current dislocations in the corporate credit sector and the current weakness in the broader financial market could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio.

        The continuing dislocations in the corporate credit sector and the current weakness in the broader financial market could adversely affect one or more of the counterparties providing funding for our investments and could cause those counterparties to be unwilling or unable to provide us with additional financing which may adversely affect our liquidity and financial condition. In addition, as a result of concern about the stability of the markets generally and the strength of counterparties specifically, many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. This risk is exacerbated by the fact that a substantial portion of our financing is provided by a relatively small number of counterparties. If one or more major market participants were to fail or withdraw from the market, it could negatively impact the marketability of all fixed income securities and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if one or more of our counterparties were unwilling or unable to provide us with ongoing financing, we could be forced to sell our investments at a time when prices are depressed.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations. We rely on external sources to finance a significant portion of our operations. If we are unable to raise funding from these external sources, we may be forced to liquidate certain of our assets and our results of operations may be adversely affected.

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

Periods of adverse market volatility may require us to post additional collateral, which could adversely affect our financial condition and liquidity.

        During periods of increased adverse market volatility, such as the periods we observed during the global credit crisis, we are exposed to the risk that we may have to post additional margin collateral, which may have a material adverse impact on our available liquidity. Certain of our financing facilities allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing, on minimal notice. A significant increase in margin calls as a result of spread widening could harm our liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets or raise capital at a disadvantageous time, which could cause us to incur further losses or adversely affect our results of operations, financial condition, may impair our ability to pay distributions to our shareholders and may have a negative impact on the market price of our shares and any other securities we may issue. As a result, our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility.

We leverage our portfolio investments, which may adversely affect our return on our investments and may reduce cash available for distribution.

        We leverage our portfolio investments through borrowings, generally through the use of bank credit facilities, total rate of return swaps, securitizations, including the issuance of CLOs, and other borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the portfolio investments' cash flow. At the current time, the only contractual limitation on our ability to leverage our portfolio is a covenant contained in our senior secured credit facility that our leverage ratio cannot exceed 1.0 to 1.0, computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP. Our return on our investments and cash available for distribution to holders of our shares may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Our debt service payments reduce cash flow available for distributions to holders of our shares.

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

        Part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, including, without limitation, the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These payments are contingent liabilities and therefore may not appear on our balance sheet. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.

Hedging against interest rate exposure may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares.

        We enter into interest rate swap agreements and may enter into other interest rate hedging instruments as part of our interest rate risk management strategy. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

The terms of our indebtedness may restrict our ability to make future distributions, make cash payments in respect of any conversion or repurchases of the notes and impose limitations on our current and future operations.

        The agreement with our lenders to amend the terms of our senior secured credit facility ("Credit Agreement") and certain of our other financing facilities contain, and any future indebtedness may also contain, a number of restrictive covenants that impose operating and other restrictions on us, including restrictions on our ability to make distributions to holders of our shares. The Credit Agreement includes covenants restricting our ability to:

  •
  incur or guarantee additional debt, other than debt incurred in the course of our business consistent with current operations;

  •
  create or incur liens, other than liens relating to secured debt permitted to be incurred and other limited exceptions;

  •
  engage in mergers and sales of substantially all of our assets;

  •
  make loans, acquisitions or investments, other than investments made in the course of our business consistent with current operations;

  •
  materially alter our current investment and valuation policies;

  •
  pay a yearly distribution to our shareholders in an amount greater than 50% of our taxable income for the year;

  •
  settle the conversion of the notes in cash in excess of $50 million, in the aggregate;

  •
  repurchase certain of our outstanding trust preferred securities and any securities convertible into our commons shares for cash in excess of $50 million, in the aggregate (other than the repurchase contemplated by the use of proceeds from the offering of our 7.5% Convertible Senior Notes due January 15, 2017 ("7.5% Notes") for which we have obtained a consent); and

  •
  engage in transactions with affiliates.

        In addition, the Credit Agreement also includes financial covenants, including requirements that we:

  •
  maintain adjusted consolidated tangible net worth (as defined in the Credit Agreement) of at least $700 million; and

  •
  not exceed a leverage ratio (as defined in the Credit Agreement) of 1.00 to 1.00 computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP.

        In addition, the operating and financial restrictions in our credit facility, other financing facilities and any future financing facilities may adversely affect our ability to engage in our current and future operations or pay distributions to holders of our shares.

        As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with the covenants and restrictions contained in the agreements governing our indebtedness may be affected by economic, financial and industry conditions beyond our control. A breach of any of these covenants or any of the other restrictive covenants could result in a default under the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, the lenders may not be required to lend any additional amounts to us and could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable, which could also result in an event of default under our other agreements relating to our borrowings. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including higher interest rates and more restrictive covenants. The instruments governing the terms of any future refinancing of any borrowings are likely to contain similar or more restrictive covenants.

We currently have significant indebtedness, some of which mature in the near term. We may not be able to generate sufficient cash to service or make required repayments of our indebtedness and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        As of December 31, 2009, we had approximately $734.3 million of total recourse debt outstanding. Certain of this indebtedness matures in the near term, including: (i) $175.0 million under our Credit Agreement, which is due November 10, 2011, with $12.5 million quarterly reductions in facility size due on March 31, 2010 and June 30, 2010, and (ii) $275.8 million principal amount of our 7.0% Convertible Senior Notes due 2012 ("7.0% Notes").

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

A breach of any of the covenants in our debt agreements could result in a default under our Credit Agreement, the 7.0% Notes and the 7.5% Notes. If a default occurs under our Credit Agreement, and we are not able to obtain a waiver from the lenders holding a majority of the commitments under our Credit Agreement, the administrative agent of the Credit Agreement may, and at the request of lenders holding a majority of the commitments shall, declare all of our outstanding obligations under the Credit Agreement, together with accrued interest and other fees, to be immediately due and payable, and may terminate the lenders' commitments thereunder, cease making further loans and, if we cannot repay our outstanding obligation, institute foreclosure proceedings against our assets. If a default occurs under the 7.0% Notes, and we are not able to obtain a waiver from the holders of a majority of the 7.0% Notes, either the trustee of the 7.0% Notes or holders of 25% in aggregate principal amount of the 7.0% Notes then outstanding may declare the principal of, and interest accrued and unpaid on, all of the 7.0% Notes to be immediately due and payable. If a default occurs under the 7.5% Notes, and we are not able to obtain a waiver from the holders of a majority of the 7.5% Notes, either the trustee of the 7.5% Notes or holders of 25% in aggregate principal amount of the 7.5% Notes then outstanding may declare the principal of, and interest accrued and unpaid on, all of the 7.5% Notes to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our common shares to decline significantly. We could also be forced into bankruptcy or liquidation.

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

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we will likely face increased pressure to dispose of assets, seek additional capital or restructure or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the Credit Agreement. For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In the absence of improved operating results and access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Credit Agreement restricts our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds realized. Additionally, these proceeds may not be adequate to meet our debt service obligations then due.

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

        As of December 31, 2009, approximately $303.9 million of our recourse borrowings, primarily borrowings under the Credit Agreement and certain of the junior subordinated notes issued in connection with our trust preferred securities, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may use interest rate derivatives to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

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

        We make investment decisions based upon projected leveraged risk-adjusted returns. When making such projections we make assumptions regarding the long-term cost of financing such investments, particularly the credit spreads associated with our long-term financings. We define credit spread as the risk premium for taking credit risk which is the difference between the risk free rate and the interest rate paid on the applicable investment or loan, as the case may be. If credit spreads on our long-term financings increase and the credit spreads on our investments are not increased accordingly, we will likely not achieve our targeted leveraged risk-adjusted returns and we will likely experience a material adverse reduction in the value of our investments.

The terms of our settlement agreement with certain holders of securities issued by one of our CLOs restricts our ability to restructure certain CLO debt obligations in the future, which may reduce our financial flexibility in the event of future adverse market or credit conditions. In addition, certain noteholders of one of our other CLOs recently notified us of a similar dispute and we may become a party to similar disputes with other noteholders of our CLOs in the future.

        On July 10, 2009, we surrendered for cancellation, without consideration, approximately $298.4 million in aggregate of mezzanine and junior notes issued to us by CLO 2005-1, CLO 2005-2 and CLO 2006-1. The surrendered notes were cancelled by the trustee under the applicable indentures, and the obligations due under such surrendered notes were deemed extinguished.

        As a result, the overcollaterization tests for these CLOs were brought into compliance, enabling the mezzanine and subordinated note holders, including us, to resume receiving cash flows from these CLOs during the period the overcollaterization tests remain in compliance. We believe, in consultation with our outside advisers, that none of the actions taken in connection with these note cancellation transactions were in violation of either the respective indentures governing each CLO transaction or applicable law. Nevertheless, holders constituting a majority of the controlling class of senior notes of CLO 2005-2 (the "2005-2 Noteholders") challenged the July 2009 surrender for cancellation and notified the related trustee of purported defaults under the indenture related to the surrender and cancellation of the notes issued to us by CLO 2005-2. We subsequently reached an agreement with the 2005-2 Noteholders pursuant to which the 2005-2 Noteholders agreed, subject to the terms and conditions of the agreement, not to challenge the July 2009 surrender for cancellation, without consideration, of $64 million of mezzanine notes issued to us by CLO 2005-2. In exchange, we agreed to certain arrangements, including, among other things, to refrain from undertaking a comparable surrender for cancellation of any other mezzanine notes or junior notes issued to us by CLO 2005-2. In addition, we agreed with the 2005-2 Noteholders that, for so long as no legal action or similar challenge is brought to our July 2009 surrender of notes in any of our CLOs, we will not undertake a similar surrender for cancellation without consideration of any mezzanine notes or junior notes issued to us by CLO 2005-1, CLO 2006-1, CLO 2007-1 and CLO 2007-A.

        Because the terms of the agreement with the 2005-2 Noteholders restrict our ability to effect certain restructuring activities in the future with respect to our CLOs such as the July 2009 surrender for cancellation, our ability to effect similar note surrender transactions to mitigate future adverse market or credit conditions or to enhance liquidity will be negatively impacted.

        In addition, certain holders of the senior notes of CLO 2006-1 (the "2006-1 Noteholders") recently challenged the July 2009 surrender for cancellation and notified the related trustee of purported defaults under the indenture related to the surrender of the notes issued to us by CLO 2006-1. It is also possible that holders of notes issued by CLO 2005-1 may challenge our surrender for cancellation of notes issued to us by CLO 2005-1.

        No assurance can be given that we will be able to reach resolutions with the 2006-1 Noteholders, or, if such a challenge is made, with any CLO 2005-1 noteholders, similar to those reached with the 2005-2 Noteholders. Despite our determination that our actions in connection with the note cancellation transactions were permitted and our agreement with the 2005-2 Noteholders, if we are unable to reach an amicable resolution with the 2006-1 Noteholders, or, if such a challenge is made, with any 2005-1 noteholders, then in connection with any ensuing litigation, we could incur significant legal fees or face material interruption of cash flows from the affected CLOs or other material damages or restrictions while such dispute is being contested or if such transactions were to be found a violation of the applicable indenture.

The ongoing crisis in the global credit markets has the potential to adversely affect our CLO investments.

        The global economy has been adversely affected by a crisis in the credit markets and a general economic downturn. Among the sectors particularly challenged by the current crisis in the global credit markets are the CLO and leveraged finance markets. In the current environment, liquidity in the credit markets has been drastically reduced, resulting in an increase in credit spreads and a decline in ratings, performance and market values for leveraged loans. We have significant exposure to these markets through our investments in CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A (collectively, "our CLOs"), each of which is a Cayman Islands incorporated special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our CLO investments are in deeply subordinated securities issued by the CLO issuers, representing highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to other investors in these CLO structures that rank more senior to us in right of payment. As a result of our subordinated position in these CLO structures, during the current continuing economic downturn, we and our investors are at greater risk of suffering losses on our CLO investments.

        The CLO issuers in which we invest have experienced an increase in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral. The CLO issuers' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, discounted assets and assets rated "CCC" or lower in excess of applicable limits in the CLO issuers' investment criteria are not given full par credit for purposes of calculation of the CLO issuers' overcollateralization tests. As a result, certain of these CLO issuers are failing or in the future other CLO issuers may fail one or more of their overcollateralization tests, which causes diversion of cash flows away from us as holders of the more junior CLO securities in favor of investors more senior than us in right of repayment, until the relevant overcollateralization tests are satisfied. This diversion of cash flows has had and could continue to have a material adverse impact on our business and our ability to make distributions to shareholders. In addition, it is possible that our CLO issuers' collateral will be depleted before we realize a return on our CLO investments.

        Specifically, during the year ended December 31, 2009, certain of our CLOs were out of compliance with certain compliance tests (specifically, over-collaterization tests) outlined in their respective indentures and as a result, cash flows we would expect to receive from our CLO holdings were paid to the senior note holders of the CLOs that were out of compliance.

        Based on current market conditions, most notably the credit ratings of certain investments held in our CLOs and their related market values, we expect that certain of our CLOs will be out of compliance with their respective overcollaterization tests during the first quarter of 2010 and may continue to be out of compliance thereafter. As a result, we expect that the cash flows that we would generally expect to receive will be used during such period to reduce the principal balances of the senior notes issued by certain of our CLOs.

        The ability of the CLO issuers to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures was to experience a significant decrease in cash flow due to an increased default level, the issuer may be unable to pay interest to the holders of the senior notes, which would allow such holders to declare an event of default under the indenture governing the transaction and accelerate all principal and interest outstanding on the senior notes. In addition, our CLO structures also contain certain events of default tied to the value of the CLO collateral, which events of default could also cause an acceleration of the senior notes. If the value of the CLO collateral within a CLO were to be less than the amount of senior notes issued and outstanding, the senior note holders would have the ability to declare an event of default.

        There can be no assurance that market conditions giving rise to these types of consequences will not occur, subsist or become more acute in the future. Because our CLO structures involve complex collateral and other arrangements, the documentation for such structures is complex, is subject to differing interpretations and involves legal risk.

Our investment portfolio is and may continue to be concentrated in a limited number of companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations to us or if there is a downturn in a particular industry.

        Our investment portfolio is and may continue to be concentrated in a limited number of companies and industries. For example, as of December 31, 2009, the 20 largest issuers which we have invested in represented approximately 52% of our total investment portfolio on an estimated fair value basis. As a result, our results of operations, financial condition and ability to pay distributions to our shareholders may be adversely affected if a small number of borrowers default in their obligations to us or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact our results of operations and our ability to pay distributions.

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

Our assets include leveraged loans, high yield securities and common and preferred equity securities, each of which has greater risks of loss than secured senior loans and, if those losses are realized, it could adversely affect our results of operations, our ability to service our indebtedness and our cash available for distribution to holders of our shares.

        Our assets include leveraged loans, high yield securities and marketable and non-marketable common and preferred equity securities, each of which involves a higher degree of risk than senior secured loans. First, the leveraged loans and high yield securities may not be secured by mortgages or liens on assets. Even if secured, these leveraged loans and high yield securities may have higher loan-to-value ratios than senior secured loans. Furthermore, our right to payment and the security interest in any collateral may be subordinated to the payment rights and security interests of a senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balances through a foreclosure of collateral.

        Certain of these leveraged loans and high yield securities may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. In this case, a borrower's ability to repay its loan may be dependent upon a refinancing or a liquidity event that will enable the repayment of the loan.

        In addition to the above, numerous other factors may affect a company's ability to repay its loan, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a company's financial condition and prospects may be accompanied by deterioration in the collateral for the high yield securities and leveraged loans. Losses on our high yield securities and leveraged loans could adversely affect our results of operations, which could adversely affect our ability to service our indebtedness and cash available for distribution to holders of our shares.

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

        Residential mortgage backed securities evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans. Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers' abilities to repay their loans. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our rights under corporate leveraged loans we invest in may be more restricted than investments in other loans.

        We may hold interests in corporate leveraged loans originated by banks and other financial institutions. We may acquire interests in corporate leveraged loans either directly by a direct purchase or an assignment, or indirectly through a participation. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser's rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the credit agreement, nor any rights of offset against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.

The high yield bonds that we invest in have greater credit and liquidity risk than more highly rated bonds.

        We invest in high yield bonds that are rated below investment-grade by one or more nationally recognized statistical rating organizations or are unrated but of comparably low credit quality, and have greater credit and liquidity risk than more highly rated bonds. High yield bonds may be unsecured, and may be subordinate to other obligations of the obligor. The lower rating, or lack of a rating, on high yield bonds reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield bonds are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield bonds are often less liquid than higher rated bonds.

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

        Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test"). Excluded from the term "investment securities" are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a "fund"). The Investment Company Act defines a "majority-owned subsidiary" of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority owned subsidiary of that person.

        We are organized as a holding company. We conduct our operations primarily through our majority owned subsidiaries. Each of our subsidiaries is excepted from the definition of an investment company under the Investment Company Act. We believe that we are not, and that we do not propose to be, primarily engaged in the business of investing, reinvesting or trading in securities and we do not believe that we have held ourselves out as such. We intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue CLOs, as majority-owned for purposes of the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of U.S. government securities and cash items. However, most of our subsidiaries rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not defined or regulated as investment companies. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under Investment Company Act, while KKR Financial Holdings II, LLC, or "KFH II," our subsidiary that is taxed as a REIT for U.S. federal income tax purposes, generally relies on Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. We do not treat our interests in majority-owned subsidiaries that rely on Section 3(c)(5)(C) of, or Rule 3a-7 under, the Investment Company Act as investment securities when calculating our 40% test.

        We sometimes refer to our subsidiaries that rely on Rule 3a-7 under the Investment Company Act as "CLO subsidiaries." Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by mutual funds. Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary's relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the CLO subsidiary's relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

        We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the Investment Company Act, as our "REIT subsidiary." Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company's assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the U.S. government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiary's investment in non-agency mortgage-backed securities is the "functional equivalent" of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets will be classified as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

        As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our management agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company ("RIC") under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See "Partnership Tax Matters—Qualifying Income Exception".

        We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7 or Section 3(c)(5)(C), with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our

Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen operating strategy, which could have a material adverse effect on us.

        If the SEC or a court of competent jurisdiction were to find that we were required, but failed, to register as an investment company in violation of the Investment Company Act, we would have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court could appoint a receiver to take control of us and liquidate our business, any or all of which would have a material adverse effect on our business.

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

        Our operating agreement contains a number of provisions that could make it more difficult for a third party to acquire, or may discourage a third party from acquiring, control of us. These provisions include, among others:

  •
  restrictions on our ability to enter into certain transactions with major holders of our shares or their affiliates or associates modeled on certain limitations contained in Section 203 of the General Corporation Law of the State of Delaware;

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

  •
  a prohibition on any person beneficially or constructively owning shares in excess of 9.8% in value or number of our outstanding shares, excluding shares not treated as outstanding for U.S. federal income tax purposes, whichever is more restrictive;

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

        In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financings that are secured by all or some of our assets, or issuing debt or equity securities, which could include issuances of secured liquidity notes, medium-term notes, senior notes, subordinated notes or preferred and common shares. In the event of our dissolution, liabilities of our creditors, including our lenders and holders of our debt securities, would be satisfied from our available assets in priority to distributions to holders of our common or preferred shares. Any preferred shares may have a preference over our common shares with respect to distributions made at the discretion of our board of directors, which could further limit our ability to make distributions to holders of our common shares. Because our decision to incur debt and issue shares in any future offerings will depend on the terms of our operating agreements, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or our future debt and equity financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future, including, but not limited to, issuing common shares at a discount to market value. Accordingly, holders of our shares and of any securities we may issue whose value is linked to the value of our shares will bear the risk of our future offerings reducing the value of their shares or any such other securities and diluting their interest in us. In addition, we can change our leverage strategy and investment policies from time to time without approval of holders of any of our shares, which could adversely affect the market price of our shares.

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

        Our board of directors has full authority and sole discretion to determine whether or not a distribution will be declared and paid, and the amount and timing of any distribution that may be paid, to holders of our shares and (unless otherwise provided by our board of directors if and when it establishes the terms of any new class or series of our shares) any other class or series of shares we may issue in the future. Our board of directors may, in its sole discretion, determine to reduce or eliminate distributions on our common shares and (unless otherwise so provided by our board of directors) any other class or series of shares we may issue in the future, which may have a material adverse effect on the market price of our shares, any such other shares and any other securities we may issue. In addition, in computing United States federal income tax liability for a taxable year, each holder of our shares will be required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with such holder's taxable year, regardless of whether such holder has received any distributions. As a result, it is possible that a holder's United States federal income tax liability with respect to its allocable share of these items in a particular taxable year could exceed the cash distributions received by such holder.

        In addition, as discussed above under "Risks Related to our Organization and Structure—The terms of our indebtedness may restrict our ability to make future distributions and impose limitations on our current and future operations," our credit facility includes covenants that restricts our ability to make distributions on, and to redeem or repurchase, our shares, including a prohibition on distributions on, and redemptions and repurchases of, our shares if an event of default, or certain events that with notice or passage of time or both would constitute an event of default, under the credit facility occur and a requirement that we maintain a specified minimum level of consolidated tangible net worth. In addition, our credit facility contains a covenant which limits our ability to make distributions to our shareholders in an amount in excess of 50% of our annual taxable income.

Our failure to pay quarterly distributions to holders of our common shares could cause the market price of our common shares to decline significantly.

        On November 29, 2009, our board of directors declared a cash distribution of $0.05 per common share that was paid on December 21, 2009 to common shareholders of record as of December 7, 2009. On February 4, 2010, our board of directors declared a cash distribution of $0.07 per common share. The distribution is payable on March 4, 2010 to common shareholders of record as of the close of business on February 18, 2010.

        Our ability to pay quarterly distributions will be subject to, among other things, general business conditions, our financial results, the impact of paying distributions on our credit ratings, and legal and contractual restrictions on the payment of distributions, including restrictions imposed by our Credit Agreement. Any reduction or discontinuation of quarterly distributions could cause the market price of our common shares to decline significantly. Our payment of distributions to holders of our common shares may in certain future quarters also result in upward adjustments to the conversion rate of the 7.5% Notes and the 7.0% Notes. Moreover, in the event our payment of quarterly distributions is reduced or discontinued, our failure or inability to resume paying distributions could result in a persistently low market valuation of our common shares.

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

        Subject to complying with our Investment Policies and the charter of the Affiliated Transactions Committee of our board of directors, a core element of our business strategy is that our Manager will at times cause us to invest in corporate leveraged loans, high yield securities and equity securities of companies affiliated with KKR, provided that such investments meet our requirements.

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

        If a KKR-affiliated company were to file for bankruptcy or similar action, we face the risk that a court may subordinate our debt investment in such company to the claims of more junior debt holders or may recharacterize our investment as an equity investment. Any such action by a court would have a material adverse impact on the value of these investments.

The incentive fee provided for under the Management Agreement may induce our Manager to make certain investments, including speculative investments.

        The management compensation structure to which we have agreed with our Manager may cause our Manager to invest in high risk investments or take other risks. In addition to its base management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of specified levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, the Compensation Committee of our board of directors may make grants of options and restricted shares to our Manager in the future and the factors considered by the Compensation Committee in making these grants may include performance related factors which may also induce our Manager to make investments that are riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

There are various potential conflicts of interest in our relationship with our Manager and its affiliates, including KKR, which could result in decisions that are not in the best interests of holders of our shares.

        We are subject to potential conflicts of interest arising out of our relationship with our Manager and its affiliates. As of December 31, 2009, our Manager and its affiliates collectively owned approximately 8.5% of our outstanding common shares on a fully diluted basis. In addition, as of December 31, 2009 our chairman, Paul M. Hazen, who serves as a member of our Manager's investment committee beneficially owned approximately 0.8% of our outstanding common shares on a fully diluted basis, and two of our directors, Scott C. Nuttall, who is an executive at KKR and until February 2009 served as a member of our Manager's investment committee and William C. Sonneborn, who is an executive at KKR and serves as a member of our Manager's investment committee, beneficially owned approximately 0.8% and 0.7% of our outstanding common shares on a fully diluted basis, respectively. For purposes of computing the percentage of shares of our outstanding common shares beneficially owned as of December 31, 2009 by any person or persons on a fully diluted basis, we define beneficial ownership to include securities actually owned by a person or persons and securities over which that person or persons have or share voting or dispositive control, and we have based that calculation on our common shares and options to purchase our common shares outstanding as of December 31, 2009 and have assumed the exercise of all options to purchase our common shares beneficially owned by such person or persons, as the case may be. Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. The management agreement provides that our Manager, its members, managers, officers and employees will not be liable to us, any subsidiary of ours, our directors, holders of our shares or any subsidiary's shareholders for acts or omissions pursuant to or in accordance with the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. Pursuant to the management agreement, we have agreed to indemnify our Manager and its members, managers, officers and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

        As noted above, our Manager will at times cause us to invest in loans and securities of companies affiliated with KKR, provided that such investments meet our requirements, and the terms of which such investments are made may not be as favorable as if they were negotiated with unaffiliated third parties. In addition, from time to time, the Manager may cause us to buy loans or securities from, or to sell loans or securities to, other clients of KKR or its affiliates. The Manager has implemented policies and procedures to mitigate conflicts of interest in such transactions.

        The parent company of the Manager recently furnished information to the SEC, in response to an examination letter sent to a number of investment advisers in the structured credit product sector, regarding its trading procedures and valuation practices in the collateral pools of CLOs for which it acts as collateral manager.

Affiliates of our Manager and KKR compete with us and there may be conflicts arising from allocation of investment opportunities.

        Our management agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities. While the management agreement generally restricts our Manager and its affiliates from raising, sponsoring or advising any new investment fund, company or other entity, including a REIT, that invests primarily in domestic mortgage-backed securities, this restriction is of significantly less relevance since the May 4, 2007 restructuring pursuant to which we succeeded KKR Financial Corp., as we have not elected to be taxed as a REIT for United States federal income tax purposes and therefore will not be limited to investing in assets that would be qualifying assets for a REIT under the Code. In addition, the management agreement provides that, for purposes of the foregoing limitation, any portfolio company of any private equity fund controlled by KKR shall not be deemed to be an affiliate of our Manager. As a result, our Manager and its affiliates, including KKR, currently are engaged in and may in the future engage in management or investment opportunities that have overlapping objectives with us. In particular, affiliates of our Manager currently manage a separate investment fund and separately managed accounts that invest in the same non-mortgage-backed securities investments that we invest in, including other fixed income investments. With respect to these entities and any other competing entities established in the future, our Manager and its affiliates will face conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our Manager in accordance with our Manager's allocation policies and procedures. However, there is no guarantee that this allocation would be made in the best interests of holders of our shares or any other securities we may issue.

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

Tax Risks

Holders of our common shares will be subject to United States federal income tax and generally other taxes, such as state, local and foreign income tax, on their share of our taxable income, regardless of whether or when they receive any cash distributions from us, and may recognize income in excess of our cash distributions.

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our items of income, gain, deduction, and credit, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in certain foreign corporate subsidiaries,

CLO issuers, including those treated as partnerships or disregarded as a separate entity from us for United States federal income tax purposes, and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Those investments typically produce ordinary income on a current basis, but any losses we would recognize from those investments would typically be treated as capital losses. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. Consequently, in some taxable years, holders of our common shares may recognize taxable income in excess of our cash distributions, and holders may be allocated capital losses either in the same or future years that cannot be used to offset such taxable income. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our common shares would still have a tax liability attributable to their allocation of our taxable income.

If we fail to satisfy the "qualifying income exception," all of our income will be subject to an entity-level tax, which could result in a material reduction in cash flow and after-tax return for holders of our common shares and thus could result in a substantial reduction in the value of our common shares and any other securities we may issue.

        We intend to continue to operate so as to qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for United States federal income tax purposes. In general, if a partnership is "publicly traded" (as defined in the Code), it will be treated as a corporation for United States federal income tax purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for United States federal income tax purposes, so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the "conduct of a financial or insurance business" nor based, directly or indirectly, upon "income or profits" of any person), income and gains derived from certain activities related to minerals and natural resources, and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

        If we fail to satisfy the "qualifying income exception" described above, items of income, gain, loss, deduction and credit would not pass through to holders of our common shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our common shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our common shares and thus could result in a substantial reduction in the value of our common shares and any other securities we may issue.

        Because we are not taxed as a REIT, we are not subject to the same distribution requirements to which our predecessor, KKR Financial Corp., was subject and therefore we may distribute a lower percentage of our taxable income to the holders of our shares.

        As a REIT, KKR Financial Corp. was required to distribute at least 90% of its taxable income (subject to certain adjustments) to its shareholders each year in order to maintain its status as a REIT. Because we are not taxed as a REIT, we are not subject to the 90% distribution requirement and our board of directors may therefore determine to distribute a smaller amount of any taxable income we generate to holders of our shares than we would be required to distribute if we were taxed as a REIT.

Complying with certain tax-related requirements may cause us to forego otherwise attractive business or investment opportunities.

        To be treated as a partnership for United States federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must satisfy the qualifying income exception, which requires that at least 90% of our gross income each taxable year consist of interest, dividends, capital gains and other types of "qualifying income." Interest income will not be qualifying income for the qualifying income exception if it is derived from "the conduct of a financial or insurance business." This requirement limits our ability to originate loans or acquire loans originated by our Manager and its affiliates. In order to comply with this requirement, we (or our subsidiaries) may be required to invest through foreign or domestic corporations or forego attractive business or investment opportunities. Thus, compliance with this requirement may adversely affect our return on our investments and results of operations.

Holders of our common shares may recognize gain for United States federal income tax purposes when we sell assets that cause us to recognize a loss for financial reporting purposes.

        We have elected under Section 754 of the Code to adjust the tax basis in all or a portion of our assets upon certain events, including the sale of our common shares. Because our holders are treated as having differing tax bases in our assets, a sale of an asset by us may cause holders to recognize different amounts of gain or loss or may cause some holders to recognize a gain and others to recognize a loss. Depending on when our holders purchased our common shares and the fair market value of our assets at that time, our holders may recognize gain for United States federal income tax purposes from the sale of certain of our assets even though the sale would cause us to recognize a loss for financial accounting purposes.

The ability of holders of our common shares to deduct certain expenses incurred by us may be limited.

        In general, expenses incurred by us that are considered "miscellaneous itemized deductions" may be deducted by a holder of our common shares that is an individual, estate or trust only to the extent that such holder's allocable share of those expenses, along with the holder's other miscellaneous itemized deductions, exceed, in the aggregate, 2% of such holder's adjusted gross income. In addition, these expenses are also not deductible in determining the alternative minimum tax liability of a holder. There are also limitations on the deductibility of itemized deductions by individuals whose adjusted gross income exceeds a specified amount, adjusted annually for inflation. We anticipate that management fees that we pay to our Manager and certain other expenses incurred by us will constitute miscellaneous itemized deductions. A holder's inability to deduct all or a portion of such expenses could result in an amount of taxable income to such holder with respect to us that exceeds the amount of cash actually distributed to such holder for the year.

Holders of our common shares may recognize a greater taxable gain (or a smaller tax loss) on a disposition of our common shares than expected because of the treatment of debt under the partnership tax accounting rules.

        We will incur debt for a variety of reasons, including for acquisitions as well as other purposes. Under partnership tax accounting principles (which apply to us), our debt is generally allocable to holders of our common shares, who will realize the benefit of including their allocable share of the debt in the tax basis of their common shares. The tax basis in our common shares will be adjusted for, among other things, distributions of cash and allocations of our losses, if any. At the time a holder of our common shares later sells its common shares, the holder's amount realized on the sale will include not only the sales price of the common shares but also will include such holder's portion of debt allocable to those common shares (which is treated as proceeds from the sale of those common shares). Depending on the nature of our activities after having incurred the debt, and the utilization of the borrowed funds, a later sale of our common shares could result in a larger taxable gain (or a smaller tax loss) than anticipated.

We could incur a significant tax liability if the IRS successfully asserts that the "anti-stapling" rules apply to certain of our subsidiaries, which could result in a reduction in cash flow and after-tax return for holders of common shares and thus could result in a reduction of the value of those common shares.

        If we were subject to the "anti-stapling" rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning (i) more than 50% of the value of both a domestic corporate subsidiary and a foreign corporate subsidiary, or (ii) more than 50% of both a REIT and a domestic or foreign corporate subsidiary. If the "anti-stapling" rules applied, our foreign corporate subsidiaries would be treated as domestic corporations, which would cause those entities to be subject to United States federal corporate income taxation, and any REIT subsidiary would be treated as a single entity with our domestic and foreign corporate subsidiaries for purposes of the REIT qualification requirements, which could result in the REIT subsidiary failing to qualify as a REIT and being subject to United States federal corporate income taxation. Currently, we have one subsidiary taxed as a REIT (KFH II), two foreign corporate subsidiaries (TRS Holdings Ltd. and KFH Ltd.), and four domestic corporate subsidiaries (PEI VII, PE I, PE II, KFH, Inc.). Because we own, or are treated as owning, a substantial proportion of our assets directly for United States federal income tax purposes, we do not believe that the "anti-stapling" rules have applied or will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of common shares and thus could result in a reduction of the value of those shares.

Tax-exempt holders of our common shares will likely recognize significant amounts of "unrelated business taxable income."

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

There can be no assurance that we will not enter into additional lines of business that would generate income that is treated as effectively connected income or that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to non-United States holders of our common shares.

        While it is expected that our current method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a United States trade or business with respect to non-United States holders of our shares, there can be no assurance that we will not enter into additional lines of business that would generate income treated as effectively connected with the conduct of a United States trade or business or that the IRS will not assert successfully that some portion of our income is properly treated as effectively connected income with respect to such non-United States holders. To the extent our income is treated as effectively connected income, non-United States holders generally would be required to (i) file a United States federal income tax return for such year reporting their allocable portion, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Non-United States holders that are corporations also would be required to pay branch profits tax at a 30% rate (or lower rate provided by applicable treaty). We may be required to withhold from distributions made to our non-United States holders on amounts that are attributable to certain types of effectively connected income.

Although we anticipate that our foreign corporate subsidiaries will not be subject to United States federal income tax on a net basis, no assurance can be given that such subsidiaries will not be subject to United States federal income tax on a net basis in any given taxable year.

        We anticipate that our foreign corporate subsidiaries, including TRS Holdings Ltd. and KFH, Ltd., will generally continue to conduct their activities in such a way as not to be deemed to be engaged in a United States trade or business and not to be subject to United States federal income tax. There can be no assurance, however, that our foreign corporate subsidiaries will not pursue investments or engage in activities that may cause them to be engaged in a United States trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign corporate subsidiaries would not become subject to United States federal income tax. Further, there can be no assurance that unanticipated activities of our foreign subsidiaries would not cause such subsidiaries to become subject to United States federal income tax. If any of our foreign corporate subsidiaries became subject to United States federal income tax (including the United States branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares and any other securities we may issue. Our foreign corporate subsidiaries are generally not expected to be subject to United States federal income tax on a net basis, and such subsidiaries may receive income that is subject to withholding taxes imposed by the United States or other countries.

Certain of our investments may subject us to United States federal income tax and could have negative tax consequences for our shareholders.

        A portion of our distributions likely will constitute "excess inclusion income." Excess inclusion income is generated by residual interests in REMICs and taxable mortgage pool arrangements owned by REITs. We own through a disregarded entity a small number of REMIC residual interests. In addition, KFH II has entered into financing arrangements that are treated as taxable mortgage pools. We will be taxable at the highest corporate income tax rate on any excess inclusion income from a REMIC residual interest that is allocable to the percentage of our shares held in record name by disqualified organizations. Although the law is not clear, we may also be subject to that tax if the excess inclusion income arises from a taxable mortgage pool arrangement owned by a REIT in which we invest. Disqualified organizations are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business taxable income (including certain state pension plans and charitable remainder trusts). They are permitted to own our shares. Because this tax would be imposed on us, all of the holders of our shares, including holders that are not disqualified organizations, would bear a portion of the tax cost associated with our ownership of REMIC residual interests and with the classification of any of our REIT subsidiaries or a portion of the assets of any of our REIT subsidiaries as a taxable mortgage pool. A regulated investment company or other pass-through entity owning our shares may also be subject to tax at the highest corporate rate on any excess inclusion income allocated to their record name owners that are disqualified organizations. Nominees who hold our common shares on behalf of disqualified organizations also potentially may be subject to this tax.

        Excess inclusion income cannot be offset by losses of our shareholders. If the shareholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as UBTI under Section 512 of the Code. If the shareholder is a foreign person, it would be subject to United

States federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

Dividends paid by, and certain income inclusions derived with respect to our ownership of, KFH II and foreign corporate subsidiaries will not qualify for the reduced tax rates generally applicable to corporate dividends paid to taxpayers taxed at individual rates.

        Tax legislation enacted in 2003 and 2006 reduced the maximum United States federal income tax rate on certain corporate dividends payable to taxpayers taxed at individual rates to 15% through 2010. Dividends payable by, or certain income inclusions derived with respect to the ownership of, passive foreign investment companies ("PFICs"), certain controlled foreign corporations ("CFCs"), and REITs, however, are generally not eligible for the reduced rates. We have treated and intend to continue to treat our foreign corporate subsidiaries as the type of CFCs whose income inclusions are not eligible for lower tax rates on dividend income. Although this legislation does not generally change the taxation of our foreign corporate subsidiaries and REITs, the more favorable rates applicable to regular corporate dividends could cause investors taxed at individual rates to perceive investments in PFICs, CFCs or REITs, or in companies such as us, whose holdings include foreign corporations and REITs, to be relatively less attractive than holdings in the stocks of non-CFC, non-PFIC and non-REIT corporations that pay dividends, which could adversely affect the value of our shares and any other securities we may issue.

Ownership limitations in the operating agreement that apply so long as we own an interest in a REIT, such as KFH II, may restrict a change of control in which our holders might receive a premium for their shares.

        In order for KFH II to continue to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year and its shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. We intend for KFH II to be owned, directly or indirectly, by us and by holders of the preferred shares issued by KFH II. In order to preserve the REIT status of KFH II and any future REIT subsidiary, the operating agreement generally prohibits, subject to exceptions, any person from beneficially owning or constructively owning shares in excess of 9.8% in value or in number of our outstanding shares, excluding shares not treated as outstanding for United States federal income tax purposes, whichever is more restrictive. This restriction may be terminated by our board of directors if it determines that it is no longer in our best interests for KFH II to continue to qualify as a REIT under the Code or that compliance with those restrictions is no longer required to qualify as a REIT, and our board of directors may also, in its sole discretion, exempt a person from this restriction.

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

Holders of our common shares may be required to file tax returns or withholding of tax may be required in state, local and foreign jurisdictions in which we do business or own property.

        Holders of our common shares may be required to file tax returns in state, local and foreign jurisdictions in which we do business or own property. A holder may not be required to file a return and pay taxes in some jurisdictions because the holder's income from that jurisdiction falls below the filing and payment requirement. A holder may be subject to penalties for failure to file any tax returns that are required. In some jurisdictions, tax losses may not produce a tax benefit in the year incurred and may not be available to offset income in subsequent taxable years.

The IRS Schedules K-1 we will provide will be significantly more complicated than the IRS Forms 1099 provided by REITs and regular corporations, and holders of our common shares may be required to request an extension of the time to file their tax returns.

        Holders of our common shares are required to take into account their allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with their taxable year. We will use reasonable efforts to furnish holders of our common shares with tax information (including IRS Schedule K-1) as promptly as possible, which describes their allocable share of such items for our preceding taxable year. However, we may not be able to provide holders of our common shares with tax information on a timely basis. Because holders of our common shares will be required to report their allocable share of each item of our income, gain, loss, deduction, and credit on their tax returns, tax reporting for holders of our common shares will be significantly more complicated than for shareholders in a REIT or a regular corporation. In addition, delivery of this information to holders of our common shares will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from an investment in which we hold an interest. It is therefore possible that, in any taxable year, holders of our common shares will need to apply for extensions of time to file their tax returns.

Our structure involves complex provisions of United States federal income tax law for which no clear precedent or authority may be available, and which is subject to potential change, possibly on a retroactive basis. Any such change could result in adverse consequences to the holders of our common shares and any other securities we may issue.

        The United States federal income tax treatment of holders of our common shares depends in some instances on determinations of fact and interpretations of complex provisions of United States federal income tax law for which no clear precedent or authority may be available. The United States federal income tax rules are constantly under review by the IRS, resulting in revised interpretations of established concepts. The IRS pays close attention to the proper application of tax laws to partnerships and investments in foreign entities. The present United States federal income tax treatment of an investment in our common shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. We and holders of our common shares could be adversely affected by any such change in, or any new tax law, regulation or interpretation. Our operating agreement permits our board of directors to modify (subject to certain exceptions) the operating agreement from time to time, without the consent of the holders of our common shares. These modifications may address, among other things, certain changes in United States federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of our common shares and of other securities we may issue. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders of our common shares in a manner that reflects their distributive share of our items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or United States Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of our common shares and of any securities we may issue.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our shares.

        At any time, the federal income tax laws or regulations governing publicly traded partnerships or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted or promulgated or will become effective and any such law, regulation or interpretation may take effect retroactively. For example, proposed tax legislation has been introduced in Congress that is intended to prevent publicly traded partnerships from conducting investment management or advisory activities without the imposition of corporate income tax. One version of this proposed legislation would prevent a publicly traded partnership from qualifying as a partnership for United States federal income tax purposes if it conducts such activities either directly or indirectly through any entity in which it owns an interest, no matter how small or insignificant such activities are compared to the partnership's other activities. More recent versions of the legislation would mandate that any income from investment management or advisory activities be treated as non-qualifying income under the 90% qualifying income exception for publicly traded partnerships, which, in turn, would limit the amount of such income that a publicly traded partnership could derive other than through corporate subsidiaries. We do not currently engage in investment management or advisory activities either directly or indirectly through an entity in which we own an interest. However, if such legislation is enacted, depending on the form it takes, it could limit our ability to engage in investment management and advisory or other activities in the future. In addition, proposed tax legislation would impose United States withholding tax at a 30% rate on distributions and proceeds of sale in respect of our shares received by a non-United States holder if disclosure requirements related to United States ownership are not satisfied. It is unclear whether any of this legislation ultimately will be enacted, and if so, which version of the legislation might become law. We and our holders could be adversely affected by any change in, or any new, federal income tax law, regulation or administrative interpretation. Additionally, revisions in federal tax laws and interpretations thereof could cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our administrative and principal executive offices are located at 555 California Street, 50th Floor, San Francisco, California 94104 and are jointly leased by us and our Manager. We do not own any real estate or other physical properties materially important to our operations.

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

        On August 7, 2008, the members of our board of directors and certain of our current and former executive officers and we were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York, or the Charter Litigation. On March 13, 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of our board of directors and named as defendants only our former chief executive officer Saturnino S. Fanlo, our former chief operating officer David A. Netjes, our current chief financial officer Jeffrey B. Van Horn and us. The amended complaint alleges that our April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act, regarding the risks and potential losses associated with our real estate-related assets, our ability to finance our real estate-related assets and the adequacy of our loss reserves for our real estate-related assets. The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, Messrs. Fanlo, Netjes and Van Horn each have legal responsibility for the alleged Section 11 violation. On April 27, 2009, the defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act.

        On August 15, 2008, the members of our board of directors and our executive officers (collectively, the "Kostecka Individual Defendants") were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the "California Derivative Action"). We are named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of our April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated January 8, 2009, the Court approved the parties' stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or we file an answer to the Charter Litigation.

        On March 23, 2009, the members of our board of directors and certain of our executive officers (collectively, the "Haley Individual Defendants") were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New York (the "New York Derivative Action"). We are named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of our April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated June 18, 2009, the Court approved the parties' stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or we file an answer to the Charter Litigation.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are traded on the NYSE under the symbol "KFN."

        On February 18, 2010, the closing price of our common shares, as reported on the NYSE, was $6.10. The following table sets forth the high and low sale prices for our common shares for the period indicated as reported on the NYSE:

	Sales Price
Quarter Ended	High	Low
March 31, 2008	$16.78	$10.12
June 30, 2008	$13.72	$10.28
September 30, 2008	$11.34	$5.15
December 31, 2008	$6.99	$0.57
March 31, 2009	$2.64	$0.40
June 30, 2009	$2.35	$0.78
September 30, 2009	$5.25	$0.75
December 31, 2009	$5.95	$4.10

        As of February 18, 2010, we had 158,359,757 issued and outstanding common shares that were held by 61 holders of record. The 61 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common shares.

Distributions

        The amount and timing of distributions to our common shareholders are decided determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions under borrowing agreements and our liquidity needs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Cash Distributions to Shareholders" for further discussion about the restrictions on the amount of dividends we can pay.

        The following table shows the distributions declared for our 2009 and 2008 fiscal years:

Record Date	Payment Date	Cash Distribution Declared per Common Share
May 15, 2008	May 30, 2008	$0.40
August 15, 2008	August 29, 2008	$0.40
December 7, 2009	December 21, 2009	$0.05
February 18, 2010	March 4, 2010	$0.07

Equity Compensation Plan Information

        The following table summarizes the total number of securities outstanding in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plan not approved by shareholders	1,932,279	$20.00	1,817,200

(1)
The 2007 Share Incentive Plan authorizes a total of 8,339,625 shares that may be used to satisfy awards including restricted shares and share options. As such, the total number of securities remaining available for future issuance is net of 4,532,646 restricted shares already issued and 57,500 common share options already exercised. See "Item 8. Financial Statements and Supplementary Data—Note 15. Share Options and Restricted Shares" of this Annual Report on Form 10-K for further discussion on the 2007 Share Incentive Plan.

Total Return Comparison from June 24, 2005 through December 31, 2009

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

 Share Price Performance Graph

	Base Period	Years Ending
	6/24/2005	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
KKR Financial Holdings LLC	100	101	122	71	9	32
S&P 500 Index	100	106	122	130	79	104
Russell 1000 Financial Services	100	110	130	107	50	105

Recent Sales of Unregistered Securities

        During fiscal year 2009, the Compensation Committee of our board of directors granted to our non-employee directors an aggregate of 220,519 restricted common shares pursuant to our 2007 Share Incentive Plan. Each of these grants vests in one-third increments on the first three anniversaries of the date of grant. In addition, during fiscal year 2009, our non-employee directors deferred a total of $0.4 million in cash compensation in exchange for 174,375 shares of phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors' Deferred Compensation and Share Award Plan.

        The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. For further discussion of the 2007 Share Incentive Plan, see "Item 8. Financial Statements and Supplementary Data—Note 15. Share Options and Restricted Shares" of this Annual Report on Form 10-K.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The selected financial data should be read together with the more detailed information contained in the consolidated financial statements and associated notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Consolidated Statements of Operations Data:
Net investment income (loss):
Total investment income	$572,725	$948,588	$872,373	$627,933	$238,965
Interest expense	(268,087)	(521,313)	(556,565)	(430,384)	(107,792)
Interest expense to affiliates	(21,287)	(43,301)	(60,939)	—	—
Provision for loan losses	(39,795)	(481,488)	(25,000)	—	(1,500)

Net investment income (loss)	243,556	(97,514)	229,869	197,549	129,673
Other (loss) income:
Total other (loss) income	(96,275)	(906,837)	62,012	20,753	7,560
Non-investment expenses:
Related party management compensation	44,323	36,670	52,535	65,298	50,791
General, administrative and directors expenses	10,393	19,038	18,294	12,892	7,991
Loan servicing	7,961	9,444	11,346	14,341	4,553
Professional services	7,384	8,098	4,706	4,903	4,121

Total non-investment expenses	70,061	73,250	86,881	97,434	67,456

Income (loss) from continuing operations before equity in income of unconsolidated affiliate and income tax expense	77,220	(1,077,601)	205,000	120,868	69,777
Equity in income of unconsolidated affiliate	—	—	12,706	5,722	—

Income (loss) from continuing operations before income tax expense	77,220	(1,077,601)	217,706	126,590	69,777
Income tax expense	284	107	256	964	3,144

Income (loss) from continuing operations	76,936	(1,077,708)	217,450	125,626	66,633
Income (loss) from discontinued operations	—	2,668	(317,655)	9,706	(11,552)

Net income (loss)	$76,936	$(1,075,040)	$(100,205)	$135,332	$55,081

Net income (loss) per common share:
Basic
Income (loss) per share from continuing operations	$0.50	$(7.71)	$2.38	$1.53	$1.07

Income (loss) per share from discontinued operations	$—	$0.02	$(3.53)	$0.12	$(0.19)

Net income (loss) per share	$0.50	$(7.69)	$(1.15)	$1.65	$0.88

(in thousands, except per share data)	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Diluted
Income (loss) per share from continuing operations	$0.50	$(7.71)	$2.38	$1.53	$1.06

Income (loss) per share from discontinued operations	$—	$0.02	$(3.53)	$0.12	$(0.19)

Net income (loss) per share	$0.50	$(7.69)	$(1.15)	$1.65	$0.87

Weighted-average number of common shares outstanding:
Basic	153,756	140,027	89,953	79,626	60,100

Diluted	153,756	140,027	89,953	79,926	60,331

Distributions declared per common share	$0.05	$1.30	$2.16	$1.86	$0.97

(in thousands, except per share data)	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005
Consolidated Balance Sheets Data:
Cash and cash equivalents	$97,086	$41,430	$524,080	$5,125	$16,110
Restricted cash and cash equivalents	342,706	1,233,585	1,067,797	137,992	79,139
Securities available-for-sale	755,686	555,965	1,359,541	964,440	611,668
Corporate loans, net of allowance for loan losses	5,617,925	7,246,797	8,634,208	3,334,260	2,419,019
Corporate loans held for sale	925,718	324,649	—	—	—
Residential mortgage-backed securities	47,572	102,814	131,688	169,102	196,402
Residential mortgage loans(1)	2,097,699	2,620,021	3,921,323	4,957,450	6,428,727
Equity investments, at estimated fair value	120,269	5,287	—	—	—
Assets of discontinued operations	—	—	3,049,758	7,596,129	5,355,469
Total assets	10,300,005	12,515,082	19,046,025	17,565,177	15,290,540
Total borrowings	8,970,591	11,461,610	13,425,106	8,681,157	8,828,445
Liabilities of discontinued operations	—	—	3,644,083	7,083,230	4,747,518
Total liabilities	9,133,347	11,851,737	17,401,486	15,841,746	13,635,394
Total shareholders' equity	1,166,658	663,345	1,644,539	1,723,431	1,655,146
Book value per common share	$7.37	$4.40	$14.27	$21.42	$20.59

(1)
Residential mortgage-backed securities, residential mortgage loans and residential mortgage-backed securities issued (included within total borrowings in the table above) were carried at fair value beginning January 1, 2007 in accordance with the fair value option for financial assets and liabilities, and at amortized cost for all periods prior to January 1, 2007.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Except where otherwise expressly stated or the context suggests otherwise, the terms "we," "us" and "our" refer to KKR Financial Holdings LLC and its subsidiaries.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, "Selected Consolidated Financial Data" and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item I, Part 1A, "Risk Factors" included elsewhere in this Annual Report on Form 10-K.

Executive Overview

        We are managed by KKR Financial Advisors LLC (our "Manager"), a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, pursuant to a management agreement (the "Management Agreement"). Kohlberg Kravis Roberts & Co. (Fixed Income) LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our Manager with the objective of generating both current income and capital appreciation. We invest in financial assets consisting primarily of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable equity securities, private equity investments and credit default and total rate of return swaps. The majority of our investments are in senior secured loans of large capitalization companies. The corporate loans we invest in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for these investments. The senior secured notes issued by the CLO transactions are generally owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of five cash flow CLO transactions, KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1") and KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A" and, together with CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1, the "Cash Flow CLOs"). We execute our core business strategy through majority-owned subsidiaries, including CLOs.

        Our income is generated primarily from (i) net interest income and dividend income, (ii) realized and unrealized gains and losses on our derivatives that are not accounted for as hedges, (iii) realized gains and losses from the sales of investments, and (iv) realized and unrealized gains and losses on securities sold, not yet purchased.

        We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. KKR Financial Corp. was originally incorporated in the State of Maryland on July 7, 2004 and elected to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes. On May 4, 2007, we completed a restructuring transaction (the "Restructuring Transaction"), pursuant to which KKR Financial Corp. became our subsidiary and each outstanding share of KKR Financial Corp.'s common stock was converted into one of our common shares, which are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". Although we have not elected to be treated as a REIT for United States federal income tax purposes, we intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership taxable as a corporation, for United States federal income tax purposes. On June 30, 2008, we completed the sale of a controlling interest in KKR Financial Corp. to Rock Capital 2 LLC, which did not result in a gain or loss.

  Business Environment

        The economic crisis that began in 2007 and continued throughout 2008, resulting in historic asset price declines, witnessed a period of recovery during fiscal year 2009. The high yield bond and leveraged loan markets witnessed significant price appreciation as a result of increased liquidity flows during 2009. The upturn in market conditions supported our ability to take certain actions during 2009 (discussed further below under "Funding Activities" and "Liquidity") which had a positive impact on both our current financial position and liquidity outlook.

  Funding Activities

        On August 5, 2009, we entered into an agreement with our lenders to amend the terms of our senior secured credit facility ("Credit Agreement"). Among other things, the amendment provides that: (i) the size of the facility be reduced to $200.0 million from $300.0 million, (ii) the lending commitments of the lenders to this facility be modified to provide for quarterly amortization of $12.5 million per quarter until the size of the facility has been reduced to $150 million on June 30, 2010, (iii) the interest rate applicable to borrowings under the facility be increased from LIBOR plus 300 basis points to LIBOR plus 400 basis points, (iv) the adjusted tangible net worth covenant be reduced to $700.0 million from $1.0 billion, (v) the maturity date of the borrowings under the facility be extended to November 10, 2011, and (vi) certain events of default under the Credit Agreement be added. The amendment also provides that we can (i) pay a yearly distribution to our shareholders in an amount equal to no greater than 50% of our taxable income for such year and (ii) use up to $50 million of our unrestricted cash to repurchase our convertible notes due July 2012 and/or our outstanding trust preferred securities. In conjunction with this amendment, we paid the lenders to our credit facility fees totaling $4.5 million.

        On January 15, 2010, we issued $172.5 million of 7.5% Convertible Senior Notes due January 15, 2017 ("7.5% Notes"). The 7.5% Notes bear interest at a rate of 7.5% per year on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. We may satisfy our obligation with respect to 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes is 122.2046 of common shares, which is equivalent to an initial conversion price of approximately $8.18 per common share. The conversion rate may be adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the Notes. Proceeds from the offering totaled $167.3 million, reflecting $172.5 million from the issuance less $5.2 million for underwriting fees. We expect to use substantially all of the proceeds to repurchase or repay all or a portion of our senior indebtedness, with any other proceeds to be used for general corporate purposes.

        During January and February 2010, we repurchased $95.2 million par amount of our 7.0% convertible senior notes due 2012, reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of the date we filed this Annual Report on Form 10-K. In addition, in February 2010, we paid down $25.0 million of our senior secured credit facility due 2011, reducing the amount outstanding from $175.0 million as of December 31, 2009 to $150.0 million as of the date we filed this Annual Report on Form 10-K.

  Liquidity

        The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. Market conditions during 2008 and 2009 had a material adverse impact on our cash flows and liquidity. During 2009, certain of our Cash Flow CLOs were out of compliance with certain compliance tests (specifically, over-collateralization tests ("OC Tests") outlined in their respective indentures and as a result, the cash flows we would generally expect to receive from our Cash Flow CLO holdings was paid to the senior note holders of the Cash Flow CLOs that were out of compliance with their respective OC Tests.

        In order to mitigate the cash flow effects described above, we undertook certain actions with respect to three of our CLOs which resulted in a positive cash flow impact for us. Specifically, in July 2009, we surrendered for cancellation, without consideration, $298.4 million in aggregate of mezzanine notes and junior notes issued to us by CLO 2005-1, CLO 2005-2 and CLO 2006-1. As a result of the transaction, the OC Tests for these three CLOs were brought into compliance, enabling the mezzanine and subordinated note holders, including us, to resume receiving cash flows from these transactions.

        In addition to our Cash Flow CLOs, a portion of our assets were previously held in Wayzata Funding LLC ("Wayzata"), a market value CLO. On March 31, 2009, we completed the restructuring of Wayzata and replaced it with KKR Financial CLO 2009-1, Ltd. ("CLO 2009-1"). As a result of the restructuring, substantially all of Wayzata's assets were transferred to CLO 2009-1, a newly formed special purpose company, which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. By July 2009, all the senior notes issued by CLO 2009-1 were paid down and the subordinated notes in CLO 2009-1 held by our affiliate were retired in exchange for a 20% interest in each of CLO 2009-1's assets which remained following the deleveraging. As a result of the deleveraging of CLO 2009-1 and the distribution of assets to our affiliate, we now hold 100% of the residual assets in CLO 2009-1.

  Cash Distributions to Shareholders

        During 2009, we paid aggregate cash distributions totaling $7.9 million. The amount and timing of our distributions to our common shareholders are determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions under borrowing agreements and our liquidity needs.

        As discussed above, the Credit Agreement contains negative covenants that restrict our ability, among other things, to pay dividends or make certain other restricted payments, including a prohibition on distributions to our shareholders in an amount in excess of what would be required to pay all federal, state and local income taxes arising from the taxable income and gain that our shareholders incur in connection with the ownership of our common shares. In addition, no dividends shall be paid if a deficiency in the required collateral per the agreement exists or would exist as a result of such dividend.

  Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers, including those treated as partnerships or disregarded as a separate entity from us for United States federal income tax purposes, and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares would still have a tax liability attributable to their allocation of our taxable income during such year.

  Discontinued Operations

        In August 2007, our board of directors approved our plan to exit our residential mortgage investment operations and to sell KKR Financial Corp. By June 30, 2008, we substantially completed our plan to exit our residential mortgage investment operations through the sale of certain of our residential mortgage-backed securities in the third quarter of 2007 and the agreement with the holders of the secured liquidity notes issued by our two asset backed commercial paper conduits (the "Facilities") in order to terminate the Facilities. In addition, on June 30, 2008, we completed the sale of a controlling interest in KKR Financial Corp. to Rock Capital 2 LLC, which did not result in a gain or loss.

  Investment Portfolio

  Overview

        As discussed above, the majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. On an unconsolidated basis, our investment portfolio primarily consists of the following as of December 31, 2009: (i) mezzanine and subordinated tranches of CLO transactions with an aggregate par amount of $1.0 billion; (ii) corporate loans with an aggregate par amount of $630.2 million and an estimated fair value of $467.2 million; (iii) corporate debt securities with an aggregate par amount of $129.4 million and an estimated fair value of $121.3 million; (iv) residential mortgage-backed securities ("RMBS") with a par amount of $269.7 million and estimated fair value of $117.0 million; (v) marketable and private equity investments with an estimated fair value of $89.9 million. In addition, we hold other investments including loan investments financed under total rate of return swaps that are accounted for as derivative transactions, long and short credit default swap transactions, shorts on equity and debt instruments, and interest rate swaps.

        As our consolidated financial statements in this Annual Report on Form 10-K are presented to reflect the consolidation of the CLOs we hold investments in, the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the CLOs on a consolidated basis which is consistent with the disclosures in our consolidated financial statements.

  Corporate Debt Investments

        Our investments in corporate debt primarily consist of investments in below investment grade corporate loans, often referred to as syndicated bank loans or leveraged loans, and corporate debt securities. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our consolidated balance sheet. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our consolidated balance sheet. Debt securities are carried at estimated fair value on our consolidated balance sheet.

        These investments have an aggregate par balance of $8.2 billion, an aggregate net amortized cost of $7.4 billion and an aggregate estimated fair value of $7.2 billion as of December 31, 2009. Included in these amounts is $7.4 billion par amount or $6.6 billion estimated fair value of investments held in our five Cash Flow CLOs through which we finance our corporate debt investments. These Cash Flow CLOs have aggregate senior secured notes outstanding totaling $5.7 billion and an aggregate of $551.1 million of mezzanine and subordinated notes outstanding that are held by an affiliate of our Manager and external parties. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. We consolidate all five of the CLOs and reflect all income and losses related to the assets in these CLOs on our consolidated statement of operations even though a minority interest in two of our CLO transactions is not held by us.

  RMBS Investments

        Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $121.9 million as of December 31, 2009. Of the $121.9 million of RMBS investments we hold, $74.4 million are in 6 residential mortgage-backed securitization trusts that we consolidate under GAAP as we hold the majority of the risk of loss on these transactions. This results in us reflecting the financial position and results of these trusts in our consolidated financial statements. Consolidation of these 6 entities does not impact our net assets or net income; however, it does result in us showing the consolidated assets, liabilities, revenues and expenses on our consolidated financial statements. On our consolidated balance sheet as of December 31, 2009, the $121.9 million of RMBS is computed as our investments in RMBS of $47.6 million, plus $74.4 million, which represents the difference between residential mortgage loans of $2.1 billion less residential mortgage-backed securities issued of $2.0 billion plus $11.4 million of real estate owned ("REO") that is included in other assets on our consolidated balance sheet.

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

  Fair Value of Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity for disclosure purposes. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

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

  Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, certain securities sold, not yet purchased and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

  Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain derivatives.

        During the second quarter of 2009, we adopted new guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The adoption did not have a material impact on our consolidated financial statements.

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

        Over-the-counter ("OTC") Derivative Contracts:    OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, and equity prices. The fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models do not entail material subjectivity because the methodologies employed do not necessitate significant judgment, and the pricing inputs are observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

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

        Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the year ended December 31, 2009, share-based compensation totaled $4.0 million. As of December 31, 2009, substantially all of the non-vested restricted common shares issued are subject to remeasurement. As of December 31, 2009, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.1 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of December 31, 2009, the common share options were fully exercised and expire in August 2014. As of

December 31, 2009, future unamortized share-based compensation totaled $3.0 million, of which $2.5 million, $0.5 million, and an immaterial amount will be recognized in 2010, 2011, and beyond, respectively.

  Accounting for Derivative Instruments and Hedging Activities

        We recognize all derivatives on our consolidated balance sheets at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument ("free-standing derivative"). For a fair value hedge, we record changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income (loss) and subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in other (loss) income.

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

        We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of December 31, 2009, the estimated fair value of our net derivative liabilities totaled $30.2 million.

  Impairments

        During the second quarter of 2009, we adopted new guidance which amended the other-than-temporary impairment model for debt securities. According to the new guidance, an other-than-temporary impairment must be recognized if an investor has the intent to sell or if it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. In addition, the guidance changes the amount of impairment to be recognized in current period earnings when an investor does not have the intent to sell or if it is more likely than not that it will not be required to sell the debt security, as in these cases only the amount of the impairment associated with credit losses is recognized in income. Additional disclosures are also required regarding the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. We determined that the adoption did not have a material impact on our consolidated financial statements.

        We monitor our available-for-sale securities portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. We consider many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. In addition, for debt securities we consider our intent to sell the debt security, our estimation of whether or not we expect to recover the debt security's entire amortized cost if we intend to hold the debt security, and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For equity securities, we also consider our intent and ability to hold the equity security for a period of time sufficient for a recovery in value.

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

        This process involves a considerable amount of subjective judgment by our management. As of December 31, 2009, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $4.5 million, which if not recovered may result in the recognition of future losses. During the year ended December 31, 2009, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $43.9 million.

  Allowance for Loan Losses

        Our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. Generally, the expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan's estimated fair value.

        The unallocated component of our allowance for loan losses reflects our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. Loans that demonstrate possible indicators of impairment are aggregated on a watch list for monitoring and are sub-divided for categorization based on the seniority of the loan in the issuer's capital structure, whether the loan is secured or unsecured, and the nature of the collateral securing the loan, for purposes of applying possible default and loss severity ranges based on the nature of the issuer and the specific loan. We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of December 31, 2009, the range of outcomes used to estimate the probability of default was between 5% and 40% and the range of loss severity assumptions for loans that may default was between 20% and 75%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio performance as well as industry performance of the corporate loan asset class and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations.

        As of December 31, 2009, our allowance for loan losses totaled $237.3 million.

Recent Accounting Pronouncements

  Recognition of other-than-temporary losses

        In January 2009, the Financial Accounting Standards Board ("FASB") issued new guidance which eliminates the requirement that a holder's best estimate of cash flows be based upon those that "a market participant" would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss when it is "probable" there has been an adverse change in the holder's estimated cash flows from the cash flows previously projected. The topic also reiterates and emphasizes the related guidance and disclosure requirements of other-than-temporary impairments on debt and equity securities in financial statements. The standard is effective for all periods ending after December 15, 2008 and retroactive application is not permitted. We have taken this topic into consideration when evaluating our investments for other-than-temporary impairment.

        Accounting for transfers of financial assets and consolidation of variable interest entities ("VIEs")

        In June 2009, the FASB issued new guidance which amends the accounting for the transfers of financial assets and the consolidation of VIEs. Most significantly, the new guidance eliminates the concept of a qualifying special-purpose entity ("QSPE") and will significantly affect existing securitizations that use QSPEs, as well as future securitizations. The disclosures required by this guidance are to provide greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets.

        Also in June 2009, the FASB issued new guidance which addresses the effects of elimination of the QSPE concept and significantly changes the criteria by which an enterprise determines whether or not it must consolidate a VIE. Under the new guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additional disclosure for various areas including situations that use significant judgment and assumptions in determining whether to consolidate a VIE as well as the nature of and changes in the risks associated with a VIE will be required according to the new guidance.

        In December 2009, the FASB issued amendments to both of the new guidance above to improve financial reporting and information for users. Amendments included replacing the quantitative-based risks and rewards calculation for determining which reporting entity has a controlling financial interest in a VIE, as well as additional disclosures about a reporting entity's involvement in VIEs.

        As of December 31, 2009, $74.4 million of our RMBS investments were in 6 residential mortgage-backed securitization trusts for which we were deemed to be the primary beneficiary of these entities and as such, consolidated these trusts in accordance with GAAP. This resulted in us reflecting the financial position and results of these trusts in our consolidated financial statements. However, as a result of the effects of the new guidance regarding an amended consolidation model to be based on power and economics, we determined that consolidation of these trusts will no longer be required. The deconsolidation of the 6 residential mortgage-backed securitization trusts is expected to result in a reduction of both total assets and total liabilities of approximately $2.0 billion (based on December 31, 2009 amounts), with no net impact on either shareholders' equity or results of operations.

  Measuring fair value of liabilities

        In September 2009, the FASB issued new guidance providing further guidance on how to measure the fair value of a liability. The new guidance primarily sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available. In these circumstances, a company can apply the quoted price of an identical or similar liability when traded as an asset, or other valuation techniques. The new guidance was adopted in the fourth quarter of 2009 and did not have a material impact on our financial statements.

Results of Operations

  Summary

        The following discussion presents an analysis of our results of operations on a comparative basis for the fiscal years ended December 2009, 2008 and 2007. Our results of operations may be materially affected by market fluctuations and current economic events, particularly in the fixed income and equity markets.

        A summary of key financial results year over year were as follows (amounts in thousands, except per share information):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Net investment income (loss)	$243,556	$(97,514)	$229,869
Total other (loss) income	(96,275)	(906,837)	62,012
Total non-investment expenses	(70,061)	(73,250)	(86,881)

Income (loss) from continuing operations before equity in income of unconsolidated affiliate and income tax expense	77,220	(1,077,601)	205,000
Equity in income of unconsolidated affiliate	—	—	12,706

Income (loss) from continuing operations before income tax expense	77,220	(1,077,601)	217,706
Income tax expense	284	107	256

Income (loss) from continuing operations	76,936	(1,077,708)	217,450
Income (loss) from discontinued operations	—	2,668	(317,655)

Net income (loss)	$76,936	$(1,075,040)	$(100,205)

Income (loss) per share from continuing operations—diluted	$0.50	$(7.71)	$2.38
Income (loss) per share from discontinued operations—diluted	$—	$0.02	$(3.53)
Net income (loss) per share—diluted	$0.50	$(7.69)	$(1.15)

  Net Investment Income (Loss)

        The following table presents the components of our net investment income (loss) for the years ended December 31, 2009, 2008 and 2007:

Comparative Net Investment Income (Loss) Components
(Amounts in thousands)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Investment Income:
Corporate loans and securities interest income	$380,704	$696,213	$567,241
Residential mortgage loans and securities interest income	120,985	178,106	252,595
Other interest income	580	22,584	37,705
Dividend income	339	2,629	3,825
Net discount accretion	70,117	49,056	11,007

Total investment income	572,725	948,588	872,373

Interest Expense:
Repurchase agreements	—	34,407	102,202
Collateralized loan obligation senior secured notes	112,745	284,782	230,572
Collateralized loan obligation junior secured notes	53	—	—
Senior secured credit facility	16,356	15,684	9,980
Secured demand loan	—	348	2,102
Convertible senior notes	20,444	21,825	9,452
Junior subordinated notes	16,610	21,974	22,869
Residential mortgage-backed securities issued	82,052	130,046	176,407
Other interest expense	5,395	4,447	3,526
Interest rate swaps	14,432	7,800	(545)

Total interest expense	(268,087)	(521,313)	(556,565)
Interest expense to affiliates	(21,287)	(43,301)	(60,939)
Provision for loan losses	(39,795)	(481,488)	(25,000)

Net investment income (loss)	$243,556	$(97,514)	$229,869

        As presented in the table above, net investment income increased by $341.1 million from a loss of $97.5 million for 2008 to income of $243.6 million for 2009. Total investment income, consisting primarily of interest income and discount accretion from our investment portfolio, totaled $572.7 million for 2009 as compared to $948.6 million for 2008. The decrease in total investment income of approximately $375.9 million is primarily attributable to two factors. First, the majority of our investment portfolio is floating rate and indexed to either one-month or three-month LIBOR. The average one-month and three-month LIBOR rates for 2009 were 0.33% and 0.69%, respectively, as compared to 2.67% and 2.91%, respectively, for 2008. Accordingly, the declines in LIBOR significantly reduced interest income earned from our investment portfolio in 2009 as compared to 2008. The second factor that contributed to lower investment income was the reduced size of our investment portfolio during 2009 as compared to 2008. The par value of our corporate loan portfolio decreased by approximately $1.1 billion, or 12.9%, from $8.5 billion as of December 31, 2008 to $7.4 billion as of December 31, 2009. The par value of our corporate debt securities portfolio decreased by approximately $0.4 billion, or 33.3%, from $1.2 billion as of December 31, 2008 to $0.8 billion as of

December 31, 2009. The decline in the par balances of our corporate loans and bonds is primarily attributable to sales of assets undertaken as part of the retirement of CLO 2009-1 (previously Wayzata) that occurred during 2009. Additionally, the par amount of our residential mortgage loan portfolio decreased by approximately $0.6 billion, or 17.6%, from $3.4 billion as of December 31, 2008 to $2.8 billion as December 31, 2009. The decline in the balance of our residential mortgage loan portfolio is primarily attributable to principal repayments of mortgage loans that occurred during 2009.

        Interest expense decreased by approximately $253.2 million, or 48.6%, from $521.3 million for 2008 to $268.1 million for 2009. Similar to the decline in total investment income, the decline in interest expense is primarily attributable to the decline in LIBOR as the majority of our debt is floating rate, as well as reduced debt balances in 2009 as compared to 2008. The largest decline in debt was attributable to the decline in CLO senior secured notes of approximately $1.8 billion, or 24.0%, from $7.5 billion as of December 31, 2008, to $5.7 billion as of December 31, 2009. The decline in CLO senior secured notes is primarily attributable to the retirement of the $1.6 billion of senior secured notes during 2009 that were issued by Wayzata.

        The other significant contributor to the increase in net investment income from 2008 to 2009 is a reduction in the amount of expense we recorded as a provision for loan losses. During 2008, we recorded a provision for loan losses of $481.5 million, which is $441.7 million higher than the $39.8 million provision for loan losses we recorded during 2009. The large provision for loan losses we recorded in 2008 was in response to rapidly deteriorating market conditions that were deemed to have a material negative impact on our investment portfolio. The amount of provision for loan losses that we recognize is a function of the balance that we deem necessary to reserve for losses that we estimate to be inherent in our corporate loan investment portfolio. Our allowance for loan losses is described in further detail under "Investment Portfolio" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  Other (Loss) Income

        The following table presents the components of other (loss) income for the years ended December 31, 2009, 2008 and 2007:

Comparative Other (Loss) Income Components
(Amounts in thousands)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swaptions	$—	$—	$15
Interest rate swaps	(3,328)	3,108	843
Credit default swaps	17,632	41,177	7,599
Total rate of return swaps	45,607	(188,829)	(10,271)
Common stock warrants	457	(799)	799
Foreign exchange(1)	540	4,024	24

Total realized and unrealized gain (loss) on derivatives and foreign exchange	60,908	(141,319)	(991)
Net realized loss on residential loans carried at estimated fair value	(17,234)	(5,761)	(756)
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(89,794)	(43,138)	(44,548)
Net realized and unrealized (loss) gain on investments(2)	(48,381)	(330,234)	95,484
Net realized and unrealized gain on securities sold, not yet purchased	3,582	50,297	8,662
Impairment of securities available-for-sale	(43,906)	(474,520)	(5,946)
Net gain on restructuring and extinguishment of debt	30,836	26,486	—
Other income	7,714	11,352	10,107

Total other (loss) income	$(96,275)	$(906,837)	$62,012

(1)
Includes foreign exchange contracts and foreign exchange gain or loss.

(2)
Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on equity investments held at estimated fair value.

        As presented in the table above, other loss totaled $96.3 million for 2009 as compared to $906.8 million for 2008. The improvement in other loss for 2009 as compared to 2008 is attributable to several factors. First, total realized and unrealized gain (loss) on derivatives improved by approximately $202.2 million from a loss of $141.3 million for 2008 to a $60.9 million gain for 2009. The total realized and unrealized loss on derivatives for 2008 was primarily due to a $188.8 million loss on total rate of return swaps, which was partially offset by a $41.2 million gain on credit default swaps. Total rate of return swaps are derivates that are used to finance investments in corporate loans with changes in market value reflected in income. As a result of material declines in corporate loan asset prices in 2008, our total rate of return swaps generated significant losses. Similarly, appreciation in corporate loan prices resulted in gains from total rate of return swaps of $45.6 million during 2009.

        Another contributing factor to the improvement in total other loss from 2008 to 2009 relates to investment gains and losses. Net realized and unrealized losses on investments totaled $330.2 million in 2008 as compared to $48.4 million in 2009. In addition, impairment of securities available-for-sale totaled $474.5 million in 2008 as compared to $43.9 million in 2009. The year over year improvement with respect to both realized and unrealized losses on investments and impairment losses is primarily due to much lower asset prices in 2008 as compared to 2009.

        The decrease in total other income for the year ended December 31, 2008 from 2007 is primarily attributable to a $141.3 million net realized and unrealized loss on derivatives and foreign exchange, a $330.2 million realized and unrealized loss on investments, and a $474.5 million loss due to the impairment of securities available-for-sale.

Non-Investment Expenses

        The following table presents the components of non-investment expenses for the years ended December 31, 2009, 2008 and 2007:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Related party management compensation:
Base management fees	$14,904	$32,050	$30,091
Incentive fees	4,472	—	17,503
Share-based compensation	3,451	(463)	1,344
CLO management fees	21,496	5,083	3,597

Related party management compensation	44,323	36,670	52,535
Professional services	7,384	8,098	4,706
Loan servicing	7,961	9,444	11,346
Insurance	1,879	923	708
Directors' expenses	2,117	1,127	1,398
General and administrative	6,397	16,988	16,188

Total non-investment expenses	$70,061	$73,250	$86,881

        As presented in the table above, our non-investment expenses decreased from 2008 to 2009 by approximately $3.2 million and from 2007 to 2008 by approximately $13.6 million. The significant components of non-investment expense are described below.

        Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

        The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our "equity" as defined in the Management Agreement. Base management fees decreased by $17.1 million from December 31, 2008 to 2009 due to the significant decline in "equity" as a result of the $1.1 billion loss we reported for the year ended December 31, 2008. Base management fees increased $2.0 million from December 31, 2007 to 2008 primarily due to the increased "equity" resulting from the April 2008 public offering of 34.5 million common shares, which generated net proceeds before expenses of $384.3 million.

        Our Manager is also entitled to a quarterly incentive fee provided that our quarterly "net income," as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of $4.5 million were earned and paid by the Manager during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, incentive fees of nil and $17.5 million, respectively, were earned by the Manager and served as the primary contributor to the decline in total non-investment expenses from 2007 to 2008.

        An affiliate of our Manager has entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. Previously, the collateral manager had waived the fees it earned for providing management services for our CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata (restructured and replaced with CLO 2009-1 on March 31, 2009). However, as a result of the cancellation of mezzanine and junior notes ("Surrendered Notes") in July 2009, the collateral manager reinstated waiving management fees for CLO 2005-2 and CLO 2006-1. For the year ended December 31, 2009, the collateral manager waived $5.2 million for CLO 2005-2 and CLO 2006-1. The collateral manager has permanently waived fees of approximately $39.0 million and $22.6 million, respectively, for the years ending December 31, 2008 and 2007. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. Accordingly, CLO management fees increased $16.4 million from December 31, 2008 to 2009 to account for the fees related to all 6 CLOs for either the full or partial periods during 2009.

        In addition, beginning January 1, 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by the Manager. For the year ended December 31, 2009, the Manager permanently waived reimbursement of $9.8 million in allocable general and administrative expenses. For the years ended December 31, 2008 and 2007, we reimbursed the Manager $9.9 million and $7.9 million for allocable general, administrative and other expenses, respectively.

        General and administrative expenses include expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors' expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. The decrease in general and administrative expenses of $10.6 million from December 31, 2008 to 2009 was largely attributable to the rebated CLO management fees reducing the general and administrative expenses otherwise reimbursable to our Manager.

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

        During 2009, we owned an equity interest in KKR Financial Holdings II, LLC ("KFH II"), which elected to be taxed as a REIT under the Code. KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements. Even though KFH II qualified for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on their taxable income.

        KKR TRS Holdings, Ltd. ("TRS Ltd."), KKR Financial Holdings, Ltd. ("KFH Ltd."), KFN PEI VII, LLC ("PEI VII"), KFH PE Holdings I LLC ("PE I"), KFH PE Holdings II LLC ("PE II") and KKR Financial Holdings Inc. ("KFH Inc.") are our wholly-owned subsidiaries and are not consolidated with us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in PEI VII, PE I, PE II and KFH Inc., all domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. Those subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd. and KFH Ltd. are our foreign subsidiaries and are taxed as corporations for United States federal income tax purposes. These entities were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the year ended December 31, 2009 were recorded; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

        While the remaining REIT subsidiary (KFH II) is not expected to incur a 2009 federal or state tax liability, several of our domestic taxable corporate subsidiaries are expected to incur a relatively small amount of 2009 federal and state tax liability.

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

  Corporate Loans

        Our corporate loan portfolio totaled approximately $6.8 billion as of December 31, 2009 and $8.2 billion as of December 31, 2008. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and mezzanine loans.

        The following table summarizes our corporate loans portfolio stratified by type as of December 31, 2009 and 2008:

Corporate Loans
(Amounts in thousands)

	December 31, 2009			December 31, 2008
	Carrying Value(1)	Amortized Cost	Estimated Fair Value	Carrying Value(1)	Amortized Cost	Estimated Fair Value
Senior secured	$6,093,463	$6,093,463	$5,774,248	$7,237,365	$7,237,365	$4,627,121
Second lien	638,052	638,052	560,038	702,940	702,940	361,196
Mezzanine	81,073	81,073	79,337	249,185	249,185	109,266

Subtotal	6,812,588	6,812,588	6,413,623	8,189,490	8,189,490	5,097,583
Lower of cost or fair value adjustment	(31,637)	—	—	(137,269)	—	—
Allowance for loan losses	(237,308)	—	—	(480,775)	—	—

Total	$6,543,643	$6,812,588	$6,413,623	$7,571,446	$8,189,490	$5,097,583

(1)
Total carrying value includes loans held for sale of $925.7 million and $324.6 million as of December 31 2009 and 2008, respectively.

        As of December 31, 2009, $7.2 billion, or 98.3%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.7%, was fixed rate. As of December 31, 2008, $8.3 billion, or 98.7%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.3%, was fixed rate. Fixed and floating amounts and percentages are based on par values.

        All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted-average coupon on our floating rate corporate loans was 3.7% and 4.6% as of December 31, 2009 and December 31, 2008, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.1% and 2.9% as of December 31, 2009 and December 31, 2008, respectively. The weighted-average years to maturity of our floating rate corporate loans was 4.3 years and 5.1 years as of December 31, 2009 and December 31, 2008, respectively.

        As of December 31, 2009, our fixed rate corporate loans had a weighted-average coupon of 13.6% and a weighted-average years to maturity of 5.4 years, as compared to 13.7% and 6.4 years, respectively, as of December 31, 2008.

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

        As of December 31, 2009 and December 31, 2008, we had loans on non-accrual status with total amortized cost of $439.9 million and $358.0 million, respectively. The average recorded investment in the impaired loans included in non-accrual loans during 2009 and 2008 was $600.9 million and $628.7 million, respectively. As of December 31, 2009 and 2008, the allocated component of the allowance for loan losses included all impaired loans for the respective periods. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $16.9 million and immaterial for 2009 and 2008, respectively.

        As of December 31, 2009, we held corporate loans that were in default with a total amortized cost amount of $392.5 million from 7 issuers. As of December 31, 2008, we held corporate loan investments that were in default with a total amortized cost amount of $312.7 million from 3 issuers. The majority of corporate loans in default during 2009 and 2008 were included in the loans for which the allocated component of the allowance for losses was related to or in those investments for which we determined were loans held for sale as of December 31, 2009 and December 31, 2008, respectively.

        The following table summarizes the changes in Company's allowance for loan losses for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands):

	2009	2008	2007
Balance at beginning of year	$480,775	$25,000	$—
Provision for loan losses	39,795	481,488	25,000
Charge-offs	(283,262)	(25,713)	—

Balance at end of year	$237,308	$480,775	$25,000

        As of December 31, 2009 and December 31, 2008, we had an allowance for loan loss of $237.3 million and $480.8 million, respectively. As described under "Critical Accounting Policies", our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. Generally, the expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loans' estimated fair value.

        The unallocated component of our allowance for loan losses reflects our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. Loans that demonstrate possible indicators of impairment are aggregated on a watch list for monitoring and are sub-divided for categorization based on the seniority of the loan in the issuer's capital structure, whether the loan is secured or unsecured, and the nature of the collateral securing the loan, for purposes of applying possible default and loss severity ranges based on the nature of the issuer and the specific loan. We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses.

        As of December 31, 2009, the allocated component of our allowance for loan losses totaled $81.7 million and relates to investments in loans issued by 6 issuers with an aggregate par amount of

$223.6 million and an aggregate amortized cost amount of $121.2 million. As of December 31, 2008, the allocated component of the allowance for loan losses totaled $320.6 million and relates to investments in loans issued by 11 issuers with an aggregate par amount of $828.2 million and an aggregate amortized cost amount of $715.4 million. The unallocated component of our allowance for loan losses totaled $155.6 million and $160.2 million as of December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, we recorded charge-offs totaling $283.3 million comprised primarily of loans transferred to loans held for sale and loans exchanged for equity, certain of which qualified as troubled debt restructurings. We recorded a charge-off during the year ended December 31, 2008 totaling $25.7 million relating to one investment in a corporate loan.

        We recorded a $51.0 million charge to earnings during the year ended December 31, 2009 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had a carrying value of $925.7 million as of December 31, 2009. We recorded a $137.3 million charge to earnings during the year ended December 31, 2008 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had a carrying value of $324.6 million as of December 31, 2008. We had no corporate loans held for sale during the year ended December 31, 2007.

        The following table summarizes the par value of our corporate loan portfolio stratified by Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Services ("Standard & Poor's") ratings category as of December 31, 2009 and December 31, 2008:

Corporate Loans
(Amounts in thousands)

Ratings Category	As of December 31, 2009	As of December 31, 2008
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	22,040	—
Ba1/BB+ through Ba3/BB-	1,526,201	2,885,285
B1/B+ through B3/B-	4,610,234	4,580,280
Caa1/CCC+ and lower	1,120,140	957,104
Non-rated	93,550	33,449

Total	$7,372,165	$8,456,118

  Corporate Debt Securities

        Our corporate debt securities portfolio totaled $754.4 million and $553.4 million as of December 31, 2009 and 2008, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds.

        The following table summarizes our corporate debt securities portfolio stratified by type as of December 31, 2009 and 2008:

Corporate Debt Securities
(Amounts in thousands)

	December 31, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$156,410	$99,202	$156,410	$57,641	$75,127	$57,641
Senior unsecured	425,683	318,216	425,683	400,357	503,897	400,357
Subordinated	172,316	143,219	172,316	95,443	163,450	95,443

Total	$754,409	$560,637	$754,409	$553,441	$742,474	$553,441

        As of December 31, 2009, $647.4 million, or 77.6%, of our corporate debt securities portfolio was fixed rate and $186.7 million, or 22.4%, was floating rate. As of December 31, 2008, $1.1 billion, or 86.8%, of our corporate debt securities portfolio was fixed rate and $160.7 million, or 13.2%, was floating rate. Fixed and floating amounts and percentages are based on par values.

        As of December 31, 2009, our fixed rate corporate debt securities had a weighted-average coupon of 10.0% and a weighted-average years to maturity of 6.2 years, as compared to 10.3% and 6.8 years, respectively, as of December 31, 2008. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted-average coupon on our floating rate corporate debt securities was 3.6% and 7.0% as of December 31, 2009 and December 31, 2008, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate debt securities was 3.4% and 3.6% as of December 31, 2009 and December 31, 2008, respectively. The weighted-average years to maturity of our floating rate corporate debt securities was 4.1 years and 4.5 years as of December 31, 2009 and December 31, 2008, respectively.

        During the year ended December 31, 2009 and December 31, 2008, we recorded impairment losses totaling $43.9 million and $474.5 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value is no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer. During the year ended December 31, 2007, we recorded losses totaling $5.9 million for a corporate debt security that we determined to be other-than-temporarily impaired.

        As of December 31, 2009, we had no corporate debt securities in default. As of December 31, 2008, we held one corporate debt security that was in default with a total fair value of $3.2 million. This corporate debt security was determined to be other-than-temporarily impaired as of December 31, 2008.

        The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody's and Standard & Poor's ratings category as of December 31, 2009 and 2008:

Corporate Debt Securities
(Amounts in thousands)

Ratings Category	As of December 31, 2009	As of December 31, 2008
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	15,590	37,500
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	35,500	32,000
B1/B+ through B3/B-	207,162	408,856
Caa1/CCC+ and lower	557,187	734,303
Non-Rated	18,691	6,816

Total	$834,130	$1,219,475

  Residential Mortgage Investment Summary

        Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $121.9 million as of December 31, 2009. The $121.9 million of RMBS is comprised of $67.3 million of RMBS that are rated investment grade or higher and $54.6 million of RMBS that are rated below investment grade. Of the $121.9 million of RMBS investments we hold, $74.4 million are in 6 residential mortgage-backed securitization trusts that are not structured as qualifying special-purpose entities. Accordingly, as we own the first loss securities in these trusts, we are deemed to be the primary beneficiary of these entities and as such, consolidate these trusts in accordance with GAAP. This results in us reflecting the financial position and results of these trusts in our consolidated financial statements. Consolidation of these 6 entities does not impact our net assets or net income; however, it does result in us showing the consolidated assets, liabilities, revenues and expenses on our consolidated financial statements. On our consolidated balance sheet as of December 31, 2009, the $121.9 million of RMBS is computed as our investments in RMBS of $47.6 million, plus $74.4 million, which represents the difference between residential mortgage loans of $2.1 billion less residential mortgage-backed securities issued of $2.0 billion plus $11.4 million of REO that is included in other assets on our consolidated balance sheet. The $121.9 million of RMBS as of December 31, 2009 represents a decrease of 55.0% from $270.7 million as of December 31, 2008.

        As our consolidated financial statements included in this Annual Report on Form 10-K are presented to reflect the consolidation of the aforementioned residential mortgage securitization trusts, the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects our residential mortgage portfolio presented on a consolidated basis consistent with the disclosures in our consolidated financial statements. Effective January 1, 2010, upon adoption of the FASB-issued new guidance, we will deconsolidate these residential mortgage-backed securitization trusts. The deconsolidation of the 6 residential mortgage-backed securitization trusts is expected to result in a reduction of both total assets and total liabilities of approximately $2.0 billion (based on December 31, 2009 amounts), with no net impact on either shareholders' equity or results of operations.

        The table below summarizes the carrying value, amortized cost and estimated fair value of our residential mortgage investment portfolio as of December 31, 2009 and December 31, 2008. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for residential mortgage-backed securities and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes, nationally recognized pricing services and/or management's judgment when relevant observable inputs do not exist.

Residential Mortgage Investment Portfolio
(Amounts in thousands)

	December 31, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Residential Mortgage Loans(1)	$2,097,699	$2,772,216	$2,097,699	$2,620,021	$3,371,014	$2,620,021
Residential Mortgage-Backed Securities	47,572	95,483	47,572	102,814	125,849	102,814

Total	$2,145,271	$2,867,699	$2,145,271	$2,722,835	$3,496,863	$2,722,835

(1)
Excludes REOs as a result of foreclosure on delinquent loans of $11.4 million and $10.8 million as of December 31, 2009 and December 31, 2008, respectively.

        As of December 31, 2009, 26 of our residential mortgage loans with an outstanding balance of $11.4 million were REO as a result of foreclosure on delinquent loans. As of December 31, 2008, 33 of our residential mortgage loans owned by us with an outstanding balance of $10.8 million were REO as a result of foreclosure on delinquent loans.

        The following table summarizes the delinquency statistics of our residential mortgage loans, excluding REOs, as of December 31, 2009 and December 31, 2008 (dollar amounts in thousands):

	December 31, 2009		December 31, 2008
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	84	$37,261	93	$37,282
60 to 89 days	47	19,389	41	15,654
90 days or more	138	55,697	76	29,803
In foreclosure	139	57,497	67	22,841

Total	408	$169,844	277	$105,580

Shareholders' Equity

        Our shareholders' equity at December 31, 2009, 2008 and 2007 totaled $1.2 billion, $0.7 billion and $1.6 billion, respectively. Included in our shareholders' equity as of December 31, 2009, 2008 and 2007 is accumulated other comprehensive income (loss) totaling $152.7 million, $(268.8) million and $(157.2) million, respectively.

        Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2009 was $0.9 billion and 8.4%, respectively, and for the year ended December 31, 2008 was $1.7 billion and (65.0)%, respectively. Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2007 was $1.7 billion and (6.0)%, respectively. Return on average shareholders' equity is defined as net income (loss) divided by weighted average shareholders' equity.

        Our book value per share as of December 31, 2009 and December 31, 2008 was $7.37 and $4.40, respectively, and is computed based on 158,359,757 and 150,881,500 shares issued and outstanding as of December 31, 2009 and 2008, respectively. The increase in book value per share from 2008 to 2009 was primarily attributable to appreciation in the estimated fair value of certain of our corporate debt securities previously determined to be other-than-temporarily impaired. Unrealized gains and losses on securities available-for-sale are recorded in accumulated other income (loss), which increased $421.5 million from a loss of $268.8 million as of December 31, 2008 to income of $152.7 million as of December 31, 2009.

        On November 29, 2009, our board of directors declared a cash distribution of $0.05 per share to shareholders of record on December 7, 2009. The aggregate amount of the distribution of $7.9 million was paid on December 21, 2009.

Liquidity and Capital Resources

        We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of December 31, 2009, we had unrestricted cash and cash equivalents totaling $97.1 million.

        The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. Market conditions during 2008 and 2009 had a material adverse impact on our cash flows and liquidity. During the year ended December 31, 2009, certain of our Cash Flow CLOs were out of compliance with certain compliance tests (specifically, OC Tests) outlined in their respective indentures and as a result, the cash flows we would generally expect to receive from our Cash Flow CLO holdings was paid to the senior note holders of the Cash Flow CLOs that were out of compliance with their respective OC Tests.

        On July 10, 2009, we undertook certain actions with respect to CLO 2005-1, CLO 2005-2 and CLO 2006-1 that had a positive cash flow impact for us. Specifically, we surrendered for cancellation, without consideration, $298.4 million in aggregate of mezzanine notes and junior notes issued to us by these three CLO transactions. The Surrendered Notes were promptly cancelled upon receipt by the trustee of each transaction and the related debt was extinguished by the issuers thereof. As a result of the transaction, the OC Tests for these three CLOs were brought into compliance, enabling the mezzanine and subordinated note holders, including us, to resume receiving cash flows from these transactions during the period when the OC Tests remain in compliance.

        In addition to our Cash Flow CLOs, a portion of our assets were previously held in Wayzata, a market value CLO transaction. On March 31, 2009, we completed the restructuring of Wayzata and replaced it with CLO 2009-1. As a result of the restructuring, substantially all of Wayzata's assets were transferred to CLO 2009-1, a newly formed special purpose company, which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. CLO 2009-1 was structured as a cash flow transaction and does not contain the market value provisions contained in Wayzata. The portfolio manager of CLO 2009-1 was an affiliate of our Manager. The notes issued by CLO 2009-1 were secured by the same collateral that secured the Wayzata notes, consisting primarily of senior secured leveraged loans. As was the case with Wayzata, at the time of the restructuring, we and an affiliate of our Manager owned all of the subordinated notes issued by CLO 2009-1. During June 2009, we paid down the senior notes issued by CLO 2009-1 by $516.4 million and on July 24, 2009, we retired the remaining balance of $44.4 million of outstanding senior notes. Prior to the retirement of the senior notes, an affiliate of ours held a 20% interest in the subordinated notes issued by CLO 2009-1. As part of the deleveraging of CLO 2009-1, the subordinated notes in CLO 2009-1 held by our affiliate were retired in exchange for a 20% interest in each of CLO 2009-1's assets which remained following the deleveraging. As a result of the deleveraging transaction and the distribution of assets to our affiliate, we now hold 100% of the residual assets of CLO 2009-1.

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

  Cash Flow CLO Transactions

        As of December 31, 2009, we had five CLO transactions outstanding. Previously, an affiliate of our Manager owned a 37% interest in the junior notes of both CLO 2007-1 and CLO 2007-A; however, in December 2009, the affiliate of our Manager transferred to a third party certain of their junior notes. As such, these notes owned by third parties totaling $17.3 million as of December 31, 2009 are reflected as collateral loan obligation junior secured notes on our consolidated balance sheets. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $533.8 million as of December 31, 2009, which is reflected as collateralized loan obligation junior secured notes to affiliates on our consolidated balance sheet.

        In accordance with GAAP, we consolidate each of these CLO transactions. We utilize CLOs to fund our investments in corporate loans and corporate debt securities. The indentures governing our Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO's portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO's manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include OC Tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO transaction.

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

        Defaults of assets in Cash Flow CLOs, ratings downgrade of assets in Cash Flow CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a Cash Flow CLO is not in compliance. If a Cash Flow CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. As a result of the historic declines in asset prices, particularly in the corporate loan and high yield securities asset classes during the fourth quarter of 2008, one or more of our CLO transactions were out of compliance with the OC Tests for periods of time. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. During 2009 however, as signs of economic recovery appeared evidenced by appreciating market values, the majority of our CLO transactions came into compliance with their OC Tests. The following table summarizes several of the material tests and metrics for each of our Cash Flow CLOs. This information is based on the December 2009 monthly reports which are prepared by the independent third-party trustee for each Cash Flow CLO transaction:

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

  •
  Actual senior OC Test: Actual senior over-collateralization amount as of December 2009 report date.

  •
  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

  •
  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO's indenture.

  •
  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of December 2009 report date.

  •
  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,048,598	$1,005,414	$1,018,017	$3,472,110	$1,540,766
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	493.8%	738.4%	465.8%	364.4%	463.1%
CCC amount	$42,903	$50,391	$153,806	$637,139	$246,416
CCC percentage of portfolio	4.1%	5.0%	15.1%	18.4%	16.0%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	128.1%	132.9%	153.4%	164.7%	127.2%
Cushion / (Excess)	$67,227	$73,425	$62,977	$104,659	$82,273
Subordinate OC Test requirement	106.2%	106.9%	114.0%	120.1%	109.9%
Actual OC Test	109.5%	118.0%	131.0%	114.7%	109.6%
Cushion / (Excess)	$30,141	$92,560	$120,997	$(144,286)	$(3,270)

        As reflected in the table above, each of our Cash Flow CLO transactions is in compliance with its respective IC ratio tests based on the December 2009 monthly reports for the respective CLOs. Based on the December 2009 monthly reports, all Cash Flow CLOs are also in compliance with their respective senior OC Tests and CLO 2005-1, CLO 2005-2 and CLO 2006-1 are in compliance with their respective subordinate OC Tests. On January 4, 2010, CLO 2007-A was brought into compliance with its respective OC Tests. As a result, CLOs that were previously not in compliance and were amortizing the most senior class of notes, are expected to resume cash flows normally payable to the holders of junior classes of notes, including us.

  Senior Secured Credit Facility

        On August 5, 2009, we entered into an agreement with our lenders to amend the terms of our senior secured credit facility. Among other things, the amendment provides that: (i) the size of the facility be reduced to $200.0 million from $300.0 million, (ii) the lending commitments of the lenders to this facility be modified to provide for quarterly amortization of $12.5 million per quarter until the size of the facility has been reduced to $150 million on June 30, 2010, (iii) the interest rate applicable to borrowings under the facility be increased from LIBOR plus 300 basis points to LIBOR plus 400 basis points, (iv) the adjusted tangible net worth covenant be reduced to $700.0 million from $1.0 billion, (v) the maturity date of the borrowings under the facility be extended to November 10, 2011, and (vi) certain events of default under the Credit Agreement be added. The amendment also provides that we can (i) pay a yearly distribution to our shareholders in an amount equal to no greater than 50% of our taxable income for such year and (ii) use up to $50 million of our unrestricted cash to repurchase our convertible notes due July 2012 and/or our outstanding trust preferred securities. In conjunction with this amendment, we paid the lenders to our credit facility fees totaling $4.5 million.

        As of December 31, 2009, we had borrowings outstanding under the senior secured credit facility totaling $175.0 million.

  Standby Revolving Credit Facility

        On November 10, 2008, the Borrowers entered into an agreement for a two-year $100.0 million standby unsecured revolving credit agreement (the "Standby Agreement") with our Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of our Manager. The borrowing facility had an original maturity December 2010 and bore interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at our option) plus 15.00% per annum. Standby Agreement includes covenants, representations, warranties, indemnities and events of default that are customary for facilities of this type.

        On November 5, 2009, we terminated the Standby Agreement at which time no borrowings were outstanding under the facility. As a result of the termination, we recorded a write-off of $1.4 million of unamortized debt issuance costs.

  Junior Subordinated Notes

        During the third quarter of 2009, we repurchased $5.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $3.8 million, partially offset by a $0.1 million write-off of unamortized debt issuance costs.

  Convertible Debt

        On July 23, 2007, we issued an aggregate of $300.0 million of 7.0% convertible senior notes maturing on July 15, 2012 (the "Notes") to qualified institutional buyers. The Notes represent our senior unsecured obligations which bear interest at the rate of 7.0% per year. Interest is payable semi-annually on January 15 and July 15 of each year and began January 15, 2008. The Notes are convertible into our common shares at a conversion price of $31.00. This new conversion rate for each $1,000 principal amount of Notes is 32.2581 of our common shares.

        During June 2009, we completed two transactions to exchange a total of $15.7 million par value of convertible notes for 7.2 million of our common shares. These transactions resulted in us recording a gain of $6.9 million, or approximately $0.05 per diluted common share, which was partially offset by a write-off of $0.1 million of unamortized debt issuance costs and $0.4 million of other associated costs during the second quarter of 2009.

        As of December 31, 2009 and as of the date of filing this Annual Report on Form 10-K, we believe we are in compliance with the covenants contained within our respective borrowing agreements.

  Off-Balance Sheet Commitments

        As of December 31, 2009, we had committed to purchase corporate loans with aggregate commitments totaling $156.5 million. In addition, we participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of December 31, 2009, we had unfunded financing commitments totaling $40.5 million. We do not expect material losses related to the corporate loans for which we commit to purchase and fund.

  Contractual Obligations

        The table below summarizes our contractual obligations as of December 31, 2009 and are subject to material changes based on factors including interest rates, compliance with OC Tests and pay downs subsequent to December 31, 2009. The table below excludes contractual commitments related to our derivatives and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Senior secured credit facility(1)	$188,817	$32,439	$156,378	$—	$—
CLO 2005-1 senior secured notes(2)	870,007	5,106	10,211	10,211	844,479
CLO 2005-2 senior secured notes(2)	837,558	4,681	9,361	9,361	814,155
CLO 2006-1 senior secured notes(2)	720,536	4,305	8,609	8,609	699,013
CLO 2007-1 senior secured notes(2)	2,379,846	17,850	35,700	35,700	2,290,596
CLO 2007-1 junior secured notes to affiliates(3)	589,704	13,360	26,721	26,721	522,902
CLO 2007-1 junior secured notes(3)	19,129	435	869	869	16,956
CLO 2007-A senior secured notes(2)	1,261,913	13,424	26,847	26,847	1,194,795
CLO 2007-A junior secured notes to affiliates(3)	137,344	5,293	10,587	10,587	110,877
CLO 2007-A junior secured notes(3)	4,467	172	344	344	3,607
Convertible senior notes(4)	324,869	19,306	305,563	—	—
Junior subordinated notes(5)	538,394	15,308	30,617	30,617	461,852
Loan commitments(6)	197,030	169,004	28,026	—	—
Operating leases	10,887	1,885	3,562	3,018	2,422

Total	$8,080,501	$302,568	$653,395	$162,884	$6,961,654

(1)
Includes interest to be paid over the maturity of the senior secured credit facility which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using rates in effect as of December 31, 2009, at spreads to market rates pursuant to the credit facility agreement, which is 4.3%. Excludes the commitment fee on the credit facility.

(2)
Includes interest to be paid over the maturity of the CLO senior secured notes which has been calculated assuming no pay downs are made and debt is held until its final maturity date. The future interest payments are calculated using weighted average borrowing rates as of December 31, 2009.

(3)
Includes interest to be paid over the maturity of the CLO mezzanine notes which has been calculated assuming no pay downs are made and debt is held until its final maturity date. The future interest payments are calculated using weighted average borrowing rates as of December 31, 2009.

(4)
Includes interest to be paid over the maturity of the convertible senior notes which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using the stated 7.0% interest rate.

(5)
Includes interest to be paid over the maturity of the junior subordinated notes which has been calculated assuming no prepayments are made and debt is held until its final maturity date. The future interest payments are calculated using fixed and variable rates in effect as of December 31, 2009, at spreads to market rates pursuant to the financing agreements, and range from 2.5% to 8.1%.

(6)
Represents commitments to purchase corporate loans, as well as commitments to provide funding at the discretion of the borrower up to a specific predetermined amount. Refer to "Off-Balance Sheet Commitments" above for further discussion.

Partnership Tax Matters

  Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers, including those treated as partnerships or disregarded entities for United States federal income tax purposes, and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of taxable income from us during such year.

  Qualifying Income Exception

        We intend to continue to operate so that we qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for United States federal income tax purposes. In general, if a partnership is "publicly traded" (as defined in the Code), it will be treated as a corporation for United States federal income purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for United States federal income tax purposes, so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the "conduct of a financial or insurance business" nor based, directly or indirectly, upon "income or profits" of any person), income and gains derived from certain activities related to minerals and natural resources, and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

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

  Schedule K-1 Tax Information

        We expect to mail the 2009 Schedule K-1 (Form 1065), Partner's Share of Income, Deductions, Credits, etc. to shareholders by the end of March 2010.

Our Investment Company Act Status

        Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the "40% test"). Excluded from the term "investment securities" are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a "fund"). The Investment Company Act defines a "majority-owned subsidiary" of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority owned subsidiary of that person.

        We are organized as a holding company. We conduct our operations primarily through our majority owned subsidiaries. Each of our subsidiaries is excepted from the definition of an investment company under the Investment Company Act. We believe that we are not, and that we do not propose to be, primarily engaged in the business of investing, reinvesting or trading in securities and we do not believe that we have held ourselves out as such. We intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue CLOs, as majority-owned for purposes of the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of U.S. government securities and cash items. However, most of our subsidiaries rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not defined or regulated as investment companies. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under Investment Company Act, while KKR Financial Holdings II, LLC, or "KFH II," our subsidiary that is taxed as a REIT for U.S. federal income tax purposes, generally relies on Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. We do not treat our interests in majority-owned subsidiaries that rely on Section 3(c)(5)(C) of, or Rule 3a-7 under, the Investment Company Act as investment securities when calculating our 40% test.

        We sometimes refer to our subsidiaries that rely on Rule 3a-7 under the Investment Company Act as "CLO subsidiaries." Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by mutual funds. Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary's relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the CLO subsidiary's relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

        We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the Investment Company Act, as our "REIT subsidiary." Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company's assets consist of mortgage loans and other assets that are considered the functional equivalent of mortgage loans (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the U.S. government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiary's investment in non-agency mortgage-backed securities is the "functional equivalent" of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets will be classified as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

        As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our management agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company ("RIC") under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See "Partnership Tax Matters—Qualifying Income Exception".

        We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7 or Section 3(c)(5)(C), with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen operating strategy, which could have a material adverse effect on us.

        If the SEC or a court of competent jurisdiction were to find that we were required, but failed, to register as an investment company in violation of the Investment Company Act, we would have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court could appoint a receiver to take control of us and liquidate our business, any or all of which would have a material adverse effect on our business.

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

        The table below summarizes the potential impact on our liquidity position under different stress scenarios as applied to our investments held through total rate of return swap agreements (amounts in thousands):

	Impact on liquidity due to (decrease) increase in fair value of investments
	-10.0%	-7.5%	-5.0%	-2.5%	0.0%	2.5%	5.0%	7.5%	10.0%
Total rate of return swaps	$(8,281)	$(6,211)	$(4,141)	$(2,070)	$—	$2,070	$4,141	$6,211	$8,281

        As discussed above in "Liquidity and Capital Resources," current market conditions have had a material adverse impact on our cash flows from CLOs as a result of our CLOs being out of compliance with their OC Tests. However, based on our current liquidity and access to liquidity, we believe that we are able to meet our obligations for at least the next 12 months. As of December 31, 2009, we had unencumbered cash and cash equivalents totaling $97.1 million.

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

        Interest rate risk impacts our interest income, interest expense, prepayments, and the fair value of our investments, interest rate derivatives, and liabilities. We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our borrowings and weighted average borrowing rates as of December 31, 2009, we estimated that interest expense relating to variable rate debt obligations would increase approximately $63.0 million annually in the event interest rates were to increase by 1%.

        The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our amortizing interest rate swaps was $383.3 million as of December 31, 2009 and $415.3 million as of December 31, 2008.

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

        The following table summarizes the estimated net fair value of our derivative instruments held at December 31, 2009 and December 31, 2008 (amounts in thousands):

	As of December 31, 2009		As of December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(43,800)	$383,333	$(77,668)
Fair Value Hedges:
Interest rate swaps	—	—	32,000	(2,915)
Free-Standing Derivatives:
Interest rate swaps	89,246	(281)	106,074	274
Credit default swaps—protection sold	51,000	(385)	53,500	(9,782)
Credit default swaps—protection purchased	—	—	222,650	69,972
Total rate of return swaps	104,446	11,809	207,524	(77,224)
Common stock warrants	—	2,471	—	—

Total	$628,025	$(30,186)	$1,005,081	$(97,343)

        For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of December 31, 2009 (amounts in thousands):

	Less than 1 year	1-3 years	3-5 Years	More than 5 years	Total
Cash Flow Hedges:
Cash flow interest rate swaps	$—	$—	$—	$(43,800)	$(43,800)
Free-Standing Derivatives:
Free-standing interest rate swaps	(281)	—	—	—	(281)
Credit default swaps—protection sold	(673)	288	—	—	(385)
Total rate of return swaps	9,942	—	1,867	—	11,809

Total	$8,988	$288	$1,867	$(43,800)	$(32,657)

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

  Management Estimates

        The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Significant estimates, assumptions and judgments are applied in situations including the determination of our allowance for loan losses and the valuation of certain investments. We revise our estimates when appropriate. However, actual results could materially differ from management's estimates.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

  Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

  Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        The following information is being provided pursuant to "Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year" of Form 8-K:

        On February 28, 2010, our board of directors approved an amendment (the "Amendment") to our operating agreement. Prior to the Amendment, Section 9.2 of our operating agreement required that the Company hold its annual meeting of its members in the month of May. The Amendment permits the Company to hold its annual meeting in any calendar month our board of directors deems advisable.

        The description of the Amendment described above does not purport to be complete and is qualified in its entirety by reference to the copy of the Amendment filed as Exhibit 3.2 to this Annual Report on Form 10-K, which is incorporated herein by reference.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated herein by reference to information in the Proxy Statement under the captions "Proposal One: Election of Directions," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009.

Item 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to information in the Proxy Statement under the caption "Compensation Committee Matters" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to information in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to information in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009.

Item 14.    PRINCIPAL ACCOUNTANTS FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to information in the Proxy Statement under the caption "Audit Committee Matters" to be filed with the SEC Pursuant to Regulation 14A within 120 days after December 31, 2009.

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

  3. Exhibit Index:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2007, among the Registrant, KKR Financial Holdings Corp. and KKR Financial Merger Corp.	S-4	333-140586	2	02/09/07
3.1	Amended and Restated Operating Agreement of the Registrant, dated May 3, 2007, as amended May 7, 2009	10-Q	001-33437	3.1	08/06/09
3.2	Amendment No.1 to the Amended and Restated Operating Agreement of the Registrant, dated February 28, 2010					X
4.1	Form of Certificate for Common Shares	S-4	333-140586	A	02/09/07
4.2	Indenture, dated as of July 23, 2007, by and among the Registrant, as Issuer, KKR Financial Corp., as Guarantor, and Wells Fargo Bank, N.A., as Trustee	8-K	001-33437	4.1	07/23/07
4.3	Form of 7.0% Convertible Senior Note due 2012 and Form of Notation of Guarantee	8-K	001-33437	4.1	07/23/07
4.4	Registration Rights Agreement, dated as of July 23, 2007, among the Registrant, KKR Financial Corp. and Citigroup Global Markets Inc.	8-K	001-33437	4.3	07/23/07
4.5	Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.1	01/15/10
4.6	Supplemental Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.2	01/15/10
4.7	Form of 7.50% Convertible Senior Note due January 15, 2017	8-K	001-33437	4.2	01/15/10
10.1	Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	05/04/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.2	First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	06/15/07
10.3	2007 Share Incentive Plan	8-K	001-33437	10.2	05/04/07
10.4	Non-Employee Directors' Deferred Compensation and Share Award Plan	8-K	001-33437	10.3	05/04/07
10.5	Form of Nonqualified Share Option Agreement	8-K	001-33437	10.4	05/04/07
10.6	Form of Restricted Share Award Agreement	8-K	001-33437	10.5	05/04/07
10.7	Form of Restricted Share Award Agreement for Non-Employee Directors	8-K	001-33437	10.6	05/04/07
108	Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.	8-K	001-33437	10.8	05/04/07
10.9*	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-1 Corp. and JPMorgan Chase Bank, National Association(1)	S-11/A	333-124103	10.6	06/09/05
10.10**	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC	S-11/A	333-124103	10.8	06/21/05
10.11**	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC	S-11/A	333-124103	10.11	06/21/05
10.12**	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.	S-11/A	333-124103	10.12	06/21/05
10.13	$300 million Credit Agreement dated November 10, 2008 among the Company, KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd., as Borrowers, Bank of America, N.A. as Administrative Agent and a Lender and Citicorp North America, Inc., as a Lender	8-K	001-33437	99.1	11/12/08

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Letter Agreement, dated February 27, 2009, between the Company and KKR Financial Advisors LLC	10-K	001-33437	10.21	03/02/09
10.15	Amendment No. 1, dated August 5, 2009, to the $300 million Credit Agreement dated November 10, 2008, among the Registrant, KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc., KKR Financial Holdings, Ltd. and KKR Financial 2009-1, Ltd., as Borrowers, Bank of America, N.A. as Administrative Agent and a Lender and Citicorp North America, Inc., as a Lender	10-Q	001-33437	10.1	08/06/09
10.16	Consent and Amendment No. 2, dated January 11, 2010, to the $300 million Credit Agreement dated November 10, 2008, among the Registrant, KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc., KKR Financial Holdings, Ltd. and KKR Financial 2009-1, Ltd., as Borrowers, Bank of America, N.A. as Administrative Agent and a Lender and Citicorp North America, Inc., as a Lender	8-K	001-33437	10.1	01/11/10
12.1	Computation of Ratios of Earnings to Fixed Charges					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification Pursuant to 18 U.S.C. Section 1350					X

(1)
The registrant has, in the ordinary course of business, entered into other substantially identical indentures, except for the other parties thereto, the amounts of each class issued, the dates of execution and certain other pricing related terms.

*
Incorporated by reference to Amendment No. 2 to KKR Financial Corp.'s Registration Statement on Form S-11/A (Registration No. 333-124103), originally filed with the Securities and Exchange Commission on June 9, 2005.

**
Incorporated by reference to Amendment No. 2 to KKR Financial Corp.'s Registration Statement on Form S-11/A (Registration No. 333-124103), originally filed with the Securities and Exchange Commission on June 21, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2009, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

KKR FINANCIAL HOLDINGS LLC (Registrant)
By:	/s/ WILLIAM C. SONNEBORN Name: William C. Sonneborn Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. SONNEBORN William C. Sonneborn	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2010
/s/ JEFFREY B. VAN HORN Jeffrey B. Van Horn	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010
/s/ PAUL M. HAZEN Paul M. Hazen	Chairman and Director	March 1, 2010
/s/ WILLIAM F. ALDINGER William F. Aldinger	Director	March 1, 2010
/s/ TRACY COLLINS Tracy Collins	Director	March 1, 2010
/s/ VINCENT PAUL FINIGAN Vincent Paul Finigan	Director	March 1, 2010
/s/ R. GLENN HUBBARD R. Glenn Hubbard	Director	March 1, 2010

Signature	Title	Date

/s/ ROSS J. KARI Ross J. Kari	Director	March 1, 2010
/s/ ELY L. LICHT Ely L. Licht	Director	March 1, 2010
/s/ DEBORAH H. MCANENY Deborah H. McAneny	Director	March 1, 2010
/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director	March 1, 2010
/s/ SCOTT A. RYLES Scott A. Ryles	Director	March 1, 2010
/s/ WILLY STROTHOTTE Willy Strothotte	Director	March 1, 2010

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2009

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the internal control over financial reporting of KKR Financial Holdings LLC (the successor to KKR Financial Corp.) and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the accompanying consolidated balance sheets of KKR Financial Holdings LLC (the successor to KKR Financial Corp.) and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2010

KKR Financial Holdings LLC and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$97,086	$41,430
Restricted cash and cash equivalents	342,706	1,233,585
Securities available-for-sale, $740,949 and $553,441 pledged as collateral as of December 31, 2009 and December 31, 2008, respectively	755,686	555,965
Corporate loans, net of allowance for loan losses of $237,308 and $480,775 as of December 31, 2009 and December 31, 2008, respectively	5,617,925	7,246,797
Corporate loans held for sale	925,718	324,649
Residential mortgage-backed securities, at estimated fair value, $47,572 and $102,814 pledged as collateral as of December 31, 2009 and December 31, 2008, respectively	47,572	102,814
Residential mortgage loans, at estimated fair value	2,097,699	2,620,021
Equity investments, at estimated fair value, $110,812 and $5,287 pledged as collateral as of December 31, 2009 and December 31, 2008, respectively	120,269	5,287
Derivative assets	15,784	73,869
Interest and principal receivable	98,313	116,788
Reverse repurchase agreements	80,250	88,252
Other assets	100,997	105,625

Total assets	$10,300,005	$12,515,082

Liabilities
Collateralized loan obligation senior secured notes	$5,650,406	$7,487,611
Collateralized loan obligation junior secured notes to affiliates	533,786	655,313
Collateralized loan obligation junior secured notes	17,310	—
Senior secured credit facility	175,000	275,633
Convertible senior notes	275,800	291,500
Junior subordinated notes	283,517	288,671
Residential mortgage-backed securities issued, at estimated fair value	2,034,772	2,462,882
Accounts payable, accrued expenses and other liabilities	7,240	60,124
Accrued interest payable	25,297	61,119
Accrued interest payable to affiliates	2,911	3,987
Related party payable	3,367	2,876
Securities sold, not yet purchased	77,971	90,809
Derivative liabilities	45,970	171,212

Total liabilities	9,133,347	11,851,737

Shareholders' Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common shares, no par value, 500,000,000 shares authorized, and 158,359,757 and 150,881,500 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	—	—
Paid-in-capital	2,563,634	2,550,849
Accumulated other comprehensive income (loss)	152,728	(268,782)
Accumulated deficit	(1,549,704)	(1,618,722)

Total shareholders' equity	1,166,658	663,345

Total liabilities and shareholders' equity	$10,300,005	$12,515,082

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share information)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Net investment income (loss):
Loan interest income	$477,044	$777,510	$703,042
Securities interest income	94,762	145,865	127,801
Other interest income	919	25,213	41,530

Total investment income	572,725	948,588	872,373
Interest expense	(268,087)	(521,313)	(556,565)
Interest expense to affiliates	(21,287)	(43,301)	(60,939)
Provision for loan losses	(39,795)	(481,488)	(25,000)

Net investment income (loss)	243,556	(97,514)	229,869

Other (loss) income:
Net realized and unrealized (loss) gain on investments	(92,287)	(804,754)	89,538
Net realized and unrealized gain (loss) on derivatives and foreign exchange	60,908	(141,319)	(991)
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(107,028)	(48,899)	(45,304)
Net realized and unrealized gain on securities sold, not yet purchased	3,582	50,297	8,662
Net gain on restructuring and extinguishment of debt	30,836	26,486	—
Other income	7,714	11,352	10,107

Total other (loss) income	(96,275)	(906,837)	62,012

Non-investment expenses:
Related party management compensation	44,323	36,670	52,535
General, administrative and directors expenses	10,393	19,038	18,294
Loan servicing	7,961	9,444	11,346
Professional services	7,384	8,098	4,706

Total non-investment expenses	70,061	73,250	86,881

Income (loss) from continuing operations before equity in income of unconsolidated affiliate and income tax expense	77,220	(1,077,601)	205,000
Equity in income of unconsolidated affiliate	—	—	12,706

Income (loss) from continuing operations before income tax expense	77,220	(1,077,601)	217,706
Income tax expense	284	107	256

Income (loss) from continuing operations	76,936	(1,077,708)	217,450
Income (loss) from discontinued operations	—	2,668	(317,655)

Net income (loss)	$76,936	$(1,075,040)	$(100,205)

Net income (loss) per common share:
Basic
Income (loss) per share from continuing operations	$0.50	$(7.71)	$2.38

Income (loss) per share from discontinued operations	$—	$0.02	$(3.53)

Net income (loss) per share	$0.50	$(7.69)	$(1.15)

Diluted
Income (loss) per share from continuing operations	$0.50	$(7.71)	$2.38

Income (loss) per share from discontinued operations	$—	$0.02	$(3.53)

Net income (loss) per share	$0.50	$(7.69)	$(1.15)

Weighted-average number of common shares outstanding:
Basic	153,756	140,027	89,953

Diluted	153,756	140,027	89,953

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2007	80,465	$1,671,135	$70,520	$(18,224)		$1,723,431

Cumulative effect of adjustment from adoption of the fair value option of financial assets and liabilities	—	—	21,575	(55,728)		(34,153)
Net loss	—	—	—	(100,205)	$(100,205)	(100,205)
Net change in unrealized loss on cash flow hedges	—	—	(69,864)	—	(69,864)	(69,864)
Net change in unrealized loss on securities available-for-sale	—	—	(179,476)	—	(179,476)	(179,476)

Comprehensive loss	—	—	—	—	$(349,545)

Cash distributions on common shares	—	—	—	(191,215)		(191,215)
Proceeds from issuance of common shares, net of offering costs	34,784	494,106	—	—		494,106
Share-based compensation expense related to restricted common shares	—	1,669	—	—		1,669
Share-based compensation expense related to common share options	—	246	—	—		246

Balance at December 31, 2007	115,249	2,167,156	(157,245)	(365,372)		1,644,539

Net loss	—	—	—	(1,075,040)	$(1,075,040)	(1,075,040)
Net change in unrealized loss on cash flow hedges	—	—	(57,329)	—	(57,329)	(57,329)
Net change in unrealized loss on securities available-for-sale	—	—	(54,208)	—	(54,208)	(54,208)

Comprehensive loss	—	—	—	—	$(1,186,577)

Cash distributions on common shares	—	—	—	(178,310)		(178,310)
Cancellation of restricted common shares	(3)	—	—	—	—	—
Grant of restricted common shares	1,135	—	—	—	—	—
Proceeds from issuance of common shares, net of offering costs	34,500	383,519	—	—		383,519
Share-based compensation expense related to restricted common shares	—	174	—	—		174

Balance at December 31, 2008	150,881	2,550,849	(268,782)	(1,618,722)		663,345

Net income	—	—	—	76,936	$76,936	76,936
Net change in unrealized gain on cash flow hedges	—	—	34,739	—	34,739	34,739
Net change in unrealized gain on securities available-for-sale	—	—	386,771	—	386,771	386,771

Comprehensive income	—	—	—	—	$498,446

Cash distributions on common shares	—	—	—	(7,918)		(7,918)
Issuance of common shares	7,258	8,808	—	—	—	8,808
Grant of restricted common shares	221	—	—	—	—	—
Share-based compensation expense related to restricted common shares	—	3,977	—	—		3,977

Balance at December 31, 2009	158,360	$2,563,634	$152,728	$(1,549,704)		$1,166,658

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Cash flows from operating activities:
Net income (loss)	$76,936	$(1,075,040)	$(100,205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gain) loss on derivatives, foreign exchange, and securities sold, not yet purchased	(64,490)	91,022	(25,312)
Net gain on restructuring and extinguishment of debt	(59,635)	(26,486)	—
Write-off of debt issuance costs	5,267	1,154	2,247
Lower of cost or estimated fair value adjustment on corporate loans held for sale	51,037	137,269	—
Provision for loan losses	39,795	481,488	25,000
Impairment on securities available-for-sale	43,906	474,520	5,946
Share-based compensation	3,977	174	1,915
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and liabilities at estimated fair value	107,028	25,190	139,031
Net realized loss (gain) on sales of investments	(2,656)	198,726	(60,567)
Deferred interest expense	20,783	—	—
Depreciation and net amortization	(58,118)	(39,000)	(3,665)
Deferred income tax expense	—	—	1
Equity in income of unconsolidated affiliate	—	—	(12,706)
Changes in assets and liabilities:
Interest and principal receivable	43,482	38,020	(39,264)
Other assets	(30,498)	(15,450)	(3,106)
Related party payable	491	(6,819)	2,797
Accounts payable, accrued expenses and other liabilities	(46,603)	4,354	96,537
Accrued interest payable	(35,822)	(53,438)	36,601
Accrued interest payable to affiliates	1,715	(9,881)	44,121

Net cash provided by operating activities	96,595	225,803	109,371

Cash flows from investing activities:
Principal payments from investments	1,247,488	1,502,999	3,533,757
Proceeds from sale of investments	1,454,643	2,117,415	3,756,419
Purchases of investments	(1,141,180)	(2,231,215)	(6,571,826)
Net proceeds, purchases, and settlements of derivatives	32,510	(117,778)	32,119
Net change in reverse repurchase agreements	8,002	(18,412)	(69,840)
Restricted cash and cash equivalents acquired due to consolidation of KKR Financial CLO 2007-1, Ltd.	—	—	57,104
Net change in restricted cash and cash equivalents	890,879	(165,435)	(930,085)
Additions of leasehold improvements and equipment	—	—	(244)
Investment in unconsolidated affiliate	—	—	(60,327)

Net cash provided by (used in) investing activities	2,492,342	1,087,574	(252,923)

Cash flows from financing activities:
Net change in repurchase agreements, senior secured credit facility, and secured demand loan	(100,633)	(2,723,608)	(3,462,493)
Net change in asset-backed secured liquidity notes	—	(136,596)	(3,893,768)
Proceeds from issuance of residential mortgage-backed securities issued	—	—	3,414,926
Repayment of residential mortgage-backed securities issued	(571,228)	(639,317)	(245,573)
Issuance of collateralized loan obligation senior secured notes	—	1,537,585	3,696,110
Issuance of collateralized loan obligation junior secured notes to affiliates	—	—	356,231
Repayment of collateralized loan obligation senior secured notes	(1,846,738)	—	—
(Repayment) issuance of convertible senior notes	—	(2,225)	300,000
(Repayment) issuance of junior subordinated notes	(1,392)	(20,956)	70,000
Net change in subordinated notes to affiliates	—	(2,880)	152,574
Net proceeds from common share offerings and common share option exercises	—	383,519	494,106
Distributions on common shares	(7,918)	(178,310)	(191,215)
Other capitalized costs	(5,372)	(13,239)	(28,391)

Net cash (used in) provided by financing activities	(2,533,281)	(1,796,027)	662,507

Net increase (decrease) in cash and cash equivalents	55,656	(482,650)	518,955
Cash and cash equivalents at beginning of year	41,430	524,080	5,125

Cash and cash equivalents at end of year	$97,086	$41,430	$524,080

Supplemental cash flow information:
Cash paid for interest	$290,147	$663,507	$831,521
Net cash paid (received) for income taxes	$373	$(651)	$1,629
Non-cash investing and financing activities:
Net receivable for securities sold	$—	$(2,610)	$—
Issuance of restricted common shares	$615	$16,339	$845
Distributions of securities to the asset-backed secured liquidity noteholders	$—	$3,623,049	$1,202,842
Affiliate contributions for collateralized loan obligation junior secured notes	$—	$—	$169,209
Exchange of convertible senior notes to equity	$8,808	$—	$—
Exchange of CLO 2009-1 subordinated notes to affiliate for 20% interest in CLO 2009-1 assets	$90,429	$—	$—

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization

        KKR Financial Holdings LLC together with its subsidiaries (the "Company" or "KKR Financial") is a specialty finance company with expertise in a range of asset classes. The Company invests in financial assets primarily consisting of below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable equity securities, private equity investments and credit default and total rate of return swaps. The corporate loans the Company invests in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of the Company's corporate debt investments are held in collateralized loan obligation ("CLO") transactions that the Company uses as long term financing for these investments. The Company's CLO transactions are structured as on-balance sheet securitizations of corporate loans and high yield debt securities. The senior secured notes issued by the CLO transactions are generally owned by third party investors who are unaffiliated with the Company and the Company owns the majority of the mezzanine and subordinated notes in the CLO transactions. The Company executes its core business strategy through majority-owned subsidiaries, including CLOs.

        KKR Financial Holdings LLC is a Delaware limited liability company and was organized on January 17, 2007. KKR Financial Holdings LLC is the successor to KKR Financial Corp., a Maryland corporation. KKR Financial Corp. was originally incorporated in the State of Maryland in July 2004 and elected to be treated as a real estate investment trust ("REIT") for United States federal income tax purposes. On May 4, 2007, KKR Financial completed a restructuring transaction (the "Restructuring Transaction"), pursuant to which KKR Financial Corp. became a subsidiary of KKR Financial and each outstanding share of KKR Financial Corp.'s common stock was converted into one of KKR Financial's common shares, which are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". KKR Financial intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes. The Restructuring Transaction has been accounted for as a reorganization of entities under common control whereby the consolidated assets and liabilities of the Company were recorded at the historical cost of KKR Financial Corp., as reflected on its consolidated financial statements. The Company is considered KKR Financial Corp.'s successor for accounting purposes, and KKR Financial Corp.'s consolidated financial statements for prior periods are the Company's historical consolidated financial statements presented herein. On June 30, 2008, the Company completed the sale of a controlling interest in KKR Financial Corp. to Rock Capital 2 LLC, which did not result in a gain or loss.

        KKR Financial Advisors LLC (the "Manager"), a wholly owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC (previously known as KKR Financial LLC), manages the Company pursuant to a management agreement (the "Management Agreement"). Kohlberg Kravis Roberts & Co. (Fixed Income) LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company, consolidated residential mortgage loan

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

securitization trusts where the Company is the primary beneficiary, and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. KKR Financial Corp., which was sold on June 30, 2008, is presented as discontinued operations for financial statement purposes. The Company's remaining residential mortgage investment operations are presented as continuing operations for all periods presented. See Note 20 to these consolidated financial statements for further discussion.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from management's estimates.

Consolidation

        The Company consolidates all non-variable interest entities in which it holds a greater than 50 percent voting interest. The Company also consolidates all variable interest entities ("VIEs") for which it is considered to be the primary beneficiary. In general, an enterprise is required to consolidate a VIE when the enterprise holds a variable interest in the VIE and is deemed to be the primary beneficiary of the VIE. An enterprise is the primary beneficiary if it absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both.

        KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A") and KKR Financial CLO 2009-1, Ltd. ("CLO 2009-1"), are entities established to complete secured financing transactions. These entities are VIEs and are not considered to be qualifying special-purpose entities ("QSPEs"). The Company has determined it is the primary beneficiary of these entities and has included the accounts of these entities in these consolidated financial statements. Additionally, the Company is the primary beneficiary of 6 residential mortgage loan securitization trusts that are not considered to be QSPEs and the Company has therefore included the accounts of these entities in these consolidated financial statements.

        All inter-company balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity for disclosure purposes. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

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

  Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, certain securities sold, not yet purchased and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

  Generally, assets and liabilities carried at fair value and included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain derivatives.

        During the second quarter of 2009, the Company adopted additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability (or similar assets or liabilities). A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be determinative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. The adoption did not have a material impact on the Company's consolidated financial statements.

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

        On the consolidated statement of cash flows, net additions or reductions to restricted cash and cash equivalents are classified as an investing activity as restricted cash and cash equivalents reflect the receipts from collections or sales of investments, as well as payments made to acquire investments held by third parties.

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

        The Company monitors its available-for-sale securities portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. The Company considers many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. In addition, for debt securities, the Company considers its intent to sell the debt security, the Company's estimation of whether or not it expects to recover the debt security's entire amortized cost if it intends to hold the debt security, and whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery. For equity securities, the Company also considers its intent and ability to hold the equity security for a period of time sufficient for a recovery in value.

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

        During the second quarter of 2009, the Company adopted new guidance which amended the previous other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption did not have a material impact on the Company's consolidated financial statements.

        Unamortized premiums and unaccreted discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Equity Investments, at Estimated Fair Value

        Equity investments, consisting of both certain marketable and private equity investments, are carried at estimated fair value as the Company elected the fair value option of accounting. Equity investments carried at fair value are presented separately on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains and losses on investments on the statements of operations.

Private Equity Investments, at Cost

        Private equity investments are accounted for under either the cost method or at fair value if the fair value option of accounting has been elected (see "Equity Investments, at Estimated Fair Value" above). The Company evaluates its investments accounted for under the cost method on a quarterly basis for possible other-than-temporary impairment. The Company reduces the carrying value of the investment and recognizes a loss when the Company considers a decline in estimated fair value below the cost basis of the security to be other-than-temporary. Private equity investments recorded at cost are included in other assets on the consolidated balance sheets.

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

Allowance for Loan Losses

        The Company's allowance for loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company's allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of the Company's loan portfolio that is performed on a quarterly basis. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertains to specific loans that the Company has determined are impaired. The Company determines a loan is impaired when management estimates that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis, the Company performs a comprehensive review of its entire loan portfolio and identifies certain loans that it has determined are impaired. Once a loan is identified as being impaired, the Company places the loan on non-accrual status, unless the loan is already on non-accrual status, and records a reserve that reflects management's best estimate of the loss that the Company expects to recognize from the loan.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Generally, the expected loss is estimated as being the difference between the Company's current cost basis of the loan, including accrued interest receivable, and the loan's estimated fair value.

        The unallocated component of the Company's allowance for loan losses reflects its estimate of probable losses inherent in the loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. The Company estimates the unallocated component of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairment. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. Loans that demonstrate possible indicators of impairment are aggregated on a watch list for monitoring and are sub-divided for categorization based on the seniority of the loan in the issuer's capital structure, whether the loan is secured or unsecured, and the nature of the collateral securing the loan, for purposes of applying possible default and loss severity ranges based on the nature of the issuer and the specific loan. The Company applies a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base its estimate of probable losses that results in the determination of the unallocated component of the Company's allowance for loan losses.

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

Derivative Financial Instruments

        The Company recognizes all derivatives on the consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument ("free-standing derivative"). For a fair value hedge, the Company records changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive (loss) income and subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in other (loss) income.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Manager Compensation

        The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company's financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain expenses incurred on the Company's behalf. See Note 16 to these consolidated financial statements for additional discussion on the payment of the base management fee and incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Compensation

        The Company accounts for share-based compensation issued to its directors and to its Manager using a fair value based methodology prescribed. Compensation cost related to restricted common shares issued to the Company's directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and common share options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the graded vesting attribution method to amortize compensation expense for the restricted common shares and common share options granted to the Manager.

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

        During 2009, the Company owned an equity interest in KKR Financial Holdings II, LLC ("KFH II") which elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements. Even though KFH II qualified for federal taxation as a REIT, it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        KKR TRS Holdings, Ltd. ("TRS Ltd."), KKR Financial Holdings, Ltd. ("KFH Ltd."), KFN PEI VII, LLC ("PEI VII"), KFH PE Holdings I LLC ("PE I"), KFH PE Holdings II LLC ("PE II"), and KKR Financial Holdings, Inc. ("KFH Inc.") are wholly-owned subsidiaries of the Company and are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in PEI VII, PE I, PE II, and KFH Inc., domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are foreign subsidiaries of the Company that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd. and KFH Ltd. are foreign corporate subsidiaries that were formed to make certain foreign and domestic investments from time to time. TRS Ltd. and KFH Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are generally anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will generally be required to include their current taxable income in the Company's calculation of its taxable income allocable to shareholders.

Earnings Per Share

        Effective January 1, 2009, the Company calculates earnings per share ("EPS") using the two-class method which is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

        The Company presents both basic and diluted earnings (loss) per common share in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings (loss) per share ("Diluted EPS") reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, as well as the potential dilution of convertible senior notes using the if-converted method, if they are not anti-dilutive. See Note 3 to these consolidated financial statements for earnings (loss) per common share computations.

Recent Accounting Pronouncements

  Recognition of other-than-temporary losses

        In January 2009, the Financial Accounting Standards Board ("FASB") issued new guidance which eliminates the requirement that a holder's best estimate of cash flows be based upon those that "a market participant" would use. Instead, it requires that an other-than-temporary impairment be recognized as a realized loss when it is "probable" there has been an adverse change in the holder's estimated cash flows from the cash flows previously projected. The topic also reiterates and emphasizes the related guidance and disclosure requirements of other-than-temporary impairments on debt and equity securities in financial statements. The standard is effective for all periods ending after December 15, 2008 and retroactive application is not permitted. The Company has taken this topic into consideration when evaluating its investments for other-than-temporary impairment.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

  Accounting for transfers of financial assets and consolidation of VIEs

        In June 2009, the FASB issued new guidance which amends the accounting for the transfers of financial assets and the consolidation of VIEs. Most significantly, the new guidance eliminates the concept of a QSPE and will significantly affect existing securitizations that use QSPEs, as well as future securitizations. The disclosures required by this guidance are to provide greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets.

        Also in June 2009, the FASB issued new guidance which addresses the effects of elimination of the QSPE concept and significantly changes the criteria by which an enterprise determines whether or not it must consolidate a VIE. Under the new guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additional disclosure for various areas including situations that use significant judgment and assumptions in determining whether to consolidate a VIE as well as the nature of and changes in the risks associated with a VIE will be required according to the new guidance.

        In December 2009, the FASB issued amendments to both of the new guidance described above to improve financial reporting and information for users. Amendments included replacing the quantitative-based risks and rewards calculation for determining which reporting entity has a controlling financial interest in a VIE, as well as additional disclosures about a reporting entity's involvement in VIEs.

        As of December 31, 2009, $74.4 million of the Company's residential mortgage-backed securities ("RMBS") investments were in 6 residential mortgage-backed securitization trusts for which the Company was deemed to be the primary beneficiary of these entities and as such, consolidated these trusts in accordance with GAAP. This resulted in the Company reflecting the financial position and results of these trusts in its consolidated financial statements. However, as a result of the effects of the new guidance regarding the amended consolidation model to be based on power and economics, the Company has determined that consolidation of these trusts will no longer be required. The deconsolidation of the 6 residential mortgage-backed securitization trusts is expected to result in a reduction of both total assets and total liabilities of approximately $2.0 billion (based on December 31, 2009 amounts), with no net impact on either shareholders' equity or results of operations.

  Measuring fair value of liabilities

        In September 2009, the FASB issued new guidance providing further guidance on how to measure the fair value of a liability. The new guidance primarily sets forth the types of valuation techniques to be used to value a liability when a quoted price in an active market for the identical liability is not available. In these circumstances, a company can apply the quoted price of an identical or similar liability when traded as an asset, or other valuation techniques. The new guidance was adopted in the fourth quarter of 2009 and did not have a material impact on the Company's financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Earnings (Loss) per Share

        The following table presents a reconciliation of basic and diluted net income (loss) per common share, as well as the distributions declared per common share for the years ended December 31, 2009, 2008 and 2007 (amounts in thousands, except per share information):

	Year ended December 31, 2009(1)	Year ended December 31, 2008(1)	Year ended December 31, 2007(1)
Income (loss) from continuing operations	$76,936	$(1,077,708)	$217,450
Less: Dividends and undistributed earnings (losses) allocated to participating securities	614	1,818	2,997

Income (loss) from continuing operations applicable to common shareholders	76,322	(1,079,526)	214,453
Income (loss) from discontinued operations	—	2,668	(317,655)

Net income (loss) applicable to common shareholders	$76,322	$(1,076,858)	$(103,202)

Basic:
Basic weighted-average shares outstanding	153,756	140,027	89,953
Income (loss) per share from continuing operations	$0.50	$(7.71)	$2.38

Income (loss) per share from discontinued operations	$—	$0.02	$(3.53)

Net income (loss) per share	$0.50	$(7.69)	$(1.15)

Diluted:
Basic weighted-average shares outstanding	153,756	140,027	89,953

Diluted weighted-average shares outstanding(2)	153,756	140,027	89,953

Income (loss) per share from continuing operations	$0.50	$(7.71)	$2.38

Income (loss) per share from discontinued operations	$—	$0.02	$(3.53)

Net income (loss) per share	$0.50	$(7.69)	$(1.15)

Distributions declared per common share	$0.05	$1.30	$2.16

(1)
For the years ended December 31, 2009, 2008 and 2007, EPS reflects the retrospective adjustments to include unvested share-based payment awards as participating securities.

(2)
Potential anti-dilutive common shares excluded from diluted income earnings per share for the year ended December 31, 2009 consisted of 8,896,784 common shares, related to convertible debt securities and 1,932,279 common shares related to common share options. Potential anti-dilutive common shares excluded from diluted income earnings per share for the years ended December 31, 2008 and 2007, consisted of 9,646,714 common shares and 4,268,675 common shares, respectively, related to convertible debt securities and 1,932,279 common shares each year related to common share options.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Equity Investments, at Estimated Fair Value

        The Company elected the fair value option of accounting for certain marketable and private equity investments. These investments are carried at estimated fair value totaling $120.3 million as of December 31, 2009, and are presented separately as equity investments, at estimated fair value on the consolidated balance sheets. As of December 31, 2008, the Company had equity investments, at estimated fair value of $5.3 million.

        For the year ended December 31, 2009, the Company recorded net realized and unrealized gains totaling $13.0 million from equity investments carried at estimated fair value. There were no net realized and unrealized gains or losses on the equity investments carried at estimated fair value for the years ended December 31, 2008 and 2007.

        Note 10 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged equity investments, at estimated fair value, for borrowings. The following table summarizes the carrying value of equity investments, at estimated fair value, pledged as collateral under secured financing transactions as of December 31, 2009 and 2008 (amounts in thousands):

	As of December 31, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$54,497	$—
Pledged as collateral for collateralized loan obligation senior secured notes, junior secured notes to affiliates and junior secured notes	56,315	5,287

Total	$110,812	$5,287

Note 5. Securities Available-for-Sale

        The following table summarizes the Company's securities classified as available-for-sale as of December 31, 2009, which are carried at estimated fair value (amounts in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate securities	$560,637	$198,242	$(4,470)	$754,409
Common and preferred stock	713	564	—	1,277

Total	$561,350	$198,806	$(4,470)	$755,686

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Securities Available-for-Sale (Continued)

        The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2009 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
Description	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Corporate securities	$8,437	$(113)	$70,967	$(4,357)	$79,404	$(4,470)

Total	$8,437	$(113)	$70,967	$(4,357)	$79,404	$(4,470)

        The unrealized losses in the table above are considered to be temporary impairments due to market factors and are not reflective of credit deterioration. The Company considers many factors when evaluating whether an impairment is other-than-temporary. For corporate debt securities included in the table above, the Company does not intend to sell them and does not believe that it is more likely than not that the Company will be required to sell any of its corporate debt securities prior to recovery. In addition, based on the analyses performed by the Company on each of its corporate debt securities, the Company believes that it is able to recover the entire amortized cost amount of the corporate debt securities included in the table above.

        During the year ended December 31, 2009, the Company recognized a loss totaling $43.9 million for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized (loss) gain on investments in the consolidated statements of operations.

        As of December 31, 2009, the Company had no corporate debt securities in default. As of December 31, 2008, the Company held one corporate debt security that was in default with a total fair value of $3.2 million. This corporate debt security was determined to be other-than-temporarily impaired as of December 31, 2008.

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

        The unrealized losses in the table above are considered to be temporary impairments due to market factors and are not reflective of credit deterioration. In 2008, when evaluating whether an impairment was other-than-temporary, the Company performed an analysis of the anticipated future cash flows and the ability and intent to hold the investment for a sufficient amount of time to recover the unrealized losses. Additionally, the Company considered the current events specific to the issuer or industry including widening credit spreads and external credit ratings, as well as interest rate volatility. The Company performed credit analyses in relation to these investments and determined that the carrying value of these investments were expected to be fully recoverable over their expected holding period. Because the Company had the intent and ability to hold these investments until recovery, the related unrealized losses were not considered to be other-than-temporary impairments.

        During the year ended December 31, 2008, the Company recognized a loss totaling $474.5 million for securities that it determined to be other-than-temporarily impaired, which are excluded from the table above. These securities were determined to be other-than-temporarily impaired either due to the Company's determination that recovery in value was no longer likely or because the Company decided to sell the respective security in response to specific credit concerns of the issuer. The charges relating to the impairment of these securities were recognized in net realized and unrealized (loss) gain on investments in the consolidated statements of operations.

        During the year ended December 31, 2007, the Company recognized losses totaling $5.9 million for a corporate debt security that it determined to be other-than-temporarily impaired.

        The following table shows the net realized gains (losses) on the sales of securities (amounts in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Gross realized gains	$24,163	$5,304	$44,271
Gross realized losses	(9,493)	(111,532)	(5,063)

Net realized gains (losses)	$14,670	$(106,228)	$39,208

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Securities Available-for-Sale (Continued)

        The following table summarizes the estimated fair value of corporate debt securities by contractual maturity and weighted average coupon based on par values as of December 31, 2009 (dollar amounts in thousands):

Description	Estimated Fair Value	Weighted Average Coupon
Due within one year	$—	—%
One to five years	591,848	8.5
Five to ten years	145,386	9.8
Greater than ten years	17,175	2.0

Total	$754,409

        The remaining contractual maturities were allocated assuming no prepayments. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

        Note 10 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of December 31, 2009 and December 31, 2008 (amounts in thousands):

	As of December 31, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$107,845	$93,764
Pledged as collateral for collateralized loan obligation senior secured notes, junior secured notes to affiliates and junior secured notes	633,104	459,677

Total	$740,949	$553,441

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Corporate Loans and Allowance for Loan Losses

        The following table summarizes the Company's corporate loans as of December 31, 2009 and 2008 (amounts in thousands):

	December 31, 2009			December 31, 2008
	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans
Principal(1)	$6,180,028	$1,033,383	$7,213,411	$7,983,449	$472,669	$8,456,118
Unamortized discount	(324,795)	(76,028)	(400,823)	(255,877)	(10,751)	(266,628)

Total amortized cost	5,855,233	957,355	6,812,588	7,727,572	461,918	8,189,490
Lower of cost or fair value adjustment	—	(31,637)	(31,637)	—	(137,269)	(137,269)
Allowance for loan losses	(237,308)	—	(237,308)	(480,775)	—	(480,775)

Net carrying value	$5,617,925	$925,718	$6,543,643	$7,246,797	$324,649	$7,571,446

(1)
Principal amount is net of charge-offs and other adjustments totaling $158.8 million and nil as of December 31, 2009 and 2008, respectively.

        The following table summarizes the changes in the allowance for loan losses for the Company's corporate loan portfolio during the years ended December 31, 2009, 2008 and 2007 (amounts in thousands).

	2009	2008	2007
Balance at beginning of year	$480,775	$25,000	$—
Provision for loan losses	39,795	481,488	25,000
Charge-offs	(283,262)	(25,713)	—

Balance at end of year	$237,308	$480,775	$25,000

        As of December 31, 2009 and 2008, the Company recorded an allowance for loan loss of $237.3 million and $480.8 million, respectively. As described in Note 2 to these consolidated financial statements, the allowance for loan losses represents the Company's estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company's estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

        As of December 31, 2009, the allocated component of the allowance for loan losses totaled $81.7 million and relates to investments in loans issued by 6 issuers with an aggregate par amount of $223.6 million and an aggregate amortized cost amount of $121.2 million. As of December 31, 2008, the allocated component of the allowance for loan losses totaled $320.6 million and relates to investments in loans issued by 11 issuers with an aggregate par amount of $828.2 million and an aggregate amortized cost amount of $715.4 million. The unallocated component of the allowance for loan losses totaled $155.6 million and $160.2 million as of December 31, 2009 and December 31, 2008, respectively. During the year ended December 31, 2009, the Company recorded charge-offs totaling

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Corporate Loans and Allowance for Loan Losses (Continued)

$283.3 million comprised primarily of loans transferred to loans held for sale and loans exchanged for equity, certain of which qualified as troubled debt restructurings. The Company recorded a charge-off during the year ended December 31, 2008 totaling $25.7 million relating to one investment in a corporate loan.

        The Company recorded a $51.0 million charge to earnings during the year ended December 31, 2009 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had a carrying value of $925.7 million as of December 31, 2009. The Company recorded a $137.3 million charge to earnings during the year ended December 31, 2008 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had an estimated fair value of $324.6 million as of December 31, 2008. The Company had no corporate loans held for sale during the year ended December 31, 2007.

        As of December 31, 2009 and December 31, 2008, the Company had loans on non-accrual status with total amortized cost of $439.9 million and $358.0 million, respectively. The average recorded investment in the impaired loans included in non-accrual loans during the year ended December 31, 2009 and 2008 was $600.9 million and $628.7 million, respectively. As of December 31, 2009 and 2008, the allocated component of the allowance for loan losses included all impaired loans for the respective periods. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $16.9 million for the year ended December 31, 2009 and immaterial for the year ended December 31, 2008.

        As of December 31, 2009, the Company held corporate loans that were in default with a total amortized cost of $392.5 million from 7 issuers. As of December 31, 2008, the Company held corporate loans that were in default with a total amortized cost of $312.7 million from 3 issuers. The majority of corporate loans in default during 2009 and 2008 were included in the loans for which the allocated component of the Company's allowance for losses was related to or in those investments for which the Company determined were loans held for sale as of December 31, 2009 and December 31, 2008, respectively.

        Note 10 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans held for sale and corporate loans pledged as collateral as of December 31, 2009 and 2008 (amounts in thousands):

	As of December 31, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$425,740	$182,899
Pledged as collateral for collateralized loan obligation senior secured notes, junior secured notes to affiliates and junior secured notes	6,354,382	7,953,423

Total	$6,780,122	$8,136,322

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Residential Mortgage-Backed Securities

        As of December 31, 2009 and 2008, RMBS, at estimated fair value, totaled $47.6 million and $102.8 million, respectively.

        As of December 31, 2009, all residential mortgage-backed securities had contractual maturity dates of greater than five years, assuming no prepayments. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

        Note 10 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged RMBS. The following table summarizes the estimated fair value of RMBS pledged as collateral as of December 31, 2009 and 2008 (amounts in thousands):

	As of December 31, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$42,627	$96,651
Pledged as collateral for collateralized loan obligation senior secured notes, junior secured notes to affiliates and junior secured notes	4,945	6,163

Total	$47,572	$102,814

Note 8. Residential Mortgage Loans

        The following table summarizes the Company's residential mortgage loans as of December 31, 2009 and 2008 (amounts in thousands):

	As of December 31, 2009	As of December 31, 2008
Residential mortgage loans, at estimated fair value(1)	$2,097,699	$2,620,021

(1)
Excludes real estate owned ("REO") by the Company as a result of foreclosure on delinquent loans of $11.4 million and $10.8 million as of December 31, 2009 and 2008, respectively. Loans are transferred to REO at lower of cost or fair value. REO is recorded within other assets on the Company's consolidated balance sheets.

        Note 10 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged residential mortgage loans. The following table summarizes the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Residential Mortgage Loans (Continued)

estimated fair value of residential mortgage loans pledged as collateral as of December 31, 2009 and 2008 (amounts in thousands):

	As of December 31, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$74,366	$167,933
Pledged as collateral for residential mortgage-backed securities issued	2,023,333	2,452,088

Total	$2,097,699	$2,620,021

        The following schedule summarizes the Company's residential mortgage loans as of December 31, 2009, none of which were individually greater than 3% of the total carrying value of the Company's residential mortgage loan portfolio (dollar amounts in thousands):

Description	Interest Rate %	Final Maturity Date	Carrying Amount of Mortgage(1)	Principal Amount of Loans Subject to Delinquent Principal or Interest(2)
< = $250	0.63 - 6.75	9/1/2027 - 12/1/2035	$263,247	$33,003
$251 - 500	0.63 - 6.76	4/1/2024 - 12/1/2035	1,032,389	106,269
$501 - 750	0.50 - 5.91	8/1/2015 - 12/1/2035	372,842	26,365
$751 - 1,000	0.63 - 6.25	8/1/2029 - 12/1/2035	182,686	7,677
> $1,000	0.50 - 6.00	10/1/2028 - 12/1/2035	241,541	9,598

Total			$2,092,705	$182,912

(1)
Excludes certain residential mortgage loans which pay interest-only with a fair value of $16.4 million and includes REOs of $11.4 million.

(2)
Includes all loans in bankruptcy.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Residential Mortgage Loans (Continued)

        The following schedule summarizes the Company's residential mortgage loans as of December 31, 2008, none of which were individually greater than 3% of the total carrying value of the Company's residential mortgage loan portfolio (dollar amounts in thousands):

Description	Interest Rate %	Final Maturity Date	Carrying Amount of Mortgage(1)	Principal Amount of Loans Subject to Delinquent Principal or Interest(2)
< = $250	4.00 - 7.25	9/1/2027 - 12/1/2035	$292,892	$29,389
$251 - 500	3.75 - 7.38	4/1/2024 - 12/1/2035	1,309,173	64,130
$501 - 750	4.13 - 6.50	8/1/2015 - 12/1/2035	439,685	13,326
$751 - 1,000	3.50 - 6.75	8/1/2029 - 12/1/2035	261,820	6,066
> $1,000	4.50 - 6.50	10/1/2028 - 12/1/2035	289,838	4,888

Total			$2,593,408	$117,799

(1)
Excludes certain residential mortgage loans which pay interest-only with a fair value of $37.4 million and includes REOs of $10.8 million.

(2)
Includes all loans in bankruptcy.

        The following is a reconciliation of carrying amounts of residential mortgage loans for the years ended December 31, 2009 and 2008 (amounts in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008
Balance at beginning of period	$2,620,021	$3,921,323
Deductions
Collections of principal	(585,429)	(666,900)
Transfers in to REO	(646)	(3,594)
Net realized and unrealized gain/loss and amortization/accretion of premium/discount	63,753	(630,808)

Balance at close of period	$2,097,699	$2,620,021

        As of December 31, 2009, 26 of the residential mortgage loans owned by the Company with an outstanding balance of $11.4 million (not included in the table above) were REOs as a result of foreclosure on delinquent loans. As of December 31, 2008, 33 of the residential mortgage loans owned by the Company with an outstanding balance of $10.8 million (not included in the table above) were REOs as a result of foreclosure on delinquent loans.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Residential Mortgage Loans (Continued)

        As of December 31, 2009 and 2008, the Company had 277 loans and 143 loans, respectively, that were either 90 days or greater past due or in foreclosure and placed on non-accrual status.

        As of December 31, 2009 and 2008, the Company's residential loan investment portfolio did not have any material concentrations in investor owned properties, multi-unit housing properties, condominium properties and/or cooperative properties. A material portion of the Company's residential loans are non-conforming mortgage loans, not due to credit quality, but because the mortgage loans have balances that exceed the maximum balances necessary to qualify as a conforming mortgage loan.

        The following table summarizes the delinquency statistics of the residential mortgage loans, excluding REOs, as of December 31, 2009 and 2008 (dollar amounts in thousands):

	December 31, 2009		December 31, 2008
Delinquency Status	Number of Loans	Principal Amount	Number of Loans	Principal Amount
30 to 59 days	84	$37,261	93	$37,282
60 to 89 days	47	19,389	41	15,654
90 days or more	138	55,697	76	29,803
In foreclosure	139	57,497	67	22,841

Total	408	$169,844	277	$105,580

        As of December 31, 2009 and 2008, the loss exposure or uncollected principal amount related to the Company's delinquent residential mortgage loans in the table above exceeded their fair value by $20.2 million and $4.0 million, respectively.

        The following table summarizes the geographic distribution of the Company's residential mortgage loan portfolio, excluding REOs, as of December 31, 2009 and 2008 (dollar amounts in thousands):

	As of December 31, 2009			As of December 31, 2008
State or Territory	Number of Loans	Principal Amount	% of Principal Amount	Number of Loans	Principal Amount	% of Principal Amount
California	1,861	$1,052,206	38.2%	2,229	$1,262,414	37.6%
Florida	599	266,029	9.7	677	308,374	9.2
New York	291	171,756	6.2	348	207,766	6.2
New Jersey	244	131,912	4.8	299	160,558	4.8
Virginia	262	116,429	4.2	323	145,849	4.3
Other	2,448	1,015,219	36.9	3,015	1,272,587	37.9

Total	5,705	$2,753,551	100%	6,891	$3,357,548	100%

Note 9. Residential Mortgage-Backed Securities Issued

        Residential mortgage-backed securities issued ("RMBS Issued") consists of the senior tranches of 6 residential mortgage loan securitization trusts that the Company consolidates under GAAP (see Note 2) and for which the Company reports the debt issued by these trusts that it does not hold on its

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Residential Mortgage-Backed Securities Issued (Continued)

consolidated balance sheets. The following table summarizes the Company's RMBS Issued as of December 31, 2009 and 2008 (amounts in thousands):

	December 31, 2009		December 31, 2008
Description	Outstanding	Estimated Fair Value	Outstanding	Estimated Fair Value
Residential mortgage-backed securities issued	$2,583,747	$2,034,772	$3,154,974	$2,462,882

        The Company carries RMBS Issued at estimated fair value with changes in estimated fair value reflected in net income. As of December 31, 2009 and 2008, the weighted-average coupon of the RMBS Issued was 2.3% and 3.4%, respectively, and the weighted average years to maturity were 25.8 years and 26.8 years as of December 31, 2009 and 2008, respectively.

Note 10. Borrowings

        Certain information with respect to the Company's borrowings as of December 31, 2009 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Senior secured credit facility(2)	$175,000	4.23%	679	$739,640
CLO 2005-1 senior secured notes	832,622	0.61	2,673	868,291
CLO 2005-2 senior secured notes	800,504	0.58	2,887	859,457
CLO 2006-1 senior secured notes	683,266	0.63	3,159	858,317
CLO 2007-1 senior secured notes	2,176,805	0.82	4,153	2,337,779
CLO 2007-1 junior secured notes to affiliates(3)	437,730	—	4,153	468,422
CLO 2007-1 junior secured notes(4)	14,185	—	4,153	15,237
CLO 2007-A senior secured notes	1,157,209	1.16	2,845	1,137,077
CLO 2007-A junior secured notes to affiliates(5)	96,056	—	2,845	94,505
CLO 2007-A junior secured notes(6)	3,125	—	2,845	3,074
Convertible senior notes	275,800	7.00	927	—
Junior subordinated notes	283,517	5.41	9,747	—

Total	$6,935,819			$7,381,799

(1)
Collateral for borrowings consists of RMBS, securities available-for-sale, equity investments, private equity investments, corporate and residential mortgage loans, and common stock warrants.

(2)
Calculated weighted average remaining maturity based on the amended maturity date of November 10, 2011.

(3)
CLO 2007-1 junior secured notes to affiliates consist of (x) $256.9 million of mezzanine notes with a weighted average borrowing rate of 5.2% and (y) $180.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Borrowings (Continued)

(4)
Represents CLO 2007-1 mezzanine and subordinated notes transferred from the Company's affiliate to a third party. The CLO 2007-1 junior secured notes consist of (x) $8.4 million of mezzanine notes with a weighted average borrowing rate of 5.2% and (y) $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)
CLO 2007-A junior secured notes to affiliates consist of (x) $81.5 million of mezzanine notes with a weighted average borrowing rate of 6.5% and (y) $14.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)
Represents CLO 2007-A mezzanine and subordinated notes transferred from the Company's affiliate to a third party. The CLO 2007-A junior secured notes consist of (x) $2.6 million of mezzanine notes with a weighted average borrowing rate of 6.5% and (y) $0.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

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

(4)
Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from Wayzata. Note that the $125.0 million outstanding is included in collateralized loan obligation junior secured notes to affiliates on the consolidated balance sheets.

CLO 2009-1

        On January 12, 2009, Wayzata Funding LLC ("Wayzata") was amended to eliminate the market value-based covenants. Under the amended facility, cash flow generated by the collateral would not be distributed to junior noteholders, including the Company, until all senior obligations of Wayzata are paid in full or otherwise satisfied. Several additional changes were made to Wayzata as part of the amendment process, including, to (i) increase the coupon on the senior secured notes to three-month LIBOR plus 3.75%, which under certain circumstances may be increased to a maximum of three-month LIBOR plus 5.00%, (ii) reduce the aggregate outstanding par amount of senior secured notes to approximately $675.0 million using free cash in the structure and proceeds from the sale of certain assets designated for liquidation by the senior noteholder, (iii) significantly limit the Wayzata portfolio manager's right to reinvest principal proceeds from the collateral in new assets and (iv) give the noteholders, including the Company, the collective right to restructure Wayzata into a cash flow CLO transaction.

        On March 31, 2009, the Company completed the restructuring of Wayzata whereby substantially all of Wayzata's assets were transferred to CLO 2009-1, a newly formed special purpose company, which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. CLO 2009-1 was structured as a cash flow transaction and does not contain the market value provisions previously contained in Wayzata. The portfolio manager of the CLO is an affiliate of the Manager. The notes issued by CLO 2009-1 are secured by the same collateral that secured the Wayzata facility, consisting primarily of senior secured leveraged loans. As was the case with Wayzata, the Company and an affiliate of the Manager owned all of the subordinated notes issued by the CLO. The subordinated notes entitle the Company to receive a pro rata portion of all excess cash flows from the portfolio after all senior obligations of CLO 2009-1 have been paid in full or otherwise satisfied, including all outstanding principal of the senior notes and interest thereon accruing at a rate of 3-month LIBOR plus 4.25%.

        The restructuring of Wayzata and the formation of CLO 2009-1 outlined above qualified as a troubled debt restructuring. Prior to the restructuring on March 31, 2009, an affiliate of the Manager held an aggregate par amount of $125.0 million of subordinated notes issued by Wayzata (the "Wayzata Subordinated Notes"). In connection with the restructuring, the Wayzata Subordinated Notes were exchanged for $30.9 million par amount of junior notes issued by CLO 2009-1 (the "CLO 2009-1 Junior Notes"). The portion of the CLO 2009-1 Junior Notes held by the affiliate of the Manager was carried at $90.4 million which represented the total future cash payments that the affiliate of the Manager could receive from the CLO 2009-1 Junior Notes. The exchange by the affiliate of the Manager of Wayzata Subordinated Notes for CLO 2009-1 Junior Notes was treated as a modification of terms of the Wayzata Subordinated Notes. Accordingly, the Company recognized a gain on debt

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Borrowings (Continued)

restructuring totaling $34.6 million, or $0.23 per diluted common share, which reflected the difference between the Company's carrying amount of interest in the Wayzata Subordinated Notes held by the affiliate of the Manager, or $125.0 million, and the carrying value of the portion of the CLO 2009-1 Junior Notes held by the same affiliate of the Manager, or $90.4 million. The Wayzata Subordinated Notes were included in collateralized loan obligation junior secured notes to affiliates on the consolidated balance sheets as of December 31, 2008.

        During the second quarter of 2009, the proceeds from the sale of certain CLO 2009-1 assets were used to pay down $516.4 million of CLO 2009-1 senior secured notes. On July 24, 2009, the Company retired the remaining outstanding balance of senior notes issued by CLO 2009-1 totaling $44.4 million. Prior to the retirement of the senior notes, an affiliate of the Company held a 20% interest in the subordinated notes issued by CLO 2009-1 as described above. As part of the deleveraging of CLO 2009-1, the subordinated notes in CLO 2009-1 held by the Company's affiliate were retired in exchange for the affiliate's proportionate interest in the assets held by CLO 2009-1.

        The retirement of the senior notes issued by CLO 2009-1 included the payment of a $28.8 million placement fee to the senior note holders that was paid from the cash held by CLO 2009-1. The placement fee was structured to be paid by CLO 2009-1 on a quarterly basis over the life of the transaction and the $28.8 million amount reflects the present value of the future quarterly fee payments. As the Company consolidates CLO 2009-1, this fee was recognized as an expense during the third quarter of 2009 and was partially offset by a $14.4 million net gain recognized from the retirement of the subordinated notes issued by CLO 2009-1 to an affiliate. The net loss from the CLO 2009-1 deleveraging was recorded in net gain on restructuring and extinguishment of debt on the consolidated statements of operations.

CLO Notes

        The indentures governing the Company's CLO transactions include numerous compliance tests, the majority of which relate to the CLO's portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO's manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests ("OC Tests") which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC test is brought back into compliance. Due to the failure of OC Tests during the year ended December 31, 2009, CLO 2005-2 senior secured notes were paid down by $9.0 million, CLO 2006-1 senior secured notes were paid down by $32.1 million, CLO 2007-1 senior secured notes were paid down by $149.5 million and CLO 2007-A senior secured notes were paid down by $56.1 million.

        Due to the failure of OC Tests during 2008, CLO 2006-1 senior secured notes were paid down by $12.1 million and CLO 2007-1 senior secured notes were paid down by $53.6 million.

        On July 10, 2009, the Company surrendered for cancellation, without consideration, approximately $298.4 million in aggregate of mezzanine notes and junior notes ("Surrendered Notes") issued to the Company by CLO 2005-1, CLO 2005-2 and CLO 2006-1. The Surrendered Notes were promptly

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Borrowings (Continued)

cancelled upon receipt by the trustee of each transaction and the related debt was extinguished by the issuers thereof. The Company consolidates its CLO subsidiaries and therefore, this transaction did not have an impact on its consolidated financial statements. Similarly, as CLO 2005-1, CLO 2005-2 and CLO 2006-1 are treated as disregarded entities for tax purposes, this transaction is not expected to have any tax implications for the Company or its shareholders.

Senior Secured Credit Facility

        On August 5, 2009, the Company entered into an agreement with its lenders to amend the terms of its senior secured credit facility (the "Credit Agreement"). Among other things, the amendment provides that: (i) the size of the facility be reduced to $200.0 million from $300.0 million, (ii) the lending commitments of the lenders to this facility be modified to provide for quarterly amortization of $12.5 million per quarter until the size of the facility has been reduced to $150 million on June 30, 2010, (iii) the interest rate applicable to borrowings under the facility be increased from LIBOR plus 300 basis points to LIBOR plus 400 basis points, (iv) the adjusted tangible net worth covenant be reduced to $700.0 million from $1.0 billion, (v) the maturity date of the borrowings under the facility be extended to November 10, 2011, and (vi) certain events of default under the Credit Agreement be added. The amendment also provides that the Company can (i) pay a yearly distribution to its shareholders in an amount equal to no greater than 50% of its taxable income for such year and (ii) use up to $50 million of its unrestricted cash to repurchase its convertible notes due July 2012 and/or its outstanding trust preferred securities. In conjunction with this amendment, the Company paid the lenders of the credit facility fees totaling $4.5 million.

        As of December 31, 2009, the Company believes it was in compliance with the Credit Agreement covenant requirements.

Standby Revolving Credit Facility

        On November 10, 2008, the Company entered into an agreement for a two year $100.0 million standby unsecured revolving credit agreement with its Manager and Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, the parent of its Manager. The borrowing facility had an original maturity of December 2010 and bore interest at a rate equal to LIBOR for an interest period of 1, 2 or 3 months (at the Company's option) plus 15.00% per annum.

        On November 5, 2009, the Company terminated the two year $100.0 million standby unsecured revolving credit facility and as a result, recorded a write-off of $1.4 million of unamortized debt issuance costs. There were no borrowings outstanding under the facility as of December 31, 2008 and as of the termination date.

Convertible Debt

        On July 23, 2007 the Company issued an aggregate of $300.0 million of 7.0% convertible senior notes maturing on July 15, 2012 (the "Notes") to qualified institutional buyers. The Notes represent senior unsecured obligations of the Company and bear interest at the rate of 7.0% per year. Interest is payable semi-annually on January 15 and July 15 of each year and began January 15, 2008. The Notes are convertible into the Company's common shares at a conversion price of $31.00. The conversion rate for each $1,000 principal amount of Notes is 32.2581 of the Company's common shares.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Borrowings (Continued)

        During June 2009, the Company completed two transactions to exchange a total of $15.7 million par value of convertible notes for 7.2 million of the Company's common shares. These transactions resulted in the Company recording a gain of $6.9 million, or approximately $0.05 per diluted common share, which was partially offset by a write-off of $0.1 million of unamortized debt issuance costs and $0.4 million of other associated costs during the second quarter of 2009.

        During 2008, the Company retired $8.5 million of the convertible notes, which resulted in a gain on extinguishment of $6.2 million, partially offset by a $0.1 million write-off of unamortized debt issuance costs.

        In May 2008, the FASB issued guidance clarifying the accounting for convertible debt instruments which may be settled in cash and in particular, specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company has assessed this guidance in relation to its convertible senior notes and determined that it did not have a material impact on its consolidated financial statements for the periods presented.

Junior Subordinated Notes

        In August 2009, the Company repurchased $5.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $3.8 million, partially offset by a $0.1 million write-off of unamortized debt issuance costs.

        During 2008, the Company repurchased $40.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $20.3 million, partially offset by a $1.3 million write-off of unamortized debt issuance costs and $0.8 million of other associated costs.

Contractual Obligations

        The table below summarizes the Company's contractual obligations (excluding interest) under borrowing agreements as of December 31, 2009 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Senior secured credit facility	$175,000	$25,000	$150,000	$—	$—
CLO 2005-1 senior secured notes	832,622	—	—	—	832,622
CLO 2005-2 senior secured notes	800,504	—	—	—	800,504
CLO 2006-1 senior secured notes	683,266	—	—	—	683,266
CLO 2007-1 senior secured notes	2,176,805	—	—	—	2,176,805
CLO 2007-1 junior secured notes to affiliates	437,730	—	—	—	437,730
CLO 2007-1 junior secured notes	14,185	—	—	—	14,185
CLO 2007-A senior secured notes	1,157,209	—	—	—	1,157,209
CLO 2007-A junior secured notes to affiliates	96,056	—	—	—	96,056
CLO 2007-A junior secured notes	3,125	—	—	—	3,125
Convertible senior notes	275,800	—	275,800	—	—
Junior subordinated notes	283,517	—	—	—	283,517

Total	$6,935,819	$25,000	$425,800	$—	$6,485,019

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Securities Sold, Not Yet Purchased

        Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. As of December 31, 2009, the Company had securities sold, not yet purchased with an amortized cost basis of $75.3 million and an accumulated net unrealized loss of $2.7 million. As of December 31, 2008, the Company had securities sold, not yet purchased with an amortized cost basis of $97.3 million and an accumulated net unrealized gain of $6.5 million.

        For the year ended December 31, 2009, the Company had net realized and unrealized gains on securities sold, not yet purchased of $3.6 million, compared to $50.3 million for the year ended December 31, 2008. The Company had net realized and unrealized gains on securities sold, not yet purchased of $8.7 million for the year ended December 31, 2007.

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

Free-Standing Derivatives

        Free-standing derivatives are derivatives that the Company has entered into in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include credit default swaps ("CDS"), foreign exchange contracts, and interest rate derivatives. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest on such notional amount plus any negative change in fair value amounts from such reference asset.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12. Derivative Financial Instruments (Continued)

        The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2009 and December 31, 2008 (amounts in thousands):

	As of December 31, 2009		As of December 31, 2008
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(43,800)	$383,333	$(77,668)
Fair Value Hedges:
Interest rate swaps	—	—	32,000	(2,915)
Free-Standing Derivatives:
Interest rate swaps	89,246	(281)	106,074	274
Credit default swaps—protection sold	51,000	(385)	53,500	(9,782)
Credit default swaps—protection purchased	—	—	222,650	69,972
Total rate of return swaps	104,446	11,809	207,524	(77,224)
Common stock warrants	—	2,471	—	—

Total	$628,025	$(30,186)	$1,005,081	$(97,343)

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

        As of December 31, 2009 and December 31, 2008, the Company had a notional amount of nil and $222.7 million, respectively, of credit protection purchased. As of December 31, 2009 and December 31, 2008, the Company had sold protection with a notional amount of approximately $51.0 million and $53.5 million, respectively. The Company sells protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives.

        The following table shows the net realized gains (losses) on the Company's CDS (amounts in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Gross realized gains	$58,967	$9,779	$3,261
Gross realized losses	(996)	(1,922)	(1,393)

Net realized gains (losses)	$57,971	$7,857	$1,868

        For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the years ended

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12. Derivative Financial Instruments (Continued)

December 31, 2009, 2008 and 2007, the Company recognized an immaterial amount of ineffectiveness in income on the consolidated statements of operations from its cash flow and fair value hedges.

        The following table summarizes by derivative instrument type the effect on income from free-standing derivatives for the periods (amounts in thousands):

Free-Standing Derivatives:	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Interest rate swaptions	$—	$—	$15
Interest rate swaps	(3,328)	3,108	843
Credit default swaps	17,632	41,177	7,599
Total rate of return swaps	45,607	(188,829)	(10,271)
Common stock warrants	457	(799)	799
Foreign exchange contracts	(255)	6,334	3

Net realized and unrealized gains (losses) on free-standing derivatives	$60,113	$(139,009)	$(1,012)

        Note 10 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged warrants for borrowings. The following table summarizes the estimated fair value of warrants pledged as collateral as of December 31, 2009 and December 31, 2008 (amounts in thousands):

	As of December 31, 2009	As of December 31, 2008
Pledged as collateral for borrowings under senior secured credit facility	$1,078	$—
Pledged as collateral for collateralized loan obligation senior secured notes, junior secured notes to affiliates and junior secured notes	1,393	—

Total	$2,471	$—

Note 13. Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) were as follows (amounts in thousands):

	As of December 31, 2009	As of December 31, 2008
Net unrealized gains (losses) on available-for-sale securities	$194,336	$(192,435)
Net unrealized losses on cash flow hedges	(41,608)	(76,347)

Accumulated other comprehensive income (loss)	$152,728	$(268,782)

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Accumulated Other Comprehensive Income (Loss) (Continued)

        The components of changes in other comprehensive income (loss) were as follows (amounts in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during period	$401,441	$(160,436)	$(132,370)
Reclassification adjustments for losses (gains) realized in net income(1)	(14,670)	106,228	(39,208)
Unrealized losses on available-for-sale securities from investment in unconsolidated affiliate	—	—	(7,898)

Unrealized gains (losses) on securities available-for-sale	386,771	(54,208)	(179,476)

Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during period	34,739	(57,329)	(41,295)
Reclassification adjustments for gains realized in discontinued operations	—	—	(28,569)

Unrealized gains (losses) on cash flow hedges	34,739	(57,329)	(69,864)

Other comprehensive income (loss)	$421,510	$(111,537)	$(249,340)

(1)
Excludes an impairment charge of $43.9 million, $474.5 million and $5.9 million for investments which were determined to be other-than-temporary for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 14. Commitments & Contingencies

Commitments

Operating Lease

        As of December 31, 2009, the Company was a party to a non-cancelable operating lease for office space. The total lease payments to be made over a ten-year term, including certain free rent periods, are being recognized as rent expense on a straight-line basis over the ten-year period. This expense is included in general and administrative expenses on the consolidated statements of operations. Total rent expense under operating leases for the years ended December 31, 2009, 2008 and 2007 was $0.7 million, $0.8 million, and $0.8 million, respectively, net of any rebated rent expense charged to other entities that use the office space. As the Company is the guarantor for the operating lease and is

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Commitments & Contingencies (Continued)

legally obligated to pay the entire amount, at December 31, 2009, the Company's minimum future obligations on leases in effect were approximately as follows (amounts in thousands):

Year	Amount
2010	$1,885
2011	1,893
2012	1,669
2013	1,488
2014	1,530
2015 and thereafter	2,422

Total	$10,887

Loan Commitments

        As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. As of December 31, 2009, the Company had committed to purchase corporate loans with aggregate commitments totaling $156.5 million. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of December 31, 2009, the Company had unfunded financing commitments totaling $40.5 million. The Company does not expect material losses related to those corporate loans for which it committed to purchase and fund.

Contingencies

        On July 10, 2009, the Company surrendered for cancellation, without consideration, approximately $64.0 million of mezzanine notes issued to the Company by CLO 2005-2 (the "2005-2 Notes") and approximately $222.4 million of mezzanine and junior notes issued to the Company by CLO 2006-1 (the "2006-1 Notes"), as well as certain other notes issued to the Company by another CLO as described in Note 10 to these consolidated financial statements. The surrendered notes were cancelled by the trustee under the applicable indenture, and the obligations due under such surrendered notes were deemed extinguished.

        Holders constituting a majority of the controlling class of senior notes of CLO 2005-2 (the "2005-2 Noteholders") notified the related trustee of purported defaults under the indentures related to the surrender of the 2005-2 Notes. The Company announced on November 29, 2009 that it reached an agreement on November 23, 2009 with the 2005-2 Noteholders pursuant to which the 2005-2 Noteholders have agreed, subject to the terms and conditions of the agreement, not to challenge the July 2009 surrender for cancellation transaction. In exchange, the Company has agreed to certain arrangements, including, among other things, to refrain from undertaking a comparable surrender for cancellation, of any other mezzanine notes or junior notes issued to it by CLO 2005-2. In addition, the Company has agreed with the 2005-2 Noteholders that, for so long as no legal action or similar

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Commitments & Contingencies (Continued)

challenge is brought to the Company's prior surrender of notes in any of its CLO transactions, the Company will not undertake a comparable surrender for cancellation, without consideration, of any mezzanine notes or junior notes issued to it by CLO 2005-1, CLO 2006-1, CLO 2007-1 or CLO 2007-A.

        In addition, during the first quarter of 2010, certain holders of the senior notes of CLO 2006-1 (the "2006-1 Noteholders") notified the related trustee of purported defaults under the indenture related to the surrender of the 2006-1 Notes. The Company does not believe based on discussions with counsel that an event of default has occurred and is engaged in discussions with the 2006-1 Noteholders to resolve this matter. Accordingly, the Company does not believe that this matter will have a material effect on its financial condition.

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

        On August 7, 2008, the members of the Company's board of directors and certain of its current and former executive officers and the Company were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York, or the Charter Litigation. On March 13, 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of the Company's board of directors and named as defendants only the Company's former chief executive officer Saturnino S. Fanlo, the Company's former chief operating officer David A. Netjes, the Company's current chief financial officer Jeffrey B. Van Horn and the Company. The amended complaint alleges that the Company's April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act, regarding the risks and potential losses associated with the Company's real estate-related assets, the Company's ability to finance its real estate-related assets and the adequacy of the Company's loss reserves for its real estate-related assets. The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, Messrs. Fanlo, Netjes and Van Horn each have legal responsibility for the alleged Section 11 violation. On April 27, 2009, the defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act.

        On August 15, 2008, the members of the Company's board of directors and its executive officers (collectively, the "Kostecka Individual Defendants") were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the "California Derivative Action"). The Company was named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the Company's April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated January 8, 2009, the Court approved the parties'

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Commitments & Contingencies (Continued)

stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or the Company files an answer to the Charter Litigation.

        On March 23, 2009, the members of the Company's board of directors and certain of its executive officers (collectively, the "Haley Individual Defendants") were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New York (the "New York Derivative Action"). The Company was named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of the Company's April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated June 18, 2009, the Court approved the parties' stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or the Company files an answer to the Charter Litigation.

Note 15. Share Options and Restricted Shares

        On May 4, 2007, the Company adopted an amended and restated share incentive plan (the "2007 Share Incentive Plan") that provides for the grant of qualified incentive common share options that meet the requirements of Section 422 of the Code, non-qualified common share options, share appreciation rights, restricted common shares and other share-based awards. The Compensation Committee of the board of directors administers the plan. Share options and other share-based awards may be granted to the Manager, directors, officers and any key employees of the Manager and to any other individual or entity performing services for the Company.

        The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of December 31, 2009, the 2007 Share Incentive Plan authorizes a total of 8,339,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On August 12, 2009, the Compensation Committee of the board of directors granted 220,519 restricted common shares to the Company's directors pursuant to the 2007 Share Incentive Plan.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Share Options and Restricted Shares (Continued)

        The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2007	1,647,955	52,033	1,699,988
Issued	—	34,277	34,277
Vested	(1,022,955)	(13,653)	(1,036,608)

Unvested shares as of December 31, 2007	625,000	72,657	697,657
Issued	1,097,000	38,349	1,135,349
Vested	(625,000)	(41,885)	(666,885)
Forfeited	—	(2,839)	(2,839)

Unvested shares as of December 31, 2008	1,097,000	66,282	1,163,282
Issued	—	220,519	220,519
Vested	—	(31,183)	(31,183)

Unvested shares as of December 31, 2009	1,097,000	255,618	1,352,618

        The restricted common shares granted to the directors were valued using the fair value at the time of grant, which was $2.79, $10.43 and $24.65 per share, for the restricted common shares granted in 2009, 2008 and 2007, respectively. The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $5.80, $1.58 and $14.05 per share at December 31, 2009, 2008 and 2007, respectively. There were $3.0 million, $1.8 million, and $2.3 million of total unrecognized compensation costs related to unvested restricted common shares granted as of December 31, 2009, 2008, and 2007, respectively. These costs are expected to be recognized over the next three years.

        The following table summarizes common share option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2007	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2007	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2008	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2009	1,932,279	$20.00

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Share Options and Restricted Shares (Continued)

        As of December 31, 2009, 2008 and 2007, 1,932,279 common share options were exercisable. As of December 31, 2009, the common share options were fully vested and expire in August 2014. For the year ended December 31, 2009, 2008 and 2007, the components of share-based compensation expense are as follows (amounts in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Options granted to Manager	$—	$—	$246
Restricted shares granted to Manager	3,451	(463)	1,098
Restricted shares granted to certain directors	526	637	571

Total share-based compensation expense	$3,977	$174	$1,915

Note 16. Management Agreement and Related Party Transactions

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

        For the year ended December 31, 2009, the Company incurred $14.9 million in base management fees. As of December 31, 2009, the Company had $1.3 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $3.5 million for the year ended December 31, 2009 (see Note 15). For the year ended December 31, 2008, the Company incurred $32.1 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $(0.5) million for the year ended December 31, 2008 (see Note 15). For the year ended December 31, 2007, the Company incurred $30.1 million in base management fees. In addition, the Company recognized share-based compensation expense related

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Management Agreement and Related Party Transactions (Continued)

to common share options and restricted common shares granted to the Manager of $1.3 million for the year ended December 31, 2007 (see Note 15).

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

        The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company's common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $8.8 million, $8.8 million and $2.7 million of base management fees during the years ended December 31, 2009, 2008 and 2007, respectively.

        For the year ended December 31, 2009, $4.5 million of incentive fees were earned and paid to the Manager. Incentive fees of nil and $17.5 million were earned by the Manager during the years ended December 31, 2008 and December 31, 2007, respectively.

        An affiliate of the Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. Previously, the collateral manager had waived the fees it earned for providing management services for the Company's CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata (restructured and replaced with CLO 2009-1 on March 31, 2009). As described above in Note 10 to these consolidated financial statements, the Company surrendered for cancellation the Surrendered Notes issued by CLO 2005-1, CLO 2005-2 and CLO 2006-1 in July 2009. As a result, beginning in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1. For the year ended December 31, 2009, the collateral manager waived an aggregate of $5.2 million for CLO 2005-2 and CLO 2006-1. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive management fees from CLO 2009-1. The collateral manager has permanently waived fees of approximately $39.0 million and $22.6 million, respectively, for the years ending December 31, 2008 and 2007. The Company recorded an expense for CLO management fees of $21.5 million, $5.1 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        In addition, beginning January 1, 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO management fees received by the Manager. For the year ended December 31, 2009, the Manager permanently waived reimbursement of $9.8 million in allocable general and administrative expenses. For the years ended December 31, 2008 and 2007, the Company reimbursed the Manager $9.9 million and $7.9 million for allocable general, administrative and other expenses, respectively.

        The Company has invested in corporate loans, debt securities, and other investments of entities that are affiliates of KKR. As of December 31, 2009, the aggregate par amount of these affiliated

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Management Agreement and Related Party Transactions (Continued)

investments totaled $2.8 billion, or approximately 35% of the total investment portfolio, and consisted of 21 issuers. The total $2.8 billion in investments were primarily comprised of $2.3 billion of corporate loans, $466.0 million of corporate debt securities available for sale and $61.8 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the consolidated balance sheet). As of December 31, 2008, the aggregate par amount of these affiliated investments totaled $3.3 billion, or approximately 35% of the total investment portfolio, and consisted of 23 issuers. The total $3.3 billion in investments were comprised of $2.6 billion of corporate loans, $587.3 million of corporate debt securities available for sale, and $92.4 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the consolidated balance sheet).

Note 17. Income Taxes

        The Company intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership taxable as a United States corporation, for United States federal income tax purposes. As such, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state income tax.

        Additionally, the Company owns both REIT and domestic taxable corporate subsidiaries. KFH II, a REIT subsidiary, is not expected to incur any federal or state tax expense related to the 2009 tax year. However, PE I and PE II, domestic taxable corporate subsidiaries taxed as regular corporations under the Code, are both expected to incur both a federal and state 2009 tax liability. KKR QRS #1 ("QRS #1"), which was liquidated prior to the end of 2008, also has a 2009 state tax expense related to the 2008 tax year. Additionally, PEI VII and KFH Inc., also domestic taxable corporate subsidiaries taxed as regular corporations under the Code, are not expected to incur a 2009 tax liability. KKR TRS Holdings, Inc. ("TRS Inc.") which was liquidated at the end of 2007, filed its final 2007 federal and state tax returns in 2008. The income tax provision for the years ended December 31, 2009, 2008 and 2007 consisted of the following components (amounts in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Current provision:
Federal—TRS Inc.	$—	$(219)	$454
Federal—KKR Financial Corp.	—	—	(336)
Federal—KFH PE Holdings I LLC	20	—	—
Federal—KFH PE Holdings II LLC	59	—	—
State—TRS Inc.	—	10	125
State—KKR Financial	132	148	13
State—KFH PE Holdings I LLC	5	—	—
State—KFH PE Holdings II LLC	16	—	—
State—QRS #1	52	168	—

Total provision for income taxes	$284	$107	$256

        The above tax provision was based on PE I, PE II and TRS Inc.'s effective tax rate of 40.75% at December 31, 2009, 2008 and 2007. It was equivalent to the combined rate of the federal statutory

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17. Income Taxes (Continued)

income tax rate and the state statutory income tax rate, net of federal benefit. There were no deferred tax assets or liabilities as of December 31, 2009, 2008 and 2007.

Note 18. Leasehold Improvements and Equipment

        The following is a summary of the Company's leasehold improvements, furniture and equipment, which are included in other assets in the consolidated balance sheets at December 31, 2009 and 2008 (amounts in thousands):

	December 31, 2009	December 31, 2008
Leasehold improvements	$6,407	$6,407
Furniture and equipment	2,197	2,197

	8,604	8,604
Accumulated depreciation	(4,107)	(3,106)

Total leasehold improvements and equipment, net	$4,497	$5,498

        Depreciation and amortization expense was $1.0 million, $1.1 million and $0.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 19. Fair Value of Financial Instruments

Fair Value of Financial Instruments

        The fair value of certain instruments including securities available-for-sale, loans, derivatives, and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest receivable, senior secured credit facility and interest payable, approximates cost as of December 31, 2009 and December 31, 2008, due to the short-term nature of these instruments.

        The table below discloses the carrying value and the estimated fair value of the Company's financial instruments as of December 31, 2009 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$439,792	$439,792
Securities available-for-sale	755,686	755,686
Corporate loans, net of allowance for loan losses of $237,308	5,617,925	5,459,273
Corporate loans held for sale	925,718	954,350
Residential mortgage-backed securities	47,572	47,572
Residential mortgage loans	2,097,699	2,097,699
Equity investments, at estimated fair value	120,269	120,269
Interest and principal receivable	98,313	98,313
Derivative assets	15,784	15,784
Reverse repurchase agreements	80,250	80,250
Private equity investments, at cost	17,505	24,658
Financial Liabilities:
Collateralized loan obligation senior secured notes	$5,650,406	$4,768,204
Collateralized loan obligation junior secured notes to affiliates	533,786	221,755
Collateralized loan obligation junior secured notes	17,310	7,160
Senior secured credit facility	175,000	175,000
Convertible senior notes	275,800	259,252
Junior subordinated notes	283,517	238,154
Residential mortgage-backed securities issued	2,034,772	2,034,772
Accounts payable, accrued expenses and other liabilities	7,240	7,240
Accrued interest payable	25,297	25,297
Accrued interest payable to affiliates	2,911	2,911
Related party payable	3,367	3,367
Securities sold, not yet purchased	77,971	77,971
Derivative liabilities	45,970	45,970

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 19. Fair Value of Financial Instruments (Continued)

        The table below discloses the carrying value and the estimated fair value of the Company's financial instruments as of December 31, 2008 (amounts in thousands):

	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$1,275,015	$1,275,015
Securities available-for-sale	555,965	555,965
Corporate loans, net of allowance for loan losses of $480,775	7,246,797	4,772,934
Corporate loans held for sale	324,649	324,649
Residential mortgage-backed securities	102,814	102,814
Residential mortgage loans	2,620,021	2,620,021
Corporate loans held for sale	324,649	324,649
Equity investments, at estimated fair value	5,287	5,287
Reverse repurchase agreements	88,252	88,252
Interest and principal receivable	116,788	116,788
Derivative assets	73,869	73,869
Private equity investments, at cost	17,505	17,505
Financial Liabilities:
Collateralized loan obligation senior secured notes	$7,487,611	$4,936,286
Collateralized loan obligation junior secured notes to affiliates	530,313	160,076
Senior secured credit facility	275,633	275,633
Convertible senior notes	291,500	84,000
Junior subordinated notes	288,671	51,300
Subordinated notes to affiliates	125,000	34,513
Residential mortgage-backed securities issued	2,462,882	2,462,882
Accounts payable, accrued expenses and other liabilities	60,124	60,124
Accrued interest payable	61,119	61,119
Accrued interest payable to affiliates	3,987	3,987
Related party payable	2,876	2,876
Securities sold, not yet purchased	90,809	90,809
Derivative liabilities	171,212	171,212

Fair Value Measurements

        The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2009,

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 19. Fair Value of Financial Instruments (Continued)

and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Securities available-for-sale	$1,277	$673,121	$81,288	$755,686
Residential mortgage-backed securities	—	—	47,572	47,572
Residential mortgage loans	—	—	2,097,699	2,097,699
Equity investments, at estimated fair value	26,483	75,497	18,289	120,269

Total	$27,760	$748,618	$2,244,848	$3,021,226

Liabilities:
Derivatives, net	$—	$(44,185)	$13,999	$(30,186)
Residential mortgage-backed securities issued	—	—	(2,034,772)	(2,034,772)
Securities sold, not yet purchased	—	(77,971)	—	(77,971)

Total	$—	$(122,156)	$(2,020,773)	$(2,142,929)

        The following table presents information about the Company's assets measured at fair value on a non-recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Loans held for sale(1)	$—	$533,308	$—	$533,308
REO	—	—	11,439	11,439

Total	$—	$533,308	$11,439	$544,747

(1)
As of December 31, 2009, total loans held for sale had a carrying value of $925.7 million of which $533.3 million was carried at estimated fair value and the remaining $392.4 million carried at amortized cost. The $533.3 million carried at estimated fair value was classified as level 2 given that the assets were valued using quoted prices and other observable inputs in an active market.

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

Note 19. Fair Value of Financial Instruments (Continued)

level 3 as of December 31, 2008 as there was little market activity for these assets and the valuation of REOs required management's judgment.

        The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the year ended December 31, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Equity Investments, at estimated fair value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2009	$89,109	$102,814	$2,620,021	$5,287	$(76,950)	$(2,462,882)
Total gains or losses (realized and unrealized):
Included in earnings	(4,904)	(27,958)	63,753	(2,970)	45,297	(143,118)
Included in other comprehensive income	37,036	—	—	—	—	—
Net transfers in and/or out of level 3	7,434	—	(646)	—	—	—
Purchases, sales, other settlements and issuances, net	(47,387)	(27,284)	(585,429)	15,972	45,652	571,228

Ending balance as of December 31, 2009	$81,288	$47,572	$2,097,699	$18,289	$13,999	$(2,034,772)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(24,876)	$76,475	$(2,970)	$45,590	$(141,393)

(1)
Amounts are included in net realized and unrealized (loss) gain on investments, net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the consolidated statements of operations.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 19. Fair Value of Financial Instruments (Continued)

        The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the year ended December 31, 2008 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Equity Investments, at estimated fair value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2008	$99,498	$—	$—	$—	$802	$—
Total gains or losses (realized and unrealized):
Included in earnings	—	(10,292)	(630,808)	—	(112,873)	612,946
Included in other comprehensive loss	(57,073)	—	—	—	—	—
Net transfers in and/or out of level 3	75,185	131,687	3,917,729	—	(36,256)	(3,169,353)
Purchases, sales, other settlements and issuances, net	(28,501)	(18,581)	(666,900)	5,287	71,377	93,525

Ending balance as of December 31, 2008	$89,109	$102,814	$2,620,021	$5,287	$(76,950)	$(2,462,882)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(13,402)	$(643,864)	$—	$(50,671)	$614,128

(1)
Amounts are included in net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the consolidated statements of operations.

Note 20. Discontinued Operations

        In August 2007, the Company's board of directors approved a plan to exit its residential mortgage investment operations and sell KKR Financial Corp. As of January 1, 2008, KKR Financial Corp.'s assets and liabilities consisted solely of those held by its two asset-backed commercial paper conduits (the "Facilities"). During March 2008, the Company entered into an agreement with the holders of the secured liquidity notes ("SLNs") issued by the Facilities (the "Noteholders") in order to terminate the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 20. Discontinued Operations (Continued)

Facilities. With respect to the agreement with the Noteholders, all of the RMBS funded by the SLNs have been transferred to the Noteholders in satisfaction of the SLNs and the Company has paid the Noteholders approximately $42.0 million in conjunction with this resolution. The Company had previously accrued $36.5 million for contingencies related to the resolution of the Facilities and as a consequence of this transaction, the Company recorded an incremental charge during the quarter ended March 31, 2008 of $5.5 million. The agreement with the Noteholders resulted in approximately $3.6 billion par amount of RMBS being transferred to the Noteholders in satisfaction of approximately $3.5 billion par amount of SLNs held by the Noteholders. Accordingly, the Company removed the RMBS and SLNs that related to the Facilities from its consolidated financial statements as of March 31, 2008. Under the agreement with the Noteholders, the Company and its affiliates have been released from any future obligations or liabilities to the Noteholders.

        As of June 30, 2008, the Company substantially completed its plan to exit its residential mortgage investment operations through the sale of certain of its residential mortgage-backed securities in the third quarter of 2007 and the agreement with the Noteholders related to the Facilities described above. In addition, on June 30, 2008, the Company completed the sale of a controlling interest in KKR Financial Corp. to Rock Capital 2 LLC which did not result in a gain or loss. Accordingly, KKR Financial Corp. is presented as discontinued operations for financial statement purposes for all periods presented.

        The components of income (loss) from discontinued operations are as follows (amounts in thousands):

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Net investment income (loss)	$—	$16,795	$(13,838)
Total other loss	—	(5,361)	(168,103)
Non-investment expenses	—	(8,766)	(135,714)

Income (loss) from discontinued operations	$—	$2,668	$(317,655)

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 21. Summary of Quarterly Information (Unaudited)

        The following is a presentation of the quarterly results of operations for the years ended December 31, 2009 and December 31, 2008.

	2009
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment income:
Total investment income	$133,513	$135,236	$145,303	$158,673
Interest expense	(48,462)	(57,340)	(72,403)	(89,882)
Interest expense to affiliates	(4,932)	(5,171)	(5,379)	(5,805)
Provision for loan losses	—	—	(12,808)	(26,987)

Net investment income	80,119	72,725	54,713	35,999

Other (loss) income:
Total other (loss) income	(62,891)	13,046	(16,544)	(29,886)

Non-investment expenses:
Related party management compensation	8,191	14,616	10,304	11,212
General, administrative, directors expenses and loan servicing	5,320	3,464	5,031	4,539
Professional services	1,468	441	2,090	3,385

Total non-investment expenses	14,979	18,521	17,425	19,136

Income (loss) before income tax (expense) benefit	2,249	67,250	20,744	(13,023)
Income tax (expense) benefit	(133)	(63)	(135)	47

Net income (loss)	$2,116	$67,187	$20,609	$(12,976)

Net income (loss) per common share:
Basic(1)
Net income (loss) per share	$0.01	$0.42	$0.14	$(0.09)
Diluted(1)
Net income (loss) per share	$0.01	$0.42	$0.14	$(0.09)
Weighted-average number of common shares outstanding:
Basic	156,997	156,997	151,202	149,714
Diluted	156,997	156,997	151,202	149,714

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 21. Summary of Quarterly Information (Unaudited) (Continued)

	2008
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment (loss) income:
Total investment income	$227,870	$227,052	$225,428	$268,238
Interest expense	(121,106)	(118,105)	(128,037)	(154,065)
Interest expense to affiliates	23,018	(18,794)	(19,707)	(27,818)
Provision for loan losses	(471,488)	—	(10,000)	—

Net investment (loss) income	(341,706)	90,153	67,684	86,355

Other loss:
Total other loss	(815,576)	(23,923)	(9,327)	(58,011)

Non-investment expenses:
Related party management compensation	7,313	9,811	10,387	9,159
General, administrative, directors expenses and loan servicing	7,153	6,094	8,143	7,092
Professional services	3,835	1,335	1,071	1,857

Total non-investment expenses	18,301	17,240	19,601	18,108

(Loss) income from continuing operations before income tax (benefit) expense	(1,175,583)	48,990	38,756	10,236
Income tax (benefit) expense	(9)	—	116	—

(Loss) income from continuing operations	(1,175,574)	48,990	38,640	10,236
(Loss) income from discontinued operations	—	—	(1,079)	3,747

Net (loss) income	$(1,175,574)	$48,990	$37,561	$13,983

Net (loss) income per common share(1):
Basic(2)
(Loss) income per share from continuing operations	$(7.85)	$0.32	$0.25	$0.09
Income per share from discontinued operations	$—	$—	$—	$0.03
Net (loss) income per share	$(7.85)	$0.32	$0.25	$0.12
Diluted(2)
(Loss) income per share from continuing operations	$(7.85)	$0.32	$0.25	$0.09
Income per share from discontinued operations	$—	$—	$—	$0.03
Net (loss) income per share	$(7.85)	$0.32	$0.25	$0.12
Weighted-average number of common shares outstanding(1):
Basic	149,708	149,612	146,025	115,048
Diluted	149,708	149,612	146,025	115,599

(1)
EPS and weighted-average number of common shares outstanding reflects retrospective adjustments. See Note 2—Summary of Significant Accounting Policies—Earnings Per Share for further discussion.

(2)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 22. Subsequent Events

        On January 15, 2010, the Company issued $172.5 million of 7.5% Convertible Senior Notes due January 15, 2017 ("7.5% Notes"). The 7.5% Notes bear interest at a rate of 7.5% per year on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company's right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes is 122.2046 of shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate may be adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. Net proceeds from the offering totaled $167.3 million, reflecting $172.5 million from the issuance less $5.2 million for underwriting fees. Substantially all of the proceeds will be used to repurchase or repay all or a portion of the Company's existing senior indebtedness, with the remaining proceeds to be used for general corporate purposes.

        During January and February 2010, the Company repurchased $95.2 million par amount of its 7.0% convertible senior notes due 2012, reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of the date the Company filed its Annual Report on Form 10-K. In addition, in February 2010, the Company paid down $25.0 million of its senior secured credit facility due 2011, reducing the amount outstanding from $175.0 million as of December 31, 2009 to $150.0 million as of the date the Company filed its Annual Report on Form 10-K.

        On February 4, 2010, the Company's board of directors declared a cash distribution for the quarter ended December 31, 2009 on the Company's common shares of $0.07 per share. The distribution is payable on March 4, 2010 to common shareholders of record as of the close of business on February 18, 2010.