Form 10-Q
period 2010-03-31
KKR Financial Holdings LLC
filed 2010-04-29
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of the registrant’s common shares outstanding as of April 22, 2010 was 158,359,757.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$240,529	$97,086
Restricted cash and cash equivalents	381,298	342,706
Securities available-for-sale, $806,860 and $740,949 pledged as collateral as of March 31, 2010 and December 31, 2009, respectively	829,691	755,686
Corporate loans, net of allowance for loan losses of $216,080 and $237,308 as of March 31, 2010 and December 31, 2009, respectively	5,691,751	5,617,925
Corporate loans held for sale	733,072	925,718
Residential mortgage-backed securities, at estimated fair value, $114,023 and $47,572 pledged as collateral as of March 31, 2010 and December 31, 2009, respectively	114,023	47,572
Residential mortgage loans, at estimated fair value	—	2,097,699
Equity investments, at estimated fair value, $44,154 and $110,812 pledged as collateral as of March 31, 2010 and December 31, 2009, respectively	63,488	120,269
Derivative assets	1,303	15,784
Interest and principal receivable	64,221	98,313
Reverse repurchase agreements	—	80,250
Other assets	152,613	100,997
Total assets	$8,271,989	$10,300,005
Liabilities
Collateralized loan obligation secured notes	$5,631,866	$5,667,716
Collateralized loan obligation junior secured notes to affiliates	380,343	533,786
Senior secured credit facility	150,000	175,000
Convertible senior notes	343,303	275,800
Junior subordinated notes	283,517	283,517
Residential mortgage-backed securities issued, at estimated fair value	—	2,034,772
Accounts payable, accrued expenses and other liabilities	83,768	7,240
Accrued interest payable	16,597	25,297
Accrued interest payable to affiliates	2,150	2,911
Related party payable	14,827	3,367
Securities sold, not yet purchased	—	77,971
Derivative liabilities	49,998	45,970
Total liabilities	6,956,369	9,133,347
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common shares, no par value, 500,000,000 shares authorized, and 158,359,757 and 158,359,757 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Paid-in-capital	2,576,501	2,563,634
Accumulated other comprehensive income	170,413	152,728
Accumulated deficit	(1,431,294)	(1,549,704)
Total shareholders’ equity	1,315,620	1,166,658
Total liabilities and shareholders’ equity	$8,271,989	$10,300,005

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)
(Amounts in thousands, except per share information)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Net investment income:
Loan interest income	$91,996	$129,204
Securities interest income	27,261	28,852
Other interest income	93	617
Total investment income	119,350	158,673
Interest expense	(31,500)	(89,882)
Interest expense to affiliates	(4,541)	(5,805)
Provision for loan losses	—	(26,987)
Net investment income	83,309	35,999
Other income (loss):
Net realized and unrealized gain (loss) on investments	35,423	(60,204)
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(1,418)	12,396
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(5,145)	(19,419)
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(756)	1,437
Net gain on restructuring and extinguishment of debt	39,999	34,571
Other income	3,004	1,333
Total other income (loss)	71,107	(29,886)
Non-investment expenses:
Related party management compensation	20,491	11,212
General, administrative and directors expenses	3,350	2,403
Professional services	1,064	3,385
Loan servicing	—	2,136
Total non-investment expenses	24,905	19,136
Income (loss) before income tax expense (benefit)	129,511	(13,023)
Income tax expense (benefit)	16	(47)
Net income (loss)	$129,495	$(12,976)

Net income (loss) per common share:
Basic	$0.82	$(0.09)
Diluted	$0.82	$(0.09)

Weighted-average number of common shares outstanding:
Basic	156,997	149,714
Diluted	156,997	149,714

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)
(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2010	158,360	$2,563,634	$152,728	$(1,549,704)		$1,166,658
Net income	—	—	—	129,495	$129,495	129,495
Net change in unrealized loss on cash flow hedges	—	—	(4,892)	—	(4,892)	(4,892)
Net change in unrealized gain on securities available-for-sale	—	—	22,577	—	22,577	22,577
Comprehensive income					$147,180
Cash distributions on common shares	—	—	—	(11,085)		(11,085)
Equity component of convertible notes issuance	—	9,973	—	—		9,973
Share-based compensation expense related to restricted common shares	—	2,894	—	—		2,894
Balance at March 31, 2010	158,360	$2,576,501	$170,413	$(1,431,294)		$1,315,620

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(Amounts in thousands)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Cash flows from operating activities:
Net income (loss)	$129,495	$(12,976)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized loss (gain) on derivatives, foreign exchange, and securities sold, not yet purchased	2,174	(13,833)
Net gain on restructuring and extinguishment of debt	(39,999)	(34,571)
Write-off of debt issuance costs	1,679	—
Lower of cost or estimated fair value adjustment on corporate loans held for sale	(3,720)	14,037
Provision for loan losses	—	26,987
Impairment on securities available-for-sale	1,140	33,764
Share-based compensation	2,894	(3)
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and liabilities at estimated fair value	5,145	19,419
Net realized and unrealized (gain) loss on investments	(32,843)	12,403
Deferred interest expense	2,707	6,558
Depreciation and net amortization	(23,623)	(10,872)
Changes in assets and liabilities:
Interest receivable	6,718	34,929
Other assets	(4,835)	(5,232)
Related party payable	11,460	149
Accounts payable, accrued expenses and other liabilities	509	(27,233)
Accrued interest payable	(8,700)	(31,368)
Accrued interest payable to affiliates	(761)	(880)
Net cash provided by operating activities	49,440	11,278
Cash flows from investing activities:
Principal payments from investments	554,723	248,254
Proceeds from sale of investments	482,985	320,570
Purchases of investments	(881,776)	(221,490)
Net proceeds, purchases, and settlements of derivatives	13,748	10,336
Net change in reverse repurchase agreements	80,250	8,096
Net change to restricted cash and cash equivalents	(38,592)	854,753
Net cash provided by investing activities	211,338	1,220,519
Cash flows from financing activities:
Repayment of senior secured credit facility	(25,000)	(8,064)
Repayment of residential mortgage-backed securities issued	—	(105,526)
Retirement of collateralized loan obligation secured notes	(102,002)	(1,104,037)
Retirement of collateralized loan obligation junior secured notes to affiliates	(51,654)	—
Proceeds from convertible senior notes	167,325	—
Repayment of convertible senior notes	(93,922)	—
Distributions on common shares	(11,085)	—
Other capitalized costs	(997)	(237)
Net cash used in financing activities	(117,335)	(1,217,864)
Net increase in cash and cash equivalents	143,443	13,933
Cash and cash equivalents at beginning of period	97,086	41,430
Cash and cash equivalents at end of period	$240,529	$55,363
Supplemental cash flow information:
Cash paid for interest	$37,387	$119,393
Cash paid for income taxes	$6	$227
Non-cash investing and financing:
Deconsolidation of residential mortgage loans	$2,034,772	$—
Deconsolidation of residential mortgage-backed securities issued	$(2,034,772)	$—
Subordinate tranche of the residential mortgage loan securitization trusts included in residential mortgage-backed securities	$74,366	$—
Equity component of the 7.5% convertible senior notes	$9,973	$—

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries (the “Company” or “KKR Financial”) is a specialty finance company with expertise in a range of asset classes. The Company primarily invests in financial assets including below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable equity securities, private equity and credit default swaps. Additionally, the Company has made or may make investments in other asset classes including natural resources and real estate. The corporate loans the Company invests in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of the Company’s corporate debt investments are held in collateralized loan obligation (“CLO”) transactions that the Company uses as long term financing for these investments. The Company’s CLO transactions are structured as on-balance sheet securitizations of corporate loans and high yield debt securities. The senior secured notes issued by the CLO transactions are generally owned by third party investors who are unaffiliated with the Company and the Company owns the majority of the subordinated notes in the CLO transactions. The Company executes its core business strategy through majority-owned subsidiaries, including CLOs.

KKR Financial Advisors LLC (the “Manager”), a wholly owned subsidiary of Kohlberg Kravis Roberts & Co. (Fixed Income) LLC, manages the Company pursuant to a management agreement (the “Management Agreement”). Kohlberg Kravis Roberts & Co. (Fixed Income) LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

Consolidation

Effective January 1, 2010, the Company adopted new guidance which amended the accounting for the transfers of financial assets, eliminated the concept of a qualified special purpose entity (“QSPE”) and significantly changed the criteria by which an enterprise determines whether or not it must consolidate a variable interest entity (“VIE”). Under the new guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.

As a result of the adoption of new guidance regarding the amended consolidation model to be based on power and economics, the Company determined that six residential mortgage loan securitization trusts, which were previously consolidated by the Company as it was deemed to be the primary beneficiary, were required to be deconsolidated. The Company determined that it did not have the power to direct the activities that most significantly impact the economic performance of the securitization trusts or the performance of the securitization trusts’ underlying assets. As the Company was never the servicer of the trusts nor did it participate in any servicing activities, the Company did not have the power to direct the activities which most significantly impact the economic performance of the securitization trusts. Accordingly, the Company determined that it was no longer the primary beneficiary of the securitization trusts under the new guidance.

Effective January 1, 2010, the Company deconsolidated the six residential mortgage loan securitization trusts, which resulted in the reduction of both assets and liabilities of approximately $2.0 billion. In addition, loan interest income, interest expense, loan servicing expense, and net unrealized and realized gain (loss) associated with the residential mortgage loan securitization trusts will no longer be reported on the Company’s condensed consolidated financial statements. The deconsolidation of the six residential mortgage loan securitization trusts had no net impact on the Company’s shareholders’ equity, results of operations and cash flows. Refer to Note 6 to these condensed consolidated financial statements for further discussion of the Company’s residential mortgage-backed securities (“RMBS”) and to Note 7 to these condensed consolidated financial statements for the impact of the deconsolidation.

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”) and KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

These five CLOs, through which the Company finances the majority of its corporate debt investments, include $7.3 billion par amount, or $6.7 billion estimated fair value of investments. The assets in each CLO can be used only to settle the related entities’ debt which in aggregate total $5.6 billion of senior and junior secured notes outstanding and in aggregate total $380.3 million of junior notes outstanding that are held by an affiliate of the Company’s manager. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions. As such, these CLOs are considered non-recourse leverage.

In addition, the Company continues to consolidate all non-VIEs in which it holds a greater than 50 percent voting interest.

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

Level 2: Inputs, other than quoted prices included in level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Fair value assets and liabilities that are generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, certain securities sold, not yet purchased and certain financial instruments classified as derivatives.

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

Assets and liabilities carried at fair value and included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, RMBS, residential mortgage loans, residential mortgage-backed securities issued (“RMBS Issued”) and certain derivatives.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.

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

Corporate Debt Securities:  Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows, market yields for such instruments and recovery assumptions. Inputs are determined based on relative value analyses, which incorporate similar instruments from similar issuers.

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

Equity Investments, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain marketable and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or owned through an entity in which the Company has significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at estimated fair value, are managed based on overall value and potential returns. Investments carried at fair value are presented separately on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains and losses on investments on the condensed consolidated statements of operations.

Private Equity Investments, at Cost

Private equity investments are accounted for under either the cost method or at fair value if the fair value option of accounting has been elected, (see “Equity Investments, at Estimated Fair Value” above). The Company evaluates its investments accounted for under the cost method on a quarterly basis for possible other-than-temporary impairment. The Company reduces the carrying value of the investment and recognizes a loss when the Company considers a decline in estimated fair value below the cost basis of the security to be other-than-temporary. Private equity investments recorded at cost are included in other assets on the condensed consolidated balance sheets.

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

A loan is typically placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan decreases below the Company’s carrying value of such loan. As such, loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt.

Corporate Loans Held for Sale

Corporate loans held for sale consist of loans that the Company has determined to no longer hold for investment. Corporate loans held for sale are stated at lower of cost or estimated fair value.

Allowance for Loan Losses

The Company’s allowance for loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company’s allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of the Company’s loan portfolio that is performed on a quarterly basis. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertains to specific loans that the Company has determined are impaired. The Company determines a loan is impaired when management estimates that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis, the Company performs a comprehensive review of its entire loan portfolio and identifies certain loans that it has determined are impaired. Once a loan is identified as being impaired, the Company places the loan on non-accrual status, unless the loan is already on non-accrual status, and records a reserve that reflects management’s best estimate of the loss that the Company expects to recognize from the loan. The expected loss is estimated as being the difference between the Company’s current cost basis of the loan, including accrued interest receivable, and the loan’s estimated fair value.

The unallocated component of the Company’s allowance for loan losses reflects its estimate of probable losses inherent in the loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. The Company estimates the unallocated component of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairment. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. Loans that demonstrate possible indicators of impairment are aggregated on a watch list for monitoring and are sub-divided for categorization based on the seniority of the loan in the issuer’s capital structure, whether the loan is secured or unsecured, and the nature of the collateral securing the loan, for purposes of applying possible default and loss severity ranges based on the nature of the issuer and the specific loan. The Company applies a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base its estimate of probable losses that results in the determination of the unallocated component of the Company’s allowance for loan losses.

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

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain expenses incurred on the Company’s behalf. See Note 13 to these condensed consolidated financial statements for additional discussion on the payment of the base management fee and incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

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

During 2010, the Company owned an equity interest in KKR Financial Holdings II, LLC (“KFH II”) which elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

KKR TRS Holdings, Ltd. (“TRS Ltd.”), KKR Financial Holdings, Ltd. (“KFH Ltd.”), KFH III Holdings Ltd. (“KFH III Ltd.”), KFN PEI VII, LLC (“PEI VII”), KFH PE Holdings I LLC (“PE I”), KFH PE Holdings II LLC (“PE II”), and KKR Financial Holdings, Inc. (“KFH Inc.”) are wholly-owned subsidiaries of the Company and are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in PEI VII, PE I, PE II, and KFH Inc., all domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”) are foreign subsidiaries of the Company that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd., KFH Ltd. and KFH III Ltd. are foreign corporate subsidiaries that were formed to make certain foreign and domestic investments from time to time. TRS Ltd., KFH Ltd. and KFH III Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will be required to include their current taxable income in the Company’s calculation of its taxable income allocable to shareholders.

Earnings Per Share

The Company calculates earnings per share (“EPS”) using the two-class method which is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends.

The Company presents both basic and diluted earnings (loss) per common share in its condensed consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings (loss) per share (“Diluted EPS”) reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, as well as the potential dilution of convertible senior notes using the number of shares it would take to satisfy the excess conversion obligation (average Company share price for the period in excess of the conversion price related to the Company’s convertible senior notes), if they are not anti-dilutive.  See Note 3 to these condensed consolidated financial statements for earnings (loss) per common share computations.

Recent Accounting Pronouncements

Consolidation

In February 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance deferring the application of the amended consolidation requirements related to VIEs for a reporting entity’s interest in an entity that has all the attributes of an investment company or for which it is applies measurement principles that are consistent with those followed by investment companies. The guidance was expected to most significantly affect reporting entities in the investment management industry. Entities including, but not limited to, securitization entities or entities with multiple levels of subordinated investors such as a CLO for which the primary purpose of the capital structure of the entity is to provide credit enhancement to senior interest holders, will not qualify for the deferral.  The guidance was effective for interim and annual reporting periods beginning after November 15, 2009. The adoption did not have an affect on the Company’s condensed consolidated financial statements.

Note 3. Earnings per Share

The following table presents a reconciliation of basic and diluted net income per common share, as well as the distributions declared per common share for the three months ended March 31, 2010 and 2009 (amounts in thousands, except per share information):

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net income (loss)	$129,495	$(12,976)
Less: Dividends and undistributed earnings allocated to participating securities	1,106	(100)
Net income (loss) applicable to common shareholders	$128,389	$(12,876)

Basic:
Basic weighted-average shares outstanding	156,997	149,714
Net income (loss) per share	$0.82	$(0.09)

Diluted:
Diluted weighted-average shares outstanding (1)	156,997	149,714
Net income (loss) per share	$0.82	$(0.09)

Distributions declared per common share	$0.07	$—

(1)                         Potential anti-dilutive common shares were excluded from diluted earnings per share related to convertible senior notes for the three months ended March 31, 2010 and 2009, as the conversion price on the convertible senior notes was greater than the average market price of the Company’s shares.  Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for both the three months ended March 31, 2010 and 2009.

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of March 31, 2010 and December 31, 2009, which are carried at estimated fair value (amounts in thousands):

	March 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$612,778	$220,418	$(3,505)	$829,691	$560,637	$198,242	$(4,470)	$754,409
Common and preferred stock	—	—	—	—	713	564	—	1,277
Total	$612,778	$220,418	$(3,505)	$829,691	$561,350	$198,806	$(4,470)	$755,686

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

March 31, 2010
Corporate debt securities	$36,168	$(833)	$36,102	$(2,672)	$72,270	$(3,505)

December 31, 2009
Corporate debt securities	$8,437	$(113)	$70,967	$(4,357)	$79,404	$(4,470)

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

During the three months ended March 31, 2010, the Company recognized a loss totaling $1.1 million for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. During the three months ended March 31, 2009, the Company recognized a loss totaling $33.8 million for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

As of March 31, 2010 and December 31, 2009, the Company had no corporate debt securities in default.

The following table shows the net realized gains (losses) on the sales of securities (amounts in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
Gross realized gains	$7,530	$912
Gross realized losses	—	(5,773)
Net realized gains (losses)	$7,530	$(4,861)

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	As of March 31, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$107,145	$107,845
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	699,715	633,104
Total	$806,860	$740,949

Note 5. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31, 2010			December 31, 2009
	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans
Principal(1)	$6,272,646	$762,926	$7,035,572	$6,180,028	$1,033,383	$7,213,411
Unamortized discount	(364,815)	(23,783)	(388,598)	(324,795)	(76,028)	(400,823)
Total amortized cost	5,907,831	739,143	6,646,974	5,855,233	957,355	6,812,588
Lower of cost or fair value adjustment	—	(6,071)	(6,071)	—	(31,637)	(31,637)
Allowance for loan losses	(216,080)	—	(216,080)	(237,308)	—	(237,308)
Net carrying value	$5,691,751	$733,072	$6,424,823	$5,617,925	$925,718	$6,543,643

(1)                                 Principal amount is net of charge-offs and other adjustments totaling $99.3 million and $158.8 million as of March 31, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three months ended March 31, 2010 and 2009 (amounts in thousands):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Balance at beginning of period	$237,308	$480,775
Provision for loan losses	—	26,987
Charge-offs	(21,228)	—
Balance at end of period	$216,080	$507,762

As of March 31, 2010 and December 31, 2009, the Company recorded an allowance for loan loss of $216.1 million and $237.3 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

As of March 31, 2010, the allocated component of the allowance for loan losses totaled $82.4 million and relates to investments in loans issued by six issuers with an aggregate par amount of $216.7 million and an aggregate amortized cost amount of $118.3 million. As of December 31, 2009, the allocated component of the allowance for loan losses totaled $81.7 million and relates to investments in loans issued by six issuers with an aggregate par amount of $223.6 million and an aggregate amortized cost amount of $121.2 million. The unallocated component of the allowance for loan losses totaled $133.7 million and $155.6 million as of March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, the Company recorded charge-offs totaling $21.2 million comprised primarily of loans transferred to loans held for sale. There were no charge-offs recorded during the three months ended March 31, 2009.

The Company reduced the lower of cost or market valuation allowance by $3.7 million for certain loans held for sale during the quarter ended March 31, 2010 which had a carrying value of $733.1 million as of March 31, 2010. The Company recorded a $14.0 million charge to earnings during the quarter ended March 31, 2009 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had a carrying value of $259.9 million as of March 31, 2009.

As of March 31, 2010 and December 31, 2009, the Company had loans on non-accrual status with a total carrying value of $253.3 million and $439.9 million, respectively.  The average recorded investment in the impaired loans included in non-accrual loans during the three months ended March 31, 2010 and 2009 was $346.6 million and $565.2 million, respectively. As of March 31, 2010 and 2009, the allocated component of the allowance for loan losses included all impaired loans for the respective periods. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $5.6 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, the Company held corporate loans that were in default with a total carrying value of $209.7 million from four issuers. As of December 31, 2009, the Company held loans that were in default with a total amortized cost of $392.5 million from seven issuers. The majority of corporate loans in default during 2010 and 2009 were included in the loans for which the allocated component of the Company’s allowance for losses was related to, or for which the Company determined were loans held for sale as of March 31, 2010 and December 31, 2009, respectively.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of total corporate loans, including corporate loans held for sale, pledged as collateral as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	As of March 31, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$296,987	$425,740
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	6,241,305	6,354,382
Total	$6,538,292	$6,780,122

Note 6. Residential Mortgage-Backed Securities

The Company held RMBS with an estimated fair value of $114.0 million and $47.6 million as March 31, 2010 and December 31, 2009, respectively.  As of January 1, 2010, RMBS increased $74.4 million due to the deconsolidation of six residential mortgage loan securitization trusts (see “Consolidation” under Note 2 to these condensed consolidated financial statements). The $74.4 million represents the estimated fair value of the Company’s RMBS which were issued by these six residential mortgage securitization trusts.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged RMBS. The following table summarizes the estimated fair value of RMBS pledged as collateral as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	As of March 31, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$109,648	$42,627
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	4,375	4,945
Total	$114,023	$47,572

Note 7. Deconsolidation of Residential Mortgage Loan Securitization Trusts

On January 1, 2010, the Company deconsolidated six residential mortgage securitization trusts as a result of the Company’s adoption of new guidance regarding the consolidation model for variable interest entities. The Company has no exposure to loss in excess of the estimated fair value of the $74.4 million RMBS which were issued by these six residential mortgage securitization trusts (see Note 6 to these condensed consolidated financial statements).

The following information represents the assets and liabilities removed from the Company’s condensed consolidated balance sheet as of January 1, 2010 as a result of the deconsolidation of the six residential mortgage loan securitization trusts (amounts in thousands):

As of January 1, 2010
Assets
Residential mortgage loans, at estimated fair value (1)	$2,023,333
Real estate owned (recorded within other assets on the condensed consolidated balance sheets)	11,439
Interest receivable	4,529
$2,039,301

Liabilities
Residential mortgage-backed securities issued, at estimated fair value	$2,034,772
Accrued interest payable	4,529
$2,039,301

(1)                                  Excludes $74.4 million which represents the estimated fair value of the Company’s RMBS which were issued by the six residential mortgage loan securitization trusts that were deconsolidated under GAAP as of January 1, 2010.

As a result of the deconsolidation of the six residential mortgage loan securitization trusts, all references to residential mortgage loans interest income, RMBS Issued interest expense, net realized and unrealized gain (loss) on residential mortgage loans and RMBS Issued, and loan servicing expense relate to prior period balances and activities.

Residential mortgage loans

The Company carried its residential mortgage loans at estimated fair value with unrealized gains and losses reported in income. The Company had elected the fair value option for its residential mortgage loans for the purpose of enhancing the transparency of its financial condition as fair value was consistent with how the Company managed the risks of its residential mortgage investments.

As of December 31, 2009, residential mortgage loans at estimated fair value, totaled $2.1 billion, which excluded real estate owned (“REO”) as a result of foreclosure on delinquent loans of $11.4 million as of December 31, 2009. Loans were transferred to REO at the lower of cost or fair value. REO was recorded within other assets on the Company’s condensed consolidated balance sheets.

The following table summarizes the estimated fair value of residential mortgage loans pledged as collateral as of December 31, 2009 (amounts in thousands):

As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$74,366
Pledged as collateral for residential mortgage-backed securities issued	2,023,333
$2,097,699

The following is a reconciliation of carrying amounts of residential mortgage loans for the year ended December 31, 2009 (amounts in thousands):

2009
Beginning balance	$2,620,021
Principal payments	(585,429)
Transfers in to REO	(646)
Net change in unrealized and realized gain/loss and premium/discount	63,753
Ending balance	$2,097,699

The following table summarizes the delinquency statistics of the residential mortgage loans, excluding REOs, as of December 31, 2009 (dollar amounts in thousands):

	December 31, 2009
Delinquency Status	Number of Loans	Principal Amount
30 to 59 days	84	$37,261
60 to 89 days	47	19,389
90 days or more	138	55,697
In foreclosure	139	57,497
Total	408	$169,844

As of December 31, 2009, 26 of the residential mortgage loans owned by the Company with an outstanding balance of $11.4 million were REOs as a result of foreclosure on delinquent loans. As of December 31, 2009, the Company had 277 loans that were either 90 days or greater past due or in foreclosure and placed on non-accrual status.

As of December 31, 2009, the loss exposure or uncollected principal amount related to the Company’s delinquent residential mortgage loans in the table above exceeded their fair value by $20.2 million.

Residential mortgage-backed securities issued

RMBS Issued consisted of the senior tranches of six residential mortgage loan securitization trusts that the Company previously consolidated under GAAP and for which the Company reported the debt issued by these trusts that it did not hold on its condensed consolidated balance sheets. The Company carried RMBS Issued at estimated fair value with unrealized gains and losses reported in income. The Company elected the fair value option for its RMBS Issued for the purpose of enhancing the transparency of its financial condition as fair value was consistent with how the Company managed the risks of its residential mortgage portfolio.

As of December 31, 2009, RMBS Issued had an outstanding amount of $2.6 billion and an estimated fair value of $2.0 billion. As of December 31, 2009, the weighted average coupon of the RMBS Issued was 2.3% and the weighted average years to maturity were 25.8 years.

Note 8. Borrowings

Certain information with respect to the Company’s borrowings as of March 31, 2010 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Senior secured credit facility	$150,000	4.25%	589	$615,165
CLO 2005-1 senior secured notes	832,772	0.57	2,583	890,953
CLO 2005-2 senior secured notes	800,709	0.57	2,797	909,252
CLO 2006-1 senior secured notes	683,265	0.62	3,069	892,338
CLO 2007-1 senior secured notes	2,075,040	0.80	4,063	2,311,189
CLO 2007-1 junior secured notes to affiliates(2)	314,015	—	4,063	347,936
CLO 2007-1 junior secured notes(3)	64,121	—	4,063	71,418
CLO 2007-A senior secured notes	1,165,099	1.14	2,755	1,254,168
CLO 2007-A junior secured notes to affiliates(4)	66,328	—	2,755	71,398
CLO 2007-A junior secured notes(5)	10,860	—	2,755	11,690
Convertible senior notes	343,303	7.24	1,641	—
Junior subordinated notes	283,517	5.40	9,718	—
Total	$6,789,029			$7,375,507

(1)	Collateral for borrowings consists of RMBS, securities available-for-sale, equity investments, at estimated fair value, private equity investments, corporate loans and common stock warrants.

(2)

CLO 2007-1 junior secured notes to affiliates consist of (x) $183.7 million of mezzanine notes with a weighted average borrowing rate of 5.3% and (y) $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)

CLO 2007-1 junior secured notes consist of (x) $58.3 million of mezzanine notes with a weighted average borrowing rate of 3.6% and (y) $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(4)

CLO 2007-A junior secured notes to affiliates consist of (x) $55.8 million of mezzanine notes with a weighted average borrowing rate of 6.4% and (y) $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(5)

CLO 2007-A junior secured notes consist of (x) $6.3 million of mezzanine notes with a weighted average borrowing rate of 6.9% and (y) $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

CLO Notes

The indentures governing the Company’s CLO transactions include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests (“OC Tests”) which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC test is brought back into compliance. Due to the failure of OC Tests during the first quarter of 2010, CLO 2007-1 senior secured notes were paid down by $90.3 million. As of March 31, 2010, all of the Company’s CLO transactions were in compliance with their respective OC and interest coverage tests.

Due to the failure of OC Tests during 2009, CLO 2005-2 senior secured notes were paid down by $9.0 million, CLO 2006-1 senior secured notes were paid down by $32.1 million, CLO 2007-1 senior secured notes were paid down by $149.5 million and CLO 2007-A senior secured notes were paid down by $56.1 million.

During the three months ended March 31, 2010, in an open market auction, the Company purchased $10.3 million of mezzanine notes issued by CLO 2007-A for $5.5 million and $72.7 million of mezzanine and subordinate notes issued by CLO 2007-1 for $38.8 million, both of which were previously held by an affiliate of the Company’s manager. These transactions resulted in the Company recording an aggregate gain on extinguishment of debt totaling $38.7 million.

Senior Secured Credit Facility

In February 2010, the Company paid down $25.0 million of borrowings outstanding under its senior secured credit facility due 2011, reducing the amount outstanding from $175.0 million as of December 31, 2009 to $150.0 million as of March 31, 2010. As of March 31, 2010, the Company believes it was in compliance with the senior secured credit facility covenant requirements.

Convertible Debt

During January and February 2010, the Company repurchased $95.2 million par amount of its 7.0% convertible senior notes maturing on July 15, 2012 (the “7.0% Notes”), reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of March 31, 2010. These transactions resulted in the Company recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during the first quarter of 2010.

On January 15, 2010, the Company issued $172.5 million of 7.5% Convertible Senior Notes due January 15, 2017 (“7.5% Notes”). The 7.5% Notes bear interest at a rate of 7.5% per annum on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company’s right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes is 122.2046 shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate may be adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. Net proceeds from the offering totaled $167.3 million, reflecting $172.5 million from the issuance less $5.2 million for underwriting fees.

In accordance with accounting for convertible debt instruments that may settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company’s condensed consolidated balance sheet as of March 31, 2010. The remaining liability component of $162.7 million, included within convertible senior notes on the Company’s condensed consolidated balance sheet as of March 31, 2010, is comprised of the principal $172.5 million less the unamortized debt discount of $9.8 million. The total debt discount amortization recognized for the three months ended March 31, 2010 was $0.2 million. The debt discount will continue to be amortized at the effective interest rate of 8.6%. For the three months ended March 31, 2010, the total interest expense recognized on the 7.5% Notes was $2.7 million.

Certain information with respect to the Company’s borrowings as of December 31, 2009 is summarized in the following table (dollar amounts in thousands):

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

(1)

Collateral for borrowings consists of RMBS, securities available-for-sale, equity investments, at estimated fair value, private equity investments, corporate and residential mortgage loans and common stock warrants.

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

Note 9. Derivative Financial Instruments

The Company enters into derivative transactions in order to hedge its interest rate risk exposure to the effects of interest rate changes. Additionally, the Company enters into derivative transactions in the course of its portfolio management activities. The counterparties to the Company’s derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The counterparties to the Company’s derivative agreements have investment grade ratings and, as a result, the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

Cash Flow Hedges

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	As of March 31, 2010		As of December 31, 2009
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(48,705)	$383,333	$(43,800)
Free-Standing Derivatives:
Interest rate swaps	83,965	(641)	89,246	(281)
Credit default swaps—protection sold	51,000	225	51,000	(385)
Total rate of return swaps	—	228	104,446	11,809
Common stock warrants	—	198	—	2,471
Total	$518,298	$(48,695)	$628,025	$(30,186)

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

As of March 31, 2010 and December 31, 2009, the Company had sold protection with a notional amount of approximately $51.0 million. The Company sells protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives.

The following table shows the net realized gains (losses) on the Company’s CDS for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
Gross realized gains	$—	$58,922
Gross realized losses	—	(996)
Net realized gains (losses)	$—	$57,926

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three months ended March 31, 2010 and 2009, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged warrants for borrowings. The following table summarizes the estimated fair value of warrants pledged as collateral as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	As of March 31, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$198	$1,078
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	—	1,393
Total	$198	$2,471

Note 10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of March 31, 2010	As of December 31, 2009
Net unrealized gains on available-for-sale securities	$216,913	$194,336
Net unrealized losses on cash flow hedges	(46,500)	(41,608)
Accumulated other comprehensive income	$170,413	$152,728

The components of changes in other comprehensive income were as follows (amounts in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during period	$30,107	$28,946
Reclassification adjustments for (gains) losses realized in net income(1)	(7,530)	4,861
Unrealized gains on securities available-for-sale	22,577	33,807
Unrealized (losses) gains on cash flow hedges	(4,892)	9,047
Other comprehensive income	$17,685	$42,854

(1)	Excludes an impairment charge of $1.1 million and $33.8 million for investments which were determined to be other-than-temporary for the three months ended March 31, 2010 and 2009, respectively.

Note 11. Commitments and Contingencies

Loan Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. As of March 31, 2010, the Company had committed to purchase corporate loans with aggregate commitments totaling $250.8 million. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of March 31, 2010, the Company had unfunded financing commitments totaling $42.0 million. The Company does not expect material losses related to those corporate loans for which it committed to purchase and fund.

Contingencies

On July 10, 2009, the Company surrendered for cancellation, without consideration, approximately $64.0 million of mezzanine notes issued to the Company by CLO 2005-2 (the “2005-2 Notes”) and approximately $222.4 million of mezzanine and junior notes issued to the Company by CLO 2006-1 (the “2006-1 Notes”), as well as certain other notes issued to the Company by another CLO. The surrendered notes were cancelled by the trustee under the applicable indenture, and the obligations due under such surrendered notes were deemed extinguished.

Holders constituting a majority of the controlling class of senior notes of CLO 2005-2 (the “2005-2 Noteholders”) notified the related trustee of purported defaults under the indentures related to the surrender of the 2005-2 Notes. The Company announced on November 29, 2009 that it reached an agreement on November 23, 2009 with the 2005-2 Noteholders pursuant to which the 2005-2 Noteholders have agreed, subject to the terms and conditions of the agreement, not to challenge the July 2009 surrender for cancellation transaction. In exchange, the Company has agreed to certain arrangements, including, among other things, to refrain from undertaking a comparable surrender for cancellation, of any other mezzanine notes or junior notes issued to it by CLO 2005-2. In addition, the Company has agreed with the 2005-2 Noteholders that, for so long as no legal action or similar challenge is brought to the Company’s prior surrender of notes in any of its CLO transactions, the Company will not undertake a comparable surrender for cancellation, without consideration, of any mezzanine notes or junior notes issued to it by CLO 2005-1, CLO 2006-1, CLO 2007-1 or CLO 2007-A.

In addition, during the first quarter of 2010, certain holders of the senior notes of CLO 2006-1 (the “2006-1 Noteholders”) notified the related trustee of purported defaults under the indenture related to the surrender of the 2006-1 Notes. The Company does not believe based on discussions with counsel that an event of default has occurred and is engaged in discussions with the 2006-1 Noteholders to resolve this matter. Accordingly, the Company does not believe that this matter will have a material effect on its financial condition.

The parent company of the Manager recently furnished information to the SEC, in response to an examination letter sent to a number of investment advisers in the structured credit product sector, regarding its trading procedures and valuation practices in the collateral pools of CLOs for which it acts as collateral manager.

The Company has been named as a party in various legal actions which include the matters described below. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage and the Company cannot predict with certainty the loss or range of loss that may be incurred. The Company has denied, or believes it has a meritorious defense and will deny liability in the significant cases pending against the Company discussed below. Based on current discussion and consultation with counsel, management believes that the resolution of these matters will not have a material impact on the Company’s condensed consolidated financial statements.

On August 7, 2008, the members of the Company’s board of directors and certain of its current and former executive officers and the Company were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York, or the Charter Litigation. On March 13, 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of the Company’s board of directors and named as defendants only the Company’s former chief executive officer Saturnino S. Fanlo, the Company’s former chief operating officer David A. Netjes, the Company’s current chief financial officer Jeffrey B. Van Horn and the Company. The amended complaint alleges that the Company’s April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act, regarding the risks and potential losses associated with the Company’s real estate-related assets, the Company’s ability to finance its real estate-related assets and the adequacy of the Company’s loss reserves for its real estate-related assets. The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, Messrs. Fanlo, Netjes and Van Horn each have legal responsibility for the alleged Section 11 violation. On April 27, 2009, the defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act.

On August 15, 2008, the members of the Company’s board of directors and its executive officers (collectively, the “Kostecka Individual Defendants”) were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the “California Derivative Action”). The Company was named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the Company’s April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated January 8, 2009, the Court approved the parties’ stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or the Company files an answer to the Charter Litigation.

On March 23, 2009, the members of the Company’s board of directors and certain of its executive officers (collectively, the “Haley Individual Defendants”) were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New York (the “New York Derivative Action”). The Company was named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of the Company’s April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated June 18, 2009, the Court approved the parties’ stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or the Company files an answer to the Charter Litigation.

Note 12. Share Options and Restricted Shares

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of March 31, 2010, the 2007 Share Incentive Plan authorizes a total of 8,464,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2010	1,097,000	255,618	1,352,618
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Forfeited	—	—	—
Unvested shares as of March 31, 2010	1,097,000	255,618	1,352,618

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $8.21 and $0.88 per share at March 31, 2010 and March 31, 2009, respectively. There were $3.3 million and $1.0 million of total unrecognized compensation costs related to unvested restricted common shares granted as of March 31, 2010 and 2009, respectively. These costs are expected to be recognized over three years from the date of grant.

The following table summarizes common share option transactions:

	Number of Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2010	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2010	1,932,279	$20.00

As of March 31, 2010 and December 31, 2009, 1,932,279 common share options were exercisable. As of March 31, 2010, the common share options were fully vested and expire in August 2014. For the three months ended March 31, 2010 and 2009, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Restricted shares granted to Manager	$2,392	$(140)
Restricted shares granted to certain directors	502	137
Total share-based compensation expense	$2,894	$(3)

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

For the three months ended March 31, 2010, the Company incurred $4.2 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $2.4 million for the three months ended March 31, 2010 (see Note 12 to these condensed consolidated financial statements). For the three months ended March 31, 2009, the Company incurred $3.6 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $(0.1) million for the three months ended March 31, 2009 (see Note 12 to these condensed consolidated financial statements).

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

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended March 31, 2010 and 2009.

During the three months ended March 31, 2010, the Manager earned $22.2 million of incentive fees. Of this amount, the Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by the Company as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A during the quarter ended March 31, 2010. The remaining $12.5 million, representing the incentive fee net of the amount waived, is included in related party management compensation on the Company’s condensed consolidated statement of operations for the quarter ended March 31, 2010 and is due and payable to the Manager as of that date.

An affiliate of the Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager.  Previously, the collateral manager had waived the fees it earned for providing management services for the Company’s CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata Funding LLC (restructured and replaced with CLO 2009-1 on March 31, 2009). Beginning in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1. In addition, due to CLO 2007-A and CLO 2007-1 regaining compliance with their respective OC Tests during the first quarter of 2010, the collateral manager also reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. For the three months ended March 31, 2010, the collateral manager waived an aggregate of $4.5 million for CLO 2005-2, CLO 2006-1 and CLO 2007-A. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive management fees from CLO 2009-1. The Company recorded an expense for CLO management fees of $1.4 million and $7.7 million for the quarters ended March 31, 2010 and 2009, respectively.

In addition, beginning January 1, 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO management fees received by the Manager. For the three months ended March 31, 2010 and 2009, the Manager permanently waived reimbursement of $1.3 million and $2.3 million in allocable general and administrative expenses, respectively.

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of March 31, 2010, the aggregate par amount of these affiliated investments totaled $2.5 billion, or approximately 31% of the total investment portfolio, and consisted of 24 issuers. The total $2.5 billion in affiliated investments were primarily comprised of $2.1 billion of corporate loans and $415.2 million of corporate debt securities available-for-sale. As of December 31, 2009, the aggregate par amount of these affiliated investments totaled $2.8 billion, or approximately 35% of the total investment portfolio, and consisted of 21 issuers. The total $2.8 billion in investments were comprised of $2.3 billion of corporate loans, $466.0 million of corporate debt securities available for sale, and $61.8 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the condensed consolidated balance sheet).

Note 14. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The fair value of certain instruments including securities available-for-sale, corporate loans, derivatives, and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest receivable, senior secured credit facility and interest payable, approximates cost as of March 31, 2010 and December 31, 2009, due to the short-term nature of these instruments.

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$621,827	$621,827	$439,792	$439,792
Securities available-for-sale	829,691	829,691	755,686	755,686
Corporate loans, net of allowance for loan losses of $216,080, and $237,308 as of March 31, 2010 and December 31, 2009, respectively	5,691,751	5,743,517	5,617,925	5,459,273
Corporate loans held for sale	733,072	753,611	925,718	954,350
Residential mortgage-backed securities	114,023	114,023	47,572	47,572
Residential mortgage loans	—	—	2,097,699	2,097,699
Equity investments, at estimated fair value	63,488	63,488	120,269	120,269
Interest and principal receivable	64,221	64,221	98,313	98,313
Derivative assets	1,303	1,303	15,784	15,784
Reverse repurchase agreements	—	—	80,250	80,250
Private equity investments, at cost	17,505	24,958	17,505	24,658

Financial Liabilities:
Collateralized loan obligation secured notes	$5,631,866	$5,155,656	$5,667,716	$4,775,364
Collateralized loan obligation junior secured notes to affiliates	380,343	236,007	533,786	221,755
Senior secured credit facility	150,000	150,000	175,000	175,000
Convertible senior notes	343,303	395,910	275,800	259,252
Junior subordinated notes	283,517	255,520	283,517	238,154
Residential mortgage-backed securities issued	—	—	2,034,772	2,034,772
Accounts payable, accrued expenses and other liabilities	83,768	83,768	7,240	7,240
Accrued interest payable	16,597	16,597	25,297	25,297
Accrued interest payable to affiliates	2,150	2,150	2,911	2,911
Related party payable	14,827	14,827	3,367	3,367
Securities sold, not yet purchased	—	—	77,971	77,971
Derivative liabilities	49,998	49,998	45,970	45,970

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010

Assets:
Securities available-for-sale	$—	$761,083	$68,608	$829,691
Residential mortgage-backed securities	—	—	114,023	114,023
Equity investments, at estimated fair value	—	41,789	21,699	63,488
Credit default swaps — protection sold	—	225	—	225
Total rate of return swaps	—	—	228	228
Common stock warrants	—	—	198	198
Total	$—	$803,097	$204,756	$1,007,853

Liabilities:
Cash flow interest rate swaps	$—	$(48,705)	$—	$(48,705)
Free-standing interest rate swaps	—	—	(641)	(641)
Total	$—	$(48,705)	$(641)	$(49,346)

There were no transfers between levels 1 and 2 during the three months ended March 31, 2010.

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010
Loans held for sale	$—	$210,788	$—	$210,788

(1)          As of March 31, 2010, total loans held for sale had a carrying value of $733.1 million of which $210.8 million was carried at estimated fair value and the remaining $522.3 million carried at amortized cost. The $210.8 million carried at estimated fair value was classified as level 2 given that the assets were valued using quoted prices and other observable inputs in an active market.

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Securities available-for-sale	$1,277	$673,121	$81,288	$755,686
Residential mortgage-backed securities	—	—	47,572	47,572
Residential mortgage loans	—	—	2,097,699	2,097,699
Equity investments, at estimated fair value	26,483	75,497	18,289	120,269
Total rate of return swaps	—	—	11,809	11,809
Common stock warrants	—	—	2,471	2,471
Total	$27,760	$748,618	$2,259,128	$3,035,506
Liabilities:
Cash flow interest rate swaps	$—	$(43,800)	$—	$(43,800)
Free-standing interest rate swaps	—	—	(281)	(281)
Credit default swaps — protection sold	—	(385)	—	(385)
Residential mortgage-backed securities issued	—	—	(2,034,772)	(2,034,772)
Securities sold, not yet purchased	—	(77,971)	—	(77,971)
Total	$—	$(122,156)	$(2,035,053)	$(2,157,209)

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis. There were no liabilities measured at fair value on a non-recurring basis:

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended March 31, 2010 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at estimated fair value	Total rate of return swaps	Common stock warrants	Free-standing derivatives interest rate swaps
Beginning balance as of January 1, 2010	$81,288	$47,572	$18,289	$11,809	$2,471	$(281)
Transfers in from deconsolidation (1)	—	74,366	—	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	700	(4,124)	(3,937)	1,743	123	(360)
Included in other comprehensive income	5,743	—	—	—	—	—
Transfers in to level 3	501	—	—	—	—	—
Purchases, sales, other settlements and issuances, net	(19,624)	(3,791)	7,347	(13,324)	(2,396)	—
Ending balance as of March 31, 2010	$68,608	$114,023	$21,699	$228	$198	$(641)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(2)	$—	$(1,977)	$(3,937)	$—	$123	$(358)

(1)

Represents the subordinate tranches of the residential mortgage loan securitization trusts as a result of the Company’s deconsolidation as of January 1, 2010, computed as $11.4 million of REO plus $62.9 million, which represents the difference between the residential mortgage loans of $2.1 billion less RMBS Issued, at estimated fair value, of $2.0 billion. See Note 2 for further discussion.

(2)

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

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended March 31, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Equity Investments, at estimated fair value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2009	$89,109	$102,814	$2,620,021	$5,287	$(76,950)	$(2,462,882)
Total gains or losses (realized and unrealized):
Included in earnings	(6,156)	(7,369)	(252,653)	—	7,428	243,768
Included in other comprehensive loss	1,881	—	—	—	—	—
Transfers out of level 3	—	—	(427)	—	—	—
Purchases, sales, other settlements and issuances, net	(8,784)	(7,562)	(106,182)	—	67,291	105,527
Ending balance as of March 31, 2009	$76,050	$87,883	$2,260,759	$5,287	$(2,231)	$(2,113,587)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(6,800)	$(248,213)	$—	$36,718	$244,001

(1)

Amounts are included in net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

Note 15. Subsequent Events

On April 29, 2010, the Company’s board of directors declared a cash distribution for the quarter ended March 31, 2010 on the Company’s common shares of $0.10 per common share. The distribution is payable on May 28, 2010 to common shareholders of record as of the close of business on May 14, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on March 1, 2010. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

Executive Overview

We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our Manager with the objective of generating both current income and capital appreciation. We primarily invest in financial assets including below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable equity securities, private equity and credit default swaps. Additionally, we have made or may make investments in other asset classes including natural resources and real estate. The corporate loans we invest in are primarily referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for these investments. The senior secured notes issued by the CLO transactions are primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of five cash flow CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”) and KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A” and, together with CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-1, each a “Cash Flow CLO” and, collectively, the “Cash Flow CLOs”). We execute our core business strategy through majority-owned subsidiaries, including CLOs.

Significant Debt Transactions

On January 15, 2010, we issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”). Proceeds from the offering totaled $167.3 million, reflecting $172.5 million from the issuance less $5.2 million for underwriting fees.

During the three months ended March 31, 2010, in an open market auction, we purchased $10.3 million of mezzanine notes issued by CLO 2007-A for $5.5 million and $72.7 million of mezzanine and subordinate notes issued by CLO 2007-1 for $38.8 million, both of which were previously held by an affiliate of our manager. These transactions resulted in us recording an aggregate gain on extinguishment of debt totaling $38.7 million.

During the quarter ended March 31, 2010, we repurchased $95.2 million par amount of our 7.0% convertible senior notes due 2012, reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of March 31, 2010.  In addition, in February 2010, we paid down $25.0 million of our senior secured credit facility due 2011, reducing the amount outstanding from $175.0 million as of December 31, 2009 to $150.0 million as of March 31, 2010.

Distributions to Shareholders

On April 29, 2010, our board of directors declared a cash distribution for the quarter ended March 31, 2010 on our common shares of $0.10 per share. The distribution is payable on May 28, 2010 to common shareholders of record as of the close of business on May 14, 2010.

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

Consolidation

Effective January 1, 2010, we adopted new guidance which amended the accounting for the transfers of financial assets, eliminated the concept of a qualified special purpose entity (“QSPE”) and significantly changed the criteria by which an enterprise determines whether or not it must consolidate a variable interest entity (“VIE”). Under the new guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.

As a result of the adoption of new guidance regarding the amended consolidation model to be based on power and economics, we determined that six residential mortgage loan securitization trusts, which were previously consolidated by us as we were deemed to be the primary beneficiary, were required to be deconsolidated. We determined that we did not have the power to direct the activities that most significantly impacted the economic performance of the securitization trusts or the performance of the securitization trusts’ underlying assets.

Effective January 1, 2010, we deconsolidated the six residential mortgage loan securitization trusts, which resulted in the reduction of both assets and liabilities of approximately $2.0 billion. In addition, loan interest income, interest expense, loan servicing expense, and net unrealized and realized gain (loss) associated with the residential mortgage loan securitization trusts will no longer be reported on our condensed consolidated financial statements. Our deconsolidation of the six residential mortgage loan securitization trusts had no net impact on shareholders’ equity, results of operations and cash flows.

CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”) are all VIEs which we consolidate as we determined we have the power to direct the activities that most significantly impact these entities’ economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

As our condensed consolidated financial statements in this Quarterly Report on Form 10-Q are presented to reflect the consolidation of the CLOs we hold investments in, the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the CLOs on a consolidated basis which is consistent with the disclosures in our condensed consolidated financial statements.

Investment Portfolio

Overview

As discussed above, the majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. On an unconsolidated basis, our investment portfolio primarily consists of the following as of March 31, 2010: (i) mezzanine and subordinated tranches of CLO transactions with an aggregate par amount of $1.1 billion; (ii) corporate loans with an aggregate par amount of $582.8 million and an estimated fair value of $452.6 million; (iii) corporate debt securities with an aggregate par amount of $136.8 million and an estimated fair value of $130.0 million; (iv) residential mortgage-backed securities (“RMBS”) with a par amount of $260.5 million and estimated fair value of $109.6 million; and (v) equity and private equity investments with an estimated fair value of $76.7 million. In addition, we hold other investments including long and short credit default swap transactions and interest rate swaps.

Corporate Debt Investments

Our investments in corporate debt primarily consist of investments in below investment grade corporate loans, often referred to as syndicated bank loans or leveraged loans, and corporate debt securities.  Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets. Debt securities are carried at estimated fair value on our condensed consolidated balance sheets.

These investments have an aggregate par balance of $8.0 billion, an aggregate net amortized cost of $7.3 billion and an aggregate estimated fair value of $7.3 billion as of March 31, 2010. Included in these amounts is $7.3 billion par amount or $6.7 billion estimated fair value of investments held in our five Cash Flow CLOs through which we finance the majority of our corporate debt investments. These Cash Flow CLOs have aggregate secured notes outstanding totaling $5.6 billion held by us and external parties, and an aggregate of $380.3 million of junior notes outstanding that are held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. We consolidate all five of our Cash Flow CLOs and reflect all income and losses related to the assets in these CLOs on our condensed consolidated statement of operations even though a minority interest in two of these CLO transactions is held by an affiliate of our Manager.

RMBS Investments

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $114.0 million as of March 31, 2010.

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

The types of assets carried at level 1 fair value are equity securities listed in active markets.

Level 2: Inputs, other than quoted prices included in level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Fair value assets and liabilities that are included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, certain securities sold, not yet purchased and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

Assets and liabilities carried at fair value and included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, residential mortgage-backed securities, residential mortgage loans, residential mortgage-backed securities issued and certain derivatives.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.

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

Corporate Debt Securities:  Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on discounted cash flow techniques, for which the key inputs are the amount and timing of expected future cash flows, market yields for such instruments and recovery assumptions. Inputs are determined based on relative value analyses, which incorporate similar instruments from similar issuers.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended March 31, 2010, share-based compensation was $2.9 million. As of March 31, 2010, substantially all of the non-vested restricted common shares issued are subject to remeasurement. As of March 31, 2010, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.1 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of March 31, 2010, the common share options were fully exercised and expire in August 2014. As of March 31, 2010, future unamortized share-based compensation totaled $3.3 million, of which $2.6 million, $0.6 million, and $0.1 million will be recognized in 2010, 2011 and beyond, respectively.

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on our condensed consolidated balance sheets at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, we record changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income and subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedge is recorded in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in other (loss) income.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of March 31, 2010, the estimated fair value of our net derivative liabilities totaled $48.7 million.

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

This process involves a considerable amount of subjective judgment by our management. As of March 31, 2010, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $3.5 million, which if not recovered may result in the recognition of future losses. During the three months ended March 31, 2010, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $1.1 million.

Allowance for Loan Losses

Our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date.  Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan’s estimated fair value.

The unallocated component of our allowance for loan losses reflects our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. Loans that demonstrate possible indicators of impairment are aggregated on a watch list for monitoring and are sub-divided for categorization based on the seniority of the loan in the issuer’s capital structure, whether the loan is secured or unsecured, and the nature of the collateral securing the loan, for purposes of applying possible default and loss severity ranges based on the nature of the issuer and the specific loan. We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of March 31, 2010, the range of outcomes used to estimate the probability of default was between 5% and 40% and the range of loss severity assumptions for loans that may default was between 20% and 75%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio performance as well as industry performance of the corporate loan asset class and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations.

As of March 31, 2010, our allowance for loan losses totaled $216.1 million.

Recent Accounting Pronouncements

Consolidation

In February 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance deferring the application of the amended consolidation requirements related to VIEs for a reporting entity’s interest in an entity that has all the attributes of an investment company or for which it is applies measurement principles that are consistent with those followed by investment companies. The guidance was expected to most significantly affect reporting entities in the investment management industry. Entities including, but not limited to, securitization entities or entities with multiple levels of subordinated investors such as a CLO for which the primary purpose of the capital structure of the entity is to provide credit enhancement to senior interest holders, will not qualify for the deferral. The guidance was effective for interim and annual reporting periods beginning after November 15, 2009. As we are not considered an investment company, the adoption did not have an affect on our condensed consolidated financial statements.

Results of Operations

Summary

Our net income for the three months ended March 31, 2010 totaled $129.5 million (or $0.82 per diluted common share), as compared to a net loss of $13.0 million (or $(0.09) per diluted common share) for the three months ended March 31, 2009. The increase in net income of $142.5 million from the same quarter in 2009 was primarily a result of three key drivers: (i) an increase in net realized and unrealized gains on investments of $95.6 million due to a significant rise in bond and loan market values, (ii) no provision for loan losses recorded during the first quarter of 2010, resulting in an increase in net investment income of $27.0 million, and (iii) a decrease in interest expense, slightly offset by a decrease in interest income attributable to a decline in our total corporate debt portfolio.

The following table presents the components of our net investment income for the three months ended March 31, 2010 and 2009:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Investment Income:
Corporate loans and securities interest income	$86,819	$105,184
Residential mortgage loans and securities interest income	7,653	39,001
Other interest income	67	356
Dividend income	26	261
Net discount accretion	24,785	13,871
Total investment income	119,350	158,673
Interest Expense:
Collateralized loan obligation secured notes	12,582	46,415
Senior secured credit facility	3,273	3,942
Convertible senior notes	7,254	5,246
Junior subordinated notes	3,889	4,441
Residential mortgage-backed securities issued	—	25,859
Interest rate swap	4,332	2,737
Other interest expense	170	1,242
Total interest expense	31,500	89,882
Interest expense to affiliates	4,541	5,805
Provision for loan losses	—	26,987
Net investment income	$83,309	$35,999

Due to our adoption of new guidance related to consolidation of variable interest entities (as described above under “Executive Overview”), certain amounts for the three months ended March 31, 2009, which were related to the six residential mortgage loan securitization trusts that we deconsolidated effective January 1, 2010, should be disregarded for comparative purposes. For the three months ended March 31, 2009, RBMS Issued interest expense totaled $25.9 million and residential mortgage loans interest income totaled $28.0 million related to the six residential mortgage loan securitization trusts which were deconsolidated.

Excluding the amounts above, the increase in net investment income from the three months ended March 31, 2009 to the same period in 2010 was primarily due to the provision for loan losses recorded in the first quarter of 2009 and a reduction in total interest expense due to paydowns of our collateralized loan obligation secured notes during 2009 and the first quarter of 2010. In addition, during the three months ended March 31, 2010 compared to the same period in 2009, paydowns of corporate debt securities and loans increased significantly, which resulted in additional acceleration of discount accretion of approximately $10.6 million.

Other Income (Loss)

The following table presents the components of other income (loss) for the three months ended March 31, 2010 and 2009:

Comparative Other Income (Loss) Components

(Amounts in thousands)

	For the three months ended March 31, 2010	For three months ended March 31, 2009
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaps	$(358)	$475
Credit default swaps	1,018	7,980
Total rate of return swaps	1,743	6,953
Common stock warrants	123	—
Foreign exchange(1)	(3,944)	(3,012)
Total net realized and unrealized (loss) gain on derivatives and foreign exchange	(1,418)	12,396
Net realized loss on residential mortgage-backed securities and residential mortgage loans, carried at estimated fair value	(3,168)	(8,407)
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(1,977)	(11,012)
Net realized and unrealized gain (loss) on investments(2)	36,563	(26,440)
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(756)	1,437
Impairment of securities available for sale	(1,140)	(33,764)
Net gain on restructuring and extinguishment of debt	39,999	34,571
Other income	3,004	1,333
Total other income (loss)	$71,107	$(29,886)

(1)	Includes foreign exchange contracts and foreign exchange gain or loss.
(2)	Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

For the three months ended March 31, 2009, the aggregate realized and unrealized gain (loss) on residential mortgage loans and residential mortgage-backed securities issued (“RMBS Issued”) related to the six residential mortgage loan securitization trusts that we deconsolidated effective January 1, 2010. The deconsolidation had no net impact on our results of operations for the three months ended March 31, 2010.

Total other income totaled $71.1 million for the three months ended March 31, 2010 as compared to other loss of $29.9 million for the three months ended March 31, 2009. Total other income increased from the three months ended March 31, 2009 to 2010 due to primarily two factors. First, net realized and unrealized gain on investments totaled $36.6 million for the quarter ended March 31, 2010, compared to a loss of $26.4 million for the quarter ended March 31, 2009. Second, losses due to the impairment of securities available for sale totaled $1.1 million for the quarter ended March 31, 2010 compared to $33.8 million for the quarter ended March 31, 2009. The improvement with respect to both realized and unrealized losses on investments and impairment losses was primarily attributable to significant asset appreciation during the three months ended March 31, 2010 compared to the same period in 2009 as demonstrated by the increase in the weighted average market value as a percentage of face value of our corporate debt portfolio from approximately 61% as of March 31, 2009 to 91% as of March 31, 2010.

During the three months ended March 31, 2010, in an open market auction, we purchased $83.0 million of notes issued by CLO 2007-A and CLO 2007-1, both of which were previously held by an affiliate of our manager. These transactions resulted in us recording an aggregate gain on extinguishment of debt totaling $38.7 million during the first quarter of 2010. For the three months ended March 31, 2009, the $34.6 million gain on debt restructuring reflected the reduction of the reported amount of debt held by an affiliate of our Manager upon the replacement of Wayzata Funding LLC (“Wayzata”) with CLO 2009-1 on March 31, 2009.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three months ended March 31, 2010 and 2009:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Related party management compensation:
Base management fees	$4,157	$3,625
Incentive fees	12,500	—
Share-based compensation	2,392	(140)
CLO management fees	1,442	7,727
Related party management compensation	20,491	11,212
Professional services	1,064	3,385
Loan servicing	—	2,136
Insurance	637	303
Directors expenses	1,195	304
General and administrative	1,518	1,796
Total non-investment expenses	$24,905	$19,136

For the three months ended March 31, 2009, the entire loan servicing expense of $2.1 million was related to the six residential mortgage loan securitization trusts which we deconsolidated effective January 1, 2010. As such, the $2.1 million balance should be disregarded for comparative purposes.

As presented in the table above, our non-investment expenses increased by approximately $5.8 million from the three months ended March 31, 2009 to 2010. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fee increased by $0.5 million from the three months ended March 31, 2009 to 2010. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. During the three months ended March 31, 2010, our Manager earned $22.2 million of incentive fees.  Of this amount, our Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by us as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A during the quarter ended March 31, 2010. The remaining $12.5 million, representing the incentive fee net of the amount waived, is included in related party management compensation on our condensed consolidated statement of operations for the quarter ended March 31, 2010 and is due and payable to our Manager as of that date.

An affiliate of our Manager has entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. Previously, the collateral manager had waived the fees it earned for providing management services for our CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata (restructured and replaced with CLO 2009-1 on March 31, 2009). Beginning in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1. In addition, due to CLO 2007-A and CLO 2007-1 regaining compliance with their respective over-collateralization tests (“OC Tests”) during the first quarter of 2010, the collateral manager also reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. For the three months ended March 31, 2010, the collateral manager waived an aggregate of $4.5 million for CLO 2005-2, CLO 2006-1 and CLO 2007-A. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. Accordingly, CLO management fees decreased $6.3 million from the three months ended March 31, 2009 to 2010 to account for all six CLOs paying CLO management fees during the there months ended March 31, 2009.

In addition, beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by the Manager. For the three months ended March 31, 2010, our Manager permanently waived reimbursement of $1.3 million in allocable general and administrative expenses. For the three months ended March 31, 2009, the Manager permanently waived reimbursement of $2.3 million in allocable general and administrative expenses.

General and administrative expenses include expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. Professional fees decreased $2.3 million from the three months ended March 31, 2009 to 2010.

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

During 2010, we owned an equity interest in KKR Financial Holdings II, LLC (“KFH II”), which has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

KKR TRS Holdings, Ltd. (“TRS Ltd.”), KKR Financial Holdings, Ltd. (“KFH Ltd.”), KFH III Holdings Ltd. (“KFH III Ltd.”), KFN PEI VII, LLC (“PEI VII”), KFH PE Holdings I LLC (“PE I”), KFH PE Holdings II LLC (“PE II”) and KKR Financial Holdings Inc. (“KFH Inc.”) are our wholly-owned subsidiaries and are not consolidated with us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in PEI VII, PE I, PE II and KFH Inc., all domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. Those subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd., KFH Ltd. and KFH III Ltd. are our foreign subsidiaries and are taxed as corporations for United States federal income tax purposes. These entities were formed to make certain foreign and domestic investments from time to time. TRS Ltd., KFH Ltd. and KFH III Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. No provisions for income taxes for the quarter ended March 31, 2010 were recorded for these entities; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

While our REIT subsidiary (KFH II) is not expected to incur a 2010 federal or state tax liability, several of our domestic taxable corporate subsidiaries are expected to incur a relatively small amount of 2010 federal and state tax liability.

Investment Portfolio

Corporate Investment Portfolio Summary

Our corporate investment portfolio primarily consists of investments in corporate loans and debt securities. Our corporate loans primarily consist of senior secured, second lien and subordinate loans. The corporate loans we invest in are primarily below investment grade and are floating rate indexed to either one-month or three-month LIBOR. Our investments in corporate debt securities primarily consist of investments in below investment grade corporate bonds that are senior secured, senior unsecured and subordinated. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability.

Corporate Loans

Our corporate loan portfolio totaled approximately $6.6 billion as of March 31, 2010 and $6.8 billion as of December 31, 2009. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinate loans.

The following table summarizes our corporate loans portfolio stratified by type as of March 31, 2010 and December 31, 2009:

Corporate Loans

(Amounts in thousands)

	March 31, 2010 (1)			December 31, 2009 (1)
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$5,939,661	$5,939,661	$5,814,111	$6,093,463	$6,093,463	$5,774,248
Second lien	617,706	617,706	578,887	638,052	638,052	560,038
Subordinate	89,607	89,607	104,130	81,073	81,073	79,337
Subtotal	6,646,974	6,646,974	6,497,128	6,812,588	6,812,588	6,413,623
Lower of cost or fair value adjustment	(6,071)	—	—	(31,637)	—	—
Allowance for loan losses	(216,080)	—	—	(237,308)	—	—
Total	$6,424,823	$6,646,974	$6,497,128	$6,543,643	$6,812,588	$6,413,623

(1)	Includes loans held for sale

As of March 31, 2010, $7.0 billion, or 98.8%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.2%, was fixed rate. As of December 31, 2009, $7.2 billion, or 98.3%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.7%, was fixed rate. Fixed and floating amounts and percentages are based on par values.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted-average coupon on our floating rate corporate loans was 3.8% and 3.7% as of March 31, 2010 and December 31, 2009, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.2% and 3.1% as of March 31, 2010 and December 31, 2009, respectively. The weighted-average years to maturity of our floating rate corporate loans was 4.3 years as of both March 31, 2010 and December 31, 2009. As of March 31, 2010 and December 31, 2009, $0.8 billion par amount, or 11.6%, and $0.6 billion par amount, or 8.8%, respectively, of our floating rate corporate loan portfolio had interest rate floors.

As of March 31, 2010, our fixed rate corporate loans had a weighted-average coupon of 13.1% and weighted-average years to maturity of 5.1 years, as compared to 13.6% and 5.4 years, respectively, as of December 31, 2009.

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

As of March 31, 2010 and December 31, 2009, we had loans on non-accrual status with total carrying value of $253.3 million and $439.9 million, respectively. The average recorded investment in the impaired loans included in non-accrual loans during the three months ended March 31, 2010 and 2009 was $346.6 million and $565.2 million, respectively. As of March 31, 2010 and 2009, the allocated component of the allowance for loan losses included all impaired loans for the respective periods. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $5.6 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, we held corporate loans that were in default with a total carrying value of $209.7 million from four issuers. As of December 31, 2009, we held corporate loans that were in default with a total amortized cost of $392.5 million from seven issuers. The majority of corporate loans in default during 2010 and 2009 were included in the loans for which the allocated component of the allowance for losses was related to or in those investments for which we determined were loans held for sale as of March 31, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in the allowance for loan losses for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Balance at beginning of period	$237,308	$480,775
Provision for loan losses	—	26,987
Charge-offs	(21,228)	—
Balance at end of period	$216,080	$507,762

As of March 31, 2010 and December 31, 2009, we had an allowance for loan loss of $216.1 million and $237.3 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loans’ estimated fair value.

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

As of March 31, 2010, the allocated component of our allowance for loan losses totaled $82.4 million and relates to investments in loans issued by six issuers with an aggregate par amount of $216.7 million and an aggregate amortized cost amount of $118.3 million. As of December 31, 2009, the allocated component of the allowance for loan losses totaled $81.7 million and relates to investments in loans issued by six issuers with an aggregate par amount of $223.6 million and an aggregate amortized cost amount of $121.2 million. The unallocated component of our allowance for loan losses totaled $133.7 million and $155.6 million as of March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, we recorded charge-offs totaling $21.2 million comprised primarily of loans transferred to loans held for sale. There were no charge-offs during the three months ended March 31, 2009.

We reduced the lower of cost or market valuation allowance by $3.7 million for certain loans held for sale during the quarter ended March 31, 2010 which had a carrying value of $733.1 million as of March 31, 2010. We recorded a $14.0 million charge to earnings during the quarter ended March 31, 2009 for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had a carrying value of $259.9 million as of March 31, 2009.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) ratings category as of March 31, 2010 and December 31, 2009:

Corporate Loans

(Amounts in thousands)

Ratings Category	As of March 31, 2010	As of December 31, 2009
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	—
Baa1/BBB+ through Baa3/BBB-	9,249	22,040
Ba1/BB+ through Ba3/BB-	1,453,891	1,526,201
B1/B+ through B3/B-	4,772,006	4,610,234
Caa1/CCC+ and lower	791,909	1,120,140
Non-rated	107,846	93,550
Total	$7,134,901	$7,372,165

Corporate Debt Securities

Our corporate debt securities portfolio totaled $829.7 million and $754.4 million as of March 31, 2010 and December 31, 2009, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds.

The following table summarizes our corporate debt securities portfolio stratified by type as of March 31, 2010 and December 31, 2009:

Corporate Debt Securities

(Amounts in thousands)

	March 31, 2010			December 31, 2009
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$296,512	$226,957	$296,512	$156,410	$99,202	$156,410
Senior unsecured	429,869	310,635	429,869	425,683	318,216	425,683
Subordinated	103,310	75,186	103,310	172,316	143,219	172,316
Total	$829,691	$612,778	$829,691	$754,409	$560,637	$754,409

As of March 31, 2010, $684.1 million, or 76.8%, of our corporate debt securities portfolio was fixed rate and $206.2 million, or 23.2%, was floating rate. As of December 31, 2009, $647.4 million, or 77.6%, of our corporate debt securities portfolio was fixed rate and $186.7 million, or 22.4%, was floating rate. Fixed and floating amounts and percentages are based on par values.

As of March 31, 2010, our fixed rate corporate debt securities had a weighted-average coupon of 9.2% and weighted-average years to maturity of 6.5 years, as compared to 10.0% and 6.2 years, respectively, as of December 31, 2009. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted-average coupon on our floating rate corporate debt securities was 4.5% and 3.6% as of March 31, 2010 and December 31, 2009, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate debt securities was 4.1% and 3.4% as of March 31, 2010 and December 31, 2009, respectively. The weighted-average years to maturity of our floating rate corporate debt securities was 3.8 and 4.1 years as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010 and December 31, 2009, $10.8 million par amount, or 5.2%, and nil, respectively, of our floating rate corporate debt securities portfolio had interest rate floors.

During the three months ended March 31, 2010 and 2009, we recorded impairment losses totaling $1.1 million and $33.8 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value is no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

As of March 31, 2010 and December 31, 2009, we had no corporate debt securities in default.

The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody’s and Standard & Poor’s ratings category as of March 31, 2010 and December 31, 2009:

Corporate Debt Securities

(Amounts in thousands)

Ratings Category	As of March 31, 2010	As of December 31, 2009
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA-	—	—
A1/A+ through A3/A-	—	15,590
Baa1/BBB+ through Baa3/BBB-	—	—
Ba1/BB+ through Ba3/BB-	154,268	35,500
B1/B+ through B3/B-	288,091	207,162
Caa1/CCC+ and lower	414,751	557,187
Non-Rated	33,141	18,691
Total	$890,251	$834,130

Residential Mortgage Investment Summary

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $114.0 million as of March 31, 2010. The $114.0 million of RMBS is comprised of $29.2 million of RMBS that are rated investment grade or higher and $84.8 million of RMBS that are rated below investment grade.

As our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are presented to reflect the deconsolidation of the aforementioned six residential mortgage securitization trusts beginning January 1, 2010, the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our residential mortgage portfolio presented on a deconsolidated basis consistent with the disclosures in our condensed consolidated financial statements. See “Executive Overview — Consolidation” for further discussion.

The table below summarizes the carrying value, amortized cost and estimated fair value of our residential mortgage investment portfolio as of March 31, 2010 and December 31, 2009. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for RMBS and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes, nationally recognized pricing services and/or management’s judgment when relevant observable inputs do not exist.

Residential Mortgage Investment Portfolio

(Amounts in thousands)

	March 31, 2010			December 31, 2009
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Residential Mortgage Loans(1)	$—	$—	$—	$2,097,699	$2,772,216	$2,097,699
Residential Mortgage-Backed Securities	114,023	288,762	114,023	47,572	95,483	47,572
Total	$114,023	$288,762	$114,023	$2,145,271	$2,867,699	$2,145,271

(1)	Excludes real estate owned (“REO”) as a result of foreclosure on delinquent loans of $11.4 million as of December 31, 2009.

As of December 31, 2009, 26 of our residential mortgage loans owned by us with an outstanding balance of $11.4 million were REO as a result of foreclosure on delinquent loans.

Shareholders’ Equity

Our shareholders’ equity at March 31, 2010 and December 31, 2009 totaled $1.3 billion and $1.2 billion, respectively. Included in our shareholders’ equity as of March 31, 2010 and December 31, 2009 is accumulated other comprehensive income totaling $170.4 million and $152.7 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three months ended March 31, 2010 were $1.2 billion and 43.1%, respectively.  Our average shareholders’ equity and return on average shareholders’ equity for the three months ended March 31, 2009 were $691.5 million and (7.6)%, respectively. Return on average shareholders’ equity is defined as net income (loss) divided by weighted average shareholders’ equity.

Our book value per share as of March 31, 2010 and December 31, 2009 was $8.31 and $7.37, respectively, and is computed based on 158,359,757 shares issued and outstanding as of both March 31, 2010 and December 31, 2009.

On February 4, 2010, our board of directors declared a cash distribution of $0.07 per share to shareholders of record on February 18, 2010.  The aggregate amount of the distribution of $11.1 million was paid on March 4, 2010.

Liquidity and Capital Resources

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of March 31, 2010, we had unrestricted cash and cash equivalents totaling $240.5 million.

During the first quarter of 2010, we observed signs of recovery in market value for some assets. As a result, capital markets, including debt and equity financing, that were previously frozen or available only on unattractive terms, show limited signs of reopening. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we will continue to evaluate opportunities to deploy incremental capital based on the terms of capital available to us. This may include taking advantage of market timing to issue equity or refinance or replace indebtedness, including the issuance of new debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. During a portion of the quarter ended March 31, 2010, two of our Cash Flow CLOs were out of compliance with certain compliance tests (specifically, OC Tests) outlined in their respective indentures. During the period in which a Cash Flow CLO is not in compliance with an OC Test, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. However, by March 31, 2010, both of these Cash Flow CLOs came into compliance with their OC Tests, resuming cash flows to the mezzanine and subordinate note holders, including us.

Sources of Funds

Cash Flow CLO Transactions

As of March 31, 2010, we had five Cash Flow CLOs outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $380.3 million as of March 31, 2010 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

In accordance with GAAP, we consolidate each of these Cash Flow CLOs as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs and the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities. The indentures governing our Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the Cash Flow CLOs include OC Tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each Cash Flow CLO.

If an asset is in default, the indenture for each Cash Flow CLO transaction defines the value used to determine the collateral value, which value is the lower of market value of the asset or the recovery value proscribed for the asset based on its type and rating by Standard & Poor’s or Moody’s.

A discount obligation is an asset with a purchase price of less than a particular percentage of par. The discount obligation amounts are specified in each Cash Flow CLO and are generally set at a purchase price of less than 80% of par for corporate loans and 75% of par for corporate debt securities.

The indenture for each Cash Flow CLO specifies a CCC-threshold for the percentage of total assets in the CLO that can be rated CCC. All assets in excess of the CCC threshold specified for the respective CLO are included in the OC Tests at market value and not par.

Defaults of assets in Cash Flow CLOs, ratings downgrade of assets in Cash Flow CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a Cash Flow CLO is not in compliance. If a Cash Flow CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. As a result of the historic declines in asset prices, particularly in the corporate loan and high yield securities asset classes during the fourth quarter of 2008, one or more of our Cash Flow CLOs were out of compliance with the OC Tests for periods of time. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. During the first quarter of 2010, however, as signs of economic recovery appeared evidenced by appreciating market values, all of our CLO transactions came into compliance with their OC Tests. The following table summarizes several of the material tests and metrics for each of our Cash Flow CLOs. This information is based on the March 2010 monthly reports which are prepared by the independent third-party trustee for each Cash Flow CLO:

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

•                  Senior OC Test minimum: Minimum senior over-collateralization requirement per the respective CLO’s indenture.

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the March 2010 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of March 2010 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,041,902	$1,000,240	$1,039,445	$3,374,940	$1,525,981
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	596.7%	606.0%	420.0%	489.8%	436.0%
CCC amount	$61,929	$69,894	$196,880	$757,186	$289,119
CCC percentage of portfolio	5.9%	7.0%	18.9%	22.4%	18.9%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	128.7%	134.0%	158.7%	170.5%	130.9%
Cushion / (Excess)	$71,678	$81,516	$94,692	$202,102	$123,094
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual OC Test	110.0%	118.9%	135.4%	117.8%	113.2%
Cushion / (Excess)	$34,592	$100,650	$152,713	$(58,534)	$41,887

As reflected in the table above, each of our Cash Flow CLOs is in compliance with its respective IC ratio tests based on the March 2010 monthly reports for the respective CLOs. In addition, all Cash Flow CLOs are also in compliance with their respective senior OC Tests and CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-A are in compliance with their respective subordinate OC Tests.

On January 4, 2010, CLO 2007-A was brought into compliance with its respective OC Tests. Also, on March 19, 2010, CLO 2007-1, our final remaining Cash Flow CLO to be failing one or more of its respective OC Tests, was brought into compliance with all of its respective OC Tests. The table above, based on the March 2010 monthly report, was prepared using determination dates as defined in each respective CLO indenture. The determination date for CLO 2007-1 was prior to CLO 2007-1 coming into compliance and as such, its compliance was not reflected in the test results above. As of March 31, 2010, CLO 2007-A and CLO 2007-1, both of which were previously not in compliance and were amortizing the most senior class of notes, have already or will resume cash flows normally payable to the holders of junior classes of notes, including us.

During the three months ended March 31, 2010, in an open market auction, we purchased $10.3 million of mezzanine notes issued by CLO 2007-A for $5.5 million and $72.7 million of mezzanine and subordinate notes issued by CLO 2007-1 for $38.8 million, both of which were previously held by an affiliate of our manager. These transactions resulted in us recording an aggregate gain on extinguishment of debt totaling $38.7 million during the first quarter of 2010.

Senior Secured Credit Facility

During February 2010, we paid down outstanding borrowings under our senior secured credit facility by $25.0 million, reducing the amount outstanding from $175.0 million as of December 31, 2009 to $150.0 million as of March 31, 2010.

Convertible Debt

On January 15, 2010, we issued $172.5 million of 7.5% Convertible Senior Notes due January 15, 2017. The 7.5% Notes bear interest at a rate of 7.5% per year on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. We may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes is 122.2046 shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate may be adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. Net proceeds from the offering totaled $167.3 million, reflecting $172.5 million from the issuance less $5.2 million for underwriting fees.

During the first quarter of 2010, we repurchased $95.2 million par amount of our 7.0% convertible senior notes due 2012, reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of March 31, 2010. These transactions resulted in us recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during the first quarter of 2010.

As of March 31, 2010 and as of the date of filing this Quarterly Report on Form 10-Q, we believe we are in compliance with the covenants contained within our respective borrowing agreements.

Off-Balance Sheet Commitments

As of March 31, 2010, we had committed to purchase corporate loans with aggregate commitments totaling $250.8 million. In addition, we participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of March 31, 2010, we had unfunded financing commitments totaling $42.0 million. We do not expect material losses related to the corporate loans for which we commit to purchase and fund.

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

Qualifying Income Exception

We intend to continue to operate so that we qualify as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for United States federal income tax purposes. In general, if a partnership is “publicly traded” (as defined in the Code), it will be treated as a corporation for United States federal income purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for United States federal income tax purposes, so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code. We refer to this exception as the “qualifying income exception.” Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the “conduct of a financial or insurance business” nor based, directly or indirectly, upon “income or profits” of any person), income and gains derived from certain activities related to minerals and natural resources, and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

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

Tax Consequences of Investments in Natural Resources

As referenced above, we may make certain investments in natural resources.  When we make such investments, it is likely that the income from such investments would be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not “United States persons” within the meaning of Section 7701(a)(30) of the Code.  Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected income with the conduct of a United States trade or business.  To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder’s allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder’s United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such person’s United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

In addition, for all of our holders, investments in natural resources would likely constitute doing business in the jurisdictions in which such assets are located.  As a result, holders of our shares will likely be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions.  Further, holders may be subject to penalties for failure to comply with those requirements.

Our Investment Company Act Status

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities” are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a “fund”). The Investment Company Act defines a “majority-owned subsidiary” of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority owned subsidiary of that person.

We are organized as a holding company. We conduct our operations primarily through our majority owned subsidiaries. Each of our subsidiaries is either outside of the definition of an investment company in Sections 3(a)(1)(A) and 3(a)(1)(C), described above, or excepted from the definition of an investment company under the Investment Company Act. We believe that we are not, and that we do not propose to be, primarily engaged in the business of investing, reinvesting or trading in securities and we do not believe that we have held ourselves out as such. We intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue CLOs, as majority-owned for purposes of the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other “investment securities” that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of U.S. government securities and cash items. However, most of our subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not defined or regulated as investment companies. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary’s compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under Investment Company Act, while KKR Financial Holdings II, LLC, or “KFH II,” our subsidiary that is taxed as a REIT for U.S. federal income tax purposes, generally relies on Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act.  While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

We do not treat our interests in majority-owned subsidiaries that are outside of the general definition of an investment company or that rely on Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act as investment securities when calculating our 40% test.

We sometimes refer to our subsidiaries that rely on Rule 3a-7 under the Investment Company Act as “CLO subsidiaries.” Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by mutual funds. Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary’s relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the CLO subsidiary’s relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the Investment Company Act, as our “REIT subsidiary.” Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” the SEC’s Division of Investment Management, or the “Division,” has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company’s assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, “qualifying real estate assets”), and at least 25% of the company’s assets consist of real estate-related assets (reduced by the excess of the company’s qualifying real estate assets over the required 55%), leaving no more than 20% of the company’s assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division’s interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

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

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiary’s investment in non-agency mortgage- backed securities is the “functional equivalent” of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets will be classified as real estate- related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate- related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

We may hold oil and gas assets through one or more subsidiaries and would refer to those subsidiaries as our “Oil and Gas Subsidiaries”.  Depending upon the nature of the oil and gas assets held by an Oil and Gas Subsidiary, such Oil and Gas Subsidiary may rely on Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act or may fall outside of the general definition of an investment company.  An Oil and Gas Subsidiary that does not engage primarily, propose to engage primarily or hold itself out as engaging primarily in the business of investing, reinvesting or trading in securities will be outside of the general definition of an investment company provided that it passes the 40% test.  This may be the case where an Oil and Gas Subsidiary holds a sufficient amount of oil and gas assets constituting real estate interests together with other assets that are not investment securities such as equipment.  Oil and Gas Subsidiaries that hold oil and gas assets that constitute real property interests, but are unable to pass the 40% test, may rely on Section 3(c)(5)(C), subject to the requirements and restrictions described above.  Alternately, an Oil and Gas Subsidiary may rely on Section 3(c)(9) of the Investment Company Act if substantially all of its business consists of owning or holding oil, gas or other mineral royalties or leases, certain fractional interests, or certificates of interest or participations in or investment contracts relating to such royalties, leases or fractional interests.  These various restrictions imposed on our Oil and Gas Subsidiaries by the Investment Company Act may have the effect of limiting our freedom of action with respect to oil and gas assets (or other assets) that may be held or acquired by such subsidiary or the manner in which we may deal in such assets.

As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our management agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company (“RIC”) under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See “Partnership Tax Matters—Qualifying Income Exception”.

We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C) or Section 3(c)(9), with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen operating strategy, which could have a material adverse effect on us.

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

Foreign Currency Risks

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

Interest rate risk impacts our interest income, interest expense, prepayments, and the fair value of our investments, interest rate derivatives, and liabilities. We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our amortizing interest rate swaps was $383.3 million as of both March 31, 2010 and December 31, 2009.

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

The following table summarizes the estimated net fair value of our derivative instruments held at March 31, 2010 and December 31, 2009 (amounts in thousands):

	As of March 31, 2010		As of December 31, 2009
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$383,333	$(48,705)	$383,333	$(43,800)
Free-Standing Derivatives:
Interest rate swaps	83,965	(641)	89,246	(281)
Credit default swaps—protection sold	51,000	225	51,000	(385)
Total rate of return swaps	—	228	104,446	11,809
Common stock warrants	—	198	—	2,471
Total	$518,298	$(48,695)	$628,025	$(30,186)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of March 31, 2010 (amounts in thousands):

	Less than 1 year	1-3 years	3-5 Years	More than 5 years	Total
Cash Flow Hedges:
Interest rate swaps	$—	$—	$—	$(48,705)	$(48,705)
Free-Standing Derivatives:
Interest rate swaps	(641)	—	—	—	(641)
Credit default swaps—protection sold	(69)	294	—	—	225
Total rate of return swaps	228	—	—	—	228
Total	$(482)	$294	$—	$(48,705)	$(48,893)

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2010 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three ending March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 15, 2008, the members of our board of directors and our executive officers (collectively, the “Kostecka Individual Defendants”) were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the “California Derivative Action”). We are named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of our April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated January 8, 2009, the Court approved the parties’ stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or we file an answer to the Charter Litigation.

On March 23, 2009, the members of our board of directors and certain of our executive officers (collectively, the “Haley Individual Defendants”) were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New York (the “New York Derivative Action”). We are named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of our April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated June 18, 2009, the Court approved the parties’ stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or we file an answer to the Charter Litigation.

Item 1A. Risk Factors

Other than the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely affect our results of operations.

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities” are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a “fund”). The Investment Company Act defines a “majority-owned subsidiary” of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority owned subsidiary of that person.

We are organized as a holding company. We conduct our operations primarily through our majority-owned subsidiaries. Each of our subsidiaries is either outside of the definition of an investment company in Sections 3(a)(1)(A) and 3(a)(1)(C), described above, or excepted from the definition of an investment company under the Investment Company Act. We believe that we are not, and that we do not propose to be, primarily engaged in the business of investing, reinvesting or trading in securities and we do not believe that we have held ourselves out as such. We intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.

We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue CLOs, as majority-owned for purposes of the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other “investment securities” that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of U.S. government securities and cash items. However, most of our subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not defined or regulated as investment companies. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary’s compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under Investment Company Act, while KKR Financial Holdings II, LLC, or “KFH II,” our subsidiary that is taxed as a REIT for U.S. federal income tax purposes, generally relies on Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act.  While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

We do not treat our interests in majority-owned subsidiaries that are outside of the general definition of an investment company or that rely on Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act as investment securities when calculating our 40% test.

We sometimes refer to our subsidiaries that rely on Rule 3a-7 under the Investment Company Act as “CLO subsidiaries.” Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by mutual funds. Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary’s relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the CLO subsidiary’s relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the Investment Company Act, as our “REIT subsidiary.” Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” the SEC’s Division of Investment Management, or the “Division,” has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company’s assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property

(collectively, “qualifying real estate assets”), and at least 25% of the company’s assets consist of real estate-related assets (reduced by the excess of the company’s qualifying real estate assets over the required 55%), leaving no more than 20% of the company’s assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division’s interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

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

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiary’s investment in non-agency mortgage- backed securities is the “functional equivalent” of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets will be classified as real estate- related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate- related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

We may hold oil and gas assets through one or more subsidiaries and would refer to those subsidiaries as our “Oil and Gas Subsidiaries”.  Depending upon the nature of the oil and gas assets held by an Oil and Gas Subsidiary, such Oil and Gas Subsidiary may rely on Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act or may fall outside of the general definition of an investment company.  An Oil and Gas Subsidiary that does not engage primarily, propose to engage primarily or hold itself out as engaging primarily in the business of investing, reinvesting or trading in securities will be outside of the general definition of an investment company provided that it passes the 40% test.  This may be the case where an Oil and Gas Subsidiary holds a sufficient amount of oil and gas assets constituting real estate interests together with other assets that are not investment securities such as equipment.  Oil and Gas Subsidiaries that hold oil and gas assets that constitute real property interests, but are unable to pass the 40% test, may rely on Section 3(c)(5)(C), subject to the requirements and restrictions described above.  Alternately, an Oil and Gas Subsidiary may rely on Section 3(c)(9) of the Investment Company Act if substantially all of its business consists of owning or holding oil, gas or other mineral royalties or leases, certain fractional interests, or certificates of interest or participations in or investment contracts relating to such royalties, leases or fractional interests.  These various restrictions imposed on our Oil and Gas Subsidiaries by the Investment Company Act may have the effect of limiting our freedom of action with respect to oil and gas assets (or other assets) that may be held or acquired by such subsidiary or the manner in which we may deal in such assets.

As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our management agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company (“RIC”) under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See “Partnership Tax Matters—Qualifying Income Exception”.

We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C) or Section 3(c)(9), with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen operating strategy, which could have a material adverse effect on us.

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

We may make investments, such as investments in natural resources, that  would generate income that is treated as effectively connected with respect to holders of our common shares that are not “United States persons.”

We may make investments, such as investments in natural resources, the income from which likely would be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not “United States persons” within the meaning of Section 7701(a)(30) of the Code.  Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected income with the conduct of a United States trade or business.  To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder’s allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder’s United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such person’s United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

Holders of our shares may be subject to foreign, state and local taxes and return filing requirements as a result of investing in our shares.

In addition to United States federal income taxes, holders of our common shares will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property.  For example, we will likely be treated as doing business in any foreign, state or local jurisdiction in which any natural resources in which we invest are located.  As a result, our holders will likely be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions.  Further, holders may be subject to penalties for failure to comply with those requirements.

Item 2 .Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2010, our non-employee directors deferred a total of $0.1 million in cash compensation in exchange for 9,728 shares of phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan.  Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at the election of the Company, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of the Company.  The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

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

Date: April 29, 2010