Form 10-Q
period 2010-06-30
KKR Financial Holdings LLC
filed 2010-08-04
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of the registrant’s common shares outstanding as of July 29, 2010 was 158,359,757.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$141,844	$97,086
Restricted cash and cash equivalents	236,987	342,706
Securities available-for-sale, $799,993 and $740,949 pledged as collateral as of June 30, 2010 and December 31, 2009, respectively	840,507	755,686
Corporate loans, net of allowance for loan losses of $210,218 and $237,308 as of June 30, 2010 and December 31, 2009, respectively	5,621,416	5,617,925
Corporate loans held for sale	895,205	925,718
Residential mortgage-backed securities, at estimated fair value, $4,210 and $47,572 pledged as collateral as of June 30, 2010 and December 31, 2009, respectively	107,081	47,572
Residential mortgage loans, at estimated fair value	—	2,097,699
Equity investments, at estimated fair value, $16,359 and $110,812 pledged as collateral as of June 30, 2010 and December 31, 2009, respectively	86,131	120,269
Derivative assets	5,014	15,784
Interest and principal receivable	72,774	98,313
Reverse repurchase agreements	—	80,250
Other assets	79,255	100,997
Total assets	$8,086,214	$10,300,005
Liabilities
Collateralized loan obligation secured notes	$5,629,988	$5,667,716
Collateralized loan obligation junior secured notes to affiliates	375,502	533,786
Senior secured credit facility	50,176	175,000
Convertible senior notes	343,590	275,800
Junior subordinated notes	283,517	283,517
Residential mortgage-backed securities issued, at estimated fair value	—	2,034,772
Accounts payable, accrued expenses and other liabilities	12,445	7,240
Accrued interest payable	23,728	25,297
Accrued interest payable to affiliates	4,616	2,911
Related party payable	11,698	3,367
Securities sold, not yet purchased	—	77,971
Derivative liabilities	70,827	45,970
Total liabilities	6,806,087	9,133,347
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common shares, no par value, 500,000,000 shares authorized, and 158,359,757 and 158,359,757 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Paid-in-capital	2,576,813	2,563,634
Accumulated other comprehensive income	69,416	152,728
Accumulated deficit	(1,366,102)	(1,549,704)
Total shareholders’ equity	1,280,127	1,166,658
Total liabilities and shareholders’ equity	$8,086,214	$10,300,005

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)
(Amounts in thousands, except per share information)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Net investment income:
Loan interest income	$94,002	$121,919	$185,998	$251,123
Securities interest income	26,400	23,252	53,661	52,104
Other interest income	1,964	132	2,057	749
Total investment income	122,366	145,303	241,716	303,976
Interest expense	(38,851)	(72,403)	(70,351)	(162,285)
Interest expense to affiliates	(6,740)	(5,379)	(11,281)	(11,184)
Provision for loan losses	—	(12,808)	—	(39,795)
Net investment income	76,775	54,713	160,084	90,712
Other income (loss):
Net realized and unrealized gain (loss) on investments	28,939	(46,553)	64,362	(106,757)
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(5,850)	26,505	(7,268)	38,901
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(4,111)	(7,445)	(9,256)	(26,864)
Net realized and unrealized gain (loss) on securities sold, not yet purchased	—	2,479	(756)	3,916
Net gain on restructuring and extinguishment of debt	—	6,892	39,999	41,463
Other income	4,218	1,578	7,222	2,911
Total other income (loss):	23,196	(16,544)	94,303	(46,430)
Non-investment expenses:
Related party management compensation	14,476	10,304	34,967	21,516
General, administrative and directors expenses	3,216	2,975	6,566	5,378
Professional services	1,230	2,090	2,294	5,475
Loan servicing	—	2,056	—	4,192
Total non-investment expenses	18,922	17,425	43,827	36,561
Income before income tax expense	81,049	20,744	210,560	7,721
Income tax expense	(21)	(135)	(37)	(88)
Net income	$81,028	$20,609	210,523	$7,633

Net income per common share:
Basic	$0.51	$0.14	$1.33	$0.05
Diluted	$0.51	$0.14	$1.33	$0.05

Weighted-average number of common shares outstanding:
Basic	156,997	151,202	156,997	150,462
Diluted	157,423	151,202	157,210	150,462
Distributions declared per common shares	$0.10	—	$0.17	—

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)
(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2010	158,360	$2,563,634	$152,728	$(1,549,704)		$1,166,658
Net income	—	—	—	210,523	$210,523	210,523
Net change in unrealized loss on cash flow hedges	—	—	(26,823)	—	(26,823)	(26,823)
Net change in unrealized gain on securities available-for-sale	—	—	(56,489)	—	(56,489)	(56,489)
Comprehensive income					$127,211
Cash distributions on common shares	—	—	—	(26,921)		(26,921)
Equity component of convertible notes issuance	—	9,973	—	—		9,973
Share-based compensation expense related to restricted common shares	—	3,206	—	—		3,206
Balance at June 30, 2010	158,360	$2,576,813	$69,416	$(1,366,102)		$1,280,127

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(Amounts in thousands)

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Cash flows from operating activities:
Net income	$210,523	$7,633
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss (gain) on derivatives, foreign exchange, and securities sold, not yet purchased	8,024	(42,817)
Net gain on restructuring and extinguishment of debt	(39,999)	(41,463)
Write-off of debt issuance costs	8,160	112
Lower of cost or estimated fair value adjustment on corporate loans held for sale	30,121	39,728
Provision for loan losses	—	39,795
Impairment on securities available-for-sale and private equity at cost	7,715	40,013
Share-based compensation	3,206	241
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and liabilities at estimated fair value	9,256	26,864
Net realized and unrealized (gain) loss on investments	(102,198)	27,016
Deferred interest expense	3,918	11,800
Depreciation and net amortization	(46,850)	(23,753)
Changes in assets and liabilities:
Interest receivable	7,956	39,238
Other assets	(4,207)	(11,382)
Related party payable	8,331	3,084
Accounts payable, accrued expenses and other liabilities	(822)	(50,670)
Accrued interest payable	(1,569)	(20,070)
Accrued interest payable to affiliates	1,705	(742)
Net cash provided by operating activities	103,270	44,627
Cash flows from investing activities:
Principal payments from investments	814,320	517,202
Proceeds from sale of investments	1,002,861	1,001,814
Purchases of investments	(1,830,729)	(473,596)
Net proceeds, purchases, and settlements of derivatives	14,154	20,099
Net change in reverse repurchase agreements	80,250	7,908
Net change to restricted cash and cash equivalents	105,719	944,641
Net cash provided by investing activities	186,575	2,018,068
Cash flows from financing activities:
Repayment of senior secured credit facility	(175,000)	(19,036)
Proceeds from senior secured credit facility	50,319	—
Repayment of residential mortgage-backed securities issued	—	(269,238)
Retirement of collateralized loan obligation secured notes	(104,287)	(1,700,860)
Retirement of collateralized loan obligation junior secured notes to affiliates	(57,654)	—
Proceeds from convertible senior notes	167,325	—
Repayment of convertible senior notes	(93,922)	—
Distributions on common shares	(26,921)	—
Other capitalized costs	(4,947)	(638)
Net cash used in financing activities	(245,087)	(1,989,772)
Net increase in cash and cash equivalents	44,758	72,923
Cash and cash equivalents at beginning of period	97,086	41,430
Cash and cash equivalents at end of period	$141,844	$114,353
Supplemental cash flow information:
Cash paid for interest	$60,406	$183,550
Cash paid for income taxes	$71	$373
Non-cash investing and financing:
Deconsolidation of residential mortgage loans	$2,034,772	$—
Deconsolidation of residential mortgage-backed securities issued	$(2,034,772)	$—
Subordinate tranche of the residential mortgage loan securitization trusts included in residential mortgage-backed securities	$74,366	$—
Equity component of the 7.5% convertible senior notes	$9,973	$—
Net payable (receivable) for securities purchased	$—	$28,238
Conversion of corporate loan to private equity investment	$—	$48,467
Exchange of convertible senior notes to equity	$—	$8,808

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

KKR Financial Advisors LLC (the “Manager”), a wholly owned subsidiary of KKR Asset Management LLC (formerly known as Kohlberg Kravis Roberts & Co. (Fixed Income) LLC), manages the Company pursuant to a management agreement (the “Management Agreement”). KKR Asset Management LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

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

Consolidation

Effective January 1, 2010, the Company adopted new guidance which amended the accounting for the transfers of financial assets, eliminated the concept of a qualified special purpose entity and significantly changed the criteria by which an enterprise determines whether or not it must consolidate a variable interest entity (“VIE”). Under the new guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.

As a result of the adoption of the new guidance regarding the amended consolidation model based on power and economics, the Company determined that six residential mortgage loan securitization trusts, which were previously consolidated by the Company as it was deemed to be the primary beneficiary, were required to be deconsolidated. The Company determined that it did not have the power to direct the activities that most significantly impact the economic performance of the securitization trusts or the performance of the securitization trusts’ underlying assets as the Company was never the servicer of the trusts nor did it participate in any servicing activities. Accordingly, the Company determined that it was no longer the primary beneficiary of the six securitization trusts under the new guidance and deconsolidated them as of January 1, 2010. This resulted in the reduction of both assets and liabilities of approximately $2.0 billion. In addition, loan interest income, interest expense, loan servicing expense, and net unrealized and realized gain (loss) associated with the residential mortgage loan securitization trusts will no longer be reported on the Company’s condensed consolidated financial statements. The deconsolidation of the six residential mortgage loan securitization trusts had no net impact on the Company’s shareholders’ equity, results of operations and cash flows. Refer to Note 6 to these condensed consolidated financial statements for further discussion of the Company’s residential mortgage-backed securities (“RMBS”) and to Note 7 to these condensed consolidated financial statements for the impact of the deconsolidation.

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

These five CLOs, through which the Company finances the majority of its corporate debt investments, include $7.4 billion par amount, or $6.7 billion estimated fair value of investments. The assets in each CLO can be used only to settle the related entities’ debt which in aggregate total $5.6 billion of senior and junior secured notes outstanding, and in aggregate total $375.5 million of junior notes outstanding that are held by an affiliate of the Manager. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions. As such, these CLOs are considered non-recourse leverage.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The variability of the observable inputs affected by the factors described above may cause transfers between levels 1, 2, and/or 3, which the Company recognizes at the end of the reporting period.

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

Equity Investments, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain marketable and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or issued by an entity in which the Company has significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at estimated fair value, are managed based on overall value and potential returns. Investments carried at fair value are presented separately on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains and losses on investments on the condensed consolidated statements of operations.

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

Share-Based Compensation

The Company accounts for share-based compensation issued to its directors and to its Manager using the fair value based methodology in accordance with accounting guidance. Compensation cost related to restricted common shares issued to the Company’s directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and common share options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the graded vesting attribution method to amortize compensation expense for the restricted common shares and common share options granted to the Manager.

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

The Company presents both basic and diluted earnings (loss) per common share in its condensed consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss by the weighted-average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings (loss) per share (“Diluted EPS”) reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, as well as the potential dilution of convertible senior notes using the number of shares it would take to satisfy the excess conversion obligation (average Company share price for the period in excess of the conversion price related to the Company’s convertible senior notes), if they are not anti-dilutive.  See Note 3 to these condensed consolidated financial statements for earnings per common share computations.

Recent Accounting Pronouncements

Consolidation

In February 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance deferring the application of the amended consolidation requirements related to VIEs for a reporting entity’s interest in an entity that has all the attributes of an investment company or for which it is applies measurement principles that are consistent with those followed by investment companies. The guidance was expected to most significantly affect reporting entities in the investment management industry. Entities including, but not limited to, securitization entities or entities with multiple levels of subordinated investors such as a CLO for which the primary purpose of the capital structure of the entity is to provide credit enhancement to senior interest holders, will not qualify for the deferral.  The guidance was effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this new guidance did not have an effect on the Company’s condensed consolidated financial statements.

Financing Receivables and Allowance for Credit Losses

In July 2010, the FASB issued new guidance to amend existing disclosure requirements to provide a greater level of disaggregated information about the credit quality of financing receivables and allowance for credit losses. The two levels of disaggregation defined by the FASB are portfolio segment and class of financing receivable. The amendments also require an entity to disclose credit quality indicators, past due information, and modifications of financing receivables. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company will include the required disclosures beginning with its consolidated financial statements for the year ended December 31, 2010.

Note 3. Earnings per Share

The following table presents a reconciliation of basic and diluted net income per common share, as well as the distributions declared per common share for the three and six months ended June 30, 2010 and 2009 (amounts in thousands, except per share information):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$81,028	$20,609	$210,523	$7,633
Less: Dividends and undistributed earnings allocated to participating securities	692	157	1,798	59
Net income applicable to common shareholders	$80,336	$20,452	$208,725	$7,574

Basic:
Basic weighted-average shares outstanding	156,997	151,202	156,997	150,462
Net income per share	$0.51	$0.14	$1.33	$0.05

Diluted:
Diluted weighted-average shares outstanding (1)	157,423	151,202	157,210	150,462
Net income per share	$0.51	$0.14	$1.33	$0.05

Distributions declared per common share	$0.10	$—	$0.17	$—

(1)                         An immaterial conversion premium related to the convertible senior notes was included in the diluted earnings per share for the three and six months ended June 30, 2010. Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for both the three and six months ended June 30, 2010 and 2009.

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of June 30, 2010 and December 31, 2009, which are carried at estimated fair value (amounts in thousands):

	June 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$702,660	$144,505	$(6,658)	$840,507	$560,637	$198,242	$(4,470)	$754,409
Common and preferred stock	—	—	—	—	713	564	—	1,277
Total	$702,660	$144,505	$(6,658)	$840,507	$561,350	$198,806	$(4,470)	$755,686

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

June 30, 2010
Corporate debt securities	$154,009	$(2,333)	$34,526	$(4,325)	$188,535	$(6,658)

December 31, 2009
Corporate debt securities	$8,437	$(113)	$70,967	$(4,357)	$79,404	$(4,470)

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

During the three and six months ended June 30, 2010, the Company recognized a loss totaling $0.1 million and $1.2 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. During the three and six months ended June 30, 2009, the Company recognized a loss totaling $6.2 million and $40.0 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

As of June 30, 2010 and December 31, 2009, the Company had no corporate debt securities in default.

The following table shows the net realized gains (losses) on the sales of securities (amounts in thousands):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Gross realized gains	$35,270	$9,041	$42,800	$9,953
Gross realized losses	—	(1,583)	—	(7,356)
Net realized gains (losses)	$35,270	$7,458	$42,800	$2,597

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	As of June 30, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$79,936	$107,845
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	720,057	633,104
Total	$799,993	$740,949

Note 5. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	June 30, 2010			December 31, 2009
	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans
Principal(1)	$6,171,077	$957,552	$7,128,629	$6,180,028	$1,033,383	$7,213,411
Unamortized discount	(339,443)	(25,238)	(364,681)	(324,795)	(76,028)	(400,823)
Total amortized cost	5,831,634	932,314	6,763,948	5,855,233	957,355	6,812,588
Lower of cost or fair value adjustment	—	(37,109)	(37,109)	—	(31,637)	(31,637)
Allowance for loan losses	(210,218)	—	(210,218)	(237,308)	—	(237,308)
Net carrying value	$5,621,416	$895,205	$6,516,621	$5,617,925	$925,718	$6,543,643

(1)                                 Principal amount is net of charge-offs and other adjustments totaling $34.0 million and $158.8 million as of June 30, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Balance at beginning of period	$216,080	$507,762	$237,308	$480,775
Provision for loan losses	—	12,808	—	39,795
Charge-offs	(5,862)	(47,368)	(27,090)	(47,368)
Balance at end of period	$210,218	$473,202	$210,218	$473,202

As of June 30, 2010 and December 31, 2009, the Company recorded an allowance for loan loss of $210.2 million and $237.3 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

As of June 30, 2010, the allocated component of the allowance for loan losses totaled $60.5 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $166.9 million and an aggregate amortized cost amount of $158.0 million. In addition, certain loans from one of these issuers with an aggregate par amount of $120.4 million and an aggregate amortized cost amount of $31.3 million had no associated allowance for credit losses as the Company’s amortized cost basis for these loans was below the estimated fair value. As of December 31, 2009, the allocated component of the allowance for loan losses totaled $81.7 million and relates to investments in loans issued by six issuers with an aggregate par amount of $223.6 million and an aggregate amortized cost amount of $121.2 million.

The unallocated component of the allowance for loan losses totaled $149.7 million and $155.6 million as of June 30, 2010 and December 31, 2009, respectively. During the three and six months ended June 30, 2010, the Company recorded charge-offs totaling $5.9 million and $27.1 million, respectively, comprised primarily of loans transferred to loans held for sale. The Company recorded charge-offs totaling $47.4 million for both the three and six months ended June 30, 2009.

The Company recorded a $33.8 million and $30.1 million net charge to earnings during the three and six months ended June 30, 2010, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $895.2 million as of June 30, 2010. The Company recorded a $25.7 million and $39.7 million charge to earnings during the three and six months ended June 30, 2009, respectively, for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had a carrying value of $168.5 million as of June 30, 2009.

As of June 30, 2010 and December 31, 2009, the Company had loans on non-accrual status with a total carrying value of $189.8 million and $439.9 million, respectively. The average recorded investment in the impaired loans included in non-accrual loans during the three and six months ended June 30, 2010 was $221.5 million and $294.3 million, respectively, and during the three and six months ended June 30, 2009, average recorded investment in the impaired loans was $738.2 million and $531.3 million, respectively. As of June 30, 2010 and 2009, the allocated component of the allowance for loan losses included all impaired loans for the respective periods. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $1.4 million and $7.0 million for the three and six months ended June 30, 2010, respectively, and $4.7 million and $6.8 million for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, the Company held corporate loans that were in default with a total carrying value of $0.5 million from one issuer. As of December 31, 2009, the Company held loans that were in default with a total amortized cost of $392.5 million from seven issuers. The majority of corporate loans in default during 2010 and 2009 were included in the loans for which the allocated component of the Company’s allowance for losses was related to, or for which the Company determined were loans held for sale as of June 30, 2010 and December 31, 2009, respectively.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of total corporate loans, including corporate loans held for sale, pledged as collateral as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	As of June 30, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$71,438	$425,740
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	6,374,066	6,354,382
Total	$6,445,504	$6,780,122

Note 6. Residential Mortgage-Backed Securities

The Company held RMBS with an estimated fair value of $107.1 million and $47.6 million as June 30, 2010 and December 31, 2009, respectively.  As of January 1, 2010, RMBS increased $74.4 million due to the deconsolidation of six residential mortgage loan securitization trusts (see “Consolidation” under Note 2 to these condensed consolidated financial statements). The $74.4 million represents the estimated fair value of the Company’s RMBS which were issued by these six residential mortgage securitization trusts.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged RMBS. The following table summarizes the estimated fair value of RMBS pledged as collateral as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	As of June 30, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$—	$42,627
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	4,210	4,945
Total	$4,210	$47,572

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

As of December 31, 2009
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

Note 8. Borrowings

Certain information with respect to the Company’s borrowings as of June 30, 2010 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Senior secured credit facility	$50,176	3.66%	1,403	$148,790
CLO 2005-1 senior secured notes	832,921	0.64	2,492	886,715
CLO 2005-2 senior secured notes	800,914	0.82	2,706	889,541
CLO 2006-1 senior secured notes	683,265	0.86	2,978	861,642
CLO 2007-1 senior secured notes	2,075,040	0.99	3,972	2,324,490
CLO 2007-1 junior secured notes to affiliates(2)	310,050	—	3,972	345,496
CLO 2007-1 junior secured notes(3)	61,928	—	3,972	69,373
CLO 2007-A senior secured notes	1,165,099	1.20	2,664	1,221,589
CLO 2007-A junior secured notes to affiliates(4)	65,452	—	2,664	68,625
CLO 2007-A junior secured notes(5)	10,821	—	2,664	11,345
Convertible senior notes	343,590	7.24	1,550	—
Junior subordinated notes	283,517	5.44	9,627	—
Total	$6,682,773			$6,827,606

(1)                                  Collateral for borrowings consists of RMBS, securities available-for-sale, equity investments at estimated fair value and corporate loans.

(2)                                  CLO 2007-1 junior secured notes to affiliates consist of (x) $179.8 million of mezzanine notes with a weighted average borrowing rate of 5.5% and (y) $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)                                  CLO 2007-1 junior secured notes consist of (x) $56.1 million of mezzanine notes with a weighted average borrowing rate of 3.8% and (y) $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(4)                                  CLO 2007-A junior secured notes to affiliates consist of (x) $55.0 million of mezzanine notes with a weighted average borrowing rate of 6.5% and (y) $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(5)                                  CLO 2007-A junior secured notes consist of (x) $6.2 million of mezzanine notes with a weighted average borrowing rate of 7.0% and (y) $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

CLO Notes

The indentures governing the Company’s CLO transactions include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests (“OC Tests”) which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC test is brought back into compliance. During the three and six months ended June 30, 2010, the Company paid down nil and $90.3 million of CLO 2007-1 senior secured notes, respectively, due to the failure of OC Tests. As of June 30, 2010, all of the Company’s CLO transactions were in compliance with their respective OC and interest coverage tests.

During the three months ended March 31, 2010, in an open market auction, the Company purchased $10.3 million of mezzanine notes issued by CLO 2007-A for $5.5 million and $72.7 million of mezzanine and subordinate notes issued by CLO 2007-1 for $38.8 million, both of which were previously held by an affiliate of the Company’s manager. These transactions resulted in the Company recording an aggregate gain on extinguishment of debt totaling $38.7 million for the three months ended March 31, 2010.

Senior Secured Credit Facilities

On May 3, 2010, the Company entered into a credit agreement for a four-year $210.0 million asset-based revolving credit facility (the “2014 Facility”), maturing on May 3, 2014, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified financial assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company may obtain additional commitments under the 2014 Facility so long as the aggregate amount of commitments at any time does not exceed $600.0 million. On May 5, 2010, the Company obtained additional commitments of $40.0 million, bringing the total amount of commitments under the 2014 Facility to $250.0 million.

The Company has the right to prepay loans under the 2014 Facility in whole or in part at any time. Loans under the 2014 Facility bear interest at a rate equal to the London interbank offered rate (“LIBOR”) plus 3.25% per annum. The 2014 Facility contains customary covenants applicable to the Company, including a restriction to make distributions to holders of common shares in excess of 65% of the Company’s estimated annual taxable income.

As of June 30, 2010, the Company believes it was in compliance with the senior secured credit facility covenant requirements.

On May 26, 2010, the Company terminated its Credit Agreement, dated as of November 10, 2008, maturing on November 10, 2011 (the “2011 Credit Agreement”). The 2011 Credit Agreement was terminated in connection with the Company’s initial borrowing under its new credit facility entered into on May 3, 2010 as described above. At the time of termination, there was $150.0 million of borrowings outstanding under the 2011 Credit Agreement which the Company prepaid. There were no early termination or prepayment fees associated with the Company’s termination and repayment of all outstanding borrowings. The termination resulted in a $6.5 million write-off of unamortized debt issuance costs.

Convertible Debt

During January and February 2010, the Company repurchased $95.2 million par amount of its 7.0% convertible senior notes maturing on July 15, 2012 (the “7.0% Notes”), reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of June 30, 2010. These transactions resulted in the Company recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs.

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

In accordance with accounting for convertible debt instruments that may settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company’s condensed consolidated balance sheet as of June 30, 2010. The remaining liability component of $163.0 million, included within convertible senior notes on the Company’s condensed consolidated balance sheet as of June 30, 2010, is comprised of the principal $172.5 million less the unamortized debt discount of $9.5 million. The total debt discount amortization recognized for the three and six months ended June 30, 2010 was $0.3 million and $0.5 million, respectively. The debt discount will continue to be amortized at the effective interest rate of 8.6%. For the three and six months ended June 30, 2010, the total interest expense recognized on the 7.5% Notes was $3.3 million and $6.0 million, respectively.

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

Cash Flow Hedges

The Company uses interest rate derivatives consisting of swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Company designates these financial instruments as cash flow hedges.

During June 2010, the Company entered into a $100.0 million notional pay-fixed, receive-variable interest rate swap. The swap has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in the interest payments of the Company’s floating rate junior subordinated notes debt due to fluctuations in the indexed rate. Changes in value of the interest rate swap are recorded through other comprehensive income, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period. The hedged transaction period is through October 2036, which is the stated maturity of the floating rate debt.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	As of June 30, 2010		As of December 31, 2009
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$483,333	$(70,793)	$383,333	$(43,800)
Free-Standing Derivatives:
Interest rate swaps	328,302	4,764	89,246	(281)
Credit default swaps—protection sold	13,500	53	51,000	(385)
Total rate of return swaps	—	37	104,446	11,809
Common stock warrants	—	126	—	2,471
Total	$825,135	$(65,813)	$628,025	$(30,186)

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

As of June 30, 2010 and December 31, 2009, the Company had sold protection with a notional amount of approximately $13.5 million and $51.0 million, respectively. The Company sells protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives.

The following table shows the net realized gains (losses) on the Company’s CDS for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Gross realized gains	$—	$45	$—	$58,967
Gross realized losses	—	—	—	(996)
Net realized gains (losses)	$—	$45	$—	$57,971

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three and six months ended June 30, 2010 and 2009, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations from its cash flow and fair value hedges.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged warrants for borrowings. The following table summarizes the estimated fair value of warrants pledged as collateral as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	As of June 30, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$—	$1,078
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	—	1,393
Total	$—	$2,471

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of June 30, 2010	As of December 31, 2009
Net unrealized gains on available-for-sale securities	$137,847	$194,336
Net unrealized losses on cash flow hedges	(68,431)	(41,608)
Accumulated other comprehensive income	$69,416	$152,728

The components of changes in other comprehensive income were as follows (amounts in thousands):

	Three months ended June 30, 2010	Three months ended June 30, 2009	Six months ended June 30, 2010	Six months ended June 30, 2009
Unrealized gains on securities available-for-sale:
Unrealized holding (losses) gains arising during period	$(40,218)	$161,247	$(10,111)	$190,193
Reclassification adjustments for (gains) losses realized in net income(1)	(38,848)	(7,458)	(46,378)	(2,597)
Unrealized (losses) gains on securities available-for-sale	(79,066)	153,789	(56,489)	187,596
Unrealized (losses) gains on cash flow hedges	(21,931)	22,944	(26,823)	31,991
Other comprehensive income	$(100,997)	$176,733	$(83,312)	$219,587

(1)                                  Excludes an impairment charge of $0.1 million and $1.2 million for investments which were determined to be other-than-temporary for the three and six months ended June 30, 2010, respectively, and $6.2 million and $40.0 million for the three and six months ended June 30, 2009, respectively.

Note 11. Commitments and Contingencies

Loan Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. As of June 30, 2010 and December 31, 2009, the Company had committed to purchase corporate loans with aggregate commitments totaling $110.8 million par and $156.5 million par, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of June 30, 2010 and December 31, 2009, the Company had unfunded financing commitments totaling $31.0 million and $40.5 million, respectively. The Company does not expect material losses related to those corporate loans for which it committed to purchase and fund.

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

The parent company of the Manager recently furnished information to the SEC, in response to an examination letter sent to a number of investment advisers in the structured credit product sector, regarding the note surrenders described above, its trading procedures and valuation practices in the collateral pools of CLOs for which it acts as collateral manager.

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

On August 7, 2008, the members of the Company’s board of directors and certain of its current and former executive officers and the Company were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York, or the Charter Litigation. On March 13, 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of the Company’s board of directors and named as defendants only the Company’s former chief executive officer Saturnino S. Fanlo, the Company’s former chief operating officer David A. Netjes, the Company’s current chief financial officer Jeffrey B. Van Horn and the Company. The amended complaint alleges that the Company’s April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act, regarding the risks and potential losses associated with the Company’s real estate-related assets, the Company’s ability to finance its real estate-related assets and the adequacy of the Company’s loss reserves for its real estate-related assets. The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, Messrs. Fanlo, Netjes and Van Horn each have legal responsibility for the alleged Section 11 violation. On April 27, 2009, the defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act. Oral argument on the defendants’ motion to dismiss was scheduled for July 7, 2010 but was postponed as the judge overseeing the case took medical leave. To date, oral argument has not been rescheduled.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of June 30, 2010, the 2007 Share Incentive Plan authorizes a total of 8,464,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2010	1,097,000	255,618	1,352,618
Issued	—	—	—
Vested	—	—	—
Cancelled	—	—	—
Forfeited	—	—	—
Unvested shares as of June 30, 2010	1,097,000	255,618	1,352,618

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $7.46 and $0.93 per share at June 30, 2010 and June 30, 2009, respectively. There were $2.2 million and $0.8 million of total unrecognized compensation costs related to unvested restricted common shares granted as of June 30, 2010 and 2009, respectively. These costs are expected to be recognized over three years from the date of grant.

The following table summarizes common share option transactions:

	Number of Options	Weighted- Average Exercise Price
Outstanding as of January 1, 2010	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2010	1,932,279	$20.00

As of June 30, 2010 and December 31, 2009, 1,932,279 common share options were exercisable. As of June 30, 2010, the common share options were fully vested and expire in August 2014. For the three and six months ended June 30, 2010 and 2009, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Restricted shares granted to Manager	$102	$105	$2,494	$(35)
Restricted shares granted to certain directors	210	139	712	276
Total share-based compensation expense	$312	$244	$3,206	$241

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

For the three and six months ended June 30, 2010, the Company incurred $4.6 million and $8.8 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.1 million and $2.5 million, respectively, for the three and six months ended June 30, 2010 (see Note 12 to these condensed consolidated financial statements). For the three and six months ended June 30, 2009, the Company incurred $3.7 million and $7.3 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.1 million and nil, respectively, for the three and six months ended June 30, 2009 (see Note 12 to these condensed consolidated financial statements).

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

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended June 30, 2010 and 2009 and $4.4 million during each of the six months ended June 30, 2010 and 2009.

During the three and six months ended June 30, 2010, the Manager earned $8.4 million and $20.9 million, respectively, of incentive fees. During the three months ended March 31, 2010, the Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by the Company as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A. The $20.9 million of incentive fees earned for the six months ended June 30, 2010 is net of the $9.7 million amount waived. Incentive fees are included in related party management compensation on the Company’s condensed consolidated statement of operations.

An affiliate of the Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager.  Previously, the collateral manager had waived the fees it earned for providing management services for the Company’s CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata Funding LLC (restructured and replaced with CLO 2009-1 on March 31, 2009). Beginning in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1. In addition, due to CLO 2007-A and CLO 2007-1 regaining compliance with their respective OC Tests during the first quarter of 2010, the collateral manager also reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. For the three and six months ended June 30, 2010, the collateral manager waived an aggregate of $8.7 million and $13.2 million, respectively, for CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive management fees from CLO 2009-1. The Company recorded an expense for CLO management fees of $1.4 million and $2.8 million for the three and six months ended June 30, 2010, respectively. The Company recorded an expense for CLO management fees of $6.5 million and $14.3 million for the three and six months ended June 30, 2009, respectively.

In addition, beginning January 1, 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO management fees received by the Manager. For the three and six months ended June 30, 2010, the Manager permanently waived reimbursement of $1.1 million and $2.4 million in allocable general and administrative expenses, respectively. For the three and six months ended June 30, 2009, the Manager permanently waived reimbursement of $3.0 million and $5.3 million, respectively, in allocable general and administrative expenses.

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of June 30, 2010, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 29% of the total investment portfolio, and consisted of 23 issuers. The total $2.4 billion in affiliated investments were comprised of $2.0 billion of corporate loans, $365.5 million of corporate debt securities available-for-sale and $6.4 million of equity investments, at estimated fair value. As of December 31, 2009, the aggregate par amount of these affiliated investments totaled $2.8 billion, or approximately 35% of the total investment portfolio, and consisted of 21 issuers. The total $2.8 billion in investments were comprised of $2.3 billion of corporate loans, $466.0 million of corporate debt securities available for sale, and $61.8 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the condensed consolidated balance sheet).

Note 14. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The fair value of certain instruments including securities available-for-sale, corporate loans, derivatives and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest receivable and interest payable, approximates cost as of June 30, 2010 and December 31, 2009, due to the short-term nature of these instruments.

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 (amounts in thousands):

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$378,831	$378,831	$439,792	$439,792
Securities available-for-sale	840,507	840,507	755,686	755,686
Corporate loans, net of allowance for loan losses of $210,218 and $237,308 as of June 30, 2010 and December 31, 2009, respectively	5,621,416	5,448,491	5,617,925	5,459,273
Corporate loans held for sale	895,205	902,171	925,718	954,350
Residential mortgage-backed securities	107,081	107,081	47,572	47,572
Residential mortgage loans	—	—	2,097,699	2,097,699
Equity investments, at estimated fair value	86,131	86,131	120,269	120,269
Interest and principal receivable	72,774	72,774	98,313	98,313
Derivative assets	5,014	5,014	15,784	15,784
Reverse repurchase agreements	—	—	80,250	80,250
Private equity investments, at cost	8,572	8,122	17,505	24,658

Financial Liabilities:
Collateralized loan obligation secured notes	$5,629,988	$5,082,138	$5,667,716	$4,775,364
Collateralized loan obligation junior secured notes to affiliates	375,502	236,389	533,786	221,755
Senior secured credit facility	50,176	50,176	175,000	175,000
Convertible senior notes	343,590	378,150	275,800	259,252
Junior subordinated notes	283,517	257,292	283,517	238,154
Residential mortgage-backed securities issued	—	—	2,034,772	2,034,772
Accounts payable, accrued expenses and other liabilities	12,445	12,445	7,240	7,240
Accrued interest payable	23,728	23,728	25,297	25,297
Accrued interest payable to affiliates	4,616	4,616	2,911	2,911
Related party payable	11,698	11,698	3,367	3,367
Securities sold, not yet purchased	—	—	77,971	77,971
Derivative liabilities	70,827	70,827	45,970	45,970

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010

Assets:
Securities available-for-sale	$—	$767,734	$72,773	$840,507
Residential mortgage-backed securities	—	—	107,081	107,081
Equity investments, at estimated fair value	—	59,649	26,482	86,131
Free-standing interest rate swaps	—	—	4,764	4,764
Credit default swaps — protection sold	—	53	—	53
Total rate of return swaps	—	—	37	37
Common stock warrants	—	—	126	126
Total	$—	$827,436	$211,263	$1,038,699

Liabilities:
Cash flow interest rate swaps	$—	$(70,793)	$—	$(70,793)

There were no transfers between levels 1 and 2 during the six months ended June 30, 2010.

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010
Loans held for sale(1)	$—	$721,716	$37,911	$759,627
Private equity investments(2)	—	—	5,572	5,572

(1)          As of June 30, 2010, total loans held for sale had a carrying value of $895.2 million of which $759.6 million was carried at estimated fair value and the remaining $135.6 million carried at amortized cost. Of the $759.6 million carried at estimated fair value, $721.7 million was classified as level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $37.9 million was classified as level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

(2)          Represents private equity investments accounted for under the cost method that were classified as level 3 when the assets were impaired and measured at estimated fair value using unobservable inputs.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended June 30, 2010 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at estimated fair value	Total rate of return swaps	Common stock warrants	Free-standing derivatives interest rate swaps
Beginning balance as of April 1, 2010	$68,608	$114,023	$21,699	$228	$198	$(641)
Total gains or losses (realized and unrealized):
Included in earnings(1)	3,578	(3,160)	1,040	(39)	(72)	5,190
Included in other comprehensive income	(4,065)	—	—	—	—	—
Transfers out of level 3	—	—	—	—	—	—
Purchases, sales, other settlements and issuances, net	4,652	(3,782)	3,743	(152)	—	215
Ending balance as of June 30, 2010	$72,773	$107,081	$26,482	$37	$126	$4,764
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(338)	$1,040	$—	$(72)	$3,991

(1)                                  Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the six months ended June 30, 2010 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at estimated fair value	Total rate of return swaps	Common stock warrants	Free-standing derivatives interest rate swaps
Beginning balance as of January 1, 2010	$81,288	$47,572	$18,289	$11,809	$2,471	$(281)
Transfers in from deconsolidation (1)	—	74,366	—	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings(2)	4,278	(7,284)	(2,897)	1,704	51	4,830
Included in other comprehensive income	1,678	—	—	—	—	—
Transfers in to level 3	501	—	—	—	—	—
Purchases, sales, other settlements and issuances, net	(14,972)	(7,573)	11,090	(13,476)	(2,396)	215
Ending balance as of June 30, 2010	$72,773	$107,081	$26,482	$37	$126	$4,764
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(2)	$—	$(2,315)	$(2,897)	$—	$51	$3,633

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

(2)                                  Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended June 30, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Equity Investments, at estimated fair value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of April 1, 2009	$76,050	$87,883	$2,260,759	$5,287	$(2,231)	$(2,113,587)
Total gains or losses (realized and unrealized):
Included in earnings(1)	—	(1,946)	124,075	262	17,852	(130,717)
Included in other comprehensive loss	13,948	—	—	—	—	—
Transfers in to level 3	—	—	1,405	—	—	—
Purchases, sales, other settlements and issuances, net	—	(9,365)	(167,920)	—	(9,534)	163,712
Ending balance as of June 30, 2009	$89,998	$76,572	$2,218,319	$5,549	$6,087	$(2,080,592)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(758)	$126,668	$262	$7,167	$(130,086)

(1)                      Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the six months ended June 30, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Equity Investments, at estimated fair value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2009	$89,109	$102,814	$2,620,021	$5,287	$(76,950)	$(2,462,882)
Total gains or losses (realized and unrealized):
Included in earnings(1)	(6,156)	(9,315)	(128,578)	262	25,280	113,051
Included in other comprehensive loss	15,829	—	—	—	—	—
Transfers in to level 3	—	—	978	—	—	—
Purchases, sales, other settlements and issuances, net	(8,784)	(16,927)	(274,102)	—	57,757	269,239
Ending balance as of June 30, 2009	$89,998	$76,572	$2,218,319	$5,549	$6,087	$(2,080,592)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(7,558)	$(121,545)	$262	$43,885	$113,915

(1)                      Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

Note 15. Subsequent Events

On August 4, 2010, the Company’s board of directors declared a cash distribution for the quarter ended June 30, 2010 on the Company’s common shares of $0.12 per common share. The distribution is payable on September 1, 2010 to common shareholders of record as of the close of business on August 18, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on March 1, 2010, as further supplemented by the disclosure under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

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

Summary of Results

Our net income for the three and six months ended June 30, 2010 totaled $81.0 million (or $0.51 per diluted common share) and $210.5 million (or $1.33 per diluted common share), respectively, as compared to a net income of $20.6 million (or $0.14 per diluted common share) and $7.6 million (or $0.05 per diluted common share), for the three and six months ended June 30, 2009, respectively. The increase in net income of $60.4 million and $202.9 million from the three and six months ended June 30, 2009 to 2010, respectively, was primarily a result of three key drivers: (i) an increase in net realized and unrealized gains on investments due to an increase in bond and loan market values, (ii) no provision for loan losses was recorded during the first half of 2010 due to the determination that the existing allowance for loan losses was sufficient given the valuation of certain loans as of June 30, 2010, and (iii) a decrease in interest expense due to reduced debt outstanding, partially offset by a decrease in interest income attributable to a smaller total corporate debt portfolio.

During the first half of 2010 compared to the same period in 2009, we observed signs of recovery in certain asset prices as well as increased liquidity in the market. Accordingly, the weighted average market value of our corporate debt portfolio increased to 88.8% of par value as of June 30, 2010, as compared to 87.3% and 74.0% of par value as of December 31, 2009 and June 30, 2009, respectively. In addition, our unrestricted cash and cash equivalents increased $44.8 million to $141.8 million as of June 30, 2010 from $97.1 million as of December 31, 2009.

Significant Debt Transactions

On May 3, 2010, we entered into a credit agreement for a four-year $210.0 million asset-based revolving credit facility (the “2014 Facility”), maturing on May 3, 2014, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified financial assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We may obtain additional commitments under the 2014 Facility so long as the aggregate amount of commitments at any time does not exceed $600.0 million. On May 5, 2010, we obtained additional commitments of $40.0 million, bringing the total amount of commitments under the 2014 Facility to $250.0 million.

We have the right to prepay loans under the 2014 Facility in whole or in part at any time. Loans under the 2014 Facility bear interest at a rate equal to the London interbank offered rate (“LIBOR”) plus 3.25% per annum. The 2014 Facility contains customary covenants applicable to us, including a restriction on making annual distributions to holders of common shares in excess of 65% of our estimated annual taxable income.

On May 26, 2010, we terminated our Credit Agreement, dated as of November 10, 2008, maturing on November 10, 2011 (the “2011 Credit Agreement”). The 2011 Credit Agreement was terminated in connection with our initial borrowing under our new credit facility entered into on May 3, 2010 as described above. At the time of termination, there was $150.0 million of borrowings outstanding under the 2011 Credit Agreement which we prepaid.

On July 16, 2010, we paid down the outstanding balance of $50.2 million under the 2014 Facility.

Distributions to Shareholders

On August 4, 2010, our board of directors declared a cash distribution for the quarter ended June 30, 2010 on our common shares of $0.12 per share. The distribution is payable on September 1, 2010 to common shareholders of record as of the close of business on August 18, 2010.

The 2014 Facility contains negative covenants that restrict our ability, among other things, to pay dividends or make certain other restricted payments, including a prohibition on distributions to our shareholders in an amount in excess of 65% of our estimated annual taxable income.

Consolidation

Effective January 1, 2010, we adopted new guidance that amended the accounting for the transfers of financial assets, eliminated the concept of a qualified special purpose entity (“QSPE”) and significantly changed the criteria by which an enterprise determines whether or not it must consolidate a variable interest entity (“VIE”). Under the new guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.

As a result of the adoption of the new guidance regarding the amended consolidation model based on power and economics, we determined that six residential mortgage loan securitization trusts, which were previously consolidated by us as we were deemed to be the primary beneficiary, were required to be deconsolidated. We determined that we did not have the power to direct the activities that most significantly impacted the economic performance of the securitization trusts or the performance of the securitization trusts’ underlying asset and deconsolidated them as of January 1, 2010. This resulted in the reduction of both assets and liabilities of approximately $2.0 billion. In addition, loan interest income, interest expense, loan servicing expense, and net unrealized and realized gain (loss) associated with the residential mortgage loan securitization trusts will no longer be reported on our condensed consolidated financial statements. Our deconsolidation of the six residential mortgage loan securitization trusts had no net impact on shareholders’ equity, results of operations and cash flows.

CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”) are all VIEs that we consolidate as we have determined we have the power to direct the activities that most significantly impact these entities’ economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

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

Investment Portfolio

Overview

As discussed above, the majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. On an unconsolidated basis, our investment portfolio primarily consists of the following as of June 30, 2010: (i) mezzanine and subordinated tranches of CLO transactions with an aggregate par amount of $1.1 billion; (ii) corporate loans with an aggregate par amount of $550.2 million and an estimated fair value of $412.5 million; (iii) corporate debt securities with an aggregate par amount of $131.3 million and an estimated fair value of $120.4 million; (iv) residential mortgage-backed securities (“RMBS”) with a par amount of $251.5 million and estimated fair value of $102.9 million; and (v) equity and private equity investments with an estimated fair value of $77.9 million. In addition, we hold other investments including credit default swap transactions and interest rate swaps.

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

These investments have an aggregate par balance of $8.1 billion, an aggregate net amortized cost of $7.5 billion and an aggregate estimated fair value of $7.2 billion as of June 30, 2010. Included in these amounts is $7.4 billion par amount or $6.7 billion estimated fair value of investments held in our five Cash Flow CLOs through which we finance the majority of our corporate debt investments. These Cash Flow CLOs have aggregate secured notes outstanding totaling $5.6 billion held by us and external parties, and an aggregate of $375.5 million of junior notes outstanding that are held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. We consolidate all five of our Cash Flow CLOs and reflect all income and losses related to the assets in these CLOs on our condensed consolidated statement of operations even though a minority amount of the subordinated notes issued by two of our CLO transactions are not held by us.

RMBS Investments

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $107.1 million as of June 30, 2010.

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

Share-Based Compensation

We account for share-based compensation issued to members of our board of directors and our Manager using a fair value based methodology in accordance with accounting guidance. We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common shares that we issued to members of our board of directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent the awards have not vested. Unvested restricted common shares are valued using observable secondary market prices. Unvested common share options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common share and common share options that we granted to our Manager using the graded vesting attribution method.

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended June 30, 2010, share-based compensation was $0.3 million. As of June 30, 2010, substantially all of the non-vested restricted common shares issued are subject to remeasurement. As of June 30, 2010, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.1 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of June 30, 2010, the common share options were fully vested and expire in August 2014. As of June 30, 2010, future unamortized share-based compensation totaled $2.2 million, of which $1.6 million, $0.6 million and an immaterial amount will be recognized in 2010, 2011 and beyond, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of June 30, 2010, the estimated fair value of our net derivative liabilities totaled $65.8 million.

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

This process involves a considerable amount of judgment by our management. As of June 30, 2010, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $6.7 million, which if not recovered may result in the recognition of future losses. During the three and six months ended June 30, 2010, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $0.1 million and $1.2 million, respectively.

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

The unallocated component of our allowance for loan losses reflects our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. Loans that demonstrate possible indicators of impairment are aggregated on a watch list for monitoring and are sub-divided for categorization based on the seniority of the loan in the issuer’s capital structure, whether the loan is secured or unsecured, and the nature of the collateral securing the loan, for purposes of applying possible default and loss severity ranges based on the nature of the issuer and the specific loan. We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of June 30, 2010, the range of outcomes used to estimate the probability of default was between 5% and 40% and the range of loss severity assumptions for loans that may default was between 20% and 75%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio performance as well as industry performance of the corporate loan asset class and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations.

As of June 30, 2010, our allowance for loan losses totaled $210.2 million.

Recent Accounting Pronouncements

Consolidation

In February 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance deferring the application of the amended consolidation requirements related to VIEs for a reporting entity’s interest in an entity that has all the attributes of an investment company or for which it is applies measurement principles that are consistent with those followed by investment companies. The guidance was expected to most significantly affect reporting entities in the investment management industry. Entities including, but not limited to, securitization entities or entities with multiple levels of subordinated investors such as a CLO for which the primary purpose of the capital structure of the entity is to provide credit enhancement to senior interest holders, will not qualify for the deferral. The guidance was effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this new guidance did not have an effect on our condensed consolidated financial statements.

Financing Receivables and Allowance for Credit Losses

In July 2010, the FASB issued new guidance to amend existing disclosure requirements to provide a greater level of disaggregated information about the credit quality of financing receivables and allowance for credit losses. The two levels of disaggregation defined by the FASB are portfolio segment and class of financing receivable. The amendments also require an entity to disclose credit quality indicators, past due information, and modifications of financing receivables. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. We will include the required disclosures beginning with our consolidated financial statements for the year ended December 31, 2010.

Results of Operations

Summary

Our net income for the three and six months ended June 30, 2010 totaled $81.0 million (or $0.51 per diluted common share) and $210.5 million (or $1.33 per diluted common share), respectively, as compared to a net income of $20.6 million (or $0.14 per diluted common share) and $7.6 million (or $0.05 per diluted common share), for the three and six months ended June 30, 2009, respectively. The increase in net income of $60.4 million and $202.9 million from the three and six months ended June 30, 2009 to 2010, respectively, was primarily a result of three key drivers: (i) an increase in net realized and unrealized gains on investments due to an increase in bond and loan market values, (ii) no provision for loan losses was recorded during the first half of 2010 due to the determination that the existing allowance for loan losses was sufficient given the valuation of certain loans as of June 30, 2010 and (iii) a decrease in interest expense due to reduced debt outstanding, partially offset by a decrease in interest income attributable to a smaller total corporate debt portfolio.

The following table presents the components of our net investment income for the three and six months ended June 30, 2010 and 2009:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Investment Income:
Corporate loans and securities interest income	$89,797	$97,400	$176,616	$202,584
Residential mortgage loans and securities interest income	5,998	31,843	13,651	70,844
Other interest income	46	106	113	462
Dividend income	1,918	26	1,944	287
Net discount accretion	24,607	15,928	49,392	29,799
Total investment income	122,366	145,303	241,716	303,976
Interest Expense:
Collateralized loan obligation secured notes	15,199	33,210	27,781	79,625
Senior secured credit facility	8,398	3,916	11,671	7,858
Convertible senior notes	6,973	5,259	14,227	10,505
Junior subordinated notes	3,879	4,176	7,768	8,617
Residential mortgage-backed securities issued	—	21,244	—	47,103
Interest rate swap	4,376	3,593	8,708	6,330
Other interest expense	26	1,005	196	2,247
Total interest expense	38,851	72,403	70,351	162,285
Interest expense to affiliates	6,740	5,379	11,281	11,184
Provision for loan losses	—	12,808	—	39,795
Net investment income	$76,775	$54,713	$160,084	$90,712

Due to our adoption of the new guidance related to consolidation of variable interest entities (as described above under “Executive Overview”), certain amounts for the three and six months ended June 30, 2009, which were related to the six residential mortgage loan securitization trusts that we deconsolidated effective January 1, 2010, should be disregarded for comparative purposes. For the three and six months ended June 30, 2009, RBMS Issued interest expense totaled $21.2 million and $47.1 million, respectively, and residential mortgage loans interest income totaled $23.3 million and $51.3 million, respectively, related to the six residential mortgage loan securitization trusts which were deconsolidated.

Net investment income totaled $76.8 million and $160.1 million, respectively, for the three and six months ended June 30, 2010 as compared to $54.7 million and $90.7 million, respectively, for the three and six months ended June 30, 2009. Excluding the amounts above, the increase in net investment income from the three and six months ended June 30, 2009 to the same periods in 2010 was attributable to no additional provision for loan losses recorded in 2010 as the existing allowance for loan losses was deemed sufficient. In addition, total interest expense decreased due to paydowns of our collateralized loan obligation secured notes primarily during 2009 totaling $246.7 million and the first quarter of 2010 totaling $90.3 million, slightly offset by lower corporate loans and securities interest income as a result of a smaller corporate debt portfolio.

Other Income (Loss)

The following table presents the components of other income (loss) for the three and six months ended June 30, 2010 and 2009:

Comparative Other Income (Loss) Components

(Amounts in thousands)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaps	$5,190	$92	$4,832	$567
Credit default swaps	237	4,928	1,255	12,908
Total rate of return swaps	(40)	17,760	1,703	24,713
Common stock warrants	(72)	—	51	—
Foreign exchange(1)	(11,165)	3,725	(15,109)	713
Total net realized and unrealized (loss) gain on derivatives and foreign exchange	(5,850)	26,505	(7,268)	38,901
Net realized loss on residential mortgage-backed securities and residential mortgage loans, carried at estimated fair value	(3,773)	(3,269)	(6,941)	(11,676)
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(338)	(4,176)	(2,315)	(15,188)
Net realized and unrealized gain (loss) on investments(2)	35,514	(40,304)	72,077	(66,744)
Net realized and unrealized gain (loss) on securities sold, not yet purchased	—	2,479	(756)	3,916
Impairment of securities available for sale and private equity investments at cost	(6,575)	(6,249)	(7,715)	(40,013)
Net gain on restructuring and extinguishment of debt	—	6,892	39,999	41,463
Other income	4,218	1,578	7,222	2,911
Total other income (loss)	$23,196	$(16,544)	$94,303	$(46,430)

(1)                                  Includes foreign exchange contracts and foreign exchange gain or loss.

(2)                                  Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

For the three and six months ended June 30, 2009, the aggregate realized and unrealized gain (loss) on residential mortgage loans and residential mortgage-backed securities issued (“RMBS Issued”) related to the six residential mortgage loan securitization trusts that we deconsolidated effective January 1, 2010. The deconsolidation had no net impact on our results of operations for the three and six months ended June 30, 2010.

Total other income totaled $23.2 million and $94.3 million, respectively, for the three and six months ended June 30, 2010 as compared to other losses of $16.5 million and $46.4 million, respectively, for the three and six months ended June 30, 2009. Total other income increased from the three and six months ended June 30, 2009 to 2010 primarily due to an increase in realized gains from the sale of certain corporate debt and equity investments. These realized gains were slightly offset by foreign exchange losses and lower realized and unrealized gains on total rate of returns, all of which we unwound during the first quarter of 2010. As of June 30, 2010, approximately 3.1% of our total corporate debt portfolio was foreign denominated, of which the majority was Euro based.

Net gain on restructuring and extinguishment of debt totaled nil and $6.9 million for the three months ended June 30, 2010 and 2009, respectively, and $40.0 million and $41.5 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, the $40.0 million primarily consisted of an aggregate gain on extinguishment of debt totaling $38.7 million which resulted from a purchase of $83.0 million of notes issued by CLO 2007-A and CLO 2007-1, both of which were previously held by an affiliate of our Manager, during the first quarter of 2010. For the six months ended June 30, 2009, the $41.5 million primarily consisted of a $34.6 million gain on debt restructuring reflecting the reduction of the reported amount of debt held by an affiliate of our Manager upon the replacement of Wayzata Funding LLC (“Wayzata”) with CLO 2009-1 on March 31, 2009.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three and six months ended June 30, 2010 and 2009:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Related party management compensation:
Base management fees	$4,681	$3,653	$8,838	$7,278
Incentive fees	8,382	—	20,882	—
Share-based compensation	102	105	2,494	(35)
CLO management fees	1,311	6,546	2,753	14,273
Related party management compensation	14,476	10,304	34,967	21,516
Professional services	1,230	2,090	2,294	5,475
Loan servicing	—	2,056	—	4,192
Insurance	636	303	1,273	606
Directors expenses	310	388	1,505	692
General and administrative	2,270	2,284	3,788	4,080
Total non-investment expenses	$18,922	$17,425	$43,827	$36,561

For the three and six months ended June 30, 2009, the entire loan servicing expense of $2.1 million and $4.2 million, respectively, was related to the six residential mortgage loan securitization trusts which we deconsolidated effective January 1, 2010. As such, the $2.1 million and $4.2 million balances should be disregarded for comparative purposes.

As presented in the table above, our non-investment expenses increased by approximately $1.5 million from the three months ended June 30, 2009 to 2010 and $7.3 million from the six months ended June 30, 2009 to 2010. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees for our CLOs, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fees increased by $1.0 million and $1.6 million, from the three and six months ended June 30, 2009 to 2010, respectively. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. During the three and six months ended June 30, 2010, our Manager earned $8.4 million and $30.6 million, respectively, of incentive fees. Of the $30.6 million incentive fees, our Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by us as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A during the quarter ended March 31, 2010. The $8.4 million of incentive fees for the three months ended June 30, 2010 and $20.9 million of incentive fees (net of the $9.7 million amount waived) for the six months ended June 30, 2010, is included in related party management compensation on our condensed consolidated statement of operations for the quarter ended June 30, 2010.

An affiliate of our Manager has entered into separate management agreements with CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. Previously, the collateral manager had waived the fees it earned for providing management services for our CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata (restructured and replaced with CLO 2009-1 on March 31, 2009). Beginning in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1. In addition, due to CLO 2007-A and CLO 2007-1 regaining compliance with their respective over-collateralization tests (“OC Tests”) during the first quarter of 2010, the collateral manager also reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. For the three and six months ended June 30, 2010, the collateral manager waived an aggregate of $8.7 million and $13.2 million, respectively, for CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. Accordingly, CLO management fees decreased $5.2 million from the three months ended June 30, 2009 to 2010 and $11.5 million from the six months ended June 30, 2009 to 2010, to account for all six CLOs paying CLO management fees during the first half of 2009.

In addition, beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by the Manager. For the three and six months ended June 30, 2010, our Manager permanently waived reimbursement of $1.1 million and $2.4 million, respectively, in allocable general and administrative expenses. For the three and six months ended June 30, 2009, the Manager permanently waived reimbursement of $3.0 million and $5.3 million, respectively, in allocable general and administrative expenses.

General and administrative expenses include expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. Professional fees decreased $0.9 million from the three months ended June 30, 2009 to 2010 and $3.2 million from the six months ended June 30, 2009 to 2010.

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

Holdings Inc. (“KFH Inc.”) are our wholly-owned subsidiaries and are not consolidated with us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in PEI VII, PE I, PE II and KFH Inc., all domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. Those subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions. TRS Ltd., KFH Ltd. and KFH III Ltd. are our foreign subsidiaries and are taxed as corporations for United States federal income tax purposes. These entities were formed to make certain foreign and domestic investments from time to time. TRS Ltd., KFH Ltd. and KFH III Ltd. are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. No provisions for income taxes for the quarter ended June 30, 2010 were recorded for these entities; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders.

Investment Portfolio

Corporate Debt Investment Portfolio Summary

Our corporate debt investment portfolio primarily consists of investments in corporate loans and debt securities. Our corporate loans primarily consist of senior secured, second lien and subordinate loans. The corporate loans we invest in are primarily below investment grade and are floating rate indexed to either one-month or three-month LIBOR. Our investments in corporate debt securities primarily consist of investments in below investment grade corporate bonds that are senior secured, senior unsecured and subordinated. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability.

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $7.2 billion and $7.4 billion as of June 30, 2010 and December 31, 2009, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinate loans.

The following table summarizes our corporate loans portfolio stratified by type as of June 30, 2010 and December 31, 2009. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets.

Corporate Loans

(Amounts in thousands)

	June 30, 2010 (1)				December 31, 2009 (1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,318,405	$6,026,886	$6,026,886	$5,683,899	$6,538,799	$6,093,463	$6,093,463	$5,774,248
Second lien	663,947	617,244	617,244	529,021	685,479	638,052	638,052	560,038
Subordinate	180,282	119,818	119,818	137,742	147,887	81,073	81,073	79,337
Subtotal	7,162,634	6,763,948	6,763,948	6,350,662	7,372,165	6,812,588	6,812,588	6,413,623
Lower of cost or fair value adjustment	—	(37,109)	—	—	—	(31,637)	—	—
Allowance for loan losses	—	(210,218)	—	—	—	(237,308)	—	—
Total	$7,162,634	$6,516,621	$6,763,948	$6,350,662	$7,372,165	$6,543,643	$6,812,588	$6,413,623

(1)                                  Includes loans held for sale.

As of June 30, 2010, $7.1 billion, or 99.3%, of our corporate loan portfolio was floating rate and $0.1 billion, or 0.7%, was fixed rate. In addition, as of June 30, 2010, $242.5 million par amount, or 3.4%, of our corporate loan portfolio was denominated in foreign currencies, of which 94% was denominated in Euro. As of December 31, 2009, $7.2 billion, or 98.3%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.7%, was fixed rate. In addition, as of December 31, 2009, $210.7 million par amount, or 2.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 100% was denominated in Euro. Fixed and floating amounts and percentages are based on par values.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted-average coupon of our floating rate corporate loans was 4.1% and 3.7% as of June 30, 2010 and December 31, 2009, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.4% and 3.1% as of June 30, 2010 and December 31, 2009, respectively. The weighted-average years to maturity of our floating rate corporate loans was 4.3 years as of both June 30, 2010 and December 31, 2009. As of June 30, 2010 and December 31, 2009, $1.3 billion par amount, or 18.0%, and $0.6 billion par amount, or 8.8%, respectively, of our floating rate corporate loan portfolio had interest rate floors.

As of June 30, 2010, our fixed rate corporate loans had a weighted-average coupon of 12.8% and weighted-average years to maturity of 4.6 years, as compared to 13.6% and 5.4 years, respectively, as of December 31, 2009.

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

As of June 30, 2010 and December 31, 2009, we had loans on non-accrual status with a total carrying value of $189.8 million and $439.9 million, respectively. The average recorded investment in the impaired loans included in non-accrual loans during the three and six months ended June 30, 2010 was $221.5 million and $294.3 million, respectively, and during the three and six months ended June 30, 2009, average recorded investment in the impaired loans was $738.2 million and $531.3 million, respectively. As of June 30, 2010 and 2009, the allocated component of the allowance for loan losses included all impaired loans for the respective periods. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $1.4 million and $7.0 million for the three and six months ended June 30, 2010, respectively, and $4.7 million and $6.8 million for the three and six months ended June 30, 2009, respectively.

As of June 30, 2010, we held corporate loans that were in default with a total carrying value of $0.5 million from one issuer. As of December 31, 2009, we held corporate loans that were in default with a total amortized cost of $392.5 million from seven issuers. The majority of corporate loans in default during 2010 and 2009 were included in the loans for which the allocated component of the allowance for losses was related to or in those investments for which we determined were loans held for sale as of June 30, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 (amounts in thousands):

	For the three months ended June 30, 2010	For the three months ended June 30, 2009	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Balance at beginning of period	$216,080	$507,762	$237,308	$480,775
Provision for loan losses	—	12,808	—	39,795
Charge-offs	(5,862)	(47,368)	(27,090)	(47,368)
Balance at end of period	$210,218	$473,202	$210,218	$473,202

As of June 30, 2010 and December 31, 2009, we had an allowance for loan loss of $210.2 million and $237.3 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loans’ estimated fair value.

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

As of June 30, 2010, the allocated component of the allowance for loan losses totaled $60.5 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $166.9 million and an aggregate amortized cost amount of $158.0 million. In addition, certain loans from one of these issuers with an aggregate par amount of $120.4 million and an aggregate amortized cost amount of $31.3 million had no associated allowance for credit losses as our amortized cost basis for these loans was below the estimated fair value. As of December 31, 2009, the allocated component of the allowance for loan losses totaled $81.7 million and relates to investments in loans issued by six issuers with an aggregate par amount of $223.6 million and an aggregate amortized cost amount of $121.2 million.

The unallocated component of our allowance for loan losses totaled $149.7 million and $155.6 million as of June 30, 2010 and December 31, 2009, respectively. During the three and six months ended June 30, 2010, we recorded charge-offs totaling $5.9 million and $27.1 million, respectively, comprised primarily of loans transferred to loans held for sale. We recorded charge-offs totaling $47.4 million for both the three and six months ended June 30, 2009.

We recorded a $33.8 million and $30.1 million net charge to earnings during the three and six months ended June 30, 2010, respectively, for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had a carrying value of $895.2 million as of June 30, 2010. We recorded a $25.7 million and $39.7 million charge to earnings during the three and six months ended June 30, 2009, respectively, for the lower of cost or estimated fair value adjustment for corporate loans held for sale which had a carrying value of $168.5 million as of June 30, 2009.

The following table summarizes the par value of our corporate loan portfolio stratified by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Ratings Services (“Standard & Poor’s”) ratings category as of June 30, 2010 and December 31, 2009:

Corporate Loans

(Amounts in thousands)

Ratings Category	As of June 30, 2010	As of December 31, 2009
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA–	—	—
A1/A+ through A3/A–	—	—
Baa1/BBB+ through Baa3/BBB–	9,224	22,040
Ba1/BB+ through Ba3/BB–	1,476,665	1,526,201
B1/B+ through B3/B–	5,033,698	4,610,234
Caa1/CCC+ and lower	541,905	1,120,140
Non-rated	101,142	93,550
Total	$7,162,634	$7,372,165

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $935.7 million and $834.1 million as of June 30, 2010 and December 31, 2009, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds.

The following table summarizes our corporate debt securities portfolio, which is carried at estimated fair value, stratified by type as of June 30, 2010 and December 31, 2009:

Corporate Debt Securities

(Amounts in thousands)

	June 30, 2010				December 31, 2009
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$305,320	$298,492	$272,235	$298,492	$178,503	$156,410	$99,202	$156,410
Senior unsecured	498,141	439,242	350,494	439,242	455,937	425,683	318,216	425,683
Subordinated	132,266	102,773	79,931	102,773	199,690	172,316	143,219	172,316
Total	$935,727	$840,507	$702,660	$840,507	$834,130	$754,409	$560,637	$754,409

As of June 30, 2010, $757.2 million, or 80.9%, of our corporate debt securities portfolio was fixed rate and $178.5 million, or 19.1%, was floating rate. In addition, as of June 30, 2010, $6.1 million par amount, or 0.7%, of our corporate debt securities portfolio was denominated in foreign currencies, of which 100% was denominated in Euro. As of December 31, 2009, $647.4 million, or 77.6%, of our corporate debt securities portfolio was fixed rate and $186.7 million, or 22.4%, was floating rate. In addition, as of December 31, 2009, we had no corporate debt securities denominated in foreign currencies. Fixed and floating amounts and percentages are based on par values.

As of June 30, 2010, our fixed rate corporate debt securities had a weighted-average coupon of 9.2% and weighted-average years to maturity of 6.5 years, as compared to 10.0% and 6.2 years, respectively, as of December 31, 2009. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted-average coupon on our floating rate corporate debt securities was 5.4% and 3.6% as of June 30, 2010 and December 31, 2009, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate debt securities was 4.8% and 3.4% as of June 30, 2010 and December 31, 2009, respectively. The weighted-average years to maturity of our floating rate corporate debt securities was 3.7 and 4.1 years as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, $24.1 million par amount, or 13.5%, of our floating rate corporate debt securities portfolio had interest rate floors and as of December 31, 2009, none of our floating rate corporate debt securities had interest rate floors.

During the three and six months ended June 30, 2010, we recorded impairment losses totaling $0.1 million and $1.2 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value is no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer. For the three and six months ended June 30, 2009, we recorded impairment losses totaling $6.2 million and $40.0 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired.

As of June 30, 2010 and December 31, 2009, we had no corporate debt securities in default.

The following table summarizes the par value of our corporate debt securities portfolio stratified by Moody’s and Standard & Poor’s ratings category as of June 30, 2010 and December 31, 2009:

Corporate Debt Securities

(Amounts in thousands)

Ratings Category	As of June 30, 2010	As of December 31, 2009
Aaa/AAA	$—	$—
Aa1/AA+ through Aa3/AA–	—	—
A1/A+ through A3/A–	—	15,590
Baa1/BBB+ through Baa3/BBB–	—	—
Ba1/BB+ through Ba3/BB–	157,764	35,500
B1/B+ through B3/B–	380,306	207,162
Caa1/CCC+ and lower	380,206	557,187
Non-Rated	17,451	18,691
Total	$935,727	$834,130

Residential Mortgage Investment Summary

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $107.1 million as of June 30, 2010. The $107.1 million of RMBS is comprised of $16.5 million of RMBS that are rated investment grade or higher and $90.6 million of RMBS that are rated below investment grade.

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

The table below summarizes the carrying value, amortized cost and estimated fair value of our residential mortgage investment portfolio as of June 30, 2010 and December 31, 2009. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for RMBS and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes, nationally recognized pricing services and/or management’s judgment when relevant observable inputs do not exist.

Residential Mortgage Investment Portfolio

(Amounts in thousands)

	June 30, 2010			December 31, 2009
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Residential Mortgage Loans(1)	$—	$—	$—	$2,097,699	$2,772,216	$2,097,699
Residential Mortgage-Backed Securities	107,081	282,159	107,081	47,572	95,483	47,572
Total	$107,081	$282,159	$107,081	$2,145,271	$2,867,699	$2,145,271

(1)                                  Excludes real estate owned (“REO”) as a result of foreclosure on delinquent loans of $11.4 million as of December 31, 2009.

As of December 31, 2009, 26 of our residential mortgage loans owned by us with an outstanding balance of $11.4 million were REO as a result of foreclosure on delinquent loans.

Portfolio Purchases

We purchased $0.9 billion and $1.8 billion par amount of corporate debt investments during the three months and six months ended June 30, 2010, respectively, as compared to $0.4 billion and $0.7 billion for the three and six months ended June 30, 2009, respectively.

The table below summarizes our corporate debt investment portfolio purchases for the three and six months ended June 30, 2010 and 2009:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	Three months ended June 30, 2010		Three months ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Corporate Debt Securities	$88,088	9.8%	$41,000	11.5%	$342,300	18.7%	$42,563	6.4%
Corporate Loans	812,558	90.2	314,592	88.5	1,483,853	81.3	624,218	93.6
Total	$900,646	100.0%	$355,592	100.0%	$1,826,153	100.0%	$666,781	100.0%

The table above excludes purchases of equity investments, at estimated fair value, of $5.5 million and $12.8 million for the three and six months ended June 30, 2010, respectively, and nil for the three and six months ended June 30, 2009. There were no purchases of securities sold, not yet purchased for both the three and six months ended June 30, 2010 and 2009.

The period immediately preceding 2009 was marked by historical asset price declines, wider credit spreads and liquidity shortage. As such, during the first half of 2009, the market continued to feel the effects of the 2008 credit crisis. In contrast, due to signs of the economic recovery gaining momentum during the first half of 2010, including greater access to liquidity and capital appreciation, we had additional cash available for opportunistic purchases. The majority of our purchases during the three and six months ended June 30, 2010 were through our Cash Flow CLOs.

Shareholders’ Equity

Our shareholders’ equity at June 30, 2010 and December 31, 2009 totaled $1.3 billion and $1.2 billion, respectively. Included in our shareholders’ equity as of June 30, 2010 and December 31, 2009 is accumulated other comprehensive income totaling $69.4 million and $152.7 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2010 were $1.3 billion and 24.5% and $1.3 billion and 33.3%, respectively.  Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2009 were $0.8 billion and 10.0%, and $0.8 billion and 2.0%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of June 30, 2010 and December 31, 2009 was $8.08 and $7.37, respectively, and is computed based on 158,359,757 shares issued and outstanding as of both June 30, 2010 and December 31, 2009.

On April 29, 2010, our board of directors declared a cash distribution of $0.10 per share to shareholders of record on May 14, 2010. The aggregate amount of the distribution of $15.8 million was paid on May 28, 2010.

On August 4, 2010, our board of directors declared a cash distribution for the quarter ended June 30, 2010 on our common shares of $0.12 per share. The distribution is payable on September 1, 2010 to common shareholders of record as of the close of business on August 18, 2010.

Liquidity and Capital Resources

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of June 30, 2010, we had unrestricted cash and cash equivalents totaling $141.8 million.

During the first half of 2010, we observed signs of recovery in market value for some assets. As a result, capital markets, including debt and equity financing, that were previously frozen or available only on unattractive terms, show limited signs of reopening. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we will continue to evaluate opportunities to deploy incremental capital based on the terms of capital available to us. This may include taking advantage of market timing to issue equity or refinance or replace indebtedness, including the issuance of new debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise.

The majority of our investments are held in our Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an OC Test as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. During the quarter ended June 30, 2010, all our Cash Flow CLOs were in compliance with certain compliance tests (specifically, their respective OC Tests). As CLO 2007-A and 2007-1 came into compliance during the first quarter of 2010, beginning in April 2010, CLO 2007-A resumed paying mezzanine and subordinate note holders, including us.

Sources of Funds

Cash Flow CLO Transactions

As of June 30, 2010, we had five Cash Flow CLOs outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $375.5 million as of June 30, 2010 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

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

Defaults of assets in Cash Flow CLOs, ratings downgrade of assets in Cash Flow CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a Cash Flow CLO is not in compliance. If a Cash Flow CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. As a result of the historic declines in asset prices, particularly in the corporate loan and high yield securities asset classes during the fourth quarter of 2008, one or more of our Cash Flow CLOs were out of compliance with the OC Tests for periods of time. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. As of June 30, 2010, all of our Cash Flow CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our Cash Flow CLOs. This information is based on the June 2010 monthly reports which are prepared by the independent third-party trustee for each Cash Flow CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the June 2010 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of June 2010 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,036,529	$991,604	$1,031,151	$3,309,990	$1,522,371
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	620.1%	634.4%	438.0%	408.4%	617.2%
CCC amount	$43,143	$40,631	$163,658	$541,487	$251,700
CCC percentage of portfolio	4.2%	4.1%	15.9%	16.4%	16.5%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	131.0%	133.0%	160.9%	178.3%	133.4%
Cushion / (Excess)	$90,030	$74,200	$108,378	$341,173	$150,459
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	112.1%	118.1%	137.3%	124.2%	115.3%
Cushion / (Excess)	$52,944	$93,335	$166,399	$104,457	$69,251

On January 4, 2010, CLO 2007-A was brought into compliance with its respective OC Tests. Also, on March 19, 2010, CLO 2007-1, our final remaining Cash Flow CLO to be failing one or more of its respective OC Tests, was brought into compliance with all of its respective OC Tests. Accordingly, beginning in April 2010, CLO 2007-A resumed paying mezzanine and subordinate note holders, including us. As reflected in the table above, each of our Cash Flow CLOs was in compliance with its respective IC ratio tests, senior OC Tests and subordinate OC Tests based on the June 2010 monthly reports for the respective CLOs.

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

Senior Secured Credit Facility

On May 3, 2010, we entered into a credit agreement for the 2014 Facility, a four-year $210.0 million asset-based revolving credit facility maturing on May 3, 2014. The 2014 Facility is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified financial assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We may obtain additional commitments under the 2014 Facility so long as the aggregate amount of commitments at any time does not exceed $600.0 million. On May 5, 2010, we obtained additional commitments of $40.0 million, bringing the total amount of commitments under the 2014 Facility to $250.0 million.

We have the right to prepay loans under the 2014 Facility in whole or in part at any time. Loans under the 2014 Facility bear interest at a rate equal to LIBOR plus 3.25% per annum. The 2014 Facility contains customary covenants applicable to us, including a restriction to make distributions to holders of common shares in excess of 65% of our estimated annual taxable income.

As of June 30, 2010, we believe we were in compliance with the 2014 Facility’s covenant requirements.

On May 26, 2010, we terminated the 2011 Credit Agreement in connection with the initial borrowing under our 2014 Facility as described above. At the time of termination, there was $150.0 million of borrowings outstanding under the 2011 Credit Agreement which we prepaid. There were no early termination or prepayment fees associated with our termination and repayment of all outstanding borrowings. The termination resulted in a $6.5 million write-off of unamortized debt issuance costs.

On July 16, 2010, we paid down the outstanding balance of $50.2 million under the 2014 Facility.

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

During the first quarter of 2010, we repurchased $95.2 million par amount of our 7.0% convertible senior notes due 2012, reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of June 30, 2010. These transactions resulted in us recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during the first quarter of 2010.

As of June 30, 2010 and as of the date of filing this Quarterly Report on Form 10-Q, we believe we are in compliance with the covenants contained within our respective borrowing agreements.

Off-Balance Sheet Commitments

As of June 30, 2010, we had committed to purchase corporate loans with aggregate commitments totaling $110.8 million. In addition, we participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of June 30, 2010, we had unfunded financing commitments totaling $31.0 million. We do not expect material losses related to the corporate loans for which we commit to purchase and fund.

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

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of June 30, 2010, $248.7 million par amount, or 3.1%, of our corporate debt portfolio was denominated in foreign currencies, of which 94.2% was denominated in Euro. As of December 31, 2009, $210.7 million par amount, or 2.9%, of our corporate debt portfolio was denominated in foreign currencies, with 100% denominated in Euro. Based on the fair value of these investments as of June 30, 2010 and December 31, 2009, we estimate that a 10% decline in the applicable foreign exchange rate against the U.S. dollar would result in a foreign exchange loss of approximately $10.2 million and $6.2 million at June 30, 2010 and December 31, 2009, respectively.

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

Interest rate risk impacts our interest income, interest expense, prepayments, and the fair value of our investments, interest rate derivatives, and liabilities. We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our interest rate swaps was $483.3 million as of June 30, 2010 and $383.3 million as of December 31, 2009.

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

The following table summarizes the estimated net fair value of our derivative instruments held at June 30, 2010 and December 31, 2009 (amounts in thousands):

	As of June 30, 2010		As of December 31, 2009
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$483,333	$(70,793)	$383,333	$(43,800)
Free-Standing Derivatives:
Interest rate swaps	328,302	4,764	89,246	(281)
Credit default swaps—protection sold	13,500	53	51,000	(385)
Total rate of return swaps	—	37	104,446	11,809
Common stock warrants	—	126	—	2,471
Total	$825,135	$(65,813)	$628,025	$(30,186)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of June 30, 2010 (amounts in thousands):

	Less than 1 year	1-3 years	3-5 Years	More than 5 years	Total
Cash Flow Hedges:
Interest rate swaps	$—	$—	$—	$(70,793)	$(70,793)
Free-Standing Derivatives:
Interest rate swaps	4,764	—	—	—	4,764
Credit default swaps—protection sold	—	53	—	—	53
Total rate of return swaps	37	—	—	—	37
Total	$4,801	$53	$—	$(70,793)	$(65,939)

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2010 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 7, 2008, the members of our board of directors and certain of our current and former executive officers and we were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York, or the Charter Litigation. On March 13, 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of our board of directors and named as defendants only our former chief executive officer Saturnino S. Fanlo, our former chief operating officer David A. Netjes, our current chief financial officer Jeffrey B. Van Horn and us. The amended complaint alleges that our April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act, regarding the risks and potential losses associated with our real estate-related assets, our ability to finance our real estate-related assets and the adequacy of our loss reserves for our real estate-related assets. The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, Messrs. Fanlo, Netjes and Van Horn each have legal responsibility for the alleged Section 11 violation. On April 27, 2009, the defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act. Oral argument on the defendants’ motion to dismiss was scheduled for July 7, 2010 but was postponed as the judge overseeing the case took medical leave. To date, oral argument has not been rescheduled.

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

We leverage our portfolio investments through borrowings, generally through the use of bank credit facilities, total rate of return swaps, securitizations, including the issuance of CLOs, and other borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders’ and rating agencies’ estimate of the stability of the portfolio investments’ cash flow. At the current time, the only contractual limitation on our ability to leverage our portfolio is a covenant contained in our senior secured credit facility that our leverage ratio cannot exceed 2.0 to 1.0, computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP. Our return on our investments and cash available for distribution to holders of our shares may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Our debt service payments reduce cash flow available for distributions to holders of our shares.

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

Item 2 .Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2010, our non-employee directors deferred a total of $0.1 million in cash compensation in exchange for 8,390 shares of phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan.  Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at the election of the Company, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of the Company.  The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.17	Credit Agreement, dated as of May 3, 2010, by and among the Borrowers, Citibank, N.A., Bank of America, N.A., Deutsche Bank AG New York Branch and Morgan Stanley Bank, N.A.
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350

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

Date: August 4, 2010