Form 10-Q
period 2010-09-30
KKR Financial Holdings LLC
filed 2010-11-04
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of the registrant’s common shares outstanding as of October 28, 2010 was 158,412,565.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$96,991	$97,086
Restricted cash and cash equivalents	365,220	342,706
Securities available-for-sale, $727,485 and $740,949 pledged as collateral as of September 30, 2010 and December 31, 2009, respectively	849,022	755,686
Corporate loans, net of allowance for loan losses of $209,030 and $237,308 as of September 30, 2010 and December 31, 2009, respectively	5,815,544	5,617,925
Corporate loans held for sale	667,196	925,718
Residential mortgage-backed securities, at estimated fair value, $4,235 and $47,572 pledged as collateral as of September 30, 2010 and December 31, 2009, respectively	106,252	47,572
Residential mortgage loans, at estimated fair value	—	2,097,699
Equity investments, at estimated fair value, $13,286 and $110,812 pledged as collateral as of September 30, 2010 and December 31, 2009, respectively	84,307	120,269
Derivative assets	20,004	15,784
Interest and principal receivable	83,195	98,313
Reverse repurchase agreements	—	80,250
Other assets	72,325	100,997
Total assets	$8,160,056	$10,300,005
Liabilities
Collateralized loan obligation secured notes	$5,630,141	$5,667,716
Collateralized loan obligation junior secured notes to affiliates	371,062	533,786
Senior secured credit facility	—	175,000
Convertible senior notes	343,863	275,800
Junior subordinated notes	283,517	283,517
Residential mortgage-backed securities issued, at estimated fair value	—	2,034,772
Accounts payable, accrued expenses and other liabilities	27,312	7,240
Accrued interest payable	17,538	25,297
Accrued interest payable to affiliates	3,846	2,911
Related party payable	12,431	3,367
Securities sold, not yet purchased	—	77,971
Derivative liabilities	108,697	45,970
Total liabilities	6,798,407	9,133,347
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common shares, no par value, 500,000,000 shares authorized, and 158,412,565 and 158,359,757 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Paid-in-capital	2,578,945	2,563,634
Accumulated other comprehensive income	85,474	152,728
Accumulated deficit	(1,302,770)	(1,549,704)
Total shareholders’ equity	1,361,649	1,166,658
Total liabilities and shareholders’ equity	$8,160,056	$10,300,005

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)
(Amounts in thousands, except per share information)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Net investment income:
Loan interest income	$96,814	$113,460	$282,812	$364,583
Securities interest income	25,406	21,701	79,067	73,805
Other interest income	29	75	2,086	824
Total investment income	122,249	135,236	363,965	439,212
Interest expense	30,051	57,340	100,402	219,625
Interest expense to affiliates	5,791	5,171	17,072	16,355
Provision for loan losses	8,087	—	8,087	39,795
Net investment income	78,320	72,725	238,404	163,437
Other income (loss):
Net realized and unrealized gain (loss) on investments	19,441	21,181	83,803	(85,576)
Net realized and unrealized gain (loss) on derivatives and foreign exchange	3,831	19,930	(3,437)	58,831
Net realized and unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	1,492	(17,681)	(7,764)	(44,545)
Net realized and unrealized (loss) gain on securities sold, not yet purchased	—	(996)	(756)	2,920
Net (loss) gain on restructuring and extinguishment of debt	—	(10,627)	39,999	30,836
Other income	1,863	1,239	9,085	4,150
Total other income (loss):	26,627	13,046	120,930	(33,384)
Non-investment expenses:
Related party management compensation	17,551	14,616	52,518	36,132
General, administrative and directors expenses	3,561	1,539	10,127	6,917
Professional services	1,041	441	3,335	5,916
Loan servicing	—	1,925	—	6,117
Total non-investment expenses	22,153	18,521	65,980	55,082
Income before income tax expense	82,794	67,250	293,354	74,971
Income tax expense	452	63	489	151
Net income	$82,342	$67,187	292,865	$74,820

Net income per common share:
Basic	$0.52	$0.42	$1.85	$0.49
Diluted	$0.52	$0.42	$1.85	$0.49

Weighted-average number of common shares outstanding:
Basic	157,057	156,997	157,018	152,664
Diluted	157,461	156,997	157,294	152,664
Distributions declared per common shares	$0.12	—	$0.29	—

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)
(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2010	158,360	$2,563,634	$152,728	$(1,549,704)		$1,166,658
Net income	—	—	—	292,865	$292,865	292,865
Net change in unrealized loss on cash flow hedges	—	—	(44,432)	—	(44,432)	(44,432)
Net change in unrealized gain on securities available-for-sale	—	—	(22,822)	—	(22,822)	(22,822)
Comprehensive income					$225,611
Cash distributions on common shares	—	—	—	(45,931)		(45,931)
Issuance of common shares	53	—	—	—		—
Equity component of convertible notes issuance	—	9,973	—	—		9,973
Share-based compensation expense related to restricted common shares	—	5,338	—	—		5,338
Balance at September 30, 2010	158,413	$2,578,945	$85,474	$(1,302,770)		$1,361,649

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Cash flows from operating activities:
Net income	$292,865	$74,820
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss (gain) on derivatives, foreign exchange, and securities sold, not yet purchased	4,695	(61,751)
Net gain on restructuring and extinguishment of debt	(39,999)	(59,635)
Write-off of debt issuance costs	8,160	4,611
Lower of cost or estimated fair value adjustment on corporate loans held for sale	21,362	38,898
Provision for loan losses	8,087	39,795
Impairment on securities available-for-sale and private equity at cost	9,979	40,013
Share-based compensation	5,338	2,605
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	7,764	44,545
Net realized and unrealized (gain) loss on investments	(115,144)	6,665
Deferred interest expense	4,427	—
Depreciation and net amortization	(65,653)	(38,731)
Changes in assets and liabilities:
Interest receivable	8,080	50,057
Other assets	(1,182)	(11,911)
Related party payable	9,064	10,017
Accounts payable, accrued expenses and other liabilities	505	(47,847)
Accrued interest payable	(7,759)	(37,278)
Accrued interest payable to affiliates	935	18,893
Net cash provided by operating activities	151,524	73,766
Cash flows from investing activities:
Principal payments from investments	1,068,644	879,235
Proceeds from sale of investments	1,335,757	1,069,201
Purchases of investments	(2,304,444)	(685,456)
Net proceeds, purchases, and settlements of derivatives	12,740	20,530
Net change in reverse repurchase agreements	80,250	7,908
Net change to restricted cash and cash equivalents	(22,514)	1,045,434
Net cash provided by investing activities	170,433	2,336,852
Cash flows from financing activities:
Repayment of senior secured credit facility	(227,805)	(88,133)
Proceeds from senior secured credit facility	50,319	—
Repayment of residential mortgage-backed securities issued	—	(442,984)
Retirement of collateralized loan obligation secured notes	(104,510)	(1,788,694)
Retirement of collateralized loan obligation junior secured notes to affiliates	(62,581)	—
Net change in junior subordinated notes	—	(1,238)
Proceeds from convertible senior notes	167,325	—
Repayment of convertible senior notes	(93,922)	—
Distributions on common shares	(45,931)	—
Other capitalized costs	(4,947)	(5,137)
Net cash used in financing activities	(322,052)	(2,326,186)
Net (decrease) increase in cash and cash equivalents	(95)	84,432
Cash and cash equivalents at beginning of period	97,086	41,430
Cash and cash equivalents at end of period	$96,991	$125,862
Supplemental cash flow information:
Cash paid for interest	$99,308	$247,029
Cash paid for income taxes	$580	$373
Non-cash investing and financing:
Deconsolidation of residential mortgage loans	$2,034,772	$—
Deconsolidation of residential mortgage-backed securities issued	$(2,034,772)	$—
Subordinate tranche of the residential mortgage loan securitization trusts included in residential mortgage-backed securities	$74,366	$—
Equity component of the convertible senior notes	$9,973	$—
Net payable (receivable) for securities purchased	$—	$28,238
Conversion of corporate loan to private equity investment	$—	$48,467
Exchange of convertible senior notes to equity	$—	$8,808
Exchange of CLO 2009-1 subordinated notes to affiliate for its interest in CLO 2009-1 assets	$—	$90,429

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries (the “Company” or “KKR Financial”) is a specialty finance company with expertise in a range of asset classes. The Company primarily invests in financial assets including below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable equity securities, and private equity. Additionally, the Company has made or may make investments in other asset classes including natural resources and real estate. The corporate loans the Company invests in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of the Company’s corporate debt investments are held in collateralized loan obligation (“CLO”) transactions that the Company uses as long term financing for these investments. The Company’s CLO transactions are structured as on-balance sheet securitizations of corporate loans and high yield debt securities. The senior secured notes issued by the CLO transactions are generally owned by third party investors who are unaffiliated with the Company and the Company owns the majority of the subordinated notes in the CLO transactions. The Company executes its core business strategy through majority-owned subsidiaries, including CLOs.

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

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”) and KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”) are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

These five CLOs, through which the Company finances the majority of its corporate debt investments, include $7.3 billion par amount, or $6.8 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the related entities’ debt which in aggregate total $5.6 billion of senior and junior secured notes outstanding and $371.1 million of junior notes outstanding that are held by an affiliate of the Manager. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions. As such, these CLOs are considered non-recourse leverage.

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

Equity Investments, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain marketable and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at estimated fair value, are managed based on overall value and potential returns. Investments carried at fair value are presented separately on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains and losses on investments on the condensed consolidated statements of operations.

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

Income Taxes

The Company intends to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes. Therefore, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes. Holders of the Company’s shares will be required to take into account their allocable share of each item of the Company’s income, gain, loss, deduction, and credit for the taxable year of the Company ending within or with their taxable year.

During 2010, the Company owned an equity interest in KKR Financial Holdings II, LLC (“KFH II”) which elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). KFH II holds certain real estate mortgage-backed securities. A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

The Company has wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will be required to include their current taxable income in the Company’s calculation of its taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”) are foreign subsidiaries of the Company that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

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

Financing Receivables and Allowance for Credit Losses

In July 2010, the FASB issued new guidance to amend existing disclosure requirements to provide a greater level of disaggregated information about the credit quality of financing receivables and allowance for credit losses. The two levels of disaggregation defined by the FASB are portfolio segment and class of financing receivable. The amendments also require an entity to disclose credit quality indicators, past due information, and modifications of financing receivables. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company will include the required disclosures beginning with its consolidated financial statements for the year ending December 31, 2010.

Note 3. Earnings per Share

The following table presents a reconciliation of basic and diluted net income per common share, as well as the distributions declared per common share for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands, except per share information):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$82,342	$67,187	$292,865	$74,820
Less: Dividends and undistributed earnings allocated to participating securities	687	574	2,482	657
Net income applicable to common shareholders	$81,655	$66,613	$290,383	$74,163

Basic:
Basic weighted-average shares outstanding	157,057	156,997	157,018	152,664
Net income per share	$0.52	$0.42	$1.85	$0.49

Diluted:
Diluted weighted-average shares outstanding (1)	157,461	156,997	157,294	152,664
Net income per share	$0.52	$0.42	$1.85	$0.49

Distributions declared per common share	$0.12	$—	$0.29	$—

(1)                        An immaterial conversion premium related to the convertible senior notes was included in the diluted earnings per share for the three and nine months ended September 30, 2010. Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for both the three and nine months ended September 30, 2010 and 2009.

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of September 30, 2010 and December 31, 2009, which are carried at estimated fair value (amounts in thousands):

	September 30, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$677,508	$176,599	$(5,085)	$849,022	$560,637	$198,242	$(4,470)	$754,409
Common and preferred stock	—	—	—	—	713	564	—	1,277
Total	$677,508	$176,599	$(5,085)	$849,022	$561,350	$198,806	$(4,470)	$755,686

The following table shows the gross unrealized losses and estimated fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

September 30, 2010
Corporate debt securities	$73,364	$(2,646)	$36,443	$(2,439)	$109,807	$(5,085)

December 31, 2009
Corporate debt securities	$8,437	$(113)	$70,967	$(4,357)	$79,404	$(4,470)

The unrealized losses in the table above are considered to be temporary impairments due to market factors and are not reflective of credit deterioration. The Company considers many factors when evaluating whether an impairment is other-than-temporary. For corporate debt securities included in the table above, the Company does not intend to sell them and does not believe that it is more likely than not that the Company will be required to sell any of its corporate debt securities prior to recovery. In addition, based on the analyses performed by the Company on each of its corporate debt securities, the Company believes that it should be able to recover the entire amortized cost amount of the corporate debt securities included in the table above.

During the three and nine months ended September 30, 2010, the Company recognized losses totaling $0.5 million and $1.7 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. During the three and nine months ended September 30, 2009, the Company recognized losses totaling nil and $40.0 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

As of September 30, 2010 and December 31, 2009, the Company had no corporate debt securities in default.

The following table shows the net realized gains (losses) on the sales of securities (amounts in thousands):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Gross realized gains	$17,598	$22	$60,398	$9,975
Gross realized losses	—	(1,994)	—	(9,350)
Net realized gains (losses)	$17,598	$(1,972)	$60,398	$625

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	As of September 30, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$—	$107,845
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	727,485	633,104
Total	$727,485	$740,949

Note 5. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30, 2010			December 31, 2009
	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans
Principal(1)	$6,371,687	$705,007	$7,076,694	$6,180,028	$1,033,383	$7,213,411
Unamortized discount	(347,113)	(23,253)	(370,366)	(324,795)	(76,028)	(400,823)
Total amortized cost	6,024,574	681,754	6,706,328	5,855,233	957,355	6,812,588
Lower of cost or fair value adjustment	—	(14,558)	(14,558)	—	(31,637)	(31,637)
Allowance for loan losses	(209,030)	—	(209,030)	(237,308)	—	(237,308)
Net carrying value	$5,815,544	$667,196	$6,482,740	$5,617,925	$925,718	$6,543,643

(1)                                Principal amount is net of charge-offs and other adjustments totaling $42.9 million and $158.8 million as of September 30, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Balance at beginning of period	$210,218	$473,202	$237,308	$480,775
Provision for loan losses	8,087	—	8,087	39,795
Charge-offs	(9,275)	(2,978)	(36,365)	(50,346)
Balance at end of period	$209,030	$470,224	$209,030	$470,224

As of September 30, 2010 and December 31, 2009, the Company had an allowance for loan losses of $209.0 million and $237.3 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

As of September 30, 2010, the allocated component of the allowance for loan losses totaled $53.0 million and relates to investments in certain loans issued by six issuers with an aggregate par amount of $228.0 million and an aggregate amortized cost amount of $151.0 million. In addition, certain impaired loans from three of these issuers with an aggregate par amount of $85.1 million and an aggregate amortized cost amount of $16.9 million had no associated allowance for loan losses as the Company’s amortized cost basis for these loans was below the estimated fair value as of September 30, 2010. As of December 31, 2009, the allocated component of the allowance for loan losses totaled $81.7 million and relates to investments in loans issued by six issuers with an aggregate par amount of $223.6 million and an aggregate amortized cost amount of $121.2 million.

The unallocated component of the allowance for loan losses totaled $156.0 million and $155.6 million as of September 30, 2010 and December 31, 2009, respectively. During the three and nine months ended September 30, 2010, the Company recorded charge-offs totaling $9.3 million and $36.4 million, respectively, comprised primarily of loans transferred to loans held for sale. The Company recorded charge-offs totaling $3.0 million and $50.4 million for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, the Company had $667.2 million of loans held for sale, a decrease of $258.5 million from December 31, 2009.

As of September 30, 2010 and December 31, 2009, the Company had loans on non-accrual status with a total amortized cost of $167.1 million and $439.9 million, respectively. The average investment in impaired loans during the three and nine months ended September 30, 2010 was $178.4 million and $262.5 million, respectively, and during the three and nine months ended September 30, 2009, average recorded investment in the impaired loans was $717.3 million and $544.2 million, respectively. As of September 30, 2010 and 2009, the allocated component of the allowance for loan losses included all impaired loans for the respective periods. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $4.1 million and $11.1 million for the three and nine months ended September 30, 2010, respectively, and $8.2 million and $15.0 million for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, the Company held corporate loans that were in default with a total amortized cost of $19.7 million from two issuers. As of December 31, 2009, the Company held loans that were in default with a total amortized cost of $392.5 million from seven issuers. The majority of corporate loans in default during 2010 and 2009 were included in the loans for which the allocated component of the Company’s allowance for losses was related to, or for which the Company determined were loans held for sale as of September 30, 2010 and December 31, 2009, respectively.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of total corporate loans, including corporate loans held for sale, pledged as collateral as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	As of September 30, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$—	$425,740
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	6,307,611	6,354,382
Total	$6,307,611	$6,780,122

Note 6. Residential Mortgage-Backed Securities

The Company held RMBS with an estimated fair value of $106.3 million and $47.6 million as September 30, 2010 and December 31, 2009, respectively.  As of January 1, 2010, RMBS increased $74.4 million due to the deconsolidation of six residential mortgage loan securitization trusts (see “Consolidation” under Note 2 to these condensed consolidated financial statements). The $74.4 million represents the estimated fair value of the Company’s RMBS which were issued by these six residential mortgage securitization trusts.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged RMBS. The following table summarizes the estimated fair value of RMBS pledged as collateral as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	As of September 30, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$—	$42,627
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	4,235	4,945
Total	$4,235	$47,572

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

Note 8. Borrowings

Certain information with respect to the Company’s borrowings as of September 30, 2010 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$833,070	0.82%	2,400	$910,695
CLO 2005-2 senior secured notes	801,119	0.62	2,614	891,745
CLO 2006-1 senior secured notes	683,265	0.69	2,886	882,003
CLO 2007-1 senior secured notes	2,075,040	0.93	3,880	2,363,265
CLO 2007-1 junior secured notes to affiliates(2)	305,610	—	3,880	346,202
CLO 2007-1 junior secured notes(3)	61,727	—	3,880	70,301
CLO 2007-A senior secured notes	1,165,099	1.42	2,572	1,238,192
CLO 2007-A junior secured notes to affiliates(4)	65,452	—	2,572	69,558
CLO 2007-A junior secured notes(5)	10,821	—	2,572	11,500
Convertible senior notes	343,863	7.24	1,458	—
Junior subordinated notes	283,517	5.50	9,535	—
Total	$6,628,583			$6,783,461

(1)                               Collateral for borrowings consists of RMBS, securities available-for-sale, equity investments at estimated fair value and corporate loans.

(2)                               CLO 2007-1 junior secured notes to affiliates consist of (x) $175.3 million of mezzanine notes with a weighted average borrowing rate of 5.4% and (y) $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)                               CLO 2007-1 junior secured notes consist of (x) $55.9 million of mezzanine notes with a weighted average borrowing rate of 3.7% and (y) $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(4)                               CLO 2007-A junior secured notes to affiliates consist of (x) $55.0 million of mezzanine notes with a weighted average borrowing rate of 6.7% and (y) $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(5)                               CLO 2007-A junior secured notes consist of (x) $6.2 million of mezzanine notes with a weighted average borrowing rate of 7.2% and (y) $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

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

CLO Notes

The indentures governing the Company’s CLO transactions include numerous compliance tests, the majority of which relate to the CLO’s portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests (“OC Tests”) which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC test is brought back into compliance. During the three and nine months ended September 30, 2010, the Company paid down nil and $90.3 million of original CLO 2007-1 senior secured notes, respectively, due to the failure of OC Tests. As of September 30, 2010, all of the Company’s CLO transactions were in compliance with their respective OC and interest coverage tests.

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

Senior Secured Credit Facility

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

The Company has the right to prepay loans under the 2014 Facility in whole or in part at any time. Loans under the 2014 Facility bear interest at a rate equal to the London interbank offered rate (“LIBOR”) plus 3.25% per annum. The 2014 Facility contains customary covenants applicable to the Company, including a restriction from making distributions to holders of common shares in excess of 65% of the Company’s estimated annual taxable income.

As of September 30, 2010, the Company had no borrowings outstanding under the 2014 Facility.

As of September 30, 2010, the Company believes it was in compliance with the 2014 Facility covenant requirements.

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

Convertible Debt

During January and February 2010, the Company repurchased $95.2 million par amount of its 7.0% convertible senior notes maturing on July 15, 2012 (the “7.0% Notes”), reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of September 30, 2010. These transactions resulted in the Company recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs.

On January 15, 2010, the Company issued $172.5 million of 7.5% Convertible Senior Notes due January 15, 2017 (“7.5% Notes”). The 7.5% Notes bear interest at a rate of 7.5% per annum on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company’s right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes is 122.2046 shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of September 30, 2010, the conversation rate for each $1,000 principal amount of 7.5% Notes was 124.3675 shares. Net proceeds from the offering totaled $167.3 million, reflecting $172.5 million from the issuance less $5.2 million for underwriting fees.

In accordance with accounting for convertible debt instruments that may settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company’s condensed consolidated balance sheet as of September 30, 2010. The remaining liability component of $163.3 million, included within convertible senior notes on the Company’s condensed consolidated balance sheet as of September 30, 2010, is comprised of the principal $172.5 million less the unamortized debt discount of $9.2 million. The total debt discount amortization recognized for the three and nine months ended September 30, 2010 was $0.3 million and $0.8 million, respectively. The debt discount will continue to be amortized at the effective interest rate of 8.6%. For the three and nine months ended September 30, 2010, the total interest expense recognized on the 7.5% Notes was $3.2 million and $9.2 million, respectively.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	As of September 30, 2010		As of December 31, 2009
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$483,333	$(88,808)	$383,333	$(43,800)
Free-Standing Derivatives:
Interest rate swaps	307,112	1,272	89,246	(281)
Credit default swaps—protection sold	13,500	362	51,000	(385)
Total rate of return swaps	—	135	104,446	11,809
Foreign exchange forward contracts(1)	(145,282)	(19,889)	—	—
Foreign exchange options(1)	136,340	15,309	—	—
Common stock warrants	—	2,926	—	2,471
Total	$795,003	$(88,693)	$628,025	$(30,186)

(1)                               Represents forward contracts and options intended to offset the gains or losses resulting from the settlement of the underlying foreign currency denominated asset. Amounts presented were converted to U.S. dollars based on the exchange rates at the end of each fiscal quarter.

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

As of September 30, 2010 and December 31, 2009, the Company had sold protection with a notional amount of approximately $13.5 million and $51.0 million, respectively. The Company sells protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives.

The following table shows the net realized gains on the Company’s CDS for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Gross realized gains	$—	$—	$—	$58,967
Gross realized losses	—	—	—	(996)
Net realized gains	$—	$—	$—	$57,971

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three and nine months ended September 30, 2010 and 2009, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations from its cash flow and fair value hedges.

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged warrants for borrowings. The following table summarizes the estimated fair value of warrants pledged as collateral as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	As of September 30, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$—	$1,078
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	—	1,393
Total	$—	$2,471

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of September 30, 2010	As of December 31, 2009
Net unrealized gains on available-for-sale securities	$171,514	$194,336
Net unrealized losses on cash flow hedges	(86,040)	(41,608)
Accumulated other comprehensive income	$85,474	$152,728

The components of changes in other comprehensive income (loss) were as follows (amounts in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during period	$51,787	$146,406	$41,676	$336,599
Reclassification adjustments for (gains) losses realized in net income(1)	(18,120)	1,972	(64,498)	(625)
Unrealized gains (losses) on securities available-for-sale	33,667	148,378	(22,822)	335,974
Unrealized (losses) gains on cash flow hedges	(17,609)	(7,422)	(44,432)	24,569
Other comprehensive income (loss)	$16,058	$140,956	$(67,254)	$360,543

(1)                               Excludes an impairment charge of $0.5 million and $1.7 million for investments which were determined to be other-than-temporary for the three and nine months ended September 30, 2010, respectively, and nil and $40.0 million for the three and nine months ended September 30, 2009, respectively.

Note 11. Commitments and Contingencies

Loan Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. As of September 30, 2010 and December 31, 2009, the Company had committed to purchase corporate loans with aggregate commitments totaling $108.2 million par and $156.5 million par, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of September 30, 2010 and December 31, 2009, the Company had unfunded financing commitments totaling $31.9 million and $40.5 million, respectively. The Company does not expect material losses related to those corporate loans for which it committed to purchase and fund.

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

The parent company of the Manager has furnished information to the SEC in response to a request from the SEC for information in connection with its examination of certain investment advisors in order to review trading procedures and valuation practices in the collateral pools of CLOs for which it acts as collateral manager. The parent company of the Manager also provided information regarding the surrender by the Company for cancellation, without consideration, of certain notes that had been issued to the Company by collateral pools of CLOs. The parent company of the Manager is fully cooperating with the SEC’s examination.

On August 7, 2008, the members of the Company’s board of directors and certain of its former executive officers and the Company were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York, or the Charter Litigation. On March 13, 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of the Company’s board of directors and named as defendants only the Company’s former chief executive officer Saturnino S. Fanlo, the Company’s former chief operating officer David A. Netjes, the Company’s former chief financial officer Jeffrey B. Van Horn and the Company. The amended complaint alleges that the Company’s April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act, regarding the risks and potential losses associated with the Company’s real estate-related assets, the Company’s ability to finance its real estate-related assets and the adequacy of the Company’s loss reserves for its real estate-related assets. The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, Messrs. Fanlo, Netjes and Van Horn each have legal responsibility for the alleged Section 11 violation. On April 27, 2009, the defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act. Oral argument on the defendants’ motion to dismiss took place on October 5, 2010, and the parties are awaiting a decision from the Court.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of September 30, 2010, the 2007 Share Incentive Plan authorizes a total of 8,464,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2010	1,097,000	255,618	1,352,618
Issued	—	52,808	52,808
Vested	—	(95,822)	(95,822)
Cancelled	—	—	—
Forfeited	—	—	—
Unvested shares as of September 30, 2010	1,097,000	212,604	1,309,604

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $8.78 and $4.62 per share at September 30, 2010 and September 30, 2009, respectively. There were $2.2 million and $3.1 million of total unrecognized compensation costs related to unvested restricted common shares granted as of September 30, 2010 and 2009, respectively. These costs are expected to be recognized over three years from the date of grant.

The following table summarizes common share option transactions:

	Number of Options	Weighted- Average Exercise Price
Outstanding as of January 1, 2010	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2010	1,932,279	$20.00

As of September 30, 2010 and December 31, 2009, 1,932,279 common share options were exercisable. As of September 30, 2010, the common share options were fully vested and expire in August 2014. For the three and nine months ended September 30, 2010 and 2009, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Restricted shares granted to Manager	$1,943	$2,260	$4,437	$2,225
Restricted shares granted to certain directors	189	104	901	380
Total share-based compensation expense	$2,132	$2,364	$5,338	$2,605

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

For the three and nine months ended September 30, 2010, the Company incurred $4.9 million and $13.7 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $1.9 million and $4.4 million, respectively, for the three and nine months ended September 30, 2010 (see Note 12 to these condensed consolidated financial statements). For the three and nine months ended September 30, 2009, the Company incurred $3.7 million and $11.0 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $2.3 million and $2.2 million, respectively, for the three and nine months ended September 30, 2009 (see Note 12 to these condensed consolidated financial statements).

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

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended September 30, 2010 and 2009 and $6.6 million during each of the nine months ended September 30, 2010 and 2009.

During the three and nine months ended September 30, 2010, the Manager earned $9.4 million and $30.3 million, respectively, of incentive fees. The $30.3 million of incentive fees earned for the nine months ended September 30, 2010 is net of a $9.7 million amount waived. During the three months ended March 31, 2010, the Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by the Company as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A. Incentive fees are included in related party management compensation on the Company’s condensed consolidated statement of operations. For both the three and nine months ended September 30, 2009, the Manager earned $4.5 million of incentive fees.

An affiliate of the Manager has entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager.  Previously, the collateral manager had waived the fees it earned for providing management services for the Company’s CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata Funding LLC (restructured and replaced with CLO 2009-1 on March 31, 2009). Beginning in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1. In addition, due to CLO 2007-A and CLO 2007-1 regaining compliance with their respective OC Tests during the first quarter of 2010, the collateral manager also reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. For the three and nine months ended September 30, 2010, the collateral manager waived an aggregate of $8.7 million and $21.9 million, respectively, for CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A. For each of the three and nine months ended September 30, 2009, the collateral manager waived $2.6 million for CLO 2005-2 and CLO 2006-1. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive management fees from CLO 2009-1. The Company recorded an expense for CLO management fees of $1.3 million and $4.1 million for the three and nine months ended September 30, 2010, respectively. The Company recorded an expense for CLO management fees of $4.2 million and $18.4 million for the three and nine months ended September 30, 2009, respectively.

In addition, beginning January 1, 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO management fees received by the Manager. Effective June 2010, all incremental CLO management fees received by the Manager in 2009 had been fully applied to offset reimbursable general and administrative expenses allocable to the Company. Accordingly, reimbursable general and administrative expenses were charged and paid by the Company beginning in June 2010.  For the three and nine months ended September 30, 2010, the Manager permanently waived reimbursement of nil and $2.4 million in allocable general and administrative expenses, respectively. For the three and nine months ended September 30, 2009, the Manager permanently waived reimbursement of $2.4 million and $7.7 million, respectively, in allocable general and administrative expenses.

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of September 30, 2010, the aggregate par amount of these affiliated investments totaled $2.3 billion, or approximately 29% of the total investment portfolio, and consisted of 24 issuers. The total $2.3 billion in affiliated investments were comprised of $2.0 billion of corporate loans, $339.0 million of corporate debt securities available-for-sale and $11.8 million of equity investments, at estimated fair value. As of December 31, 2009, the aggregate par amount of these affiliated investments totaled $2.8 billion, or approximately 35% of the total investment portfolio, and consisted of 21 issuers. The total $2.8 billion in investments were comprised of $2.3 billion of corporate loans, $466.0 million of corporate debt securities available for sale, and $61.8 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the condensed consolidated balance sheet).

Note 14. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The fair value of certain instruments including securities available-for-sale, corporate loans, derivatives and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest receivable and interest payable, approximates cost as of September 30, 2010 and December 31, 2009, due to the short-term nature of these instruments.

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$462,211	$462,211	$439,792	$439,792
Securities available-for-sale	849,022	849,022	755,686	755,686
Corporate loans, net of allowance for loan losses of $209,030 and $237,308 as of September 30, 2010 and December 31, 2009, respectively	5,815,544	5,806,905	5,617,925	5,459,273
Corporate loans held for sale	667,196	679,447	925,718	954,350
Residential mortgage-backed securities	106,252	106,252	47,572	47,572
Residential mortgage loans	—	—	2,097,699	2,097,699
Equity investments, at estimated fair value	84,307	84,307	120,269	120,269
Interest and principal receivable	83,195	83,195	98,313	98,313
Derivative assets	20,004	20,004	15,784	15,784
Reverse repurchase agreements	—	—	80,250	80,250
Private equity investments, at cost	6,771	6,741	17,505	24,658

Financial Liabilities:
Collateralized loan obligation secured notes	$5,630,141	$5,099,556	$5,667,716	$4,775,364
Collateralized loan obligation junior secured notes to affiliates	371,062	251,136	533,786	221,755
Senior secured credit facility	—	—	175,000	175,000
Convertible senior notes	343,863	411,631	275,800	259,252
Junior subordinated notes	283,517	263,139	283,517	238,154
Residential mortgage-backed securities issued	—	—	2,034,772	2,034,772
Accounts payable, accrued expenses and other liabilities	27,312	27,312	7,240	7,240
Accrued interest payable	17,538	17,538	25,297	25,297
Accrued interest payable to affiliates	3,846	3,846	2,911	2,911
Related party payable	12,431	12,431	3,367	3,367
Securities sold, not yet purchased	—	—	77,971	77,971
Derivative liabilities	108,697	108,697	45,970	45,970

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010

Assets:
Securities available-for-sale	$—	$736,188	$112,834	$849,022
Residential mortgage-backed securities	—	—	106,252	106,252
Equity investments, at estimated fair value	—	15,375	68,932	84,307
Free-standing derivatives interest rate swaps	—	—	1,272	1,272
Credit default swaps — protection sold	—	362	—	362
Total rate of return swaps	—	—	135	135
Foreign exchange options	—	—	15,309	15,309
Common stock warrants	—	—	2,926	2,926
Total	$—	$751,925	$307,660	$1,059,585

Liabilities:
Cash flow interest rate swaps	$—	$(88,808)	$—	$(88,808)
Foreign exchange forward contracts	—	(19,889)	—	(19,889)
	$—	$(108,697)	$—	$(108,697)

There were no transfers between levels 1 and 2 during the nine months ended September 30, 2010.

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
Loans held for sale(1)	$—	$376,110	$49,559	$425,669
Private equity investments(2)	—	—	3,771	3,771

(1)         As of September 30, 2010, total loans held for sale had a carrying value of $667.2 million of which $425.7 million was carried at estimated fair value and the remaining $241.5 million carried at amortized cost. Of the $425.7 million carried at estimated fair value, $376.1 million was classified as level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $49.6 million was classified as level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Securities available-for-sale	$1,277	$673,121	$81,288	$755,686
Residential mortgage-backed securities	—	—	47,572	47,572
Residential mortgage loans	—	—	2,097,699	2,097,699
Equity investments, at estimated fair value	26,483	75,497	18,289	120,269
Total rate of return swaps	—	—	11,809	11,809
Common stock warrants	—	—	2,471	2,471
Total	$27,760	$748,618	$2,259,128	$3,035,506
Liabilities:
Cash flow interest rate swaps	$—	$(43,800)	$—	$(43,800)
Free-standing derivatives interest rate swaps	—	—	(281)	(281)
Credit default swaps — protection sold	—	(385)	—	(385)
Residential mortgage-backed securities issued	—	—	(2,034,772)	(2,034,772)
Securities sold, not yet purchased	—	(77,971)	—	(77,971)
Total	$—	$(122,156)	$(2,035,053)	$(2,157,209)

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended September 30, 2010 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options	Free-Standing Derivatives Interest Rate Swaps
Beginning balance as of July 1, 2010	$72,773	$107,081	$26,482	$37	$126	$—	$4,764
Total gains or losses (realized and unrealized):
Included in earnings(1)	649	2,208	(5,835)	98	84	15,309	(3,482)
Included in other comprehensive income	5,279	—	—	—	—	—	—
Transfers in to level 3(2)	22,287	—	41,740	—	—	—	—
Purchases, sales, other settlements and issuances, net	11,846	(3,037)	6,545	—	2,716	—	(10)
Ending balance as of September 30, 2010	$112,834	$106,252	$68,932	$135	$2,926	$15,309	$1,272
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$7,698	$(5,835)	$—	$84	$15,309	$(3,482)

(1)         Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

(2)         Certain securities available-for-sale and equity investments, at estimated fair value, were transferred in to level 3 reflecting reduced transparency of prices for these financial instruments as a result of less trading activity.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the nine months ended September 30, 2010 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options	Free-Standing Derivatives Interest Rate Swaps
Beginning balance as of January 1, 2010	$81,288	$47,572	$18,289	$11,809	$2,471	$—	$(281)
Transfers in from deconsolidation (1)	—	74,366	—	—	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings(2)	4,927	(5,076)	(8,732)	1,801	135	15,309	1,348
Included in other comprehensive income	6,957	—	—	—	—	—	—
Transfers in to level 3(3)	22,788	—	41,740	—	—	—	—
Purchases, sales, other settlements and issuances, net	(3,126)	(10,610)	17,635	(13,475)	320	—	205
Ending balance as of September 30, 2010	$112,834	$106,252	$68,932	$135	$2,926	$15,309	$1,272
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(2)	$—	$5,383	$(8,732)	$—	$135	$15,309	$151

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

(2)                                 Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized gain (loss) on derivatives and foreign exchange or net realized and unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

(3)                                 Certain securities available-for-sale and equity investments, at estimated fair value, were transferred in to level 3 reflecting reduced transparency of prices for these financial instruments as a result of less trading activity.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended September 30, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Equity Investments, at Estimated Fair Value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of July 1, 2009	$89,998	$76,572	$2,218,319	$5,549	$6,087	$(2,080,592)
Total gains or losses (realized and unrealized):
Included in earnings(1)	(520)	597	239,114	(1,939)	17,276	(258,576)
Included in other comprehensive income	12,969	—	—	—	—	—
Transfers out of level 3	—	—	(2,988)	—	—	—
Purchases, sales, other settlements and issuances, net	(28,280)	(6,913)	(179,860)	—	(2,649)	173,745
Ending balance as of September 30, 2009	$74,167	$70,256	$2,274,585	$3,610	$20,714	$(2,165,423)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$845	$241,346	$(1,939)	$11,221	$(258,130)

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

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the nine months ended September 30, 2009 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Residential Mortgage Loans	Equity Investments, at Estimated Fair Value	Derivatives, net	Residential Mortgage- Backed Securities Issued
Beginning balance as of January 1, 2009	$89,109	$102,814	$2,620,021	$5,287	$(76,950)	$(2,462,882)
Total gains or losses (realized and unrealized):
Included in earnings(1)	(6,676)	(8,718)	110,536	(1,677)	42,556	(145,525)
Included in other comprehensive income	28,798	—	—	—	—	—
Transfers out of level 3	—	—	(2,010)	—	—	—
Purchases, sales, other settlements and issuances, net	(37,064)	(23,840)	(453,962)	—	55,108	442,984
Ending balance as of September 30, 2009	$74,167	$70,256	$2,274,585	$3,610	$20,714	$(2,165,423)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$(6,713)	$119,801	$(1,677)	$55,106	$(144,215)

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

Note 15. Subsequent Events

The Company entered into two definitive agreements to acquire certain natural resources investments, including existing producing natural gas wells and infrastructure in Texas, for an aggregate purchase price of $37.4 million. One transaction closed in October 2010 while the other is expected to close prior to year-end 2010.

On November 3, 2010, the Company’s board of directors declared a cash distribution for the quarter ended September 30, 2010 on the Company’s common shares of $0.14 per common share. The distribution is payable on December 1, 2010 to common shareholders of record as of the close of business on November 17, 2010.

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

Executive Overview

We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (our “Manager”) with the objective of generating both current income and capital appreciation. We primarily invest in financial assets including below investment grade corporate debt, including senior secured and unsecured loans, mezzanine loans, high yield corporate bonds, distressed and stressed debt securities, marketable equity securities and private equity. Additionally, we have made or may make investments in other asset classes including natural resources and real estate. The corporate loans we invest in are primarily referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for these investments. The senior secured notes issued by the CLO transactions are primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of five cash flow CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”) and KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A” and, together with CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-1, each a “Cash Flow CLO” and, collectively, the “Cash Flow CLOs”). We execute our core business strategy through majority-owned subsidiaries, including CLOs.

Summary of Results

Our net income for the three and nine months ended September 30, 2010 totaled $82.3 million (or $0.52 per diluted common share) and $292.9 million (or $1.85 per diluted common share), respectively, as compared to a net income of $67.2 million (or $0.42 per diluted common share) and $74.8 million (or $0.49 per diluted common share), for the three and nine months ended September 30, 2009, respectively. The increase in net income of $15.2 million from the three months ended September 30, 2009 compared to the same period in 2010 is attributable to an increase in net investment income of $5.6 million and an increase in other income of $13.6 million primarily due to realized gains on the sale of certain corporate debt securities and no loss on the restructuring and extinguishment of debt, partially offset by an increase in non-investment expenses of $3.6 million. The increase in net income of $218.0 million from the nine months ended September 30, 2009 compared to the same period in 2010 is attributable to an increase in net investment income of $75.0 million and an increase in other income of $154.3 million primarily due to realized gains on the sale of certain corporate debt securities, partially offset by an increase in non-investment expenses of $10.9 million. The components of these amounts for the three and nine month periods ended September 30, 2010 and 2009 are detailed this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Distributions to Shareholders

On November 3, 2010, our board of directors declared a cash distribution for the quarter ended September 30, 2010 on our common shares of $0.14 per share. The distribution is payable on December 1, 2010 to common shareholders of record as of the close of business on November 17, 2010.

The senior secured credit facility contains negative covenants that restrict our ability, among other things, to pay dividends or make certain other restricted payments, including a prohibition on distributions to our shareholders in an amount in excess of 65% of our estimated annual taxable income.

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

Investment Portfolio

Overview

As discussed above, the majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. On an unconsolidated basis, our investment portfolio primarily consists of the following as of September 30, 2010: (i) mezzanine and subordinated tranches of CLO transactions with an aggregate par amount of $1.1 billion; (ii) corporate loans with an aggregate par amount of $571.4 million and an estimated fair value of $447.9 million; (iii) corporate debt securities with an aggregate par amount of $131.8 million and an estimated fair value of $121.5 million; (iv) residential mortgage-backed securities (“RMBS”) with a par amount of $240.5 million and estimated fair value of $102.0 million; (v) equity investments and private equity investments with an estimated fair value of $77.8 million. In addition, we hold other investments including credit default swap transactions, foreign exchange hedges and interest rate swaps.

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

These investments have an aggregate par balance of $8.0 billion, an aggregate net amortized cost of $7.4 billion and an aggregate estimated fair value of $7.3 billion as of September 30, 2010. Included in these amounts is $7.3 billion par amount or $6.8 billion estimated fair value of investments held in our five Cash Flow CLOs through which we finance the majority of our corporate debt investments. These Cash Flow CLOs have aggregate secured notes outstanding totaling $5.6 billion held by unaffiliated third parties and an aggregate of $371.1 million of junior notes outstanding that are held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. We consolidate all five of our Cash Flow CLOs and reflect all income and losses related to the assets in these CLOs on our condensed consolidated statement of operations even though a minority amount of the subordinated notes issued by two of our CLO transactions are not held by us.

RMBS Investments

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $106.3 million as of September 30, 2010.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared by management in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. We have reviewed these critical accounting policies with our board of directors and our audit committee.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended September 30, 2010, share-based compensation was $2.1 million. As of September 30, 2010, substantially all of the non-vested restricted common shares issued are subject to remeasurement. As of September 30, 2010, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.1 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares and common share options. As of September 30, 2010, the common share options were fully vested and expire in August 2014. As of September 30, 2010, future unamortized share-based compensation totaled $2.2 million, of which $1.0 million, $1.0 million and $0.2 million will be recognized in 2010, 2011 and beyond, respectively.

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on our condensed consolidated balance sheets at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, we record changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive income and subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedge is recorded in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in other income (loss).

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of September 30, 2010, the estimated fair value of our net derivative liabilities totaled $88.7 million.

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

This process involves a considerable amount of judgment by our management. As of September 30, 2010, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $5.1 million, which if not recovered may result in the recognition of future losses. During the three and nine months ended September 30, 2010, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $0.5 million and $1.7 million, respectively.

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

The unallocated component of our allowance for loan losses reflects our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. Loans that demonstrate possible indicators of impairment are aggregated on a watch list for monitoring and are sub-divided for categorization based on the seniority of the loan in the issuer’s capital structure, whether the loan is secured or unsecured, and the nature of the collateral securing the loan, for purposes of applying possible default and loss severity ranges based on the nature of the issuer and the specific loan. We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of September 30, 2010, the range of outcomes used to estimate the probability of default was between 1% and 20% and the range of loss severity assumptions for loans that may default was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio performance as well as industry performance of the corporate loan asset class and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations.

As of September 30, 2010, our allowance for loan losses totaled $209.0 million.

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

Results of Operations

Summary

Our net income for the three and nine months ended September 30, 2010 totaled $82.3 million (or $0.52 per diluted common share) and $292.9 million (or $1.85 per diluted common share), respectively, as compared to a net income of $67.2 million (or $0.42 per diluted common share) and $74.8 million (or $0.49 per diluted common share), for the three and nine months ended September 30, 2009, respectively.

The increase in net income of $15.2 million for the three months ended September 30, 2010 from the three months ended September 30, 2009 is attributable to several factors. Net investment income increased by $5.6 million resulting from lower interest expense due to lower debt balances on our senior secured credit facility and collateralized loan obligation secured notes. Other income increased by $13.6 million due to net realized and unrealized gains on investments, derivatives and foreign exchange totaling $23.3 million. Other income for the three months ended September 30, 2009 consisted of net realized and unrealized gains on investments, derivatives and foreign exchange totaling $41.1 million that were offset by $28.3 million of net realized and unrealized losses due to write-downs of our residential mortgage-backed securities holdings and a loss from the restructuring and extinguishment of debt. The increases in net investment income and other income were partially offset by an increase in non-investment expenses of $3.6 million.

The increase in net income of $218.0 million for the nine months ended September 30, 2010 from the nine months ended September 30, 2009 is also attributable to various factors. Net investment income increased by $75.0 million resulting from lower interest expense due to lower debt balances on our senior secured credit facility and collateralized loan obligation secured notes. Other income increased by $154.3 million due to net realized and unrealized gains on investments, derivatives and foreign exchange totaling $80.4 million. Other loss for the nine months ended September 30, 2009 primarily consisted of net realized and unrealized losses on investments, derivatives and foreign exchange totaling $26.7 million. The increases in net investment income and other income were partially offset by an increase in non-investment expenses of $10.9 million.

The following table presents the components of our net investment income for the three and nine months ended September 30, 2010 and 2009:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Investment Income:
Corporate loans and securities interest income	$96,523	$92,549	$273,139	$295,133
Residential mortgage loans and securities interest income	5,518	25,369	19,169	96,213
Other interest income	27	49	140	511
Dividend income	2	26	1,946	313
Net discount accretion	20,179	17,243	69,571	47,042
Total investment income	122,249	135,236	363,965	439,212
Interest Expense:
Collateralized loan obligation secured notes	16,490	19,247	44,271	98,872
Senior secured credit facility	628	5,164	12,299	13,022
Convertible senior notes	6,966	4,969	21,193	15,474
Junior subordinated notes	3,930	4,092	11,698	12,709
Residential mortgage-backed securities issued	—	18,940	—	66,043
Interest rate swap	2,022	3,915	10,730	10,245
Other interest expense	15	1,013	211	3,260
Total interest expense	30,051	57,340	100,402	219,625
Interest expense to affiliates	5,791	5,171	17,072	16,355
Provision for loan losses	8,087	—	8,087	39,795
Net investment income	$78,320	$72,725	$238,404	$163,437

Due to our adoption of the new guidance related to consolidation of variable interest entities (as described above under “Executive Overview”), certain amounts for the three and nine months ended September 30, 2009, which were related to the six residential mortgage loan securitization trusts that we deconsolidated effective January 1, 2010, should be disregarded for comparative purposes. For the three and nine months ended September 30, 2009, residential mortgage-backed securities issued (“RMBS Issued”) interest expense totaled $18.9 million and $66.0 million, respectively, and residential mortgage loans interest income totaled $20.9 million and $72.2 million, respectively, related to the six residential mortgage loan securitization trusts which were deconsolidated.

Net investment income totaled $78.3 million and $238.4 million, respectively, for the three and nine months ended September 30, 2010 as compared to $72.7 million and $163.4 million, respectively, for the three and nine months ended September 30, 2009. Excluding the amounts discussed above related to RMBS Issued and residential mortgage loans, the increase in net investment income from the three months ended September 30, 2009 to the same period in 2010 was primarily attributable to (i) a modest increase in corporate loans and securities interest income and (ii) a decline in interest expense due to the paydown of the senior secured credit facility in July 2010 and a lower collateralized loan obligations secured notes balance outstanding in 2010. These benefits were slightly offset by the provision for loan losses recorded in 2010.

Excluding the amounts discussed above related to RMBS Issued and residential mortgage loans, the increase in net investment income from the nine months ended September 30, 2009 to the same period in 2010 was partly attributable to lower provision for loan losses recorded in 2010. In addition, total interest expense decreased due to a significant reduction in the collateralized loan obligation secured notes balance outstanding from 2009 to 2010. The decline in collateralized loan obligation secured notes was primarily due to paydowns as a result of certain CLOs failing one or more of their respective over-collateralization tests (“OC Tests”), as well as the replacement of Wayzata Funding LLC (“Wayzata”) with CLO 2009-1 on March 31, 2009 and the subsequent paydown of CLO 2009-1’s outstanding senior notes totaling $560.8 million by July 2009.

Other Income (Loss)

The following table presents the components of other income (loss) for the three and nine months ended September 30, 2010 and 2009:

Comparative Other Income (Loss) Components

(Amounts in thousands)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swaps	$(3,482)	$(3,347)	$1,350	$(2,780)
Credit default swaps	448	3,928	1,703	16,836
Total rate of return swaps	98	18,061	1,801	42,774
Common stock warrants	84	—	135	—
Foreign exchange(1)	6,683	1,288	(8,426)	2,001
Total net realized and unrealized gain (loss) on derivatives and foreign exchange	3,831	19,930	(3,437)	58,831
Net realized loss on residential mortgage-backed securities and residential mortgage loans, carried at estimated fair value	(6,206)	(1,742)	(13,147)	(13,418)
Net unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	7,698	(15,939)	5,383	(31,127)
Net realized and unrealized gain (loss) on investments(2)	21,705	21,181	93,782	(45,563)
Net realized and unrealized (loss) gain on securities sold, not yet purchased	—	(996)	(756)	2,920
Impairment of securities available for sale and private equity investments at cost	(2,264)	—	(9,979)	(40,013)
Net (loss) gain on restructuring and extinguishment of debt	—	(10,627)	39,999	30,836
Other income	1,863	1,239	9,085	4,150
Total other income (loss)	$26,627	$13,046	$120,930	$(33,384)

(1)                                  Includes foreign exchange contracts and foreign exchange gain or loss.

(2)                                  Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

For the three and nine months ended September 30, 2009, the aggregate realized and unrealized gain (loss) on residential mortgage loans and RMBS Issued related to the six residential mortgage loan securitization trusts that we deconsolidated effective January 1, 2010. The deconsolidation had no net impact on our results of operations for the three and nine months ended September 30, 2010.

Total other income totaled $26.6 million and $120.9 million, respectively, for the three and nine months ended September 30, 2010 as compared to other income of $13.0 million and other loss of $33.4 million, respectively, for the three and nine months ended September 30, 2009. Total other income increased from the three months ended September 30, 2009 to 2010 primarily due to net unrealized gain on residential mortgage-backed securities, carried at estimated fair value recognized in the third quarter of 2010 partially offset by net realized and unrealized loss on derivatives and foreign exchange. In addition, in the third quarter of 2009, there was a $10.6 million net loss on restructuring and extinguishment of debt representing the payment of a $28.8 million placement fee to the senior note holders of CLO 2009-1, partially offset by a $14.4 million net gain recognized from the retirement of the CLO 2009-1 subordinated notes and a $3.8 million gain on the repurchase of $5.0 million of junior subordinated notes in the third quarter of 2009. Total other income increased from the nine months ended September 30, 2009 to 2010 primarily due to an increase in bond and loan market values resulting in a reduction of impairment write-downs and lower of cost or estimated fair value adjustments for corporate loans held for sale. In addition, net unrealized gain on residential mortgage backed securities carried at estimated fair value was recognized in the nine months ended September 30, 2010. These gains were slightly offset by foreign exchange losses and realized and unrealized losses on total rate of returns, all of which we unwound during the first quarter of 2010. As of September 30, 2010, approximately 3.6% of our total corporate debt portfolio was foreign denominated, of which the majority was Euro based.

Net gain (loss) on restructuring and extinguishment of debt totaled nil and $(10.6) million for the three months ended September 30, 2010 and 2009, respectively, and net gain on restructuring and extinguishment of debt totaled $40.0 million and $30.8 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, the $40.0 million primarily consisted of an aggregate gain on extinguishment of debt totaling $38.7 million which resulted from a purchase of $83.0 million of notes issued by CLO 2007-A and CLO 2007-1, both of which were previously held by an affiliate of our Manager, during the first quarter of 2010. For the nine months ended September 30, 2009, the $30.8 million primarily consisted of a $34.6 million gain on debt restructuring reflecting the reduction of the reported amount of debt held by an affiliate of our Manager upon the replacement of Wayzata with CLO 2009-1 on March 31, 2009.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three and nine months ended September 30, 2010 and 2009:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Related party management compensation:
Base management fees	$4,870	$3,720	$13,708	$10,998
Incentive fees	9,424	4,472	30,306	4,472
Share-based compensation	1,943	2,260	4,437	2,225
CLO management fees	1,314	4,164	4,067	18,437
Related party management compensation	17,551	14,616	52,518	36,132
Professional services	1,041	441	3,335	5,916
Loan servicing	—	1,925	—	6,117
Insurance	584	636	1,857	1,242
Directors expenses	654	710	2,159	1,402
General and administrative	2,323	193	6,111	4,273
Total non-investment expenses	$22,153	$18,521	$65,980	$55,082

For the three and nine months ended September 30, 2009, the entire loan servicing expense of $1.9 million and $6.1 million, respectively, was related to the six residential mortgage loan securitization trusts which we deconsolidated effective January 1, 2010. As such, the $1.9 million and $6.1 million balances should be disregarded for comparative purposes.

As presented in the table above, our non-investment expenses increased by approximately $3.6 million from the three months ended September 30, 2009 to 2010 and $10.9 million from the nine months ended September 30, 2009 to 2010. The significant components of non-investment expense are described below.

Management compensation to related parties consists of base management fees payable to our Manager pursuant to our management agreement (“Management Agreement”), incentive fees, collateral management fees for our CLOs, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fees increased by $1.2 million and $2.7 million, from the three and nine months ended September 30, 2009 to 2010, respectively. Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. During the three and nine months ended September 30, 2010, our Manager earned $9.4 million and $30.3 million, respectively, of incentive fees. The $30.3 million of incentive fees earned for the nine months ended September 30, 2010 is net of a $9.7 million amount waived. During the three months ended March 31, 2010, our Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by us as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A. Incentive fees are included in related party management compensation on our condensed consolidated statement of operations. During both the three and nine months ended September 30, 2009, our Manager earned $4.5 million of incentive fees.

An affiliate of our Manager has entered into separate management agreements with CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. Previously, the collateral manager had waived the fees it earned for providing management services for our CLOs. Beginning April 15, 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 1, 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata (restructured and replaced with CLO 2009-1 on March 31, 2009). Beginning in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1. In addition, due to CLO 2007-A and CLO 2007-1 regaining compliance with their respective OC Tests during the first quarter of 2010, the collateral manager also reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. For the three and nine months ended September 30, 2010, the collateral manager waived an aggregate of $8.7 million and $21.9 million, respectively, for CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A. In addition, due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. Accordingly, CLO management fees decreased $2.9 million from the three months ended September 30, 2009 to 2010 and $14.4 million from the nine months ended September 30, 2009 to 2010, to account for all six CLOs paying CLO management fees during the first half of 2009.

In addition, beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by the Manager. Effective June 2010, all incremental CLO management fees received by the Manager in 2009 had been fully applied to offset reimbursable general and administrative expenses allocable to us. Accordingly, reimbursable general and administrative expenses were charged and paid by us beginning in June 2010. For the three and nine months ended September 30, 2010, our Manager permanently waived reimbursement of nil and $2.4 million, respectively, in allocable general and administrative expenses. For the three and nine months ended September 30, 2009, the Manager permanently waived reimbursement of $2.4 million and $7.7 million, respectively, in allocable general and administrative expenses.

General and administrative expenses include expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. General and administrative expenses increased $2.1 million and $1.8 million from the three and nine months ended September 30, 2009 to 2010, respectively, primarily due to the fact that there were no remaining incremental CLO management fees to offset these expenses as described above. Professional services expenses consist of legal, accounting and other professional services. Professional fees increased $0.6 million from the three months ended September 30, 2009 to 2010 and decreased $2.6 million from the nine months ended September 30, 2009 to 2010. Directors’ expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services.

Income Tax Provision

We intend to continue to operate so as to qualify as a partnership, and not as an association or publicly traded partnership that is taxable as a corporation, for United States federal income tax purposes. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state and foreign taxes. Holders of our shares are required to take into account their allocable share of each item of our income, gain, loss, deduction and credit for our taxable year ending within or with their taxable year.

During 2010, we owned an equity interest in KKR Financial Holdings II, LLC (“KFH II”), which has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). KFH II holds certain real estate mortgage-backed securities. A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated with us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. No provisions for income taxes for the quarter ended September 30, 2010 were recorded for the foreign corporate subsidiaries; however, we are generally required to include their current taxable income in our calculation of taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

Investment Portfolio

Corporate Debt Investment Portfolio Summary

Our corporate debt investment portfolio primarily consists of investments in corporate loans and debt securities. Our corporate loans primarily consist of senior secured, second lien and subordinated loans. The corporate loans we invest in are primarily below investment grade and are floating rate indexed to either one-month or three-month LIBOR. Our investments in corporate debt securities primarily consist of investments in below investment grade corporate bonds that are senior secured, senior unsecured and subordinated. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability.

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $7.1 billion and $7.4 billion as of September 30, 2010 and December 31, 2009, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of September 30, 2010 and December 31, 2009. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets.

Corporate Loans

(Amounts in thousands)

	September 30, 2010 (1)				December 31, 2009 (1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,253,440	$5,967,363	$5,967,363	$5,794,733	$6,538,799	$6,093,463	$6,093,463	$5,774,248
Second lien	669,742	611,684	611,684	532,526	685,479	638,052	638,052	560,038
Subordinated	196,416	127,281	127,281	159,093	147,887	81,073	81,073	79,337
Subtotal	7,119,598	6,706,328	6,706,328	6,486,352	7,372,165	6,812,588	6,812,588	6,413,623
Lower of cost or fair value adjustment	—	(14,558)	—	—	—	(31,637)	—	—
Allowance for loan losses	—	(209,030)	—	—	—	(237,308)	—	—
Total	$7,119,598	$6,482,740	$6,706,328	$6,486,352	$7,372,165	$6,543,643	$6,812,588	$6,413,623

(1)                                  Includes loans held for sale.

As of September 30, 2010, $7.1 billion, or 99.3%, of our corporate loan portfolio was floating rate and $48.7 million, or 0.7%, was fixed rate. In addition, as of September 30, 2010, $270.4 million par amount, or 3.8%, of our corporate loan portfolio was denominated in foreign currencies, of which 94.5% was denominated in Euro. As of December 31, 2009, $7.2 billion, or 98.3%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.7%, was fixed rate. In addition, as of December 31, 2009, $210.7 million par amount, or 2.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 100% was denominated in Euro. Fixed and floating amounts and percentages are based on par values.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted-average coupon of our floating rate corporate loans was 4.3% and 3.7% as of September 30, 2010 and December 31, 2009, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.6% and 3.1% as of September 30, 2010 and December 31, 2009, respectively. The weighted-average years to maturity of our floating rate corporate loans was 4.3 years as of both September 30, 2010 and December 31, 2009. As of September 30, 2010 and December 31, 2009, $1.5 billion par amount, or 21.2%, and $0.6 billion par amount, or 8.8%, respectively, of our floating rate corporate loan portfolio had interest rate floors.

As of September 30, 2010, our fixed rate corporate loans had a weighted-average coupon of 12.8% and weighted-average years to maturity of 4.3 years, as compared to 13.6% and 5.4 years, respectively, as of December 31, 2009.

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

As of September 30, 2010 and December 31, 2009, we had loans on non-accrual status with a total amortized cost of $167.1 million and $439.9 million, respectively. The average investment in impaired loans during the three and nine months ended September 30, 2010 was $178.4 million and $262.5 million, respectively, and during the three and nine months ended September 30, 2009, the average recorded investment in impaired loans was $717.3 million and $544.2 million, respectively. As of September 30, 2010 and 2009, the allocated component of the allowance for loan losses included all impaired loans for the respective periods. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $4.1 million and $11.1 million for the three and nine months ended September 30, 2010, respectively, and $8.2 million and $15.0 million for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, we held corporate loans that were in default with a total amortized cost of $19.7 million from two issuers. As of December 31, 2009, we held corporate loans that were in default with a total amortized cost of $392.5 million from seven issuers. The majority of corporate loans in default during 2010 and 2009 were included in the loans for which the allocated component of the allowance for losses was related to or in those investments for which we determined were loans held for sale as of September 30, 2010 and December 31, 2009, respectively.

The following table summarizes the changes in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	For the three months ended September 30, 2010	For the three months ended September 30, 2009	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Balance at beginning of period	$210,218	$473,202	$237,308	$480,775
Provision for loan losses	8,087	—	8,087	39,795
Charge-offs	(9,275)	(2,978)	(36,365)	(50,346)
Balance at end of period	$209,030	$470,224	$209,030	$470,224

As of September 30, 2010 and December 31, 2009, we had an allowance for loan losses of $209.0 million and $237.3 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loans’ estimated fair value.

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

As of September 30, 2010, the allocated component of the allowance for loan losses totaled $53.0 million and relates to investments in certain loans issued by six issuers with an aggregate par amount of $228.0 million and an aggregate amortized cost amount of $151.0 million. In addition, certain impaired loans from three of these issuers with an aggregate par amount of $85.1 million and an aggregate amortized cost amount of $16.9 million had no associated allowance for loan losses as our amortized cost basis for these loans was below the estimated fair value as of September 30, 2010. As of December 31, 2009, the allocated component of the allowance for loan losses totaled $81.7 million and relates to investments in loans issued by six issuers with an aggregate par amount of $223.6 million and an aggregate amortized cost amount of $121.2 million.

The unallocated component of our allowance for loan losses totaled $156.0 million and $155.6 million as of September 30, 2010 and December 31, 2009, respectively. During the three and nine months ended September 30, 2010, we recorded charge-offs totaling $9.3 million and $36.4 million, respectively, comprised primarily of loans transferred to loans held for sale. We recorded charge-offs totaling $3.0 million and $50.4 million for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, we had $667.2 million of loans held for sale, a decrease of $258.5 million from December 31, 2009 due to the sale of certain loans and the transfer of loans to held for investment for those we determined we no longer had the intention of selling. We reduced the lower of cost or estimated fair value allowance by $8.8 million for the three months ended September 30, 2010 and recorded a net charge to earnings of $21.4 million for the nine months ended September 30, 2010 for certain loans held for sale which had a carrying value of $667.2 million as of September 30, 2010. We reduced the lower of cost or estimated fair value allowance by $0.8 million for the three months ended September 30, 2009 and recorded a net charge to earnings of $38.9 million for the nine months ended September 30, 2009 for certain loans held for sale which had a carrying value of $504.1 million as of September 30, 2009.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $892.9 million and $834.1 million as of September 30, 2010 and December 31, 2009, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds.

The following table summarizes our corporate debt securities portfolio, which is carried at estimated fair value, stratified by type as of September 30, 2010 and December 31, 2009:

Corporate Debt Securities

(Amounts in thousands)

	September 30, 2010				December 31, 2009
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$260,982	$257,831	$243,798	$257,831	$178,503	$156,410	$99,202	$156,410
Senior unsecured	494,703	478,677	350,323	478,677	455,937	425,683	318,216	425,683
Subordinated	137,231	112,514	83,387	112,514	199,690	172,316	143,219	172,316
Total	$892,916	$849,022	$677,508	$849,022	$834,130	$754,409	$560,637	$754,409

As of September 30, 2010, $727.8 million, or 81.5%, of our corporate debt securities portfolio was fixed rate and $165.1 million, or 18.5%, was floating rate. In addition, as of September 30, 2010, $15.8 million par amount, or 1.8%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 56.7% was denominated in British pound sterling. As of December 31, 2009, $647.4 million, or 77.6%, of our corporate debt securities portfolio was fixed rate and $186.7 million, or 22.4%, was floating rate. In addition, as of December 31, 2009, we had no corporate debt securities denominated in foreign currencies. Fixed and floating amounts and percentages are based on par values.

As of September 30, 2010, our fixed rate corporate debt securities had a weighted-average coupon of 9.2% and weighted-average years to maturity of 6.3 years, as compared to 10.0% and 6.2 years, respectively, as of December 31, 2009. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted-average coupon on our floating rate corporate debt securities was 6.2% and 3.6% as of September 30, 2010 and December 31, 2009, respectively, and the weighted-average coupon spread to LIBOR of our floating rate corporate debt securities was 5.4% and 3.4% as of September 30, 2010 and December 31, 2009, respectively. The weighted-average years to maturity of our floating rate corporate debt securities was 3.5 years and 4.1 years as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, $23.2 million par amount, or 14.0%, of our floating rate corporate debt securities portfolio had interest rate floors and as of December 31, 2009, none of our floating rate corporate debt securities had interest rate floors.

During the three and nine months ended September 30, 2010, we recorded impairment losses totaling $0.5 million and $1.7 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value is no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer. For the three and nine months ended September 30, 2009, we recorded impairment losses totaling nil and $40.0 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired.

As of September 30, 2010 and December 31, 2009, we had no corporate debt securities in default.

Residential Mortgage Investment Summary

Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $106.3 million as of September 30, 2010.

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

The table below summarizes the carrying value, amortized cost and estimated fair value of our residential mortgage investment portfolio as of September 30, 2010 and December 31, 2009. Carrying value is the value that investments are recorded on our condensed consolidated balance sheets and is estimated fair value for RMBS and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes, nationally recognized pricing services and/or management’s judgment when relevant observable inputs do not exist.

Residential Mortgage Investment Portfolio

(Amounts in thousands)

	September 30, 2010			December 31, 2009
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Residential Mortgage Loans(1)	$—	$—	$—	$2,097,699	$2,772,216	$2,097,699
Residential Mortgage-Backed Securities	106,252	273,631	106,252	47,572	95,483	47,572
Total	$106,252	$273,631	$106,252	$2,145,271	$2,867,699	$2,145,271

(1)                                  Excludes real estate owned (“REO”) as a result of foreclosure on delinquent loans of $11.4 million as of December 31, 2009.

As of December 31, 2009, 26 of our residential mortgage loans owned by us with an outstanding balance of $11.4 million were REO as a result of foreclosure on delinquent loans.

Portfolio Purchases

We purchased $0.5 billion and $2.3 billion par amount of corporate debt investments during the three months and nine months ended September 30, 2010, respectively, as compared to $0.3 billion and $0.9 billion for the three and nine months ended September 30, 2009, respectively.

The table below summarizes our corporate debt investment portfolio purchases for the three and nine months ended September 30, 2010 and 2009:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	Three months ended September 30, 2010		Three months ended September 30, 2009		Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Corporate Debt Securities	$41,586	8.4%	$52,052	20.1%	$383,886	16.5%	$94,615	10.2%
Corporate Loans	456,090	91.6	206,873	79.9	1,939,943	83.5	831,091	89.8
Total	$497,676	100.0%	$258,925	100.0%	$2,323,829	100.0%	$925,706	100.0%

The table above excludes purchases of equity investments, at estimated fair value, of $7.3 million and $20.1 million for the three and nine months ended September 30, 2010, respectively, and nil for the three and nine months ended September 30, 2009.

The period immediately preceding 2009 was marked by historical asset price declines, wider credit spreads and liquidity shortage. As such, during the beginning of 2009, the market continued to feel the effects of the 2008 credit crisis. In contrast, due to greater access to liquidity and capital appreciation during 2010, we had additional cash available for opportunistic purchases. The majority of our purchases during the three and nine months ended September 30, 2010 were through our Cash Flow CLOs.

Shareholders’ Equity

Our shareholders’ equity at September 30, 2010 and December 31, 2009 totaled $1.4 billion and $1.2 billion, respectively. Included in our shareholders’ equity as of September 30, 2010 and December 31, 2009 is accumulated other comprehensive income totaling $85.5 million and $152.7 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2010 was $1.3 billion and 24.7% and $1.3 billion and 30.4%, respectively.  Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2009 was $1.0 billion and 26.5%, and $841.8 million and 11.9%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of September 30, 2010 and December 31, 2009 was $8.60 and $7.37, respectively, and is computed based on 158,412,565 and 158,359,757 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively.

On April 29, 2010, our board of directors declared a cash distribution of $0.10 per share to shareholders of record on May 14, 2010. The aggregate amount of the distribution of $15.8 million was paid on May 28, 2010.

On August 4, 2010, our board of directors declared a cash distribution of $0.12 per share to shareholders of record on August 18, 2010. The aggregate amount of the distribution of $19.0 million was paid on September 1, 2010.

On November 3, 2010, our board of directors declared a cash distribution for the quarter ended September 30, 2010 on our common shares of $0.14 per share. The distribution is payable on December 1, 2010 to common shareholders of record as of the close of business on November 17, 2010.

Liquidity and Capital Resources

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of September 30, 2010, we had unrestricted cash and cash equivalents totaling $97.0 million.

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

The majority of our investments are held in our Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an OC Test as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. During the quarter ended September 30, 2010, all our Cash Flow CLOs were in compliance with certain compliance tests (specifically, their respective OC Tests). As CLO 2007-A and CLO 2007-1 came into compliance during the first quarter of 2010, both CLOs resumed paying mezzanine and/or subordinate note holders, including us, during 2010.

Sources of Funds

Cash Flow CLO Transactions

As of September 30, 2010, we had five Cash Flow CLOs outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $371.1 million as of September 30, 2010 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

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

Defaults of assets in Cash Flow CLOs, ratings downgrade of assets in Cash Flow CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a Cash Flow CLO is not in compliance. If a Cash Flow CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. As a result of the historic declines in asset prices, particularly in the corporate loan and high yield securities asset classes during the fourth quarter of 2008, one or more of our Cash Flow CLOs were out of compliance with the OC Tests for periods of time. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. As of September 30, 2010, all of our Cash Flow CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our Cash Flow CLOs. This information is based on the September 2010 monthly reports which are prepared by the independent third-party trustee for each Cash Flow CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the September 2010 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of September 2010 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,041,099	$996,356	$1,035,333	$3,315,598	$1,513,407
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	468.1%	843.8%	501.2%	667.0%	441.9%
CCC amount	$41,264	$39,377	$157,253	$536,695	$219,458
CCC percentage of portfolio	4.0%	4.0%	15.2%	16.2%	14.5%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	131.9%	133.8%	161.3%	178.1%	132.8%
Cushion / (Excess)	$96,443	$80,134	$110,728	$336,847	$144,495
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	112.8%	118.8%	137.7%	124.0%	114.9%
Cushion / (Excess)	$59,357	$99,268	$168,749	$100,131	$63,288

On January 4, 2010, CLO 2007-A was brought into compliance with its respective OC Tests. Also, on March 19, 2010, CLO 2007-1, our final remaining Cash Flow CLO to be failing one or more of its respective OC Tests, was brought into compliance with all of its respective OC Tests. Accordingly, beginning in April 2010, CLO 2007-A resumed paying mezzanine and subordinate note holders, including us. In addition, beginning in August 2010, CLO 2007-1 resumed paying mezzanine note holders, including us. As reflected in the table above, each of our Cash Flow CLOs was in compliance with its respective IC ratio tests, senior OC Tests and subordinate OC Tests based on the September 2010 monthly reports for the respective CLOs.

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

We have the right to prepay loans under the 2014 Facility in whole or in part at any time. Loans under the 2014 Facility bear interest at a rate equal to the London interbank offered rate (“LIBOR”) plus 3.25% per annum. The 2014 Facility contains customary covenants applicable to us, including a restriction from making annual distributions to holders of common shares in excess of 65% of our estimated annual taxable income.

On May 26, 2010, we terminated our credit agreement, dated as of November 10, 2008 and maturing on November 10, 2011 (the “2011 Credit Agreement”). The 2011 Credit Agreement was terminated in connection with our initial borrowing under our new credit facility entered into on May 3, 2010 as described above. At the time of termination, there was $150.0 million of borrowings outstanding under the 2011 Credit Agreement which we repaid.

As of September 30, 2010, we had no borrowings outstanding under the 2014 Facility.

As of September 30, 2010, we believe we were in compliance with the 2014 Facility covenant requirements.

Convertible Debt

On January 15, 2010, we issued $172.5 million of 7.5% Convertible Senior Notes due January 15, 2017. The 7.5% Notes bear interest at a rate of 7.5% per year on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. We may satisfy our obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes is 122.2046 shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of September 30, 2010, the conversation rate for each $1,000 principal amount of 7.5% Notes was 124.3675 shares. Net proceeds from the offering totaled $167.3 million, reflecting $172.5 million from the issuance less $5.2 million for underwriting fees.

During the first quarter of 2010, we repurchased $95.2 million par amount of our 7.0% convertible senior notes due 2012, reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of September 30, 2010. These transactions resulted in us recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during the first quarter of 2010.

Off-Balance Sheet Commitments

As of September 30, 2010, we had committed to purchase corporate loans with aggregate commitments totaling $108.2 million par. In addition, we participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of September 30, 2010, we had unfunded financing commitments totaling $31.9 million. We do not expect material losses related to the corporate loans for which we commit to purchase and fund.

Partnership Tax Matters

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (including those treated as partnerships or disregarded entities for United States federal income tax purposes), and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of taxable income from us during such year.

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

Tax Consequences of Investments in Natural Resources

As referenced above, we have made certain investments in natural resources. It is likely that the income from such investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not “United States persons” within the meaning of Section 7701(a)(30) of the Code.  Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected income with the conduct of a United States trade or business.  To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder’s allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder’s United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such person’s United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

In addition, for all of our holders, investments in natural resources likely constitute doing business in the jurisdictions in which such assets are located.  As a result, holders of our shares will likely be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions.  Further, holders may be subject to penalties for failure to comply with those requirements.

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

We have made or may make oil and gas investments that are held through one or more subsidiaries and would refer to those subsidiaries as our “Oil and Gas Subsidiaries”.  Depending upon the nature of the oil and gas assets held by an Oil and Gas Subsidiary, such Oil and Gas Subsidiary may rely on Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act or may fall outside of the general definition of an investment company.  An Oil and Gas Subsidiary that does not engage primarily, propose to engage primarily or hold itself out as engaging primarily in the business of investing, reinvesting or trading in securities will be outside of the general definition of an investment company provided that it passes the 40% test.  This may be the case where an Oil and Gas

Subsidiary holds a sufficient amount of oil and gas assets constituting real estate interests together with other assets that are not investment securities such as equipment.  Oil and Gas Subsidiaries that hold oil and gas assets that constitute real property interests, but are unable to pass the 40% test, may rely on Section 3(c)(5)(C), subject to the requirements and restrictions described above.  Alternately, an Oil and Gas Subsidiary may rely on Section 3(c)(9) of the Investment Company Act if substantially all of its business consists of owning or holding oil, gas or other mineral royalties or leases, certain fractional interests, or certificates of interest or participations in or investment contracts relating to such royalties, leases or fractional interests.  These various restrictions imposed on our Oil and Gas Subsidiaries by the Investment Company Act may have the effect of limiting our freedom of action with respect to oil and gas assets (or other assets) that may be held or acquired by such subsidiary or the manner in which we may deal in such assets.

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

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of September 30, 2010, $286.1 million par amount, or 3.6%, of our corporate debt portfolio was denominated in foreign currencies, of which 91.7% was denominated in Euro.

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

Interest rate risk impacts our interest income, interest expense, prepayments, and the fair value of our investments, interest rate derivatives, and liabilities. We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our interest rate swaps was $483.3 million as of September 30, 2010.

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

The following table summarizes the estimated net fair value of our derivative instruments held as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	As of September 30, 2010		As of December 31, 2009
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$483,333	$(88,808)	$383,333	$(43,800)
Free-Standing Derivatives:
Interest rate swaps	307,112	1,272	89,246	(281)
Credit default swaps—protection sold	13,500	362	51,000	(385)
Total rate of return swaps	—	135	104,446	11,809
Foreign exchange forward contracts	(145,282)	(19,889)	—	—
Foreign exchange options	136,340	15,309	—	—
Common stock warrants	—	2,926	—	2,471
Total	$795,003	$(88,693)	$628,025	$(30,186)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of September 30, 2010 (amounts in thousands):

	Less than 1 year	1-3 years	3-5 Years	More than 5 years	Total
Cash Flow Hedges:
Interest rate swaps	$—	$—	$—	$(88,808)	$(88,808)
Free-Standing Derivatives:
Interest rate swaps	1,272	—	—	—	1,272
Credit default swaps—protection sold	—	362	—	—	362
Total rate of return swaps	135	—	—	—	135
Foreign exchange forward contracts	—	(54)	(19,835)	—	(19,889)
Foreign exchange options	—	—	15,309	—	15,309
Total	$1,407	$308	$(4,526)	$(88,808)	$(91,619)

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2010 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 7, 2008, the members of our board of directors and certain of our former executive officers and we were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York, or the Charter Litigation. On March 13, 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of our board of directors and named as defendants only our former chief executive officer Saturnino S. Fanlo, our former chief operating officer David A. Netjes, our former chief financial officer Jeffrey B. Van Horn and us. The amended complaint alleges that our April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act, regarding the risks and potential losses associated with our real estate-related assets, our ability to finance our real estate-related assets and the adequacy of our loss reserves for our real estate-related assets. The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, Messrs. Fanlo, Netjes and Van Horn each have legal responsibility for the alleged Section 11 violation. On April 27, 2009, the defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act. Oral argument on the defendants’ motion to dismiss took place on October 5, 2010, and the parties are awaiting a decision from the Court.

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

We have made or may make oil and gas investments that are held through one or more subsidiaries and would refer to those subsidiaries as our “Oil and Gas Subsidiaries”.  Depending upon the nature of the oil and gas assets held by an Oil and Gas Subsidiary, such Oil and Gas Subsidiary may rely on Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act or may fall outside of the general definition of an investment company.  An Oil and Gas Subsidiary that does not engage primarily, propose to engage primarily or hold itself out as engaging primarily in the business of investing, reinvesting or trading in securities will be outside of the general definition of an investment company provided that it passes the 40% test.  This may be the case where an Oil and Gas Subsidiary holds a sufficient amount of oil and gas assets constituting real estate interests together with other assets that are not investment securities such as equipment.  Oil and Gas Subsidiaries that hold oil and gas assets that constitute real property interests, but are unable to pass the 40% test, may rely on Section 3(c)(5)(C), subject to the requirements and restrictions described above.  Alternately, an Oil and Gas Subsidiary may rely on Section 3(c)(9) of the Investment Company Act if substantially all of its business consists of owning or holding oil, gas or other mineral royalties or leases, certain fractional interests, or certificates of interest or participations in or investment contracts relating to such royalties, leases or fractional interests.  These various restrictions imposed on our Oil and Gas Subsidiaries by the Investment Company Act may have the effect of limiting our freedom of action with respect to oil and gas assets (or other assets) that may be held or acquired by such subsidiary or the manner in which we may deal in such assets.

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

We are subject to potential conflicts of interest arising out of our relationship with our Manager and its affiliates. As of December 31, 2009, our Manager and its affiliates collectively owned approximately 8.5% of our outstanding common shares on a fully diluted basis. In addition, as of December 31, 2009 our chairman, Paul M. Hazen, who serves as a member of our Manager’s investment committee beneficially owned approximately 0.8% of our outstanding common shares on a fully diluted basis, and two of our directors, Scott C. Nuttall, who is an executive at KKR and until February 2009 served as a member of our Manager’s investment committee and William C. Sonneborn, who is an executive at KKR and serves as a member of our Manager’s investment committee, beneficially owned approximately 0.8% and 0.7% of our outstanding common shares on a fully diluted basis, respectively. For purposes of computing the percentage of shares of our outstanding common shares beneficially owned as of December 31, 2009 by any person or persons on a fully diluted basis, we define beneficial ownership to include securities actually owned by a person or persons and securities over which that person or persons have or share voting or dispositive control, and we have based that calculation on our common shares and options to purchase our common shares outstanding as of December 31, 2009 and have assumed the exercise of all options to purchase our common shares beneficially owned by such person or persons, as the case may be. Our management agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Pursuant to the management agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. The management agreement provides that our Manager, its members, managers, officers and employees will not be liable to us, any subsidiary of ours, our directors, holders of our shares or any subsidiary’s shareholders for acts or omissions pursuant to or in accordance with the management agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the management agreement. Pursuant to the management agreement, we have agreed to indemnify our Manager and its members, managers, officers and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the management agreement.

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

The parent company of our Manager has furnished information to the SEC in response to a request from the SEC for information in connection with its examination of certain investment advisors in order to review trading procedures and valuation practices in the collateral pools of structured credit products. The parent company of our Manager also provided information regarding the surrender by us for cancellation, without consideration, of certain notes that had been issued to us by collateral pools of CLOs. The parent company of our Manager is fully cooperating with the SEC’s examination.

We have made and may make investments, such as investments in natural resources, that would generate income that is treated as effectively connected with respect to holders of our common shares that are not “United States persons.”

We have made and may make investments, such as investments in natural resources, the income from which likely would be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not “United States persons” within the meaning of Section 7701(a)(30) of the Code.  Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected income with the conduct of a United States trade or business.  To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder’s allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder’s United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such person’s United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

Holders of our shares may be subject to foreign, state and local taxes and return filing requirements as a result of investing in our shares.

In addition to United States federal income taxes, holders of our common shares will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property.  For example, we will likely be treated as doing business in any foreign, state or local jurisdiction in which our natural resources investments are located.  As a result, our holders will likely be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions.  Further, holders may be subject to penalties for failure to comply with those requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2010, our non-employee directors deferred an immaterial amount of cash compensation in exchange for 4,908 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. In addition, on August 9, 2010, our non-employee directors received a total of 26,965 phantom shares in lieu of restricted shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at the election of the Company, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of the Company. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On August 9, 2010, the Compensation Committee of our board of directors granted to our non-employee directors an aggregate of 52,808 restricted common shares pursuant to our 2007 Share Incentive Plan. Each of these grants vests in one-third increments on the first three anniversaries of the date of grant. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. For further discussion of the 2007 Share Incentive Plan, see “Item 1. Financial Statements—Note 12. Share Options and Restricted Shares” of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On November 3, 2010, our board of directors appointed Chief Operating Officer Michael R. McFerran to the additional post of Chief Financial Officer. Mr. McFerran will succeed Jeffrey B. Van Horn, who has been named Kohlberg Kravis Roberts & Co. L.P.’s Global Director of Tax as well as our Executive Vice President, Director of Tax. The board of directors also appointed Nicole J. Macarchuk as our General Counsel. All appointments were effective on November 3, 2010.

Mr. McFerran has been our Chief Operating Officer since December 2008. Mr. McFerran has been employed by our Manager since June 2005 and is our Manager’s Chief Financial Officer. Prior to joining our Manager, Mr. McFerran spent the majority of his career at Ernst & Young in their financial services practice, where he specialized in providing assurance and consulting services to a diverse mix of financial services firms. Additionally, prior to joining KKR, Mr. McFerran held Vice President positions at both XL Capital Ltd. and American Express. Mr. McFerran holds an M.B.A. from the Haas School of Business at U.C. Berkeley and is a Certified Public Accountant.

We expect that in February 2011, certain restricted common shares held by Mr. McFerran and certain other executive officers of the Company will vest in accordance with their terms, resulting in federal and state tax withholding obligations.  The Company may engage in transactions with Mr. McFerran and such other executive officers in order to facilitate the payment of such withholding obligations, including purchasing, at the then-current market price, a number of such restricted common shares sufficient to satisfy the withholding obligations of such individuals.

Ms. Macarchuk joins our Manager as a Director and is our Manager’s General Counsel. Prior to joining, Ms. Macarchuk served as General Counsel and Managing Director at Och-Ziff Capital Management Group.  She holds a J.D. from Fordham University Law School and a B.A. from Fordham University.

Item 6. Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, KKR Financial Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR Financial Holdings LLC

Signature	Title

/s/ WILLIAM C. SONNEBORN	Chief Executive Officer (Principal Executive Officer)
William C. Sonneborn

/s/ MICHAEL R. MCFERRAN	Chief Financial Officer (Principal Financial and Accounting Officer)
Michael R. McFerran

Date: November 4, 2010