Form 10-K
period 2010-12-31
KKR Financial Holdings LLC
filed 2011-02-28
CIK 1386926

Use these links to rapidly review the document
TABLE OF CONTENTS
KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

          The aggregate market value of the voting common shares held by non-affiliates of the registrant as of June 30, 2010 was $1,090,385,275, based on the closing price of the common shares on such date as reported on the New York Stock Exchange.

          The number of shares of the registrant's common shares outstanding as of February 22, 2011 was 178,123,525.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the 2011 Annual Shareholders' Meeting to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, www.kkr.com/kfn_ir/kfn_sec.cfm, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Our Corporate Governance Guidelines, board of directors' committee charters (including the charters of the Affiliated Transactions Committee, Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and Code of Business Conduct and Ethics are available on our website. Information on our website does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

 KKR FINANCIAL HOLDINGS LLC
2010 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

 PART I

Item 1.    BUSINESS

Our Company

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our manager with the objective of generating both current income and capital appreciation. We primarily invest in financial assets such as below investment grade corporate debt, marketable equity securities and private equity. Additionally, we have made and may make additional investments in other asset classes including natural resources and real estate. Below investment grade corporate debt includes senior secured and unsecured loans, mezzanine loans, high yield bonds, and distressed and stressed debt securities.

        The corporate loans we invest in are primarily referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for our corporate debt investments. The senior secured notes issued by the CLO transactions are primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of five cash flow CLO transactions, KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1") and KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A" and, together with CLO 2005-1, CLO 2005-2, CLO 2006-1, and CLO 2007-1, each a "Cash Flow CLO" and, collectively, the "Cash Flow CLOs"). We execute our core business strategy through majority-owned subsidiaries, including CLOs.

        We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. Our common shares are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

Our Manager

        We are externally managed and advised by KKR Financial Advisors LLC (our "Manager"), a wholly-owned subsidiary of KKR Asset Management LLC ("KAM" or "the parent of our Manager") (formerly known as Kohlberg Kravis Roberts & Co. (Fixed Income) LLC), pursuant to a management agreement (the "Management Agreement"). KKR Asset Management LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

        Our Manager is responsible for our operations and performs all services and activities relating to the management of our assets, liabilities and operations. Pursuant to the terms of the Management Agreement, our Manager provides us with our management team, along with appropriate support personnel. All of our executive officers are employees or members of KKR or one or more of its affiliates. Our Manager is under the direction of our board of directors and is required to manage our business affairs in conformity with the Investment Guidelines that are approved by a majority of our independent directors.

        The executive offices of our Manager are located at 555 California Street, 50th Floor, San Francisco, California 94104 and the telephone number of our Manager's executive offices is (415) 315-3620.

Our Strategy

        Our objective is to provide long-term value for our shareholders by generating an attractive total return through cash distributions and increased share price. We seek to achieve our objective by deploying capital opportunistically across capital structures and asset classes. As part of our strategy, we seek opportunities in those asset classes that can generate competitive leveraged risk-adjusted returns, subject to maintaining our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").

        Our Manager utilizes its access to the global resources and professionals of KKR, along with the same philosophy of value creation that KKR employs, in order to create a portfolio that is constructed to generate recurring cash flows, long-term capital appreciation and overall competitive returns to investors. We make asset class allocation decisions based on various factors including: relative value, leveraged risk-adjusted returns, current and projected credit fundamentals, current and projected supply and demand, credit risk concentration considerations, current and projected macroeconomic considerations, liquidity, all-in cost of financing and financing availability, and maintaining our exemption from the Investment Company Act.

Partnership Tax Matters

  Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (which are treated as partnerships or disregarded entities for United States federal income tax purposes) and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. Consequently, in some taxable years, holders of our common shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our common shares may still have a tax liability attributable to their allocation of our taxable income during such year.

  Qualifying Income Exception

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, if a partnership is "publicly traded" (as defined in the Internal Revenue Code of 1986, as amended (the "Code")), it will be treated as a corporation for United States federal income tax purposes. A publicly traded partnership will be taxed as a partnership, however, and not as a corporation, if it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the "conduct of a financial or insurance business" nor based, directly or indirectly, upon "income or profits" of any person), income and gains derived from certain activities related to minerals and natural resources, and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

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

Tax Consequences of Investments in Natural Resources

        As referenced above, we have made and may make certain investments in natural resources. It is likely that the income from such investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not "United States persons" within the meaning of Section 7701(a)(30) of the Code. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with the conduct of a United States trade or business. To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder's allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder's United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such holder's United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

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

Our Investment Company Act Status

        Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer's total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the "40% test"). Excluded from the term "investment securities" are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a "fund"). The Investment Company Act defines a "majority-owned subsidiary" of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority owned subsidiary of that person.

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

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue CLOs, as majority-owned for purposes of the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, most of our subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not defined or regulated as investment companies. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under Investment Company Act, while KKR Financial Holdings II, LLC ("KFH II"), our subsidiary that is taxed as a REIT for United States federal income tax purposes, generally relies on Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

        We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the Investment Company Act, as our "REIT subsidiary." Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company's assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the United States government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

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

        We have made or may make oil and gas and other mineral investments that are held through one or more subsidiaries and would refer to those subsidiaries as our "Oil and Gas Subsidiaries". Depending upon the nature of the oil and gas assets held by an Oil and Gas Subsidiary, such Oil and Gas Subsidiary may rely on Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act or may fall outside of the general definition of an investment company. An Oil and Gas Subsidiary that does not engage primarily, propose to engage primarily or hold itself out as engaging primarily in the business of investing, reinvesting or trading in securities will be outside of the general definition of an investment company provided that it passes the 40% test. This may be the case where an Oil and Gas Subsidiary holds a sufficient amount of oil and gas assets constituting real estate interests together with other assets that are not investment securities such as equipment. Oil and Gas Subsidiaries that hold oil and gas assets that constitute real property interests, but are unable to pass the 40% test, may rely on Section 3(c)(5)(C), subject to the requirements and restrictions described above. Alternately, an Oil and Gas Subsidiary may rely on Section 3(c)(9) of the Investment Company Act if substantially all of its business consists of owning or holding oil, gas or other mineral royalties or leases, certain fractional interests, or certificates of interest or participations in or investment contracts relating to such royalties, leases or fractional interests. These various restrictions imposed on our Oil and Gas Subsidiaries by the Investment Company Act may have the effect of limiting our freedom of action with respect to oil and gas assets (or other assets) that may be held or acquired by such subsidiary or the manner in which we may deal in such assets.

        As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our Management Agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company ("RIC") under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See "Partnership Tax Matters—Qualifying Income Exception".

        We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C) or Section 3(c)(9), with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen operating strategy, which could have a material adverse effect on us.

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

        The Management Agreement expires on December 31, 2011 and is automatically renewed for a one-year term on such date and each anniversary date thereafter, unless terminated. Our independent directors review our Manager's performance annually and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

        Our Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as our common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, our Manager permanently waived approximately $8.8 million of base management fees during each of the years ended December 31, 2010, 2009 and 2008. For the year ended December 31, 2010, $19.1 million of base management fees were earned by our Manager.

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

        Incentive Compensation.    In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (i) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted average share of our common shares for such quarter, exceeds (b) an amount equal to (A) the weighted average of the price per share of the common stock of KKR Financial Corp. in its August 2004 private placement and the prices per share of the common stock of KKR Financial Corp. in its initial public offering and any subsequent offerings by KKR Financial Holdings LLC multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of our common shares outstanding in such quarter. The foregoing calculation of incentive compensation will be adjusted to exclude special one-time events pursuant to changes in GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: "Net Income" will be determined by calculating the net income available to shareholders before non-cash equity compensation expense, in accordance with GAAP; and "Ten Year Treasury Rate" means the average of weekly average yield to maturity for United States Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

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

        For the year ended December 31, 2010, $38.8 million of incentive fees were earned by our Manager.

The Collateral Management Agreements

        An affiliate of our Manager has entered into separate management agreements with CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, and KKR Financial CLO 2009-1, Ltd. ("CLO 2009-1") and is entitled to receive fees for the services performed as the collateral manager under the management agreements. The collateral manager has the option to waive the fees it earns for providing management services for the CLOs and has done so in prior periods.

        Beginning April 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata Funding LLC (restructured and replaced with CLO 2009-1 on March 31, 2009). However, starting in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1, and starting in 2010, the collateral manager reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. Due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. As such, the CLO management fees for all CLOs, except for CLO 2005-1, are being waived or are no longer entitled to be received as of December 31, 2010.

        The aggregate amounts waived are inversely related to the total CLO management fees expensed. Accordingly, for the year ended December 31, 2010, the collateral manager waived aggregate CLO management fees of $30.6 million and we recorded an expense for CLO management fees totaling $5.4 million.

        General and administrative expenses include expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by the Manager. For the year ended December 31, 2010, our Manager permanently waived reimbursement of allocable general and administrative expenses totaling $2.4 million. Due to the reinstatement of waived CLO management fees described above, effective June 2010, all incremental CLO management fees received by our Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the year ended December 31, 2010, we reimbursed our Manager for allocable general and administrative expenses totaling $4.6 million.

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

Staffing

        We do not have any employees. We are managed by KKR Financial Advisors LLC, our Manager, pursuant to the Management Agreement. Our Manager is a wholly-owned subsidiary of KAM and all of our executive officers are members or employees of KKR or one or more of its affiliates.

Income Taxes

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state income taxes. Holders of our shares will be required to take into account their allocable share of each item of our income, gain, loss, deduction, and credit for our taxable year ending within or with their taxable year.

        During 2010, we owned an equity interest in a REIT subsidiary, KFH II. KFH II has elected to be taxed as a REIT under the Code. KFH II holds certain real estate mortgage-backed securities. A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

REIT Matters

        As of December 31, 2010, we believe that KFH II qualified as a REIT under the Code. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT's total assets must be "real estate assets" as defined in the Code. The Code also requires that each year at least 75% of a REIT's gross income come from real estate sources and at least 95% of a REIT's gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2010, we believe KFH II was in compliance with all requirements necessary to be taxed as a REIT. However, the sections of the Code and the corresponding United States Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and KFH II's qualification and taxation as a REIT depends upon its ability to meet various qualification tests imposed under the Code (such as those described above), including through its actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that KFH II will be deemed to have been organized and to have operated, or to continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.

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

Compliance with Applicable Environmental Laws

        We have made and may continue to make certain investments in the oil and gas industries. These industries present inherent environmental and safety risks and are subject to stringent and complex foreign, federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, regardless of fault, owners and operators of oil and gas properties and facilities can be held jointly and severally liable for the cost of remediating contamination and providing compensation for damages to natural resources. The oil and gas industries also present inherent risk of personal and property injury. On-going compliance with environmental laws, ordinances and regulations applicable to the oil and gas industries, including compliance with more stringent legal requirements that may be imposed in the future, may entail significant expense and can require permits that may be difficult to obtain. Environmental and safety obligations and liabilities can be substantial and could adversely impact the value of our investments, our ability to use these investments as collateral and may otherwise have a material adverse effect on our results of operations.

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

Risks Related to Our Operations, Business Strategy and Investments

Our business and the businesses in which we invest are materially affected by conditions in the global financial markets and economic conditions generally.

        Our business and the businesses of the companies in which we invest are materially affected by conditions in the global financial markets and economic conditions generally. For example, beginning in the third quarter of 2007, and particularly during the second half of 2008, the credit and securities markets were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, leveraged bank loans and nearly all asset classes, including equities. The decline in asset values caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit required hedge funds and others to rapidly reduce leverage, which increased volatility and further contributed to the decline in asset values.

        Although the global financial markets exhibited signs of recovery in 2010, there can be no assurance that these markets will continue to improve in the near term or at all. If the overall business environment worsens, our results of operations may be adversely affected.

Dislocations in the corporate credit sector could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio.

        Dislocations in the corporate credit sector, such as those experienced beginning in the third quarter of 2007 through the beginning of 2010, could adversely affect one or more of the counterparties providing funding for our investments and could cause those counterparties to be unwilling or unable to provide us with additional financing which may adversely affect our liquidity and financial condition. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. This risk is exacerbated by the fact that a substantial portion of our financing is provided by a relatively small number of counterparties. If one or more major market participants were to fail or withdraw from the market, it could negatively impact the marketability of all fixed income securities and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if one or more of our counterparties were unwilling or unable to provide us with ongoing financing, we could be forced to sell our investments at a time when prices are depressed.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations. If we are unable to raise funding from these external sources, we may be forced to liquidate certain of our assets and our results of operations may be adversely affected.

        Liquidity is essential to our business. Our liquidity could be substantially adversely affected by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruptions in the financial markets or negative views about corporate credit investing and the specialty finance industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could develop if we incur large trading losses, or we suffer a decline in the level of our business activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and may have a negative impact on the market price of our shares and any other securities we may issue.

Periods of adverse market volatility may require us to post additional collateral, which could adversely affect our financial condition and liquidity.

        During periods of adverse market volatility, such as the periods we observed during the global credit crisis, we are exposed to the risk that we may have to post additional margin collateral, which may have a material adverse impact on our liquidity. Certain of our financing facilities allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If a counterparty determines that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral or repay a portion of the outstanding borrowing, on minimal notice. A significant increase in margin calls could harm our liquidity, results of operations, financial condition, and business prospects. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets or raise capital at a disadvantageous time, which may cause us to incur further losses or otherwise adversely affect our results of operations and financial condition, may impair our ability to pay distributions to our shareholders and may have a negative impact on the market price of our shares and any other securities we may issue. Our contingent liquidity reserves may not be sufficient in the event of a material adverse change in the credit markets and related market price market volatility.

We leverage a portion of our portfolio investments, which may adversely affect our return on our investments and may reduce cash available for distribution.

        We leverage a portion of our portfolio investments through borrowings, generally through the use of bank credit facilities, total rate of return swaps ("TRS"), securitizations, including the issuance of CLOs, and other borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the portfolio investments' cash flow. As of December 31, 2010, the only contractual limitation on our ability to leverage our portfolio is a covenant contained in our senior secured credit facility that our leverage ratio cannot exceed 2.0 to 1.0, computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP such as our CLO subsidiaries. Our ability to generate returns on our investments and make cash available for distribution to holders of our shares would be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed.

If we are unable to continue to utilize CLOs successfully, we may be unable to grow or fully execute our business strategy and our results of operations may be adversely affected.

        We finance a substantial portion of our investments through, and derive a substantial portion of our revenue from, our CLO subsidiaries. These CLOs serve as long-term, non-recourse financing for fixed income investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate. An inability to continue to utilize CLOs successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and our results of operations may be adversely affected.

We may enter into derivative contracts that could expose us to contingent liabilities in the future.

        Part of our investment strategy involves entering into derivative contracts that could require us to fund cash payments in the future under certain circumstances, including an event of default or other early termination event, or the decision by a counterparty to request margin securities under the terms of the derivative contract. The amounts due with respect to swaps would generally be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These payments are contingent liabilities and therefore may not appear on our balance sheet. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.

The derivatives that we use to hedge against interest rate exposure are volatile and may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares.

        From time to time, we enter into interest rate swap agreements and may enter into other interest rate hedging instruments as part of our interest rate risk management strategy. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect us from interest rate volatility or could adversely affect us because, among other things:

  •
  interest rate hedging instruments can be expensive, particularly during periods of rising and volatile interest rates;

  •
  available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

  •
  the duration of the hedge may be significantly different than the duration of the related liability or asset;

  •
  the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs or makes economically unattractive our ability to sell or assign our side of the hedging transaction; and

  •
  the party owing money in the hedging transaction may default on its obligation to pay.

        The cost of using hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased.

        Any hedging activity we engage in may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or liabilities being hedged. Any such imperfect correlation may expose us to risk of loss.

The impact of the Dodd-Frank Act on our business is currently uncertain.

        On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act affects almost every aspect of the United States financial services industry, including certain aspects of the markets in which we operate. For example, the Dodd-Frank Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, the Dodd-Frank Act:

  •
  establishes the Financial Stability Oversight Council, a federal agency acting as the financial system's systemic risk regulator with the authority to review the activities of non-bank financial firms, to make recommendations and impose standards regarding capital, leverage, conflicts and other requirements for financial firms and to impose regulatory standards on certain financial firms deemed to pose a systemic threat to the financial health of the United States economy;

  •
  authorizes federal regulatory agencies to ban compensation arrangements at financial institutions that give employees incentives to engage in conduct that could pose risks to the nation's financial system;

  •
  requires public companies to adopt and disclose policies requiring, in the event the company is required to issue an accounting restatement, the clawback of related incentive compensation from current and former executive officers;

  •
  restricts the ability of banking organizations to sponsor or invest in private equity and hedge funds;

  •
  grants the United States government resolution authority to liquidate or take emergency measures with regard to troubled financial institutions that fall outside the existing resolution authority of the Federal Deposit Insurance Corporation; and

  •
  creates a new Consumer Financial Protection Bureau within the United States Federal Reserve.

        Many of the provisions of the Dodd-Frank Act are subject to further rule making and to the discretion of regulatory bodies, such as the Financial Stability Oversight Council, and there can be no assurance that, as result of such rule making or decision making, we will not become subject to the restrictions or other requirements for financial firms deemed to be systemically significant to the financial health of the United States economy. As a result, we currently are uncertain as to whether the Dodd-Frank Act will have a significant and potentially adverse impact on our business.

Hedging instruments often are currently subject to limited regulation and involve risks and costs.

        While provisions of the Dodd-Frank Act granted specified United States regulatory bodies the authority to regulate the trading of derivatives, including hedging instruments, these provisions remain subject to final rule making. As a result, hedging instruments are currently only subject to limited regulation. Consequently, there are currently no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our shareholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We make non-United States dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

        We purchase investments denominated in foreign currencies, including investments in both developed and emerging overseas markets. A change in foreign currency exchange rates may have an adverse impact on returns on any of these non-dollar denominated investments. Although we may choose to hedge our foreign currency risk, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to certain additional risks, including risks relating to the potential imposition of non-United States taxes, compliance with multiple and potentially conflicting regulatory schemes and political and economic instability abroad, any of which could adversely affect our returns on these investments.

We may not realize gains or income from our investments.

        We seek to generate both current income and capital appreciation. The assets in which we invest may not appreciate in value, however, and, in fact, may decline in value, and the debt securities in which we invest may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Additionally, any gains that we do realize may not be sufficient to offset any other losses we experience or offset our expenses.

The terms of our indebtedness may restrict our ability to make future distributions, make cash payments in respect of any conversion or repurchases of indebtedness and impose limitations on our current and future operations.

        The agreement governing our senior secured credit facility, maturing on May 3, 2014 (the "2014 Facility") contains, and any future indebtedness may also contain, a number of restrictive covenants that impose operating and other restrictions on us, including restrictions on our ability to engage in our current and future operations or to make distributions to holders of our shares. The 2014 Facility credit agreement includes covenants restricting our ability to:

  •
  pay a yearly distribution to our shareholders in an amount greater than 65% of our estimated taxable income for the year;

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

  •
  materially alter our current investment and valuation policies; and

  •
  engage in transactions with affiliates.

        In addition, the 2014 Facility credit agreement also includes financial covenants, including requirements that we:

  •
  maintain adjusted consolidated tangible net worth (as defined in the 2014 Facility credit agreement) of at least $700 million plus 25% of the net proceeds of any issuance of equity interests in us; and

  •
  not exceed a leverage ratio (as defined in the 2014 Facility credit agreement) of 2.00 to 1.00 computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP.

        As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with the covenants and restrictions contained in the agreements governing our indebtedness may be affected by economic, financial and industry conditions beyond our control. A breach of any of these covenants could result in a default under the 2014 Facility credit agreement. Upon the occurrence of an event of default under the 2014 Facility credit agreement, the lenders are not required to lend any additional amounts to us and could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable, which could also result in an event of default under our other agreements relating to our borrowings. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including higher interest rates and more restrictive covenants. The instruments governing the terms of any future refinancing of any borrowings are likely to contain similar or more restrictive covenants.

We currently have indebtedness, some of which matures in the near term. We may not be able to generate sufficient cash to service or make required repayments of our indebtedness and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        As of December 31, 2010, we had approximately $636.6 million of total recourse debt outstanding.

        Our debt level and related debt service obligations:

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

        A breach of any of the covenants in our debt agreements could result in a default under our 2014 Facility, 7.0% convertible senior notes ("7.0% Notes") and 7.5% convertible senior notes ("7.5% Notes"). If a default occurs under any of these obligations and we are not able to obtain a waiver from the requisite debt holders, then, among other things, our debt holders could declare all outstanding principal and interest to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our common shares to decline significantly. We could also be forced into bankruptcy or liquidation.

There can be no assurances that our operations will generate sufficient cash flows or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs.

        Our ability to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance and the value of our investments. There can be no assurances that our operations will generate sufficient cash flows or that new sources of credit will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control. Our substantial leverage exposes us to significant risk during periods of economic downturn such as the one we recently experienced, as our cash flows may decrease, but our required principal payments in respect of indebtedness do not change and our interest expense obligations could increase due to increases in interest rates.

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we will likely face increased pressure to dispose of assets, seek additional capital or restructure or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our 2014 Facility credit agreement. For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In the absence of improved operating results and access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The 2014 Facility credit agreement restricts our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds realized. Additionally, these proceeds may not be adequate to meet our debt service obligations then due.

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

        As of December 31, 2010, approximately $128.9 million of our recourse borrowings, consisting of our junior subordinated notes issued in connection with our trust preferred securities, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may use interest rate derivatives such as interest rate swap agreements to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, such hedging may increase our costs of funding. We cannot provide assurances that we will be able to enter into interest rate hedges that effectively mitigate our exposure to interest rate risk.

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

        Changes in the fair values of those assets will be directly charged or credited to our shareholders' equity in each period even if no sale is made. As a result, a decline in values would reduce the book value of our assets. Moreover, if the decline in value of an available-for-sale security is considered by our management to be other than temporary, such decline will be recorded as a charge which will adversely affect our results of operations.

        A decline in the market value of our assets may adversely affect our results of operations, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may adversely affect our results of operations, our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares.

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

The terms of our settlement agreement with certain holders of securities issued by one of our CLOs restricts our ability to restructure certain CLO debt obligations in the future, which may reduce our financial flexibility in the event of future adverse market or credit conditions. In addition, certain noteholders of one of our other CLOs have notified us of a similar dispute and we may be notified of similar disputes by other noteholders of our CLOs in the future.

        On July 10, 2009, we surrendered for cancellation, without consideration, approximately $298.4 million in aggregate of mezzanine and junior notes issued to us by CLO 2005-1, CLO 2005-2 and CLO 2006-1. The surrendered notes were cancelled by the trustee under the applicable indentures, and the obligations due under such surrendered notes were deemed extinguished.

        As a result, the over-collaterization tests for these CLOs were brought into compliance, enabling the mezzanine and subordinated note holders, including us, to resume receiving cash flows from these CLOs during the period the over-collaterization tests remain in compliance. We believe, in consultation with our outside advisers, that none of the actions taken in connection with these note cancellation transactions were in violation of either the respective indentures governing each CLO transaction or applicable law. Nevertheless, holders constituting a majority of the controlling class of senior notes of CLO 2005-2 (the "2005-2 Noteholders") challenged the July 2009 surrender for cancellation and notified the related trustee of purported defaults under the indenture related to the surrender and cancellation of the notes issued to us by CLO 2005-2. We subsequently reached an agreement with the 2005-2 Noteholders pursuant to which the 2005-2 Noteholders agreed, subject to the terms and conditions of the agreement, not to challenge the July 2009 surrender for cancellation, without consideration, of $64 million of mezzanine notes issued to us by CLO 2005-2. In exchange, we agreed to certain arrangements, including, among other things, to refrain from undertaking a comparable surrender for cancellation of any other mezzanine notes or junior notes issued to us by CLO 2005-2. In addition, we agreed with the 2005-2 Noteholders that, for so long as no legal action or similar challenge is brought to our July 2009 surrender of notes in any of our CLOs, we will not undertake a similar surrender for cancellation without consideration of any mezzanine notes or junior notes issued to us by CLO 2005-1, CLO 2006-1, CLO 2007-1 and CLO 2007-A.

        Because the terms of the agreement with the 2005-2 Noteholders restrict our ability to effect certain restructuring activities in the future with respect to our CLOs such as the July 2009 surrender for cancellation, our ability to effect similar note surrender transactions to mitigate future adverse market or credit conditions or to enhance liquidity will be negatively impacted.

        In addition, certain holders of the senior notes of CLO 2006-1 (the "2006-1 Noteholders") challenged the July 2009 surrender for cancellation and notified the related trustee of purported defaults under the indenture related to the surrender of the notes issued to us by CLO 2006-1. It is also possible that holders of notes issued by CLO 2005-1 may challenge our surrender for cancellation of notes issued to us by CLO 2005-1.

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

Downturns in the global credit markets may adversely affect our cash flow CLO investments.

        Among the sectors particularly challenged by adverse economic conditions, including those experienced from late 2007 into early 2010, are the CLO and leveraged finance markets. We have significant exposure to these markets through our investments in CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2007-A (collectively, "our cash flow CLOs"), each of which is a Cayman Islands incorporated special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our cash flow CLO investments are in deeply subordinated securities issued by the CLO issuers, representing highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to other investors in these CLO structures that rank more senior to us in right of payment. As a result of our subordinated position in these CLO structures, we and our investors are at greater risk of suffering losses on our cash flow CLO investments during periods of adverse economic conditions.

        During an economic downturn, the CLO issuers in which we invest may experience increases in downgrades, depreciations in market value and defaults in respect of leveraged loans in their collateral. The CLO issuers' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, discounted assets and assets rated "CCC" or lower in excess of applicable limits in the CLO issuers' investment criteria are not given full par credit for purposes of calculation of the CLO issuers' over-collateralization tests. As a result, these CLO issuers may fail one or more of their over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO securities in favor of investors more senior than us in right of repayment, until the relevant over-collateralization tests are satisfied. This diversion of cash flows may have a material adverse impact on our business and our ability to make distributions to shareholders. In addition, it is possible that our cash flow CLO issuers' collateral could be depleted before we realize a return on our cash flow CLO investments.

        Specifically, during 2010, CLO 2007-A and CLO 2007-1 were out of compliance with certain compliance tests (specifically, over-collaterization tests) outlined in their respective indentures and as a result, cash flows we would expect to receive from our CLO holdings were paid to the senior note holders of the CLOs that were out of compliance.

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

        Our investment portfolio is and may continue to be concentrated in a limited number of companies and industries. For example, as of December 31, 2010, the 20 largest issuers which we have invested in represented approximately 47% of our total debt investment portfolio on an estimated fair value basis. As a result, our results of operations, financial condition and ability to pay distributions to our shareholders may be adversely affected if a small number of borrowers default in their obligations to us or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact our results of operations and our ability to pay distributions.

Certain of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

        The securities that we purchase in privately negotiated transactions are not registered under the relevant securities laws, resulting in restrictions on their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, securities laws. For example, a majority of the mortgage-backed securities that we own are traded in private, unregistered transactions and are therefore subject to restrictions on resale or otherwise have no established trading market. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited relative to our investment in securities that trade in more liquid markets. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Furthermore, our Manager conducts diligence on our investments that may provide our Manager with material non-public information with respect to business entities in which we invest. As a result, we may face additional restrictions on our ability to liquidate an investment in such business entities to the extent that we or our Manager has, or could be attributed with, material non-public information.

Some of our portfolio investments are recorded at fair value as determined by our Manager and, as a result, there is uncertainty as to the value of these investments.

        Some of our portfolio investments are, and we believe are likely to continue to be, in the form of loans and securities that have limited liquidity or are not publicly traded. The fair value of investments that have limited liquidity or are not publicly traded may not be readily determinable. We generally value these investments quarterly at fair value as determined by our Manager pursuant to applicable United States GAAP accounting guidance. Because such valuations are inherently uncertain and may fluctuate over short periods of time and be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The market value of our shares and any other securities we may issue could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Our assets include leveraged loans, high yield securities, mezzanine bonds and loans, marketable equity securities and private equity, each of which has greater risks of loss than secured senior loans and, if those losses are realized, it could adversely affect our results of operations, our ability to service our indebtedness and our cash available for distribution to holders of our shares.

        Our assets include leveraged loans, high yield securities, mezzanine bonds and loans, marketable equity securities and private equity, each of which involves a higher degree of risk than senior secured loans. The leveraged loans and high yield securities may not be secured by mortgages or liens on assets. Even if secured, these leveraged loans and high yield securities may have higher loan-to-value ratios than senior secured loans. Furthermore, our right to payment and the security interest in any collateral underlying such loans may be subordinated to the payment rights and security interests with respect to a more senior lender. Therefore, we may be limited in our ability to enforce our rights to collect these loans and to recover any of the loan balances through a foreclosure of collateral.

        Certain of these leveraged loans and high yield securities may have an interest-only payment schedule, with the principal amount remaining outstanding and at risk until the maturity of the loan. In this case, a borrower's ability to repay its loan may be dependent upon a refinancing or a liquidity event that will enable the repayment of the loan.

        High yield bonds are rated below investment-grade by one or more nationally recognized statistical rating organizations or are unrated but of comparably low credit quality. This lower rating, or lack of a rating, reflects a greater possibility that the obligor may fail to make payments of principal and interest, and ultimately default, under these securities. For example, many issuers of high yield bonds are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield securities are often less liquid than higher rated bonds.

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

        In addition, marketable equity securities and private equity may also have a greater risk of loss than senior secured loans since such equity investments are subordinate to debt of the issuer and are not secured by property underlying the investment.

The mortgage loans underlying the mortgage-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

        As of December 31, 2010, we held residential mortgage-backed securities with an aggregate estimated fair value of $93.9 million. Residential mortgage-backed securities evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans. Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers' abilities to repay their loans. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Our rights under our indirect investments in corporate leveraged loans may be more restricted than direct investments in such loans.

        We hold interests in corporate leveraged loans originated by banks and other financial institutions. We acquire interests in corporate leveraged loans either directly by a direct purchase or an assignment, or indirectly through a participation. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation. In contrast, participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. Thus, in purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the credit agreement, nor any rights of offset against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.

There is an inherent risk that we may incur environmental costs and liabilities as a result of our oil and gas investments.

        We have made and may continue to make certain investments in the oil and gas industries. These industries present inherent environmental and safety risks and are subject to stringent and complex foreign, federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, regardless of fault, owners and operators of oil and gas properties and facilities can be held jointly and severally liable for the cost of remediating contamination and providing compensation for damages to natural resources. The oil and gas industries also present inherent risk of personal and property injury. On-going compliance with environmental laws, ordinances and regulations applicable to the oil and gas industries, including compliance with more stringent legal requirements that may be imposed in the future, may entail significant expense and can require permits that may be difficult to obtain. Environmental and safety obligations and liabilities can be substantial and could adversely impact the value of our investments, our ability to use these investments as collateral and may otherwise have a material adverse effect on our results of operations.

Total rate of return swaps are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks.

        We may enter into TRS to finance certain of our investments. TRS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument as well as renewal risks. A TRS agreement is a two-party contract under which an agreement is made to exchange returns from predetermined investments or instruments. TRS allow investors to gain exposure to an underlying credit instrument without actually owning the credit instrument. In these swaps, the total return (interest, fixed fees and capital gains/losses on an underlying credit instrument) is paid to an investor in exchange for a floating rate payment. The investor advances a portion of the notional amount of the TRS which serves as collateral for the TRS counterparty. The TRS, therefore, is a leveraged investment in the underlying credit instrument. The gross returns to be exchanged or "swapped" between the parties are calculated based on a "notional amount," which is valued monthly to determine each party's obligation under the contract. We recognize all cash flows received (paid) or receivable (payable) from swap transactions, together with the change in the market value of the underlying credit instrument, on a net basis as realized or unrealized gains or losses in our consolidated statement of operations. We are charged a finance cost by counterparties with respect to each agreement. The finance cost is reported as part of the realized or unrealized gains or losses. Because swap maturities may not correspond with the maturities of the credit instruments underlying the swap, we may wish to renew many of the swaps as they mature. However, there is a limited number of providers of such swaps, and there is no assurance the initial swap providers will choose to renew the swaps, and, if they do not renew, that we would be able to obtain suitable replacement providers.

Credit default swaps are subject to risks related to changes in credit spreads, credit quality and expected recovery rates of the underlying credit instrument.

        We may enter into credit default swaps ("CDS") as investments or hedges. CDS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument. A CDS is a contract in which the contract buyer pays, in the case of a short position, or receives, in the case of a long position, a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller receives a payment from, in the case of a short position, or makes a payment to, in the case of a long position, the buyer if there is a credit default or other specified credit event with respect to the issuer of the underlying credit instrument referenced in the CDS.

We may change our investment strategy without shareholder consent, which may result in our making investments that entail more risk than our current investments.

        Our investment strategy may evolve, in light of existing market conditions and investment opportunities, and this evolution may involve additional risks. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce the stability of our distributions or have adverse effects on our financial condition. A change in our investment strategy may also increase our exposure to interest rate, commodity, foreign currency or credit market fluctuations. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

Our dependence on the management of other entities may adversely affect our business.

        We do not control the management, investment decisions or operations of the business entities in which we invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us. We typically have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

Due diligence conducted by our Manager may not reveal all of the risks of the businesses in which we invest.

        Before making an investment in a business entity, our Manager typically assesses the strength and skills of the entity's management and other factors that it believes will determine the success of the investment. In making the assessment and otherwise conducting due diligence, our Manager relies on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. Accordingly, there can be no assurance that this due diligence process will uncover all relevant facts or that any investment will be successful. In addition, we and KKR have established certain procedures relating to conflicts of interests that may restrict us from accessing certain confidential information in the possession of KKR or one of its affiliates. As a result, we may pursue investments without obtaining access to such confidential information, which information, if reviewed, might otherwise impact our judgment with respect to such investments.

We operate in a highly competitive market for investment opportunities.

        We compete for investments with various other investors, such as other public and private funds, commercial and investment banks and other companies, including funds and companies affiliated with our Manager. Some of our competitors have greater resources than we possess or have greater access to capital or various types of financing structures than are available to us and may have investment objectives that overlap with ours, which may create competition for investment opportunities with limited supply. The competitive pressures we face could impair our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Furthermore, competition for investments may lead to a decrease in returns available from such investments, which may further limit our ability to generate our desired returns.

Risks Related to our Organization and Structure

Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely affect our results of operations.

        Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer's total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the "40% test"). Excluded from the term "investment securities" are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a "fund"). The Investment Company Act defines a "majority-owned subsidiary" of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority owned subsidiary of that person.

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

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue CLOs, as majority-owned for purposes of the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, most of our subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not defined or regulated as investment companies. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under Investment Company Act, while KFH II, our subsidiary that is taxed as a REIT for United States federal income tax purposes, generally relies on Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

        We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the Investment Company Act, as our "REIT subsidiary." Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company's assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the United States government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

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

        We have made or may make oil and gas and other mineral investments that are held through one or more subsidiaries and would refer to those subsidiaries as our "Oil and Gas Subsidiaries". Depending upon the nature of the oil and gas assets held by an Oil and Gas Subsidiary, such Oil and Gas Subsidiary may rely on Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act or may fall outside of the general definition of an investment company. An Oil and Gas Subsidiary that does not engage primarily, propose to engage primarily or hold itself out as engaging primarily in the business of investing, reinvesting or trading in securities will be outside of the general definition of an investment company provided that it passes the 40% test. This may be the case where an Oil and Gas Subsidiary holds a sufficient amount of oil and gas assets constituting real estate interests together with other assets that are not investment securities such as equipment. Oil and Gas Subsidiaries that hold oil and gas assets that constitute real property interests, but are unable to pass the 40% test, may rely on Section 3(c)(5)(C), subject to the requirements and restrictions described above. Alternately, an Oil and Gas Subsidiary may rely on Section 3(c)(9) of the Investment Company Act if substantially all of its business consists of owning or holding oil, gas or other mineral royalties or leases, certain fractional interests, or certificates of interest or participations in or investment contracts relating to such royalties, leases or fractional interests. These various restrictions imposed on our Oil and Gas Subsidiaries by the Investment Company Act may have the effect of limiting our freedom of action with respect to oil and gas assets (or other assets) that may be held or acquired by such subsidiary or the manner in which we may deal in such assets.

        As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our Management Agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a RIC under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See "Partnership Tax Matters—Qualifying Income Exception".

        We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C) or Section 3(c)(9), with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen operating strategy, which could have a material adverse effect on us.

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

  •
  a prohibition, subject to any exemptions granted by our board of directors, on any person beneficially or constructively owning shares in excess of 9.8% in value or number of our outstanding shares, excluding shares not treated as outstanding for United States federal income tax purposes, whichever is more restrictive;

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

        In addition, as discussed above under "Risks Related to our Organization and Structure—The terms of our indebtedness may restrict our ability to make future distributions and impose limitations on our current and future operations," our credit facility includes covenants that restricts our ability to make distributions on, and to redeem or repurchase, our shares, including a prohibition on distributions on, and redemptions and repurchases of, our shares if an event of default, or certain events that with notice or passage of time or both would constitute an event of default, under the credit facility occur and a requirement that we maintain a specified minimum level of consolidated tangible net worth. In addition, our credit facility contains a covenant which limits our ability to make distributions to our shareholders in an amount in excess of 65% of our annual taxable income.

We intend to pay quarterly distributions to holders of our common shares, but our ability to do so may be limited, which could cause the market price of our common shares to decline significantly.

        We resumed paying quarterly dividends beginning in the fourth quarter of 2009 and we currently intend to continue paying cash distributions to holders of our common shares on a quarterly basis. For all quarters during 2010, we have declared cumulative cash distributions on our common shares of $0.51 per share.

        Our ability to pay quarterly distributions will be subject to, among other things, general business conditions, our financial results, the impact of paying distributions on our credit ratings, and legal and contractual restrictions on the payment of distributions, including restrictions imposed by our 2014 Facility credit agreement. Any reduction or discontinuation of quarterly distributions could cause the market price of our common shares to decline significantly. Our payment of distributions to holders of our common shares has also resulted, and may in certain future quarters results, in upward adjustments to the conversion rate of the 7.5% Notes and/or the 7.0% Notes thus resulting in an increase in dilution upon conversion of these notes. Moreover, in the event our payment of quarterly distributions is reduced or discontinued, our failure or inability to resume paying distributions could result in a persistently low market valuation of our common shares.

Risks Related to Our Management and Our Relationship with Our Manager

We are highly dependent on our Manager and may not find a suitable replacement if our Manager terminates the Management Agreement.

        We have no employees. Our Manager, and its officers and employees, allocate a portion of their time to businesses and activities that are not related to, or affiliated with, us and, accordingly, its officers and employees do not spend all of their time managing our activities and our investment portfolio. We expect that the portion of our Manager's time that is allocated to other businesses and activities will increase in the future as our Manager and KKR expand their investment focus to include additional investment vehicles, including vehicles that compete more directly with us, which time allocations may be material. We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation and execution of our business and investment strategies and our risk management practices. We are also subject to the risk that our Manager will terminate the Management Agreement and that no suitable replacement will be found. We believe that our success depends to a significant extent upon the experience of our Manager's executive officers, whose continued service is not guaranteed.

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

Our board of directors has approved very broad investment policies for our Manager and does not approve individual investment decisions made by our Manager except in limited circumstances.

        Our Manager is authorized to follow very broad investment policies (our "Investment Policies") and, in connection with the conversion transaction, these Investment Policies were revised to provide even greater latitude to our Manager with respect to certain matters relating to transactions with our affiliates. Our directors periodically review and approve our Investment Policies. Our board of directors generally does not approve any individual investments, other than approving a limited set of transactions with affiliates that require the pre-approval of the Affiliated Transactions Committee of our board of directors. Furthermore, transactions entered into by our Manager may be difficult or impossible to terminate or unwind. Our Manager has significant latitude within the broad parameters of the Investment Policies in determining the types of assets it may decide are proper investments for us.

Certain of our investments may create a conflict of interest with KKR and other affiliates and may expose us to additional legal risks.

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

        Our interests and those of KKR may at times be in conflict because the CLO issuers in which we invest hold corporate leveraged loans the obligors on which are KKR-affiliated companies. KKR may have an interest in causing such companies to pursue acquisitions, divestitures, exchange offers, debt restructurings and other transactions that, in KKR's judgment, could enhance its equity investment, even though such transactions might involve risks to holders of indebtedness, which include our CLO issuers. For example, KKR could cause a company that is the obligor on a loan held by one of our CLO issuers to make acquisitions that increase its indebtedness or to sell revenue generating assets, thereby potentially decreasing the ability of the company to repay its debt. In cases where a company's debt undergoes a restructuring, the interests of KKR as an equity investor and our CLO issuers as debt investors may diverge, and KKR may have an interest in pursuing a restructuring strategy that benefits the equity holders to the detriment of the lenders, such as our CLO issuers. This risk may be exacerbated in the current economic environment given reduced liquidity available for debt refinancing, among other factors.

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

        We are subject to potential conflicts of interest arising out of our relationship with our Manager and its affiliates. As of December 31, 2010, our Manager and its affiliates collectively owned approximately 3.1% of our outstanding common shares on a fully diluted basis.

        Our Management Agreement with our Manager was negotiated between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. See the risk factor entitled "Our Manager's liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities."

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

        The management compensation structure to which we have agreed with our Manager may cause our Manager to invest in high risk investments or take other risks. In addition to its base management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of specified levels of net income. See "Item 1. Business—Management Agreement" for further information regarding our management compensation structure. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, the Compensation Committee of our board of directors may make grants of options and restricted shares to our Manager in the future and the factors considered by the Compensation Committee in making these grants may include performance related factors which may also induce our Manager to make investments that are riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Conflicts may arise in connection with the allocation of investment opportunities by affiliates of our Manager.

        Our Management Agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities. The Management Agreement does not restrict our Manager and its affiliates from raising, sponsoring or advising any new investment fund, company or other entity, including a REIT, or holding proprietary investment accounts, unless such fund, account, company or other entity invests primarily in domestic mortgage-backed securities. This restriction is of significantly less relevance since the May 4, 2007 restructuring pursuant to which we succeeded KKR Financial Corp., because since then our investments in domestic mortgage-backed securities have significantly decreased and as of December 31, 2010 comprised $93.9 million of our investment portfolio. As a result, our Manager and its affiliates, including KKR, currently are engaged in and may in the future engage in management or investment opportunities on behalf of others or themselves that would have been suitable for us and we may have fewer attractive investment opportunities.

        In addition, affiliates of our Manager currently manage a separate investment fund and separately managed accounts, including proprietary investment accounts for the purpose of developing, evaluating and testing potential trading strategies, that invest in the same non-mortgage-backed securities investments that we invest in, including other fixed income investments. With respect to these other funds and accounts and any other funds or accounts that may be established in the future, our Manager and its affiliates will face conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our Manager and its affiliates in accordance with their respective allocation policies and procedures. These policies take into account a number of factors, including mandatory minimum investment rights, investment objectives, available capital, concentration limits, risk profiles and other investment restrictions applicable to us and these competing funds and accounts. Our Manager and its affiliates have broad discretion in administering these policies and there is no guarantee that in making allocations our Manager and its affiliates will act in the best interests of holders of our shares or any other securities we may issue. In addition, certain of such other managed funds and accounts may participate in investment opportunities on more favorable terms than us.

We compete with other investment entities affiliated with KKR for access to KKR's investment professionals.

        KKR and its affiliates, including the parent of our manager, manage several private equity funds, other funds and separately managed accounts, and we believe that KKR and its affiliates, including the parent of our manager, will establish and manage other investment entities in the future. Certain of these investment entities have, and any newly created entities may have, an investment focus similar to our focus, and as a result we compete with those entities and will compete with any such newly created entities for access to the benefits that our relationship with KKR provides to us. Our ability to continue to engage in these types of opportunities in the future depends, to a significant extent, on competing demands for these investment opportunities by other investment entities established by KKR and its affiliates. To the extent that we and other KKR affiliated entities or related parties compete for investment opportunities, there can be no assurances that we will get the best of those opportunities or that the performance of the investments allocated to us, even within the same asset classes, will perform as favorably as those allocated to others.

Termination of the Management Agreement with our Manager by us is difficult and costly.

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

        We, directly or through our Manager, may obtain confidential information about the companies in which we have invested or may invest. If we do possess confidential information about such companies, there may be restrictions on our ability to make, dispose of, increase the amount of, or otherwise take action with respect to, an investment in those companies. Our relationship with KKR could create a conflict of interest to the extent our Manager becomes aware of inside information concerning investments or potential investment targets. We have implemented compliance procedures and practices designed to ensure that inside information is not used for making investment decisions on our behalf. We cannot assure our shareholders, however, that these procedures and practices will be effective. In addition, this conflict and these procedures and practices may limit the freedom of our Manager to make potentially profitable investments which could have an adverse effect on our results of operations. Conversely, we may pursue investments without obtaining access to confidential information otherwise in the possession of KKR or one of its affiliates, which information, if reviewed, might otherwise impact our judgment with respect to such investments.

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

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our common shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our items of income, gain, deduction, and credit for each of our taxable years ending with or within the holder's taxable year, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in certain foreign corporate subsidiaries, CLO issuers (which are treated as partnerships or disregarded entities for United States federal income tax purposes) and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Those investments typically produce ordinary income on a current basis, but any losses we would recognize from those investments would typically be treated as capital losses. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. In addition, because of our methods of allocating income and gain among holders of our common shares, you may be taxed on amounts that accrued economically before you became a shareholder. Consequently, in some taxable years, holders of our common shares may recognize taxable income in excess of our cash distributions, and holders may be allocated capital losses either in the same or future years that cannot be used to offset such taxable income. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our common shares may still have a tax liability attributable to their allocation of our taxable income. Accordingly, each shareholder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities.

If we were treated as a corporation for United States federal income tax purposes, all of our income will be subject to an entity-level tax, which could result in a material reduction in cash flow and after-tax return for holders of our common shares and thus could result in a substantial reduction in the value of our common shares and any other securities we may issue.

        The value of your investment in us depends in part on our being treated as a partnership for United States federal income tax purposes. We intend to continue to operate so as to qualify, for

United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, if a partnership is "publicly traded" (as defined in the Code), it will be treated as a corporation for United States federal income tax purposes. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for United States federal income tax purposes, so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the "conduct of a financial or insurance business" nor based, directly or indirectly, upon "income or profits" of any person), income and gains derived from certain activities related to minerals and natural resources, and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

        If we fail to satisfy the "qualifying income exception" described above, items of income, gain, loss, deduction and credit would not pass through to holders of our common shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our common shares would be taxable as ordinary dividend income to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our common shares and thus could result in a substantial reduction in the value of our common shares and any other securities we may issue.

Complying with certain tax-related requirements may cause us to forego otherwise attractive business or investment opportunities.

        To be treated as a partnership for United States federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must satisfy the qualifying income exception, which requires that at least 90% of our gross income each taxable year consist of interest, dividends, capital gains and other types of "qualifying income." Interest income will not be qualifying income for the qualifying income exception if it is derived from "the conduct of a financial or insurance business." This requirement limits our ability to originate loans or acquire loans originated by our Manager and its affiliates. In order to comply with this requirement, we (or our subsidiaries) may be required to invest through foreign or domestic corporations that are subject to corporate income tax or forego attractive business or investment opportunities. Thus, compliance with this requirement may adversely affect our return on our investments and results of operations.

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

We have made and may make investments, such as investments in natural resources, that generate income that is treated as effectively connected with respect to holders of our common shares that are not "United States persons."

        We have made and may make investments, such as investments in natural resources, the income from which likely will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not "United States persons" within the meaning of Section 7701(a)(30) of the Code. Furthermore, notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with the conduct of a United States trade or business. To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder's allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder's United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such person's United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

Holders of our shares may be subject to foreign, state and local taxes and return filing requirements as a result of investing in our shares.

        In addition to United States federal income taxes, holders of our common shares may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, even if the holders of our common shares do not reside in any of those jurisdictions. For example, we will likely be treated as doing business in any foreign, state or local jurisdiction in which our natural resources investments are located. As a result, our holders may be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each holder to file all United States federal, state and local tax returns that may be required of such holder.

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

If we have a termination for United States federal income tax purposes, holders of our shares may be required to include more than 12 months of our taxable income in their taxable income for the year of the termination.

        We will be considered to have been terminated for United States federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. A termination of our partnership would, among other things, result in the closing of our taxable year for all holders. In the case of a holder reporting on a taxable year other than a fiscal year ending on our year end, which is expected to continue to be the calendar year, the closing of our taxable year may result in more than 12 months of our taxable income or loss being includable in the holder's taxable income for the year of termination. We would be required to satisfy the 90% "qualifying income" test for each tax period and to make new tax elections after a termination, including a new tax election under Section 754 of the Code. A termination could also result in penalties if we were unable to determine that the termination had occurred. In the event that we become aware of a termination, we will use commercially reasonable efforts to minimize any such penalties. Moreover, a termination might either accelerate the application of, or subject us to, any tax legislation enacted before the termination. We have experienced terminations in the past, and it is likely that we will experience terminations in the future. The IRS has announced a publicly traded partnership technical termination relief program whereby, if the taxpayer requests relief and such relief is granted by the IRS, among other things, the partnership would only have to provide one Schedule K-1 to most holders of shares for the year notwithstanding two partnership tax years.

We could incur a significant tax liability if the Internal Revenue Service successfully asserts that the "anti-stapling" rules apply to certain of our subsidiaries, which could result in a reduction in cash flow and after-tax return for holders of common shares and thus could result in a reduction of the value of those common shares.

        If we were subject to the "anti-stapling" rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning (i) more than 50% of the value of both a domestic corporate subsidiary and a foreign corporate subsidiary, or (ii) more than 50% of both a REIT and a domestic or foreign corporate subsidiary. If the "anti-stapling" rules applied, our foreign corporate subsidiaries would be treated as domestic corporations, which would cause those entities to be subject to United States federal corporate income taxation, and any REIT subsidiary would be treated as a single entity with our domestic and foreign corporate subsidiaries for purposes of the REIT qualification requirements, which could result in the REIT subsidiary failing to qualify as a REIT and being subject to United States federal corporate income taxation. Currently, we have several subsidiaries that could be affected if we were subject to the "anti-stapling" rules, including one subsidiary taxed as a REIT and several foreign and domestic corporate subsidiaries. Because we own, or are treated as owning, a substantial proportion of our assets directly for United States federal income tax purposes, we do not believe that the "anti-stapling" rules have applied or will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of common shares and thus could result in a reduction of the value of those shares.

Tax exempt holders of our common shares will likely recognize significant amounts of "unrelated business taxable income."

        An organization that is otherwise exempt from United States federal income tax is nonetheless subject to taxation with respect to its "unrelated business taxable income" ("UBTI"). Generally, a tax-exempt partner of a partnership would be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partner interest itself is debt-financed. Because we have incurred "acquisition indebtedness" with respect to certain equity and debt securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded entities for United States federal income tax purposes), a proportionate share of a holder's income from us with respect to such securities will be treated as UBTI. In addition, we have made and may make investments, such as investments in natural resources, that likely will generate income treated as effectively connected with a United States trade or business. Accordingly, tax-exempt holders of our shares will likely recognize significant amounts of UBTI. Tax-exempt holders of our shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our shares.

Although we anticipate that our foreign corporate subsidiaries will not be subject to United States federal income tax on a net basis, no assurance can be given that such subsidiaries will not be subject to United States federal income tax on a net basis in any given taxable year.

        We anticipate that our foreign corporate subsidiaries will generally continue to conduct their activities in such a way as not to be deemed to be engaged in a United States trade or business and not to be subject to United States federal income tax. There can be no assurance, however, that our foreign corporate subsidiaries will not pursue investments or engage in activities that may cause them to be engaged in a United States trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign corporate subsidiaries would not become subject to United States federal income tax. Further, there can be no assurance that unanticipated activities of our foreign subsidiaries would not cause such subsidiaries to become subject to United States federal income tax. If any of our foreign corporate subsidiaries became subject to United States federal income tax (including the United States branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares and any other securities we may issue. Our foreign corporate subsidiaries are generally not expected to be subject to United States federal income tax on a net basis, and such subsidiaries may receive income that is subject to withholding taxes imposed by the United States or other countries.

Certain of our investments may subject us to United States federal income tax and could have negative tax consequences for our shareholders.

        A portion of our distributions likely will constitute "excess inclusion income." Excess inclusion income is generated by residual interests in real estate mortgage investment conduits ("REMICs") and taxable mortgage pool arrangements owned by REITs. We own through a disregarded entity a small number of REMIC residual interests. In addition, KFH II has entered into financing arrangements that are treated as taxable mortgage pools. We will be taxable at the highest corporate income tax rate on any excess inclusion income from a REMIC residual interest that is allocable to the percentage of our shares held in record name by disqualified organizations. Although the law is not clear, we may also be subject to that tax if the excess inclusion income arises from a taxable mortgage pool arrangement owned by a REIT in which we invest. Disqualified organizations are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business tax (including certain state pension plans and charitable remainder trusts). They are permitted to own our shares. Because this tax would be imposed on us, all of the holders of our shares, including holders that are not disqualified organizations, would bear a portion of the tax cost associated with our ownership of REMIC residual interests and with the classification of any of our REIT subsidiaries or a portion of the assets of any of our REIT subsidiaries as a taxable mortgage pool. A RIC or other pass-through entity owning our shares may also be subject to tax at the highest corporate rate on any excess inclusion income allocated to their record name owners that are disqualified organizations. Nominees who hold our common shares on behalf of disqualified organizations also potentially may be subject to this tax.

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

        Tax legislation enacted in 2003, 2006 and 2010 reduced the maximum United States federal income tax rate on certain corporate dividends payable to taxpayers taxed at individual rates to 15% through 2012. Dividends payable by, or certain income inclusions derived with respect to the ownership of, passive foreign investment companies ("PFICs"), certain controlled foreign corporations ("CFCs"), and REITs, however, are generally not eligible for the reduced rates. We have treated and intend to continue to treat our foreign corporate subsidiaries as the type of CFCs whose income inclusions are not eligible for lower tax rates on dividend income. Although this legislation does not generally change the taxation of our foreign corporate subsidiaries and REITs, the more favorable rates applicable to regular corporate dividends could cause investors taxed at individual rates to perceive investments in PFICs, CFCs or REITs, or in companies such as us, whose holdings include foreign corporations and REITs, to be relatively less attractive than holdings in the stocks of non-CFC, non-PFIC and non-REIT corporations that pay dividends, which could adversely affect the value of our shares and any other securities we may issue.

Withholding tax may apply to the portion of our distributions that constitute "withholdable payments" and proceeds of sales in respect of our common shares after December 31, 2012.

        Under current law, holders of our shares that are not United States persons are generally be subject to United States federal withholding tax at the rate of 30% (or such lower rate provided by an applicable tax treaty) on their share of our gross income from dividends, interest (other than interest that constitutes "portfolio interest" within the meaning of the Code) and certain other income that is not treated as effectively connected with a United States trade or business. For payments made after December 31, 2012, in addition to this withholding tax that currently applies, a United States federal withholding tax at a 30% rate will apply to "withholdable payments" made to foreign financial institutions (and their more than 50% affiliates) unless the payee foreign financial institution agrees, among other things, to disclose the identity of certain United States persons and United States owned foreign entities with accounts at the institution (or the institution's affiliates) and to annually report certain information about such accounts. "Withholdable payments" include payments of interest (including original issue discount), dividends, and other items of fixed or determinable annual or periodical gains, profits, and income, in each case, from sources within the United States, as well as gross proceeds from the sale of any property of a type which can produce interest or dividends from sources within the United States. The withholding tax will also apply to withholdable payments to certain foreign entities that do not disclose the name, address, and taxpayer identification number of any substantial United States owners (or certify that they do not have any substantial United States owners). We expect that some or all of our distributions will constitute "withholdable payments." Thus, if a holder holds our shares through a foreign financial institution or foreign corporation or trust, a portion of payments to such holder made after December 31, 2012 may be subject to 30% withholding.

        If we are required to withhold any United States federal withholding tax on distributions made to any holder of our shares, we will pay such withheld amount to the IRS. That payment, if made, will be treated as a distribution of cash to the holder of the shares with respect to whom the payment was made and will reduce the amount of cash to which such holder would otherwise be entitled.

Ownership limitations in the operating agreement that apply so long as we own an interest in a REIT, such as KFH II, may restrict a change of control in which our holders might receive a premium for their shares.

        In order for KFH II to continue to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year and its shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. We intend for KFH II to be owned, directly or indirectly, by us and by holders of the preferred shares issued by KFH II. In order to preserve the REIT status of KFH II and any future REIT subsidiary, the operating agreement generally prohibits, subject to exceptions, any person from beneficially owning or constructively owning shares in excess of 9.8% in value or in number of our outstanding shares, whichever is more restrictive, excluding shares not treated as outstanding for United States federal income tax purposes. This restriction may be terminated by our board of directors if it determines that it is no longer in our best interests for KFH II to continue to qualify as a REIT under the Code or that compliance with those restrictions is no longer required to qualify as a REIT, and our board of directors may also, in its sole discretion, exempt a person from this restriction.

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

        We intend that KFH II will continue to operate in a manner so as to qualify to be taxed as a REIT for United States federal income tax purposes. No ruling from the IRS, however, has been or will be sought with regard to the treatment of KFH II as a REIT for United States federal income tax purposes, and its ability to qualify as a REIT depends on its satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Accordingly, no assurance can be given that KFH II will satisfy such requirements for any particular taxable year. If KFH II were to fail to qualify as a REIT in any taxable year, it would be subject to United States federal income tax, including any applicable alternative minimum tax, on its net taxable income at regular corporate rates, and distributions would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and could materially reduce the amount of cash available for distribution to us, which in turn would materially reduce the amount of cash available for distribution to holders of our shares and could have an adverse impact on the value of those shares and any other securities we may issue. Unless entitled to relief under certain Code provisions, KFH II also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT.

The IRS Schedules K-1 we will provide will be significantly more complicated than the IRS Forms 1099 provided by REITs and regular corporations, and holders of our common shares may be required to request an extension of the time to file their tax returns.

        Holders of our common shares are required to take into account their allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with their taxable year. We will use reasonable efforts to furnish holders of our common shares with tax information (including IRS Schedule K-1), which describes their allocable share of such items for our preceding taxable year, as promptly as possible. However, we may not be able to provide holders of our common shares with tax information on a timely basis. Because holders of our common shares will be required to report their allocable share of each item of our income, gain, loss, deduction, and credit on their tax returns, tax reporting for holders of our common shares will be significantly more complicated than for shareholders in a REIT or a regular corporation. In addition, delivery of this information to holders of our common shares will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from an investment in which we hold an interest. It is therefore possible that, in any taxable year, holders of our common shares will need to apply for extensions of time to file their tax returns.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        Our administrative and principal executive offices are located at 555 California Street, 50th Floor, San Francisco, California 94104 and are leased by our Manager. We do not own any real estate or other physical properties materially important to our operations.

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

        On August 7, 2008, the members of our board of directors and certain of our former executive officers and we were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the "Charter Litigation"). On March 13, 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of our board of directors and named as defendants only our former chief executive officer Saturnino S. Fanlo, our former chief operating officer David A. Netjes, our former chief financial officer Jeffrey B. Van Horn and us. The amended complaint alleges that our April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act, regarding the risks and potential losses associated with our real estate-related assets, our ability to finance our real estate-related assets and the adequacy of our loss reserves for our real estate-related assets. The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, Messrs. Fanlo, Netjes and Van Horn each have legal responsibility for the alleged Section 11 violation. On April 27, 2009, the defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act. On November 17, 2010, the Court granted the defendant's motion and dismissed the case with prejudice. Plaintiffs' time to take an appeal expired and the judgment was final.

        On August 15, 2008, the members of our board of directors and our executive officers (collectively, the "Kostecka Individual Defendants") were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the "California Derivative Action"). We are named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of our April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated January 8, 2009, the Court approved the parties' stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or we file an answer to the Charter Litigation. On November 17, 2010, the Court dismissed the Charter Litigation with prejudice and that judgment was final. The plaintiff in the California Derivative Action subsequently agreed to withdraw his complaint, and a stipulated order dismissing the California Derivative Action was entered on February 14, 2011.

        On March 23, 2009, the members of our board of directors and certain of our executive officers (collectively, the "Haley Individual Defendants") were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New York (the "New York Derivative Action"). We are named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of our April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated June 18, 2009, the Court approved the parties' stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or we file an answer to the Charter Litigation. On November 17, 2010, the Court dismissed the Charter Litigation with prejudice and that judgment was final. The plaintiff in the New York Derivative Action subsequently agreed to withdraw his complaint, and a stipulated order dismissing the New York Derivative Action was entered on February 4, 2011.

Item 4.    [REMOVED AND RESERVED]

 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are traded on the NYSE under the symbol "KFN."

        On February 22, 2011, the closing price of our common shares, as reported on the NYSE, was $9.73. The following table sets forth the high and low sale prices for our common shares for the period indicated as reported on the NYSE:

	Sales Price
	High	Low
Year ended December 31, 2009
First Quarter ended March 31, 2009	$2.64	$0.40
Second Quarter ended June 30, 2009	$2.35	$0.78
Third Quarter ended September 30, 2009	$5.25	$0.75
Fourth Quarter ended December 31, 2009	$5.95	$4.10
Year ended December 31, 2010
First Quarter ended March 31, 2010	$8.50	$5.55
Second Quarter ended June 30, 2010	$9.49	$7.01
Third Quarter ended September 30, 2010	$8.95	$7.02
Fourth Quarter ended December 31, 2010	$9.50	$8.50

        As of February 22, 2011, we had 178,123,525 issued and outstanding common shares that were held by 86 holders of record. The 86 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common shares.

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

        The following table shows the distributions declared for our 2010 and 2009 fiscal years:

Year ended December 31, 2009	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2009	—	—	$—
Second Quarter ended June 30, 2009	—	—	$—
Third Quarter ended September 30, 2009	December 7, 2009	December 21, 2009	$0.05
Fourth Quarter ended December 31, 2009	February 18, 2010	March 4, 2010	$0.07

Year ended December 31, 2010	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2010	May 14, 2010	May 28, 2010	$0.10
Second Quarter ended June 30, 2010	August 18, 2010	September 1, 2010	$0.12
Third Quarter ended September 30, 2010	November 17, 2010	December 1, 2010	$0.14
Fourth Quarter ended December 31, 2010	February 18, 2011	March 4, 2011	$0.15

Equity Compensation Plan Information

        The following table summarizes the total number of securities outstanding in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plan not approved by shareholders	1,932,279	$20.00	1,889,392

(1)
The 2007 Share Incentive Plan authorizes a total of 8,464,625 shares that may be used to satisfy awards including restricted shares and share options. As such, the total number of securities remaining available for future issuance is net of 4,585,464 restricted shares already issued and 57,500 common share options already exercised. See "Item 8. Financial Statements and Supplementary Data—Note 12. Common Shares, Restricted Shares and Share Options" of this Annual Report on Form 10-K for further discussion on the 2007 Share Incentive Plan.

 Five Year Total Return Comparison

        The following graph presents a total return comparison from a $100 investment in our common shares on December 31, 2005 to the Standard & Poor's 500 Index ("S&P 500 Index") and the Russell 1000 Index ("Russell 1000").

        We obtained information for the table below from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2005, and that all dividends were reinvested. The total return performance shown on the graph is not necessarily indicative of future total return performance.

Share Price Performance Graph

	Base Period	Years Ending
	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
KKR Financial Holdings LLC	100	121	71	9	33	55
S&P 500 Index	100	116	123	74	98	112
Russell 1000	100	116	123	74	99	114

Recent Sales of Unregistered Securities

        During fiscal year 2010, the Compensation Committee of our board of directors granted to our non-employee directors an aggregate of 52,808 restricted common shares pursuant to our 2007 Share Incentive Plan. Each of these grants vests in one-third increments on the first three anniversaries of the date of grant. In addition, during fiscal year 2010, our non-employee directors deferred a total of $0.4 million in cash compensation in exchange for 50,749 shares of phantom shares pursuant to the

KKR Financial Holdings LLC Non-Employee Directors' Deferred Compensation and Share Award Plan.

        The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. For further discussion of the 2007 Share Incentive Plan, see "Item 8. Financial Statements and Supplementary Data—Note 12. Common Shares, Restricted Shares and Share Options" of this Annual Report on Form 10-K.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The selected financial data should be read together with the more detailed information contained in the consolidated financial statements and associated notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	Year ended December 31, 2006
Consolidated Statements of Operations Data:
Net investment income (loss):
Total investment income	$505,359	$572,725	$948,588	$872,373	$627,933
Interest expense	131,700	268,087	521,313	556,565	430,384
Interest expense to affiliates	25,152	21,287	43,301	60,939	—
Provision for loan losses	29,121	39,795	481,488	25,000	—

Net investment income (loss)	319,386	243,556	(97,514)	229,869	197,549
Other income (loss):
Total other income (loss)	143,352	(96,275)	(906,837)	62,012	20,753
Non-investment expenses:
Related party management compensation	69,125	44,323	36,670	52,535	65,298
General, administrative and directors expenses	16,516	10,393	19,038	18,294	12,892
Professional services	5,331	7,384	8,098	4,706	4,903
Loan servicing	—	7,961	9,444	11,346	14,341

Total non-investment expenses	90,972	70,061	73,250	86,881	97,434

Income (loss) from continuing operations before equity in income of unconsolidated affiliate and income tax expense	371,766	77,220	(1,077,601)	205,000	120,868
Equity in income of unconsolidated affiliate	—	—	—	12,706	5,722

Income (loss) from continuing operations before income tax expense	371,766	77,220	(1,077,601)	217,706	126,590
Income tax expense	702	284	107	256	964

Income (loss) from continuing operations	371,064	76,936	(1,077,708)	217,450	125,626
Income (loss) from discontinued operations	—	—	2,668	(317,655)	9,706

Net income (loss)	$371,064	$76,936	$(1,075,040)	$(100,205)	$135,332

Net income (loss) per common share:
Basic
Income (loss) per share from continuing operations	$2.33	$0.50	$(7.71)	$2.38	$1.53

Income (loss) per share from discontinued operations	$—	$—	$0.02	$(3.53)	$0.12

Net income (loss) per share	$2.33	$0.50	$(7.69)	$(1.15)	$1.65

Diluted
Income (loss) per share from continuing operations	$2.32	$0.50	$(7.71)	$2.38	$1.53

Income (loss) per share from discontinued operations	$—	$—	$0.02	$(3.53)	$0.12

Net income (loss) per share	$2.32	$0.50	$(7.69)	$(1.15)	$1.65

Weighted average number of common shares outstanding:
Basic	157,936	153,756	140,027	89,953	79,626

Diluted	158,771	153,756	140,027	89,953	79,926

Distributions declared per common share	$0.43	$0.05	$1.30	$2.16	$1.86

(in thousands, except per share data)	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006
Consolidated Balance Sheets Data:
Cash and cash equivalents	$313,829	$97,086	$41,430	$524,080	$5,125
Restricted cash and cash equivalents	571,425	342,706	1,233,585	1,067,797	137,992
Securities available-for-sale	838,894	755,686	555,965	1,359,541	964,440
Corporate loans, net of allowance for loan losses	5,857,816	5,617,925	7,246,797	8,634,208	3,334,260
Corporate loans held for sale	463,628	925,718	324,649	—	—
Residential mortgage-backed securities	93,929	47,572	102,814	131,688	169,102
Residential mortgage loans(1)	—	2,097,699	2,620,021	3,921,323	4,957,450
Equity investments, at estimated fair value	99,955	120,269	5,287	—	—
Assets of discontinued operations	—	—	—	3,049,758	7,596,129
Total assets	8,418,412	10,300,005	12,515,082	19,046,025	17,565,177
Total borrowings	6,642,455	8,970,591	11,461,610	13,425,106	8,681,157
Liabilities of discontinued operations	—	—	—	3,644,083	7,083,230
Total liabilities	6,775,364	9,133,347	11,851,737	17,401,486	15,841,746
Total shareholders' equity	1,643,048	1,166,658	663,345	1,644,539	1,723,431
Book value per common share	$9.24	$7.37	$4.40	$14.27	$21.42

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

Executive Overview

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our manager with the objective of generating both current income and capital appreciation. We primarily invest in financial assets such as below investment grade corporate debt, marketable equity securities and private equity. Additionally, we have made and may make additional investments in other asset classes including natural resources and real estate. Below investment grade corporate debt includes senior secured and unsecured loans, mezzanine loans, high yield bonds, and distressed and stressed debt securities.

        The corporate loans we invest in are primarily referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of our corporate debt investments are held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for our corporate debt investments. The senior secured notes issued by the CLO transactions are primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of five cash flow CLO transactions, KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1") and KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A" and, together with CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1, each a "Cash Flow CLO" and, collectively the "Cash Flow CLOs"). We execute our core business strategy through majority-owned subsidiaries, including CLOs.

        We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. Our common shares are publicly traded on the New York Stock Exchange ("NYSE") under the symbol "KFN". We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

        We are managed by KKR Financial Advisors LLC (our "Manager"), a wholly-owned subsidiary of KKR Asset Management LLC (formerly known as Kohlberg Kravis Roberts & Co. (Fixed Income) LLC), pursuant to a management agreement (the "Management Agreement"). KKR Asset Management LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

  Business Environment

        During 2010, the high yield debt markets experienced continued price appreciation with the S&P/LSTA Loan index returning 10.2% for 2010 and the Merrill Lynch High Yield Master II index returning 15.2% for 2010. The double digit increases in asset prices witnessed in both the leveraged loan and high yield markets benefited our corporate debt portfolio with the weighted average estimated market value of our corporate loan portfolio increasing 8.3% from 87.0% of par value as of December 31, 2009, to 94.2% of par value as of December 31, 2010, and the weighted average estimated market value of our corporate debt securities portfolio increasing 9.6% from 90.4% as of December 31, 2009, to 99.1% as of December 31, 2010.

  Summary of Results

        Our net income for the year ended December 31, 2010 totaled $371.1 million (or $2.32 per diluted common share), as compared to net income of $76.9 million (or $0.50 per diluted common share) and net loss of $1.1 billion (or $7.69 per diluted common share), for the years ended December 31, 2009 and 2008, respectively. The increase in net income of $294.1 million from 2009 to 2010 is attributable to an increase in net investment income of $75.8 million and an increase in other income of $239.6 million primarily due to realized gains on the sale of certain corporate debt securities driven by capital appreciation, partially offset by an increase in non-investment expenses of $20.9 million. The increase in net income of $1.2 billion from 2008 to 2009 is attributable to an increase in net investment income of $341.1 million and an increase in other income of $810.6 million due to the 2008 economic crisis that resulted in historic asset price declines and us recording a provision for loan losses totaling $481.5 million and impairment losses totaling $474.5 million. The components of these amounts for the years ended December 31, 2010, 2009, and 2008 are detailed further below under "Results of Operations."

  Funding Activities

        On January 15, 2010, we issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 ("7.5% Notes"). The 7.5% Notes bear interest at a rate of 7.5% per year on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. We may satisfy our obligation with respect to 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per common share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of December 31, 2010, the conversation rate for each $1,000 principal amount of 7.5% Notes was 125.6251 common shares. Net proceeds from the offering totaled $167.3 million, reflecting gross proceeds of $172.5 million from the issuance less $5.2 million for underwriting fees.

        During 2010, we repurchased $95.2 million par amount of our 7.0% convertible senior notes due 2012, reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of December 31, 2010. These transactions resulted in a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during 2010.

        On May 3, 2010, we entered into a credit agreement for a four-year $210.0 million asset-based revolving credit facility (the "2014 Facility"), maturing on May 3, 2014, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified financial assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We may obtain additional commitments under the 2014 Facility so long as the aggregate amount of commitments at any time does not exceed $600.0 million. On May 5, 2010, we obtained additional commitments of $40.0 million, bringing the total amount of commitments under the 2014 Facility to $250.0 million.

        We have the right to prepay loans under the 2014 Facility in whole or in part at any time. Loans under the 2014 Facility bear interest at a rate equal to the London interbank offered rate ("LIBOR") plus 3.25% per annum. The 2014 Facility contains customary covenants applicable to us, including a restriction from making annual distributions to holders of common shares in excess of 65% of our estimated annual taxable income.

        On May 26, 2010, we terminated our credit agreement, dated as of November 10, 2008 and maturing on November 10, 2011 (the "2011 Credit Agreement"). The 2011 Credit Agreement was terminated in connection with our initial borrowing under our new credit facility entered into on May 3, 2010 as described above. At the time of termination, there was $150.0 million of borrowings outstanding under the 2011 Credit Agreement which we repaid.

        On November 5, 2010, we entered into a credit agreement for a five-year $49.7 million asset-based revolving credit facility (the "2015 Natural Resources Facility"), maturing on November 5, 2015, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us.

        As of December 31, 2010, we had $18.4 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, we had a letter of credit outstanding totaling $1.0 million as of December 31, 2010.

        As of December 31, 2010, we believe we were in compliance with the covenant requirements for both credit facilities.

  Common Share Offering

        On December 13, 2010, we completed an underwritten public offering of 18,000,000 common shares at a price of $9.04 per share, resulting in gross proceeds of $162.7 million. We also granted the underwriter a 30 day option to purchase up to 2,700,000 additional common shares solely to cover over-allotments. On December 28, 2010, the underwriter exercised its option and purchased 1,436,000 shares, resulting in an additional $13.0 million of gross proceeds. The total proceeds from this offering will be used to acquire assets in accordance with our core business strategy and for general corporate purposes.

  Consolidation

        Effective January 1, 2010, we adopted new guidance that amended the accounting for the transfers of financial assets, eliminated the concept of a qualified special purpose entity and significantly changed the criteria by which an enterprise determines whether or not it must consolidate a variable interest entity ("VIE"). Under the new guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE's economic performance and either the obligation to absorb losses of the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.

        As a result of the adoption of the new guidance regarding the amended consolidation model based on power and economics, we determined that six residential mortgage loan securitization trusts, which were previously consolidated by us as we were deemed to be the primary beneficiary, were required to be deconsolidated. We determined that we did not have the power to direct the activities that most significantly impacted the economic performance of the securitization trusts or the performance of the securitization trusts' underlying asset and deconsolidated them as of January 1, 2010. This resulted in the reduction of both assets and liabilities of approximately $2.0 billion. In addition, loan interest income, interest expense, loan servicing expense, and net unrealized and realized gain (loss) associated with the residential mortgage loan securitization trusts are no longer reported on our consolidated financial statements. Our deconsolidation of the six residential mortgage loan securitization trusts had no net impact on shareholders' equity, results of operations and cash flows.

        CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and KKR Financial CLO 2009-1, Ltd. ("CLO 2009-1") are all VIEs that we consolidate as we have determined we have the power to direct the activities that most significantly impact these entities' economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

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

  Cash Distributions to Shareholders

        During 2010, we paid aggregate cash distributions totaling $68.1 million. The amount and timing of our distributions to our common shareholders are determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions under borrowing agreements and our liquidity needs.

        As discussed above, the 2014 Facility contains negative covenants that restrict our ability, among other things, to pay dividends or make certain other restricted payments, including a prohibition on distributions to our shareholders in an amount in excess of what would be required to pay all federal, state and local income taxes arising from the taxable income and gain that our shareholders incur in connection with the ownership of our common shares. In addition, no dividends shall be paid if a deficiency in the required collateral per the agreement exists or would exist as a result of such dividend.

  Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (which are treated as partnerships or disregarded entities for United States federal income tax purposes) and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of our taxable income during such year.

  Investment Portfolio

  Overview

        As discussed above, the majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. On an unconsolidated basis, our investment portfolio primarily consists of the following as of December 31, 2010: (i) mezzanine and subordinated tranches of CLO transactions with an aggregate par amount of $1.1 billion; (ii) corporate loans with an aggregate par amount of $550.6 million and an estimated fair value of $466.8 million; (iii) corporate debt securities with an aggregate par amount of $114.3 million and an estimated fair value of $107.7 million; (iv) residential mortgage-backed securities ("RMBS") with a par amount of $227.9 million and estimated fair value of $93.9 million; and (v) equity and private equity investments with an estimated fair value of $96.3 million. In addition, we hold oil and gas assets as well as other investments including credit default swap transactions, commodity derivatives, commodity derivatives, foreign exchange hedges and interest rate swaps.

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

        These investments have an aggregate par balance of $7.8 billion, an aggregate net amortized cost of $7.2 billion and an aggregate estimated fair value of $7.4 billion as of December 31, 2010. Included in these amounts is $7.1 billion par amount or $6.8 billion estimated fair value of investments held in our five Cash Flow CLOs through which we finance the majority of our corporate debt investments. These Cash Flow CLOs have aggregate secured notes outstanding totaling $5.6 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $366.1 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. As we hold the majority of the subordinated notes in each of the five CLOs, we consolidate all five of the CLOs and reflect all income and losses related to the assets in these CLOs on our consolidated statement of operations even though a minority interest in two of our CLO transactions is not held by us.

  RMBS Investments

        Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $93.9 million as of December 31, 2010.

  Natural Resources Investments

        During the fourth quarter of 2010, we acquired working interests in U.S. producing oil and gas fields for approximately $32.8 million, of which $18.4 million was financed with a five-year $49.7 million non-recourse, asset-based revolving credit facility maturing November 5, 2015. See "Sources of Funds—Asset-Based Borrowing Facility" for further discussion.

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

  The types of assets generally included in this category are equity securities listed in active markets.

  Level 2:    Inputs other than quoted prices included in Level 1 are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

  The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, certain securities sold, not yet purchased and certain financial instruments classified as derivatives where the fair value is based on observable market inputs.

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

  The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, at estimated fair value, RMBS, residential mortgage loans, residential mortgage-backed securities issued ("RMBS Issued") and certain derivatives.

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

        The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The variability of the observable inputs affected by the factors described above may cause transfers between Levels 1, 2, and/or 3, which we recognize at the end of the reporting period.

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

        Equity Investments, at Estimated Fair Value:    Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on a market and income (discounted cash flow) approach, from which various internal and external factors are considered. Factors include the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparable securities, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

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

  Share-Based Compensation

        We account for share-based compensation issued to members of our board of directors and our Manager using the fair value based methodology in accordance with GAAP. We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common shares that we issued to members of our board of directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent the awards have not vested. Unvested restricted common shares are valued using observable secondary market prices. Unvested common share options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common shares and common share options that we granted to our Manager using the graded vesting attribution method.

        Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the year ended December 31, 2010, share-based compensation totaled $6.9 million. As of December 31, 2010, substantially all of the non-vested restricted common shares issued are subject to remeasurement. As of December 31, 2010, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $1.1 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of December 31, 2010, the common share options were fully vested and expire in August 2014. As of December 31, 2010, future unamortized share-based compensation totaled $1.3 million, of which $1.0 million, $0.2 million, and an immaterial amount will be recognized in 2011, 2012 and 2013, respectively.

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

        We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of December 31, 2010, the estimated fair value of our net derivative liabilities totaled $57.0 million.

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

        This process involves a considerable amount of judgment by our management. As of December 31, 2010, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $3.6 million, which if not recovered may result in the recognition of future losses. During the year ended December 31, 2010, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $2.6 million.

  Allowance for Loan Losses

        Our corporate loan portfolio is comprised of a single portfolio segment which includes one class of financing receivables, that is, high yield loans that are purchased via assignment or participation in either the primary or secondary market and are held primarily for investment. High yield loans are generally characterized as having below investment grade ratings or being unrated and generally consist of leveraged loans.

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

        The unallocated component of our allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer's capital structure. The seniority classifications assigned to loans are senior secured, second lien and subordinate. Senior secured consists of loans that are the most senior debt in an issuer's capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured loans often have a first lien on some or all of the issuer's assets. Second lien consists of loans that are secured by a second lien interest on some or all of the issuer's assets; however, the loan is subordinate to the first lien debt in the issuer's capital structure. Subordinate consists of loans that are generally unsecured and subordinate to other debt in the issuer's capital structure.

        There are three internally assigned risk grades that are applied to loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of probable loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of loss, there are issuer and/or industry specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All loans held for investment, with the exception of loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

        We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of December 31, 2010, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio's performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations.

        As of December 31, 2010, our allowance for loan losses totaled $209.0 million.

Recent Accounting Pronouncements

  Financing Receivables and Allowance for Credit Losses

        In July 2010, the FASB issued new guidance to amend existing disclosure requirements to provide a greater level of disaggregated information about the credit quality of financing receivables and allowance for credit losses. The two levels of disaggregation defined by the FASB are portfolio segment and class of financing receivable. The amendments also require an entity to disclose credit quality indicators, past due information, and modifications of financing receivables. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. We have included the required disclosures in our consolidated financial statements.

Results of Operations

  Summary

        The following discussion presents an analysis of our results of operations on a comparative basis for the fiscal years ended December 2010, 2009 and 2008. Our results of operations may be materially affected by market fluctuations and current economic events, particularly in the fixed income and equity markets.

        A summary of key financial results year over year were as follows (amounts in thousands, except per share information):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net investment income (loss)	$319,386	$243,556	$(97,514)
Total other income (loss)	143,352	(96,275)	(906,837)
Total non-investment expenses	90,972	70,061	73,250

Income (loss) from continuing operations before income tax expense	371,766	77,220	(1,077,601)
Income tax expense	702	284	107

Income (loss) from continuing operations	371,064	76,936	(1,077,708)
Income from discontinued operations	—	—	2,668

Net income (loss)	$371,064	$76,936	$(1,075,040)

Income (loss) per share from continuing operations—diluted	$2.32	$0.50	$(7.71)
Income (loss) per share from discontinued operations—diluted	$—	$—	$0.02
Net income (loss) per share—diluted	$2.32	$0.50	$(7.69)

  Net Investment Income (Loss)

        The following table presents the components of our net investment income (loss) for the years ended December 31, 2010, 2009 and 2008:

Comparative Net Investment Income (Loss) Components
(Amounts in thousands)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment Income:
Corporate loans and securities interest income	$369,387	$380,704	$696,213
Residential mortgage loans and securities interest income	23,924	120,985	178,106
Other investment income	1,064	580	22,584
Dividend income	2,266	339	2,629
Net discount accretion	108,718	70,117	49,056

Total investment income	505,359	572,725	948,588

Interest Expense:
Repurchase agreements	—	—	34,407
Collateralized loan obligation secured notes	59,242	112,798	284,782
Senior secured credit facility	12,852	16,356	15,684
Secured demand loan	—	—	348
Convertible senior notes	28,171	20,444	21,825
Junior subordinated notes	15,600	16,610	21,974
Residential mortgage-backed securities issued	—	82,052	130,046
Interest rate swaps	15,562	14,432	7,800
Other interest expense	273	5,395	4,447

Total interest expense	131,700	268,087	521,313
Interest expense to affiliates	25,152	21,287	43,301
Provision for loan losses	29,121	39,795	481,488

Net investment income (loss)	$319,386	$243,556	$(97,514)

        Due to our adoption of the new guidance related to consolidation of variable interest entities (as described above under "Executive Overview"), certain amounts for the years ended December 31, 2009 and 2008, which were related to the six residential mortgage loan securitization trusts that we deconsolidated effective January 1, 2010, should be disregarded for comparative purposes. For the years ended December 31, 2009 and 2008, residential mortgage-backed securities issued RMBS Issued interest expense totaled $82.1 million and $130.0 million, respectively, and residential mortgage loans interest income totaled $90.0 million and $139.5 million, respectively, related to the six residential mortgage loan securitization trusts which were deconsolidated.

2010 and 2009

        As presented in the table above, net investment income increased by $75.8 million from $243.6 million for 2009 to $319.4 million for 2010. Total investment income, consisting primarily of interest income and discount accretion from our investment portfolio, totaled $505.4 million for 2010 as compared to $572.7 million for 2009. The decrease in total investment income of approximately $67.4 million is primarily attributable to two factors. First, the majority of our investment portfolio is floating rate and indexed to either one-month or three-month LIBOR. The average one-month and three-month LIBOR rates were 0.27% and 0.34%, respectively, for 2010, as compared to 0.33% and

0.69%, respectively, for 2009. Accordingly, the declines in LIBOR significantly reduced interest income earned from our investment portfolio in 2010 as compared to 2009. The second factor that contributed to lower investment income was the reduced size of our investment portfolio during 2010 as compared to 2009. The par value of our corporate loan portfolio decreased by approximately $0.4 billion, or 5.9%, from $7.4 billion as of December 31, 2009 to $6.9 billion as of December 31, 2010. The decline in the par balances of our corporate loans was partially attributable to additional paydowns during 2010. The decrease in investment income on our corporate debt portfolio was partially offset by an increase in net discount accretion of $38.6 million. A significant portion of the net discount accretion was due to accelerated accretion from prepayments on our corporate debt portfolio. During 2010, our corporate debt portfolio had paydowns of $1.7 billion par value, as compared to $659.9 million par value during 2009.

        Interest expense decreased by approximately $136.4 million from $268.1 million for 2009 to $131.7 million for 2010. Similar to the decline in total investment income, the decline in interest expense is primarily attributable to the decline in LIBOR as the majority of our debt is floating rate, and reduced debt balances in 2010. The largest decline in debt was attributable to the decline in CLO senior secured notes of approximately $37.4 million from $5.7 billion as of December 31, 2009 to $5.6 billion as of December 31, 2010. The decline in CLO senior secured notes was primarily attributable to the retirement of the $1.6 billion of senior secured notes during 2009 that were issued by Wayzata.

2009 and 2008

        Net investment income increased by $341.1 million from a loss of $97.5 million for 2008 to income of $243.6 million for 2009. Total investment income, consisting primarily of interest income and discount accretion from our investment portfolio, totaled $572.7 million for 2009 as compared to $948.6 million for 2008. The decrease in total investment income of approximately $375.9 million is primarily attributable to a significant decline in rates earned on our assets and volume of our investment portfolio. The average one-month and three-month LIBOR rates were 0.33% and 0.69%, respectively, for 2009, compared to 2.67% and 2.91%, respectively, for 2008. In addition, the par value of our corporate loan portfolio decreased by approximately $1.1 billion, or 12.9%, from $8.5 billion as of December 31, 2008 to $7.4 billion as of December 31, 2009. The par value of our corporate debt securities portfolio decreased by approximately $0.4 billion, or 33.3%, from $1.2 billion as of December 31, 2008 to $0.8 billion as of December 31, 2009. The decline in the par balances of our corporate loans and bonds was primarily attributable to sales of assets undertaken as part of the retirement of CLO 2009-1 (previously Wayzata) that occurred during 2009.

        Interest expense decreased by approximately $253.2 million, or 48.6%, from $521.3 million for 2008 to $268.1 million for 2009. Similar to the decline in total investment income, the decline in interest expense is primarily attributable to the decline in LIBOR as the majority of our debt is floating rate, as well as reduced debt balances in 2009 as compared to 2008. The largest decline in debt was attributable to the decline in CLO senior secured notes of approximately $1.8 billion, or 24.0%, from $7.5 billion as of December 31, 2008, to $5.7 billion as of December 31, 2009. The decline in CLO senior secured notes was primarily attributable to the retirement of the $1.6 billion of senior secured notes during 2009 that were issued by Wayzata.

        The last significant contributor to the increase in net investment income from 2008 to 2009 was a reduction in the amount of expense recorded as a provision for loan losses. During 2008, we recorded a provision for loan losses of $481.5 million, which was $441.7 million higher than the $39.8 million provision for loan losses recorded during 2009. The provision for loan losses recorded in 2008 was in response to rapidly deteriorating market conditions that were deemed to have a material negative impact on our investment portfolio. The amount of provision for loan losses that we recognize is a function of the balance that we deem necessary to reserve for losses that we estimate to be inherent in our corporate loan investment portfolio. Our allowance for loan losses is described in further detail under "Investment Portfolio" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Other Income (Loss)

        The following table presents the components of other income (loss) for the years ended December 31, 2010, 2009 and 2008:

Comparative Other Income (Loss) Components
(Amounts in thousands)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaps	$311	$(3,328)	$3,108
Commodity swaps	(226)	—	—
Credit default swaps	1,970	17,632	41,177
Total rate of return swaps	1,771	45,607	(188,829)
Common stock warrants	663	457	(799)
Foreign exchange(1)	(9,183)	540	4,024

Total realized and unrealized (loss) gain on derivatives and foreign exchange	(4,694)	60,908	(141,319)
Net realized loss on residential mortgage-backed securities and residential mortgage loans, carried at estimated fair value	(23,643)	(17,234)	(5,761)
Net unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	12,247	(89,794)	(43,138)
Net realized and unrealized gain (loss) on investments(2)	122,199	(48,381)	(330,234)
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(756)	3,582	50,297
Impairment of securities available-for-sale and private equity at cost	(12,890)	(43,906)	(474,520)
Net gain on restructuring and extinguishment of debt	39,999	30,836	26,486
Other income	10,890	7,714	11,352

Total other income (loss)	$143,352	$(96,275)	$(906,837)

(1)
Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)
Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

2010 and 2009

        As presented in the table above, other income totaled $143.4 million for 2010 as compared to other loss of $96.3 million for 2009. Net realized and unrealized gains on investments totaled $122.2 million in 2010 as compared to losses of $48.4 million in 2009. In addition, impairment of securities available-for-sale and private equity at cost totaled $12.9 million in 2010 as compared to $43.9 million in 2009. The year over year improvement with respect to both realized and unrealized losses on investments, and impairment losses is primarily due to higher asset prices. The weighted average market value of our corporate debt portfolio, as a percentage of par, increased 8.4% from 87.3% as of December 31, 2009 to 94.7% as of December 31, 2010. These improvements were partially offset by realized and unrealized loss on derivatives and foreign exchange. Net realized and unrealized gains on total rate of return swaps decreased $43.8 million, from $45.6 million in 2009 to $1.8 million in 2010 primarily due to the unrealized gains on certain foreign denominated total rate of return swaps in 2009. Total rate of return swaps are derivates that are used to finance investments in corporate loans with changes in market value reflected in income. During 2010, we unwound all of our total rate of return swaps. In addition, net realized and unrealized gains on credit default swaps decreased $15.7 million, from $17.6 million in 2009 to $2.0 million in 2010 primarily due to the unwind of a certain credit default swap in 2009. Credit default swaps are bilateral contracts between a buyer and seller of protection as it relates to a credit default or other specified credit event with respect to the issuer.

2009 and 2008

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

        Another contributing factor to the improvement in total other loss from 2008 to 2009 relates to investment gains and losses. Net realized and unrealized losses on investments totaled $330.2 million in 2008 as compared to $48.4 million in 2009. In addition, impairment of securities available-for-sale totaled $474.5 million in 2008 as compared to $43.9 million in 2009. The year over year improvement with respect to both realized and unrealized losses on investments and impairment losses was primarily due to significantly higher asset prices in 2009.

Non-Investment Expenses

        The following table presents the components of non-investment expenses for the years ended December 31, 2010, 2009 and 2008:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Related party management compensation:
Base management fees	$19,113	$14,904	$32,050
Incentive fees	38,832	4,472	—
Share-based compensation	5,784	3,451	(463)
CLO management fees	5,396	21,496	5,083

Related party management compensation	69,125	44,323	36,670
Professional services	5,331	7,384	8,098
Loan servicing	—	7,961	9,444
Insurance	2,443	1,879	923
Directors' expenses	2,733	2,117	1,127
Other general and administrative	11,340	6,397	16,988

Total non-investment expenses	$90,972	$70,061	$73,250

2010 and 2009

        As presented in the table above, our non-investment expenses increased from 2009 to 2010 by approximately $20.9 million. The significant components of non-investment expense are described below.

        Management compensation to related parties consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

        The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our "equity" as defined in the Management Agreement. Base management fees increased by $4.2 million from 2009 to 2010 due to the $294.1 million increase in net income for the year ended December 31, 2010.

        Our Manager is also entitled to a quarterly incentive fee provided that our quarterly "net income," as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of $38.8 million were earned by the Manager during 2010 as compared to $4.5 million in 2009, and served as the primary contributor to the increase in total non-investment expenses year over year. The increase in incentive fees was also attributable to the increase in net income of $294.1 million primarily driven by corporate debt price appreciation in 2010.

        An affiliate of our Manager entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. The collateral manager has the option to waive the fees it earns for providing management services for the CLOs and has done so in prior periods.

        Beginning April 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata (restructured and replaced with CLO 2009-1 on March 31, 2009). However, starting in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1, and starting in 2010, the collateral manager reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. Due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. As such, the CLO management fees for all CLOs, except for CLO 2005-1, are being waived or are no longer entitled to be received as of December 31, 2010.

        The aggregate amounts waived are inversely related to the total CLO management fees recorded. Accordingly, for the years ended December 31, 2010 and 2009, the collateral manager waived aggregate CLO management fees of $30.6 million and $5.2 million, respectively, while for the years ended December 31, 2010 and 2009, we recorded an expense for CLO management fees totaling $5.4 million and $21.5 million, respectively. CLO management fees decreased $16.1 million from 2009 to 2010 as all six CLOs were paying CLO management fees during the first half of 2009.

        General and administrative expenses include expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by the Manager. For the years ended December 31, 2010 and 2009, our Manager permanently waived reimbursement of allocable general and administrative expenses totaling $2.4 million and $9.8 million, respectively. Due to the reinstatement of waived CLO management fees described above, effective June 2010, all incremental CLO management fees received by our Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the year ended December 31, 2010, we reimbursed our Manager for allocable general and administrative expenses of $4.6 million, as compared to nil for the year ended December 31, 2009.

        Professional services expenses consist of legal, accounting and other professional services. Directors' expenses represent share-based compensation, as well as expenses and reimbursables due to the board of directors for their services. The increase in other general and administrative expenses of $4.9 million from December 31, 2009 to 2010 was largely attributable to the rebated CLO management fees reducing the general and administrative expenses otherwise reimbursable to our Manager.

2009 and 2008

        Non-investment expenses decreased by $3.2 million from 2008 to 2009 primarily due to two factors. First, base management fees decreased $17.1 million from December 31, 2008 to 2009 primarily due to the significant decline in "equity" as a result of the $1.1 billion loss we reported for the year ended December 31, 2008. Second, as discussed above, all six CLOs began paying CLO management fees during the first half of 2009, while only two CLOs were paying CLO management fees during the latter half of 2009. During 2008, only CLO 2005-1 was paying CLO management fees. Accordingly, for 2009, the CLOs incurred management fees of $21.5 million while the collateral manager permanently waived CLO management fees of approximately $5.2 million. In contrast, for 2008, the CLOs incurred management fees of $5.1 million while the collateral manager permanently waived CLO management fees of approximately $39.0 million. In addition, for 2009 and 2008, we reimbursed our Manager nil and $9.9 million, respectively, for allocable general and administrative expenses.

Income Tax Provision

        We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state income taxes. Holders of our shares are required to take into account their allocable share of each item of our income, gain, loss, deduction and credit for our taxable year end ending within or with their taxable year.

        During 2010, we owned an equity interest in KKR Financial Holdings II, LLC ("KFH II"), which elected to be taxed as a REIT under the Code. KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on their taxable income.

        We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the year ended December 31, 2010 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

        While the remaining REIT subsidiary (KFH II) is not expected to incur a 2010 federal or state tax liability, several of our domestic taxable corporate subsidiaries are expected to incur a relatively small amount of 2010 federal and state tax liability.

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

  Corporate Loans

        Our corporate loan portfolio had an aggregate par value of $6.9 billion as of December 31, 2010 and $7.4 billion as of December 31, 2009. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

        The following table summarizes our corporate loans portfolio stratified by type as of December 31, 2010 and 2009. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our consolidated balance sheets.

Corporate Loans
(Amounts in thousands)

	December 31, 2010(1)				December 31, 2009(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,110,495	$5,829,691	$5,829,691	$5,820,754	$6,538,799	$6,093,463	$6,093,463	$5,774,248
Second lien	631,896	576,160	576,160	533,450	685,479	638,052	638,052	560,038
Subordinated	195,964	129,371	129,371	180,007	147,887	81,073	81,073	79,337

Subtotal	6,938,355	6,535,222	6,535,222	6,534,211	7,372,165	6,812,588	6,812,588	6,413,623
Lower of cost or fair value adjustment	—	(4,748)	—	—	—	(31,637)	—	—
Allowance for loan losses	—	(209,030)	—	—	—	(237,308)	—	—

Total	$6,938,355	$6,321,444	$6,535,222	$6,534,211	$7,372,165	$6,543,643	$6,812,588	$6,413,623

(1)
Includes loans held for sale.

        As of December 31, 2010, $6.9 billion, or 99.8%, of our corporate loan portfolio was floating rate and $15.9 million, or 0.2%, was fixed rate. In addition, as of December 31, 2010, $273.5 million par amount, or 3.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 91.7% was denominated in euros. As of December 31, 2009, $7.2 billion, or 98.3%, of our corporate loan portfolio was floating rate and $0.1 billion, or 1.7%, was fixed rate. In addition, as of December 31, 2009, $210.7 million par amount, or 2.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 100% was denominated in euros. Fixed and floating amounts and percentages are based on par values.

        All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.5% and 3.7% as of December 31, 2010 and December 31, 2009, respectively, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.8% and 3.1% as of December 31, 2010 and December 31, 2009, respectively. The weighted average years to maturity of our floating rate corporate loans was 4.3 years as of both December 31, 2010 and December 31, 2009.

        As of December 31, 2010, our fixed rate corporate loans had a weighted average coupon of 11.4% and a weighted average years to maturity of 5.3 years, as compared to 13.6% and 5.4 years, respectively, as of December 31, 2009.

        Loans placed on non-accrual status may or may not be contractually past due at the time of such determination. When placed on non-accrual status, previously recognized accrued interest is reversed and charged against current income. While on non-accrual status, interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt. Our non-accrual loans include both impaired loans held for investment and non-accrual loans held for sale. As of December 31, 2010 and December 31, 2009, we had loans on non-accrual status with total recorded investment of $165.1 million, which included $149.8 million of impaired loans that were held for investment, and $439.9 million, which included $121.2 million of impaired loans that were held for investment, respectively. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $12.9 million, which included $11.1 million for impaired loans that were held for investment, for the year ended December 31, 2010 and $16.9 million, which included $15.2 million for impaired loans that were held for investment, for the year ended December 31, 2009.

        As of December 31, 2010, we held corporate loans that were in default with a total amortized cost of $18.6 million from one issuer. As of December 31, 2009, we held corporate loan investments that were in default with a total amortized cost amount of $392.5 million from seven issuers. The majority of corporate loans in default during 2010 and 2009 were included in the loans for which the allocated component of the allowance for losses was related to or in those investments for which we determined were loans held for sale as of December 31, 2010 and December 31, 2009, respectively.

        The following table summarizes the changes in our allowance for loan losses for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008
Balance at beginning of year	$237,308	$480,775	$25,000
Provision for loan losses	29,121	39,795	481,488
Charge-offs	(57,399)	(283,262)	(25,713)

Balance at end of year	$209,030	$237,308	$480,775

        As of December 31, 2010 and December 31, 2009, we had an allowance for loan loss of $209.0 million and $237.3 million, respectively. As described under "Critical Accounting Policies", our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan's estimated fair value.

        The unallocated component of our allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer's capital structure. The seniority classifications assigned to loans are senior secured, second lien and subordinate. Senior secured consists of loans that are the most senior debt in an issuer's capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured loans often have a first lien on some or all of the issuer's assets. Second lien consists of loans that are secured by a second lien interest on some or all of the issuer's assets; however, the loan is subordinate to the first lien debt in the issuer's capital structure. Subordinate consists of loans that are generally unsecured and subordinate to other debt in the issuer's capital structure.

        There are three internally assigned risk grades that are applied to loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of probable loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of loss, there are issuer and/or industry specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All loans held for investment, with the exception of loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

        We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses.

        As of December 31, 2010, the allocated component of our allowance for loan losses totaled $50.1 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $225.6 million and an aggregate recorded investment of $149.8 million. As of December 31, 2009, the allocated component of the allowance for loan losses totaled $81.7 million and relates to investments in loans issued by six issuers with an aggregate par amount of $223.6 million and an aggregate recorded investment of $121.2 million.

        The unallocated component of our allowance for loan losses totaled $158.9 million and $155.6 million as of December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, we recorded charge-offs totaling $57.4 million, comprised primarily of loans transferred to loans held for sale. We recorded charge-offs during the year ended December 31, 2009 totaling $283.3 million comprised primarily of loans transferred to loans held for sale and loans exchanged for equity as part of debt restructuring transactions, certain of which qualified as troubled debt restructurings. We recorded charge-offs during the year ended December 31, 2008 totaling $25.7 million relating to one investment in a corporate loan.

        As of December 31, 2010, we had $463.6 million of loans held for sale, a decrease of $462.1 million from December 31, 2009 due to the sale of certain loans and the transfer of loans to held for investment for certain loans that we no longer had the intention of selling. We recorded a net charge to earnings of $14.7 million for the year ended December 31, 2010 for certain loans held for sale which had a carrying value of $463.6 million as of December 31, 2010. We recorded a net charge to earnings of $51.0 million for the year ended December 31, 2009 for certain loans held for sale which had a carrying value of $925.7 million as of December 31, 2009. We recorded a $137.3 million charge to earnings during the year ended December 31, 2008 for certain loans held for sale which had a carrying value of $324.6 million as of December 31, 2008.

  Corporate Debt Securities

        Our corporate debt securities portfolio had an aggregate par value of $843.7 million and $834.1 million as of December 31, 2010 and 2009, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. The majority of our corporate debt securities are classified as securities available-for-sale on our consolidated balance sheets.

        The following table summarizes our corporate debt securities portfolio stratified by type as of December 31, 2010 and 2009:

Corporate Debt Securities
(Amounts in thousands)

	December 31, 2010(1)				December 31, 2009
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$281,998	$287,908	$276,158	$287,908	$178,503	$156,410	$99,202	$156,410
Senior unsecured	445,678	448,562	304,622	448,562	455,937	425,683	318,216	425,683
Subordinated	116,061	99,800	66,608	99,800	199,690	172,316	143,219	172,316

Total	$843,737	$836,270	$647,388	$836,270	$834,130	$754,409	$560,637	$754,409

(1)
In addition to securities available-for-sale, these amounts include corporate debt securities carried at estimated fair value with unrealized gains and losses recorded in the statements of operations.

        As of December 31, 2010, $680.7 million, or 80.7%, of our corporate debt securities portfolio was fixed rate and $163.0 million, or 19.3%, was floating rate. In addition, as of December 31, 2010, $10.1 million par amount, or 1.2%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 87.6% was denominated in British pound sterling. As of December 31, 2009, $647.4 billion, or 77.6%, of our corporate debt securities portfolio was fixed rate and $186.7 million, or 22.4%, was floating rate. In addition, as of December 31, 2009, we had no corporate debt securities denominated in foreign currencies. Fixed and floating amounts and percentages are based on par values.

        As of December 31, 2010, our fixed rate corporate debt securities had a weighted average coupon of 9.5% and a weighted average years to maturity of 6.3 years, as compared to 10.0% and 6.2 years, respectively, as of December 31, 2009. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 6.1% and 3.6% as of December 31, 2010 and December 31, 2009, respectively, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 5.4% and 3.4% as of December 31, 2010 and December 31, 2009, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 3.2 years and 4.1 years as of December 31, 2010 and December 31, 2009, respectively.

        During the years ended December 31, 2010 and December 31, 2009, we recorded impairment losses totaling $2.6 million and $43.9 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer. During the year ended December 31, 2008, we recorded losses totaling $474.5 million for corporate debt and equity securities that we determined to be other-than-temporarily impaired.

        As of December 31, 2010, we had one corporate debt security in default with an estimated fair value of $1.1 million. As of December 31, 2009, we had no corporate debt securities in default.

  Residential Mortgage Investment Summary

        Our residential mortgage investment portfolio consists of investments in RMBS with an estimated fair value of $93.9 million as of December 31, 2010.

        As our consolidated financial statements included in this Annual Report on Form 10-K are presented to reflect the deconsolidation of the aforementioned six residential mortgage securitization trusts beginning January 1, 2010, the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects our residential mortgage portfolio presented on a deconsolidated basis consistent with the disclosures in our consolidated financial statements. See "Executive Overview—Consolidation" for further discussion.

        The table below summarizes the carrying value, amortized cost and estimated fair value of our residential mortgage investment portfolio as of December 31, 2010 and December 31, 2009. Carrying value is the value that investments are recorded on our consolidated balance sheets and is estimated fair value for RMBS and residential mortgage loans. Estimated fair values set forth in the tables below are based on dealer quotes, nationally recognized pricing services and/or management's judgment when relevant observable inputs do not exist.

Residential Mortgage Investment Portfolio
(Amounts in thousands)

	December 31, 2010			December 31, 2009
	Carrying Value	Amortized Cost	Estimated Fair Value	Carrying Value	Amortized Cost	Estimated Fair Value
Residential Mortgage Loans(1)	$—	$—	$—	$2,097,699	$2,772,216	$2,097,699
Residential Mortgage-Backed Securities	93,929	254,445	93,929	47,572	95,483	47,572

Total	$93,929	$254,445	$93,929	$2,145,271	$2,867,699	$2,145,271

(1)
Excludes real estate owned ("REO") as a result of foreclosure on delinquent loans of $11.4 million as of December 31, 2009.

        As of December 31, 2009, 26 of our residential mortgage loans owned by us with an outstanding balance of $11.4 million were REO as a result of foreclosure on delinquent loans.

Portfolio Purchases

        We made investment portfolio purchases of $3.1 billion par amount during the year ended December 31, 2010, as compared to $1.4 billion and $2.3 billion for the years ended December 31, 2009 and 2008, respectively, primarily comprised of the following:

Investment Portfolio Purchases
(Dollar amounts in thousands)

	Year ended December 31, 2010		Year ended December 31, 2009		Year ended December 31, 2008
	Par Amount	%	Par Amount	%	Par Amount	%
Corporate debt securities	$457,133	14.9%	$156,094	11.4%	$176,747	7.8%
Corporate loans	2,567,007	83.8	1,216,082	88.6	2,074,919	92.2
Equity investments, at estimated fair value	38,565	1.3	—	—	—	—

Total	$3,062,705	100.0%	$1,372,176	100.0%	$2,251,666	100.0%

Shareholders' Equity

        Our shareholders' equity at December 31, 2010, 2009 and 2008 totaled $1.6 billion, $1.2 billion and $0.7 billion, respectively. Included in our shareholders' equity as of December 31, 2010, 2009 and 2008 is accumulated other comprehensive income (loss) totaling $133.6 million, $152.7 million and $(268.8) million, respectively.

        Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2010 was $1.3 billion and 27.9%, respectively, and for the year ended December 31, 2009 was $0.9 billion and 8.4%, respectively. Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2008 was $1.7 billion and (65.0)%, respectively. Return on average shareholders' equity is defined as net income (loss) divided by weighted average shareholders' equity.

        Our book value per share as of December 31, 2010 and 2009 was $9.24 and $7.37, respectively, and was computed based on 177,848,565 and 158,359,757 shares issued and outstanding as of December 31, 2010 and 2009, respectively. The increase in book value per share from 2009 to 2010 was primarily attributable to the proceeds from issuance of common shares in 2010 totaling $175.7 million and net income for 2010 totaling $371.1 million. The increase in net income of $294.1 million from 2009 to 2010 was primarily driven by appreciation in the estimated fair value of certain of our corporate debt securities, resulting in lower impairment losses and net realized and unrealized gains on investments.

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

        On November 3, 2010, our board of directors declared a cash distribution of $0.14 per share to shareholders of record on November 17, 2010. The aggregate amount of the distribution of $22.2 million was paid on December 1, 2010.

        On February 3, 2011, our board of directors declared a cash distribution for the quarter ended December 31, 2010 of $0.15 per share to shareholders of record on February 18, 2011. The distribution is payable on March 4, 2011.

Liquidity and Capital Resources

        We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of December 31, 2010, we had unrestricted cash and cash equivalents totaling $313.8 million.

        Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we will continue to evaluate opportunities to issue incremental capital. This may include taking advantage of market timing to issue equity or refinance or replace indebtedness, including the issuance of new debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise.

        The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an OC Test as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As of December 31, 2010, all our Cash Flow CLOs were in compliance with certain compliance tests (specifically, their respective OC Tests). As CLO 2007-A and CLO 2007-1 came into compliance during 2010, both CLOs resumed paying mezzanine and/or subordinate note holders, including us, during 2010.

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

Sources of Funds

  Common Share Offering

        On December 13, 2010, we completed an underwritten public offering of 18,000,000 common shares at a price of $9.04 per share, resulting in gross proceeds of $162.7 million. We also granted the underwriter a 30 day option to purchase up to 2,700,000 additional common shares solely to cover over-allotments. On December 28, 2010, the underwriter exercised its option and purchased 1,436,000 shares, resulting in additional $13.0 million of gross proceeds. The total proceeds from this offering will be used to acquire assets in accordance with our core business strategy and for general corporate purposes.

  Cash Flow CLO Transactions

        As of December 31, 2010, we had five Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $366.1 million as of December 31, 2010 and is reflected as collateralized loan obligation junior secured notes to affiliates on our consolidated balance sheets.

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

        Defaults of assets in Cash Flow CLOs, ratings downgrade of assets in Cash Flow CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a Cash Flow CLO is not in compliance. If a Cash Flow CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. As a result of the historic declines in asset prices, particularly in the corporate loan and high yield securities asset classes during the fourth quarter of 2008, one or more of our Cash Flow CLOs were out of compliance with the OC Tests for periods of time. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. As of December 31, 2010, all of our Cash Flow CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our Cash Flow CLOs. This information is based on the December 2010 monthly reports which are prepared by the independent third party trustee for each Cash Flow CLO:

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

  •
  Actual senior OC Test: Actual senior over-collateralization amount as of the December 2010 report date.

  •
  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

  •
  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO's indenture.

  •
  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the December 2010 report date.

  •
  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,043,099	$994,159	$1,035,631	$3,320,380	$1,516,135
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	635.1%	1,129.1%	505.0%	660.1%	507.6%
CCC amount	$40,812	$35,200	$113,479	$459,333	$201,464
CCC percentage of portfolio	3.9%	3.5%	11.0%	13.8%	13.3%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	133.3%	133.8%	163.5%	180.4%	134.2%
Cushion / (Excess)	$107,078	$80,289	$124,109	$378,213	$159,663
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	113.9%	118.8%	139.5%	125.6%	116.1%
Cushion / (Excess)	$69,992	$99,424	$182,130	$141,497	$78,456

        On January 4, 2010, CLO 2007-A was brought into compliance with its respective OC Tests. Also, on March 19, 2010, CLO 2007-1, our final remaining Cash Flow CLO to be failing one or more of its respective OC Tests, was brought into compliance with all of its respective OC Tests. Accordingly, beginning in April 2010, CLO 2007-A resumed paying mezzanine and subordinate note holders, including us. In addition, beginning in August 2010, CLO 2007-1 resumed paying mezzanine note holders, including us. As reflected in the table above, each of our Cash Flow CLOs was in compliance with its respective IC ratio tests, senior OC Tests and subordinated OC Tests based on the December 2010 monthly reports for the respective CLOs.

        During the first quarter of 2010, in an open market auction, we purchased $10.3 million of mezzanine notes issued by CLO 2007-A for $5.5 million and $72.7 million of mezzanine and subordinate notes issued by CLO 2007-1 for $38.8 million, both of which were previously held by an affiliate of our manager. These transactions resulted in us recording an aggregate gain on extinguishment of debt totaling $38.7 million during 2010.

  Senior Secured Credit Facility

        On May 3, 2010, we entered into a credit agreement for a four-year $210.0 million asset-based revolving credit facility (the "2014 Facility"), maturing on May 3, 2014, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified financial assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We may obtain additional commitments under the 2014 Facility so long as the aggregate amount of commitments at any time does not exceed $600.0 million. On May 5, 2010, we obtained additional commitments of $40.0 million, bringing the total amount of commitments under the 2014 Facility to $250.0 million.

        We have the right to prepay loans under the 2014 Facility in whole or in part at any time. Loans under the 2014 Facility bear interest at a rate equal to LIBOR plus 3.25% per annum. The 2014 Facility contains customary covenants applicable to us, including a restriction from making annual distributions to holders of common shares in excess of 65% of our estimated annual taxable income.

        As of December 31, 2010, we had no borrowings outstanding under the 2014 Facility.

        On May 26, 2010, we terminated our credit agreement, dated as of November 10, 2008 and maturing on November 10, 2011 (the "2011 Credit Agreement"). The 2011 Credit Agreement was terminated in connection with our initial borrowing under our new credit facility entered into on May 3, 2010 as described above. At the time of termination, there was $150.0 million of borrowings outstanding under the 2011 Credit Agreement which we repaid.

  Asset-Based Borrowing Facility

        On November 5, 2010, we entered into a credit agreement for a five-year $49.7 million non-recourse, asset-based revolving credit facility (the "2015 Natural Resources Facility"), maturing on November 5, 2015, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us.

        As of December 31, 2010, we had $18.4 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, we had a letter of credit outstanding totaling $1.0 million as of December 31, 2010.

        As of December 31, 2010, we believe we were in compliance with the covenant requirements for both credit facilities.

  Convertible Debt

        On January 15, 2010, we issued $172.5 million of 7.5% convertible senior notes due January 15, 2017. The 7.5% Notes bear interest at a rate of 7.5% per year on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. We may satisfy our obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of December 31, 2010, the conversation rate for each $1,000 principal amount of 7.5% Notes was 125.6251 common shares. Net proceeds from the offering totaled $167.3 million, reflecting gross proceeds of $172.5 million from the issuance less $5.2 million for underwriting fees.

        During the first quarter of 2010, we repurchased $95.2 million par amount of our 7.0% convertible senior notes due 2012, reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of December 31, 2010. These transactions resulted in us recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during 2010.

  Off-Balance Sheet Commitments

        As of December 31, 2010, we had committed to purchase corporate loans with aggregate commitments totaling $90.9 million. In addition, we participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of December 31, 2010, we had unfunded financing commitments totaling $31.6 million. We do not expect material losses related to the corporate loans for which we commit to purchase and fund.

  Contractual Obligations

        The table below summarizes our contractual obligations as of December 31, 2010 and are subject to material changes based on factors including interest rates, compliance with OC Tests and pay downs subsequent to December 31, 2010. The table below excludes contractual commitments related to our derivatives and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset-based borrowing facility(1)	$21,919	$1,537	$1,031	$19,351	$—
CLO 2005-1 senior secured notes(2)	865,499	5,106	10,211	10,211	839,971
CLO 2005-2 senior secured notes(2)	834,813	4,842	9,684	9,684	810,603
CLO 2006-1 senior secured notes(2)	717,801	4,510	9,019	9,019	695,253
CLO 2007-1 senior secured notes(2)	2,255,880	17,430	34,861	34,861	2,168,728
CLO 2007-1 junior secured notes to affiliates(3)	391,720	8,776	17,551	17,551	347,842
CLO 2007-1 junior secured notes(3)	82,125	1,988	3,975	3,975	72,187
CLO 2007-A senior secured notes(2)	1,258,586	13,748	27,496	27,496	1,189,846
CLO 2007-A junior secured notes to affiliates(3)	89,518	3,539	7,078	7,078	71,823
CLO 2007-A junior secured notes(3)	13,770	434	867	867	11,602
Convertible senior notes(4)	450,728	25,578	213,299	25,875	185,976
Junior subordinated notes(5)	526,454	15,376	30,751	30,751	449,576
Loan commitments(6)	122,541	90,937	31,604	—	—

Total	$7,631,354	$193,801	$397,427	$196,719	$6,843,407

(1)
Includes the letter of credit outstanding of $1.0 million as well as interest to be paid over the maturity of the debt. Interest has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2010 is held until its final maturity date. The future interest payments are calculated using rates in effect as of December 31, 2010, at spreads to market rates pursuant to the credit facility agreement, which is 2.8%. Excludes commitment fees on the facility.

(2)
Includes interest to be paid over the maturity of the CLO senior secured notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2010 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2010.

(3)
Includes interest to be paid over the maturity of the CLO mezzanine notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2010 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2010.

(4)
Includes interest to be paid over the maturity of the convertible senior notes which has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2010 is held until its final maturity date. Represents the principal amount of the notes, which excludes the accounting adjustment for convertible debt instruments that may be settled in cash upon conversion (see Note 8 to the consolidated financial statements). The future interest payments are calculated using the stated 7.0% and 7.5% interest rates.

(5)
Includes interest to be paid over the maturity of the junior subordinated notes which has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2010 is held until its final maturity date. The future interest payments are calculated using fixed and variable rates in effect as of December 31, 2010, at spreads to market rates pursuant to the financing agreements, and range from 2.6% to 8.1%.

(6)
Represents commitments to purchase corporate loans, as well as commitments to provide funding at the discretion of the borrower up to a specific predetermined amount. Refer to "Off-Balance Sheet Commitments" above for further discussion.

Partnership Tax Matters

  Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (including those treated as partnerships or disregarded entities for United States federal income tax purposes) and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of taxable income from us during such year.

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

  Tax Consequences of Investments in Natural Resources

        As referenced above, we have made and may make certain investments in natural resources. It is likely that the income from such investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not "United States persons" within the meaning of Section 7701(a)(30) of the Code. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected income with the conduct of a United States trade or business. To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder's allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder's United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such holder's United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

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

  Schedule K-1 Tax Information

        We expect to mail the 2010 Schedule K-1 (Form 1065), Partner's Share of Income, Deductions, Credits, etc. to shareholders by the end of March 2011.

Our Investment Company Act Status

        Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer's total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the "40% test"). Excluded from the term "investment securities" are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a "fund"). The Investment Company Act defines a "majority-owned subsidiary" of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority owned subsidiary of that person.

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

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue CLOs, as majority-owned for purposes of the 40% test. Some of our subsidiaries may rely solely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, most of our subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not defined or regulated as investment companies. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action, and that of our subsidiaries, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on Rule 3a-7 under Investment Company Act, while KFH II, our subsidiary that is taxed as a REIT for United States federal income tax purposes, generally relies on Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

        We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the Investment Company Act, as our "REIT subsidiary." Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company's assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the United States government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

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

        We have made or may make oil and gas and other mineral investments that are held through one or more subsidiaries and would refer to those subsidiaries as our "Oil and Gas Subsidiaries". Depending upon the nature of the oil and gas assets held by an Oil and Gas Subsidiary, such Oil and Gas Subsidiary may rely on Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act or may fall outside of the general definition of an investment company. An Oil and Gas Subsidiary that does not engage primarily, propose to engage primarily or hold itself out as engaging primarily in the business of investing, reinvesting or trading in securities will be outside of the general definition of an investment company provided that it passes the 40% test. This may be the case where an Oil and Gas

Subsidiary holds a sufficient amount of oil and gas assets constituting real estate interests together with other assets that are not investment securities such as equipment. Oil and Gas Subsidiaries that hold oil and gas assets that constitute real property interests, but are unable to pass the 40% test, may rely on Section 3(c)(5)(C), subject to the requirements and restrictions described above. Alternately, an Oil and Gas Subsidiary may rely on Section 3(c)(9) of the Investment Company Act if substantially all of its business consists of owning or holding oil, gas or other mineral royalties or leases, certain fractional interests, or certificates of interest or participations in or investment contracts relating to such royalties, leases or fractional interests. These various restrictions imposed on our Oil and Gas Subsidiaries by the Investment Company Act may have the effect of limiting our freedom of action with respect to oil and gas assets (or other assets) that may be held or acquired by such subsidiary or the manner in which we may deal in such assets.

        As noted above, if the combined values of the investment securities issued by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceeds 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our Management Agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company ("RIC") under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See "Partnership Tax Matters—Qualifying Income Exception".

        We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C) or Section 3(c)(9), with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen operating strategy, which could have a material adverse effect on us.

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

Quantitative and Qualitative Disclosures About Market Risk

  Foreign Currency Risks

        From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of December 31, 2010, $283.6 million par amount, or 3.6%, of our corporate debt portfolio was denominated in foreign currencies, of which 88.8% was denominated in euros. In addition, as of December 31, 2010, $28.6 million par amount, or 28.9%, of our equity at estimated fair value was denominated in foreign currencies, of which 36.1% was denominated in Norwegian krone.

        Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates.

  Credit Spread Exposure

        Our investments are subject to spread risk. Our investments in floating rate loans and securities are valued based on a market credit spread over LIBOR and for which the value is affected by changes in the market credit spreads over LIBOR. Our investments in fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate United States Treasuries of like maturity. Increased credit spreads, or credit spread widening, will have an adverse impact on the value of our investments while decreased credit spreads, or credit spread tightening, will have a positive impact on the value of our investments. However, tightening credit spreads will increase the likelihood that certain holdings will be refinanced at lower rates that would negatively impact our earnings.

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

        Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. As of December 31, 2010, approximately 23% of our corporate debt portfolio had LIBOR floors with a weighted average floor of 1.9%. Based on our variable rate investments and variable rate borrowings as of December 31, 2010, we estimated that net interest income would be negatively impacted by approximately $0.6 million annually in the event interest rates were to increase by 1%.

        We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our amortizing interest rate swaps was $483.3 million as of December 31, 2010.

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

        The following table summarizes the estimated net fair value of our derivative instruments held at December 31, 2010 (amounts in thousands):

	As of December 31, 2010
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$483,333	$(58,365)
Free-Standing Derivatives:
Commodity swaps	—	(226)
Credit default swaps—protection sold	13,500	492
Total rate of return swaps	—	104
Foreign exchange forward contracts	(154,405)	(17,296)
Foreign exchange options	130,207	14,791
Common stock warrants	—	3,453

Total	$472,635	$(57,047)

        For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of December 31, 2010 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Cash flow interest rate swaps	$(2,822)	$—	$—	$(55,543)	$(58,365)
Free-Standing Derivatives:
Commodity swaps	(121)	(105)	—	—	(226)
Credit default swaps—protection sold	18	474	—	—	492
Total rate of return swaps	104	—	—	—	104
Foreign exchange forward contracts	—	429	(17,725)	—	(17,296)
Foreign exchange options	—	144	14,647	—	14,791

Total	$(2,821)	$942	$(3,078)	$(55,543)	$(60,500)

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-55 in this Annual Report on Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

  Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

  Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2010, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated herein by reference to information in the Proxy Statement under the captions "Proposal One: Election of Directions," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Proposals by Holders of Shares for the Next Annual Meeting" and "Board of Directors and Committees" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

Item 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to information in the Proxy Statement under the caption "Executive Compensation," "Director Compensation" and "Compensation Committee Report" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference to information in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference to information in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference to information in the Proxy Statement under the caption "Audit Committee Matters" to be filed with the SEC Pursuant to Regulation 14A within 120 days after December 31, 2010.

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

  3. Exhibit Index:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2007, among the Registrant, KKR Financial Holdings Corp. and KKR Financial Merger Corp.	S-4	333-140586	2	02/09/07
3.1	Amended and Restated Operating Agreement of the Registrant, dated May 3, 2007, as amended May 7, 2009	10-Q	001-33437	3.1	08/06/09
3.2	Amendment No.1 to the Amended and Restated Operating Agreement of the Registrant, dated February 28, 2010	10-K	001-33437	3.2	03/01/10
4.1	Form of Certificate for Common Shares	S-4	333-140586	A	02/09/07
4.2	Indenture, dated as of July 23, 2007, by and among the Registrant, as Issuer, KKR Financial Corp., as Guarantor, and Wells Fargo Bank, N.A., as Trustee	8-K	001-33437	4.1	07/23/07
4.3	Form of 7.0% Convertible Senior Note due 2012 and Form of Notation of Guarantee	8-K	001-33437	4.1	07/23/07
4.4	Registration Rights Agreement, dated as of July 23, 2007, among the Registrant, KKR Financial Corp. and Citigroup Global Markets Inc.	8-K	001-33437	4.3	07/23/07
4.5	Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.1	01/15/10
4.6	Supplemental Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.2	01/15/10
4.7	Form of 7.50% Convertible Senior Note due January 15, 2017	8-K	001-33437	4.2	01/15/10

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1		Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	05/04/07
10.2		First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	06/15/07
10.3		2007 Share Incentive Plan	8-K	001-33437	10.2	05/04/07
10.4		Non-Employee Directors' Deferred Compensation and Share Award Plan	8-K	001-33437	10.3	05/04/07
10.5		Form of Nonqualified Share Option Agreement	8-K	001-33437	10.4	05/04/07
10.6		Form of Restricted Share Award Agreement	8-K	001-33437	10.5	05/04/07
10.7		Form of Restricted Share Award Agreement for Non-Employee Directors	8-K	001-33437	10.6	05/04/07
10.8		Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.	8-K	001-33437	10.8	05/04/07

10.9	*	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-1 Corp. and JPMorgan Chase Bank, National Association(1)	S-11/A	333-124103	10.6	06/09/05

10.10	**	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC	S-11/A	333-124103	10.8	06/21/05

10.11	**	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC	S-11/A	333-124103	10.11	06/21/05

10.12	**	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.	S-11/A	333-124103	10.12	06/21/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	$300 million Credit Agreement dated November 10, 2008 among the Company, KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc. and KKR Financial Holdings, Ltd., as Borrowers, Bank of America, N.A. as Administrative Agent and a Lender and Citicorp North America, Inc., as a Lender	8-K	001-33437	99.1	11/12/08
10.14	Letter Agreement, dated February 27, 2009, between the Company and KKR Financial Advisors LLC	10-K	001-33437	10.21	03/02/09
10.15	Amendment No. 1, dated August 5, 2009, to the $300 million Credit Agreement dated November 10, 2008, among the Registrant, KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc., KKR Financial Holdings, Ltd. and KKR Financial 2009-1, Ltd., as Borrowers, Bank of America, N.A. as Administrative Agent and a Lender and Citicorp North America, Inc., as a Lender	10-Q	001-33437	10.1	08/06/09
10.16	Consent and Amendment No. 2, dated January 11, 2010, to the $300 million Credit Agreement dated November 10, 2008, among the Registrant, KKR TRS Holdings, Ltd., KKR Financial Holdings II, LLC, KKR Financial Holdings III, LLC, KKR Financial Holdings, Inc., KKR Financial Holdings, Ltd. and KKR Financial 2009-1, Ltd., as Borrowers, Bank of America, N.A. as Administrative Agent and a Lender and Citicorp North America, Inc., as a Lender	8-K	001-33437	10.1	01/11/10
10.17	Credit Agreement, dated as of May 3, 2010, by and among the Borrowers, Citibank, N.A., Bank of America, N.A., Deutsche Bank AG New York Branch and Morgan Stanley Bank, N.A.	10-Q	001-33437	10.17	8/4/10
10.18	Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
12.1	Computation of Ratios of Earnings to Fixed Charges					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification Pursuant to 18 U.S.C. Section 1350					X

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

 SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2010, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on February 28, 2011.

KKR FINANCIAL HOLDINGS LLC (Registrant)
By:	/s/ WILLIAM C. SONNEBORN Name: William C. Sonneborn Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. SONNEBORN William C. Sonneborn	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011
/s/ MICHAEL R. MCFERRAN Michael R. McFerran	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011
/s/ PAUL M. HAZEN Paul M. Hazen	Chairman and Director	February 28, 2011
/s/ TRACY COLLINS Tracy Collins	Director	February 28, 2011
/s/ VINCENT PAUL FINIGAN Vincent Paul Finigan	Director	February 28, 2011
/s/ R. GLENN HUBBARD R. Glenn Hubbard	Director	February 28, 2011

Signature	Title	Date

/s/ ROSS J. KARI Ross J. Kari	Director	February 28, 2011
/s/ ELY L. LICHT Ely L. Licht	Director	February 28, 2011
/s/ DEBORAH H. MCANENY Deborah H. McAneny	Director	February 28, 2011
/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director	February 28, 2011
/s/ SCOTT A. RYLES Scott A. Ryles	Director	February 28, 2011
/s/ WILLY STROTHOTTE Willy Strothotte	Director	February 28, 2011

 KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2010

 KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
Index to Consolidated Financial Statements

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the internal control over financial reporting of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company's adoption of the new accounting guidance which amended the accounting for the transfers of financial assets and the consolidation of variable interest entities.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the accompanying consolidated balance sheets of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2010, the Company adopted the new accounting guidance which amended the accounting for the transfers of financial assets and the consolidation of variable interest entities.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2011

KKR Financial Holdings LLC and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$313,829	$97,086
Restricted cash and cash equivalents	571,425	342,706
Securities available-for-sale, $728,558 and $740,949 pledged as collateral as of December 31, 2010 and December 31, 2009, respectively	838,894	755,686
Corporate loans, net of allowance for loan losses of $209,030 and $237,308 as of December 31, 2010 and December 31, 2009, respectively	5,857,816	5,617,925
Corporate loans held for sale	463,628	925,718
Residential mortgage-backed securities, at estimated fair value, nil and $47,572 pledged as collateral as of December 31, 2010 and December 31, 2009, respectively	93,929	47,572
Residential mortgage loans, at estimated fair value	—	2,097,699
Equity investments, at estimated fair value, $12,036 and $110,812 pledged as collateral as of December 31, 2010 and December 31, 2009, respectively	99,955	120,269
Derivative assets	19,519	15,784
Interest and principal receivable	57,414	98,313
Reverse repurchase agreements	—	80,250
Other assets	102,003	100,997

Total assets	$8,418,412	$10,300,005

Liabilities
Collateralized loan obligation secured notes	$5,630,272	$5,667,716
Collateralized loan obligation junior secured notes to affiliates	366,124	533,786
Senior secured credit facility	—	175,000
Asset-based borrowing facility	18,400	—
Convertible senior notes	344,142	275,800
Junior subordinated notes	283,517	283,517
Residential mortgage-backed securities issued, at estimated fair value	—	2,034,772
Accounts payable, accrued expenses and other liabilities	14,193	7,240
Accrued interest payable	22,846	25,297
Accrued interest payable to affiliates	6,316	2,911
Related party payable	12,988	3,367
Securities sold, not yet purchased	—	77,971
Derivative liabilities	76,566	45,970

Total liabilities	6,775,364	9,133,347

Shareholders' Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at December 31, 2010 and December 31, 2009	—	—
Common shares, no par value, 500,000,000 shares authorized, and 177,848,565 and 158,359,757 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	—	—
Paid-in-capital	2,756,200	2,563,634
Accumulated other comprehensive income	133,596	152,728
Accumulated deficit	(1,246,748)	(1,549,704)

Total shareholders' equity	1,643,048	1,166,658

Total liabilities and shareholders' equity	$8,418,412	$10,300,005

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share information)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Net investment income (loss):
Loan interest income	$397,634	$477,044	$777,510
Securities interest income	104,395	94,762	145,865
Other investment income	3,330	919	25,213

Total investment income	505,359	572,725	948,588
Interest expense	131,700	268,087	521,313
Interest expense to affiliates	25,152	21,287	43,301
Provision for loan losses	29,121	39,795	481,488

Net investment income (loss)	319,386	243,556	(97,514)

Other income (loss):
Net realized and unrealized gain (loss) on investments	109,309	(92,287)	(804,754)
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(4,694)	60,908	(141,319)
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(11,396)	(107,028)	(48,899)
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(756)	3,582	50,297
Net gain on restructuring and extinguishment of debt	39,999	30,836	26,486
Other income	10,890	7,714	11,352

Total other income (loss)	143,352	(96,275)	(906,837)

Non-investment expenses:
Related party management compensation	69,125	44,323	36,670
General, administrative and directors expenses	16,516	10,393	19,038
Professional services	5,331	7,384	8,098
Loan servicing	—	7,961	9,444

Total non-investment expenses	90,972	70,061	73,250

Income (loss) from continuing operations before income tax expense	371,766	77,220	(1,077,601)
Income tax expense	702	284	107

Income (loss) from continuing operations	371,064	76,936	(1,077,708)
Income from discontinued operations	—	—	2,668

Net income (loss)	$371,064	$76,936	$(1,075,040)

Net income (loss) per common share:
Basic
Income (loss) per share from continuing operations	$2.33	$0.50	$(7.71)

Income per share from discontinued operations	$—	$—	$0.02

Net income (loss) per share	$2.33	$0.50	$(7.69)

Diluted
Income (loss) per share from continuing operations	$2.32	$0.50	$(7.71)

Income per share from discontinued operations	$—	$—	$0.02

Net income (loss) per share	$2.32	$0.50	$(7.69)

Weighted average number of common shares outstanding:
Basic	157,936	153,756	140,027

Diluted	158,771	153,756	140,027

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at January 1, 2008	115,249	$2,167,156	$(157,245)	$(365,372)		$1,644,539

Net loss	—	—	—	(1,075,040)	$(1,075,040)	(1,075,040)
Net change in unrealized loss on cash flow hedges	—	—	(57,329)	—	(57,329)	(57,329)
Net change in unrealized loss on securities available-for-sale	—	—	(54,208)	—	(54,208)	(54,208)

Comprehensive loss	—	—	—	—	$(1,186,577)

Cash distributions on common shares	—	—	—	(178,310)		(178,310)
Cancellation of restricted common shares	(3)	—	—	—	—	—
Grant of restricted common shares	1,135	—	—	—	—	—
Proceeds from issuance of common shares, net of offering costs	34,500	383,519	—	—		383,519
Share-based compensation expense related to restricted common shares	—	174	—	—		174

Balance at December 31, 2008	150,881	2,550,849	(268,782)	(1,618,722)		663,345

Net income	—	—	—	76,936	$76,936	76,936
Net change in unrealized gain on cash flow hedges	—	—	34,739	—	34,739	34,739
Net change in unrealized gain on securities available-for-sale	—	—	386,771	—	386,771	386,771

Comprehensive income	—	—	—	—	$498,446

Cash distributions on common shares	—	—	—	(7,918)		(7,918)
Proceeds from issuance of common shares, net of offering costs	7,258	8,808	—	—	—	8,808
Grant of restricted common shares	221	—	—	—	—	—
Share-based compensation expense related to restricted common shares	—	3,977	—	—		3,977

Balance at December 31, 2009	158,360	2,563,634	152,728	(1,549,704)		1,166,658

Net income	—	—	—	371,064	$371,064	371,064
Net change in unrealized loss on cash flow hedges	—	—	(13,935)	—	(13,935)	(13,935)
Net change in unrealized gain on securities available-for-sale	—	—	(5,197)	—	(5,197)	(5,197)

Comprehensive income	—	—	—	—	$351,932

Cash distributions on common shares	—	—	—	(68,108)		(68,108)
Proceeds from issuance of common shares, net of offering costs	19,436	175,701	—	—	—	175,701
Grant of restricted common shares	53	—	—	—	—	—
Equity component of convertible notes issuance	—	9,973	—	—	—	9,973
Share-based compensation expense related to restricted common shares	—	6,892	—	—	—	6,892

Balance at December 31, 2010	177,849	$2,756,200	$133,596	$(1,246,748)		$1,643,048

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Cash flows from operating activities:
Net income (loss)	$371,064	$76,936	$(1,075,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized and unrealized (gain) loss on derivatives, foreign exchange, and securities sold, not yet purchased	5,378	(64,490)	91,022
Net gain on restructuring and extinguishment of debt	(39,999)	(59,635)	(26,486)
Write-off of debt issuance costs	8,160	5,267	1,154
Lower of cost or estimated fair value adjustment on corporate loans held for sale	14,725	51,037	137,269
Provision for loan losses	29,121	39,795	481,488
Impairment on securities available-for-sale and private equity investments at cost	12,890	43,906	474,520
Share-based compensation	6,892	3,977	174
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	11,396	107,028	25,190
Net realized (gain) loss on sales of investments	(136,924)	(2,656)	198,726
Deferred interest expense	4,427	20,783	—
Depreciation and net amortization	(103,430)	(58,118)	(39,000)
Changes in assets and liabilities:
Interest receivable	12,008	43,482	38,020
Other assets	(36,739)	(30,498)	(15,450)
Related party payable	9,621	491	(6,819)
Accounts payable, accrued expenses and other liabilities	1,151	(46,603)	4,354
Accrued interest payable	(2,451)	(35,822)	(53,438)
Accrued interest payable to affiliates	3,405	1,715	(9,881)

Net cash provided by operating activities	170,695	96,595	225,803

Cash flows from investing activities:
Principal payments from investments	1,765,585	1,247,488	1,502,999
Proceeds from sale of investments	1,591,566	1,454,643	2,117,415
Purchases of investments	(3,020,798)	(1,141,180)	(2,231,215)
Net proceeds, purchases, and settlements of derivatives	13,454	32,510	(117,778)
Net change in reverse repurchase agreements	80,250	8,002	(18,412)
Net change in restricted cash and cash equivalents	(228,719)	890,879	(165,435)

Net cash provided by investing activities	201,338	2,492,342	1,087,574

Cash flows from financing activities:
Net change in repurchase agreements	—	—	(2,723,608)
Net change in asset-backed secured liquidity notes	—	—	(136,596)
Repayment of residential mortgage-backed securities issued	—	(571,228)	(639,317)
Issuance of collateralized loan obligation secured notes	—	—	1,537,585
Retirement of collateralized loan obligation secured notes	(104,734)	(1,846,738)	—
Retirement of collateralized loan obligation junior secured notes to affiliates	(67,519)	—	—
Proceeds from senior secured credit facility, asset-based borrowing facility and secured demand loan	68,719	—	—
Repayment of senior secured credit facility, asset-based borrowing facility and secured demand loan	(227,805)	(100,633)	—
Repayment of junior subordinated notes	—	(1,392)	(20,956)
Proceeds from convertible senior notes	167,325	—	—
Repayment of convertible senior notes	(93,922)	—	(2,225)
Repayment of subordinated notes to affiliates	—	—	(2,880)
Net proceeds from common share offerings and common share option exercises	175,701	—	383,519
Distributions on common shares	(68,108)	(7,918)	(178,310)
Other capitalized costs	(4,947)	(5,372)	(13,239)

Net cash used in financing activities	(155,290)	(2,533,281)	(1,796,027)

Net increase (decrease) in cash and cash equivalents	216,743	55,656	(482,650)
Cash and cash equivalents at beginning of year	97,086	41,430	524,080

Cash and cash equivalents at end of year	$313,829	$97,086	$41,430

Supplemental cash flow information:
Cash paid for interest	$99,308	$290,147	$663,507
Net cash paid (received) for income taxes	$768	$373	$(651)
Non-cash investing and financing activities:
Deconsolidation of residential mortgage loans	$2,034,772	$—	$—
Deconsolidation of residential mortgage-backed securities issued	$(2,034,772)	$—	$—
Subordinate tranche of the residential mortgage loan securitization trusts included in residential mortgage-backed securities	$74,366	$—	$—
Equity component of the convertible senior notes	$9,973	$—	$—
Net receivable for securities sold	$—	$—	$(2,610)
Issuance of restricted common shares	$470	$615	$16,339
Distributions of securities to the asset-backed secured liquidity noteholders	$—	$—	$3,623,049
Exchange of convertible senior notes to equity	$—	$8,808	$—
Exchange of CLO 2009-1 subordinated notes to affiliate for 20% interest in CLO 2009-1 assets	$—	$90,429	$—
Loans transferred from held for sale to held for investment	$510,671	$—	$—

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization

        KKR Financial Holdings LLC together with its subsidiaries (the "Company" or "KKR Financial") is a specialty finance company with expertise in a range of asset classes. The Company's core business strategy is to leverage the proprietary resources of its manager with the objective of generating both current income and capital appreciation. The Company primarily invests in financial assets such as below investment grade corporate debt, marketable equity securities and private equity. Additionally, the Company may make investments in other asset classes including natural resources and real estate. Below investment grade corporate debt includes senior secured and unsecured loans, mezzanine loans, high yield bonds, and distressed and stressed debt securities.

        The corporate loans the Company invests in are generally referred to as syndicated bank loans, or leveraged loans, and are purchased via assignment or participation in either the primary or secondary market. The majority of the Company's corporate debt investments are held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for its corporate debt investments. The senior secured notes issued by the CLO transactions are generally owned by unaffiliated third party investors and the Company owns the majority of the mezzanine and subordinated notes in the CLO transactions. The Company executes its core business strategy through majority-owned subsidiaries, including CLOs.

        KKR Financial Advisors LLC (the "Manager"), a wholly-owned subsidiary of KKR Asset Management LLC (formerly known as Kohlberg Kravis Roberts & Co. (Fixed Income) LLC), manages the Company pursuant to a management agreement (the "Management Agreement"). KKR Asset Management LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and entities established to complete secured financing transactions that are considered to be variable interest entities and for which the Company is the primary beneficiary. KKR Financial Corp., which was sold on June 30, 2008, is presented as discontinued operations for financial statement purposes.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from management's estimates.

Consolidation

        Effective January 1, 2010, the Company adopted new accounting guidance which amended the accounting for the transfers of financial assets, eliminated the concept of a qualified special purpose entity and significantly changed the criteria by which an enterprise determines whether or not it must consolidate a variable interest entity ("VIE"). Under the new accounting guidance, consolidation of a VIE requires both the power to direct the activities that most significantly impact the VIE's economic

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

performance and the obligation to absorb losses of the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE.

        As a result of the adoption of the new accounting guidance regarding the amended consolidation model based on power and economics, the Company determined that six residential mortgage loan securitization trusts, which were previously consolidated by the Company as it was deemed to be the primary beneficiary, were required to be deconsolidated. The Company determined that it did not have the power to direct the activities that most significantly impact the economic performance of the securitization trusts or the performance of the securitization trusts' underlying assets as the Company was never the servicer of the trusts nor did it participate in any servicing activities. Accordingly, the Company determined that it was no longer the primary beneficiary of the six securitization trusts under the new accounting guidance and deconsolidated them as of January 1, 2010. This resulted in the reduction of both assets and liabilities of approximately $2.0 billion. In addition, loan interest income, interest expense, loan servicing expense, and net unrealized and realized gain (loss) associated with the residential mortgage loan securitization trusts are no longer reported on the Company's consolidated financial statements. The deconsolidation of the six residential mortgage loan securitization trusts had no net impact on the Company's shareholders' equity, results of operations and cash flows. Refer to Note 6 to these consolidated financial statements for further discussion of the Company's residential mortgage-backed securities ("RMBS") and to Note 7 to these consolidated financial statements for the impact of the deconsolidation.

        KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1") and KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A") are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities' economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

        These five CLOs, through which the Company finances the majority of its corporate debt investments, include $7.1 billion par amount, or $6.8 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the related entities' debt which in aggregate total $5.6 billion of senior and junior secured notes outstanding held by unaffiliated third parties and $366.1 million of junior notes outstanding held by an affiliate of the Manager. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions. As such, these CLOs are considered non-recourse leverage.

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

  The types of assets generally included in this category are equity securities listed in active markets.

  Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

  The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, certain securities sold, not yet purchased and certain financial instruments classified as derivatives.

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

  The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, at estimated fair value, RMBS, residential mortgage loans, residential mortgage-backed securities issued ("RMBS Issued") and certain derivatives.

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

        Equity Investments, at Estimated Fair Value:    Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on a market and income (discounted cash flow) approach, from which various internal and external factors are considered. Factors include the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparable securities, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

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

Securities Available-for-Sale

        The Company classifies its investments in securities as available-for-sale as the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income. Estimated fair values are based on quoted market prices, when available, on estimates provided by independent pricing sources or dealers who make markets in such securities, or internal valuation models when external sources of fair value are not available. Upon the sale of a security, the realized net gain or loss is computed on a weighted average cost basis. Purchases and sales of securities are recorded on the trade date.

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

Equity Investments, at Estimated Fair Value

        The Company has elected the fair value option of accounting for certain marketable equity securities and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at fair value, are managed based on overall value and potential returns. Investments carried at fair value are presented separately on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains and losses on investments on the consolidated statements of operations.

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

Corporate Loans

        The Company purchases participations and assignments in corporate loans in the primary and secondary market. Loans are held for investment and the Company initially records loans at their purchase prices. The Company subsequently accounts for loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. Corporate loans

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

that the Company transfers to held for investment or held for sale are transferred at the lower of cost or estimated fair value.

        Interest income on loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. Unamortized premiums and unaccreted discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the loans using the effective interest method.

        A loan is typically placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the underlying collateral securing the loan decreases below the Company's carrying value of such loan. As such, loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt. The Company typically charges-off a corporate loan when management believes the asset to be uncollectible.

Corporate Loans Held for Sale

        Corporate loans held for sale consist of loans that the Company has determined to no longer hold for investment. Corporate loans held for sale are stated at lower of cost or estimated fair value and are assessed on an individual basis.

Allowance for Loan Losses

        The Company's corporate loan portfolio is comprised of a single portfolio segment which includes one class of financing receivables, that is, high yield loans that are purchased via assignment or participation in either the primary or secondary market and are held primarily for investment. High yield loans are generally characterized as having below investment grade ratings or being unrated and generally consist of leveraged loans.

        The Company's allowance for loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company's allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of the Company's loan portfolio that is performed on a quarterly basis. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertains to specific loans that the Company has determined are impaired. The Company determines a loan is impaired when management estimates that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis the Company performs a comprehensive review of its entire loan portfolio and identifies certain loans that it has determined are impaired. Once a loan is identified as being impaired, the Company places the loan on non-accrual status, unless the loan is already on non-accrual status, and records a reserve that reflects management's best estimate of the loss that the Company expects to recognize from the loan. The

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

expected loss is estimated as being the difference between the Company's current cost basis of the loan, including accrued interest receivable, and the loan's estimated fair value.

        The unallocated component of the Company's allowance for loan losses represents its estimate of probable losses inherent in the loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. The Company estimates the unallocated component of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer's capital structure. The seniority classifications assigned to loans are senior secured, second lien and subordinate. Senior secured consists of loans that are the most senior debt in an issuer's capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured loans often have a first lien on some or all of the issuer's assets. Second lien consists of loans that are secured by a second lien interest on some or all of the issuer's assets; however, the loan is subordinate to the first lien debt in the issuer's capital structure. Subordinate consists of loans that are generally unsecured and subordinate to other debt in the issuer's capital structure.

        There are three internally assigned risk grades that are applied to loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of probable loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of loss, there are issuer and/or industry specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All loans held for investment, with the exception of loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

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

Manager Compensation

        The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company's financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

expenses incurred on the Company's behalf. See Note 13 to these consolidated financial statements for additional discussion on the payment of the base management fee and incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

Share-Based Compensation

        The Company accounts for share-based compensation issued to its directors and to its Manager using the fair value based methodology in accordance with relevant accounting guidance. Compensation cost related to restricted common shares issued to the Company's directors is measured at its estimated fair value at the grant date, and is amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and common share options issued to the Manager is initially measured at estimated fair value at the grant date, and is remeasured on subsequent dates to the extent the awards are unvested. The Company has elected to use the graded vesting attribution method to amortize compensation expense for the restricted common shares and common share options granted to the Manager.

Income Taxes

        The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes. Holders of the Company's shares will be required to take into account their allocable share of each item of the Company's income, gain, loss, deduction, and credit for the taxable year of the Company ending within or with their taxable year.

        During 2010, the Company owned an equity interest in KKR Financial Holdings II, LLC ("KFH II"), which elected to be taxed as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). KFH II holds certain real estate mortgage-backed securities. A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        The Company has wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will be required to include their current

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

taxable income in the Company's calculation of its taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and KKR Financial CLO 2009-1, Ltd. ("CLO 2009-1") are foreign subsidiaries of the Company that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

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

        The Company presents both basic and diluted earnings (loss) per common share in its consolidated financial statements and footnotes thereto. Basic earnings (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings (loss) per share ("Diluted EPS") reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, as well as the potential dilution of convertible senior notes using the number of shares it would take to satisfy the excess conversion obligation (average Company share price for the period in excess of the conversion price related to the Company's convertible senior notes), if they are not anti-dilutive. See Note 3 to these consolidated financial statements for earnings (loss) per common share computations.

Recent Accounting Pronouncements

Financing Receivables and Allowance for Credit Losses

        In July 2010, the Financial Accounting Standards Board ("FASB") issued new guidance to amend existing disclosure requirements to provide a greater level of disaggregated information about the credit quality of financing receivables and allowance for credit losses. The two levels of disaggregation defined by the FASB are portfolio segment and class of financing receivable. The amendments also require an entity to disclose credit quality indicators, past due information, and modifications of financing receivables. The guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company included the required disclosures in its consolidated financial statements for the year ended December 31, 2010.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Earnings (Loss) per Share

        The following table presents a reconciliation of basic and diluted net income (loss) per common share, as well as the distributions declared per common share for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands, except per share information):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Income (loss) from continuing operations	$371,064	$76,936	$(1,077,708)
Less: Dividends and undistributed earnings allocated to participating securities	3,108	614	1,818

Income (loss) from continuing operations applicable to common shareholders	367,956	76,322	(1,079,526)
Income from discontinued operations	—	—	2,668

Net income (loss) applicable to common shareholders	$367,956	$76,322	$(1,076,858)

Basic:
Basic weighted average shares outstanding	157,936	153,756	140,027
Income (loss) per share from continuing operations	$2.33	$0.50	$(7.71)

Income per share from discontinued operations	$—	$—	$0.02

Net income (loss) per share	$2.33	$0.50	$(7.69)

Diluted:
Basic weighted average shares outstanding	157,936	153,756	140,027

Diluted weighted average shares outstanding(1)	158,771	153,756	140,027

Income (loss) per share from continuing operations	$2.32	$0.50	$(7.71)

Income per share from discontinued operations	$—	$—	$0.02

Net income (loss) per share	$2.32	$0.50	$(7.69)

Distributions declared per common share	$0.43	$0.05	$1.30

(1)
An immaterial conversion premium related to the convertible senior notes was included in the diluted earnings per share for the year ended December 31, 2010. Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the years ended December 31, 2010, 2009 and 2008.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Securities Available-for-Sale

        The following table summarizes the Company's securities classified as available-for-sale as of December 31, 2010 and 2009, which are carried at estimated fair value (amounts in thousands):

	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$646,638	$192,496	$(3,614)	$835,520	$560,637	$198,242	$(4,470)	$754,409
Common and preferred stock	3,117	257	—	3,374	713	564	—	1,277

Total	$649,755	$192,753	$(3,614)	$838,894	$561,350	$198,806	$(4,470)	$755,686

        The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2010 and 2009 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010
Corporate debt securities	$41,656	$(1,331)	$36,631	$(2,283)	$78,287	$(3,614)
December 31, 2009
Corporate debt securities	$8,437	$(113)	$70,967	$(4,357)	$79,404	$(4,470)

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

        During the year ended December 31, 2010, the Company recognized a loss totaling $2.6 million for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. During the year ended December 31, 2009 and 2008, the Company recognized losses totaling $43.9 million and $474.5 million, respectively, for securities that it determined to be other-than-temporarily impaired. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

        As of December 31, 2010, the Company had one corporate debt security in default with an estimated fair value of $1.1 million. As of December 31, 2009, the Company had no corporate debt securities in default.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Securities Available-for-Sale (Continued)

        Corporate debt securities sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deteriorated credit quality. The following table shows the net realized gains (losses) on the sales of securities (amounts in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Gross realized gains	$68,411	$24,163	$5,304
Gross realized losses	(7)	(9,493)	(111,532)

Net realized gains (losses)	$68,404	$14,670	$(106,228)

        The following table summarizes the amortized cost and estimated fair value of corporate debt securities by remaining contractual maturity and weighted average coupon based on par values as of December 31, 2010 (dollar amounts in thousands):

Description	Amortized Cost	Estimated Fair Value	Weighted Average Coupon
Due within one year	$265	$265	5.1%
One to five years	223,144	352,771	7.8
Five to ten years	375,055	404,285	9.5
Greater than ten years	48,174	78,199	10.5

Total	$646,638	$835,520

        The remaining contractual maturities in the table above were allocated assuming no prepayments. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

        Note 8 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of December 31, 2010 and 2009 (amounts in thousands):

	As of December 31, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$—	$107,845
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	728,558	633,104

Total	$728,558	$740,949

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Corporate Loans and Allowance for Loan Losses

        The following table summarizes the Company's corporate loans as of December 31, 2010 and 2009 (amounts in thousands):

	December 31, 2010			December 31, 2009
	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans
Principal(1)	$6,398,997	$481,152	$6,880,149	$6,180,028	$1,033,383	$7,213,411
Unamortized discount	(332,151)	(12,776)	(344,927)	(324,795)	(76,028)	(400,823)

Total amortized cost	6,066,846	468,376	6,535,222	5,855,233	957,355	6,812,588
Lower of cost or fair value adjustment	—	(4,748)	(4,748)	—	(31,637)	(31,637)
Allowance for loan losses	(209,030)	—	(209,030)	(237,308)	—	(237,308)

Net carrying value	$5,857,816	$463,628	$6,321,444	$5,617,925	$925,718	$6,543,643

(1)
Principal amount is net of charge-offs and other adjustments totaling $58.2 million and $158.8 million as of December 31, 2010 and 2009, respectively.

        As of December 31, 2010 and 2009, the Company had an allowance for loan losses of $209.0 million and $237.3 million, respectively. As described in Note 2 to these consolidated financial statements, the allowance for loan losses represents the Company's estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company's estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Corporate Loans and Allowance for Loan Losses (Continued)

        The following table summarizes the changes in the allowance for loan losses for the Company's corporate loan portfolio during the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	2010	2009	2008
Allowance for loan losses:
Beginning balance	$237,308	$480,775	$25,000
Provision for loan losses	29,121	39,795	481,488
Charge-offs	(57,399)	(283,262)	(25,713)

Ending balance	$209,030	$237,308	$480,775

Ending balance: individually evaluated for impairment	$207,633
Ending balance: collectively evaluated for impairment	—
Ending balance: loans acquired with deteriorated credit quality	1,397

	$209,030

Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$6,065,596
Ending balance: collectively evaluated for impairment	—
Ending balance: loans acquired with deteriorated credit quality	25,007

	$6,090,603

(1)
Recorded investment is defined as amortized cost plus accrued interest.

        As of December 31, 2010, the allocated component of the allowance for loan losses totaled $50.1 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $225.6 million and an aggregate recorded investment of $149.8 million. As of December 31, 2009, the allocated component of the allowance for loan losses totaled $81.7 million and relates to investments in loans issued by six issuers with an aggregate par amount of $223.6 million and an aggregate recorded investment of $121.2 million.

        The following table summarizes the Company's recorded investment in impaired loans and the related allowance for credit losses for the year ended December 31, 2010 (amounts in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded	$16,219	$83,215	$—	$12,873	$2,853
With an allowance recorded	133,566	142,377	50,112	133,014	8,256

Total	$149,785	$225,592	$50,112	$145,887	$11,109

        As of December 31, 2010 and 2009, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company's impaired loans are on non-accrual status, the Company's non-accrual loans also include those held for sale that are measured at the lower of cost or fair value and are not reflected in the table above. As of December 31, 2010, the Company had loans

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Corporate Loans and Allowance for Loan Losses (Continued)

on non-accrual status with total recorded investment of $165.1 million, which included $149.8 million of impaired loans that were held for investment and $15.3 million of non-accrual loans held for sale. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $12.9 million, which included $11.1 million for impaired loans that were held for investment and $1.8 million for non-accrual loans held for sale.

        As of December 31, 2009, the Company had loans on non-accrual status with total recorded investment of $439.9 million, which included $121.2 million of impaired loans that were held for investment. During the year ended December 31, 2009, the average recorded investment in the impaired loans on non-accrual status was $600.9 million, which included $530.9 million of impaired loans that were held for investment. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $16.9 million, which included $15.2 million for impaired loans that were held for investment, for the year ended December 31, 2009.

        The unallocated component of the allowance for loan losses totaled $158.9 million and $155.6 million as of December 31, 2010 and 2009, respectively. As described in Note 2 to these consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer's capital structure for the year ended December 31, 2010 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment December 31, 2010
High	Senior Secured Loan	$945,435
	Second Lien Loan	389,981

		$1,335,416

Moderate	Senior Secured Loan	$494,433
	Second Lien Loan	38,448
	Subordinated	4,431

		$537,312

Low	Senior Secured Loan	$3,829,458
	Second Lien Loan	137,182
	Subordinated	101,450

		$4,068,090

	Total Unallocated	$5,940,818
	Total Allocated	149,785

	Total Loans Held for Investment	$6,090,603

        During the years ended December 31, 2010, 2009 and 2008, the Company recorded charge-offs totaling $57.4 million, $283.3 million and $25.7 million, respectively, comprised primarily of loans transferred to loans held for sale. As of December 31, 2010, the Company had $463.6 million of loans

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Corporate Loans and Allowance for Loan Losses (Continued)

held for sale, a decrease of $462.1 million from December 31, 2009 due to the sale of certain loans and the transfer of loans to held for investment for those the Company determined it no longer had the intention of selling.

        As of December 31, 2010, the Company held corporate loans that were in default with a total amortized cost of $18.6 million from one issuer. As of December 31, 2009, the Company held loans that were in default with a total amortized cost of $392.5 million from seven issuers. The majority of corporate loans in default during 2010 and 2009 were included in the loans for which the allocated component of the Company's allowance for losses was related to, or for which the Company determined were loans held for sale as of December 31, 2010 and December 31, 2009, respectively.

        Note 8 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans held for sale and corporate loans pledged as collateral as of December 31, 2010 and 2009 (amounts in thousands):

	As of December 31, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$—	$425,740
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	6,152,924	6,354,382

Total	$6,152,924	$6,780,122

Note 6. Residential Mortgage-Backed Securities

        The Company held RMBS with an estimated fair value of $93.9 million and $47.6 million as December 31, 2010 and December 31, 2009, respectively. As of January 1, 2010, RMBS increased $74.4 million due to the deconsolidation of six residential mortgage loan securitization trusts (see "Consolidation" under Note 2 to these consolidated financial statements). The $74.4 million represents the estimated fair value of the Company's RMBS which were issued by these six residential mortgage securitization trusts.

        Note 8 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged RMBS. The following table summarizes the estimated fair value of RMBS pledged as collateral as of December 31, 2010 and 2009 (amounts in thousands):

	As of December 31, 2010	As of December 31, 2009
Pledged as collateral for borrowings under senior secured credit facility	$—	$42,627
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	—	4,945

Total	$—	$47,572

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Deconsolidation of Residential Mortgage Loans Securitization Trusts

        On January 1, 2010, the Company deconsolidated six residential mortgage securitization trusts as a result of the Company's adoption of new accounting guidance regarding the consolidation model for variable interest entities. The Company has no exposure to loss in excess of the estimated fair value of the $74.4 million RMBS which were issued by these six residential mortgage securitization trusts (see Note 6 to these consolidated financial statements).

        The following information represents the assets and liabilities removed from the Company's consolidated balance sheet as of January 1, 2010 as a result of the deconsolidation of the six residential mortgage loan securitization trusts (amounts in thousands):

As of January 1, 2010
Assets
Residential mortgage loans, at estimated fair value(1)	$2,023,333
Real estate owned (recorded within other assets on the consolidated balance sheets)	11,439
Interest receivable	4,529

$2,039,301

Liabilities
Residential mortgage-backed securities issued, at estimated fair value	$2,034,772
Accrued interest payable	4,529

$2,039,301

(1)
Excludes $74.4 million which represents the estimated fair value of the Company's RMBS which were issued by the six residential mortgage loan securitization trusts that were deconsolidated under GAAP as of January 1, 2010.

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

        As of December 31, 2009, residential mortgage loans at estimated fair value, totaled $2.1 billion, which excluded REO as a result of foreclosure on delinquent loans of $11.4 million as of December 31, 2009. Loans were transferred to REO at the lower of cost or fair value. REO was recorded within other assets on the Company's consolidated balance sheets.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Deconsolidation of Residential Mortgage Loans Securitization Trusts (Continued)

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

	As of December 31, 2009
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

        As of December 31, 2009, the loss exposure or uncollected principal amount related to the Company's delinquent residential mortgage loans in the table above exceeded their fair value by $20.2 million.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Deconsolidation of Residential Mortgage Loans Securitization Trusts (Continued)

Residential mortgage-backed securities issued

        RMBS Issued consisted of the senior tranches of six residential mortgage loan securitization trusts that the Company previously consolidated under GAAP and for which the Company reported the debt issued by these trusts that it did not hold on its consolidated balance sheets. The Company carried RMBS Issued at estimated fair value with unrealized gains and losses reported in income. The Company elected the fair value option for its RMBS Issued for the purpose of enhancing the transparency of its financial condition as fair value was consistent with how the Company managed the risks of its residential mortgage portfolio.

        As of December 31, 2009, RMBS Issued had an outstanding amount of $2.6 billion and an estimated fair value of $2.0 billion. As of December 31, 2009, the weighted average coupon of the RMBS Issued was 2.3% and the weighted average years to maturity were 25.8 years.

Note 8. Borrowings

        Certain information with respect to the Company's borrowings as of December 31, 2010 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
Senior secured credit facility	$—	3.51%	1,219	$—
Asset-based borrowing facility(2)	18,400	2.76	1,770	32,760
CLO 2005-1 senior secured notes	833,220	0.61	2,308	898,017
CLO 2005-2 senior secured notes	801,323	0.60	2,522	887,573
CLO 2006-1 senior secured notes	683,265	0.66	2,794	845,342
CLO 2007-1 senior secured notes	2,075,040	0.84	3,788	2,452,442
CLO 2007-1 junior secured notes to affiliates(3)	300,672	—	3,788	353,430
CLO 2007-1 junior secured notes(4)	61,504	—	3,788	72,689
CLO 2007-A senior secured notes	1,165,099	1.18	2,480	1,218,688
CLO 2007-A junior secured notes to affiliates(5)	65,452	—	2,480	68,462
CLO 2007-A junior secured notes(6)	10,821	—	2,480	11,318
Convertible senior notes	344,142	7.24	1,366	—
Junior subordinated notes	283,517	5.42	9,443	—

Total	$6,642,455			$6,840,721

(1)
Collateral for borrowings consists of securities available-for-sale, equity investments, at estimated fair value and corporate loans.

(2)
Collateral for borrowings consists of oil and gas assets purchased during the fourth quarter of 2010 for an aggregate purchase price of $32.8 million, whereby no impairment was deemed to exist. These oil and gas assets are included in other assets in the consolidated balance sheets as of December 31, 2010.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Borrowings (Continued)

(3)
CLO 2007-1 junior secured notes to affiliates consist of $170.4 million of mezzanine notes with a weighted average borrowing rate of 5.1% and $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(4)
CLO 2007-1 junior secured notes consist of $55.7 million of mezzanine notes with a weighted average borrowing rate of 3.6% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)
CLO 2007-A junior secured notes to affiliates consist of $55.0 million of mezzanine notes with a weighted average borrowing rate of 6.4% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)
CLO 2007-A junior secured notes consist of $6.2 million of mezzanine notes with a weighted average borrowing rate of 7.0% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Borrowings (Continued)

(3)
CLO 2007-1 junior secured notes to affiliates consist of $256.9 million of mezzanine notes with a weighted average borrowing rate of 5.2% and $180.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(4)
CLO 2007-1 junior secured notes consist of $8.4 million of mezzanine notes with a weighted average borrowing rate of 5.2% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)
CLO 2007-A junior secured notes to affiliates consist of $81.5 million of mezzanine notes with a weighted average borrowing rate of 6.5% and $14.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)
CLO 2007-A junior secured notes consist of $2.6 million of mezzanine notes with a weighted average borrowing rate of 6.5% and $0.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

CLO Notes

        The indentures governing the Company's CLO transactions include numerous compliance tests, the majority of which relate to the CLO's portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO's manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests ("OC Tests") which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC test is brought back into compliance. Due to the failure of OC Tests during the year ended December 31, 2009, CLO 2005-2 senior secured notes were paid down by $9.0 million, CLO 2006-1 senior secured notes were paid down by $32.1 million, CLO 2007-1 senior secured notes were paid down by $149.5 million and CLO 2007-A senior secured notes were paid down by $56.1 million. During the year ended December 31, 2010, the Company paid down $90.3 million of original CLO 2007-1 senior secured notes, due to the failure of OC Tests. As of December 31, 2010, all of the Company's CLO transactions were in compliance with their respective OC and interest coverage tests.

        On July 10, 2009, the Company surrendered for cancellation, without consideration, approximately $298.4 million in aggregate of mezzanine notes and junior notes ("Surrendered Notes") issued to the Company by CLO 2005-1, CLO 2005-2 and CLO 2006-1. The Surrendered Notes were promptly cancelled upon receipt by the trustee of each transaction and the related debt was extinguished by the issuers thereof. The Company consolidates its CLO subsidiaries and therefore, this transaction did not have an impact on its consolidated financial statements. Similarly, as CLO 2005-1, CLO 2005-2 and CLO 2006-1 are treated as disregarded entities for tax purposes, this transaction did not have any material tax implications for the Company or its shareholders.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Borrowings (Continued)

        During the first quarter of 2010, in an open market auction, the Company purchased $10.3 million of mezzanine notes issued by CLO 2007-A for $5.5 million and $72.7 million of mezzanine and subordinate notes issued by CLO 2007-1 for $38.8 million, both of which were previously held by an affiliate of the Company's manager. These transactions resulted in the Company recording an aggregate gain on extinguishment of debt totaling $38.7 million during 2010.

CLO 2009-1

        On January 12, 2009, Wayzata Funding LLC ("Wayzata") was amended to eliminate the market value-based covenants and on March 31, 2009, the Company completed the restructuring of Wayzata whereby substantially all of Wayzata's assets were transferred to CLO 2009-1. CLO 2009-1 was a newly formed special purpose company which issued $560.8 million aggregate principal amount of senior notes due April 2017 and $154.3 million aggregate principal amount of subordinated notes due April 2017 to the existing Wayzata note holders in exchange for cancellation of the Wayzata notes, due November 2012, previously held by each of them. CLO 2009-1 was structured as a cash flow transaction and did not contain the market value provisions previously contained in Wayzata. The portfolio manager of the CLO was an affiliate of the Manager. The notes issued by CLO 2009-1 were secured by the same collateral that secured the Wayzata facility, consisting primarily of senior secured leveraged loans. As was the case with Wayzata, the Company and an affiliate of the Manager owned all of the subordinated notes issued by the CLO.

        The restructuring of Wayzata and the formation of CLO 2009-1 outlined above qualified as a troubled debt restructuring. Prior to the restructuring on March 31, 2009, an affiliate of the Manager held an aggregate par amount of $125.0 million of subordinated notes issued by Wayzata (the "Wayzata Subordinated Notes"). In connection with the restructuring, the Wayzata Subordinated Notes were exchanged for $30.9 million par amount of junior notes issued by CLO 2009-1 (the "CLO 2009-1 Junior Notes"). The portion of the CLO 2009-1 Junior Notes held by the affiliate of the Manager was carried at $90.4 million which represented the total future cash payments that the affiliate of the Manager could receive from the CLO 2009-1 Junior Notes. The exchange by the affiliate of the Manager of Wayzata Subordinated Notes for CLO 2009-1 Junior Notes was treated as a modification of terms of the Wayzata Subordinated Notes. Accordingly, the Company recognized a gain on debt restructuring totaling $34.6 million.

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

        The retirement of the senior notes issued by CLO 2009-1 included the payment of a $28.8 million placement fee to the senior note holders that was paid from the cash held by CLO 2009-1. The placement fee was structured to be paid by CLO 2009-1 on a quarterly basis over the life of the transaction and the $28.8 million amount reflects the present value of the future quarterly fee payments. As the Company consolidated CLO 2009-1, this fee was recognized as an expense during the third quarter of 2009 and was partially offset by a $14.4 million net gain recognized from the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Borrowings (Continued)

retirement of the subordinated notes issued by CLO 2009-1 to an affiliate. The net loss from the CLO 2009-1 deleveraging was recorded in net gain on restructuring and extinguishment of debt on the consolidated statements of operations.

Senior Secured Credit Facility

        On May 3, 2010, the Company entered into a credit agreement for a four-year $210.0 million asset-based revolving credit facility (the "2014 Facility"), maturing on May 3, 2014, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified financial assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company may obtain additional commitments under the 2014 Facility so long as the aggregate amount of commitments at any time does not exceed $600.0 million. On May 5, 2010, the Company obtained additional commitments of $40.0 million, bringing the total amount of commitments under the 2014 Facility to $250.0 million.

        The Company has the right to prepay loans under the 2014 Facility in whole or in part at any time. Loans under the 2014 Facility bear interest at a rate equal to the London interbank offered rate ("LIBOR") plus 3.25% per annum. The 2014 Facility contains customary covenants applicable to the Company, including a restriction from making distributions to holders of common shares in excess of 65% of the Company's estimated annual taxable income.

        As of December 31, 2010, the Company had no borrowings outstanding under the 2014 Facility.

        On May 26, 2010, the Company terminated its credit agreement, dated as of November 10, 2008, maturing on November 10, 2011 (the "2011 Credit Agreement"). The 2011 Credit Agreement was terminated in connection with the Company's initial borrowing under its new credit facility entered into on May 3, 2010 as described above. At the time of termination, there was $150.0 million of borrowings outstanding under the 2011 Credit Agreement which the Company prepaid. There were no early termination or prepayment fees associated with the Company's termination and repayment of all outstanding borrowings. The termination resulted in a $6.5 million write-off of unamortized debt issuance costs.

Asset-Based Borrowing Facility

        On November 5, 2010, the Company entered into a credit agreement for a five-year $49.7 million non-recourse, asset-based revolving credit facility (the "2015 Natural Resources Facility"), maturing on November 5, 2015, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company.

        As of December 31, 2010, the Company had $18.4 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, the Company had a letter of credit outstanding totaling $1.0 million.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Borrowings (Continued)

        As of December 31, 2010, the Company believes it was in compliance with the covenant requirements for both credit facilities.

  Convertible Debt

        During June 2009, the Company completed two transactions to exchange a total of $15.7 million par value of its 7.0% convertible senior notes maturing on July 15, 2012 (the "7.0% Notes") for 7.2 million of the Company's common shares. These transactions resulted in the Company recording a gain of $6.9 million, or approximately $0.05 per diluted common share, which was partially offset by a write-off of $0.1 million of unamortized debt issuance costs and $0.4 million of other associated costs during the second quarter of 2009.

        During the first quarter of 2010, the Company repurchased $95.2 million par amount of its 7.0% Notes, reducing the amount outstanding from $275.8 million as of December 31, 2009 to $180.6 million as of December 31, 2010. These transactions resulted in the Company recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during 2010.

        On January 15, 2010, the Company issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 ("7.5% Notes"). The 7.5% Notes bear interest at a rate of 7.5% per annum on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company's right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of December 31, 2010, the conversation rate for each $1,000 principal amount of 7.5% Notes was 125.6251 common shares. Net proceeds from the offering totaled $167.3 million, reflecting gross proceeds of $172.5 million from the issuance less $5.2 million for underwriting fees.

        In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company's consolidated balance sheet as of December 31, 2010. The remaining liability component of $163.6 million, included within convertible senior notes on the Company's consolidated balance sheet as of December 31, 2010, is comprised of the principal $172.5 million less the unamortized debt discount of $8.9 million. The total debt discount amortization recognized for the year ended December 31, 2010 was $1.0 million. The debt discount will continue to be amortized at the effective interest rate of 8.6%. For the year ended December 31, 2010, the total interest expense recognized on the 7.5% Notes was $12.4 million.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Borrowings (Continued)

Junior Subordinated Notes

        In August 2009, the Company repurchased $5.0 million of junior subordinated notes, which resulted in a gain on extinguishment of $3.8 million, partially offset by a $0.1 million write-off of unamortized debt issuance costs.

Contractual Obligations

        The table below summarizes the Company's contractual obligations (excluding interest) under borrowing agreements as of December 31, 2010 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset-based borrowing facility(1)	$19,393	$993	$—	$18,400	$—
CLO 2005-1 senior secured notes	833,220	—	—	—	833,220
CLO 2005-2 senior secured notes	801,323	—	—	—	801,323
CLO 2006-1 senior secured notes	683,265	—	—	—	683,265
CLO 2007-1 senior secured notes	2,075,040	—	—	—	2,075,040
CLO 2007-1 junior secured notes to affiliates	300,672	—	—	—	300,672
CLO 2007-1 junior secured notes	61,504	—	—	—	61,504
CLO 2007-A senior secured notes	1,165,099	—	—	—	1,165,099
CLO 2007-A junior secured notes to affiliates	65,452	—	—	—	65,452
CLO 2007-A junior secured notes	10,821	—	—	—	10,821
Convertible senior notes(2)	353,077	—	180,577	—	172,500
Junior subordinated notes	283,517	—	—	—	283,517

Total	$6,652,383	$993	$180,577	$18,400	$6,452,413

(1)
Includes the letter of credit outstanding.

(2)
Represents the principal amount of the notes, which excludes the accounting adjustment for convertible debt instruments that may be settled in cash upon conversion described above.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Derivative Financial Instruments (Continued)

        The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2010 and December 31, 2009 (amounts in thousands):

	As of December 31, 2010		As of December 31, 2009
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$483,333	$(58,365)	$383,333	$(43,800)
Free-Standing Derivatives:
Interest rate swaps	—	—	89,246	(281)
Commodity swaps	—	(226)	—	—
Credit default swaps—protection sold	13,500	492	51,000	(385)
Total rate of return swaps	—	104	104,446	11,809
Foreign exchange forward contracts	(154,405)	(17,296)	—	—
Foreign exchange options	130,207	14,791	—	—
Common stock warrants(1)	—	3,453	—	2,471

Total	$472,635	$(57,047)	$628,025	$(30,186)

(1)
As of December 31, 2009, the total $2.5 million of common stock warrants was pledged as collateral for borrowings described in Note 8 to these consolidated financial statements. Of the $2.5 million, $1.1 million of warrants was pledged as collateral for the senior secured credit facility and $1.4 million of warrants was pledged for collateralized loan obligation secured notes and junior secured notes to affiliates. There were no warrants pledged as collateral for borrowings as of December 31, 2010.

Cash Flow Hedges

        The Company uses interest rate derivatives consisting of swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Company designates these financial instruments as cash flow hedges.

        During June 2010, the Company entered into a $100.0 million notional pay-fixed, receive-variable interest rate swap. The swap has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in the interest payments of the Company's floating rate junior subordinated notes debt due to fluctuations in the indexed rate. Changes in value of the interest rate swap are recorded through other comprehensive income, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period. The hedged transaction period is through October 2036, which is the stated maturity of the floating rate debt.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Derivative Financial Instruments (Continued)

        The following table shows the net (losses) gains recognized in other comprehensive income related to derivatives in cash flow hedging relationships for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
(Losses) gains recognized in other comprehensive income on cash flow hedges	(13,935)	34,739	(57,329)

Free-Standing Derivatives

        Free-standing derivatives are derivatives that the Company has entered into in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include credit default swaps ("CDS"), foreign exchange contracts and options, interest rate swaps and commodity derivatives. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest on such notional amount plus any negative change in fair value amounts from such reference asset.

        Gains and losses on free-standing derivatives are reported on the consolidated statements of operations in net realized and unrealized gain (loss) on derivatives and foreign exchange. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

Credit Default Swaps

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

        As of December 31, 2010 and December 31, 2009, the Company had sold protection with a notional amount of $13.5 million and $51.0 million, respectively. The Company sells protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9. Derivative Financial Instruments (Continued)

        The following table shows the net realized gains on the Company's CDS for the years ended December 31 2010, 2009 and 2008 (amounts in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Gross realized gains	$—	$58,967	$9,779
Gross realized losses	—	(996)	(1,922)

Net realized gains	$—	$57,971	$7,857

Commodity Derivatives

        In an effort to minimize the effects of the volatility of oil and natural gas prices, the Company will from time to time, enter into derivative instruments such as swap contracts to hedge its forecasted oil and natural gas sales. The Company does not designate these contracts as cash flow hedges and as such, the changes in fair value of these instruments are recorded in current period earnings.

        During December 2010, the Company entered into commodity derivative contracts, consisting of oil and natural gas receive-fixed, pay-floating swaps for certain years through 2013. As the effective date of the swaps was no earlier than February 2011, the Company did not have any oil or natural gas derivatives settlements for the year ended December 31, 2010. The oil and natural gas derivatives are settled monthly.

        The following table summarizes by derivative instrument type the effect on income from free-standing derivatives for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

Free-Standing Derivatives:	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Interest rate swaps	$311	$(3,328)	$3,108
Commodity swaps	(226)	—	—
Credit default swaps	1,970	17,632	41,177
Total rate of return swaps	1,771	45,607	(188,829)
Foreign exchange contracts	(17,296)	(255)	6,334
Foreign exchange options	14,630	—	—
Common stock warrants	663	457	(799)

Net realized and unrealized gains (losses) on free-standing derivatives	$1,823	$60,113	$(139,009)

        For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the years ended December 31, 2010, 2009 and 2008, the Company recognized an immaterial amount of ineffectiveness in income on the consolidated statements of operations from its cash flow and fair value hedges.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of December 31, 2010	As of December 31, 2009
Net unrealized gains on available-for-sale securities	$189,139	$194,336
Net unrealized losses on cash flow hedges	(55,543)	(41,608)

Accumulated other comprehensive income	$133,596	$152,728

        The components of changes in other comprehensive income (loss) were as follows (amounts in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Unrealized (losses) gains on securities available-for-sale:
Unrealized gains (losses) arising during period	$77,127	$401,441	$(160,436)
Reclassification adjustments for (gains) losses realized in net income(1)	(82,324)	(14,670)	106,228

Unrealized (losses) gains on securities available-for-sale	(5,197)	386,771	(54,208)

Unrealized (losses) gains on cash flow hedges:
Unrealized (losses) gains arising during period	(13,935)	34,739	(57,329)

Unrealized (losses) gains on cash flow hedges	(13,935)	34,739	(57,329)

Other comprehensive (loss) income	$(19,132)	$421,510	$(111,537)

(1)
Excludes an impairment charge of $2.6 million, $43.9 million and $474.5 million for investments which were determined to be other-than-temporary for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 11. Commitments & Contingencies

Loan Commitments

        As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. As of December 31, 2010 and 2009, the Company had committed to purchase corporate loans with aggregate commitments totaling $90.9 million and $156.5 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Commitments & Contingencies (Continued)

specific amount at the discretion of the borrower. As of December 31, 2010 and 2009, the Company had unfunded financing commitments totaling $31.6 million and $40.5 million, respectively. The Company did not have any material losses as of December 31, 2010, nor does it expect material losses related to those corporate loans for which it committed to purchase and fund.

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

        Holders constituting a majority of the controlling class of senior notes of CLO 2005-2 (the "2005-2 Noteholders") notified the related trustee of purported defaults under the indentures related to the surrender of the 2005-2 Notes. The Company announced on November 29, 2009 that it reached an agreement on November 23, 2009 with the 2005-2 Noteholders pursuant to which the 2005-2 Noteholders have agreed, subject to the terms and conditions of the agreement, not to challenge the July 2009 surrender for cancellation transaction. In exchange, the Company has agreed to certain arrangements, including, among other things, to refrain from undertaking a comparable surrender for cancellation, of any other mezzanine notes or junior notes issued to it by CLO 2005-2. In addition, the Company has agreed with the 2005-2 Noteholders that, for so long as no legal action or similar challenge is brought to the Company's prior surrender of notes in any of its CLO transactions, the Company will not undertake a comparable surrender for cancellation, without consideration, of any mezzanine notes or junior notes issued to it by CLO 2005-1, CLO 2006-1, CLO 2007-1 or CLO 2007-A.

        In addition, during 2010, certain holders of the senior notes of CLO 2006-1 (the "2006-1 Noteholders") notified the related trustee of purported defaults under the indenture related to the surrender of the 2006-1 Notes. The Company does not believe based on discussions with counsel that an event of default has occurred and is engaged in discussions with the 2006-1 Noteholders to resolve this matter. Accordingly, the Company does not believe that this matter will have a material effect on its financial condition.

        KKR Asset Management LLC has furnished information to the SEC in response to a request from the SEC for information in connection with its examination of certain investment advisers in order to review trading procedures and valuation practices in the collateral pools of CLOs for which it acts as collateral manager. KKR Asset Management LLC also provided information regarding the surrender by the Company for cancellation, without consideration, of certain notes that had been issued to the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Commitments & Contingencies (Continued)

Company by collateral pools of CLOs. KKR Asset Management LLC fully cooperated with the SEC's examination and the examination is now complete.

        On August 7, 2008, the members of the Company's board of directors and certain of its former executive officers and the Company were named in a putative class action complaint filed by Charter Township of Clinton Police and Fire Retirement System in the United States District Court for the Southern District of New York (the "Charter Litigation"). On March 13, 2009, the lead plaintiff filed an amended complaint, which deleted as defendants the members of the Company's board of directors and named as defendants only the Company's former chief executive officer Saturnino S. Fanlo, the Company's former chief operating officer David A. Netjes, the Company's former chief financial officer Jeffrey B. Van Horn and the Company. The amended complaint alleges that the Company's April 2, 2007 registration statement and prospectus and the financial statements incorporated therein contained material omissions in violation of Section 11 of the Securities Act, regarding the risks and potential losses associated with the Company's real estate-related assets, the Company's ability to finance its real estate-related assets and the adequacy of the Company's loss reserves for its real estate-related assets. The amended complaint further alleges that, pursuant to Section 15 of the Securities Act, Messrs. Fanlo, Netjes and Van Horn each have legal responsibility for the alleged Section 11 violation. On April 27, 2009, the defendants filed a motion to dismiss the amended complaint for failure to state a claim under the Securities Act. On November 17, 2010, the Court granted the defendant's motion and dismissed the case with prejudice. Plaintiffs' time to take an appeal expired and the judgment was final.

        On August 15, 2008, the members of the Company's board of directors and its executive officers (collectively, the "Kostecka Individual Defendants") were named in a shareholder derivative action brought by Raymond W. Kostecka, a purported shareholder, in the Superior Court of California, County of San Francisco (the "California Derivative Action"). The Company was named as a nominal defendant. The complaint in the California Derivative Action asserts claims against the Kostecka Individual Defendants for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment in connection with the conduct at issue in the Charter Litigation, including the filing of the Company's April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated January 8, 2009, the Court approved the parties' stipulation to stay the proceedings in the California Derivative Action until the Charter Litigation is dismissed on the pleadings or the Company files an answer to the Charter Litigation. On November 17, 2010, the Court dismissed the Charter Litigation with prejudice and that judgment was final. The plaintiff in the California Derivative Action subsequently agreed to withdraw his complaint, and a stipulated order dismissing the California Derivative Action was entered on February 14, 2011.

        On March 23, 2009, the members of the Company's board of directors and certain of its executive officers (collectively, the "Haley Individual Defendants") were named in a shareholder derivative action brought by Paul B. Haley, a purported shareholder, in the United States District Court for the Southern District of New York (the "New York Derivative Action"). The Company was named as a nominal defendant. The complaint in the New York Derivative Action asserts claims against the Haley Individual Defendants for breaches of fiduciary duty, breaches of the duty of full disclosure, and for contribution in connection with the conduct at issue in the Charter Litigation, including the filing of the Company's April 2, 2007 registration statement with alleged material misstatements and omissions. By order dated June 18, 2009, the Court approved the parties' stipulation to stay the proceedings in the New York Derivative Action until the Charter Litigation is dismissed on the pleadings or the Company

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Commitments & Contingencies (Continued)

files an answer to the Charter Litigation. On November 17, 2010, the Court dismissed the Charter Litigation with prejudice and that judgment was final. The plaintiff in the New York Derivative Action subsequently agreed to withdraw his complaint, and a stipulated order dismissing the New York Derivative Action was entered on February 4, 2011.

Note 12. Common Shares, Restricted Shares and Share Options

        On December 13, 2010, the Company completed an underwritten public offering of 18,000,000 common shares at a price of $9.04 per share, resulting in gross proceeds of $162.7 million. The Company also granted the underwriter a 30 day option to purchase up to 2,700,000 additional common shares solely to cover over-allotments. On December 28, 2010, the underwriter exercised its option and purchased 1,436,000 shares, resulting in an additional $13.0 million of gross proceeds.

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

        The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of December 31, 2010, the 2007 Share Incentive Plan authorizes a total of 8,464,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On August 9, 2010, the Compensation Committee of the board of directors granted 52,808 restricted common shares to the Company's directors pursuant to the 2007 Share Incentive Plan.

        The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2008	625,000	72,657	697,657
Issued	1,097,000	38,349	1,135,349
Vested	(625,000)	(41,885)	(666,885)
Forfeited	—	(2,839)	(2,839)

Unvested shares as of December 31, 2008	1,097,000	66,282	1,163,282
Issued	—	220,519	220,519
Vested	—	(31,183)	(31,183)

Unvested shares as of December 31, 2009	1,097,000	255,618	1,352,618
Issued	—	52,808	52,808
Vested	—	(95,822)	(95,822)

Unvested shares as of December 31, 2010	1,097,000	212,604	1,309,604

        The restricted common shares granted to the directors were valued using the fair value at the time of grant, which was $8.90, $2.79 and $10.43 per share, for the restricted common shares granted in

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12. Common Shares, Restricted Shares and Share Options (Continued)

2010, 2009 and 2008, respectively. The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $9.30, $5.80 and $1.58 per share at December 31, 2010, 2009 and 2008, respectively. There were $1.3 million, $3.0 million, and $1.8 million of total unrecognized compensation costs related to unvested restricted common shares granted as of December 31, 2010, 2009, and 2008, respectively. These costs are expected to be recognized over the next three years.

        The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2008	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2008	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2009	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2010	1,932,279	$20.00

        As of December 31, 2010, 2009 and 2008, 1,932,279 common share options were exercisable. As of December 31, 2010, the common share options were fully vested and expire in August 2014. For the years ended December 31, 2010, 2009 and 2008, the components of share-based compensation expense are as follows (amounts in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Restricted shares granted to Manager	$5,784	$3,451	$(463)
Restricted shares granted to certain directors	1,108	526	637

Total share-based compensation expense	$6,892	$3,977	$174

Note 13. Management Agreement and Related Party Transactions

        The Manager manages the Company's day-to-day operations, subject to the direction and oversight of the Company's board of directors. The Management Agreement expires on December 31 of each year, but is automatically renewed for a one-year term each December 31 unless terminated upon the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Management Agreement and Related Party Transactions (Continued)

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

Base Management Fees and Manager Share-Based Compensation

        For the year ended December 31, 2010, the Company incurred $19.1 million in base management fees. As of December 31, 2010, the Company had $2.0 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $5.8 million for the year ended December 31, 2010 (see Note 12). For the year ended December 31, 2009, the Company incurred $14.9 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $3.5 million for the year ended December 31, 2009 (see Note 12). For the year ended December 31, 2008, the Company incurred $32.1 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $(0.5) million for the year ended December 31, 2008 (see Note 12).

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

        The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company's common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $8.8 million of base management fees during each of the years ended December 31, 2010, 2009 and 2008.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Management Agreement and Related Party Transactions (Continued)

Incentive Fees

        For the year ended December 31, 2010, the Manager earned $38.8 million of incentive fees. As of December 31, 2010, the Company had $8.5 million incentive fee payable to the Manager. The $38.8 million of incentive fees earned for the year ended December 31, 2010 is net of a $9.7 million amount waived. During the three months ended March 31, 2010, the Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by the Company as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A. Incentive fees are included in related party management compensation on the Company's consolidated statement of operations. Incentive fees of $4.5 million and nil were earned by the Manager during the years ended December 31, 2009 and December 31, 2008, respectively.

CLO Management Fees

        An affiliate of the Manager entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2009-1 and is entitled to receive fees for the services performed as collateral manager. The collateral manager has the option to waive the fees it earns for providing management services for the CLOs and has done so in prior periods.

        Beginning April 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata Funding LLC (restructured and replaced with CLO 2009-1 on March 31, 2009). However, starting in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1 and starting in 2010, the collateral manager reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. Due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. As such, the CLO management fees for all CLOs, except for CLO 2005-1, are being waived or are no longer entitled to be received as of December 31, 2010.

        The aggregate amounts waived are inversely related to the total CLO management fees recorded. Accordingly, for the years ended December 31, 2010, 2009 and 2008, the collateral manager waived aggregate CLO management fees of $30.6 million, $5.2 million and $39.0 million, respectively, while for the years ended December 31, 2010, 2009 and 2008, the Company recorded an expense for CLO management fees totaling $5.4 million, $21.5 million and $5.1 million, respectively.

Reimbursable General and Administrative Expenses

        Beginning January 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO management fees received by the Manager. For the years ended December 31, 2010 and 2009, the Manager permanently waived reimbursement of allocable general and administrative expenses totaling $2.4 million and $9.8 million, respectively. Due to the reinstatement of waived CLO management fees described above, effective June 2010, all incremental CLO management fees received by the Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the year ended December 31, 2010, the Company reimbursed the Manager for allocable general and administrative expenses of $4.6 million, as compared to nil for the year ended December 31, 2009. For the year ended December 31, 2008, the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Management Agreement and Related Party Transactions (Continued)

Company reimbursed the Manager for allocable general and administrative and other expenses of $9.9 million.

Affiliated Investments

        The Company has invested in corporate loans, debt securities, and other investments of entities that are affiliates of KKR. As of December 31, 2010, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 30% of the total investment portfolio, and consisted of 27 issuers. The total $2.4 billion in affiliated investments was comprised of $2.1 billion of corporate loans, $314.2 million of corporate debt securities available-for-sale and $25.6 million of equity investments, at estimated fair value. As of December 31, 2009, the aggregate par amount of these affiliated investments totaled $2.8 billion, or approximately 35% of the total investment portfolio, and consisted of 21 issuers. The total $2.8 billion in investments were comprised of $2.3 billion of corporate loans, $466.0 million of corporate debt securities available for sale and $61.8 million notional amount of total rate of return swaps referenced to corporate loans issued by affiliates of KKR (included in derivative assets and liabilities on the consolidated balance sheet).

Note 14. Income Taxes

        The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership, and not as an association or publicly traded partnership taxable as a corporation. As such, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state income tax.

        The Company owns both REIT and domestic taxable corporate subsidiaries. The Company's REIT subsidiary is not expected to incur federal tax expense but is subject to limited state income tax expense related to the 2010 tax year. Additionally, all domestic taxable corporate subsidiaries taxed as regular corporations under the Code are not expected to incur federal tax expense but are subject to limited state income tax expense related to the 2010 tax year. The Company owns an interest in several foreign subsidiaries that from time to time generate income that is subject to United States tax withholding. The Company also owns foreign investments that generate income that is subject to foreign tax withholding. The income tax provision for the years ended December 31, 2010, 2009 and 2008 consisted of the following components (amounts in thousands):

	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Current provision:
Federal Income Tax	$(79)	$79	$(219)
Federal Withholding Tax	63	—	—
State Income Tax	90	205	326
Foreign Withholding Tax	628	—	—

Total provision for income taxes	$702	$284	$107

        The tax provision for domestic taxable corporate subsidiaries taxed as regular corporations was based on a combined federal and state income tax rate of 40.75% at December 31, 2010, 2009, and 2008. The tax rate is equivalent to the combined federal statutory income tax rate and the state

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Income Taxes (Continued)

statutory income tax rate, net of federal benefit. There were no deferred tax assets or liabilities as of December 31, 2010, 2009 and 2008.

Note 15. Fair Value of Financial Instruments

Fair Value of Financial Instruments

        The fair value of certain instruments including securities available-for-sale, corporate loans, derivatives, and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest receivable, and interest payable, approximates cost due to the short-term nature of these instruments.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments (Continued)

        The table below discloses the carrying value and the estimated fair value of the Company's financial instruments as of December 31, 2010 and 2009 (amounts in thousands):

	As of December 31, 2010		As of December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$885,254	$885,254	$439,792	$439,792
Securities available-for-sale	838,894	838,894	755,686	755,686
Corporate loans, net of allowance for loan losses of $209,030 and $237,308 as of December 31, 2010 and 2009, respectively	5,857,816	6,060,530	5,617,925	5,459,273
Corporate loans held for sale	463,628	473,681	925,718	954,350
Residential mortgage-backed securities	93,929	93,929	47,572	47,572
Residential mortgage loans	—	—	2,097,699	2,097,699
Equity investments, at estimated fair value	99,955	99,955	120,269	120,269
Interest and principal receivable	57,414	57,414	98,313	98,313
Derivative assets	19,519	19,519	15,784	15,784
Reverse repurchase agreements	—	—	80,250	80,250
Private equity investments, at cost(1)	4,800	5,051	17,505	24,658
Financial Liabilities:
Collateralized loan obligation secured notes	$5,630,272	$5,176,052	$5,667,716	$4,775,364
Collateralized loan obligation junior secured notes to affiliates	366,124	254,522	533,786	221,755
Senior secured credit facility	—	—	175,000	175,000
Asset-based borrowing facility	18,400	18,400	—	—
Convertible senior notes	344,142	425,564	275,800	259,252
Junior subordinated notes	283,517	264,025	283,517	238,154
Residential mortgage-backed securities issued	—	—	2,034,772	2,034,772
Accounts payable, accrued expenses and other liabilities	14,193	14,193	7,240	7,240
Accrued interest payable	22,846	22,846	25,297	25,297
Accrued interest payable to affiliates	6,316	6,316	2,911	2,911
Related party payable	12,988	12,988	3,367	3,367
Securities sold, not yet purchased	—	—	77,971	77,971
Derivative liabilities	76,566	76,566	45,970	45,970

(1)
During the year ended December 31, 2010, the Company recognized a loss totaling $10.3 million for private equity investments, at cost, that it determined to be other-than-temporarily impaired based on the estimated fair value using unobservable inputs. Private equity investments, at cost are included in other assets on the consolidated balance sheets.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments (Continued)

  Fair Value Measurements

        The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets:
Securities available-for-sale	$3,374	$752,423	$83,097	$838,894
Residential mortgage-backed securities	—	—	93,929	93,929
Equity investments, at estimated fair value	—	15,023	84,932	99,955
Credit default swaps—protection sold	—	492	—	492
Total rate of return swaps	—	—	104	104
Foreign exchange options, net	—	—	14,791	14,791
Common stock warrants	—	—	3,453	3,453

Total	$3,374	$767,938	$280,306	$1,051,618

Liabilities:
Cash flow interest rate swaps	$—	$(58,365)	$—	$(58,365)
Foreign exchange forward contracts, net	—	(17,296)	—	(17,296)
Commodities swaps, net	—	(226)	—	(226)

	$—	$(75,887)	$—	$(75,887)

        The following table presents information about the Company's assets measured at fair value on a non-recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Loans held for sale(1)	$—	$254,682	$14,443	$269,125
Private equity investments(2)	—	—	1,800	1,800

Total	$—	$254,682	$16,243	$270,925

(1)
As of December 31, 2010, total loans held for sale had a carrying value of $463.6 million of which $269.1 million was carried at estimated fair value and the remaining $194.5 million carried at amortized cost. Of the $269.1 million carried at estimated fair value, $254.7 million was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $14.4 million was classified as Level 3 given that the Company

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments (Continued)

  applied unobservable inputs based on the best available information to determine the estimated fair value.

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

        The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Securities available-for-sale	$1,277	$673,121	$81,288	$755,686
Residential mortgage-backed securities	—	—	47,572	47,572
Residential mortgage loans	—	—	2,097,699	2,097,699
Equity investments, at estimated fair value	26,483	75,497	18,289	120,269
Total rate of return swaps	—	—	11,809	11,809
Common stock warrants	—	—	2,471	2,471

Total	$27,760	$748,618	$2,259,128	$3,035,506

Liabilities:
Cash flow interest rate swaps	$—	$(43,800)	$—	$(43,800)
Free-standing derivatives interest rate swaps	—	—	(281)	(281)
Credit default swaps—protection sold	—	(385)	—	(385)
Residential mortgage-backed securities issued	—	—	(2,034,772)	(2,034,772)
Securities sold, not yet purchased	—	(77,971)	—	(77,971)

Total	$—	$(122,156)	$(2,035,053)	$(2,157,209)

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments (Continued)

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

        The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the year ended December 31, 2010 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Free-Standing Derivatives Interest Rate Swaps
Beginning balance as of January 1, 2010	$81,288	$47,572	$18,289	$11,809	$2,471	$—	$(281)
Transfers in from deconsolidation(1)	—	74,366	—	—	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings(2)	9,005	(7,971)	(11,249)	1,771	663	14,630	311
Included in other comprehensive income	10,107	—	—	—	—	—	—
Transfers in to Level 3(3)	22,788	—	41,740	—	—	—	—
Purchases	41,841	—	38,620	—	2,716	161
Sales	(24,460)	(7,246)	—	(13,476)	—	—
Settlements	(57,472)	(12,792)	(2,468)	—	(2,397)	—	(30)

Ending balance as of December 31, 2010	$83,097	$93,929	$84,932	$104	$3,453	$14,791	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(2)	$—	$(1,586)	$(11,249)	$—	$663	$14,630	$—

(1)
Represents the subordinate tranches of the residential mortgage loan securitization trusts as a result of the Company's deconsolidation as of January 1, 2010, computed as $11.4 million of REO plus $62.9 million, which represents the difference between the residential mortgage loans of $2.1 billion less RMBS Issued, at estimated fair value, of $2.0 billion. See Note 2 for further discussion.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Fair Value of Financial Instruments (Continued)

(2)
Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized gain loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the consolidated statements of operations.

(3)
Certain securities available-for-sale and equity investments, at estimated fair value, were transferred in to Level 3 reflecting reduced transparency of prices for these financial instruments as a result of less trading activity. There were no significant transfers out of Level 3 into Level 1 or 2.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Summary of Quarterly Information (Unaudited)

        The following is a presentation of the quarterly results of operations for the years ended December 31, 2010 and December 31, 2009:

	2010
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment income:
Total investment income	$141,394	$122,249	$122,366	$119,350
Interest expense	31,298	30,051	38,851	31,500
Interest expense to affiliates	8,080	5,791	6,740	4,541
Provision for loan losses	21,034	8,087	—	—

Net investment income	80,982	78,320	76,775	83,309

Other income:
Total other income	22,422	26,627	23,196	71,107

Non-investment expenses:
Related party management compensation	16,607	17,551	14,476	20,491
General, administrative and directors expenses	6,389	3,561	3,216	3,350
Professional services	1,996	1,041	1,230	1,064

Total non-investment expenses	24,992	22,153	18,922	24,905

Income before income tax expense	78,412	82,794	81,049	129,511
Income tax expense	213	452	21	16

Net income	$78,199	$82,342	$81,028	$129,495

Net income per common share:
Basic(1)
Net income per share	$0.48	$0.52	$0.51	$0.82
Diluted(1)
Net income per share	$0.48	$0.52	$0.51	$0.82
Weighted average number of common shares outstanding:
Basic	160,662	157,057	156,997	156,997
Diluted	163,173	157,461	157,423	156,997

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Summary of Quarterly Information (Unaudited) (Continued)

	2009
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment income:
Total investment income	$133,513	$135,236	$145,303	$158,673
Interest expense	48,462	57,340	72,403	89,882
Interest expense to affiliates	4,932	5,171	5,379	5,805
Provision for loan losses	—	—	12,808	26,987

Net investment income	80,119	72,725	54,713	35,999

Other (loss) income:
Total other (loss) income	(62,891)	13,046	(16,544)	(29,886)

Non-investment expenses:
Related party management compensation	8,191	14,616	10,304	11,212
General, administrative, directors expenses and loan servicing	5,320	3,464	5,031	4,539
Professional services	1,468	441	2,090	3,385

Total non-investment expenses	14,979	18,521	17,425	19,136

Income (loss) before income tax expense (benefit)	2,249	67,250	20,744	(13,023)
Income tax expense (benefit)	133	63	135	(47)

Net income (loss)	$2,116	$67,187	$20,609	$(12,976)

Net income (loss) per common share:
Basic(1)
Net income (loss) per share	$0.01	$0.42	$0.14	$(0.09)
Diluted(1)
Net income (loss) per share	$0.01	$0.42	$0.14	$(0.09)
Weighted average number of common shares outstanding:
Basic	156,997	156,997	151,202	149,714
Diluted	156,997	156,997	151,202	149,714

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

Note 17. Subsequent Events

        On January 21, 2011, the Compensation Committee of the board of directors granted the Manager 240,845 restricted common shares subject to graded vesting over four years with the final vesting date of March 1, 2015.

        On February 3, 2011, the Company's board of directors declared a cash distribution for the quarter ended December 31, 2010 on the Company's common shares of $0.15 per share. The distribution is payable on March 4, 2011 to common shareholders of record as of the close of business on February 18, 2011.