Form 10-Q
period 2011-03-31
KKR Financial Holdings LLC
filed 2011-05-02
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of the registrant’s common shares outstanding as of April 25, 2011 was 178,127,870.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$129,332	$313,829
Restricted cash and cash equivalents	591,580	571,425
Securities available-for-sale, $745,232 and $728,558 pledged as collateral as of March 31, 2011 and December 31, 2010, respectively	846,676	838,894
Corporate loans, net of allowance for loan losses of $198,582 and $209,030 as of March 31, 2011 and December 31, 2010, respectively	5,632,057	5,857,816
Corporate loans held for sale	869,808	463,628
Residential mortgage-backed securities, at estimated fair value	90,369	93,929
Equity investments, at estimated fair value, $15,824 and $12,036 pledged as collateral as of March 31, 2011 and December 31, 2010, respectively	147,462	99,955
Derivative assets	23,921	19,519
Interest and principal receivable	45,898	57,414
Other assets	153,835	102,003
Total assets	$8,530,938	$8,418,412
Liabilities
Collateralized loan obligation secured debt	$5,646,037	$5,630,272
Collateralized loan obligation junior secured notes to affiliates	365,848	366,124
Credit facilities	18,400	18,400
Convertible senior notes	344,428	344,142
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	23,887	14,193
Accrued interest payable	16,233	22,846
Accrued interest payable to affiliates	7,064	6,316
Related party payable	15,766	12,988
Derivative liabilities	76,733	76,566
Total liabilities	6,797,913	6,775,364
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common shares, no par value, 500,000,000 shares authorized, and 178,127,870 and 177,848,565 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Paid-in-capital	2,758,033	2,756,200
Accumulated other comprehensive income	154,692	133,596
Accumulated deficit	(1,179,700)	(1,246,748)
Total shareholders’ equity	1,733,025	1,643,048
Total liabilities and shareholders’ equity	$8,530,938	$8,418,412

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net investment income:
Loan interest income	$109,645	$91,996
Securities interest income	22,556	27,261
Other investment income	3,129	93
Total investment income	135,330	119,350
Interest expense	32,121	31,500
Interest expense to affiliates	12,096	4,541
Provision for loan losses	11,661	—
Net investment income	79,452	83,309
Other income:
Net realized and unrealized gain on investments	39,184	34,667
Net realized and unrealized gain (loss) on derivatives and foreign exchange	6,067	(1,418)
Net realized and unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(738)	(5,145)
Net gain on restructuring and extinguishment of debt	—	39,999
Other income	1,923	3,004
Total other income	46,436	71,107
Non-investment expenses:
Related party management compensation	21,201	20,491
General, administrative and directors expenses	8,171	3,350
Professional services	1,432	1,064
Total non-investment expenses	30,804	24,905
Income before income tax expense	95,084	129,511
Income tax expense	1,317	16
Net income	$93,767	$129,495

Net income per common share:
Basic	$0.53	$0.82
Diluted	$0.51	$0.82

Weighted-average number of common shares outstanding:
Basic	177,075	156,997
Diluted	181,292	156,997

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2011	177,849	$2,756,200	$133,596	$(1,246,748)		$1,643,048
Net income	—	—	—	93,767	$93,767	93,767
Net change in unrealized loss on cash flow hedges	—	—	8,192	—	8,192	8,192
Net change in unrealized gain on securities available-for-sale	—	—	12,904	—	12,904	12,904
Comprehensive income	—	—	—	—	$114,863
Cash distributions on common shares	—	—	—	(26,719)		(26,719)
Issuance of common shares	171	1,297	—	—		1,297
Grant of restricted common shares	241	—	—	—		—
Repurchase and cancellation of common shares	(133)	(1,297)	—	—		(1,297)
Share-based compensation expense related to restricted common shares	—	1,833	—	—		1,833
Balance at March 31, 2011	178,128	$2,758,033	$154,692	$(1,179,700)		$1,733,025

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Cash flows from operating activities:
Net income	$93,767	$129,495
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	(6,067)	1,418
Net gain on restructuring and extinguishment of debt	—	(39,999)
Write-off of debt issuance costs	450	1,679
Lower of cost or estimated fair value adjustment on corporate loans held for sale	(1,567)	(3,720)
Provision for loan losses	11,661	—
Impairment on securities available-for-sale and private equity investments at cost	975	1,140
Share-based compensation	1,833	2,894
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	738	5,145
Net realized and unrealized gain on sales of investments	(38,592)	(32,087)
Deferred interest expense	—	2,707
Depreciation and net amortization	(25,576)	(23,623)
Changes in assets and liabilities:
Interest receivable	2,394	6,718
Other assets	(2,800)	(4,835)
Related party payable	2,778	11,460
Accounts payable, accrued expenses and other liabilities	(47)	509
Accrued interest payable	(6,613)	(8,700)
Accrued interest payable to affiliates	748	(761)
Net cash provided by operating activities	34,082	49,440
Cash flows from investing activities:
Principal payments from corporate loans	551,504	478,748
Principal payments from securities available-for-sale	39,145	71,842
Principal payments from residential mortgage-backed securities, at estimated fair value	1,901	4,133
Proceeds from sale of corporate loans	62,750	275,047
Proceeds from sale of securities available-for-sale	32,992	131,409
Proceeds from sale of equity investments	6,020	76,529
Proceeds from securities sold, not yet purchased	20,401	—
Purchases of corporate loans	(763,390)	(587,934)
Purchases of securities available-for-sale	(48,729)	(207,783)
Cover securities sold, not yet purchased	(19,180)	(78,727)
Purchases of equity and other investments	(69,722)	(7,332)
Net proceeds, purchases, and settlements of derivatives	249	13,748
Net change in reverse repurchase agreements	—	80,250
Net change in restricted cash and cash equivalents	(19,811)	(38,592)
Net cash (used in) provided by investing activities	(205,870)	211,338
Cash flows from financing activities:
Issuance of collateralized loan obligation secured debt	125,837	—
Retirement of collateralized loan obligation secured debt	(110,426)	(102,002)
Retirement of collateralized loan obligation junior secured notes to affiliates	(276)	(51,654)
Repayment of credit facilities	—	(25,000)
Proceeds from convertible senior notes	—	167,325
Repayment of convertible senior notes	—	(93,922)
Distributions on common shares	(26,719)	(11,085)
Issuance of common shares	1,297	—
Repurchase and cancellation of common shares	(1,297)	—
Other capitalized costs	(1,125)	(997)
Net cash used in financing activities	(12,709)	(117,335)
Net (decrease) increase in cash and cash equivalents	(184,497)	143,443
Cash and cash equivalents at beginning of period	313,829	97,086
Cash and cash equivalents at end of period	$129,332	$240,529
Supplemental cash flow information:
Cash paid for interest	$41,879	$37,387
Net cash paid for income taxes	$31	$6
Non-cash investing and financing activities:
Deconsolidation of residential mortgage loans	$—	$2,034,772
Deconsolidation of residential mortgage-backed securities issued	$—	$(2,034,772)
Subordinate tranche of the residential mortgage loan securitization trusts included in residential mortgage-backed securities	$—	$74,366
Equity component of the convertible senior notes	$—	$9,973
Loans transferred from held for investment to held for sale	$582,878	$190,338
Loans transferred from held for sale to held for investment	$97,857	$80,008

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries (the “Company” or “KKR Financial”) is a specialty finance company with expertise in a range of asset classes. The Company’s core business strategy is to leverage the proprietary resources of its manager with the objective of generating both current income and capital appreciation by deploying capital to its strategies, which include bank loans and high yield securities, mezzanine, special situations, natural resources, commercial real estate and private equity. The Company’s holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities and private equity. The corporate loans that the Company holds are purchased via assignment or participation in the primary or secondary market. In addition to the financial instruments the Company holds across its strategies, the Company deploys capital to both working and royalty interests in oil and gas properties through its natural resources strategy.

The majority of the Company’s holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for the Company’s investments in corporate debt. The senior secured debt issued by the CLO transactions is generally owned by unaffiliated third party investors and the Company owns the majority of the mezzanine and subordinated notes in the CLO transactions. The Company executes its core business strategy through its majority-owned subsidiaries, including CLOs.

KKR Financial Advisors LLC (the “Manager”), a wholly-owned subsidiary of KKR Asset Management LLC, manages the Company pursuant to a management agreement (the “Management Agreement”). KKR Asset Management LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information.

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

As a result of the adoption of the new accounting guidance regarding the amended consolidation model based on power and economics, the Company determined that six residential mortgage loan securitization trusts, which were previously consolidated by the Company as it was deemed to be the primary beneficiary, were required to be deconsolidated. The Company determined that it did not have the power to direct the activities that most significantly impact the economic performance of the securitization trusts or the performance of the securitization trusts’ underlying assets as the Company was never the servicer of the trusts nor did it participate in any servicing activities. Accordingly, the Company determined that it was no longer the primary beneficiary of the six securitization trusts under the new accounting guidance and deconsolidated them as of January 1, 2010. This resulted in the reduction of both assets and liabilities of approximately $2.0 billion. In addition, loan interest income, interest expense, loan servicing expense, and net unrealized and realized gain (loss) associated with the residential mortgage loan securitization trusts are no longer reported on the Company’s condensed consolidated financial statements. The deconsolidation of the six residential mortgage loan securitization trusts had no net impact on the Company’s shareholders’ equity, results of operations and cash flows. Refer to Note 6 to these condensed consolidated financial statements for the impact of the deconsolidation.

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), and KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”) are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

These six CLOs, through which the Company finances the majority of its corporate debt investments, include $7.2 billion par amount, or $7.1 billion estimated fair value, of corporate debt investments as of March 31, 2011. The assets in each CLO can be used only to settle the related entities’ debt which in aggregate totaled $5.6 billion of secured debt outstanding held by unaffiliated third parties and $365.8 million of junior notes outstanding held by an affiliate of the Manager. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions. As such, these CLOs are considered non-recourse leverage to the Company.

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, at estimated fair value, and residential mortgage backed securities (“RMBS”), at estimated fair value.

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

Residential Mortgage-Backed Securities, at Estimated Fair Value:  Residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued are initially valued at transaction price and are subsequently valued using industry recognized models (including Intex and Bloomberg) and data for similar instruments (e.g., nationally recognized pricing services or broker quotes). The most significant inputs to the valuation of these instruments are default and loss expectations and market credit spreads.

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

Securities available-for-sale acquired with deteriorated credit quality are recorded at initial cost and interest income is recognized as the difference between the Company’s estimate of all cash flows that it will receive from the loan in excess of its initial investment on a level-yield basis over the life of the loan (accretable yield) using the effective interest method.

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

Corporate Loans

Corporate loans are generally held for investment and the Company initially records loans at their purchase prices. The Company subsequently accounts for loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. Corporate loans that the Company transfers to held for sale are transferred at the lower of cost or estimated fair value.

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

The Company may modify corporate loans in transactions where the borrower is experiencing financial difficulty and a concession is granted to the borrower as part of the modification. These concessions may include a reduction in interest rate, payment extensions, forgiveness of principal, an exchange of assets or a combination thereof. Such modifications typically qualify as troubled debt restructurings.

In addition, the Company may also modify corporate loans which usually involve changes in existing interest rates combined with changes of existing maturities to prevailing market rates/maturities for similar instruments at the time of modification. Such modifications typically do not meet the definition of a troubled debt restructuring since the respective borrowers are neither experiencing financial difficulty nor are seeking a concession as part of the modification.

The corporate loans the Company invests in are generally deemed in default upon the non-payment of a single interest payment or as a result of the violation of a covenant in the respective loan agreement. The Company charges-off a portion or all of its amortized cost basis in a corporate loan when it determines that it is uncollectible due to either: i) the estimation based on a recovery value analysis of a defaulted loan that less than the amortized cost amount will be recovered through the agreed upon restructuring of the loan or as a result of a bankruptcy process of the issuer of the loan; or ii) the determination by the Company to transfer a loan to held for sale with the loan having an estimated market value below the amortized cost basis of the loan.

Loans acquired with deteriorated credit quality are recorded at initial cost and interest income is recognized as the difference between the Company’s estimate of all cash flows that it will receive from the loan in excess of its initial investment on a level-yield basis over the life of the loan (accretable yield) using the effective interest method.

Corporate Loans Held for Sale

From time to time the Company makes the determination to transfer certain of its corporate loans from held for investment to held for sale. The decision to transfer a loan to held for sale is generally as a result of the Company determining that the respective loan’s credit quality in relation to the loan’s expected risk-adjusted return no longer meets the Company’s investment objective and/or the Company deciding to reduce or eliminate its exposure to a particular loan for risk management purposes. Corporate loans held for sale are stated at lower of cost or estimated fair value and are assessed on an individual basis. Corporate loans that the Company transfers to held for investment are transferred at the lower of cost or estimated fair value.

Interest income on corporate loans classified as held for sale is recognized through accrual of the stated coupon rate for the loans, unless the loans are placed on non-accrual status, at which point previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using either the cost-recovery method or on a cash-basis.

Allowance for Loan Losses

The Company’s corporate loan portfolio is comprised of a single portfolio segment which includes one class of financing receivables, that is, high yield loans that are purchased via assignment or participation in either the primary or secondary market and are held primarily for investment. High yield loans are generally characterized as having below investment grade ratings or being unrated and generally consist of leveraged loans.

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

The unallocated component of the Company’s allowance for loan losses represents its estimate of probable losses inherent in the loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. The Company estimates the unallocated component of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer’s capital structure. The seniority classifications assigned to loans are senior secured, second lien and subordinate. Senior secured consists of loans that are the most senior debt in an issuer’s capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured loans often have a first lien on some or all of the issuer’s assets. Second lien consists of loans that are secured by a second lien interest on some or all of the issuer’s assets; however, the loan is subordinate to the first lien debt in the issuer’s capital structure. Subordinate consists of loans that are generally unsecured and subordinate to other debt in the issuer’s capital structure.

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

Borrowings

The Company finances the majority of its investments through the use of secured borrowings in the form of securitization transactions structured as secured financings and other secured and unsecured borrowings. In addition the Company finances certain of its oil and gas asset acquisitions through borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

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

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain expenses incurred on the Company’s behalf. See Note 12 to these condensed consolidated financial statements for additional discussion on the payment of the base management fee and incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

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

During 2011, the Company owned an equity interest in KKR Financial Holdings II, LLC (“KFH II”), which elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). KFH II holds certain real estate mortgage-backed securities. A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

The Company has wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP condensed consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will be required to include their current taxable income in the Company’s calculation of its taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”) and CLO 2011-1 are foreign subsidiaries of the Company that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

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

The Company presents both basic and diluted earnings per common share in its condensed consolidated financial statements and footnotes thereto. Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. Diluted earnings per share (“Diluted EPS”) reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, as well as the potential dilution of convertible senior notes using the number of shares it would take to satisfy the excess conversion obligation (average Company share price for the period in excess of the conversion price related to the Company’s convertible senior notes), if they are not anti-dilutive. See Note 3 to these condensed consolidated financial statements for earnings per common share computations.

Recent Accounting Pronouncements

Receivables — Troubled Debt Restructurings

In April 2011, the Financial Accounting Standards Board (“FASB”) amended existing standards to provide additional guidance in evaluating whether a restructuring constitutes a troubled debt restructuring, including whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption; early adoption is permitted. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity shall disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired. The Company does not believe the adoption of this new guidance will have a material impact on its condensed consolidated financial statements.

Note 3. Earnings per Share

The following table presents a reconciliation of basic and diluted net income per common share for the three months ended March 31, 2011 and 2010 (amounts in thousands, except per share information), as well as the distributions declared per common share during the quarters ended March 31, 2011 and March 31, 2010:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Income from continuing operations	$93,767	$129,495
Less: Dividends and undistributed earnings allocated to participating securities	612	1,106
Net income applicable to common shareholders	$93,155	$128,389

Basic:
Basic weighted average shares outstanding	177,075	156,997
Net income per share	$0.53	$0.82

Diluted:
Basic weighted average shares outstanding	177,075	156,997
Dilutive effect of restricted common shares and convertible senior notes	4,217	—
Diluted weighted average shares outstanding(1)	181,292	156,997
Net income per share	$0.51	$0.82

Distributions declared per common share	$0.15	$0.07

(1)                                  An immaterial conversion premium related to the convertible senior notes was included in the diluted earnings per share for the three months ended March 31, 2010. Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the three months ended March 31, 2011 and 2010.

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of March 31, 2011 and December 31, 2010, which are carried at estimated fair value (amounts in thousands):

	March 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$638,032	$204,305	$(2,058)	$840,279	$646,638	$192,496	$(3,614)	$835,520
Common and preferred stock	6,601	—	(204)	6,397	3,117	257	—	3,374
Total	$644,633	$204,305	$(2,262)	$846,676	$649,755	$192,753	$(3,614)	$838,894

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2011
Corporate debt securities	$56,893	$(1,731)	$22,023	$(327)	$78,916	$(2,058)
Common and preferred stock	6,397	(204)	—	—	6,397	(204)
Total	$63,290	$(1,935)	$22,023	$(327)	$85,313	$(2,262)
December 31, 2010
Corporate debt securities	$41,656	$(1,331)	$36,631	$(2,283)	$78,287	$(3,614)

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

During the three months ended March 31, 2011 and 2010, the Company recognized losses totaling nil and $1.1 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

As of March 31, 2011, the Company had corporate debt securities in default with an estimated fair value of $1.2 million from one issuer. As of December 31, 2010, the Company had corporate debt securities in default with an estimated fair value of $1.1 million from one issuer.

Corporate debt securities sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deteriorated credit quality. The following table shows the net realized gains on the sales of securities (amounts in thousands):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Gross realized gains	$7,408	$7,530
Gross realized losses	(72)	—
Net realized gains	$7,336	$7,530

The Company’s securities available-for-sale portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2011, approximately 57% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by NXP BV and First Data Corporation, which combined represented $203.8 million, or approximately 24% of the estimated fair value of the Company’s securities available-for-sale. As of December 31, 2010, approximately 60% of the estimated fair value of our securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by NXP BV and First Data Corporation, which combined represented $208.6 million, or approximately 25% of the estimated fair of value of the Company's securities available-for-sale.

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	As of March 31, 2011	As of December 31, 2010
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$745,232	$728,558
Total	$745,232	$728,558

Note 5. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31, 2011			December 31, 2010
	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans
Principal(1)	$6,023,125	$1,019,215	$7,042,340	$6,398,997	$481,152	$6,880,149
Unamortized discount	(192,486)	(147,708)	(340,194)	(332,151)	(12,776)	(344,927)
Total amortized cost	5,830,639	871,507	6,702,146	6,066,846	468,376	6,535,222
Lower of cost or fair value adjustment	—	(1,699)	(1,699)	—	(4,748)	(4,748)
Allowance for loan losses	(198,582)	—	(198,582)	(209,030)	—	(209,030)
Net carrying value	$5,632,057	$869,808	$6,501,865	$5,857,816	$463,628	$6,321,444

(1)                                  Principal amount is net of charge-offs and other adjustments totaling $72.5 million and $58.2 million as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011 and December 31, 2010, the Company had an allowance for loan losses of $198.6 million and $209.0 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three months ended March 31, 2011 and 2010 (amounts in thousands):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Allowance for loan losses:
Beginning balance	$209,030	$237,308
Provision for loan losses	11,661	—
Charge-offs	(22,109)	(21,228)
Ending balance	$198,582	$216,080

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31, 2011	December 31, 2010
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$198,582	$207,633
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	1,397
	$198,582	$209,030
Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$5,849,948	$6,065,596
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	25,007
	$5,849,948	$6,090,603

(1)                                  Recorded investment is defined as amortized cost plus accrued interest.

As of March 31, 2011, the allocated component of the allowance for loan losses totaled $20.7 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $67.0 million and an aggregate recorded investment of $56.4 million. As of December 31, 2010, the allocated component of the allowance for loan losses totaled $50.1 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $225.6 million and an aggregate recorded investment of $149.8 million.

The following table summarizes the Company’s recorded investment in impaired loans and the related allowance for credit losses for the three months ended March 31, 2011 and year ended December 31, 2010 (amounts in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011
With no related allowance recorded	$—	$—	$—	$8,110	$—
With an allowance recorded	56,443	66,974	20,680	95,004	363
Total	$56,443	$66,974	$20,680	$103,114	$363

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded	$16,219	$83,215	$—	$12,873	$2,853
With an allowance recorded	133,566	142,377	50,112	133,014	8,256
Total	$149,785	$225,592	$50,112	$145,887	$11,109

As of March 31, 2011 and December 31, 2010, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans are on non-accrual status, the Company’s non-accrual loans also include those held for sale that are measured at the lower of cost or fair value and are not reflected in the table above.

As of March 31, 2011, the Company had loans on non-accrual status with total recorded investment of $148.3 million, which included $56.4 million of impaired loans that were held for investment and $91.9 million of non-accrual loans held for sale. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were non-accrual was $4.0 million, which included $0.4 million for impaired loans that were held for investment and $3.6 million for non-accrual loans held for sale. As of December 31, 2010, the Company had loans on non-accrual status with total recorded investment of $165.1 million, which included $149.8 million of impaired loans that were held for investment and $15.3 million of non-accrual loans held for sale. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $5.6 million for the three months ended March 31, 2010.

The Company did not have any corporate loans past due at March 31, 2011 and 2010.

The unallocated component of the allowance for loan losses totaled $177.9 million and $158.9 million as of March 31, 2011 and December 31, 2010, respectively. As described in Note 2 to these condensed consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of March 31, 2011 and December 31, 2010 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment March 31, 2011	Recorded Investment December 31, 2010
High	Senior Secured Loan	$891,284	$945,435
	Second Lien Loan	334,666	389,981
		$1,225,950	$1,335,416
Moderate	Senior Secured Loan	$482,564	$494,433
	Second Lien Loan	20,025	38,448
	Subordinated	6,613	4,431
		$509,202	$537,312
Low	Senior Secured Loan	$3,869,006	$3,829,458
	Second Lien Loan	85,805	137,182
	Subordinated	103,542	101,450
		$4,058,353	$4,068,090
	Total Unallocated	$5,793,505	$5,940,818
	Total Allocated	56,443	149,785
	Total Loans Held for Investment	$5,849,948	$6,090,603

During the three months ended March 31, 2011 and 2010, the Company transferred $582.8 million and $190.3 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. Also, during the three months ended March 31, 2011 and 2010, the Company transferred $97.9 million and $80.0 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present.

During the three months ended March 31, 2011 and 2010, the Company recorded charge-offs totaling $22.1 million, and $21.2 million, respectively, comprised primarily of loans transferred to loans held for sale. As of March 31, 2011, the Company had $869.8 million of loans held for sale, an increase of $406.2 million from December 31, 2010 due to additional loans the Company determined it had the intention of selling.

As of March 31, 2011, the Company had no corporate loans in default. As of December 31, 2010, the Company held corporate loans that were in default with a total amortized cost of $18.6 million from one issuer. The majority of corporate loans in default during 2010 were included in the loans for which the allocated component of the Company’s allowance for losses was related to, or for which the Company determined were loans held for sale as of December 31, 2010.

The Company did not modify any loans that qualified as troubled debt restructurings during the three months ended March 31, 2011 and 2010.

The Company did modify $540.4 million and $68.0 million amortized cost of corporate loans during the three months ended March 31, 2011 and 2010, respectively. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2011, approximately 50% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Texas Competitive Electric Holdings Company LLC, Modular Space Corporation, and U.S. Foodservice, which combined represented $1.1 billion, or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans. As of December 31, 2010, approximately 51% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Texas Competitive Electric Holdings Company LLC, Modular Space Corporation, and U.S. Foodservice, which combined represented $1.1 billion, or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans.

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans held for sale and corporate loans pledged as collateral as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	As of March 31, 2011	As of December 31, 2010
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$6,266,116	$6,152,924
Total	$6,266,116	$6,152,924

Note 6. Deconsolidation of Residential Mortgage Loans Securitization Trusts

On January 1, 2010, the Company deconsolidated six residential mortgage securitization trusts as a result of the Company’s adoption of new accounting guidance regarding the consolidation model for variable interest entities. The Company has no exposure to loss in excess of the estimated fair value of the $74.4 million RMBS which were issued by these six residential mortgage securitization trusts.

The following information represents the assets and liabilities removed from the Company’s consolidated balance sheet as of January 1, 2010 as a result of the deconsolidation of the six residential mortgage loan securitization trusts (amounts in thousands):

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

Note 7. Borrowings

Certain information with respect to the Company’s borrowings as of March 31, 2011 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$833,369	0.63%	2,218	$944,371
CLO 2005-2 senior secured notes	801,528	0.63	2,432	943,057
CLO 2006-1 senior secured notes	683,265	0.68	2,704	930,115
CLO 2007-1 senior secured notes	2,075,040	0.86	3,698	2,599,071
CLO 2007-1 junior secured notes(2)	61,491	—	3,698	77,020
CLO 2007-A senior secured notes	1,054,686	1.21	2,390	1,130,646
CLO 2007-A junior secured notes(3)	10,821	—	2,390	11,600
CLO 2011-1 senior debt(4)	125,837	1.69	2,559	—
Total collateralized loan obligation secured debt	5,646,037			6,635,880
CLO 2007-1 junior secured notes to affiliates(5)	300,396	—	3,698	374,216
CLO 2007-A junior secured notes to affiliates(6)	65,452	—	2,390	70,166
Total collateralized loan obligation junior secured notes to affiliates	365,848			444,382
Senior secured credit facility	—	3.50	1,129	—
Asset-based borrowing facility(7)	18,400	2.80	1,680	31,789
Total credit facilities	18,400			31,789
Convertible senior notes	344,428	7.24	1,276	—
Junior subordinated notes	283,517	5.42	9,353	—
Total borrowings	$6,658,230			$7,112,051

(1)                                  Collateral for borrowings consists of securities available-for-sale, equity investments, at estimated fair value and corporate loans.

(2)                                  CLO 2007-1 junior secured notes consist of $55.7 million of mezzanine notes with a weighted average borrowing rate of 3.6% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)                                  CLO 2007-A junior secured notes consist of $6.2 million of mezzanine notes with a weighted average borrowing rate of 7.0% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(4)                                  The $125.8 million of CLO 2011-1 senior debt was used to finance commitments to purchase $67.6 million of corporate loans.

(5)                                  CLO 2007-1 junior secured notes to affiliates consist of $170.1 million of mezzanine notes with a weighted average borrowing rate of 5.2% and $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(6)                                  CLO 2007-A junior secured notes to affiliates consist of $55.0 million of mezzanine notes with a weighted average borrowing rate of 6.5% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(7)                                  Collateral for borrowings consists of oil and gas assets included in other assets in the condensed consolidated balance sheets at carrying amount.

Certain information with respect to the Company’s borrowings as of December 31, 2010 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$833,220	0.61%	2,308	$898,017
CLO 2005-2 senior secured notes	801,323	0.60	2,522	887,573
CLO 2006-1 senior secured notes	683,265	0.66	2,794	845,342
CLO 2007-1 senior secured notes	2,075,040	0.84	3,788	2,452,442
CLO 2007-1 junior secured notes(2)	61,504	—	3,788	72,689
CLO 2007-A senior secured notes	1,165,099	1.18	2,480	1,218,688
CLO 2007-A junior secured notes(3)	10,821	—	2,480	11,318
Total collateralized loan obligation secured debt	5,630,272			6,386,069
CLO 2007-1 junior secured notes to affiliates(4)	300,672	—	3,788	353,430
CLO 2007-A junior secured notes to affiliates(5)	65,452	—	2,480	68,462
Total collateralized loan obligation junior secured notes to affiliates	366,124			421,892
Senior secured credit facility	—	3.51%	1,219	—
Asset-based borrowing facility(6)	18,400	2.76	1,770	32,760
Total credit facilities	18,400			32,760
Convertible senior notes	344,142	7.24	1,366	—
Junior subordinated notes	283,517	5.42	9,443	—
Total borrowings	$6,642,455			$6,840,721

(1)                                  Collateral for borrowings consists of securities available-for-sale, equity investments, at estimated fair value and corporate loans.

(2)                                  CLO 2007-1 junior secured notes consist of $55.7 million of mezzanine notes with a weighted average borrowing rate of 3.6% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)                                  CLO 2007-A junior secured notes consist of $6.2 million of mezzanine notes with a weighted average borrowing rate of 7.0% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(4)                                  CLO 2007-1 junior secured notes to affiliates consist of $170.4 million of mezzanine notes with a weighted average borrowing rate of 5.1% and $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)                              CLO 2007-A junior secured notes to affiliates consist of $55.0 million of mezzanine notes with a weighted average borrowing rate of 6.4% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)                                  Collateral for borrowings consists of oil and gas assets purchased during the fourth quarter of 2010 for an aggregate purchase price of $32.8 million, whereby no impairment was deemed to exist. These oil and gas assets are included in other assets in the condensed consolidated balance sheets.

CLO Debt

On March 31, 2011, the Company closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, the Company entered into a senior loan agreement (the “CLO 2011-1 Agreement”) through which CLO 2011-1 is able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. The CLO 2011-1 senior loan matures on April 2, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of three-month LIBOR plus 1.35%.  As of March 31, 2011, the Company had $125.8 million of borrowings outstanding under the CLO 2011-1 Agreement.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. As CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, $110.4 million of proceeds were used to pay down original CLO 2007-A senior notes during the three months ended March 31, 2011. CLO 2005-1 ended its reinvestment period during April 2011 and CLO 2005-2, CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during May 2011, August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and immediately starts amortizing once the planned holdings in CLO 2011-1 have been acquired.

During the first quarter of 2010, in an open market auction, the Company purchased $10.3 million of mezzanine notes issued by CLO 2007-A for $5.5 million and $72.7 million of mezzanine and subordinate notes issued by CLO 2007-1 for $38.8 million, both of which were previously held by an affiliate of the Manager. These transactions resulted in the Company recording an aggregate gain on extinguishment of debt totaling $38.7 million during the three months ended March 31, 2010.

Credit Facilities

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

As of March 31, 2011, the Company had no borrowings outstanding under the 2014 Facility.

Asset-Based Borrowing Facility

On November 5, 2010, the Company entered into a credit agreement for a five-year $49.7 million non-recourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company.

As of March 31, 2011, the Company had $18.4 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, the Company had a letter of credit outstanding totaling $1.0 million.

As of March 31, 2011, the Company believes it was in compliance with the covenant requirements for both credit facilities.

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

On January 15, 2010, the Company issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”). The 7.5% Notes bear interest at a rate of 7.5% per annum on the principal amount, accruing from

January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company’s right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of March 31, 2011, the conversation rate for each $1,000 principal amount of 7.5% Notes was 126.8568 common shares.

In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company’s condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010. The remaining liability component of $163.9 million and $163.6 million as of March 31, 2011 and December 31, 2010, respectively, is included within convertible senior notes on the Company’s condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010, is comprised of the principal $172.5 million less the unamortized debt discount of $8.6 million and $8.9 million, respectively. The total debt discount amortization recognized for the three months ended March 31, 2011 and 2010 was $0.3 million and $0.2 million, respectively. The debt discount will continue to be amortized at the effective interest rate of 8.6%. For the three months ended March 31, 2011 and 2010, the total interest expense recognized on the 7.5% Notes was $3.2 million and $2.7 million, respectively.

Note 8. Derivative Financial Instruments

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	As of March 31, 2011		As of December 31, 2010
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$483,333	$(50,176)	$483,333	$(58,365)
Free-Standing Derivatives:
Commodity swaps	—	(618)	—	(226)
Credit default swaps—protection sold	13,500	470	13,500	492
Total rate of return swaps	—	135	—	104
Foreign exchange forward contracts	(162,913)	(23,267)	(154,405)	(17,296)
Foreign exchange options	130,207	16,473	130,207	14,791
Common stock warrants	—	4,171	—	3,453
Total	$464,127	$(52,812)	$472,635	$(57,047)

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

The following table shows the net gains (losses) recognized in other comprehensive income related to derivatives in cash flow hedging relationships for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010
Gains (losses) recognized in other comprehensive income on cash flow hedges	$8,192	$(4,892)

Free-Standing Derivatives

Free-standing derivatives are derivatives that the Company has entered into in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include credit default swaps (“CDS”), foreign exchange contracts and options, interest rate swaps and commodity derivatives. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest on such notional amount plus any negative change in fair value amounts from such reference asset.

Gains and losses on free-standing derivatives are reported on the condensed consolidated statements of operations in net realized and unrealized gain (loss) on derivatives and foreign exchange. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

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

As of March 31, 2011 and December 31, 2010, the Company had sold protection with a notional amount of $13.5 million. The Company sells protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives.

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

During December 2010, the Company entered into commodity derivative contracts, consisting of oil and natural gas receive-fixed, pay-floating swaps for certain years through 2013. For the three months ended March 31, 2011, the Company had an immaterial amount of oil and natural gas derivatives settlements. The oil and natural gas derivatives are settled monthly.

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three months ended March 31, 2011 and 2010, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations from its cash flow and fair value hedges.

Note 9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of March 31, 2011	As of December 31, 2010
Net unrealized gains on available-for-sale securities	$202,043	$189,139
Net unrealized losses on cash flow hedges	(47,351)	(55,543)
Accumulated other comprehensive income	$154,692	$133,596

The components of changes in other comprehensive income were as follows (amounts in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010
Unrealized gains on securities available-for-sale:
Unrealized gains arising during period	$20,240	$30,107
Reclassification adjustments for (gains) losses realized in net income(1)	(7,336)	(7,530)
Unrealized gains on securities available-for-sale	12,904	22,577
Unrealized gains (losses) on cash flow hedges	8,192	(4,892)
Other comprehensive income	$21,096	$17,685

(1)                                  Excludes an impairment charge of nil and $1.1 million for investments which were determined to be other-than-temporary for the three months ended March 31, 2011 and 2010 respectively.

Note 10. Commitments & Contingencies

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of March 31, 2011 and December 31, 2010, the Company had committed to purchase corporate loans with aggregate commitments totaling $192.4 million and $90.9 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of March 31, 2011 and December 31, 2010, the Company had unfunded financing commitments for corporate loans totaling $33.1 million and $31.6 million, respectively. In addition, as of March 31, 2011 and December 31, 2010, the Company had unfunded financing commitments for private equity investments totaling $10.4 million and $13.1 million, respectively. The Company did not have any material losses as of March 31, 2011, nor does it expect material losses related to those corporate loans and private equity investments for which it committed to purchase and fund.

Contingencies

The Company has been named as a party in various legal actions which include the matters described below. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage and the Company cannot predict with certainty the loss or range of loss that may be incurred. The Company has denied, or believes it has a meritorious defense and will deny liability in the significant cases pending against the Company discussed below. Based on current discussion and consultation with counsel, management believes that the resolution of these matters will not have a material impact on the Company’s consolidated financial statements.

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

During 2010, certain holders of the senior notes of CLO 2006-1 (the “2006-1 Noteholders”) notified the related trustee of purported defaults under the indenture related to the surrender of the 2006-1 Notes. The Company does not believe based on discussions with counsel that an event of default has occurred and is engaged in discussions with the 2006-1 Noteholders to resolve this matter. Accordingly, the Company does not believe that this matter will have a material effect on its financial condition.

Note 11. Common Shares, Restricted Shares and Share Options

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of March 31, 2011, the 2007 Share Incentive Plan authorizes a total of 8,589,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On January 21, 2011, the Compensation Committee of the board of directors granted the Manager 240,845 restricted common shares subject to graded vesting over four years with the final vesting date of March 1, 2015.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2011	1,097,000	212,604	1,309,604
Issued	240,845	—	240,845
Vested	(1,097,000)	—	(1,097,000)
Forfeited	—	—	—
Unvested shares as of March 31, 2011	240,845	212,604	453,449

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $9.79 and $8.21 per share at March 31, 2011 and 2010, respectively. There were $2.9 million and $3.3 million of total unrecognized compensation costs related to unvested restricted common shares granted as of March 31, 2011 and 2010, respectively. These costs are expected to be recognized over the next four years. The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2011	1,932,279	$20.00

As of March 31, 2011 and 2010, 1,932,279 common share options were exercisable. As of March 31, 2011, the common share options were fully vested and expire in August 2014. For the three months ended March 31, 2011 and 2010, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Restricted shares granted to Manager	$1,634	$2,392
Restricted shares granted to certain directors	199	502
Total share-based compensation expense	$1,833	$2,894

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

Base Management Fees and Manager Share-Based Compensation

For the three months ended March 31, 2011, the Company incurred $6.2 million in base management fees. As of March 31, 2011, the Company had $2.1 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $1.6 million for the three months ended March 31, 2011 (see Note 11). For the three months ended March 31, 2010, the Company incurred $4.2 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $2.4 million for the three months ended March 31, 2010 (see Note 11).

Base management fees incurred and share-based compensation expense relating to restricted common shares granted to the Manager are included in related party management compensation on the condensed consolidated statements of operations. Expenses incurred by the Manager and reimbursed by the Company are reflected in the respective condensed consolidated statements of operations, non-investment expense category based on the nature of the expense.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended March 31, 2011 and 2010.

Incentive Fees

During the three months ended March 31, 2011, the Manager earned $12.0 million of incentive fees. As of March 31, 2011, the Company had $12.0 million incentive fee payable to the Manager. During the three months ended March 31, 2010, the Manager earned $22.2 million of incentive fees. Of this amount, the Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by the Company as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A during the quarter ended March 31, 2010. Incentive fees are included in related party management compensation on the Company’s condensed consolidated statement of operations.

CLO Management Fees

An affiliate of the Manager entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

During the three months ended March 31, 2010, the collateral manager began waiving the management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $4.5 million. During the three months ended March 31, 2011, the collateral manager waived all management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $8.8 million. For the three months ended March 31, 2011 and 2010, the Company recorded an expense for CLO management fees totaling $1.3 million and $1.4 million, respectively.

Reimbursable General and Administrative Expenses

Beginning January 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO management fees received by the Manager. For the three months ended March 31, 2010, the Manager permanently waived reimbursement of allocable general and administrative expenses totaling $1.3 million. Due to the reinstatement of waived CLO management fees described above, effective June 2010, all incremental CLO management fees received by the Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the three months ended March 31, 2011, there were no reimbursable general and administrative expenses waived by the Manager; rather, the Company incurred reimbursable general and administrative expenses to its Manager of $1.7 million, as compared to nil for the three months ended March 31, 2010.

Affiliated Investments

The Company has invested in corporate loans, debt securities, and other investments of entities that are affiliates of KKR. As of March 31, 2011, the aggregate par amount of these affiliated investments totaled $2.6 billion, or approximately 32% of the total investment portfolio, and consisted of 29 issuers. The total $2.6 billion in affiliated investments was comprised of $2.2 billion of corporate loans, $307.9 million of corporate debt securities available-for-sale and $52.9 million of equity investments, at estimated fair value. As of December 31, 2010, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 30% of the total investment portfolio, and consisted of 27 issuers. The total $2.4 billion in affiliated investments was comprised of $2.1 billion of corporate loans, $314.2 million of corporate debt securities available-for-sale and $25.6 million of equity investments, at estimated fair value.

Note 13. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The fair value of certain instruments including securities available-for-sale, corporate loans, derivatives, and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest receivable, and interest payable approximates cost due to the short-term nature of these instruments.

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$720,912	$720,912	$885,254	$885,254
Securities available-for-sale	846,676	846,676	838,894	838,894
Corporate loans, net of allowance for loan losses of $198,582 and $209,030 as of March 31, 2011 and December 31, 2010 respectively	5,632,057	5,857,755	5,857,816	6,060,530
Corporate loans held for sale	869,808	1,006,727	463,628	473,681
Residential mortgage-backed securities	90,369	90,369	93,929	93,929
Equity investments, at estimated fair value	147,462	147,462	99,955	99,955
Interest and principal receivable	45,898	45,898	57,414	57,414
Derivative assets	23,921	23,921	19,519	19,519
Private equity investments, at cost(1)	3,825	4,635	4,800	5,051
Financial Liabilities:
Collateralized loan obligation secured debt	$5,646,037	$5,267,654	$5,630,272	$5,176,052
Collateralized loan obligation junior secured notes to affiliates	365,848	268,003	366,124	254,522
Credit facilities	18,400	18,400	18,400	18,400
Convertible senior notes	344,428	431,025	344,142	425,564
Junior subordinated notes	283,517	266,506	283,517	264,025
Accounts payable, accrued expenses and other liabilities	22,337	22,337	14,193	14,193
Accrued interest payable	16,233	16,233	22,846	22,846
Accrued interest payable to affiliates	7,064	7,064	6,316	6,316
Related party payable	15,766	15,766	12,988	12,988
Securities sold, not yet purchased	1,550	1,550	—	—
Derivative liabilities	76,733	76,733	76,566	76,566

(1)                                  During the three months ended March 31, 2011, the Company recognized a loss totaling $1.0 million for private equity investments, at cost, that it determined to be other-than-temporarily impaired based on the estimated fair value using unobservable inputs. Private equity investments, at cost are included in other assets on the condensed consolidated balance sheets.

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Assets:
Securities available-for-sale	$6,397	$733,847	$106,432	$846,676
Residential mortgage-backed securities	—	—	90,369	90,369
Equity investments, at estimated fair value	50	10,871	136,541	147,462
Credit default swaps—protection sold	—	470	—	470
Total rate of return swaps	—	—	135	135
Foreign exchange options, net	—	—	16,473	16,473
Common stock warrants	—	—	4,171	4,171
Other Assets	—	—	750	750
Total	$6,447	$745,188	$354,871	$1,106,506
Liabilities:
Securities sold, not yet purchased	$(1,550)	$—	$—	$(1,550)
Cash flow interest rate swaps, net	—	(50,176)	—	(50,176)
Foreign exchange forward contracts, net	—	(23,267)	—	(23,267)
Commodities swaps, net	—	(618)	—	(618)
Total	$(1,550)	$(74,061)	$—	$(75,611)

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2011
Loans held for sale(1)	$—	$182,415	$58,426	$240,841
Corporate loans(2)	—	12,223	—	12,223
Private equity investments(3)	—	—	825	825
Total	$—	$194,638	$59,251	$253,889

(1)                                  As of March 31, 2011, total loans held for sale had a carrying value of $869.8 million of which $240.8 million was carried at estimated fair value and the remaining $629.0 million carried at amortized cost. Of the $240.8 million carried at estimated fair value, $182.4 million was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $58.4 million was classified as Level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

(2)                                  Represents a corporate loan that was transferred to the allocated component of the allowance for loan losses at its estimated fair value as of March 31, 2011.

(3)                              Represents a private equity investment accounted for under the cost method that was classified as Level 3 when the asset was impaired and measured at estimated fair value using unobservable inputs.

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

(1)                                  As of December 31, 2010, total loans held for sale had a carrying value of $463.6 million of which $269.1 million was carried at estimated fair value and the remaining $194.5 million carried at amortized cost. Of the $269.1 million carried at estimated fair value, $254.7 million was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $14.4 million was classified as Level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

(2)                                  Represents private equity investments accounted for under the cost method that were classified as Level 3 when the assets were impaired and measured at estimated fair value using unobservable inputs.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended March 31, 2011 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Other Assets
Beginning balance as of January 1, 2011	$83,097	$93,929	$84,932	$104	$3,453	$14,791	$—
Total gains or losses (realized and unrealized):
Included in earnings(1)	239	(1,660)	24,462	31	718	1,682	—
Included in other comprehensive income	3,450	—	—	—	—	—	—
Transfers in to Level 3(2)	12,986	—	—	—	—	—	—
Purchases	1,816	—	17,424	—	—	—	—
Sales	(1,665)	—	—	—	—	—	—
Settlements	6,509	(1,900)	9,723	—	—	—	750
Ending balance as of March 31, 2011	$106,432	$90,369	$136,541	$135	$4,171	$16,473	$750
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$5,895	$24,462	$—	$718	$1,682	$—

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended March 31, 2010 (amounts in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at estimated fair value	Total rate of return swaps	Common stock warrants	Free- standing derivatives interest rate swaps
Beginning balance as of January 1, 2010	$81,288	$47,572	$18,289	$11,809	$2,471	$(281)
Transfers in from deconsolidation (1)	—	74,366	—	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings	700	(4,124)	(3,937)	1,743	123	(360)
Included in other comprehensive income	5,743	—	—	—	—	—
Transfers in to level 3	501	—	—	—	—	—
Purchases, sales, other settlements and issuances, net	(19,624)	(3,791)	7,347	(13,324)	(2,396)	—
Ending balance as of March 31, 2010	$68,608	$114,023	$21,699	$228	$198	$(641)
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(2)	$—	$(1,977)	$(3,937)	$—	$123	$(358)

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

Note 14. Subsequent Events

On April 27, 2011, the Company’s board of directors declared a cash distribution for the quarter ended March 31, 2011 on the Company’s common shares of $0.16 per share. The distribution is payable on May 27, 2011 to common shareholders of record as of the close of business on May 13, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on February 28, 2011, as further supplemented by the disclosure under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

Executive Overview

We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our manager with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, mezzanine, special situations, natural resources, commercial real estate and private equity. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities and private equity. The corporate loans that we hold are purchased via assignment or participation in the primary or secondary market. In addition to the financial instruments we hold across our strategies, we also deploy capital to both working and royalty interests in oil and gas properties through our natural resources strategy.

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of six CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), and KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”) (collectively the “Cash Flow CLOs”). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. Our common shares are publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “KFN”. We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

We are managed by KKR Financial Advisors LLC (our “Manager”), a wholly-owned subsidiary of KKR Asset Management LLC, pursuant to a management agreement (the “Management Agreement”). KKR Asset Management LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Business Environment

During the first quarter of 2011, the high yield debt markets continued to experience price appreciation on the heels of a strong 2010 with the S&P/LSTA Loan index returning 2.4% for the first quarter of 2011 and the Merrill Lynch High Yield Master II index returning 3.9% for the first quarter of 2011. The overall increases in asset prices witnessed in both the leveraged loan and high yield markets benefited our corporate debt portfolio with the weighted average estimated fair value of our corporate loan portfolio increasing 2.3% from 94.2% of par value as of December 31, 2010 to 96.5% of par value as of March 31, 2011, and the weighted average estimated fair value of our corporate debt securities portfolio increasing 2.2% from 99.1% of par value as of December 31, 2010 to 101.3% of par value as of March 31, 2011. In addition, book value per share increased $0.49 from $9.24 as of December 31, 2010 to $9.73 as of March 31, 2011. The increase in book value per share was primarily driven by our earnings for the quarter of $0.51 per diluted common share and an increase in our accumulated other comprehensive income, a component of shareholders’ equity, of $0.12 per share outstanding as a result of quarterly increases in the values of our high yield debt securities and interest rate swaps designated as cash flow hedges, offset by our quarterly distribution to shareholders of $0.15 per common share.

Interest rates in the U.S. remained low during the first quarter of 2011 with the three-month London interbank offered rate (“LIBOR”) rate at 0.30% as of March 31, 2011. Three-month LIBOR has experienced minimal movement over the past year as evidenced by comparing the March 31, 2011 rate of 0.30% to 0.29% as of March 31, 2010. Our portfolio is impacted by rates insomuch as the majority of our corporate loan portfolio and our CLO debt obligations are benchmarked to the three-month LIBOR. While low rates reduce the interest cost of our floating rate debt, we are positively impacted by increasing interest rates as we have more floating rate asset exposure than debt exposure.

During the first quarter of 2011, we deployed the remaining capital from our December 2010 equity issuance totaling $175.7 million. The opportunities we deployed capital to included the closing of CLO 2011-1, through which we deployed $100.0 million of cash (see further discussion below under “Financing Activities”), as well as the acquisition of overriding royalty interests in oil and gas acreage in south Texas for $55.0 million. In addition to these opportunities, we deployed capital during the quarter across our other strategies.

Summary of Results

Our net income for the three months ended March 31, 2011 totaled $93.8 million (or $0.51 per diluted common share), as compared to net income of $129.5 million (or $0.82 per diluted common share), for the three months ended March 31, 2010. The decrease in net income of $35.7 million from the three months ended March 31, 2010 compared to the same period in 2011 is attributable to a decrease in net investment income of $3.9 million and a decrease in other income of $24.7 million. This decrease in other income of $24.7 million was primarily due to the fact that the three months ended March 31, 2010 included a one-time net gain on restructuring and extinguishment of debt of $40.0 million primarily related to the purchase of notes issued by CLO 2007-A and CLO 2007-1. The components of these amounts for the three month periods ended March 31, 2011 and 2010 are detailed further below under “Results of Operations.”

Funding Activities

On March 31, 2011, we closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing we purchased $20.0 million of mezzanine notes and $80.0 million of subordinated notes issued by CLO 2011-1 and entered into a senior loan agreement (the “CLO 2011-1 Agreement”) through which CLO 2011-1 is able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. The CLO 2011-1 senior loan matures on April 2, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of three-month LIBOR plus 1.35%. Under the CLO 2011-1 governing documents, we receive all remaining interest collections from CLO 2011-1 on a quarterly basis after administrative expenses and interest expense on the senior loan are paid, unless a par value ratio test (“PVR Test”) is below 133.33%, in which case up to 50% of all interest collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. The PVR Test is computed as the adjusted collateral balance of the holdings of CLO 2011-1 divided by the principal balance of the senior loan outstanding. Similarly, 25% of all principal collections received by CLO 2011-1 are distributed to us unless the PVR Test is below 133.33%, in which case the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below $140.0 million, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan.

As of March 31, 2011, we had $125.8 million of borrowings outstanding under the CLO 2011-1 Agreement.

Cash Distributions to Shareholders

On April 27, 2011, our board of directors declared a cash distribution for the quarter ended March 31, 2011 on our common shares of $0.16 per share. The distribution is payable on May 27, 2011 to common shareholders of record as of the close of business on May 13, 2011.

The amount and timing of distributions to our common shareholders, including quarterly distributions or any special distributions, is determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions under borrowing agreements, the amount of ordinary taxable income or loss earned by us and gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we will generally determine gains or losses based upon the price we paid for those assets. However, because of the tax rules applicable to partnerships, the gains or losses recognized by a shareholder on the sale of assets held by us may be higher or lower depending upon the purchase price the shareholder paid for our shares. See “Non-Cash ‘Phantom’ Taxable Income” for further discussion about taxable income allocable to holders of our common shares.

Consolidation

CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2011-1 are all variable interest entity (“VIEs”) that we consolidate as we have determined we have the power to direct the activities that most significantly impact these entities’ economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

As our condensed consolidated financial statements in this Quarterly Report on Form 10-Q are presented to reflect the consolidation of the Cash Flow CLOs we hold investments in, the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the Cash Flow CLOs on a consolidated basis, which is consistent with the disclosures in our condensed consolidated financial statements.

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

Investment Portfolio

Overview

Our core business strategy is to leverage the proprietary resources of our Manager with the objective of generating both current income and capital appreciation by deploying capital to different strategies that reflect the opportunity set that our Manager specializes in. These strategies and a summary of each are as follows:

•                  Bank loans and high yield: We deploy capital to this strategy primarily through our CLO subsidiaries. This strategy primarily consists of senior secured corporate loans and debt securities, but also includes second lien, unsecured and subordinated corporate loans and debt securities.

•                  Mezzanine: Mezzanine opportunities generally represent the private debt instruments located in the middle of a company’s capital structure, senior to common or preferred equity but subordinate to senior secured debt. Generally, mezzanine securities take the form of privately negotiated subordinated debt, and, to a lesser extent, senior notes or preferred stock, with some form of equity participation either through common or preferred stock, options or warrants.

•                  Special situations: Special situations opportunities may take the form of debt and/or equity and generally consist of deploying capital to deeply discounted secondary market opportunities, debtor-in-possession and exit facilities, rescue financing transactions and other distressed opportunities.

•                  Natural resources: Our natural resources strategy consists of deploying capital to oil and gas opportunities through acquiring working interests in conventional producing properties, acquiring royalty interests in both producing properties and unconventional exploration activities (i.e. partially developed shale formations) and deploying capital to private equity opportunities focused on the oil and gas sector.

•                  Private equity: Our private equity strategy consists of deploying capital to private equity opportunities primarily on a side-by-side basis with KKR’s private equity funds.

As of March 31, 2011, our consolidated portfolio composition including the assets listed above, totaled $8.3 billion par amount and $8.0 billion estimated fair value.

The majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. As of March 31, 2011, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $7.2 billion par amount or $7.1 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consists of the following as of March 31, 2011:

•                  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.5 billion, estimated fair value of $6.3 billion, and estimated yield-to-maturity of 7.4%. Corporate loans held through our CLO transactions have a weighted average coupon of 4.2%, of which 99.9% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 3.6%. The remaining 0.1% are fixed rate with a weighted average coupon of 11.5%.

•                  Corporate debt securities: Corporate debt securities consists of high yield bonds held through our CLOs with an aggregate par amount of $728.5 million, estimated fair value of $745.2 million, and estimated yield-to-maturity of 9.1%. Corporate debt securities held through our CLO transactions have a weighted average coupon of 8.4%, of which 81.6% of the corporate debt securities are fixed rate with a weighted average coupon of 9.4%. The remaining 18.4% are floating rate with a weighted average coupon spread to LIBOR of 4.0%.

In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of March 31, 2011, the contractual notional balance of our amortizing interest rate swaps was $383.3 million.

These Cash Flow CLOs had aggregate secured debt outstanding totaling $5.6 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $365.8 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. As we hold the majority or all of the subordinated notes in each of the Cash Flow CLOs, we consolidate all of the Cash Flow CLOs and reflect all income and losses related to the assets in these Cash Flow CLOs on our condensed consolidated statement of operations even though a minority interest in two of our CLO transactions is not held by us.

On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of March 31, 2011:

•                  CLO note holdings: We hold $1.2 billion par of mezzanine and subordinated notes in our six Cash Flow CLO transactions. As our Cash Flow CLOs are consolidated under accounting principles generally accepted in the United States of America (“GAAP”), these holdings are not reflected on our condensed consolidated balance sheet as the assets and liabilities of our CLO subsidiaries are consolidated and our ownership interests in the Cash Flow CLOs are eliminated for consolidation.

•                  Corporate loans: Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans are comprised of loans eligible to be included in future CLO transactions with an aggregate par value of $159.6 million, estimated fair value of $156.5 million, and estimated yield-to-maturity of 7.0%. Corporate loans held for future CLO transactions have a weighted average coupon of 4.3%, with all of the corporate loans being floating rate with a weighted average coupon spread to LIBOR of 3.5%. In addition, these corporate loans include loans that are not being held for future CLO transactions with an aggregate par value of $376.6 million, estimated fair value of $316.5 million and estimated yield-to-maturity of 12.9%. These loans have a weighted average coupon of 5.6%, with all of the corporate loans being floating rate with a weighted average coupon spread to LIBOR of 4.7%.  In addition, the Company holds equity from one issuer with an estimated fair value of $28.4 million, which was restructured from a debt instrument to equity.

•                  Corporate debt securities: Our corporate debt securities consists of high yield bonds with an aggregate par amount of $39.2 million, estimated fair value of $40.3 million, and estimated yield-to-maturity of 9.9%. All of our corporate debt securities not held in our Cash Flow CLOs are fixed rate with a weighted average coupon of 10.4%.

•                  Mezzanine: Our mezzanine holdings consist of (i) $53.9 million par amount of debt with an estimated fair value of $54.4 million and (ii) $17.5 million cost basis of equity with an estimated fair value of $21.1 million. The $53.9 million par amount of mezzanine debt has a weighted average coupon of 13.6% and a weighted average yield to maturity of 14.6%.

•                  Special situations: Our special situations holdings consist of (i) $86.5 million par amount of debt with an estimated fair value of $73.3 million, (ii) $25.8 million cost basis of equity with an estimated fair value of $26.5 million, and (iii) $3.1 cost basis of an other investment with an estimated fair value of $3.0 million. The $86.5 million par amount of debt has a weighted average coupon of 10.6%.

•                  Natural resources: Our natural resources holdings consist of (i) equity and private equity focused on the oil and gas sector with an aggregate cost basis of $27.3 million and an estimated fair value of $43.0 million, and (ii) oil and gas working interests and overriding royalty interests with an aggregate carrying amount of $87.3 million.

•                  Private equity: Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $27.3 million with an estimated fair value of $27.8 million.

•                  Residential mortgage backed securities (“RMBS”): Our RMBS have an aggregate par amount of $218.6 million with an estimated fair value of $90.4 million.

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, at estimated fair value, and residential mortgage backed securities (“RMBS”), at estimated fair value.

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

Residential Mortgage-Backed Securities, at Estimated Fair Value:  Residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued are initially valued at transaction price and are subsequently valued using industry recognized models (including Intex and Bloomberg) and data for similar instruments (e.g., nationally recognized pricing services or broker quotes). The most significant inputs to the valuation of these instruments are default and loss expectations and market credit spreads.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended March 31, 2011, share-based compensation totaled $1.8 million. As of March 31, 2011, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.2 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of March 31, 2011, the common share options were fully vested and expire in August 2014. As of March 31, 2011, future unamortized share-based compensation totaled $2.9 million, of which the following will be recognized: $1.3 million in 2011, $0.9 million in 2012 and $0.7 in 2013 through 2015.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of March 31, 2011, the estimated fair value of our net derivative liabilities totaled $52.8 million.

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

This process involves a considerable amount of judgment by our management. As of March 31, 2011, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $2.3 million, which if not recovered may result in the recognition of future losses. During the three months ended March 31, 2011, there were no charges recorded for impairments of securities that we determined to be other-than-temporary.

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

The unallocated component of our allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer’s capital structure. The seniority classifications assigned to loans are senior secured, second lien and subordinate. Senior secured consists of loans that are the most senior debt in an issuer’s capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured loans often have a first lien on some or all of the issuer’s assets. Second lien consists of loans that are secured by a second lien interest on some or all of the issuer’s assets; however, the loan is subordinate to the first lien debt in the issuer’s capital structure. Subordinate consists of loans that are generally unsecured and subordinate to other debt in the issuer’s capital structure.

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

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of March 31, 2011, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations.

As of March 31, 2011, our allowance for loan losses totaled $198.6 million.

Recent Accounting Pronouncements

Receivables — Troubled Debt Restructurings

In April 2011, the Financial Accounting Standards Board (“FASB”) amended existing standards to provide additional guidance in evaluating whether a restructuring constitutes a troubled debt restructuring, including whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption; early adoption is permitted. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity shall disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired. We do not believe the adoption of this new guidance will have a material impact on our condensed consolidated financial statements.

Results of Operations

Summary

The following discussion presents an analysis of our results of operations on a comparative basis for the three months ended March 31, 2011 and 2010. Our results of operations may be materially affected by market fluctuations and current economic events, particularly in the fixed income and equity markets. A summary of key financial results are as follows (amounts in thousands, except per share information):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net investment income	$79,452	$83,309
Total other income	46,436	71,107
Total non-investment expenses	30,804	24,905
Income before income tax expense	95,084	129,511
Income tax expense	1,317	16
Net income	$93,767	$129,495

Net income per share—diluted	$0.51	$0.82

Net Investment Income

The following table presents the components of our net investment income for the three months ended March 31, 2011 and 2010:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Investment Income:
Corporate loans and securities interest income	$97,126	$86,819
Residential mortgage-backed securities interest income	4,032	7,653
Other investment income	2,946	67
Dividend income	183	26
Net discount accretion	31,043	24,785
Total investment income	135,330	119,350
Interest Expense:
Collateralized loan obligation secured debt	14,737	12,582
Credit facilities	710	3,273
Convertible senior notes	6,990	7,254
Junior subordinated notes	3,868	3,889
Interest rate swaps	5,661	4,332
Other interest expense	155	170
Total interest expense	32,121	31,500
Interest expense to affiliates	12,096	4,541
Provision for loan losses	11,661	—
Net investment income	$79,452	$83,309

As presented in the table above, net investment income decreased by $3.9 million from $83.3 million for the three months ended March 31, 2010 to $79.5 million for the same period in 2011. Total investment income, consisting primarily of interest income and discount accretion from our investment portfolio, totaled $135.3 million for the three months ended March 31, 2011 and $119.4 million for the three months ended March 31, 2010. The increase in total investment income of approximately $16.0 million was attributable to additional interest income earned primarily from a higher yielding corporate debt portfolio. For the quarter ended March 31, 2011, approximately 25.0% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.7%, compared to 10.3% of our floating rate corporate debt portfolio with a weighted average floor of 2.4% for the quarter ended March 31, 2010. Furthermore, net discount accretion increased $6.3 million partially due to paydowns during the three months ended March 31, 2011, which resulted in an additional $3.3 million of accelerated discount accretion compared to the three months ended March 31, 2010. Total investment income was slightly offset by the provision for loan losses recorded in the first quarter of 2011 of $11.7 million, as well as an increase in interest expense to affiliates of $7.6 million due to all Cash Flow CLOs passing certain compliance tests and thereby, resuming payments to mezzanine and subordinate note holders, including an affiliate of our Manager.

Other Income

The following table presents the components of other income for the three months ended March 31, 2011 and 2010:

Comparative Other Income Components

(Amounts in thousands)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swaps	$—	$(358)
Commodity swaps	(284)	—
Credit default swaps	117	1,018
Total rate of return swaps	31	1,743
Common stock warrants	718	123
Foreign exchange(1)	5,485	(3,944)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	6,067	(1,418)
Net realized loss on residential mortgage-backed securities, at estimated fair value	(6,643)	(3,168)
Net unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value	5,905	(1,977)
Net realized and unrealized gain on investments(2)	40,014	36,563
Net realized and unrealized gain (loss) on securities sold, not yet purchased	145	(756)
Impairment of securities available-for-sale and private equity at cost	(975)	(1,140)
Net gain on restructuring and extinguishment of debt	—	39,999
Other income	1,923	3,004
Total other income	$46,436	$71,107

(1)                                  Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                                  Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

As presented in the table above, other income decreased $24.7 million from $71.1 million for the three months ended March 31, 2010 to $46.4 million for the three months ended March 31, 2011. During the three months ended March 31, 2010, in an open market auction, we purchased $83.0 million of notes issued by CLO 2007-A and CLO 2007-1, both of which were previously held by an affiliate of our Manager. These transactions resulted in us recording an aggregate one-time gain on extinguishment of debt totaling $38.7 million during the first quarter of 2010. The absence of this one-time gain in the three months ended March 31, 2011 served as the largest contributing factor for the change in other income, but was partially offset by an increase in unrealized gains on residential mortgage-backed securities of $7.9 million and an increase in net realized and unrealized gains on foreign exchange of $9.4 million from the three months ended March 31, 2010 to the same period in 2011.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three months ended March 31, 2011 and 2010:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the period ended March 31, 2011	For the period ended March 31, 2010
Related party management compensation:
Base management fees	$6,215	$4,157
Incentive fees	12,013	12,500
Share-based compensation	1,634	2,392
CLO management fees	1,339	1,442
Related party management compensation	21,201	20,491
Professional services	1,432	1,064
Insurance	587	637
Directors’ expenses	535	1,195
Other general and administrative	7,049	1,518
Total non-investment expenses	$30,804	$24,905

As presented in the table above, our non-investment expenses increased $5.9 million from the three months ended March 31, 2010 to the same period in 2011. The significant components of non-investment expense are described below.

Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fees increased by $2.1 million from the first quarter of 2010 to the first quarter of 2011 primarily due to an increase in “equity” resulting from net income earned throughout 2010 and into 2011, and the December 2010 equity offering of 19.4 million common shares, which generated proceeds of $175.7 million.

Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of $12.0 million were earned by the Manager during the three months ended March 31, 2011 as compared to $12.5 million during the three months ended March 31, 2010.

An affiliate of our Manager entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, KKR Financial CLO 2009-1 Ltd. (“CLO 2009-1”) and CLO 2011-1 and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLOs and has done so in prior periods.

During the three months ended March 31, 2010, the collateral manager began waiving the management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $4.5 million. During the three months ended March 31, 2011, the collateral manager waived all management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $8.8 million. For the three months ended March 31, 2011 and 2010, we recorded an expense for CLO management fees totaling $1.3 million and $1.4 million, respectively.

Other general and administrative expenses include expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by our Manager. For the three months ended March 31, 2010, our Manager permanently waived reimbursement of allocable general and administrative expenses totaling $1.3 million. Due to the reinstatement of waived CLO management fees described above, effective June 2010, all incremental CLO management fees received by our Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the three months ended March 31, 2011, there were no reimbursable general and administrative expenses waived by our Manager; rather, we reimbursed our Manager for allocable general and administrative expenses of $1.7 million, as compared to nil for the three months ended March 31, 2010.

Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursements due to the board of directors for their services. The increase in other general and administrative expenses of $5.5 million from the three months ended March 31, 2010 to the same period in 2011 was largely attributable to expenses related to the acquisition and operation of our oil and gas assets, and general and administrative expenses reimbursable to our Manager. Comparatively, for the first quarter of 2010, our Manager permanently waived reimbursement of allocable general and administrative expenses in an amount equal to the incremental CLO management fees received by our Manager.

Income Tax Provision

We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state and foreign income taxes. Holders of our shares are required to take into account their allocable share of each item of our income, gain, loss, deduction and credit for our taxable year ending within or with their taxable year.

During 2011, we owned an equity interest in KKR Financial Holdings II, LLC (“KFH II”), which elected to be taxed as a REIT under the Code. KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP condensed consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three months ended March 31, 2011 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

KFH II, our REIT subsidiary, is not expected to incur a 2011 federal or state tax liability. However, KKR Financial CLO 2007-A Blocker 1 Corp. (“2007-A Blocker”), a domestic taxable corporate subsidiary, is expected to incur $1.1 million of tax liabilities, consisting of $0.8 million of federal tax liability and $0.3 million of state tax liability, for the three months ended March 31, 2011.

Investment Portfolio

Our investment portfolio primarily consists of corporate debt holdings, consisting of corporate loans and corporate debt securities (included in securities available-for-sale in the table below). The details of our corporate debt portfolio are discussed below under “Corporate Debt Portfolio”.

The following table summarizes the carrying value of our investment portfolio by strategy as of March 31, 2011 (amounts in thousands):

	Bank Loans & High Yield	Mezzanine	Special Situations	Private Equity	Natural Resources	Total
Corporate loans(1)	$6,629,711	$43,866	$26,870	$—	$—	$6,700,447
Securities available-for-sale	785,573	10,020	51,083	—	—	846,676
Equity investments, at estimated fair value(2)	36,953	15,859	24,693	27,003	42,954	147,462
Other Assets	—	3,000	3,877	825	87,260	94,962
Total(3)	$7,452,237	$72,745	$106,523	$27,828	$130,214	$7,789,547

(1)                                  Includes loans held for sale and is presented gross of allowance for loan losses totaling $198.6 million as of March 31, 2011.

(2)                                  Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

(3)                                  Excludes our investments in residential mortgage-backed securities with an estimated fair value of $90.4 million and securities sold, not yet purchased with an estimated fair value of $1.6 million.

Corporate Debt Portfolio

Our corporate debt investment portfolio primarily consists of investments in corporate loans and debt securities, and comprises the majority of our total investment portfolio. Our corporate loans primarily consist of senior secured, second lien and subordinated loans. The corporate loans we invest in are generally below investment grade and are floating rate indexed to either one-month or three-month LIBOR. Our investments in corporate debt securities primarily consist of investments in below investment grade corporate bonds that are senior secured, senior unsecured and subordinated. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability.

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $7.1 billion and $6.9 billion as of March 31, 2011 and December 31, 2010, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of March 31, 2011 and December 31, 2010. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets.

Corporate Loans

(Amounts in thousands)

	March 31, 2011(1)				December 31, 2010(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,310,277	$6,037,736	$6,037,736	$6,145,834	$6,110,495	$5,829,691	$5,829,691	$5,820,754
Second lien	556,915	505,535	505,535	492,077	631,896	576,160	576,160	533,450
Subordinated	247,667	158,875	158,875	226,571	195,964	129,371	129,371	180,007
Subtotal	7,114,859	6,702,146	6,702,146	6,864,482	6,938,355	6,535,222	6,535,222	6,534,211
Lower of cost or fair value adjustment	—	(1,699)	—	—	—	(4,748)	—	—
Allowance for loan losses	—	(198,582)	—	—	—	(209,030)	—	—
Total	$7,114,859	$6,501,865	$6,702,146	$6,864,482	$6,938,355	$6,321,444	$6,535,222	$6,534,211

(1)                                  Includes loans held for sale.

As of March 31, 2011, $7.1 billion par amount, or 99.9%, of our corporate loan portfolio was floating rate and $8.8 million par amount, or 0.1%, was fixed rate. In addition, as of March 31, 2011, $317.0 million par amount, or 4.5%, of our corporate loan portfolio was denominated in foreign currencies, of which 86.5% was denominated in euros. As of December 31, 2010, $6.9 billion par amount, or 99.8%, of our corporate loan portfolio was floating rate and $15.9 million par amount, or 0.2%, was fixed rate. In addition, as of December 31, 2010, $273.5 million par amount, or 3.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 91.7% was denominated in euros.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.3% as of March 31, 2011 and 4.5% as of December 31, 2010, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.7% as of March 31, 2011 and 3.8% as of December 31, 2010. The weighted average years to maturity of our floating rate corporate loans was 4.2 years as of March 31, 2011 and 4.3 years as of December 31, 2010.

As of March 31, 2011, our fixed rate corporate loans had a weighted average coupon of 11.7% and a weighted average years to maturity of 4.5 years, as compared to 11.4% and 5.3 years, respectively, as of December 31, 2010.

Certain corporate loans held by the Company are designated as being non-accrual, impaired and/or in default.  Non-accrual loans consist of both corporate loans held for investment and corporate loans held for sale.  Loans are placed on non-accrual when there is uncertainty regarding whether future income amounts on the loan will be earned and collected. While on non-accrual status, interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt. When placed on non-accrual status, previously recognized accrued interest is reversed and charged against current income.

As of March 31, 2011 and December 31, 2010, we had loans on non-accrual status with a total recorded investment of $148.3 million, which included $56.4 million of impaired loans that were held for investment, and $165.1 million, which included $149.8 million of impaired loans that were held for investment, respectively. The $16.8 million decline in non-accrual loans from $165.1 million as of December 31, 2010 to $148.3 million as of March 31, 2011 is primarily due to $18.0 million of charge-offs during the three months ended March 31, 2011 that were the result of transferring certain loans from held for investment to held for sale. During the three months ended March 31, 2011 and 2010, we recognized $4.0 million and $5.6 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired loans consist of loans held for investment where we have determined that it is more likely than not that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement.  Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans declined from $149.8 million as of December 31, 2010 to $56.4 million as of March 31, 2011 due to $109.8 million of impaired loans transferred to held for sale, $3.3 million of paydowns and restructurings, offset by net new additions to impaired loans of $19.8 million.

Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements.  As of March 31, 2011, we had no corporate loans in default. As of December 31, 2010, we had $18.6 million of corporate loans in default from one issuer.  The balance of defaulted loans is comprised of loans held for investment and loans held for sale.  Loans that are held for sale are carried at the lower of amortized cost or estimated market value and, accordingly, no allowance for loan losses is maintained for such loans. Loans that are specifically identified as being impaired have a specific allocated reserve that represents the excess of the loan’s amortized cost amount over its estimated fair value.  Since defaulted loans may primarily consist of loans classified as held for sale and impaired loans consist of only loans held for investment, fluctuations in the balances of defaulted loans will not necessarily correspond to fluctuations in impaired loans.

During the three months ended March 31, 2011 and 2010, there were no loan modifications that qualified as troubled debt restructurings. During the three months ended March 31, 2011 and 2010, we did modify $540.4 million and $68.0 million amortized cost of corporate loans, respectively. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

The following table summarizes the changes in our allowance for loan losses for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Balance at beginning of year	$209,030	$237,308
Provision for loan losses	11,661	—
Charge-offs	(22,109)	(21,228)
Balance at end of year	$198,582	$216,080

As of March 31, 2011 and December 31, 2010, we had an allowance for loan loss of $198.6 million and $209.0 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan’s estimated fair value.

The unallocated component of our allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer’s capital structure. The seniority classifications assigned to loans are senior secured, second lien and subordinate. Senior secured consists of loans that are the most senior debt in an issuer’s capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured loans often have a first lien on some or all of the issuer’s assets. Second lien consists of loans that are secured by a second lien interest on some or all of the issuer’s assets; however, the loan is subordinate to the first lien debt in the issuer’s capital structure. Subordinate consists of loans that are generally unsecured and subordinate to other debt in the issuer’s capital structure.

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

As of March 31, 2011, the allocated component of our allowance for loan losses totaled $20.7 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $67.0 million and an aggregate recorded investment of $56.4 million. As of December 31, 2010, the allocated component of our allowance for loan losses totaled $50.1 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $225.6 million and an aggregate recorded investment of $149.8 million.

The unallocated component of our allowance for loan losses totaled $177.9 million and $158.9 million as of March 31, 2011 and December 31, 2010, respectively.

During the three months ended March 31, 2011 and 2010, we transferred $582.8 million and $190.3 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during the three months ended March 31, 2011 and 2010, we transferred $97.9 million and $80.0 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present.

During the three months ended March 31, 2011, we recorded charge-offs totaling $22.1 million, comprised primarily of loans transferred to loans held for sale. During the three months ended March 31, 2010, we recorded charge-offs totaling $21.2 million comprised primarily of loans transferred to loans held for sale.

As of March 31, 2011, we had $869.8 million of loans held for sale, an increase of $406.2 million from December 31, 2010 due to the transfer of loans to held for sale that we had the intention of selling. We reduced the lower of cost or market valuation allowance by $1.6 million for the three months ended March 31, 2011 for certain loans held for sale which had a carrying value of $869.8 million as of March 31, 2011. We reduced the lower of cost or market valuation allowance by $3.7 million for certain loans held for sale during the quarter ended March 31, 2010.

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2011, approximately 50% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Texas Competitive Electric Holdings Company LLC, Modular Space Corporation, and U.S. Foodservice, which combined represented $1.1 billion, or approximately 16% of the aggregated amortized cost basis of the our corporate loans. As of December 31, 2010, approximately 51% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Texas Competitive Electric Holdings Company LLC, Modular Space Corporation, and U.S. Foodservice, which combined represented $1.1 billion, or approximately 16% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $829.9 million and $843.7 million as of March 31, 2011 and December 31, 2010, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds.

In accordance with GAAP, securities available-for-sale on our condensed consolidated balance sheets include (i) certain corporate debt securities and (ii) common and preferred stock, which have unrealized gains and losses reported in accumulated other comprehensive income on the condensed consolidated balance sheets. As such, corporate debt securities classified as securities available-for-sale comprise a subset of the total corporate debt securities portfolio.

The following table summarizes our corporate debt securities portfolio stratified by type as of March 31, 2011 and December 31, 2010:

Corporate Debt Securities

(Amounts in thousands)

	March 31, 2011(1)				December 31, 2010(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$301,403	$312,370	$295,523	$312,370	$281,998	$287,908	$276,158	$287,908
Senior unsecured	418,974	430,864	275,547	430,864	445,678	448,562	304,622	448,562
Subordinated	109,492	97,795	67,712	97,795	116,061	99,800	66,608	99,800
Total	$829,869	$841,029	$638,782	$841,029	$843,737	$836,270	$647,388	$836,270

(1)                                  Excludes common and preferred stock. Includes both corporate debt securities classified as (i) securities available-for-sale (which have unrealized gains and losses reported in accumulated other comprehensive income on the condensed consolidated balance sheets) and (ii) other assets (which have unrealized gains and losses recorded on the condensed consolidated statements of operations).

As of March 31, 2011, $663.0 million par amount, or 79.9%, of our corporate debt securities portfolio was fixed rate and $166.8 million par amount, or 20.1%, was floating rate. In addition, as of March 31, 2011, $9.1 million par amount, or 1.1%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 100.0% was denominated in British pound sterling. As of December 31, 2010, $680.7 million par amount, or 80.7%, of our corporate debt securities portfolio was fixed rate and $163.0 million par amount, or 19.3%, was floating rate. In addition, as of December 31, 2010, $10.1 million par amount, or 1.2%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 87.6% was denominated in British pound sterling.

As of March 31, 2011, our fixed rate corporate debt securities had a weighted average coupon of 9.5% and a weighted average years to maturity of 6.4 years, as compared to 9.5% and 6.3 years, respectively, as of December 31, 2010. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 5.9% as of March 31, 2011 and 6.1% as of December 31, 2010, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 5.3% as of March 31, 2011 and 5.4% as of December 31, 2010. The weighted average years to maturity of our floating rate corporate debt securities was 3.2 years as of both March 31, 2011 and December 31, 2010.

During the three months ended March 31, 2011 and March 31, 2010, we recorded impairment losses totaling nil and $1.1 million, respectively, for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

As of March 31, 2011, we had corporate debt securities in default with an estimated fair value of $1.2 million from one issuer. As of December 31, 2010, we had corporate debt securities in default with an estimated fair value of $1.1 million from one issuer.

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2011, approximately 57% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the two largest concentrations of debt securities in securities issued by NXP BV and First Data Corporations, which combined represented $203.8 million, or approximately 24% of the Company’s estimated fair value of corporate debt securities. As of December 31, 2010, approximately 60% of the estimated fair value of our corporate debt securities was concentrated in ten issuers, with the two largest concentrations of corporate debt securities issued by NXP BV and First Data Corporation, which combined represented $208.6 million, or approximately 25% of the estimated fair of value of our corporate debt securities.

Other Holdings

Our other holdings primarily consist of marketable and private equity investments and investments in real assets and royalty interests made through our natural resources strategy.

Equity Holdings

As of March 31, 2011, our equity investments consisted of marketable equity securities (included in securities available-for-sale on our condensed consolidated balance sheet) with an estimated fair value of $6.4 million, private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $3.8 million and an estimated fair value of $4.6 million, and equity investments carried at estimated fair value with an aggregate cost amount of $120.6 million and an estimated fair value of $147.5 million. Equity investments carried at estimated fair value primarily consist of private equity investments. In comparison, as of December 31, 2010, our marketable equity investments had an estimated fair value of $3.4 million, our private equity investments carried at cost had an aggregate cost amount of $4.8 million and an estimated fair value of $5.1 million, and our equity investments carried at estimated fair value had an aggregate cost of $98.7 million and an estimated fair value of $100.0 million.

Natural Resources Holdings

Our natural resources holdings consist of $31.8 million carrying amount of working interests in U.S. producing oil and gas fields that are operated by an affiliate of our Manager that were acquired during the fourth quarter of 2010. The acquisition of these working interests was partially financed with $18.4 million through a five-year $49.7 million non-recourse, asset based credit facility maturing November 5, 2015.

In addition to natural resources working interest investments, during the first quarter of 2011, we acquired overriding royalty interests in oil and gas acreage in south Texas for $55.0 million. The overriding royalty interests are in mostly undeveloped properties that are operated by unaffiliated third parties.

Portfolio Purchases

We made investment portfolio purchases of $858.7 million par amount during the three months ended March 31, 2011, as compared to $932.8 million for the three months ended March 31, 2010, primarily comprised of the following:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	For the three months ended March 31, 2011		For the three months ended March 31, 2010
	Par Amount	%	Par Amount	%
Corporate loans	$787,697	92.1%	$671,295	72.0%
Corporate debt securities	50,074	5.9	254,212	27.2
Equity investments, at estimated fair value	17,475	2.0	7,332	0.8
Total	$855,246	100.0%	$932,839	100.0%

Shareholders’ Equity

Our shareholders’ equity at March 31, 2011 and December 31, 2010 totaled $1.7 billion and $1.6 billion, respectively. Included in our shareholders’ equity as of March 31, 2011 and December 31, 2010 is accumulated other comprehensive income totaling $154.7 million and $133.6 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three months ended March 31, 2011 was $1.7 billion and 22.3% and for the three months ended March 31, 2010 was $1.2 billion and 43.1%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of March 31, 2011 and December 31, 2010 was $9.73 and $9.24, respectively, and was computed based on 178,127,870 and 177,848,565 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively.

On February 3, 2011, our board of directors declared a cash distribution for the quarter ended December 31, 2010 of $0.15 per share to shareholders of record on February 18, 2011. The distribution was paid on March 4, 2011.

In March of 2011, we sold 136,895 of our common shares in broker transactions at prevailing market prices pursuant to an effective registration statement under the Securities Act. The net proceeds of our sales were used to fund repurchases of common shares previously awarded to certain of our officers, including shares repurchased in connection with the satisfaction of tax withholding obligations.

Liquidity and Capital Resources

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. As of March 31, 2011, we had unrestricted cash and cash equivalents totaling $129.3 million.

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

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our CLOs. With respect to all of these CLOs except for CLO 2011-1, the cash flows we would generally expect to receive from our CLO holdings are paid to the senior note holders of the CLOs during the period in which a CLO is not in compliance with an OC Test as outlined in its respective indenture. As of March 31, 2011, all of these CLOs were in compliance with certain compliance tests (specifically, their respective OC Tests). As CLO 2007-A and CLO 2007-1 came into compliance during 2010, both CLOs resumed paying mezzanine and/or subordinate note holders, including us.

Under CLO 2011-1, if the PVR Test is below 133.33%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 133.33%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below $140.0 million, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan.

Sources of Funds

CLO Transactions

As of March 31, 2011, we had six Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager was $365.8 million as of March 31, 2011 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs and the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

The indentures governing our Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO’s portfolio.

On March 31, 2011, we closed CLO 2011-1, a $400.0 million secured financing transaction, and entered into the CLO 2011-1 Agreement through which CLO 2011-1 is able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. Under the CLO 2011-1 governing documents, we receive all remaining interest collections from CLO 2011-1 on a quarterly basis after administrative expenses and interest expense on the senior loan are paid, unless the PVR Test is below 133.33%, in which case up to 50% of all interest collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. The PVR Test is computed as the adjusted collateral balance of the holdings of CLO 2011-1 divided by the principal balance of the senior loan outstanding. Similarly, 25% of all principal collections received by CLO 2011-1 are distributed to us unless the PVR Test is below 133.33%, in which case the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below $140.0 million, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan.

In the case of our other Cash Flow CLOs, which slightly vary from CLO 2011-1’s compliance tests, in the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for these CLOs include OC Tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO.

If an asset is in default, the indenture for each CLO transaction defines the value used to determine the collateral value, which value is the lower of market value of the asset or the recovery value proscribed for the asset based on its type and rating by Standard & Poor’s or Moody’s.

A discount obligation is an asset with a purchase price of less than a particular percentage of par. The discount obligation amounts are specified in each CLO and are generally set at a purchase price of less than 80% of par for corporate loans and 75% of par for corporate debt securities.

The indenture for each CLO specifies a CCC-threshold for the percentage of total assets in the CLO that can be rated CCC. All assets in excess of the CCC threshold specified for the respective CLO are included in the OC Tests at market value and not par.

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. As a result of the historic declines in asset prices, particularly in the corporate loan and high yield securities asset classes during the fourth quarter of 2008, one or more of our CLOs were out of compliance with the OC Tests for periods of time. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. As of March 31, 2011, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs, other than CLO 2011-1, which closed on March 31, 2011. This information is based on the March 2011 monthly reports which are prepared by the independent third party trustee for each CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the March 2011 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•      Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the March 2011 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,043,473	$994,654	$1,029,729	$3,327,228	$1,403,003
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	581.6%	904.4%	402.5%	750.2%	608.7%
CCC amount	$71,198	$99,041	$234,568	$692,959	$208,717
CCC percentage of portfolio	6.8%	10.0%	22.8%	20.8%	14.9%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	132.7%	132.9%	160.1%	179.8%	138.0%
Cushion / (Excess)	$102,446	$73,717	$103,739	$367,078	$180,727
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	113.4%	118.0%	136.7%	125.2%	117.5%
Cushion / (Excess)	$65,360	$92,852	$161,759	$130,362	$88,699

Credit Facilities

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

As of March 31, 2011, we had no borrowings outstanding under the 2014 Facility.

Asset-Based Borrowing Facility

On November 5, 2010, we entered into a credit agreement for a five-year $49.7 million non-recourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us.

As of March 31, 2011, we had $18.4 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, we had a letter of credit outstanding totaling $1.0 million.

As of March 31, 2011, we believe we were in compliance with the covenant requirements for both credit facilities above.

Convertible Debt

On January 15, 2010, we issued $172.5 million of 7.5% convertible senior notes due January 15, 2017. The 7.5% Notes bear interest at a rate of 7.5% per year on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. We may satisfy our obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of March 31, 2011, the conversion rate for each $1,000 principal amount of 7.5% Notes was 126.8568 common shares.

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

Off-Balance Sheet Commitments

As of March 31, 2011, we had committed to purchase corporate loans with aggregate commitments totaling $192.4 million. In addition, we participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of March 31, 2011, we had unfunded financing commitments totaling $33.1 million for corporate loans and $10.4 million for private equity investments. We do not expect material losses related to the corporate loans and private equity for which we commit to purchase and fund.

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

Tax Consequences of Investments in Natural Resources

As referenced above, we have made and may make certain investments in natural resources. It is likely that the income from such investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not “United States persons” within the meaning of Section 7701(a)(30) of the Code. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected income with the conduct of a United States trade or business. To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder’s allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder’s United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such holder’s United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

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

Our Investment Company Act Status

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer’s total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities” are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a “fund”). The Investment Company Act defines a “majority-owned subsidiary” of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority-owned subsidiary of that person.

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

We sometimes refer to KFH II, our subsidiary that relies on Section 3(c)(5)(C) of the Investment Company Act, as our “REIT subsidiary.” Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” the SEC’s Division of Investment Management, or the “Division,” has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company’s assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, “qualifying real estate assets”), and at least 25% of the company’s assets consist of real estate- related assets (reduced by the excess of the company’s qualifying real estate assets over the required 55%), leaving no more than 20% of the company’s assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division’s interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiary might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

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

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of March 31, 2011, $326.0 million par amount, or 4.1%, of our corporate debt portfolio was denominated in foreign currencies, of which 84.1% was denominated in euros. In addition, as of March 31, 2011, $30.1 million par amount, or 25.0%, of our equity investments at estimated fair value was denominated in foreign currencies, of which 36.0% was denominated in Norwegian krone.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. As of March 31, 2011, approximately 25% of our corporate debt portfolio had LIBOR floors with a weighted average floor of 1.7%. Based on our variable rate investments and variable rate borrowings as of March 31, 2011, we estimated that net interest income would be negatively impacted by approximately $0.5 million annually in the event interest rates were to increase by 1% and would be positively impacted by approximately $28.3 million annually in the event rates were to increase by 3%.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our amortizing interest rate swaps was $483.3 million as of March 31, 2011.

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

The following table summarizes the estimated net fair value of our derivative instruments held at March 31, 2011 and December 31, 2010 (amounts in thousands):

	As of March 31, 2011		As of December 31, 2010
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$483,333	$(50,176)	$483,333	$(58,365)
Free-Standing Derivatives:
Commodity swaps	—	(618)	—	(226)
Credit default swaps—protection sold	13,500	470	13,500	492
Total rate of return swaps	—	135	—	104
Foreign exchange forward contracts	(162,913)	(23,267)	(154,405)	(17,296)
Foreign exchange options	130,207	16,473	130,207	14,791
Common stock warrants	—	4,171	—	3,453
Total	$464,127	$(52,812)	$472,635	$(57,047)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of March 31, 2011 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Cash flow interest rate swaps	$(2,825)	$—	$—	$(47,351)	$(50,176)
Free-Standing Derivatives:
Commodity swaps	(310)	(308)	—	—	(618)
Credit default swaps—protection sold	18	452	—	—	470
Total rate of return swaps	135	—	—	—	135
Foreign exchange forward contracts	—	(614)	(22,653)	—	(23,267)
Foreign exchange options	—	147	16,326	—	16,473
Total	$(2,982)	$(323)	$(6,327)	$(47,351)	$(56,983)

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2011 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K and subsequent current reports filed with the SEC.

According to the U.S. Treasury Department, the United States is expected to reach its current statutory debt limit by May 16, 2011, although it is possible for the Department of the Treasury to take extraordinary actions to delay the date by which such limit is reached for a finite period of time. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations as well as the risk of other economic dislocations.  Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world and could limit our ability to obtain financing, and could have a material adverse effect on the valuation of the assets we hold.  Under such circumstances, the risks we face and any resulting adverse effects on our business, financial condition and results of operations would be significantly exacerbated, including those described under “Risk Factors—Risks Related to Our Operations, Business Strategy and Investments—Our business and the businesses in which we invest are materially affected by conditions in the global financial markets and economic conditions generally,” “—Dislocations in the corporate credit sector could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio,” “—Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations. If we are unable to raise funding from these external sources, we may be forced to liquidate certain of our assets and our results of operations may be adversely affected,” “—Periods of adverse market volatility may require us to post additional collateral, which could adversely affect our financial condition and liquidity” and “—Downturns in the global credit markets may adversely affect our cash flow CLO investments” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2011, our non-employee directors deferred an immaterial amount of cash compensation in exchange for 4,621 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at the election of the Company, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of the Company. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof.

Repurchases of Equity Securities

In March 2011, in privately negotiated transactions, we repurchased common shares previously awarded to certain of our officers by our Manager. During the quarter ended March 31, 2011, the Company did not have any publicly announced plans or programs to repurchase shares.

The following table sets forth information with respect to repurchases of our shares made during the quarter ended March 31, 2011:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs

January 1, 2011 through January 31, 2011	—	$—	—	$—
February 1, 2011 through February 28, 2011	—	—	—	—
March 1, 2011 through March 31, 2011	132,550	9.7868	—	—
Total	132,550	$9.7868	—	$—

For a further description of our share repurchases see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Shareholders’ Equity” in Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

The following information is being provided pursuant to “Item 5.07 Submission of Matters to a Vote of Security Holders” of Form 8-K:

The annual meeting of holders of common shares of the Company was held on April 27, 2011, and the matters voted upon at the annual meeting and the results of the votes were as follows:

(a)  The nominees named below were elected to serve as members of the board of directors of the Company until the next annual meeting of the holders of common shares and until their respective successors are duly elected and qualify, and the voting results were as follows:

Nominee	Votes For	Withheld	Broker Non-Votes
Tracy L. Collins	112,432,621	316,261	46,971,276
Vincent Paul Finigan	112,403,048	345,834	46,971,276
Paul M. Hazen	112,247,155	501,727	46,971,276
R. Glenn Hubbard	112,417,438	331,444	46,971,276
Ross J. Kari	112,414,388	334,494	46,971,276
Ely L. Licht	112,236,842	512,040	46,971,276
Deborah H. McAneny	112,409,301	339,581	46,971,276
Scott C. Nuttall	112,436,698	312,184	46,971,276
Scott A. Ryles	112,353,960	394,922	46,971,276
William C. Sonneborn	112,435,855	313,027	46,971,276
Willy R. Strothotte	112,412,881	336,001	46,971,276

(b)  The appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2011 was ratified, and the voting results were as follows:

Votes For	Votes Against	Abstentions
159,016,962	283,959	312,744

Item 6. Exhibits

Exhibit Number	Description

10.18	Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, KKR Financial Holdings LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KKR Financial Holdings LLC

Signature	Title

/s/ WILLIAM C. SONNEBORN	Chief Executive Officer (Principal Executive Officer)
William C. Sonneborn

/s/ MICHAEL R. MCFERRAN	Chief Financial Officer (Principal Financial and Accounting
Michael R. McFerran	Officer)

Date: May 2, 2011