Form 10-Q
period 2011-06-30
KKR Financial Holdings LLC
filed 2011-08-04
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of the registrant’s common shares outstanding as of July 28, 2011 was 178,094,916.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$281,729	$313,829
Restricted cash and cash equivalents	595,479	571,425
Securities available-for-sale, $752,091 and $728,558 pledged as collateral as of June 30, 2011 and December 31, 2010, respectively	822,517	838,894
Corporate loans, net of allowance for loan losses of $188,874 and $209,030 as of June 30, 2011 and December 31, 2010, respectively	5,894,002	5,857,816
Corporate loans held for sale	539,270	463,628
Residential mortgage-backed securities, at estimated fair value	88,538	93,929
Equity investments, at estimated fair value, $15,694 and $12,036 pledged as collateral as of June 30, 2011 and December 31, 2010, respectively	165,380	99,955
Derivative assets	27,335	19,519
Interest and principal receivable	56,423	57,414
Other assets	207,908	102,003
Total assets	$8,678,581	$8,418,412
Liabilities
Collateralized loan obligation secured debt	$5,693,122	$5,630,272
Collateralized loan obligation junior secured notes to affiliates	365,848	366,124
Credit facilities	38,300	18,400
Convertible senior notes	344,719	344,142
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	48,552	14,193
Accrued interest payable	23,273	22,846
Accrued interest payable to affiliates	7,405	6,316
Related party payable	19,881	12,988
Derivative liabilities	89,356	76,566
Total liabilities	6,913,973	6,775,364
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common shares, no par value, 500,000,000 shares authorized, and 178,127,870 and 177,848,565 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Paid-in-capital	2,758,543	2,756,200
Accumulated other comprehensive income	106,761	133,596
Accumulated deficit	(1,100,696)	(1,246,748)
Total shareholders’ equity	1,764,608	1,643,048
Total liabilities and shareholders’ equity	$8,678,581	$8,418,412

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Net investment income:
Loan interest income	$102,656	$94,002	$212,301	$185,998
Securities interest income	22,073	26,400	44,629	53,661
Other investment income	11,114	1,964	14,243	2,057
Total investment income	135,843	122,366	271,173	241,716
Interest expense	32,978	38,851	65,099	70,351
Interest expense to affiliates	14,142	6,740	26,238	11,281
Provision for loan losses	—	—	11,661	—
Net investment income	88,723	76,775	168,175	160,084
Other income:
Net realized and unrealized gain on investments	58,541	28,939	97,725	63,606
Net realized and unrealized gain (loss) on derivatives and foreign exchange	1,241	(5,850)	7,308	(7,268)
Net realized and unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	609	(4,111)	(129)	(9,256)
Net gain on restructuring and extinguishment of debt	—	—	—	39,999
Other income	2,187	4,218	4,110	7,222
Total other income	62,578	23,196	109,014	94,303
Non-investment expenses:
Related party management compensation	24,315	14,476	45,516	34,967
General, administrative and directors expenses	10,367	3,216	18,538	6,566
Professional services	1,691	1,230	3,123	2,294
Total non-investment expenses	36,373	18,922	67,177	43,827
Income before income tax expense	114,928	81,049	210,012	210,560
Income tax expense	7,424	21	8,741	37
Net income	$107,504	$81,028	$201,271	$210,523

Net income per common share:
Basic	$0.60	$0.51	$1.13	$1.33
Diluted	$0.59	$0.51	$1.10	$1.33

Weighted-average number of common shares outstanding:
Basic	177,674	156,997	177,376	156,997
Diluted	182,393	157,423	181,844	157,210

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2011	177,849	$2,756,200	$133,596	$(1,246,748)		$1,643,048
Net income	—	—	—	201,271	$201,271	201,271
Net change in unrealized loss on cash flow hedges	—	—	(1,827)	—	(1,827)	(1,827)
Net change in unrealized gain on securities available-for-sale	—	—	(25,008)	—	(25,008)	(25,008)
Comprehensive income	—	—	—	—	$174,436
Cash distributions on common shares	—	—	—	(55,219)		(55,219)
Issuance of common shares	171	1,297	—	—		1,297
Grant of restricted common shares	241	—	—	—		—
Repurchase and cancellation of common shares	(133)	(1,297)	—	—		(1,297)
Share-based compensation expense related to restricted common shares	—	2,343	—	—		2,343
Balance at June 30, 2011	178,128	$2,758,543	$106,761	$(1,100,696)		$1,764,608

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Cash flows from operating activities:
Net income	$201,271	$210,523
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	(7,308)	8,024
Net gain on restructuring and extinguishment of debt	—	(39,999)
Write-off of debt issuance costs	860	8,160
Lower of cost or estimated fair value adjustment on corporate loans held for sale	12,356	30,121
Provision for loan losses	11,661	—
Impairment on securities available-for-sale and private equity investments at cost	1,128	7,715
Share-based compensation	2,343	3,206
Net unrealized loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	129	9,256
Net realized and unrealized gain on investments	(111,209)	(102,198)
Deferred interest expense	—	3,918
Depreciation and net amortization	(49,067)	(46,850)
Changes in assets and liabilities:
Interest receivable	(982)	7,956
Other assets	14,857	(4,207)
Related party payable	6,893	8,331
Accounts payable, accrued expenses and other liabilities	10,332	(822)
Accrued interest payable	427	(1,569)
Accrued interest payable to affiliates	1,089	1,705
Net cash provided by operating activities	94,780	103,270
Cash flows from investing activities:
Principal payments from corporate loans	1,123,526	719,594
Principal payments from securities available-for-sale	85,959	86,750
Principal payments from residential mortgage-backed securities, at estimated fair value	3,591	7,975
Proceeds from sale of corporate loans	312,881	690,267
Proceeds from sale of securities available-for-sale	93,501	193,440
Proceeds from equity investments	12,512	119,154
Proceeds from securities sold, not yet purchased	41,287	—
Purchases of corporate loans	(1,510,024)	(1,411,613)
Purchases of securities available-for-sale	(120,036)	(327,568)
Purchases of equity and other investments	(131,004)	(12,820)
Cover securities sold, not yet purchased	(39,320)	(78,727)
Net proceeds, purchases, and settlements of derivatives	(532)	14,154
Net change in reverse repurchase agreements	—	80,250
Net change in restricted cash and cash equivalents	(23,578)	105,719
Net cash (used in) provided by investing activities	(151,237)	186,575
Cash flows from financing activities:
Issuance of collateralized loan obligation secured debt	283,797	—
Retirement of collateralized loan obligation secured debt	(221,655)	(104,287)
Retirement of collateralized loan obligation junior secured notes to affiliates	(276)	(57,654)
Repayment of credit facilities	—	(175,000)
Proceeds from credit facilities	19,900	50,319
Proceeds from convertible senior notes	—	167,325
Repayment of convertible senior notes	—	(93,922)
Distributions on common shares	(55,219)	(26,921)
Issuance of common shares	1,297	—
Repurchase and cancellation of common shares	(1,297)	—
Other capitalized costs	(2,190)	(4,947)
Net cash provided by (used in) financing activities	24,357	(245,087)
Net (decrease) increase in cash and cash equivalents	(32,100)	44,758
Cash and cash equivalents at beginning of period	313,829	97,086
Cash and cash equivalents at end of period	$281,729	$141,844
Supplemental cash flow information:
Cash paid for interest	$73,565	$60,406
Net cash paid for income taxes	$725	$71
Non-cash investing and financing activities:
Deconsolidation of residential mortgage loans	$—	$2,034,772
Deconsolidation of residential mortgage-backed securities issued	$—	$(2,034,772)
Subordinate tranche of the residential mortgage loan securitization trusts included in residential mortgage-backed securities	$—	$74,366
Equity component of the convertible senior notes	$—	$9,973
Loans transferred from held for investment to held for sale	$688,636	$749,094
Loans transferred from held for sale to held for investment	$288,891	$80,008

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

These six CLOs, through which the Company finances the majority of its corporate debt investments, include $7.3 billion par amount, or $7.0 billion estimated fair value, of corporate debt investments as of June 30, 2011. The assets in each CLO can be used only to settle the related entities’ debt which in aggregate totaled $5.7 billion of secured debt outstanding held by unaffiliated third parties and $365.8 million of junior notes outstanding held by an affiliate of the Manager. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions. As such, these CLOs are considered non-recourse leverage to the Company.

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, at estimated fair value, residential mortgage backed securities (“RMBS”), at estimated fair value and certain financial instruments classified as derivatives.

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

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company will be required to “cover” its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale. Securities sold, not yet purchased are presented within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheet with gains and losses reported in net realized and unrealized gains and losses on investments on the condensed consolidated statement of operations.

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

Corporate Loans Held for Sale

From time to time the Company makes the determination to transfer certain of its corporate loans from held for investment to held for sale. The decision to transfer a loan to held for sale is generally as a result of the Company determining that the respective loan’s credit quality in relation to the loan’s expected risk-adjusted return no longer meets the Company’s investment objective and/or the Company deciding to reduce or eliminate its exposure to a particular loan for risk management purposes. Corporate loans held for sale are stated at lower of cost or estimated fair value and are assessed on an individual basis. Prior to transferring a loan to held for sale, any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to the yield by the interest method. The loan is transferred from held for investment to held for sale at the lower of its cost or estimated fair value and is carried at the lower of its cost or estimated fair value thereafter. Subsequent to transfer and while the loan is held for sale, recognition as an adjustment to yield by the interest method is discontinued for any difference between the carrying amount of the loan and its outstanding principal balance.  Interest income on corporate loans classified as held for sale is recognized through accrual of the stated coupon rate for the loans, unless the loans are placed on non-accrual status, at which point previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using either the cost-recovery method or on a cash-basis.

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

The Company must recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Penalties and interest related to uncertain tax positions are recorded as tax expense. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. If it is determined that recognition for an uncertain tax provision is necessary, the Company would record a liability for an unrecognized tax expense from an uncertain tax position taken or expected to be taken.

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

Recent Accounting Pronouncements

Receivables — Troubled Debt Restructurings

In April 2011, the Financial Accounting Standards Board (“FASB”) amended existing standards to provide additional guidance in evaluating whether a restructuring constitutes a troubled debt restructuring, including whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption; early adoption is permitted. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity shall disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired. The Company does not believe the adoption of this new guidance will have a material impact on its financial statements.

Fair Value Measurement

In May 2011, the FASB amended existing standards to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, including prohibiting the application of block discounts for all fair value measurements and providing an exception allowing a company to consider the sale or transfer of its net position for a particular risk exposure if certain criteria are met. Disclosure requirements include quantitative information about significant unobservable inputs used for Level 3 measurements, a description of the company’s valuation processes and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed. The guidance is effective during interim and annual periods beginning after December 15, 2011; early adoption is not permitted. The Company does not believe the adoption of this new guidance will have a material impact on its financial statements.

Comprehensive Income

In June 2011, the FASB amended existing standards to comprehensive income to require all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The guidance is effective during interim and annual periods beginning after December 15, 2011; early adoption is permitted. The Company does not believe the adoption of this new guidance will have a material financial impact on its financial statements.

Note 3. Earnings per Share

The following table presents a reconciliation of basic and diluted net income per common share for the three and six months ended June 30, 2011 and 2010 (amounts in thousands, except per share information), as well as the distributions declared per common share during the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Net income	$107,504	$81,028	$201,271	$210,523
Less: Dividends and undistributed earnings allocated to participating securities	274	692	903	1,798
Net income applicable to common shareholders	$107,230	$80,336	$200,368	$208,725

Basic:
Basic weighted average shares outstanding	177,674	156,997	177,376	156,997
Net income per share	$0.60	$0.51	$1.13	$1.33

Diluted:
Basic weighted average shares outstanding	177,674	156,997	177,376	156,997
Dilutive effect of restricted common shares and convertible senior notes	4,719	426	4,468	213
Diluted weighted average shares outstanding(1)	182,393	157,423	181,844	157,210
Net income per share	$0.59	$0.51	$1.10	$1.33

Distributions declared per common share	$0.16	$0.10	$0.31	$0.17

(1)           An immaterial conversion premium related to the convertible senior notes was included in the diluted earnings per share for the three and six months ended June 30, 2010. Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for both the three and six months ended June 30, 2011 and 2010.

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of June 30, 2011 and December 31, 2010, which are carried at estimated fair value (amounts in thousands):

	June 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$651,784	$167,841	$(3,571)	$816,054	$646,638	$192,496	$(3,614)	$835,520
Common and preferred stock	6,601	—	(138)	6,463	3,117	257	—	3,374
Total	$658,385	$167,841	$(3,709)	$822,517	$649,755	$192,753	$(3,614)	$838,894

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2011
Corporate debt securities	$75,968	$(3,350)	$22,129	$(221)	$98,097	$(3,571)
Common and preferred stock	6,463	(138)	—	—	6,463	(138)
Total	$82,431	$(3,488)	$22,129	$(221)	$104,560	$(3,709)
December 31, 2010
Corporate debt securities	$41,656	$(1,331)	$36,631	$(2,283)	$78,287	$(3,614)

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

During the three and six months ended June 30, 2011, the Company had no other-than-temporary impairment losses for corporate debt securities. During the three and six months ended June 30, 2010, the Company recognized losses totaling $0.1 million and $1.2 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired. The Company intended to sell these securities and as a result, the entire amount was recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

As of June 30, 2011, the Company had no corporate debt securities in default. As of December 31, 2010, the Company had corporate debt securities in default with an estimated fair value of $1.1 million from one issuer.

Corporate debt securities sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deteriorated credit quality. The following table shows the net realized gains on the sales of securities (amounts in thousands):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Gross realized gains	$29,533	$35,270	$36,941	$42,800
Gross realized losses	(405)	—	(477)	—
Net realized gains	$29,128	$35,270	$36,464	$42,800

The Company’s securities available-for-sale portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2011, approximately 55% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by First Data Corporation and NXP BV, which combined represented $170.3 million, or approximately 21% of the estimated fair value of the Company’s securities available-for-sale. As of December 31, 2010, approximately 60% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by NXP BV and First Data Corporation, which combined represented $208.6 million, or approximately 25% of the estimated fair of value of the Company’s securities available-for-sale.

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	As of June 30, 2011	As of December 31, 2010
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$752,091	$728,558
Total	$752,091	$728,558

Note 5. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011			December 31, 2010
	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans
Principal(1)	$6,287,091	$677,345	$6,964,436	$6,398,997	$481,152	$6,880,149
Net unamortized discount	(204,215)	(122,642)	(326,857)	(332,151)	(12,776)	(344,927)
Total amortized cost	6,082,876	554,703	6,637,579	6,066,846	468,376	6,535,222
Lower of cost or fair value adjustment	—	(15,433)	(15,433)	—	(4,748)	(4,748)
Allowance for loan losses	(188,874)	—	(188,874)	(209,030)	—	(209,030)
Net carrying value	$5,894,002	$539,270	$6,433,272	$5,857,816	$463,628	$6,321,444

(1)           Principal amount is net of charge-offs and other adjustments totaling $70.2 million and $58.2 million as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011 and December 31, 2010, the Company had an allowance for loan losses of $188.9 million and $209.0 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Allowance for loan losses:
Beginning balance	$198,582	$216,080	$209,030	$237,308
Provision for loan losses	—	—	11,661	—
Charge-offs	(9,708)	(5,862)	(31,817)	(27,090)
Ending balance	$188,874	$210,218	$188,874	$210,218

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011	December 31, 2010
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$188,874	$207,633
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	1,397
	$188,874	$209,030
Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$6,106,827	$6,065,596
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	25,007
	$6,106,827	$6,090,603

(1)           Recorded investment is defined as amortized cost plus accrued interest.

As of June 30, 2011, the allocated component of the allowance for loan losses totaled $21.2 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $67.4 million and an aggregate recorded investment of $56.5 million. As of December 31, 2010, the allocated component of the allowance for loan losses totaled $50.1 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $225.6 million and an aggregate recorded investment of $149.8 million.

The following table summarizes the Company’s recorded investment in impaired loans and the related allowance for credit losses for the six months ended June 30, 2011 and year ended December 31, 2010 (amounts in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011
With no related allowance recorded	$—	$—	$—	$5,406	$—
With an allowance recorded	56,545	67,432	21,166	82,185	1,039
Total	$56,545	$67,432	$21,166	$87,591	$1,039

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded	$16,219	$83,215	$—	$12,873	$2,853
With an allowance recorded	133,566	142,377	50,112	133,014	8,256
Total	$149,785	$225,592	$50,112	$145,887	$11,109

As of June 30, 2011 and December 31, 2010, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans are on non-accrual status, the Company’s non-accrual loans also include those held for sale that are measured at the lower of cost or fair value and are not reflected in the table above.

As of June 30, 2011, the Company had loans on non-accrual status with total recorded investment of $148.5 million, which included $56.5 million of impaired loans that were held for investment and $92.0 million of non-accrual loans held for sale. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were non-accrual was $1.7 million and $5.7 million for the three and six months ended June 30, 2011, respectively, which included $0.6 million for impaired loans that were held for investment and $1.1 million for non-accrual loans held for sale and $1.0 million for impaired loans that were held for investment and $4.7 million for non-accrual loans held for sale for the three and six months ended June 30, 2011, respectively. As of December 31, 2010, the Company had loans on non-accrual status with total recorded investment of $165.1 million, which included $149.8 million of impaired loans that were held for investment and $15.3 million of non-accrual loans held for sale. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $1.4 million and $7.0 million for the three and six months ended June 30, 2010, respectively.

The Company did not have any corporate loans past due at June 30, 2011 and 2010.

The unallocated component of the allowance for loan losses totaled $167.7 million and $158.9 million as of June 30, 2011 and December 31, 2010, respectively. As described in Note 2 to these condensed consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of June 30, 2011 and December 31, 2010 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment June 30, 2011	Recorded Investment December 31, 2010
High	Senior Secured Loan	$877,921	$945,435
	Second Lien Loan	312,138	389,981
		$1,190,059	$1,335,416
Moderate	Senior Secured Loan	$536,440	$494,433
	Second Lien Loan	900	38,448
	Subordinated	20,403	4,431
		$557,743	$537,312
Low	Senior Secured Loan	$4,114,336	$3,829,458
	Second Lien Loan	83,682	137,182
	Subordinated	104,462	101,450
		$4,302,480	$4,068,090
	Total Unallocated	$6,050,282	$5,940,818
	Total Allocated	56,545	149,785
	Total Loans Held for Investment	$6,106,827	$6,090,603

During the three and six months ended June 30, 2011, the Company transferred $105.8 million and $688.6 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and six months ended June 30, 2010, the Company transferred $558.8 million and $749.1 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. Also, during the three and six months ended June 30, 2011, the Company transferred $191.0 million and $288.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Also, during the three and six months ended June 30, 2010, the Company transferred nil and $80.0 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present.

During the three and six months ended June 30, 2011, the Company recorded charge-offs totaling $9.7 million and $31.8 million, respectively, comprised primarily of loans transferred to loans held for sale. During the three and six months ended June 30, 2010, the Company recorded charge-offs totaling $5.9 million and $27.1 million, respectively, comprised primarily of loans transferred to loans held for sale. As of June 30, 2011, the Company had $539.3 million of loans held for sale, an increase of $75.6 million from December 31, 2010 due to additional loans the Company determined it had the intention of selling. The Company recorded a $13.9 million and $12.4 million net charge to earnings during the three and six months ended June 30, 2011, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $539.3 million as of June 30, 2011. The Company recorded a $33.8 million and $30.1 million net charge to earnings during the three and six months ended June 30, 2010, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale.

As of June 30, 2011, the Company had no corporate loans in default. As of December 31, 2010, the Company held corporate loans that were in default with a total amortized cost of $18.6 million from one issuer. The majority of corporate loans in default during 2010 were included in the loans for which the allocated component of the Company’s allowance for losses was related to, or for which the Company determined were loans held for sale as of December 31, 2010.

The Company did not modify any loans that qualified as troubled debt restructurings during the three and six months ended June 30, 2011 and 2010. The Company did modify $661.0 million and $1.2 billion amortized cost of corporate loans during the three and six months ended June 30, 2011, respectively. The Company also modified $195.5 million and $263.5 million amortized cost of corporate loans during the three and six months ended June 30, 2010, respectively. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2011, approximately 49% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $1.0 billion, or approximately 15% of the aggregated amortized cost basis of the Company’s corporate loans. As of December 31, 2010, approximately 51% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Texas Competitive Electric Holdings Company LLC, Modular Space Corporation, and U.S. Foodservice, which combined represented $1.1 billion, or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans.

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans held for sale and corporate loans pledged as collateral as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	As of June 30, 2011	As of December 31, 2010
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$6,324,203	$6,152,924
Total	$6,324,203	$6,152,924

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

Note 7. Borrowings

Certain information with respect to the Company’s borrowings as of June 30, 2011 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$833,518	0.60%	2,127	$860,832
CLO 2005-2 senior secured notes	801,733	0.57	2,341	938,819
CLO 2006-1 senior secured notes	683,265	0.62	2,613	874,278
CLO 2007-1 senior secured notes	2,075,040	0.81	3,607	2,533,311
CLO 2007-1 junior secured notes(2)	61,491	—	3,607	75,071
CLO 2007-A senior secured notes	943,457	1.20	2,299	996,301
CLO 2007-A junior secured notes(3)	10,821	—	2,299	11,427
CLO 2011-1 senior debt	283,797	1.64	2,468	310,976
Total collateralized loan obligation secured debt	5,693,122			6,601,015
CLO 2007-1 junior secured notes to affiliates(4)	300,396	—	3,607	364,747
CLO 2007-A junior secured notes to affiliates(5)	65,452	—	2,299	69,118
Total collateralized loan obligation junior secured notes to affiliates	365,848			433,865
Senior secured credit facility	—	3.50	1,038	—
Asset-based borrowing facility(6)	38,300	2.56	1,589	88,691
Total credit facilities	38,300			88,691
7.0% Convertible senior notes	180,577	7.00	381	—
7.5% Convertible senior notes	164,142	7.50	2,026	—
Junior subordinated notes	283,517	5.41	9,262	—
Total borrowings	$6,725,506			$7,123,571

(1)           Collateral for borrowings consists of corporate loans, securities available-for-sale and equity investments, at estimated fair value.

(2)           CLO 2007-1 junior secured notes consist of $55.7 million of mezzanine notes with a weighted average borrowing rate of 3.5% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)           CLO 2007-A junior secured notes consist of $6.2 million of mezzanine notes with a weighted average borrowing rate of 7.0% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(4)          CLO 2007-1 junior secured notes to affiliates consist of $170.1 million of mezzanine notes with a weighted average borrowing rate of 5.1% and $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)           CLO 2007-A junior secured notes to affiliates consist of $55.0 million of mezzanine notes with a weighted average borrowing rate of 6.4% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)           Collateral for borrowings consists of oil and gas assets purchased for an aggregate purchase price of approximately $88.2 million, whereby no impairment was deemed to exist. These oil and gas assets are included in other assets in the condensed consolidated balance sheets at carrying amount.

Certain information with respect to the Company’s borrowings as of December 31, 2010 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$833,220	0.61%	2,308	$898,017
CLO 2005-2 senior secured notes	801,323	0.60	2,522	887,573
CLO 2006-1 senior secured notes	683,265	0.66	2,794	845,342
CLO 2007-1 senior secured notes	2,075,040	0.84	3,788	2,452,442
CLO 2007-1 junior secured notes(2)	61,504	—	3,788	72,689
CLO 2007-A senior secured notes	1,165,099	1.18	2,480	1,218,688
CLO 2007-A junior secured notes(3)	10,821	—	2,480	11,318
Total collateralized loan obligation secured debt	5,630,272			6,386,069
CLO 2007-1 junior secured notes to affiliates(4)	300,672	—	3,788	353,430
CLO 2007-A junior secured notes to affiliates(5)	65,452	—	2,480	68,462
Total collateralized loan obligation junior secured notes to affiliates	366,124			421,892
Senior secured credit facility	—	3.51	1,219	—
Asset-based borrowing facility(6)	18,400	2.76	1,770	32,760
Total credit facilities	18,400			32,760
7.0% Convertible senior notes	180,577	7.00	562	—
7.5% Convertible senior notes	163,565	7.50	2,207	—
Junior subordinated notes	283,517	5.42	9,443	—
Total borrowings	$6,642,455			$6,840,721

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

(6)           Collateral for borrowings consists of oil and gas assets purchased during the fourth quarter of 2010 for an aggregate purchase price of approximately $32.8 million, whereby no impairment was deemed to exist. These oil and gas assets are included in other assets in the condensed consolidated balance sheets.

CLO Debt

On March 31, 2011, the Company closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, the Company entered into a senior loan agreement (the “CLO 2011-1 Agreement”) through which CLO 2011-1 is able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. The CLO 2011-1 senior loan matures on April 2, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month London interbank offered rate (“LIBOR”) plus 1.35%.  As of June 30, 2011, the Company had $283.8 million of borrowings outstanding under the CLO 2011-1 Agreement.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and as a result, principal proceeds from holdings in CLO 2007-A are generally used to amortize the outstanding balance of senior notes outstanding. During the three and six months ended June 30, 2011, $111.2 million and $221.6 million of original CLO 2007-A senior notes were repaid. CLO 2005-1 ended its reinvestment period during April 2011 and CLO 2005-2 ended its reinvestment period during May 2011. CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction.

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

As of June 30, 2011, the Company had no borrowings outstanding under the 2014 Facility.

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

On May 13, 2011, the Company entered into an amendment to the 2015 Natural Resources Facility, increasing the commitment from $49.7 million to $81.1 million.

As of June 30, 2011, the Company had $38.3 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, the Company had a letter of credit outstanding totaling $1.0 million.

As of June 30, 2011, the Company believes it was in compliance with the covenant requirements for both credit facilities.

Convertible Debt

On January 15, 2010, the Company issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”). The 7.5% Notes bear interest at a rate of 7.5% per annum on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company’s right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of June 30, 2011, the conversation rate for each $1,000 principal amount of 7.5% Notes was 128.2549 common shares.

In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company’s condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010. The remaining liability component of $164.1 million and $163.6 million as of June 30, 2011 and December 31, 2010, respectively, which is included within convertible senior notes on the Company’s condensed consolidated balance sheet as of June 30, 2011 and December 31, 2010, is comprised of the principal $172.5 million less the unamortized debt discount of $8.4 million and $8.9 million, respectively. The total debt discount amortization recognized for the three and six months ended June 30, 2011 was $0.3 million and $0.6 million, respectively. The total debt discount amortization recognized for the three and six months ended June 30, 2010 was $0.3 million and $0.5 million, respectively. The debt discount will continue to be amortized at the effective interest rate of 8.6%. For the three and six months ended June 30, 2011, the total interest expense recognized on the 7.5% Notes was $3.3 million and $6.5 million, respectively. For the three and six months ended June 30, 2010, the total interest expense recognized on the 7.5% Notes was $3.3 million and $6.0 million, respectively.

During the first quarter of 2010, the Company repurchased $95.2 million par amount of its 7.0% convertible senior notes due July 15, 2012 (the “7.0% Notes”). These transactions resulted in the Company recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during 2010. The 7.0% Notes are convertible into the Company’s common shares at a conversion price of $31.00. This conversion rate for each $1,000 principal amount of 7.0% Notes is 32.2581 of the Company’s common shares.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	As of June 30, 2011		As of December 31, 2010
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$483,333	$(60,174)	$483,333	$(58,365)
Free-Standing Derivatives:
Commodity swaps	—	(116)	—	(226)
Credit default swaps—protection sold	23,500	597	13,500	492
Total rate of return swaps	—	163	—	104
Foreign exchange forward contracts	(231,582)	(27,784)	(154,405)	(17,296)
Foreign exchange options	130,207	18,952	130,207	14,791
Common stock warrants	—	6,341	—	3,453
Total	$405,458	$(62,021)	$472,635	$(57,047)

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

The following table shows the net losses recognized in other comprehensive income related to derivatives in cash flow hedging relationships for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Losses recognized in other comprehensive income on cash flow hedges	$(10,019)	$(21,931)	$(1,827)	$(26,823)

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

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three and six months ended June 30, 2011 and 2010, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

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

As of June 30, 2011 and December 31, 2010, the Company had sold protection with a notional amount of $23.5 million and $13.5 million, respectively. The Company sells protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives.

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

The Company entered into commodity derivative contracts, consisting of oil and natural gas receive-fixed, pay-floating swaps for certain years through 2015. For the three and six months ended June 30, 2011, the Company had an immaterial amount of oil and natural gas derivatives settlements. The oil and natural gas derivatives are settled monthly.

Note 9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (amounts in thousands):

	As of June 30, 2011	As of December 31, 2010
Net unrealized gains on available-for-sale securities	$164,131	$189,139
Net unrealized losses on cash flow hedges	(57,370)	(55,543)
Accumulated other comprehensive income	$106,761	$133,596

The components of changes in other comprehensive income were as follows (amounts in thousands):

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Unrealized losses on securities available-for-sale:
Unrealized (losses) gains arising during period	$(9,151)	$(40,218)	$11,089	$(10,111)
Reclassification adjustments for gains realized in net income(1)	(28,761)	(38,848)	(36,097)	(46,378)
Unrealized losses on securities available-for-sale	(37,912)	(79,066)	(25,008)	(56,489)
Unrealized losses on cash flow hedges	(10,019)	(21,931)	(1,827)	(26,823)
Other comprehensive loss	$(47,931)	$(100,997)	$(26,835)	$(83,312)

(1)                                  Excludes an impairment charge of $0.1 million and $1.2 million for investments which were determined to be other-than-temporary for the three and six months ended June 30, 2010, respectively.

Note 10. Commitments & Contingencies

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of June 30, 2011 and December 31, 2010, the Company had committed to purchase corporate loans with aggregate commitments totaling $184.4 million and $90.9 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of June 30, 2011 and December 31, 2010, the Company had unfunded financing commitments for corporate loans totaling $5.9 million and $31.6 million, respectively. In addition, as of June 30, 2011 and December 31, 2010, the Company had unfunded financing commitments for private equity investments totaling $27.7 million and $13.1 million, respectively. The Company did not have any material losses as of June 30, 2011, nor does it expect material losses related to those corporate loans and private equity investments for which it committed to purchase and fund.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of June 30, 2011, the 2007 Share Incentive Plan authorizes a total of 8,589,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On January 21, 2011, the Compensation Committee of the board of directors granted the Manager 240,845 restricted common shares subject to graded vesting over four years with the final vesting date of March 1, 2015.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2011	1,097,000	212,604	1,309,604
Issued	240,845	—	240,845
Vested	(1,097,000)	—	(1,097,000)
Forfeited	—	—	—
Unvested shares as of June 30, 2011	240,845	212,604	453,449

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $9.81 and $7.46 per share at June 30, 2011 and 2010, respectively. There were $2.4 million and $2.2 million of total unrecognized compensation costs related to unvested restricted common shares granted as of June 30, 2011 and 2010, respectively. These costs are expected to be recognized over the next four years.

As of June 30, 2011 and 2010, 1,932,279 common share options were exercisable. As of June 30, 2011, the common share options were fully vested and expire in August 2014. The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2011	1,932,279	$20.00

For the three and six months ended June 30, 2011 and 2010, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Restricted shares granted to Manager	$307	$102	$1,941	$2,494
Restricted shares granted to certain directors	203	210	402	712
Total share-based compensation expense	$510	$312	$2,343	$3,206

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

Base Management Fees and Manager Share-Based Compensation

For the three and six months ended June 30, 2011, the Company incurred $6.6 million and $12.8 million, respectively, in base management fees. As of June 30, 2011, the Company had $2.2 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.3 million and $1.9 million for the three and six months ended June 30, 2011, respectively (see Note 11). For the three and six months ended June 30, 2010, the Company incurred $4.6 million and $8.8 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.1 million and $2.5 million, respectively, for the three and six months ended June 30, 2010 (see Note 11).

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

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended June 30, 2011 and 2010 and $4.4 million during each of the six months ended June 30, 2011 and 2010.

Incentive Fees

During the three and six months ended June 30, 2011, the Manager earned $16.1 million and $28.2 million, respectively, of incentive fees. As of June 30, 2011, the Company had $16.1 million incentive fee payable to the Manager. During the three and six months ended June 30, 2010, the Manager earned $8.4 million and $20.9 million, respectively, of incentive fees. Of this amount, the Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by the Company as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A during the quarter ended March 31, 2010. Incentive fees are included in related party management compensation on the Company’s condensed consolidated statement of operations.

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

During the three and six months ended June 30, 2011, the collateral manager waived management fees for all CLOs, except for CLO 2005-1, totaling $8.4 million and $17.2 million, respectively. During the three and six months ended June 30, 2010, the collateral manager waived management fees for all CLOs, except for CLO 2005-1, totaling $8.7 million and $13.2 million, respectively. For the three and six months ended June 30, 2011, the Company recorded an expense for CLO management fees totaling $1.3 million and $2.6 million, respectively. For the three and six months ended June 30, 2010, the Company recorded an expense for CLO management fees of $1.3 million and $2.8 million, respectively.

Reimbursable General and Administrative Expenses

Beginning January 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO management fees received by the Manager. For the three and six months ended June 30, 2010, the Manager permanently waived reimbursement of allocable general and administrative expenses totaling $1.1 million and $2.4 million, respectively. Due to the reinstatement of waived CLO management fees beginning in 2009, effective June 2010, all incremental CLO management fees received by the Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the three and six months ended June 30, 2011, there were no reimbursable general and administrative expenses waived by the Manager; rather, the Company incurred reimbursable general and administrative expenses to its Manager of $1.6 million and $3.3 million, respectively, as compared to $0.9 million for both of the three and six months ended June 30, 2010.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of June 30, 2011, the aggregate par amount of these affiliated investments totaled $2.5 billion, or approximately 31% of the total investment portfolio, and consisted of 27 issuers. The total $2.5 billion in affiliated investments was comprised of $2.2 billion of corporate loans, $239.0 million of corporate debt securities available-for-sale and $42.1 million of equity investments, at estimated fair value. As of December 31, 2010, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 30% of the total investment portfolio, and consisted of 27 issuers. The total $2.4 billion in affiliated investments was comprised of $2.1 billion of corporate loans, $314.2 million of corporate debt securities available-for-sale and $25.6 million of equity investments, at estimated fair value.

Note 13. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The fair value of certain instruments including securities available-for-sale, corporate loans and derivatives is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest receivable, and interest payable approximates cost due to the short-term nature of these instruments.

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$877,208	$877,208	$885,254	$885,254
Securities available-for-sale	822,517	822,517	838,894	838,894
Corporate loans, net of allowance for loan losses of $188,874 and $209,030 as of June 30, 2011 and December 31, 2010 respectively	5,894,002	6,019,196	5,857,816	6,060,530
Corporate loans held for sale	539,270	641,504	463,628	473,681
Residential mortgage-backed securities	88,538	88,538	93,929	93,929
Equity investments, at estimated fair value	165,380	165,380	99,955	99,955
Interest and principal receivable	56,423	56,423	57,414	57,414
Derivative assets	27,335	27,335	19,519	19,519
Private equity investments, at cost(1)	3,672	4,332	4,800	5,051
Financial Liabilities:
Collateralized loan obligation secured debt	$5,693,122	$5,441,449	$5,630,272	$5,176,052
Collateralized loan obligation junior secured notes to affiliates	365,848	311,319	366,124	254,522
Credit facilities	38,300	38,300	18,400	18,400
Convertible senior notes	344,719	434,024	344,142	425,564
Junior subordinated notes	283,517	265,797	283,517	264,025
Accounts payable, accrued expenses and other liabilities	46,954	46,954	14,193	14,193
Accrued interest payable	23,273	23,273	22,846	22,846
Accrued interest payable to affiliates	7,405	7,405	6,316	6,316
Related party payable	19,881	19,881	12,988	12,988
Securities sold, not yet purchased	1,598	1,598	—	—
Derivative liabilities	89,356	89,356	76,566	76,566

(1)                                  During the three and six months ended June 30, 2011, the Company recognized a loss totaling $0.1 million and $1.1 million, respectively for private equity investments, at cost, that it determined to be other-than-temporarily impaired based on the estimated fair value using unobservable inputs. Private equity investments, at cost are included in other assets on the condensed consolidated balance sheets.

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Assets:
Securities available-for-sale	$6,463	$722,979	$93,075	$822,517
Residential mortgage-backed securities	—	—	88,538	88,538
Equity investments, at estimated fair value	1,792	6,904	156,684	165,380
Credit default swaps—protection sold	—	597	—	597
Total rate of return swaps	—	—	163	163
Foreign exchange options, net	—	—	18,952	18,952
Common stock warrants	1,942	—	4,399	6,341
Other assets	—	—	1,119	1,119
Total	$10,197	$730,480	$362,930	$1,103,607
Liabilities:
Securities sold, not yet purchased	$(1,598)	$—	$—	$(1,598)
Cash flow interest rate swaps, net	—	(60,174)	—	(60,174)
Foreign exchange forward contracts, net	—	(27,784)	—	(27,784)
Commodities swaps, net	—	(116)	—	(116)
Total	$(1,598)	$(88,074)	$—	$(89,672)

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2011
Loans held for sale(1)	$—	$200,134	$12,007	$212,141
Private equity investments(2)	—	—	672	672
Total	$—	$200,134	$12,679	$212,813

(1)                                  As of June 30, 2011, total loans held for sale had a carrying value of $539.3 million of which $212.1 million was carried at estimated fair value and the remaining $327.2 million carried at amortized cost. Of the $212.1 million carried at estimated fair value, $200.1 million was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $12.0 million was classified as Level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

(2)                                  Represents a private equity investment accounted for under the cost method that was classified as Level 3 when the asset was impaired and measured at estimated fair value using unobservable inputs.

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2011 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Other Assets
Beginning balance as of April 1, 2011	$106,432	$90,369	$136,541	$135	$4,171	$16,473	$750
Total gains or losses (realized and unrealized):
Included in earnings(1)	16	(141)	18,426	28	228	2,479	4
Included in other comprehensive income	(511)	—	—	—	—	—	—
Purchases	4,326	—	2,668	—	—	—	—
Sales	—	—	(286)	—	—	—	—
Settlements	(17,188)	(1,690)	(665)	—	—	—	365
Ending balance as of June 30, 2011	$93,075	$88,538	$156,684	$163	$4,399	$18,952	$1,119
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$7,805	$18,426	$—	$228	$2,479	$4

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

There were no transfers in to or out of Level 3.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the six months ended June 30, 2011 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Other Assets
Beginning balance as of January 1, 2011	$83,097	$93,929	$84,932	$104	$3,453	$14,791	$—
Total gains or losses (realized and unrealized):
Included in earnings(1)	255	(1,801)	42,888	59	946	4,161	4
Included in other comprehensive income	2,939	—	—	—	—	—	—
Transfers in to Level 3(2)	12,986	—	—	—	—	—	—
Purchases	6,142	—	20,092	—	—	—	—
Sales	(1,665)	—	(286)	—	—	—	—
Settlements	(10,679)	(3,590)	9,058	—	—	—	1,115
Ending balance as of June 30, 2011	$93,075	$88,538	$156,684	$163	$4,399	$18,952	$1,119
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$11,683	$42,888	$—	$946	$4,161	$4

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

There were no transfers in to or out of Level 3.

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

Note 14. Subsequent Events

On July 6, 2011, the Company entered into amendments to CLO 2011-1 whereby CLO 2011-1 can borrow up to an additional $150.0 million through the non-recourse loan secured by the assets held in CLO 2011-1. In addition, pursuant to the amendments, the Company purchased an additional $50.0 million of subordinated notes issued by CLO 2011-1, increasing the total available capital under CLO 2011-1 from $400.0 million to $600.0 million.  Concurrent with the amendment to increase the size of CLO 2011-1, the transaction was amended to reduce the par value ratio test from 133.33% to 120% and extend the maturity to August 15, 2018.

On July 28, 2011, the Company’s board of directors declared a cash distribution for the quarter ended June 30, 2011 on the Company’s common shares of $0.18 per share. The distribution is payable on August 25, 2011 to common shareholders of record as of the close of business on August 11, 2011.

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

Business Environment

Political uncertainty concerning European sovereign debt issues and congressional action to raise the U.S. debt ceiling, combined with regulatory compliance uncertainty and the challenges of implementing financial reform measures under the Dodd-

Frank Wall Street Reform and Consumer Protection Act, were contributors to the volatility witnessed during the first half of 2011. Nevertheless, during the second quarter of 2011, the high yield debt markets continued to experience overall price appreciation, albeit at a slower pace compared to the strong first quarter of 2011. The S&P/LSTA Loan index returned 0.2% for the second quarter of 2011 and 2.6% for the first half of 2011, while the Merrill Lynch High Yield Master II index returned 1.0% for the second quarter of 2011 and 4.9% for the first half of 2011. The overall increases in asset prices witnessed in both the leveraged loan and high yield markets benefited our existing corporate debt portfolio to a modest extent. In addition, our portfolio purchases made in the first half of 2011 reflected this price appreciation through higher estimated fair values. The combination of these two factors were significant drivers in the weighted average estimated fair value of our corporate loan portfolio increasing from 94.2% of par value as of December 31, 2010 to 94.7% of par value as of June 30, 2011, and the weighted average estimated fair value of our corporate debt securities portfolio increasing from 99.1% of par value as of December 31, 2010 to 100.6% of par value as of June 30, 2011.

In addition, book value per share increased $0.67 from $9.24 as of December 31, 2010 and $0.18 from $9.73 as of March 31, 2011 to $9.91 as of June 30, 2011. The increase in quarterly book value per share was primarily driven by our earnings for the quarter of $0.60 per common share, partially offset by a decrease in our accumulated other comprehensive income, a component of shareholders’ equity, of $0.27 per share outstanding primarily as a result of the reclassification adjustment for gains realized in net income from one available-for-sale security and declines in values of our interest rate swaps designated as cash flow hedges, and our quarterly distribution to shareholders of $0.16 per common share.

Interest rates in the U.S. remained low during the second quarter of 2011 with the three-month London interbank offered rate (“LIBOR”) at 0.25% as of June 30, 2011, compared to 0.53% as of June 30, 2010. Our portfolio is impacted by rates insomuch as the majority of our corporate loan portfolio and our CLO debt obligations are benchmarked to the three-month LIBOR. While low rates reduce the interest cost of our floating rate debt, we would be positively impacted by increasing interest rates as we have more floating rate asset exposure than debt exposure.

On March 31, 2011, we closed CLO 2011-1, which had total available capital totaling $400.0 million and as of June 30, 2011, approximately 95% of this capital had been deployed to purchasing corporate loans under CLO 2011-1. On July 6, 2011, we entered into amendments to CLO 2011-1 whereby CLO 2011-1 could borrow up to an additional $150.0 million through the non-recourse loan secured by the assets held in CLO 2011-1. In addition, pursuant to the amendments, we purchased an additional $50.0 million of subordinated notes from CLO 2011-1, increasing our total mezzanine and subordinated notes owned to $150.0 million and the total available capital under CLO 2011-1 from $400.0 million to $600.0 million. We also deployed capital during the second quarter of 2011 across our other strategies, including the acquisition of proved developed and proved undeveloped oil and gas properties in the Barnett Shale, located in Texas, for approximately $55.4 million.

Summary of Results

Our net income for the three and six months ended June 30, 2011 totaled $107.5 million (or $0.59 per diluted common share), and $201.3 million (or $1.10 per diluted common share), respectively, as compared to net income of $81.0 million (or $0.51 per diluted common share), and $210.5 million (or $1.33 per diluted common share), for the three and six months ended June 30, 2010, respectively. The increase in net income of $26.5 million from the three months ended June 30, 2010 compared to the same period in 2011 was primarily due to the $29.6 million increase in net realized and unrealized gain on investments. The decrease in net income of $9.3 million from the six months ended June 30, 2010 compared to the same period in 2011 was attributable to $23.4 million of additional non-investment expenses, slightly offset by a $14.7 million increase in other income. For the six months ended June 30, 2010, other income included a one-time net gain on restructuring and extinguishment of debt of $40.0 million primarily related to the purchase of notes issued by CLO 2007-A and CLO 2007-1. The components of these amounts for the three and six months ended June 30, 2011 and 2010 are detailed further below under “Results of Operations.”

Cash Distributions to Shareholders

On July 28, 2011, our board of directors declared a cash distribution for the quarter ended June 30, 2011 on our common shares of $0.18 per share. The distribution is payable on August 25, 2011 to common shareholders of record as of the close of business on August 11, 2011.

The amount and timing of distributions to our common shareholders, including quarterly distributions or any special distributions, is determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions under borrowing agreements, the amount of ordinary taxable income or loss earned by us and gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we will generally determine gains or losses based upon the price we paid for those assets. However, because of the tax rules applicable to partnerships, the gains or losses recognized by a shareholder on the sale of assets held by us may be higher or lower depending upon the purchase price the shareholder paid for our shares. See “Partnership Tax Matters—Non-Cash ‘Phantom’ Taxable Income” for further discussion about taxable income allocable to holders of our common shares.

Consolidation

CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2011-1 are all variable interest entities (“VIEs”) that we consolidate as we have determined we have the power to direct the activities that most significantly impact these entities’ economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

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

•                  Natural resources: Our natural resources strategy consists of deploying capital to oil and gas opportunities by acquiring working interests in conventional and unconventional producing properties, acquiring royalty interests in both producing properties and unconventional resource developments (i.e. emerging shale plays) and deploying capital to private equity opportunities focused on the oil and gas sector.

•              Private equity: Our private equity strategy consists of deploying capital to private equity opportunities primarily on a side-by-side basis with KKR’s private equity funds.

As of June 30, 2011, our consolidated portfolio composition including the assets listed above, totaled $8.4 billion par amount and $7.9 billion estimated fair value.

The majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the economic interests in the transaction through the subordinated notes in the transaction. As of June 30, 2011, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $7.3 billion par amount or $7.0 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consists of the following as of June 30, 2011:

•                  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.6 billion, estimated fair value of $6.3 billion, and estimated yield-to-maturity of 8.1%. Corporate loans held through our CLO transactions have a weighted average coupon of 4.3%, of which 99.9% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 3.6%. The remaining 0.1% are fixed rate with a weighted average coupon of 11.5%.

•                  Corporate debt securities: Corporate debt securities consists of high yield bonds held through our CLOs with an aggregate par amount of $746.1 million, estimated fair value of $752.1 million, and estimated yield-to-maturity of 9.6%. Corporate debt securities held through our CLO transactions have a weighted average coupon of 8.3%, of which 77.0% of the corporate debt securities are fixed rate with a weighted average coupon of 9.5%. The remaining 23.0% are floating rate with a weighted average coupon spread to LIBOR of 3.8%.

Weighted average coupon and coupon spreads are calculated based on par values, while the estimated yield-to-maturity is calculated based on the estimated fair value, and assumes that the asset will be held until maturity with all coupon and principal payments made on schedule. Fixed and floating percentages are based on par values.

In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of June 30, 2011, the contractual notional balance of these amortizing interest rate swaps was $383.3 million.

These Cash Flow CLOs had aggregate secured debt outstanding totaling $5.7 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $365.8 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. As we hold the majority or all of the subordinated notes in each of the Cash Flow CLOs, we consolidate all of the Cash Flow CLOs and reflect all income and losses related to the assets in these Cash Flow CLOs on our condensed consolidated statement of operations even though a minority interest in two of our CLO transactions is not held by us.

The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager, an affiliate of our Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and as a result, principal proceeds from holdings in CLO 2007-A are generally used to amortize the outstanding balance of senior notes outstanding. During the three and six months ended June 30, 2011, $111.2 million and $221.6 million of original CLO 2007-A senior notes were repaid. CLO 2005-1 ended its reinvestment period during April 2011 and CLO 2005-2 ended its reinvestment period during May 2011. Finally, CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indenture, we have the ability to call in a CLO transaction by redeeming the notes and reinvesting the proceeds into a new CLO.

On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of June 30, 2011:

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

•                  Corporate loans: Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans are comprised of loans eligible to be included in future CLO transactions with an aggregate par value of $70.0 million, estimated fair value of $67.5 million, and estimated yield-to-maturity of 7.8%. Corporate loans held for future CLO transactions have a weighted average coupon of 4.6%, with all of the corporate loans being floating rate with a weighted average coupon spread to LIBOR of 3.6%. In addition, these corporate loans include loans that are not being held for future CLO transactions with an aggregate par value of $291.8 million, estimated fair value of $232.1 million and estimated yield-to-maturity of 15.2%. These loans have a weighted average coupon of 6.3%, with all of the corporate loans being floating rate with a weighted average coupon spread to LIBOR of 5.2%. In addition, we hold equity from one issuer with an estimated fair value of $29.6 million, which was restructured from a debt instrument to equity.

•                  Corporate debt securities: Our corporate debt securities consists of high yield bonds. These corporate debt securities are comprised of debt securities eligible to be included in future CLO transactions with an aggregate par value of $4.1 million, estimated fair value of $4.3 million, and estimated yield-to-maturity of 7.6%. These debt securities are fixed rate with a weighted average coupon of 8.4%. In addition, these corporate debt securities include debt securities that are not being held for future CLO transactions with an aggregate par value of $17.9 million, estimated fair value of $17.8 million and estimated yield-to-maturity of 12.0%. These debt securities are fixed rate with a weighted average coupon of 11.1%.

•                  Mezzanine: Our mezzanine holdings consist of (i) $48.4 million par amount of debt with an estimated fair value of $49.5 million and (ii) $12.8 million cost basis of equity with an estimated fair value of $16.9 million. The $48.4 million par amount of mezzanine debt has a weighted average coupon of 13.7% and a weighted average yield to maturity of 14.5%.

•                  Special situations: Our special situations holdings consist of (i) $106.5 million par amount of debt with an $84.6 million cost basis and estimated fair value of $87.2 million, (ii) $29.4 million cost basis of equity with an estimated fair value of $29.2 million, and (iii) $3.6 million cost basis of other investments with an estimated fair value of $2.9 million. The $106.5 million par amount of debt has a weighted average coupon of 8.6%.

•                  Natural resources: Our natural resources holdings consist of (i)  private equity focused on the oil and gas sector with an aggregate cost basis of $29.6 million and an estimated fair value of $63.1 million, (ii) oil and gas working interests in proved developed and proved undeveloped properties in Texas with a carrying amount of $88.7 million, partially financed with $38.3 million borrowed under a non-recourse, asset-based credit facility and, (iii) overriding royalty interests with a carrying amount of $53.9 million.

•                  Private equity: Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $38.8 million with an estimated fair value of $28.0 million.

•                  Residential mortgage backed securities (“RMBS”): Our RMBS have an aggregate par amount of $207.9 million with an estimated fair value of $88.5 million.

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, at estimated fair value, RMBS and certain financial instruments classified as derivatives.

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

Share-Based Compensation

We account for share-based compensation issued to members of our board of directors and our Manager using the fair value based methodology in accordance with GAAP. We do not have any employees, although we believe that members of our board of directors are deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We record as compensation costs the restricted common shares that we issue to members of our board of directors at estimated fair value as of the grant date and we amortize the cost into expense over the three-year vesting period using the straight-line method. We record compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasure the amount on subsequent reporting dates to the extent the awards have not vested. Unvested restricted common shares are valued using observable secondary market prices. Unvested common share options are valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortize compensation expense related to the restricted common shares and common share options that we granted to our Manager using the graded vesting attribution method.

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended June 30, 2011, share-based compensation totaled $0.5 million. As of June 30, 2011, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.2 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of June 30, 2011, the common share options were fully vested and expire in August 2014. As of June 30, 2011, future unamortized share-based compensation totaled $2.4 million, of which the following will be recognized: $0.8 million in 2011, $1.0 million in 2012 and $0.6 million in 2013 through 2015.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of June 30, 2011, the estimated fair value of our net derivative liabilities totaled $62.0 million.

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

This process involves a considerable amount of judgment by our management. As of June 30, 2011, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $3.7 million, which if not recovered may result in the recognition of future losses. During the three months ended June 30, 2011, there were no charges recorded for impairments of securities that we determined to be other-than-temporary.

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

The unallocated component of our allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive quarterly review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer’s capital structure. The seniority classifications assigned to loans are senior secured, second lien and subordinate. Senior secured consists of loans that are the most senior debt in an issuer’s capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured loans often have a first lien on some or all of the issuer’s assets. Second lien consists of loans that are secured by a second lien interest on some or all of the issuer’s assets; however, the loan is subordinate to the first lien debt in the issuer’s capital structure. Subordinate consists of loans that are generally unsecured and subordinate to other debt in the issuer’s capital structure.

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

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of June 30, 2011, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations.

As of June 30, 2011, our allowance for loan losses totaled $188.9 million.

Recent Accounting Pronouncements

Receivables — Troubled Debt Restructurings

In April 2011, the Financial Accounting Standards Board (“FASB”) amended existing standards to provide additional guidance in evaluating whether a restructuring constitutes a troubled debt restructuring, including whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties. The guidance is effective for the first interim or annual reporting period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption; early adoption is permitted. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity shall disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired. We do not believe the adoption of this new guidance will have a material impact on our financial statements.

Fair Value Measurement

In May 2011, the FASB amended existing standards to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, including prohibiting the application of block discounts for all fair value measurements and providing an exception allowing a company to consider the sale or transfer of its net position for a particular risk exposure if certain criteria are met. Disclosure requirements include quantitative information about significant unobservable inputs used for Level 3 measurements, a description of the company’s valuation processes and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed. The guidance is effective during interim and annual periods beginning after December 15, 2011; early adoption is not permitted. We do not believe the adoption of this new guidance will have a material impact on our financial statements.

Comprehensive Income

In June 2011, the FASB amended existing standards to comprehensive income to require all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The guidance is effective during interim and annual periods beginning after December 15, 2011; early adoption is permitted. We do not believe the adoption of this new guidance will have a material impact on our financial statements.

Results of Operations

Summary

The following discussion presents an analysis of our results of operations on a comparative basis for the three and six months ended June 30, 2011 and 2010. Our results of operations may be materially affected by market fluctuations and current economic events, particularly in the fixed income and equity markets. A summary of key financial results are as follows (amounts in thousands, except per share information):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Net investment income	$88,723	$76,775	$168,175	$160,084
Total other income	62,578	23,196	109,014	94,303
Total non-investment expenses	36,373	18,922	67,177	43,827
Income before income tax expense	114,928	81,049	210,012	210,560
Income tax expense	7,424	21	8,741	37
Net income	$107,504	$81,028	$201,271	$210,523

Net income per share—diluted	$0.59	$0.51	$1.10	$1.33

Net Investment Income

The following table presents the components of our net investment income for the three and six months ended June 30, 2011 and 2010:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Investment Income:
Corporate loans and securities interest income	$92,509	$89,797	$189,635	$176,616
Residential mortgage-backed securities interest income	3,927	5,998	7,959	13,651
Other investment income	6,628	46	9,574	113
Dividend income	4,486	1,918	4,669	1,944
Net discount accretion	28,293	24,607	59,336	49,392
Total investment income	135,843	122,366	271,173	241,716
Interest Expense:
Collateralized loan obligation secured debt	15,465	15,199	30,202	27,781
Credit facilities	742	8,398	1,452	11,671
Convertible senior notes	7,002	6,973	13,992	14,227
Junior subordinated notes	3,872	3,879	7,740	7,768
Interest rate swaps	5,681	4,376	11,342	8,708
Other interest expense	216	26	371	196
Total interest expense	32,978	38,851	65,099	70,351
Interest expense to affiliates	14,142	6,740	26,238	11,281
Provision for loan losses	—	—	11,661	—
Net investment income	$88,723	$76,775	$168,175	$160,084

As presented in the table above, net investment income increased $11.9 million and $8.1 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. Total investment income, consisting primarily of interest income, other investment income and discount accretion from our investment portfolio, totaled $135.8 million and $271.2 million for the three and six months ended June 30, 2011, respectively, and $122.4 million and $241.7 million for the three and six months ended June 30, 2010, respectively. The increase in total investment income from the three months ended June 30, 2010 to 2011 was primarily attributable to other investment income increasing $6.6 million and net discount accretion increasing $3.7 million. Other investment income of $6.6 million for the three months ended June 30, 2011 was primarily related to revenue earned on our working and royalty interests in oil and gas properties. As we began acquiring working and royalty interests during the fourth quarter of 2010, no such revenue was earned or recorded in prior year periods. Furthermore, net discount accretion increased primarily due to principal prepayments on our corporate debt portfolio, which resulted in an additional $2.8 million of accelerated discount accretion during the three months ended June 30, 2011, compared to the same period in 2010.

The increase in total investment income from the six months ended June 30, 2010 to 2011 was primarily attributable to corporate loans and securities interest income increasing $13.0 million, other investment income increasing $9.5 million and net discount accretion increasing $9.9 million. The increase in corporate loans and securities income of $13.0 million, or 7%, for the six months ended June 30, 2011 as compared to June 30, 2010 is primarily attributable to an increase in the weighted average coupon of our corporate debt portfolio from 4.4% for the six months ended June 30, 2010 to 4.9% for the six months ended June 30, 2011, calculated based on the average par balances for the respective periods. The increase in the weighted average coupon of our corporate debt portfolio is due to an increase in the percentage of our corporate debt portfolio with LIBOR floors from 16.1% as of June 30, 2010 to 26.2% as of June 30, 2011 and the acquisition of holdings during the six months ended June 30, 2011 with comparatively higher rates. The increase in other investment income of $9.5 million from $0.1 million for the six months ended June 30, 2010 to $9.6 million for the six months ended June 30, 2011 is primarily attributable to revenue earned on our working and royalty interests in oil and gas properties. As we began acquiring working and royalty interests in oil and gas properties during the fourth quarter of 2010, no such revenue was earned or recorded in prior year periods. Furthermore, net discount accretion increased primarily due to principal prepayments on our corporate debt portfolio which resulted in an additional $6.1 million of accelerated discount accretion during the six months ended June 30, 2011, compared to the same period in 2010.  The increase in total investment income was slightly offset by an increase in interest expense to affiliates of $15.0 million from the six months ended June 30, 2010 to 2011 due to all Cash Flow CLOs passing certain compliance tests in 2011 and thereby, resuming payments to mezzanine and subordinate note holders, including an affiliate of our Manager. In addition, a provision for loan losses totaling $11.7 million was recorded in the first half of 2011, compared to nil in the first half of 2010.

Other Income

The following table presents the components of other income for the three and six months ended June 30, 2011 and 2010:

Comparative Other Income Components

(Amounts in thousands)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swaps	$—	$5,190	$—	$4,832
Commodity swaps	407	—	123	—
Credit default swaps	(446)	237	(329)	1,255
Total rate of return swaps	28	(40)	59	1,703
Common stock warrants	296	(72)	1,014	51
Foreign exchange(1)	1,050	(11,165)	6,535	(15,109)
Options	(94)	—	(94)	—
Total realized and unrealized gain (loss) on derivatives and foreign exchange	1,241	(5,850)	7,308	(7,268)
Net realized loss on residential mortgage-backed securities, at estimated fair value	(8,512)	(3,773)	(15,155)	(6,941)
Net unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value	9,121	(338)	15,026	(2,315)
Net realized and unrealized gain on investments(2)	58,470	35,514	98,484	72,077
Net realized and unrealized gain (loss) on securities sold, not yet purchased	224	—	369	(756)
Impairment of securities available-for-sale and private equity at cost	(153)	(6,575)	(1,128)	(7,715)
Net gain on restructuring and extinguishment of debt	—	—	—	39,999
Other income	2,187	4,218	4,110	7,222
Total other income	$62,578	$23,196	$109,014	$94,303

(1)                                  Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                                  Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

As presented in the table above, other income increased $39.4 million and $14.7 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. The primary driver of the change was a $23.0 million and $26.4 million increase in net realized and unrealized gain on investments for the three and six months ended June 30, 2011, respectively, compared to 2010, largely due to a partial sale of one of our largest debt security holdings. Furthermore, net realized and unrealized gains on foreign exchange increased $12.2 million and $21.6 million for the three and six months ended June 30, 2011, respectively, compared to 2010. The increase in total other income for the six months ended June 30, 2011 was offset by a one-time gain recorded in 2010. During the first quarter of 2010, in an open market auction, we purchased $83.0 million of notes issued by CLO 2007-A and CLO 2007-1, both of which were previously held by an affiliate of our Manager. These transactions resulted in us recording an aggregate one-time gain on extinguishment of debt totaling $38.7 million.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three and six months ended June 30, 2011 and 2010:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Related party management compensation:
Base management fees	$6,565	$4,681	$12,780	$8,838
Incentive fees	16,146	8,382	28,159	20,882
Share-based compensation	307	102	1,941	2,494
CLO management fees	1,297	1,311	2,636	2,753
Related party management compensation	24,315	14,476	45,516	34,967
Professional services	1,691	1,230	3,123	2,294
Insurance	708	636	1,295	1,273
Directors’ expenses	396	310	931	1,505
Other general and administrative	9,263	2,270	16,312	3,788
Total non-investment expenses	$36,373	$18,922	$67,177	$43,827

As presented in the table above, our non-investment expenses increased $17.5 million and $23.4 million from the three and six months ended June 30, 2010, respectively, to the same period in 2011. The significant components of non-investment expense are described below.

Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fees increased by $1.9 million and $3.9 million from the three and six months ended June 30, 2010, respectively, to the same periods in 2011 primarily due to an increase in “equity” resulting from net income earned throughout 2010 and into 2011, and the December 2010 equity offering of 19.4 million common shares, which generated proceeds of $175.7 million.

Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of $16.1 million and $28.2 million were earned by the Manager during the three and six months ended June 30, 2011, respectively, as compared to $8.4 million and $20.9 million during the three and six months ended June 30, 2010, respectively.

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

During the three and six months ended June 30, 2011, the collateral manager waived management fees for all CLOs, except for CLO 2005-1, totaling $8.4 million and $17.2 million, respectively. During the three and six months ended June 30, 2010, the collateral manager waived the management fees for all CLOs, except for CLO 2005-1, totaling $8.7 million and $13.2 million, respectively. For the three and six months ended June 30, 2011, we recorded an expense for CLO management fees totaling $1.3 million and $2.6 million, respectively. For the three and six months ended June 30, 2010, we recorded an expense for CLO management fees totaling $1.3 million and $2.8 million, respectively.

Other general and administrative expenses increased $7.0 million and $12.5 million from the three and six months ended June 30, 2010, respectively, to the same periods in 2011. These increases were primarily attributable to expenses related to the acquisition, management and operation of our working interests and overriding royalty interests natural resources investments, including recurring charges for depreciation, depletion and amortization. There were no related expenses for the three and six months ended June 30, 2010 as we began acquiring working interests and overriding royalty interests through our natural resources strategy during the fourth quarter of 2010. In addition, for the full three and six months ended June 30, 2011, other general and administrative expenses included expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. Comparatively, for most of the first half of 2010, our Manager permanently waived reimbursement of allocable general and administrative expenses in an amount equal to the incremental CLO management fees received by our Manager. Beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by our Manager. For the three and six months ended June 30, 2010, our Manager permanently waived reimbursement of allocable general and administrative expenses totaling $1.1 million and $2.4 million, respectively. Due to the reinstatement of waived CLO management fees beginning in 2009, effective June 2010, all incremental CLO management fees received by our Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the three and six months ended June 30, 2011, there were no reimbursable general and administrative expenses waived by our Manager; rather, we incurred reimbursable general and administrative expenses to our Manager of $1.6 million and $3.3 million, respectively, as compared to $0.9 million for both the three and six months ended June 30, 2010.

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

During 2011, we owned an equity interest in KKR Financial Holdings II, LLC (“KFH II”), which elected to be taxed as a real estate investment trust (a “REIT”) under the Code. KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP condensed consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three months ended June 30, 2011 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

KFH II, our REIT subsidiary, is not expected to incur a 2011 federal or state tax expense. However, we have recorded $7.4 million of tax expense, consisting of $5.8 million of federal tax expense and $1.6 million of state tax expense, for two of our wholly-owned domestic taxable corporate subsidiaries, KFH PE Holdings I LLC (“PEH I”) and KFH PE Holdings II LLC (“PEH II”) for the three months ended June 30, 2011. Additionally , we recorded a tax expense of $1.3 million, $1.1 million of which related to KKR Financial CLO 2007-A Blocker 1 Corp. (“2007-A Blocker”) consisting of $0.8 million of federal tax expense and $0.3 million of state tax expense, for the three months ended March 31, 2011. Accordingly, for the three and six months ended June 30, 2011, we recorded income tax expense of $7.4 million and $8.7 million, respectively.

Investment Portfolio

Our investment portfolio primarily consists of corporate debt holdings, consisting of corporate loans and corporate debt securities (the majority of which is included in securities available-for-sale in the table below). The details of our corporate debt portfolio are discussed below under “Corporate Debt Portfolio”.

The following table summarizes the carrying value of our investment portfolio by strategy as of June 30, 2011 (amounts in thousands):

	Bank Loans		Special	Private	Natural
	& High Yield Bonds	Mezzanine	Situations	Equity	Resources	Total
Corporate loans(1)	$6,529,320	$45,101	$47,725	$—	$—	$6,622,146
Securities available-for-sale	774,183	3,333	45,001	—	—	822,517
Equity investments, at estimated fair value(2)	38,535	11,518	24,916	27,318	63,093	165,380
Other Assets	—	3,000	4,322	672	142,547	150,541
Total(3)	$7,342,038	$62,952	$121,964	$27,990	$205,640	$7,760,584

(1)                                  Includes loans held for sale and is presented gross of allowance for loan losses totaling $188.9 million as of June 30, 2011.

(2)                                  Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

(3)                                  Excludes our investments in residential mortgage-backed securities with an estimated fair value of $88.5 million and securities sold, not yet purchased with an estimated fair value of $1.6 million.

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

We do not require specific collateral or security to support our corporate loans and debt securities; however, these loans and debt securities are either secured through a first or second lien on the assets of the issuer or are unsecured. We do not have access to any collateral of the issuer of the corporate loans and debt securities, rather the seniority in the capital structure of the loans and debt securities determines the seniority of our investment with respect to prioritization of claims in the event that the issuer defaults on the outstanding debt obligation.

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $7.0 billion and $6.9 billion as of June 30, 2011 and December 31, 2010, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of June 30, 2011 and December 31, 2010. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets.

Corporate Loans

(Amounts in thousands)

	June 30, 2011(1)				December 31, 2010(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,237,635	$5,985,437	$5,985,437	$5,977,615	$6,110,495	$5,829,691	$5,829,691	$5,820,754
Second lien	526,143	476,932	476,932	445,182	631,896	576,160	576,160	533,450
Subordinated	270,870	175,210	175,210	237,903	195,964	129,371	129,371	180,007
Subtotal	7,034,648	6,637,579	6,637,579	6,660,700	6,938,355	6,535,222	6,535,222	6,534,211
Lower of cost or fair value adjustment	—	(15,433)	—	—	—	(4,748)	—	—
Allowance for loan losses	—	(188,874)	—	—	—	(209,030)	—	—
Total	$7,034,648	$6,433,272	$6,637,579	$6,660,700	$6,938,355	$6,321,444	$6,535,222	$6,534,211

(1)                                  Includes loans held for sale.

As of June 30, 2011, $7.0 billion par amount, or 99.9%, of our corporate loan portfolio was floating rate and $9.1 million par amount, or 0.1%, was fixed rate. In addition, as of June 30, 2011, $316.4 million par amount, or 4.5%, of our corporate loan portfolio was denominated in foreign currencies, of which 74.9% was denominated in euros. As of December 31, 2010, $6.9 billion par amount, or 99.8%, of our corporate loan portfolio was floating rate and $15.9 million par amount, or 0.2%, was fixed rate. In addition, as of December 31, 2010, $273.5 million par amount, or 3.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 91.7% was denominated in euros.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.4% as of June 30, 2011 and 4.5% as of December 31, 2010, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.8% as of both June 30, 2011 and December 31, 2010. The weighted average years to maturity of our floating rate corporate loans was 4.4 years as of June 30, 2011 and 4.3 years as of December 31, 2010.

As of June 30, 2011, our fixed rate corporate loans had a weighted average coupon of 11.7% and a weighted average years to maturity of 4.2 years, as compared to 11.4% and 5.3 years, respectively, as of December 31, 2010.

We hold certain corporate loans designated as being non-accrual, impaired and/or in default.  Non-accrual loans consist of both corporate loans held for investment and corporate loans held for sale.  Loans are placed on non-accrual when there is uncertainty regarding whether future income amounts on the loan will be earned and collected. While on non-accrual status, interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt. When placed on non-accrual status, previously recognized accrued interest is reversed and charged against current income.

As of June 30, 2011, we had loans on non-accrual status with a total recorded investment of $148.5 million, which included $56.5 million of impaired loans that were held for investment and $92.0 million of non-accrual loans held for sale. As of December 31, 2010, we had loans on non-accrual status with a total recorded investment of $165.1 million, which included $149.8 million of impaired loans that were held for investment and $15.3 million of non-accrual loans held for sale. The $16.6 million decline in non-accrual loans from $165.1 million as of December 31, 2010 to $148.5 million as of June 30, 2011 is primarily due to $18.2 million of charge-offs during the six months ended June 30, 2011 that were the result of transferring certain loans from held for investment to held for sale. During the three and six months ended June 30, 2011, we recognized $1.7 million and $5.7 million, respectively, of interest income from cash receipts for loans on non-accrual status. During the three and six months ended June 30, 2010, we recognized $1.4 million and $7.0 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired loans consist of loans held for investment where we have determined that it is more likely than not that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans declined from $149.8 million as of December 31, 2010 to $56.5 million as of June 30, 2011 primarily due to $109.8 million of impaired loans transferred to held for sale, $3.3 million of paydowns and restructurings, offset by net new additions to impaired loans of $20.2 million.

Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements.  As of June 30, 2011, we had no corporate loans in default. As of December 31, 2010, we had corporate loans in default with a total amortized cost of $18.6 million from one issuer. The balance of defaulted loans is comprised of loans held for investment and loans held for sale. Loans that are held for sale are carried at the lower of amortized cost or estimated market value and, accordingly, no allowance for loan losses is maintained for such loans. Loans that are specifically identified as being impaired have a specific allocated reserve that represents the excess of the loan’s amortized cost amount over its estimated fair value. Since defaulted loans may primarily consist of loans classified as held for sale and impaired loans consist of only loans held for investment, fluctuations in the balances of defaulted loans will not necessarily correspond to fluctuations in impaired loans.

We did not modify any loans that qualified as troubled debt restructurings during the three and six months ended June 30, 2011 and 2010. During the three and six months ended June 30, 2011, we did modify $661.0 million and $1.2 billion amortized cost of corporate loans, respectively. During the three months ended June 30, 2010, we also modified $195.5 million and $263.5 million amortized cost of corporate loans, respectively. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

The following table summarizes the changes in our allowance for loan losses for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Balance at beginning of year	$198,582	$216,080	$209,030	$237,308
Provision for loan losses	—	—	11,661	—
Charge-offs	(9,708)	(5,862)	(31,817)	(27,090)
Balance at end of year	$188,874	$210,218	$188,874	$210,218

As of June 30, 2011 and December 31, 2010, we had an allowance for loan loss of $188.9 million and $209.0 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan’s estimated fair value.

The unallocated component of our allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive quarterly review of our loan portfolio and identify certain loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer’s capital structure. The seniority classifications assigned to loans are senior secured, second lien and subordinate.

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

As of June 30, 2011, the allocated component of our allowance for loan losses totaled $21.2 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $67.4 million and an aggregate recorded investment of $56.5 million. As of December 31, 2010, the allocated component of our allowance for loan losses totaled $50.1 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $225.6 million and an aggregate recorded investment of $149.8 million.

The unallocated component of our allowance for loan losses totaled $167.7 million and $158.9 million as of June 30, 2011 and December 31, 2010, respectively.

During the three and six months ended June 30, 2011, we transferred $105.8 million and $688.6 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and six months ended June 30, 2010, we transferred $558.8 million and $749.1 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during the three and six months ended June 30, 2011, we transferred $191.0 million and $288.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Also, during the three and six months ended June 30, 2010, we transferred nil and $80.0 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present.

During the three and six months ended June 30, 2011, we recorded charge-offs totaling $9.7 million and $31.8 million, respectively, comprised primarily of loans transferred to loans held for sale. During the three and six months ended June 30, 2010, we recorded charge-offs totaling $5.9 million and $27.1 million, respectively, comprised primarily of loans transferred to loans held for sale.

As of June 30, 2011, we had $539.3 million of loans held for sale, an increase of $75.6 million from December 31, 2010 due to the transfer of loans to held for sale that we had the intention of selling. We recorded a $13.9 million and $12.4 million net charge to earnings during the three and six months ended June 30, 2011, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $539.3 million as of June 30, 2011. We recorded a $33.8 million and $30.1 million net charge to earnings during the three and six months ended June 30, 2010, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale.

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2011, approximately 49% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $1.0 billion, or approximately 15% of the aggregated amortized cost basis of our corporate loans. As of December 31, 2010, approximately 51% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Texas Competitive Electric Holdings Company LLC, Modular Space Corporation, and U.S. Foodservice, which combined represented $1.1 billion, or approximately 16% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $812.1 million and $843.7 million as of June 30, 2011 and December 31, 2010, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds.

In accordance with GAAP, securities available-for-sale on our condensed consolidated balance sheets include (i) certain corporate debt securities and (ii) common and preferred stock, all of which are required to have unrealized gains and losses reported in accumulated other comprehensive income on the condensed consolidated balance sheets. Based on this criteria, our corporate debt securities classified as securities available-for-sale comprise a subset of the total corporate debt securities portfolio.

The following table summarizes our corporate debt securities portfolio stratified by type as of June 30, 2011 and December 31, 2010:

Corporate Debt Securities

(Amounts in thousands)

	June 30, 2011(1)				December 31, 2010(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$283,472	$291,224	$278,557	$291,224	$281,998	$287,908	$276,158	$287,908
Senior unsecured	426,851	435,773	313,783	435,773	445,678	448,562	304,622	448,562
Subordinated	101,730	89,807	60,194	89,807	116,061	99,800	66,608	99,800
Total	$812,053	$816,804	$652,534	$816,804	$843,737	$836,270	$647,388	$836,270

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

As of June 30, 2011, $607.7 million par amount, or 74.8%, of our corporate debt securities portfolio was fixed rate and $204.3 million par amount, or 25.2%, was floating rate. In addition, as of June 30, 2011, $13.0 million par amount, or 1.6%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 87.2% was denominated in British pound sterling. As of December 31, 2010, $680.7 million par amount, or 80.7%, of our corporate debt securities portfolio was fixed rate and $163.0 million par amount, or 19.3%, was floating rate. In addition, as of December 31, 2010, $10.1 million par amount, or 1.2%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 87.6% was denominated in British pound sterling.

As of June 30, 2011, our fixed rate corporate debt securities had a weighted average coupon of 9.6% and a weighted average years to maturity of 6.4 years, as compared to 9.5% and 6.3 years, respectively, as of December 31, 2010. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 5.3% as of June 30, 2011 and 6.1% as of December 31, 2010, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 4.7% as of June 30, 2011 and 5.4% as of December 31, 2010. The weighted average years to maturity of our floating rate corporate debt securities was 3.1 years and 3.2 years as of June 30, 2011 and December 31, 2010, respectively.

During the three and six months ended June 30, 2011, we recorded no impairment losses for corporate debt securities that we determined to be other-than-temporarily impaired. For the three and six months ended June 30, 2010, we recorded impairment losses totaling $0.1 million and $1.2 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

As of June 30, 2011, we had no corporate debt securities in default. As of December 31, 2010, we had corporate debt securities in default with an estimated fair value of $1.1 million from one issuer.

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2011, approximately 55% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the two largest concentrations of debt securities in securities issued by First Data Corporations and NXP BV, which combined represented $170.3 million, or approximately 21% of the estimated fair value of our corporate debt securities. As of December 31, 2010, approximately 60% of the estimated fair value of our corporate debt securities was concentrated in ten issuers, with the two largest concentrations of corporate debt securities issued by NXP BV and First Data Corporation, which combined represented $208.6 million, or approximately 25% of the estimated fair of value of our corporate debt securities.

Other Holdings

Our other holdings primarily consist of marketable and private equity investments and investments in real assets and royalty interests made through our natural resources strategy.

Equity Holdings

As of June 30, 2011, our equity investments consisted of (i) marketable equity securities (included in securities available-for-sale on our condensed consolidated balance sheet) with an estimated fair value of $6.5 million, (ii) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $3.7 million and an estimated fair value of $4.3 million, and (iii) equity investments, carried at estimated fair value, with an aggregate cost amount of $120.3 million and an estimated fair value of $165.4 million. In comparison, as of December 31, 2010, our (i) marketable equity investments had an estimated fair value of $3.4 million, (ii) private equity investments carried at cost had an aggregate cost amount of $4.8 million and an estimated fair value of $5.1 million, and (iii) equity investments, carried at estimated fair value, had an aggregate cost of $98.7 million and an estimated fair value of $100.0 million. Equity investments carried at estimated fair value primarily consist of private equity investments. The increase in estimated fair value of our equity investments, carried at estimated fair value, was largely due to an unrealized gain recorded in the second quarter of 2011 related to a $10.0 million private equity investment in Hilcorp Resources Holdings L.P. acquired through our natural resources strategy. Specifically, in May 2011, we entered into a definitive agreement to sell this private equity investment for approximately $27.0 million and we expect this transaction to settle during the fourth quarter of 2011.

Natural Resources Holdings

Our natural resources holdings include working interests in producing oil and natural gas fields primarily located in Texas. The working interests were acquired during the fourth quarter of 2010 and second quarter of 2011, and as of June 30, 2011, had a carrying value of $88.7 million. These interests are in both proved developed and proved undeveloped properties, with the majority of our exposure to natural gas, followed by natural gas liquids and then oil. The acquisition of these working interests was partially financed with $38.3 million of borrowings through a five-year $81.1 million non-recourse, asset-based credit facility maturing November 5, 2015.

In addition to natural resources working interests, during the first quarter of 2011, we acquired overriding royalty interests in acreage in south Texas for $55.0 million. The overriding royalty interests include producing oil and natural gas properties, but most of the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third party and as of June 30, 2011, had a carrying value of $53.9 million.

Portfolio Purchases

We made investment portfolio purchases of $864.3 million and $1.7 billion par amount during the three and six months ended June 30, 2011, respectively, as compared to $906.1 million and $1.8 billion for the three and six months ended June 30, 2010, respectively, primarily comprised of the following:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	For the three months ended June 30, 2011		For the three months ended June 30, 2010		For the six months ended June 30, 2011		For the six months ended June 30, 2010
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Corporate loans	$758,112	87.7%	$812,558	89.7%	$1,545,809	89.9%	$1,483,853	80.7%
Corporate debt securities	103,528	12.0	88,088	9.7	153,602	8.9	342,300	18.6
Equity investments, at estimated fair value	2,668	0.3	5,489	0.6	20,143	1.2	12,821	0.7
Total	$864,308	100.0%	$906,135	100.0%	$1,719,554	100.0%	$1,838,974	100.0%

Shareholders’ Equity

Our shareholders’ equity at June 30, 2011 and December 31, 2010 totaled $1.8 billion and $1.6 billion, respectively. Included in our shareholders’ equity as of June 30, 2011 and December 31, 2010 is accumulated other comprehensive income totaling $106.8 million and $133.6 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2011 was $1.8 billion and 24.4% and $1.7 billion and 23.4%, respectively. Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2010 were $1.3 billion and 24.5% and $1.3 billion and 33.3%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of June 30, 2011 and December 31, 2010 was $9.91 and $9.24, respectively, and was computed based on 178,127,870 and 177,848,565 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively.

On April 27, 2011, our board of directors declared a cash distribution for the quarter ended March 31, 2011 of $0.16 per share to shareholders of record on May 13, 2011. The distribution was paid on May 27, 2011.

On July 28, 2011, our board of directors declared a cash distribution for the quarter ended June 30, 2011 of $0.18 per share. The distribution is payable on August 25, 2011 to common shareholders of record as of the close of business on August 11, 2011

In March 2011, we sold 136,895 of our common shares in broker transactions at prevailing market prices pursuant to an effective registration statement under the Securities Act. The net proceeds of our sales were used to fund repurchases of common shares previously awarded to certain of our officers, including shares repurchased in connection with the satisfaction of tax withholding obligations.

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

In July 2012, our 7.0% convertible senior notes with $180.6 million principal amount outstanding mature. As of June 30, 2011, the conversion rate for each $1,000 principal amount of the notes was 32.2581, which is equivalent to a conversion price of approximately $31.00 per common share. We currently believe that we have sufficient liquidity to meet this debt maturity and absent attractive opportunities to raise capital either through debt or equity or a combination thereof, we will continue to maintain sufficient liquidity to do so. As of June 30, 2011, we had unrestricted cash and cash equivalents totaling $281.7 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our CLOs. With respect to all of these CLOs, except for CLO 2011-1, the cash flows we would generally expect to receive from our CLO holdings are paid to the senior note holders of the CLOs during the period in which a CLO is not in compliance with an OC Test as outlined in its respective indenture. As of June 30, 2011, all of these CLOs were in compliance with certain compliance tests (specifically, their respective OC Tests). As CLO 2007-A and CLO 2007-1 came into compliance during 2010, both CLOs resumed paying mezzanine and/or subordinate note holders, including us.

Under CLO 2011-1, if the par value ratio test (“PVR Test”) is below 133.33%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 133.33%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below 35% of the total committed transaction size, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan. As of June 30, 2011, we had $283.8 million of borrowings outstanding under the CLO 2011-1 Agreement.

On July 6, 2011, we entered into amendments to CLO 2011-1 whereby CLO 2011-1 can borrow up to an additional $150.0 million through the non-recourse loan secured by the assets held in CLO 2011-1. In addition, pursuant to the amendments, we purchased an additional $50.0 million of subordinated notes from CLO 2011-1, increasing our total purchase of mezzanine and subordinated notes to $150.0 million and the total available capital under CLO 2011-1 from $400.0 million to $600.0 million. Concurrent with the amendment to increase the size of CLO 2011-1, the transaction was amended to reduce the PVR Test from 133.33% to 120% and to extend the maturity until August 15, 2018.

Sources of Funds

CLO Transactions

As of June 30, 2011, we had six Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager was $365.8 million as of June 30, 2011 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

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

For CLO 2011-1, which we closed on March 31, 2011, we receive all remaining interest collections on a quarterly basis after administrative expenses and interest expense on the senior loan are paid, unless the PVR Test is below 133.33%, in which case up to 50% of all interest collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, 25% of all principal collections received by CLO 2011-1 are distributed to us unless the PVR Test is below 133.33%, in which case the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below 35% of the total committed transaction size, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan.

The following table summarizes the PVR Test for CLO 2011-1. This information is based on the June 2011 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$314,760
Par value test minimum	133.3%
Par value test ratio	135.6%
Cushion / (Excess)	$6,550
Par value portfolio collateral value	$384,936
Outstanding Loan balance	$283,797

On July 6, 2011, we entered into amendments to CLO 2011-1 to increase the size of CLO 2011-1 from $400.0 million to $600.0 million, reduce the PVR Test from 133.33% to 120% and extend the maturity until August 15, 2018.

In the case of our other Cash Flow CLOs, which slightly vary from CLO 2011-1’s compliance tests, in the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for these CLOs include over-collateralization tests (“OC Tests”) which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. As of June 30, 2011, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs. This information is based on the June 2011 monthly reports which are prepared by the independent third party trustee for each CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the June 2011 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the June 2011 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$1,043,872	$996,586	$1,033,482	$3,332,471	$1,285,718
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	637.7%	928.5%	546.1%	743.6%	635.6%
CCC amount	$72,728	$96,151	$184,134	$646,903	$182,912
CCC percentage of portfolio	7.0%	9.6%	17.8%	19.4%	14.2%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	131.4%	133.2%	161.5%	180.1%	142.1%
Cushion / (Excess)	$92,917	$76,126	$111,852	$372,567	$197,213
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	112.4%	118.3%	137.8%	125.4%	118.9%
Cushion / (Excess)	$55,831	$95,261	$169,873	$135,851	$94,285

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

As of June 30, 2011, we had no borrowings outstanding under the 2014 Facility.

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

On May 13, 2011, we entered into an amendment to the 2015 Natural Resources Facility, increasing the commitment from $49.7 million to $81.1 million.

As of June 30, 2011, we had $38.3 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, we had a letter of credit outstanding totaling $1.0 million.

As of June 30, 2011, we believe we were in compliance with the covenant requirements for both credit facilities above.

Convertible Debt

On January 15, 2010, we issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”). The 7.5% Notes bear interest at a rate of 7.5% per year on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. We may satisfy our obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of June 30, 2011, the conversion rate for each $1,000 principal amount of 7.5% Notes was 128.2549 common shares.

During the first quarter of 2010, we repurchased $95.2 million par amount of our 7.0% convertible senior notes due July 15, 2012. These transactions resulted in us recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during 2010.

Off-Balance Sheet Commitments

As of June 30, 2011, we had committed to purchase corporate loans with aggregate commitments totaling $184.4 million. In addition, we participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of June 30, 2011, we had unfunded financing commitments totaling $5.9 million for corporate loans and $27.7 million for private equity investments. We do not expect material losses related to the corporate loans and private equity investments for which we commit to purchase and fund.

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

Our Investment Company Act Status

Section 3(a)(1)(A) of the Investment Company Act of 1940 (the “Investment Company Act”) defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer’s total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities” are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a “fund”). The Investment Company Act defines a “majority-owned subsidiary” of a person as any company 50% or more of the outstanding voting securities (i.e., those securities presently entitling the holder thereof to vote for the election of directors of the company) of which are owned by that person, or by another company that is, itself, a majority-owned subsidiary of that person.

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

We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining, among other things, whether any of our subsidiaries is majority-owned. We treat subsidiaries in which we own at least 50% of the outstanding voting securities, including those that issue CLOs, as majority-owned for purposes of the 40% test. Some of our subsidiaries may rely solely on the exceptions from the definition of “investment company” found in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned, together with any other “investment securities” that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, most of our subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not investment companies for purposes of the Investment Company Act. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary’s compliance with its applicable exception and our freedom of action relating to such a subsidiary, and that of the subsidiary itself, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on the exception provided by Rule 3a-7 under the Investment Company Act, while KFH II, our subsidiary that is taxed as a REIT for United

States federal income tax purposes, generally relies on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

We do not treat our interests in majority-owned subsidiaries that are outside of the general definition of an investment company or that rely on Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act as investment securities when calculating our 40% test.

We sometimes refer to our subsidiaries that rely on Rule 3a-7 under the Investment Company Act as “CLO subsidiaries.” Rule 3a-7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by management investment companies (e.g., mutual funds). Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary’s relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a-7 under the Investment Company Act and the CLO subsidiary’s relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.

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

Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate on which we retain the unilateral right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the United States government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered to be a real estate-related asset.

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiary’s investment in non-agency mortgage- backed securities is the “functional equivalent” of owning the underlying mortgage loans, our

REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets will be classified as real estate- related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate- related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

As noted above, if the combined values of the securities issued to us by our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceed 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, the type of investments we make, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our Management Agreement. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company (“RIC”) under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See “Partnership Tax Matters—Qualifying Income Exception”.

We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. Such guidance could provide additional flexibility, or it could further inhibit our ability, or the ability of a subsidiary, to pursue a chosen operating strategy, which could have a material adverse effect on us.

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

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of June 30, 2011, $329.4 million par amount, or 4.2%, of our corporate debt portfolio was denominated in foreign currencies, of which 71.9% was denominated in euros. In addition, as of June 30, 2011, $30.5 million par amount, or 25.3%, of our equity investments at estimated fair value was denominated in foreign currencies, of which 36.6% was denominated in Norwegian krone.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and variable rate borrowings as of June 30, 2011, we estimated that net interest income would be negatively impacted by approximately $3.8 million annually in the event interest rates were to increase by 1% and would be positively impacted by approximately $24.0 million annually in the event rates were to increase by 3%. These amounts are driven by the fact that as of June 30, 2011, approximately 28.4% of our corporate debt portfolio had LIBOR floors with a weighted average floor of 1.5%.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our amortizing interest rate swaps was $483.3 million as of June 30, 2011.

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

The following table summarizes the estimated net fair value of our derivative instruments held at June 30, 2011 and December 31, 2010 (amounts in thousands):

	As of June 30, 2011		As of December 31, 2010
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$483,333	$(60,174)	$483,333	$(58,365)
Free-Standing Derivatives:
Commodity swaps	—	(116)	—	(226)
Credit default swaps—protection sold	23,500	597	13,500	492
Total rate of return swaps	—	163	—	104
Foreign exchange forward contracts	(231,582)	(27,784)	(154,405)	(17,296)
Foreign exchange options	130,207	18,952	130,207	14,791
Common stock warrants	—	6,341	—	3,453
Total	$405,458	$(62,021)	$472,635	$(57,047)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of June 30, 2011 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Cash flow interest rate swaps	$(2,805)	$—	$—	$(57,369)	$(60,174)
Free-Standing Derivatives:
Commodity swaps	(274)	(102)	260	—	(116)
Credit default swaps—protection sold	321	57	219	—	597
Total rate of return swaps	163	—	—	—	163
Foreign exchange forward contracts	—	(2,153)	(25,631)	—	(27,784)
Foreign exchange options	—	142	18,810	—	18,952
Total	$(2,595)	$(2,056)	$(6,342)	$(57,369)	$(68,362)

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A downgrade of the United States’ credit rating could have a material adverse effect on our business, financial condition and results of operations.

The perceived risk of a failure by Congress to reach an agreement in a timely manner that raises the statutory debt limit and sufficiently reduces the long-term budget deficit has led rating agencies to publicly warn of a potential downgrade of the United States’ credit rating.  A credit rating downgrade could lead to an increase the interest rates on benchmark Treasury securities, which consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world and could limit our ability to obtain financing, and could have a material adverse effect on the valuation of the assets we hold.  Under such circumstances, the risks we face and any resulting adverse effects on our business, financial condition and results of operations would be significantly exacerbated, including those described under “Risk Factors—Risks Related to Our Operations, Business Strategy and Investments—Our business and the businesses in which we invest are materially affected by conditions in the global financial markets and economic conditions generally,” “—Dislocations in the corporate credit sector could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio,” “—Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations. If we are unable to raise funding from these external sources, we may be forced to liquidate certain of our assets and our results of operations may be adversely affected,” “—Periods of adverse market volatility may require us to post additional collateral, which could adversely affect our financial condition and liquidity” and “—Downturns in the global credit markets may adversely affect our cash flow CLO investments” in our Annual Report on Form 10-K.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.19	First Omnibus Amendment, dated as of May 13, 2011, to Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: August 4, 2011