Form 10-Q
period 2011-09-30
KKR Financial Holdings LLC
filed 2011-11-03
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of the registrant’s common shares outstanding as of October 28, 2011 was 178,145,482.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$137,309	$313,829
Restricted cash and cash equivalents	321,734	571,425
Securities available-for-sale, $690,336 and $728,558 pledged as collateral as of September 30, 2011 and December 31, 2010, respectively	786,195	838,894
Corporate loans, net of allowance for loan losses of $191,407 and $209,030 as of September 30, 2011 and December 31, 2010, respectively	6,115,948	5,857,816
Corporate loans held for sale	500,490	463,628
Residential mortgage-backed securities, at estimated fair value	88,209	93,929
Equity investments, at estimated fair value, $13,410 and $12,036 pledged as collateral as of September 30, 2011 and December 31, 2010, respectively	170,175	99,955
Derivative assets	26,066	19,519
Interest and principal receivable	59,917	57,414
Other assets	209,861	102,003
Total assets	$8,415,904	$8,418,412
Liabilities
Collateralized loan obligation secured debt	$5,596,020	$5,630,272
Collateralized loan obligation junior secured notes to affiliates	365,848	366,124
Credit facilities	38,300	18,400
Convertible senior notes	299,877	344,142
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	52,596	14,193
Accrued interest payable	15,987	22,846
Accrued interest payable to affiliates	7,579	6,316
Related party payable	3,687	12,988
Derivative liabilities	123,957	76,566
Total liabilities	6,787,368	6,775,364
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common shares, no par value, 500,000,000 shares authorized, and 178,145,482 and 177,848,565 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Paid-in-capital	2,758,891	2,756,200
Accumulated other comprehensive (loss) income	(37,413)	133,596
Accumulated deficit	(1,092,942)	(1,246,748)
Total shareholders’ equity	1,628,536	1,643,048
Total liabilities and shareholders’ equity	$8,415,904	$8,418,412

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Net investment income:
Loan interest income	$104,197	$96,814	$316,498	$282,812
Securities interest income	20,143	25,406	64,772	79,067
Other investment income	10,100	29	24,343	2,086
Total investment income	134,440	122,249	405,613	363,965
Interest expense	32,604	30,051	97,703	100,402
Interest expense to affiliates	12,688	5,791	38,926	17,072
Provision for loan losses	2,533	8,087	14,194	8,087
Net investment income	86,615	78,320	254,790	238,404
Other (loss) income:
Net realized and unrealized (loss) gain on investments	(24,531)	19,441	73,194	83,047
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(7,603)	3,831	(295)	(3,437)
Net realized and unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	2,274	1,492	2,145	(7,764)
Net (loss) gain on restructuring and extinguishment of debt	(1,736)	—	(1,736)	39,999
Other income	2,290	1,863	6,400	9,085
Total other (loss) income	(29,306)	26,627	79,708	120,930
Non-investment expenses:
Related party management compensation	8,198	17,551	53,714	52,518
General, administrative and directors expenses	8,554	3,561	27,092	10,127
Professional services	1,134	1,041	4,257	3,335
Total non-investment expenses	17,886	22,153	85,063	65,980
Income before income tax expense	39,423	82,794	249,435	293,354
Income tax (benefit) expense	(397)	452	8,344	489
Net income	$39,820	$82,342	$241,091	$292,865

Net income per common share:
Basic	$0.22	$0.52	$1.35	$1.85
Diluted	$0.22	$0.52	$1.32	$1.85

Weighted-average number of common shares outstanding:
Basic	177,723	157,057	177,493	157,018
Diluted	180,220	157,461	181,304	157,294

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2011	177,849	$2,756,200	$133,596	$(1,246,748)		$1,643,048
Net income	—	—	—	241,091	$241,091	241,091
Net change in unrealized loss on cash flow hedges	—	—	(42,463)	—	(42,463)	(42,463)
Net change in unrealized gain on securities available-for-sale	—	—	(128,546)	—	(128,546)	(128,546)
Comprehensive income	—	—	—	—	$70,082
Cash distributions on common shares	—	—	—	(87,285)		(87,285)
Issuance of common shares	171	1,297	—	—		1,297
Grant of restricted common shares	291	—	—	—		—
Cancellation of restricted common shares	(25)	—	—	—		—
Repurchase and cancellation of common shares	(141)	(1,297)	—	—		(1,297)
Share-based compensation expense related to restricted common shares	—	2,691	—	—		2,691
Balance at September 30, 2011	178,145	$2,758,891	$(37,413)	$(1,092,942)		$1,628,536

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Cash flows from operating activities:
Net income	$241,091	$292,865
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss on derivatives and foreign exchange	295	4,695
Net loss (gain) on restructuring and extinguishment of debt	1,736	(39,999)
Write-off of debt issuance costs	1,977	8,160
Lower of cost or estimated fair value adjustment on corporate loans held for sale	56,165	21,362
Provision for loan losses	14,194	8,087
Impairment on securities available-for-sale and private equity investments at cost	2,619	9,979
Share-based compensation	2,691	5,338
Net unrealized (gain) loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(2,145)	7,764
Net realized and unrealized gain on investments	(131,978)	(115,144)
Deferred interest expense	—	4,427
Depreciation and net amortization	(67,588)	(65,653)
Changes in assets and liabilities:
Interest receivable	484	8,080
Other assets	9,766	(1,182)
Related party payable	(9,301)	9,064
Accounts payable, accrued expenses and other liabilities	11,791	505
Accrued interest payable	(6,859)	(7,759)
Accrued interest payable to affiliates	1,263	935
Net cash provided by operating activities	126,201	151,524
Cash flows from investing activities:
Principal payments from corporate loans	1,295,055	970,913
Principal payments from securities available-for-sale	87,676	86,295
Principal payments from residential mortgage-backed securities, at estimated fair value	5,348	11,436
Proceeds from sale of corporate loans	426,181	941,150
Proceeds from sale of securities available-for-sale	146,683	271,560
Proceeds from equity investments	14,457	123,047
Proceeds from securities sold, not yet purchased	41,095	—
Purchases of corporate loans	(2,022,446)	(1,853,100)
Purchases of securities available-for-sale	(203,314)	(352,526)
Purchases of equity and other investments	(153,355)	(20,091)
Cover securities sold, not yet purchased	(39,320)	(78,727)
Net proceeds, purchases, and settlements of derivatives	1,201	12,740
Net change in reverse repurchase agreements	—	80,250
Net change in restricted cash and cash equivalents	250,005	(22,514)
Net cash (used in) provided by investing activities	(150,734)	170,433
Cash flows from financing activities:
Issuance of collateralized loan obligation secured debt	439,409	—
Retirement of collateralized loan obligation secured debt	(474,723)	(104,510)
Retirement of collateralized loan obligation junior secured notes to affiliates	(276)	(62,581)
Repayment of credit facilities	—	(227,805)
Proceeds from credit facilities	19,900	50,319
Proceeds from convertible senior notes	—	167,325
Repayment of convertible senior notes	(46,833)	(93,922)
Distributions on common shares	(87,285)	(45,931)
Issuance of common shares	1,297	—
Repurchase and cancellation of common shares	(1,297)	—
Other capitalized costs	(2,179)	(4,947)
Net cash used in financing activities	(151,987)	(322,052)
Net decrease in cash and cash equivalents	(176,520)	(95)
Cash and cash equivalents at beginning of period	313,829	97,086
Cash and cash equivalents at end of period	$137,309	$96,991
Supplemental cash flow information:
Cash paid for interest	$117,656	$99,308
Net cash paid for income taxes	$1,235	$580
Non-cash investing and financing activities:
Deconsolidation of residential mortgage loans	$—	$2,034,772
Deconsolidation of residential mortgage-backed securities issued	$—	$(2,034,772)
Subordinate tranche of the residential mortgage loan securitization trusts included in residential mortgage-backed securities	$—	$74,366
Equity component of the convertible senior notes	$—	$9,973
Loans transferred from held for investment to held for sale	$817,924	$936,110
Loans transferred from held for sale to held for investment	$376,971	$272,206

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries (the “Company”) is a specialty finance company with expertise in a range of asset classes. The Company’s core business strategy is to leverage the proprietary resources of its manager with the objective of generating both current income and capital appreciation by deploying capital to its strategies, which include bank loans and high yield securities, mezzanine, special situations, natural resources, commercial real estate and private equity. The Company’s holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities and private equity. The corporate loans that the Company holds are purchased via assignment or participation in the primary or secondary market. In addition to the financial instruments the Company holds across its strategies, the Company deploys capital to both working and royalty interests in oil and gas properties through its natural resources strategy.

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

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2009-1, Ltd. (“CLO 2009-1”) and KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”) are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions. These CLOs are considered non-recourse leverage to the Company.

The Company finances the majority of its corporate debt investments through its CLOs. Since all of the debt of CLO 2009-1 was retired in July 2009, CLO 2009-1 is excluded from the discussion below. As of September 30, 2011, the Company’s six CLOs, which excluded CLO 2009-1, held $7.6 billion par amount, or $6.8 billion estimated fair value, of corporate debt investments. As of December 31, 2010, the Company’s five CLOs, which excluded CLO 2009-1, held $7.1 billion par amount, or $6.8 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of September 30, 2011, the aggregate CLO debt totaled $5.6 billion of secured debt outstanding held by unaffiliated third parties and $365.8 million of junior notes outstanding held by an affiliate of the Manager. As of December 31, 2010, the aggregate CLO debt totaled $5.6 billion of secured debt outstanding held by unaffiliated third parties and $366.1 million of junior notes outstanding held by an affiliate of the Manager.

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, at estimated fair value, certain securities sold, not yet purchased and certain financial instruments classified as derivatives.

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, at estimated fair value, residential mortgage-backed securities (“RMBS”), at estimated fair value and certain financial instruments classified as derivatives.

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

Equity Investments, at Estimated Fair Value:  Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparable securities, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

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

Allowance for Loan Losses

The Company’s corporate loan portfolio is comprised of a single portfolio segment which includes one class of financing receivables, that is, high yield loans that are purchased via assignment or participation in either the primary or secondary market and are held primarily for investment. High yield loans are generally characterized as having below investment grade ratings or being unrated.

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

There are three internally assigned risk grades that are applied to loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of possible loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of loss, there are issuer and/or industry specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All loans held for investment, with the exception of loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

The Company applies a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base its estimate of probable losses that results in the determination of the unallocated component of the Company’s allowance for loan losses.

Borrowings

The Company finances the majority of its investments through the use of secured borrowings in the form of securitization transactions structured as non-recourse secured financings and other secured and unsecured borrowings. In addition, the Company finances certain of its oil and gas asset acquisitions through borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

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

The Company holds an equity interest in KKR Financial Holdings II, LLC (“KFH II”), which elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). KFH II holds certain real estate mortgage-backed securities. A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

The Company has wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP condensed consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will be required to include their current taxable income in the Company’s calculation of its taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are foreign subsidiaries of the Company that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

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

Note 3. Earnings per Share

The following table presents a reconciliation of basic and diluted net income per common share for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands, except per share information), as well as the distributions declared per common share during the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30		Nine months ended September 30
	2011	2010	2011	2010
Net income	$39,820	$82,342	$241,091	$292,865
Less: Dividends and undistributed earnings allocated to participating securities	99	687	921	2,482
Net income applicable to common shareholders	$39,721	$81,655	$240,170	$290,383

Basic:
Basic weighted average shares outstanding	177,723	157,057	177,493	157,018
Net income per share	$0.22	$0.52	$1.35	$1.85

Diluted:
Basic weighted average shares outstanding	177,723	157,057	177,493	157,018
Dilutive effect of convertible senior notes	2,497	404	3,811	276
Diluted weighted average shares outstanding(1)	180,220	157,461	181,304	157,294
Net income per share	$0.22	$0.52	$1.32	$1.85

Distributions declared per common share	$0.18	$0.12	$0.49	$0.29

(1)                                  Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for both the three and nine months ended September 30, 2011 and 2010.

Note 4. Securities Available-for-Sale

The following table summarizes the Company’s securities classified as available-for-sale as of September 30, 2011 and December 31, 2010, which are carried at estimated fair value (amounts in thousands):

	September 30, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate debt securities	$712,118	$84,823	$(21,950)	$774,991	$646,638	$192,496	$(3,614)	$835,520
Common and preferred stock	13,484	—	(2,280)	11,204	3,117	257	—	3,374
Total	$725,602	$84,823	$(24,230)	$786,195	$649,755	$192,753	$(3,614)	$838,894

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2011
Corporate debt securities	$322,052	$(21,238)	$21,638	$(712)	$343,690	$(21,950)
Common and preferred stock	11,204	(2,280)	—	—	11,204	(2,280)
Total	$333,256	$(23,518)	$21,638	$(712)	$354,894	$(24,230)
December 31, 2010
Corporate debt securities	$41,656	$(1,331)	$36,631	$(2,283)	$78,287	$(3,614)

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

During both the three and nine months ended September 30, 2011, the Company recognized losses totaling $1.5 million for corporate debt securities that it determined to be other-than-temporary impaired based on the criteria above. During the three and nine months ended September 30, 2010, the Company recognized losses totaling $0.5 million and $1.7 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired. The Company intended to sell these securities and as a result, the entire amount was recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

For equity securities included in the table above, because the Company has the intent and ability to hold these equity securities until recovery, the related unrealized losses are not considered to be other-than-temporary impairments. During the three and nine months ended September 30, 2011 and 2010, the Company did not recognize any loss for common and preferred stock that it determined to be other-than-temporary impaired based on the criteria above.

As of September 30, 2011, the Company had no corporate debt securities in default. As of December 31, 2010, the Company had corporate debt securities in default with an estimated fair value of $1.1 million from one issuer.

Corporate debt securities sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deteriorated credit quality. The following table shows the net realized gains on the sales of securities (amounts in thousands):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Gross realized gains	$33,881	$17,598	$70,822	$60,398
Gross realized losses	—	—	(477)	—
Net realized gains	$33,881	$17,598	$70,345	$60,398

The Company’s securities available-for-sale portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2011, approximately 47% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by First Data Corporation and SandRidge Energy, Inc., which combined represented $127.0 million, or approximately 16% of the estimated fair value of the Company’s securities available-for-sale. As of December 31, 2010, approximately 60% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by NXP BV and First Data Corporation, which combined represented $208.6 million, or approximately 25% of the estimated fair of value of the Company’s securities available-for-sale.

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities available-for-sale for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	As of September 30, 2011	As of December 31, 2010
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$690,336	$728,558
Total	$690,336	$728,558

Note 5. Corporate Loans and Allowance for Loan Losses

The following table summarizes the Company’s corporate loans as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011			December 31, 2010
	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans
Principal(1)	$6,502,493	$660,399	$7,162,892	$6,398,997	$481,152	$6,880,149
Net unamortized discount	(195,138)	(112,756)	(307,894)	(332,151)	(12,776)	(344,927)
Total amortized cost	6,307,355	547,643	6,854,998	6,066,846	468,376	6,535,222
Lower of cost or fair value adjustment	—	(47,153)	(47,153)	—	(4,748)	(4,748)
Allowance for loan losses	(191,407)	—	(191,407)	(209,030)	—	(209,030)
Net carrying value	$6,115,948	$500,490	$6,616,438	$5,857,816	$463,628	$6,321,444

(1)                                  Principal amount is net of charge-offs and other adjustments totaling $80.4 million and $58.2 million as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company had an allowance for loan losses of $191.4 million and $209.0 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Allowance for loan losses:
Beginning balance	$188,874	$210,218	$209,030	$237,308
Provision for loan losses	2,533	8,087	14,194	8,087
Charge-offs	—	(9,275)	(31,817)	(36,365)
Ending balance	$191,407	$209,030	$191,407	$209,030

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	September 30, 2011	December 31, 2010
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$191,407	$207,633
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	1,397
	$191,407	$209,030
Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$6,330,657	$6,065,596
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	25,007
	$6,330,657	$6,090,603

(1)           Recorded investment is defined as amortized cost plus accrued interest.

As of September 30, 2011, the allocated component of the allowance for loan losses totaled $28.5 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $84.4 million and an aggregate recorded investment of $69.4 million. As of December 31, 2010, the allocated component of the allowance for loan losses totaled $50.1 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $225.6 million and an aggregate recorded investment of $149.8 million.

The following table summarizes the Company’s recorded investment in impaired loans and the related allowance for credit losses for the three and nine months ended September 30, 2011 (amounts in thousands):

For the three months ended September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded	$—	$—	$—	$—	$—
With an allowance recorded	69,420	84,443	28,474	62,982	633
Total	$69,420	$84,443	$28,474	$62,982	$633

For the nine months ended September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded	$—	$—	$—	$4,055	$—
With an allowance recorded	69,420	84,443	28,474	78,993	1,672
Total	$69,420	$84,443	$28,474	$83,048	$1,672

The following table summarizes the Company’s recorded investment in impaired loans and the related allowance for credit losses for the year ended December 31, 2010 (amounts in thousands):

For the year ended December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded	$16,219	$83,215	$—	$12,873	$2,853
With an allowance recorded	133,566	142,377	50,112	133,014	8,256
Total	$149,785	$225,592	$50,112	$145,887	$11,109

As of September 30, 2011 and December 31, 2010, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans are on non-accrual status, the Company’s non-accrual loans also include those held for sale that are measured at the lower of cost or fair value and are not reflected in the table above.

As of September 30, 2011, the Company had loans on non-accrual status with total recorded investment of $171.3 million, which included $69.4 million of impaired loans that were held for investment and $101.9 million of non-accrual loans held for sale. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were non-accrual was $4.0 million and $9.7 million for the three and nine months ended September 30, 2011, respectively, which included $0.6 million for impaired loans that were held for investment and $3.4 million for non-accrual loans held for sale for the three months ended September 30, 2011 and $1.7 million for impaired loans that were held for investment and $8.0 million for non-accrual loans held for sale for the nine months ended September 30, 2011. As of December 31, 2010, the Company had loans on non-accrual status with total recorded investment of $165.1 million, which included $149.8 million of impaired loans that were held for investment and $15.3 million of non-accrual loans held for sale. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $4.1 million and $11.1 million for the three and nine months ended September 30, 2010, respectively.

The Company did not have any corporate loans past due at September 30, 2011 or December 31, 2010.

The unallocated component of the allowance for loan losses totaled $162.9 million and $158.9 million as of September 30, 2011 and December 31, 2010, respectively. As described in Note 2 to these condensed consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of September 30, 2011 and December 31, 2010 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment September 30, 2011 (1)	Recorded Investment December 31, 2010 (1)
High	Senior Secured Loan	$922,482	$945,435
	Second Lien Loan	311,757	389,981
	Subordinated	14,460	—
		$1,248,699	$1,335,416
Moderate	Senior Secured Loan	$665,306	$494,433
	Second Lien Loan	—	38,448
	Subordinated	6,900	4,431
		$672,206	$537,312
Low	Senior Secured Loan	$4,147,964	$3,829,458
	Second Lien Loan	83,400	137,182
	Subordinated	108,968	101,450
		$4,340,332	$4,068,090
	Total Unallocated	$6,261,237	$5,940,818
	Total Allocated	69,420	149,785
	Total Loans Held for Investment	$6,330,657	$6,090,603

(1)           Recorded investment is defined as amortized cost plus accrued interest.

During the three and nine months ended September 30, 2011, the Company transferred $129.3 million and $817.9 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and nine months ended September 30, 2010, the Company transferred $187.0 million and $936.1 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. Also, during the three and nine months ended September 30, 2011, the Company transferred $88.1 million and $377.0 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Also, during the three and nine months ended September 30, 2010, the Company transferred  $192.2 million and $272.2 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present.

During the three and nine months ended September 30, 2011, the Company recorded charge-offs totaling zero and $31.8 million, respectively, comprised primarily of loans transferred to loans held for sale. During the three and nine months ended September 30, 2010, the Company recorded charge-offs totaling $9.3 million and $36.4 million, respectively, comprised primarily of loans transferred to loans held for sale.

As of September 30, 2011, the Company had $500.5 million of loans held for sale, an increase of $36.9 million from December 31, 2010, due to additional loans the Company determined it had the intention of selling. The Company recorded a $43.8 million and $56.2 million net charge to earnings during the three and nine months ended September 30, 2011, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $500.5 million as of September 30, 2011. The Company reduced the lower of cost or estimated fair value allowance by $8.8 million and recorded a $21.4 million net charge to earnings during the three and nine months ended September 30, 2010, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale.

As of September 30, 2011, the Company had no corporate loans in default. As of December 31, 2010, the Company held corporate loans that were in default with a total amortized cost of $18.6 million from one issuer. The majority of corporate loans in default during 2010 were included in the loans for which the allocated component of the Company’s allowance for losses was related to, or for which the Company determined were loans held for sale as of December 31, 2010.

The Company did not modify any loans that qualified as troubled debt restructurings during the three and nine months ended September 30, 2011 and 2010. The Company did modify zero and $1.2 billion amortized cost of corporate loans during the three and nine months ended September 30, 2011, respectively. The Company modified $200.8 million and $464.3 million amortized cost of corporate loans during the three and nine months ended September 30, 2010, respectively. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2011, approximately 47% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $1.0 billion, or approximately 14% of the aggregated amortized cost basis of the Company’s corporate loans. As of December 31, 2010, approximately 51% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Texas Competitive Electric Holdings Company LLC, Modular Space Corporation, and U.S. Foodservice, which combined represented $1.1 billion, or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans.

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans held for sale and corporate loans pledged as collateral as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	As of September 30, 2011	As of December 31, 2010
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$6,569,246	$6,152,924
Total	$6,569,246	$6,152,924

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

Note 7. Borrowings

Certain information with respect to the Company’s borrowings as of September 30, 2011 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$728,103	0.58%	2,035	$784,552
CLO 2005-2 senior secured notes	766,706	0.63	2,249	869,978
CLO 2006-1 senior secured notes	683,265	0.68	2,521	875,346
CLO 2007-1 senior secured notes	2,075,040	0.84	3,515	2,377,971
CLO 2007-1 junior secured notes(2)	61,491	—	3,515	70,468
CLO 2007-A senior secured notes	831,185	1.20	2,207	909,562
CLO 2007-A junior secured notes(3)	10,821	—	2,207	11,841
CLO 2011-1 senior debt	439,409	1.60	2,511	542,361
Total collateralized loan obligation secured debt	5,596,020			6,442,079
CLO 2007-1 junior secured notes to affiliates(4)	300,396	—	3,515	342,382
CLO 2007-A junior secured notes to affiliates(5)	65,452	—	2,207	71,624
Total collateralized loan obligation junior secured notes to affiliates	365,848			414,006
Senior secured credit facility	—	3.62	946	—
Asset-based borrowing facility(6)	38,300	2.59	1,497	88,769
Total credit facilities	38,300			88,769
7.0% Convertible senior notes	135,437	7.00	289	—
7.5% Convertible senior notes	164,440	7.50	1,934	—
Junior subordinated notes	283,517	5.40	9,170	—
Total borrowings	$6,583,562			$6,944,854

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

(3)                                  CLO 2007-A junior secured notes consist of $6.2 million of mezzanine notes with a weighted average borrowing rate of 6.9% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

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

(6)                                  Collateral for borrowings consists of oil and gas assets purchased for an aggregate purchase price of approximately $89.1 million, whereby no impairment was deemed to exist. These oil and gas assets are included in other assets in the condensed consolidated balance sheets at carrying amount.

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

(1)                                  Collateral for borrowings consists of corporate loans, securities available-for-sale, and equity investments, at estimated fair value.

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

CLO Debt

On March 31, 2011, the Company closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, the Company entered into a senior loan agreement (the “CLO 2011-1 Agreement”) through which CLO 2011-1 was able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. On July 6, 2011, the Company amended the CLO 2011-1 Agreement to upsize the transaction to $600.0 million, whereby CLO 2011-1 is able to borrow up to an additional $150.0 million, or total of $450.0 million. Under the amended CLO 2011-1 Agreement, the CLO 2011-1 senior loan matures on August 15, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month London interbank offered rate (“LIBOR”) plus 1.35%.  As of September 30, 2011, the Company had $439.4 million of borrowings outstanding under the CLO 2011-1 Agreement.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011. As a result, principal proceeds from the assets held in each of these three transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three and nine months ended September 30, 2011, $253.1 million and $474.7 million, respectively, of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction.

During 2010, in an open market auction, the Company purchased $10.3 million of mezzanine notes issued by CLO 2007-A for $5.5 million and $72.7 million of mezzanine and subordinate notes issued by CLO 2007-1 for $38.8 million, both of which were previously held by an affiliate of the Manager. These transactions resulted in the Company recording an aggregate gain on extinguishment of debt totaling $38.7 million during the nine months ended September 30, 2010.

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

As of September 30, 2011, the Company had no borrowings outstanding under the 2014 Facility.

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

As of September 30, 2011, the Company had $38.3 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, the Company had a letter of credit outstanding totaling $1.0 million.

As of September 30, 2011, the Company believes it was in compliance with the covenant requirements for both credit facilities.

Convertible Debt

On January 15, 2010, the Company issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”). The 7.5% Notes bear interest at a rate of 7.5% per annum on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company’s right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of September 30, 2011, the conversation rate for each $1,000 principal amount of 7.5% Notes was 130.0516 common shares.

In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company’s condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010. The remaining liability component of $164.4 million and $163.6 million as of September 30, 2011 and December 31, 2010, respectively, which is included within convertible senior notes on the Company’s condensed consolidated balance sheet as of September 30, 2011 and December 31, 2010, is comprised of the principal $172.5 million less the unamortized debt discount of $8.1 million and $8.9 million, respectively. The total debt discount amortization recognized for the three and nine months ended September 30, 2011 was $0.3 million and $0.9 million, respectively. The total debt discount amortization recognized for the three and nine months ended September 30, 2010 was $0.3 million and $0.8 million, respectively. The debt discount will continue to be amortized at the effective interest rate of 8.6%. For the three and nine months ended September 30, 2011, the total interest expense recognized on the 7.5% Notes was $3.2 million and $9.7 million, respectively. For the three and nine months ended September 30, 2010, the total interest expense recognized on the 7.5% Notes was $3.2 million and $9.2 million, respectively.

On August 23, 2011, the Company repurchased $45.1 million par amount of its 7.0% convertible senior notes due July 15, 2012 (the “7.0% Notes”). This transaction resulted in the Company recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs during the third quarter of 2011. As of September 30, 2011, the Company had committed to purchase an additional $1.2 million par amount of its 7.0% Notes. The 7.0% Notes are convertible into the Company’s common shares at a conversion price of $31.00. This conversion rate for each $1,000 principal amount of 7.0% Notes is 32.2581 of the Company’s common shares.

During the first quarter of 2010, the Company repurchased an aggregate $95.2 million par amount of the 7.0% Notes. These transactions resulted in the Company recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during 2010.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	As of September 30, 2011		As of December 31, 2010
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$508,333	$(100,849)	$483,333	$(58,365)
Free-Standing Derivatives:
Commodity swaps	—	3,322	—	(226)
Credit default swaps—protection sold	33,500	(3,653)	13,500	492
Total rate of return swaps	—	159	—	104
Foreign exchange forward contracts	(231,582)	(16,004)	(154,405)	(17,296)
Foreign exchange options	130,207	15,909	130,207	14,791
Common stock warrants	—	3,225	—	3,453
Total	$440,458	$(97,891)	$472,635	$(57,047)

Cash Flow Hedges

The Company uses interest rate derivatives consisting of swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Company designates these financial instruments as cash flow hedges.

In September 2011, the Company entered into a $25.0 million notional pay-fixed, receive-variable interest rate swap. In June 2010, the Company entered into a $100.0 million notional pay-fixed, receive-variable interest rate swap. These swaps have been designated as cash flow hedges, the objective of which is to eliminate the variability of cash flows in the interest payments of the Company’s floating rate junior subordinated notes debt due to fluctuations in the indexed rate. Changes in value of the interest rate swap are recorded through other comprehensive (loss) income, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period. The hedged transaction period is through July 2037 for the $25.0 million interest rate swap and October 2036 for the $100.0 million interest rate swap; both dates are the stated maturities of the applicable floating rate junior subordinated debt.

The following table shows the net losses recognized in other comprehensive (loss) income related to derivatives in cash flow hedging relationships for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Losses recognized in other comprehensive (loss) income on cash flow hedges	$(40,636)	$(17,609)	$(42,463)	$(44,432)

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

Gains and losses on free-standing derivatives are reported on the condensed consolidated statements of operations in net realized and unrealized (loss) gain on derivatives and foreign exchange. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three and nine months ended September 30, 2011 and 2010, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

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

As of September 30, 2011 and December 31, 2010, the Company had sold protection with a notional amount of $33.5 million and $13.5 million, respectively. The Company sells protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives.

Commodity Derivatives

In an effort to minimize the effects of the volatility of oil, natural gas and natural gas liquids prices, the Company will from time to time, enter into derivative instruments such as swap contracts to hedge its forecasted commodities sales. The Company does not designate these contracts as cash flow hedges and as such, the changes in fair value of these instruments are recorded in current period earnings.

The Company entered into commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive-fixed, pay-floating swaps for certain years through 2015. For the three and nine months ended September 30, 2011, the Company had an immaterial amount of commodity derivatives settlements, which are settled monthly.

Note 9. Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows (amounts in thousands):

	As of September 30, 2011	As of December 31, 2010
Net unrealized gains on available-for-sale securities	$60,593	$189,139
Net unrealized losses on cash flow hedges	(98,006)	(55,543)
Accumulated other comprehensive (loss) income	$(37,413)	$133,596

The components of changes in other comprehensive (loss) income were as follows (amounts in thousands):

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Unrealized (losses) gains on securities available-for-sale:
Unrealized (losses) gains arising during period	$(69,657)	$51,787	$(58,568)	$41,676
Reclassification adjustments for gains realized in net income(1)	(33,881)	(18,120)	(69,978)	(64,498)
Unrealized (losses) gains on securities available-for-sale	(103,538)	33,667	(128,546)	(22,822)
Unrealized losses on cash flow hedges	(40,636)	(17,609)	(42,463)	(44,432)
Other comprehensive (loss) income	$(144,174)	$16,058	$(171,009)	$(67,254)

(1)                                  Excludes an impairment charge of $1.5 million for investments which were determined to be other-than-temporary for the both the three and nine months ended September 30, 2011. Excludes an impairment charge of $0.5 million and $1.7 million for investments which were determined to be other-than-temporary for the three and nine months ended September 30, 2010, respectively.

Note 10. Commitments & Contingencies

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of September 30, 2011 and December 31, 2010, the Company had committed to purchase corporate loans with aggregate commitments totaling $101.6 million and $90.9 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of September 30, 2011 and December 31, 2010, the Company had unfunded financing commitments for corporate loans totaling $8.2 million and $31.6 million, respectively. In addition, as of September 30, 2011 and December 31, 2010, the Company had unfunded financing commitments for private equity investments totaling $7.7 million and $13.1 million, respectively. The Company did not have any material losses as of September 30, 2011, nor does it expect material losses related to those corporate loans and private equity investments for which it committed to purchase and fund.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of September 30, 2011, the 2007 Share Incentive Plan authorizes a total of 8,589,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On January 21, 2011, the Compensation Committee of the board of directors granted the Manager 240,845 restricted common shares subject to graded vesting over four years with the final vesting date of March 1, 2015. On August 9, 2011, the board of directors were granted 50,566 restricted common shares subject to graded vesting over three years with the final vesting date of August 9, 2014.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2011	1,097,000	212,604	1,309,604
Issued	240,845	50,566	291,411
Vested	(1,097,000)	(92,903)	(1,189,903)
Cancelled	—	(24,591)	(24,591)
Unvested shares as of September 30, 2011	240,845	145,676	386,521

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $7.43 and $8.78 per share at September 30, 2011 and 2010, respectively. There were $2.2 million of total unrecognized compensation costs related to unvested restricted common shares granted as of September 30, 2011 and 2010. These costs are expected to be recognized over the next four years.

As of September 30, 2011 and 2010, 1,932,279 common share options were exercisable. As of September 30, 2011, the common share options were fully vested and expire in August 2014. The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2011	1,932,279	$20.00

For the three and nine months ended September 30, 2011 and 2010, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Restricted shares granted to Manager	$136	$1,943	$2,077	$4,437
Restricted shares granted to certain directors	212	189	614	901
Total share-based compensation expense	$348	$2,132	$2,691	$5,338

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

Base Management Fees and Manager Share-Based Compensation

For the three and nine months ended September 30, 2011, the Company incurred $6.7 million and $19.5 million, respectively, in base management fees. As of September 30, 2011, the Company had $2.2 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.1 million and $2.1 million for the three and nine months ended September 30, 2011, respectively (see Note 11). For the three and nine months ended September 30, 2010, the Company incurred $4.9 million and $13.7 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $1.9 million and $4.4 million, respectively, for the three and nine months ended September 30, 2010 (see Note 11).

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

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the New York Stock Exchange is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended September 30, 2011 and 2010 and $6.6 million during each of the nine months ended September 30, 2011 and 2010.

Incentive Fees

During the three and nine months ended September 30, 2011, the Manager earned zero and $28.2 million, respectively, of incentive fees. During the three and nine months ended September 30, 2010, the Manager earned $9.4 million and $30.3 million, respectively, of incentive fees. Of this amount, the Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by the Company as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A during the quarter ended March 31, 2010. Incentive fees are included in related party management compensation on the Company’s condensed consolidated statement of operations.

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

During the three and nine months ended September 30, 2011, the collateral manager waived management fees for all CLOs, except for CLO 2005-1, totaling $8.4 million and $25.6 million, respectively. During the three and nine months ended September 30, 2010, the collateral manager waived management fees for all CLOs, except for CLO 2005-1, totaling $8.7 million and $21.9 million, respectively. For the three and nine months ended September 30, 2011, the Company recorded an expense for CLO management fees totaling $1.3 million and $4.0 million, respectively. For the three and nine months ended September 30, 2010, the Company recorded an expense for CLO management fees of $1.3 million and $4.1 million, respectively.

Reimbursable General and Administrative Expenses

Beginning January 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO management fees received by the Manager. For the three and nine months ended September 30, 2010, the Manager permanently waived reimbursement of allocable general and administrative expenses totaling zero and $2.4 million, respectively. Due to the reinstatement of waived CLO management fees beginning with two CLOs in the second half of 2009, effective June 2010, all incremental CLO management fees received by the Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the three and nine months ended September 30, 2011, there were no reimbursable general and administrative expenses waived by the Manager; rather, the Company incurred reimbursable general and administrative expenses to its Manager of $1.6 million and $4.9 million, respectively, as compared to $1.3 million and $2.2 million for the three and nine months ended September 30, 2010, respectively.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of September 30, 2011, the aggregate par amount of these affiliated investments totaled $2.5 billion, or approximately 30% of the total investment portfolio, and consisted of 28 issuers. The total $2.5 billion in affiliated investments was comprised of $2.2 billion of corporate loans, $199.9 million of corporate debt securities available-for-sale and $58.6 million of equity investments, at estimated fair value. As of December 31, 2010, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 30% of the total investment portfolio, and consisted of 27 issuers. The total $2.4 billion in affiliated investments was comprised of $2.1 billion of corporate loans, $314.2 million of corporate debt securities available-for-sale and $25.6 million of equity investments, at estimated fair value.

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

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 (amounts in thousands):

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$459,043	$459,043	$885,254	$885,254
Securities available-for-sale	786,195	786,195	838,894	838,894
Corporate loans, net of allowance for loan losses of $191,407 and $209,030 as of September 30, 2011 and December 31, 2010 respectively	6,115,948	5,904,793	5,857,816	6,060,530
Corporate loans held for sale	500,490	537,112	463,628	473,681
Residential mortgage-backed securities	88,209	88,209	93,929	93,929
Equity investments, at estimated fair value	170,175	170,175	99,955	99,955
Interest and principal receivable	59,917	59,917	57,414	57,414
Derivative assets	26,066	26,066	19,519	19,519
Private equity investments, at cost(1)	3,672	1,675	4,800	5,051
Financial Liabilities:
Collateralized loan obligation secured debt	$5,596,020	$5,248,045	$5,630,272	$5,176,052
Collateralized loan obligation junior secured notes to affiliates	365,848	288,913	366,124	254,522
Credit facilities	38,300	38,300	18,400	18,400
Convertible senior notes	299,877	356,203	344,142	425,564
Junior subordinated notes	283,517	263,671	283,517	264,025
Accounts payable, accrued expenses and other liabilities	51,404	51,404	14,193	14,193
Accrued interest payable	15,987	15,987	22,846	22,846
Accrued interest payable to affiliates	7,579	7,579	6,316	6,316
Related party payable	3,687	3,687	12,988	12,988
Securities sold, not yet purchased	1,192	1,192	—	—
Derivative liabilities	123,957	123,957	76,566	76,566

(1)                                  During the three and nine months ended September 30, 2011, the Company recognized a loss totaling zero and $1.1 million, respectively for private equity investments, at cost, that it determined to be other-than-temporarily impaired based on the estimated fair value using unobservable inputs. Private equity investments, at cost are included in other assets on the condensed consolidated balance sheets.

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
Assets:
Securities available-for-sale	$5,417	$712,831	$67,947	$786,195
Residential mortgage-backed securities	—	—	88,209	88,209
Equity investments, at estimated fair value	1,231	34,971	133,973	170,175
Total rate of return swaps	—	—	159	159
Foreign exchange options, net	—	—	15,909	15,909
Common stock warrants	1,046	—	2,179	3,225
Commodities swaps, net	—	3,322	—	3,322
Other assets	—	—	1,706	1,706
Total	$7,694	$751,124	$310,082	$1,068,900
Liabilities:
Securities sold, not yet purchased	$(1,192)	$—	$—	$(1,192)
Cash flow interest rate swaps, net	—	(100,849)	—	(100,849)
Foreign exchange forward contracts, net	—	(16,004)	—	(16,004)
Credit default swaps—protection sold	—	(3,653)	—	(3,653)
Total	$(1,192)	$(120,506)	$—	$(121,698)

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2011
Loans held for sale(1)	$—	$397,115	$—	$397,115
Total	$—	$397,115	$—	$397,115

(1)                                  As of September 30, 2011, total loans held for sale had a carrying value of $500.5 million of which $397.1 million was carried at estimated fair value and the remaining $103.4 million carried at amortized cost. The $397.1 million carried at estimated fair value was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market.

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended September 30, 2011 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Other Assets
Beginning balance as of July 1, 2011	$93,075	$88,538	$156,684	$163	$4,399	$18,952	$1,119
Total gains or losses (realized and unrealized):
Included in earnings(1)	(611)	1,428	(14,417)	(4)	(37)	(3,043)	1,027
Included in other comprehensive (loss) income	(8,982)	—	—	—	—	—	—
Transfers out of Level 3(2)	(17,332)	—	(28,546)	—	—	—	—
Purchases	2,761	—	20,252	—	—	—	400
Sales	—	—	—	—	—	—	—
Settlements	(964)	(1,757)	—	—	(2,183)	—	(840)
Ending balance as of September 30, 2011	$67,947	$88,209	$133,973	$159	$2,179	$15,909	$1,706
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$10,620	$(2,622)	$—	$(536)	$(3,043)	$1,027

(1)                                  Amounts are included in net realized and unrealized (loss) gain on investments, net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

(2)                                  Certain securities available-for-sale and equity investments, at estimated fair value, were transferred out of Level 3 primarily the result of additional observable inputs from third party broker quotes. There were no significant transfers in to Level 3 from Level 1 or 2.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the nine months ended September 30, 2011 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Other Assets
Beginning balance as of January 1, 2011	$83,097	$93,929	$84,932	$104	$3,453	$14,791	$—
Total gains or losses (realized and unrealized):
Included in earnings(1)	(356)	(373)	28,471	55	909	1,118	1,031
Included in other comprehensive (loss) income	(6,043)	—	—	—	—	—	—
Transfers out of Level 3(2)	(4,346)	—	(28,546)	—	—	—	—
Purchases	8,903	—	40,344	—	—	—	400
Sales	(1,665)	—	(286)	—	—	—	—
Settlements	(11,643)	(5,347)	9,058	—	(2,183)	—	275
Ending balance as of September 30, 2011	$67,947	$88,209	$133,973	$159	$2,179	$15,909	$1,706
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$17,729	$33,952	$—	$(536)	$1,118	$1,031

(1)                                  Amounts are included in net realized and unrealized (loss) gain on investments, net realized and unrealized (loss) gain on derivatives and foreign exchange or net realized and unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value in the condensed consolidated statements of operations.

(2)                                  Certain securities available-for-sale and equity investments, at estimated fair value, were transferred out of Level 3 primarily the result of additional observable inputs from third party broker quotes. There were no significant transfers in to Level 3 from Level 1 or 2.

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the nine months ended September 30, 2010 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options	Free-Standing Derivatives Interest Rate Swaps
Beginning balance as of January 1, 2010	$81,288	$47,572	$18,289	$11,809	$2,471	$—	$(281)
Transfers in from deconsolidation (1)	—	74,366	—	—	—	—	—
Total gains or losses (realized and unrealized):
Included in earnings(2)	4,927	(5,076)	(8,732)	1,801	135	15,309	1,348
Included in other comprehensive (loss) income	6,957	—	—	—	—	—	—
Transfers in to level 3(3)	22,788	—	41,740	—	—	—	—
Purchases, sales, other settlements and issuances, net	(3,126)	(10,610)	17,635	(13,475)	320	—	205
Ending balance as of September 30, 2010	$112,834	$106,252	$68,932	$135	$2,926	$15,309	$1,272
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(2)	$—	$5,383	$(8,732)	$—	$135	$15,309	$151

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

(3)                                  Certain securities available-for-sale and equity investments, at estimated fair value, were transferred in to level 3 reflection reduced transparency of prices for these financial instruments as a result of less trading activity.

Note 14. Subsequent Events

On November 3, 2011, the Company’s board of directors declared a cash distribution for the quarter ended September 30, 2011 on the Company’s common shares of $0.18 per share. The distribution is payable on December 1, 2011 to common shareholders of record as of the close of business on November 17, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections, including, but not limited to, statements regarding the level of future collateralized loan obligation investments, our liquidity and the potential to issue future capital or refinance or replace existing indebtedness. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on February 28, 2011, as further supplemented by the disclosure under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

Executive Overview

We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our manager with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, mezzanine, special situations, natural resources, commercial real estate and private equity. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, high yield debt securities and private equity. The corporate loans that we hold are purchased via assignment or participation in the primary or secondary market. In addition to the financial instruments we hold across our strategies, we also deploy capital to both working and royalty interests in oil and gas properties through our natural resources strategy.

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of six CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), and KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”) (collectively the “Cash Flow CLOs”). In addition, our CLO transactions include KKR Financial CLO 2009-1 Ltd. (“CLO 2009-1”). However, as all of the debt of CLO 2009-1 was retired in July 2009, CLO 2009-1 is excluded from our six Cash Flow CLOs above. We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. Our common shares are publicly traded on the New York Stock Exchange under the symbol “KFN”. We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

We are managed by KKR Financial Advisors LLC (our “Manager”), a wholly-owned subsidiary of KKR Asset Management LLC, pursuant to a management agreement (the “Management Agreement”). KKR Asset Management LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Business Environment

The third quarter of 2011 was plagued with continued volatility and uncertainty as concerns about the eurozone debt crisis and global economic conditions persisted. Combined with various proposed regulatory reform measures and global downgrades, we witnessed a flight to treasuries from risk-averse investors as overall asset valuations declined. Overall, the S&P/LSTA Loan index returned (3.9)% for the third quarter of 2011 and (1.3)% for the first nine months of 2011, while the Merrill Lynch High Yield Master II index returned (6.3)% for the third quarter of 2011 and (1.7)% for the first nine months of 2011. Despite the lower asset prices across markets given the uncertain macroeconomic environment, there were fewer defaults for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 as evidenced by the S&P LSTA Lagging 12-Month Default Rate, which decreased to 0.9% in September 2011 from 1.5% in June 2011 and 2.9% in December 2010.

During the third quarter of 2011, interest rates in the U.S. increased, albeit only slightly, with the three-month London interbank offered rate (“LIBOR”) at 0.37% as of September 30, 2011, compared to 0.25% as of June 30, 2011 and 0.29% as of September 30, 2010. In order to compensate investors for owning higher-risk assets by providing an income premium, the number of assets with LIBOR floors increased. As of September 30, 2011, 31.4% of our floating corporate debt portfolio had LIBOR floors compared to 26.2% as of June 30, 2011 and 21.0% as of September 30, 2010.

Summary of Results

Our net income for the three and nine months ended September 30, 2011 totaled $39.8 million (or $0.22 per diluted common share), and $241.1 million (or $1.32 per diluted common share), respectively, as compared to net income of $82.3 million (or $0.52 per diluted common share), and $292.9 million (or $1.85 per diluted common share), for the three and nine months ended September 30, 2010, respectively. The decrease in net income of $42.5 million from the three months ended September 30, 2010 to the same period in 2011 was primarily due to the $24.5 million net realized and unrealized loss on investments during the three months ended September 30, 2011, which included a $43.8 million lower of cost or estimated fair value adjustment to corporate loans held for sale. In comparison, the three months ended September 30, 2010 had $19.4 million of net realized and unrealized gain on investments. The decrease in net income of $51.8 million from the nine months ended September 30, 2010 compared to the same period in 2011 was attributable to a decline of $41.2 million in total other income and an increase of $19.1 million in non-investment expenses, partially offset by $16.4 million of additional net investment income. For the nine months ended September 30, 2010, total other income included a one-time net gain on restructuring and extinguishment of debt of $40.0 million primarily related to the purchase of notes issued by CLO 2007-A and CLO 2007-1. The components of these amounts for the three and nine months ended September 30, 2011 and 2010 are detailed further below under “Results of Operations.”

Book value per share decreased $0.77 from $9.91 as of June 30, 2011 and $0.10 from $9.24 as of December 31, 2010 to $9.14 as of September 30, 2011. The decrease in book value per share from June 30, 2011 was primarily driven by a decrease in our accumulated other comprehensive income, a component of shareholders’ equity, of $0.81 per share primarily as a result of declines in value of our securities-available-for sale and interest rate swaps designated as cash flow hedges, as well as our quarterly distribution to shareholders of $0.18 per common share, partially offset by our earnings for the quarter of $0.22 per common share. The decrease in book value per share from December 31, 2010 was also driven by a decrease in our accumulated other comprehensive income of $0.96 per share and our aggregate distributions to shareholders of $0.49 per common share, partially offset by earnings for the year of $1.35 per common share.

Cash Distributions to Shareholders

On November 3, 2011, our board of directors declared a cash distribution for the quarter ended September 30, 2011 on our common shares of $0.18 per share. The distribution is payable on December 1, 2011 to common shareholders of record as of the close of business on November 17, 2011.

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

Consolidation

CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are all variable interest entities (“VIEs”) that we consolidate as we have determined we have the power to direct the activities that most significantly impact these entities’ economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

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

The majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of September 30, 2011, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $7.6 billion par amount or $6.8 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consists of the following as of September 30, 2011:

•                  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.8 billion and estimated fair value of $6.2 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 4.4%, of which 99.9% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 3.7%. The remaining 0.1% are fixed rate with a weighted average coupon of 11.5%.

•                  Corporate debt securities: Corporate debt securities consists of high yield bonds held through our CLOs with an aggregate par amount of $755.0 million and estimated fair value of $690.3 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 8.3%, of which 77.2% of the corporate debt securities are fixed rate with a weighted average coupon of 9.6%. The remaining 22.8% are floating rate with a weighted average coupon spread to LIBOR of 3.8%.

Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of September 30, 2011, the contractual notional balance of these amortizing interest rate swaps was $383.3 million.

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

The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager, an affiliate of our Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011. As a result, principal proceeds from the assets held in each of these three transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three and nine months ended September 30, 2011, $253.1 million and $474.7 million, respectively, of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call in a CLO transaction by redeeming the notes and reinvesting the proceeds into a new CLO.

On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of September 30, 2011:

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

•                  Corporate loans: Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans are comprised of loans eligible to be included in future CLO transactions with an aggregate par value of $51.1 million and estimated fair value of $45.9 million. Corporate loans held for future CLO transactions have a weighted average coupon of 4.1%, with all of the corporate loans being floating rate with a weighted average coupon spread to LIBOR of 3.4%. In addition, these corporate loans include loans that are not being held for future CLO transactions with an aggregate par value of $277.1 million and estimated fair value of $150.4 million. These loans have a weighted average coupon of 6.6%, with all of the corporate loans being floating rate with a weighted average coupon spread to LIBOR of 5.3%. In addition, we hold equity from two issuers with an estimated fair value of $20.7 million, which were restructured from debt instruments to equity.

•                  Corporate debt securities: Our corporate debt securities consists of high yield bonds. These corporate debt securities are comprised of debt securities that are not being held for future CLO transactions with an aggregate par value of $21.0 million and estimated fair value of $18.8 million. These debt securities are fixed rate with a weighted average coupon of 10.7%.

•                  Mezzanine: Our mezzanine holdings consist of (i) $46.4 million par amount of debt with an estimated fair value of $46.3 million and (ii) $12.5 million amortized cost of equity with an estimated fair value of $11.4 million. The $46.4 million par amount of mezzanine debt has a weighted average coupon of 13.6%.

•                  Special situations: Our special situations holdings consist of (i) $141.1 million par amount of debt with an $108.2 million amortized cost and estimated fair value of $112.8 million, (ii) $35.9 million amortized cost of equity, including warrants, with an estimated fair value of $32.0 million, and (iii) $5.2 million amortized cost of other investments with an estimated fair value of $5.6 million. The $141.1 million par amount of debt has a weighted average coupon of 8.3%.

•                  Natural resources: Our natural resources holdings consist of (i) private equity focused on the oil and gas sector with an aggregate cost basis of $29.6 million and an estimated fair value of $63.4 million, (ii) oil and gas working interests in proved developed and proved undeveloped properties in Texas with a carrying amount of $88.8 million, partially financed with $38.3 million borrowed under a non-recourse, asset-based credit facility, and (iii) overriding royalty interests with a carrying amount of $52.7 million.

•                  Private equity: Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $53.2 million with an estimated fair value of $45.4 million.

•                  Residential mortgage backed securities (“RMBS”): Our RMBS have an aggregate par amount of $196.4 million with an estimated fair value of $88.2 million.

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, at estimated fair value, certain securities sold, not yet purchased and certain financial instruments classified as derivatives.

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments, at estimated fair value, RMBS, at estimated fair value and certain financial instruments classified as derivatives.

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

Equity Investments, at Estimated Fair Value:  Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparable securities, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended September 30, 2011, share-based compensation totaled $0.3 million. As of September 30, 2011, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.2 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of September 30, 2011, the common share options were fully vested and expire in August 2014. As of September 30, 2011, future unamortized share-based compensation totaled $2.2 million, of which the following will be recognized: $0.4 million in 2011, $1.1 million in 2012 and $0.7 million in 2013 through 2015.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of September 30, 2011, the estimated fair value of our net derivative liabilities totaled $97.9 million.

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

The amount of the loss that is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary is dependent on certain factors. If the security is an equity security or if the security is a debt security that we intend to sell or estimate that it is more likely than not that we will be required to sell before recovery of its amortized cost, then the impairment amount recognized in earnings is the entire difference between the estimated fair value of the security and its amortized cost. For debt securities that we do not intend to sell or estimate that we are not more likely than not to be required to sell before recovery, the impairment is separated into the estimated amount relating to credit loss and the estimated amount relating to all other factors. Only the estimated credit loss amount is recognized in earnings, with the remainder of the loss amount recognized in other comprehensive (loss) income.

This process involves a considerable amount of judgment by our management. As of September 30, 2011, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $24.2 million, which if not recovered may result in the recognition of future losses. During both the three and nine months ended September 30, 2011, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $1.5 million.

Allowance for Loan Losses

Our corporate loan portfolio is comprised of a single portfolio segment which includes one class of financing receivables, that is, high yield loans that are purchased via assignment or participation in either the primary or secondary market and are held primarily for investment. High yield loans are generally characterized as having below investment grade ratings or being unrated.

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

There are three internally assigned risk grades that are applied to loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of possible loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of loss, there are issuer and/or industry specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All loans held for investment, with the exception of loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of September 30, 2011, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations.

As of September 30, 2011, our allowance for loan losses totaled $191.4 million.

Results of Operations

Summary

The following discussion presents an analysis of our results of operations on a comparative basis for the three and nine months ended September 30, 2011 and 2010. Our results of operations may be materially affected by market fluctuations and current economic events, particularly in the fixed income and equity markets. A summary of key financial results are as follows (amounts in thousands, except per share information):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Net investment income	$86,615	$78,320	$254,790	$238,404
Total other (loss) income	(29,306)	26,627	79,708	120,930
Total non-investment expenses	17,886	22,153	85,063	65,980
Income before income tax expense	39,423	82,794	249,435	293,354
Income tax (benefit) expense	(397)	452	8,344	489
Net income	$39,820	$82,342	$241,091	$292,865

Net income per share—diluted	$0.22	$0.52	$1.32	$1.85

Net Investment Income

The following table presents the components of our net investment income for the three and nine months ended September 30, 2011 and 2010:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Investment Income:
Corporate loans and securities interest income	$98,501	$96,523	$288,136	$273,139
Residential mortgage-backed securities interest income	3,352	5,518	11,311	19,169
Other investment income	9,994	27	19,568	140
Dividend income	106	2	4,775	1,946
Net discount accretion	22,487	20,179	81,823	69,571
Total investment income	134,440	122,249	405,613	363,965
Interest Expense:
Collateralized loan obligation secured debt	15,306	16,490	45,508	44,271
Credit facilities	837	628	2,289	12,299
Convertible senior notes	6,763	6,966	20,755	21,193
Junior subordinated notes	3,875	3,930	11,615	11,698
Interest rate swaps	5,707	2,022	17,049	10,730
Other interest expense	116	15	487	211
Total interest expense	32,604	30,051	97,703	100,402
Interest expense to affiliates	12,688	5,791	38,926	17,072
Provision for loan losses	2,533	8,087	14,194	8,087
Net investment income	$86,615	$78,320	$254,790	$238,404

As presented in the table above, net investment income increased $8.3 million and $16.4 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Total investment income, consisting primarily of interest income, other investment income and discount accretion from our investment portfolio, totaled $134.4 million and $405.6 million for the three and nine months ended September 30, 2011, respectively, and $122.2 million and $364.0 million for the three and nine months ended September 30, 2010, respectively.

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

The increase in total investment income of $12.2 million from the three months ended September 30, 2010 to 2011 was primarily attributable to other investment income increasing $10.0 million related to revenue earned on our working and royalty interests in oil and gas properties. As we began acquiring working and royalty interests during the fourth quarter of 2010, no such revenue was earned or recorded in prior year periods.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The increase in total investment income of $41.6 million from the nine months ended September 30, 2010 to 2011 was primarily attributable to (i) corporate loans and securities interest income increasing $15.0 million, (ii) other investment income increasing $19.4 million and (iii) net discount accretion increasing $12.3 million. First, the increase in corporate loans and securities income of $15.0 million, or 5%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 is primarily attributable to a larger corporate debt portfolio, combined with an increase in the weighted average coupon of our corporate debt portfolio from 4.6% for the nine months ended September 30, 2010 to 4.9% for the nine months ended September 30, 2011, calculated based on the average par balances for the respective periods. The increase in the weighted average coupon of our corporate debt portfolio is due to an increase in the percentage of our corporate debt portfolio with LIBOR floors from 21.0% as of September 30, 2010 to 31.4% as of September 30, 2011, as well as the acquisition of holdings during the nine months ended September 30, 2011 with comparatively higher rates. Second, the increase in other investment income of $19.4 million from the nine months ended September 30, 2010 compared to the same period in 2011 is primarily attributable to revenue earned on our working and royalty interests in oil and gas properties. As we began acquiring working and royalty interests in oil and gas properties during the fourth quarter of 2010, no such revenue was earned or recorded in prior year periods. As we continue to grow our natural resources holdings, we expect the related net revenue to steadily increase as production increases through the acquisition of additional oil and gas assets and drilling of existing undeveloped property. Lastly, net discount accretion increased $12.3 million primarily due to principal prepayments on our corporate debt portfolio which resulted in an additional $9.1 million of accelerated discount accretion during the nine months ended September 30, 2011, compared to the same period in 2010.

The increase in total investment income was slightly offset by an increase in interest expense to affiliates of $21.9 million from the nine months ended September 30, 2010 to 2011 due to all Cash Flow CLOs passing certain compliance tests in 2011 and thereby, resuming payments to mezzanine and subordinate note holders, including an affiliate of our Manager. In addition, a provision for loan losses totaling $14.2 million was recorded for the nine months ending September 30, 2011, compared to $8.1 million for the same period in 2010.

Other (Loss) Income

The following table presents the components of other income for the three and nine months ended September 30, 2011 and 2010:

Comparative Other (Loss) Income Components

(Amounts in thousands)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaps	$—	$(3,482)	$—	$1,350
Commodity swaps	3,450	—	3,573	—
Credit default swaps	(2,568)	448	(2,897)	1,703
Total rate of return swaps	(4)	98	55	1,801
Common stock warrants	(980)	84	34	135
Foreign exchange(1)	(7,501)	6,683	(966)	(8,426)
Options	—	—	(94)	—
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(7,603)	3,831	(295)	(3,437)
Net realized loss on residential mortgage-backed securities, at estimated fair value	(9,408)	(6,206)	(24,563)	(13,147)
Net unrealized gain on residential mortgage-backed securities, at estimated fair value	11,682	7,698	26,708	5,383
Net realized and unrealized (loss) gain on investments(2)	(23,165)	21,705	75,319	93,782
Net realized and unrealized gain (loss) on securities sold, not yet purchased	125	—	494	(756)
Impairment of securities available-for-sale and private equity at cost	(1,491)	(2,264)	(2,619)	(9,979)
Net (loss) gain on restructuring and extinguishment of debt	(1,736)	—	(1,736)	39,999
Other income	2,290	1,863	6,400	9,085
Total other (loss) income	$(29,306)	$26,627	$79,708	$120,930

(1)                                  Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                                  Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Other losses totaled $29.3 million for the three months ended September 30, 2011 as compared to total other income of $26.6 million for the three months ended September 30, 2010. Total other loss for the third quarter of 2011 was primarily driven by net realized and unrealized loss on investments of $23.2 million and net realized and unrealized loss on derivatives and foreign exchange of $7.6 million.

The $23.2 million net realized and unrealized loss on investments for the three months ended September 30, 2011 included a $43.8 million lower of cost or estimated fair value charge as a result of overall declines in asset prices leading to unrealized mark-to-market losses. While corporate loans held for investment are carried at amortized cost, corporate loans held for sale are stated at the lower of cost or estimated fair value and are assessed on an individual basis, with any unrealized gains or losses reported in the condensed consolidated statement of operations. These unrealized losses were partially offset with a $33.3 million realized gain related to the sale of one corporate debt security. The $7.6 million of net realized and unrealized loss on derivatives and foreign exchange was primarily related to foreign exchange remeasurement losses arising from the weakening of foreign currencies against the U.S. dollar. As of September 30, 2011, 4.3% of our corporate debt portfolio was denominated in foreign currencies, of which 71.4% was denominated in euros.

Comparatively, during the third quarter of 2010, we had no lower of cost or estimated fair value charge; rather, we recorded a reduction to the lower of cost or estimated fair value allowance by $8.8 million and recorded a $3.8 million realized and unrealized gain on derivatives and foreign exchange.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The decrease in total other income of $41.2 million from the nine months ended September 30, 2010 to 2011 was primarily attributable to two factors. First, net realized and unrealized gain on investments declined $18.5 million year over year primarily as a result of an additional $34.8 million lower of cost or estimated fair value adjustment to corporate loans held for sale recorded during the nine months ended September 30, 2011, partially offset by realized gains from the sale of corporate debt securities during 2011. Second, during 2010, in an open market auction, we purchased $83.0 million of notes issued by CLO 2007-A and CLO 2007-1, both of which were previously held by an affiliate of our Manager. These transactions resulted in us recording an aggregate one-time gain on extinguishment of debt totaling $38.7 million for the nine months ended September 30, 2010. Comparatively, during the nine months ended September 30, 2011, we recorded a $1.7 million loss related to the $45.1 million repurchase of our 7.0% convertible notes due July 2012.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three and nine months ended September 30, 2011 and 2010:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Related party management compensation:
Base management fees	$6,742	$4,870	$19,522	$13,708
Incentive fees	—	9,424	28,159	30,306
Share-based compensation	136	1,943	2,077	4,437
CLO management fees	1,320	1,314	3,956	4,067
Related party management compensation	8,198	17,551	53,714	52,518
Professional services	1,134	1,041	4,257	3,335
Insurance	438	584	1,733	1,857
Directors’ expenses	(41)	654	890	2,159
Other general and administrative	8,157	2,323	24,469	6,111
Total non-investment expenses	$17,886	$22,153	$85,063	$65,980

As presented in the table above, our non-investment expenses decreased $4.3 million and increased $19.1 million from the three and nine months ended September 30, 2010, respectively, to the same period in 2011. The significant components of non-investment expense are described below.

Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fees increased by $1.9 million and $5.8 million from the three and nine months ended September 30, 2010, respectively, to the same periods in 2011 primarily due to an increase in “equity” resulting from net income earned throughout 2010 and into 2011, and the December 2010 equity offering of 19.4 million common shares, which generated proceeds of $175.7 million.

Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of zero and $28.2 million were earned by the Manager during the three and nine months ended September 30, 2011, respectively, as compared to $9.4 million and $30.3 million during the three and nine months ended September 30, 2010, respectively.

An affiliate of our Manager entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLOs and has done so in prior periods.

During the three and nine months ended September 30, 2011, the collateral manager waived management fees for all CLOs, except for CLO 2005-1, totaling $8.4 million and $25.6 million, respectively. During the three and nine months ended September 30, 2010, the collateral manager waived the management fees for all CLOs, except for CLO 2005-1, totaling $8.7 million and $21.9 million, respectively. For the three and nine months ended September 30, 2011, we recorded an expense for CLO management fees totaling $1.3 million and $4.0 million, respectively. For the three and nine months ended September 30, 2010, we recorded an expense for CLO management fees totaling $1.3 million and $4.1 million, respectively.

Other general and administrative expenses increased $5.8 million and $18.4 million from the three and nine months ended September 30, 2010, respectively, to the same periods in 2011. These increases were primarily attributable to expenses related to the acquisition, management and operation of our working interests and overriding royalty interests natural resources investments, including recurring charges for depreciation, depletion and amortization. There were no related expenses for the three and nine months ended September 30, 2010 as we began acquiring working interests and overriding royalty interests through our natural resources strategy during the fourth quarter of 2010. In addition, for the three and nine months ended September 30, 2011, other general and administrative expenses included expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. Comparatively, for most of the first half of 2010, our Manager permanently waived reimbursement of allocable general and administrative expenses in an amount equal to the incremental CLO management fees received by our Manager. Beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by our Manager. For the three and nine months ended September 30, 2010, our Manager permanently waived reimbursement of allocable general and administrative expenses totaling zero and $2.4 million, respectively. Due to the reinstatement of waived CLO management fees beginning in 2009, effective June 2010, all incremental CLO management fees received by our Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the three and nine months ended September 30, 2011, there were no reimbursable general and administrative expenses waived by our Manager; rather, we incurred reimbursable general and administrative expenses to our Manager of $1.6 million and $4.9 million, respectively, as compared to $1.3 million and $2.2 million for the three and nine months ended September 30, 2010, respectively.

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

We hold an equity interest in KKR Financial Holdings II, LLC (“KFH II”), which elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP condensed consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three months ended September 30, 2011 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

KFH II, our REIT subsidiary, is not expected to incur a 2011 federal or state tax expense. However, we recorded $0.4 million of federal tax benefit for our domestic corporate subsidiaries for the three months ended September 30, 2011. We recorded $6.2 million of federal and $1.9 million of state tax expense for our domestic corporate subsidiaries for the nine months ended September 30, 2011. Additionally, we recorded $0.2 million of state and foreign tax expense for our non-corporate subsidiaries for the nine months ended September 30, 2011. Accordingly, for the three and nine months ended September 30, 2011, we recorded income tax benefit of $0.4 million and income tax expense of $8.3 million, respectively.

Investment Portfolio

Our investment portfolio primarily consists of corporate debt holdings, consisting of corporate loans and corporate debt securities (the majority of which is included in securities available-for-sale in the table below). The details of our corporate debt portfolio are discussed below under “Corporate Debt Portfolio”.

The following table summarizes the carrying value of our investment portfolio by strategy as of September 30, 2011 (amounts in thousands):

	Bank Loans		Special	Private	Natural
	& High Yield Bonds	Mezzanine	Situations	Equity	Resources	Total
Corporate loans(1)	$6,717,772	$43,079	$46,994	$—	$—	$6,807,845
Securities available-for-sale	709,088	3,183	73,924	—	—	786,195
Equity investments, at estimated fair value(2)	26,739	10,936	24,932	44,204	63,364	170,175
Other assets	—	3,000	6,258	672	141,443	151,373
Total(3)	$7,453,599	$60,198	$152,108	$44,876	$204,807	$7,915,588

(1)                                  Includes loans held for sale and are presented gross of allowance for loan losses totaling $191.4 million as of September 30, 2011.

(2)                                  Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

(3)                                  Excludes our investments in residential mortgage-backed securities with an estimated fair value of $88.2 million and securities sold, not yet purchased with an estimated fair value of $1.2 million.

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

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $7.2 billion and $6.9 billion as of September 30, 2011 and December 31, 2010, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of September 30, 2011 and December 31, 2010. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets.

Corporate Loans

(Amounts in thousands)

	September 30, 2011(1)				December 31, 2010(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,480,186	$6,227,835	$6,227,835	$5,867,462	$6,110,495	$5,829,691	$5,829,691	$5,820,754
Second lien	494,592	451,846	451,846	382,754	631,896	576,160	576,160	533,450
Subordinated	268,513	175,317	175,317	191,689	195,964	129,371	129,371	180,007
Subtotal	7,243,291	6,854,998	6,854,998	6,441,905	6,938,355	6,535,222	6,535,222	6,534,211
Lower of cost or fair value adjustment	—	(47,153)	—	—	—	(4,748)	—	—
Allowance for loan losses	—	(191,407)	—	—	—	(209,030)	—	—
Total	$7,243,291	$6,616,438	$6,854,998	$6,441,905	$6,938,355	$6,321,444	$6,535,222	$6,534,211

(1)                                  Includes loans held for sale.

As of September 30, 2011, $7.2 billion par amount, or 99.9%, of our corporate loan portfolio was floating rate and $9.1 million par amount, or 0.1%, was fixed rate. In addition, as of September 30, 2011, $299.0 million par amount, or 4.1%, of our corporate loan portfolio was denominated in foreign currencies, of which 74.0% was denominated in euros. As of December 31, 2010, $6.9 billion par amount, or 99.8%, of our corporate loan portfolio was floating rate and $15.9 million par amount, or 0.2%, was fixed rate. In addition, as of December 31, 2010, $273.5 million par amount, or 3.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 91.7% was denominated in euros.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.5% as of both September 30, 2011 and December 31, 2010, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.8% as of both September 30, 2011 and December 31, 2010. The weighted average years to maturity of our floating rate corporate loans was 4.3 years as of both September 30, 2011 and December 31, 2010.

As of September 30, 2011, our fixed rate corporate loans had a weighted average coupon of 11.7% and a weighted average years to maturity of 4.0 years, as compared to 11.4% and 5.3 years, respectively, as of December 31, 2010.

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

As of September 30, 2011, we had loans on non-accrual status with a total recorded investment of $171.3 million, which included $69.4 million of impaired loans that were held for investment and $101.9 million of non-accrual loans held for sale. As of December 31, 2010, we had loans on non-accrual status with a total recorded investment of $165.1 million, which included $149.8 million of impaired loans that were held for investment and $15.3 million of non-accrual loans held for sale. The $6.2 million increase in non-accrual loans from $165.1 million as of December 31, 2010 to $171.3 million as of September 30, 2011 is primarily due to net new additions to loans on non-accrual status of $46.2 million, partially offset by $21.4 million of charge-offs during the nine months ended September 30, 2011 that were the result of transferring certain loans from held for investment to held for sale and $18.6 million of restructurings. During the three and nine months ended September 30, 2011, we recognized $4.0 million and $9.7 million, respectively, of interest income from cash receipts for loans on non-accrual status. During the three and nine months ended September 30, 2010, we recognized $4.1 million and $11.1 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired loans consist of loans held for investment where we have determined that it is more likely than not that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans declined from $149.8 million as of December 31, 2010 to $69.4 million as of September 30, 2011 primarily due to $109.8 million of impaired loans transferred to held for sale and $3.8 million of paydowns and restructurings, partially offset by net new additions to impaired loans of $33.2 million.

Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements.  As of September 30, 2011, we had no corporate loans in default. As of December 31, 2010, we had corporate loans in default with a total amortized cost of $18.6 million from one issuer. The balance of defaulted loans is comprised of loans held for investment and loans held for sale. Loans that are held for sale are carried at the lower of amortized cost or estimated market value and, accordingly, no allowance for loan losses is maintained for such loans. Loans that are specifically identified as being impaired have a specific allocated reserve that represents the excess of the loan’s amortized cost amount over its estimated fair value. Since defaulted loans may primarily consist of loans classified as held for sale and impaired loans consist of only loans held for investment, fluctuations in the balances of defaulted loans will not necessarily correspond to fluctuations in impaired loans.

We did not modify any loans that qualified as troubled debt restructurings during the three and nine months ended September 30, 2011 and 2010. During the three and nine months ended September 30, 2011, we did modify zero and $1.2 billion amortized cost of corporate loans, respectively. During the three and nine months ended September 30, 2010, we modified $200.8 million and $464.3 million amortized cost of corporate loans, respectively. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

The following table summarizes the changes in our allowance for loan losses for the three and nine months ended September 30, 2011 and 2010 (amounts in thousands):

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Balance at beginning of year	$188,874	$210,218	$209,030	$237,308
Provision for loan losses	2,533	8,087	14,194	8,087
Charge-offs	—	(9,275)	(31,817)	(36,365)
Balance at end of year	$191,407	$209,030	$191,407	$209,030

As of September 30, 2011 and December 31, 2010, we had an allowance for loan loss of $191.4 million and $209.0 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan’s estimated fair value.

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

There are three internally assigned risk grades that are applied to loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of possible loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of loss, there are issuer and/or industry specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All loans held for investment, with the exception of loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses.

As of September 30, 2011, the allocated component of our allowance for loan losses totaled $28.5 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $84.4 million and an aggregate recorded investment of $69.4 million. As of December 31, 2010, the allocated component of our allowance for loan losses totaled $50.1 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $225.6 million and an aggregate recorded investment of $149.8 million.

The unallocated component of our allowance for loan losses totaled $162.9 million and $158.9 million as of September 30, 2011 and December 31, 2010, respectively.

During the three and nine months ended September 30, 2011, we transferred $129.3 million and $817.9 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and nine months ended September 30, 2010, we transferred $187.0 million and $936.1 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during the three and nine months ended September 30, 2011, we transferred $88.1 million and $377.0 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Also, during the three and nine months ended September 30, 2010, we transferred $192.2 million and $272.2 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present.

During the three and nine months ended September 30, 2011, we recorded charge-offs totaling zero and $31.8 million, respectively, comprised primarily of loans transferred to loans held for sale. During the three and nine months ended September 30, 2010, we recorded charge-offs totaling $9.3 million and $36.4 million, respectively, comprised primarily of loans transferred to loans held for sale.

As of September 30, 2011, we had $500.5 million of loans held for sale, an increase of $36.9 million from December 31, 2010 due to the transfer of loans to held for sale that we had the intention of selling. We recorded a $43.8 million and $56.2 million net charge to earnings during the three and nine months ended September 30, 2011, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $500.5 million as of September 30, 2011. We reduced the lower of cost or estimated fair value allowance by $8.8 million and recorded a $21.4 million net charge to earnings during the three and nine months ended September 30, 2010, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale.

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2011, approximately 47% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $1.0 billion, or approximately 14% of the aggregated amortized cost basis of our corporate loans. As of December 31, 2010, approximately 51% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Texas Competitive Electric Holdings Company LLC, Modular Space Corporation, and U.S. Foodservice, which combined represented $1.1 billion, or approximately 16% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $854.3 million and $843.7 million as of September 30, 2011 and December 31, 2010, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds.

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

The following table summarizes our corporate debt securities portfolio stratified by type as of September 30, 2011 and December 31, 2010:

Corporate Debt Securities

(Amounts in thousands)

	September 30, 2011(1)				December 31, 2010(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$339,800	$315,267	$321,665	$315,267	$281,998	$287,908	$276,158	$287,908
Senior unsecured	412,187	380,714	329,957	380,714	445,678	448,562	304,622	448,562
Subordinated	102,316	80,450	60,896	80,450	116,061	99,800	66,608	99,800
Total	$854,303	$776,431	$712,518	$776,431	$843,737	$836,270	$647,388	$836,270

(1)                                  Excludes common and preferred stock. Includes both corporate debt securities classified as (i) securities available-for-sale (which have unrealized gains and losses reported in accumulated other comprehensive (loss) income on the condensed consolidated balance sheets) and (ii) other assets (which have unrealized gains and losses recorded on the condensed consolidated statements of operations).

As of September 30, 2011, $644.0 million par amount, or 75.4%, of our corporate debt securities portfolio was fixed rate and $210.3 million par amount, or 24.6%, was floating rate. In addition, as of September 30, 2011, $51.6 million par amount, or 6.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 56.8% was denominated in euros. As of December 31, 2010, $680.7 million par amount, or 80.7%, of our corporate debt securities portfolio was fixed rate and $163.0 million par amount, or 19.3%, was floating rate. In addition, as of December 31, 2010, $10.1 million par amount, or 1.2%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 12.4% was denominated in euros.

As of September 30, 2011, our fixed rate corporate debt securities had a weighted average coupon of 9.6% and a weighted average years to maturity of 6.3 years, as compared to 9.5% and 6.3 years, respectively, as of December 31, 2010. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 5.2% as of September 30, 2011 and 6.1% as of December 31, 2010, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 4.7% as of September 30, 2011 and 5.4% as of December 31, 2010. The weighted average years to maturity of our floating rate corporate debt securities was 2.9 years and 3.2 years as of September 30, 2011 and December 31, 2010, respectively.

During the three and nine months ended September 30, 2011, we recorded impairment losses of $1.5 million for corporate debt securities that we determined to be other-than-temporarily impaired. For the three and nine months ended September 30, 2010, we recorded impairment losses totaling $0.5 million and $1.7 million, respectively, for corporate debt and equity securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

As of September 30, 2011, we had no corporate debt securities in default. As of December 31, 2010, we had corporate debt securities in default with an estimated fair value of $1.1 million from one issuer.

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2011, approximately 47% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the two largest concentrations of debt securities in securities issued by First Data Corporations and SandRidge Energy, Inc., which combined represented $127.0 million, or approximately 16% of the estimated fair value of our corporate debt securities. As of December 31, 2010, approximately 60% of the estimated fair value of our corporate debt securities was concentrated in ten issuers, with the two largest concentrations of corporate debt securities issued by NXP BV and First Data Corporation, which combined represented $208.6 million, or approximately 25% of the estimated fair of value of our corporate debt securities.

Other Holdings

Our other holdings primarily consist of marketable and private equity investments and investments in real assets and royalty interests made through our natural resources strategy.

Equity Holdings

As of September 30, 2011, our equity investments consisted of (i) marketable equity securities (included in securities available-for-sale on our condensed consolidated balance sheet) with an aggregate cost amount of $13.5 million and an estimated fair value of $11.2 million, (ii) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $3.7 million and an estimated fair value of $1.7 million, and (iii) equity investments, carried at estimated fair value, with an aggregate cost amount of $138.6 million and an estimated fair value of $170.2 million. In comparison, as of December 31, 2010, our (i) marketable equity securities had an aggregate cost amount of $3.1 million and an estimated fair value of $3.4 million, (ii) private equity investments carried at cost had an aggregate cost amount of $4.8 million and an estimated fair value of $5.1 million, and (iii) equity investments, carried at estimated fair value, had an aggregate cost of $98.7 million and an estimated fair value of $100.0 million. Equity investments carried at estimated fair value primarily consist of private equity investments. The increase in estimated fair value of our equity investments, carried at estimated fair value, was largely due to an unrealized gain recorded in the second quarter of 2011 related to a $10.0 million private equity investment in Hilcorp Resources Holdings L.P. acquired through our natural resources strategy. In May 2011, we entered into a definitive agreement to sell this private equity investment for approximately $27.0 million and we expect this transaction to settle during the fourth quarter of 2011.

Natural Resources Holdings

Our natural resources holdings include non-operated working interests in producing oil and natural gas fields primarily located in Texas. The working interests were acquired during the fourth quarter of 2010 and second quarter of 2011, and as of September 30, 2011, had a carrying value of $88.8 million. These interests are in both proved developed and proved undeveloped properties, with the majority of our exposure to natural gas, followed by natural gas liquids and then oil. The acquisition of these working interests was partially financed with $38.3 million of borrowings through a five-year $81.1 million non-recourse, asset-based credit facility maturing November 5, 2015.

In addition to natural resources working interests, during the first quarter of 2011, we acquired overriding royalty interests in acreage in south Texas. The overriding royalty interests include producing oil and natural gas properties, but most of the acreage is still under development. The overriding royalty interest properties are operated by an unaffiliated third party and as of September 30, 2011, had a carrying value of $52.7 million.

Portfolio Purchases

We made investment portfolio purchases of $645.5 million and $2.4 billion par amount during the three and nine months ended September 30, 2011, respectively, as compared to $504.9 million and $2.3 billion for the three and nine months ended September 30, 2010, respectively, primarily comprised of the following:

Investment Portfolio Purchases

(Dollar amounts in thousands)

	For the three months ended September 30, 2011		For the three months ended September 30, 2010		For the nine months ended September 30, 2011		For the nine months ended September 30, 2010
	Par Amount	%	Par Amount	%	Par Amount	%	Par Amount	%
Corporate loans	$521,698	81.7%	$456,090	90.4%	$2,067,507	87.7%	$1,939,943	82.7%
Corporate debt securities	96,302	15.1	41,586	8.2	249,904	10.6	383,886	16.4
Equity investments, at estimated fair value	20,252	3.2	7,269	1.4	40,395	1.7	20,090	0.9
Total	$638,252	100.0%	$504,945	100.0%	$2,357,806	100.0%	$2,343,919	100.0%

Shareholders’ Equity

Our shareholders’ equity at both September 30, 2011 and December 31, 2010 totaled $1.6 billion. Included in our shareholders’ equity as of September 30, 2011 and December 31, 2010 is accumulated other comprehensive loss totaling $37.4 million and accumulated other comprehensive income totaling $133.6 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2011 was $1.7 billion and 9.2% and $1.7 billion and 18.6%, respectively. Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2010 were $1.3 billion and 24.7% and $1.3 billion and 30.4%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of September 30, 2011 and December 31, 2010 was $9.14 and $9.24, respectively, and was computed based on 178,145,482 and 177,848,565 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.

On July 28, 2011, our board of directors declared a cash distribution for the quarter ended June 30, 2011 of $0.18 per share to common shareholders of record on August 11, 2011. The distribution was paid on August 25, 2011.

On November 3, 2011, our board of directors declared a cash distribution for the quarter ended September 30, 2011 of $0.18 per share to common shareholders of record on November 17, 2011. The distribution is payable on December 1, 2011.

In March 2011, we sold 136,895 of our common shares in broker transactions at prevailing market prices pursuant to an effective registration statement under the Securities Act. The net proceeds of our sales were used to fund repurchases of common shares previously awarded to certain of our officers, including shares repurchased in connection with the satisfaction of tax withholding obligations.

Liquidity and Capital Resources

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we will continue to evaluate opportunities to issue incremental capital. This may include taking advantage of market opportunities to issue equity or refinance or replace indebtedness, including the issuance of new debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise.

Our 7.0% convertible senior notes (the “7.0% Notes”) with $135.4 million principal amount outstanding as of September 30, 2011, mature in July 2012. On August 23, 2011, we repurchased $45.1 million par amount of our 7.0% Notes. This transaction resulted in us recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs during the third quarter of 2011. As of September 30, 2011, we had committed to purchase an additional $1.2 million par amount of our 7.0% Notes. As of September 30, 2011, the conversion rate for each $1,000 principal amount of the notes was 32.2581, which is equivalent to a conversion price of approximately $31.00 per common share. We currently believe that we will have sufficient liquidity to meet this July 2012 debt maturity, however, if attractive market opportunities arise, we may raise capital either through debt or equity or a combination thereof to replace the funding represented by the 7.0% Notes. As of September 30, 2011, we had unrestricted cash and cash equivalents totaling $137.3 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our CLOs. With respect to all of these CLOs, except for CLO 2011-1, the cash flows we would generally expect to receive from our CLO holdings are paid to the senior note holders of the CLOs during the period in which a CLO is not in compliance with an over-collateralization test (“OC Test”) as outlined in its respective indenture. As of September 30, 2011, all of these CLOs were in compliance with certain compliance tests (specifically, their respective OC Tests). As CLO 2007-A and CLO 2007-1 came into compliance during 2010, both CLOs resumed paying mezzanine and/or subordinate note holders, including us.

On July 6, 2011, we entered into amendments to CLO 2011-1 to upsize the transaction to $600.0 million, whereby CLO 2011-1 can borrow up to a total of $450.0 million through the non-recourse loan secured by the assets held in CLO 2011-1. Concurrent with the amendment to increase the size of CLO 2011-1, the transaction was amended to reduce the par value ratio test (“PVR Test”) from 133.33% to 120.0% and to extend the maturity until August 15, 2018. Under CLO 2011-1, if the PVR Test is below 120.0%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 120.0%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below 35% of the total committed transaction size, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan. As of September 30, 2011, we had $439.4 million of borrowings outstanding under the CLO 2011-1 Agreement.

Sources of Funds

CLO Transactions

As of September 30, 2011, we had six Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager was $365.8 million as of September 30, 2011 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

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

For CLO 2011-1, which we closed on March 31, 2011, we receive all remaining interest collections on a quarterly basis after administrative expenses and interest expense on the senior loan are paid, unless the PVR Test is below 120.0%, in which case up to 50% of all interest collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, 25% of all principal collections received by CLO 2011-1 are distributed to us unless the PVR Test is below 120.0%, in which case the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below 35% of the total committed transaction size, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default or is a CCC-rated asset in excess of the CCC-rated asset limit percentage specified for CLO 2011-1.

The following table summarizes the PVR Test for CLO 2011-1. This information is based on the September 2011 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$569,509
Par value test minimum	120.0%
Par value test ratio	135.1%
Cushion / (Excess)	$66,491
Par value portfolio collateral value	$593,781
Outstanding Loan balance	$439,409

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

The indenture for each CLO specifies a CCC-threshold for the percentage of total assets in the CLO that can be rated CCC. All assets in excess of the CCC threshold specified for the respective CLO are also included in the OC Tests at market value and not par.

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and dividend distributions. As of September 30, 2011, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs. This information is based on the September 2011 monthly reports which are prepared by the independent third party trustee for each CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the September 2011 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the September 2011 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$938,337	$959,406	$1,037,468	$3,338,936	$1,173,464
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	566.6%	755.0%	390.7%	797.9%	572.2%
CCC amount	$72,695	$96,097	$184,117	$578,930	$182,816
CCC percentage of portfolio	7.7%	10.0%	17.7%	17.3%	15.6%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	134.8%	134.0%	161.4%	180.0%	147.1%
Cushion / (Excess)	$102,951	$77,875	$111,304	$371,110	$210,243
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	112.7%	118.3%	137.7%	125.4%	120.2%
Cushion / (Excess)	$51,930	$91,337	$169,325	$134,395	$96,312

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

As of September 30, 2011, we had no borrowings outstanding under the 2014 Facility.

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

As of September 30, 2011, we had $38.3 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, we had a letter of credit outstanding totaling $1.0 million.

As of September 30, 2011, we believe we were in compliance with the covenant requirements for both credit facilities above.

Convertible Debt

On January 15, 2010, we issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”). The 7.5% Notes bear interest at a rate of 7.5% per year on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. We may satisfy our obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of September 30, 2011, the conversion rate for each $1,000 principal amount of 7.5% Notes was 130.0516 common shares.

On August 23, 2011, we repurchased $45.1 million par amount of our 7.0% convertible senior notes due July 15, 2012. This transaction resulted in us recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs during the third quarter of 2011. As of September 30, 2011, we had committed to purchase an additional $1.2 million par amount of our 7.0% Notes. As of September 30, 2011, the conversion rate for each $1,000 principal amount of the notes was 32.2581, which is equivalent to a conversion price of approximately $31.00 per common share.

During 2010, we repurchased $95.2 million par amount of our 7.0% Notes. These transactions resulted in us recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during 2010.

Off-Balance Sheet Commitments

As of September 30, 2011, we had committed to purchase corporate loans with aggregate commitments totaling $101.6 million. In addition, we participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of September 30, 2011, we had unfunded financing commitments totaling $8.2 million for corporate loans and $7.7 million for private equity investments. We do not expect material losses related to the corporate loans and private equity investments for which we commit to purchase and fund.

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

Tax Consequences of Investments in Natural Resources

As referenced above, we have made and may make certain investments in natural resources. It is likely that the income from such investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not “United States persons” within the meaning of Section 7701(a)(30) of the Code. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected income with the conduct of a United States trade or business. To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder’s allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder’s United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such holder’s United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of our shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

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

Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate on which we retain the unilateral right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the United States government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered by our REIT subsidiary to be a real estate-related asset.

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiary’s investment in non-agency mortgage- backed securities is the “functional equivalent” of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets are classified by our REIT subsidiary as real estate- related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate- related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the “3a-7 Release”).  The SEC, in the 3a-7 Release, requests public comment on the nature and operation of issuers that rely on Rule 3a-7 and indicates various steps it may consider taking in connection with Rule 3a-7, although it did not formally propose any changes to the rule.  Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test.  The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff’s interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5)(C).  Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.

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

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of September 30, 2011, $350.6 million par amount, or 4.3%, of our corporate debt portfolio was denominated in foreign currencies, of which 71.4% was denominated in euros. In addition, as of September 30, 2011, $28.7 million par amount, or 20.7%, of our equity investments at estimated fair value was denominated in foreign currencies, of which 35.6% was denominated in Norwegian krone.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and variable rate borrowings as of September 30, 2011, we estimated that net interest income would be negatively impacted by approximately $3.3 million annually in the event interest rates were to increase by 1% and would be positively impacted by approximately $34.3 million annually in the event rates were to increase by 3%. These amounts are driven by the fact that as of September 30, 2011, approximately 31% of our corporate debt portfolio had LIBOR floors with a weighted average floor of 1.5%.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our amortizing interest rate swaps was $508.3 million as of September 30, 2011.

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

The following table summarizes the estimated net fair value of our derivative instruments held at September 30, 2011 and December 31, 2010 (amounts in thousands):

	As of September 30, 2011		As of December 31, 2010
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$508,333	$(100,849)	$483,333	$(58,365)
Free-Standing Derivatives:
Commodity swaps	—	3,322	—	(226)
Credit default swaps—protection sold	33,500	(3,653)	13,500	492
Total rate of return swaps	—	159	—	104
Foreign exchange forward contracts	(231,582)	(16,004)	(154,405)	(17,296)
Foreign exchange options	130,207	15,909	130,207	14,791
Common stock warrants	—	3,225	—	3,453
Total	$440,458	$(97,891)	$472,635	$(57,047)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of September 30, 2011 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Cash flow interest rate swaps	$(2,845)	$—	$—	$(98,004)	$(100,849)
Free-Standing Derivatives:
Commodity swaps	1,164	1,408	750	—	3,322
Credit default swaps—protection sold	106	(33)	(3,726)	—	(3,653)
Total rate of return swaps	159	—	—	—	159
Foreign exchange forward contracts	(52)	(15,992)	40	—	(16,004)
Foreign exchange options	—	15,909	—	—	15,909
Total	$(1,468)	$1,292	(2,936)	$(98,004)	$(101,116)

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2011 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If the SEC were to disagree with our Investment Company Act determinations, our business could be adversely affected.

We have not requested approval or guidance from the SEC with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the “3a-7 Release”).  The SEC, in the 3a-7 Release, requests public comment on the nature and operation of issuers that rely on Rule 3a-7 and indicates various steps it may consider taking in connection with Rule 3a-7, although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff’s interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5)(C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.  If the SEC or a court of competent jurisdiction were to find that we were required, but failed, to register as an investment company in violation of the Investment Company Act, we would have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court could appoint a receiver to take control of us and liquidate our business, any or all of which would have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2011, our non-employee directors deferred an immaterial amount of cash compensation in exchange for 4,099 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. In addition, on August 9, 2011, our non-employee directors received a total of 39,189 phantom shares in lieu of restricted shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at the election of the Company, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of the Company. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

On August 9, 2011, the Compensation Committee of our board of directors granted to our non-employee directors an aggregate of 50,566 restricted common shares pursuant to our 2007 Share Incentive Plan. Each of these grants vests in one-third increments on the first three anniversaries of the date of grant. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. For further discussion of the 2007 Share Incentive Plan, see “Item 1. Financial Statements—Note 11. Common Shares, Restricted Shares and Share Options” of this Quarterly Report on Form 10-Q.

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

Date: November 3, 2011