Form 10-K
period 2011-12-31
KKR Financial Holdings LLC
filed 2012-02-28
CIK 1386926

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the common shares held by non-affiliates of the registrant as of June 30, 2011 was $1,691,516,149, based on the closing price of the common shares on such date as reported on the New York Stock Exchange.

         The number of shares of the registrant's common shares outstanding as of February 21, 2012 was 178,403,785.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2012 Annual Shareholders' Meeting to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

        Except where otherwise expressly stated or the context suggests otherwise, the terms "we," "us" and "our" refer to KKR Financial Holdings LLC and its subsidiaries; the "Manager" refers to KKR Financial Advisors LLC; and "KKR" refers to Kohlberg Kravis Roberts & Co. L.P. and its affiliated companies.

        This Annual Report on Form 10-K contains a summary of some of the terms of our operating agreement and our management agreement (the "Management Agreement") with our Manager. Those summaries are not complete and are subject to, and qualified in their entirety by reference to, all of the provisions of our operating agreement and the Management Agreement. A copy of our operating agreement is included as an exhibit to the quarterly report on Form 10-Q that we filed with the SEC on August 6, 2009 and a copy of Amendment No. 1 thereto is included as an exhibit to the annual report on Form 10-K that we filed with the SEC on March 1, 2010. A copy of our Management Agreement is included as an exhibit to the current report on Form 8-K that we filed with the SEC on May 4, 2007 and a copy of an amendment thereto is included as an exhibit to the current report on Form 8-K that we filed with the SEC on June 15, 2007. Copies of all such reports and exhibits are available on the SEC website at www.sec.gov.

 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain information contained in this Annual Report on Form 10-K constitutes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections, including, but not limited to, statements regarding the level of future collateralized loan obligation investments, our liquidity and the potential to issue future capital or refinance or replace existing indebtedness. Pursuant to those sections, we may obtain a "safe harbor" for forward-looking statements by identifying and accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words "believe," "anticipate," "intend," "aim," "expect," "strive," "plan," "estimate," and "project," and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our Internet website is http://ir.kkr.com/kfn_ir/kfn_overview.cfm. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, at http://ir.kkr.com/kfn_ir/kfn_sec.cfm as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Our Corporate Governance Guidelines, board of directors' committee charters (including the charters of the Affiliated Transactions Committee, Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) and Code of Business Conduct and Ethics are available on our website at http://ir.kkr.com/kfn_ir/kfn_governance.cfm. Information on our website does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

KKR FINANCIAL HOLDINGS LLC
2011 FORM 10-K ANNUAL REPORT

PART I

Item 1.    BUSINESS

Our Company

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our manager with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity and working and royalty interests in oil and gas properties. The corporate loans that we hold are purchased via assignment or participation in the primary or secondary market.

        The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of six CLO transactions, KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), and KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1") (collectively the "Cash Flow CLOs"). In addition, our CLO transactions include KKR Financial CLO 2009-1 Ltd. ("CLO 2009-1"). However, as all of the debt of CLO 2009-1 was retired in July 2009, CLO 2009-1 is excluded from our six Cash Flow CLOs above. We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

Our Manager

        We are externally managed and advised by KKR Financial Advisors LLC (our "Manager"), a wholly-owned subsidiary of KKR Asset Management LLC ("KAM" or "the parent of our Manager"), pursuant to a management agreement (the "Management Agreement"). KAM is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

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

        As of December 31, 2011, we determined that we operate our business through multiple reportable business segments, which we have determined to be credit ("Credit") and other segments ("Other"). Our segments are differentiated primarily by our investment focuses. The Credit segment includes primarily below investment grade corporate debt. The Other segments include all other portfolio holdings, including oil and natural gas working interests and overriding royalty interests. Our segments are differentiated primarily by our investment focuses. For financial information by segment, see "Item 8. Financial Statements and Supplementary Data—Note 15. Segment Reporting."

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

        In addition, for all of our holders, investments in natural resources would likely constitute doing business in the jurisdictions in which such assets are located. As a result, holders of our shares will likely be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements.

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

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining, among other things, whether any of our subsidiaries is majority-owned. We treat as majority-owned subsidiaries for purposes of the 40% test entities, including those that issue CLOs, in which we own at least 50% of the outstanding voting securities or that are otherwise structured consistent with applicable SEC staff guidance. Some of our subsidiaries may rely solely on the exceptions from the definition of "investment company" found in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned for purposes of the Investment Company Act, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, most of our subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not investment companies for purposes of the Investment Company Act. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action relating to such a subsidiary, and that of the subsidiary itself, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on the exception provided by Rule 3a-7 under the Investment Company Act, while KKR Financial Holdings II, LLC ("KFH II"), our subsidiary that is taxed as a real estate investment trust (a "REIT") for United States federal income tax purposes, generally relies on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the unilateral right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets.

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

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiary's investment in non-agency mortgage-backed securities is the "functional equivalent" of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets are classified by our REIT subsidiary as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

        We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the "3a-7 Release"). The SEC, in the 3a-7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a-7 and indicated various steps it may consider taking in connection with Rule 3a-7, although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5)(C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.

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

        The Management Agreement expires on December 31, 2012 and is automatically renewed for a one-year term on such date and each anniversary date thereafter, unless terminated. Our independent directors review our Manager's performance annually and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

        For purposes of calculating the base management fee, our equity means, for any month, the sum of (i) the net proceeds from any issuance of our common shares, after deducting any underwriting discount and commissions and other expenses and costs relating to the issuance, (ii) the net proceeds of any issuances of preferred shares or trust preferred stock (iii) the net proceeds of any issuances of convertible debt or other securities determined to be "equity" by our board of directors, provided that such issuances are approved by our board of directors, and (iv) our retained earnings at the end of such month (without taking into account any non-cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for the repurchases of our common shares. The foregoing calculation of the base management fee is adjusted to exclude special one-time events pursuant to changes in accounting principles generally accepted in the United States of America ("GAAP"), as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

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

        Our Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as our common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, our Manager permanently waived approximately $8.8 million of base management fees during each of the years ended December 31, 2011, 2010 and 2009. For the year ended December 31, 2011, $26.3 million of base management fees were earned by our Manager.

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

        We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. The expenses required to be paid by us include, but are not limited to, rent, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors' and officers' liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our shareholders, the costs of printing and mailing proxies and reports to our shareholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors, costs incurred by employees of our Manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we will be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Except as noted above, our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including compensation of our Manager's employees and other related expenses, except that we may elect to have our Manager allocate expenses among us and our subsidiaries, in which case expenses would be paid directly by each entity that received an allocation. For the year ended December 31, 2011, we incurred reimbursable expenses to our Manager of $8.2 million.

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

        For the year ended December 31, 2011, $34.2 million of incentive fees were earned by our Manager.

The Collateral Management Agreements

        An affiliate of our Manager entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2009-1 (as described below) and CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLOs and has done so in prior periods.

        Beginning April 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata Funding LLC (restructured and replaced with CLO 2009-1 on March 31, 2009). However, starting in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1, and starting in 2010, the collateral manager reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. Due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. As such, the CLO management fees for all CLOs, except for CLO 2005-1, are being waived or are no longer entitled to be received as of December 31, 2011. For the year ended December 31, 2011, the collateral manager waived aggregate CLO management fees of $34.0 million and we recorded an expense for CLO management fees totaling $5.3 million.

Competition

        Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. A number of entities compete with us to make the types of investments that we make. We compete with financial companies, energy exploration and production businesses, public and private funds, commercial and investment banks and commercial finance companies. Several other entities have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds than us and access to financing sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

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

        We hold an equity interest in KFH II, which elected to be taxed as a REIT under the Code. KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the year ended December 31, 2011 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

REIT Matters

        As of December 31, 2011, we believe that KFH II qualified as a REIT under the Code. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT's total assets must be "real estate assets" as defined in the Code. The Code also requires that each year at least 75% of a REIT's gross income come from real estate sources and at least 95% of a REIT's gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2011, we believe KFH II was in compliance with all requirements necessary to be taxed as a REIT. However, the sections of the Code and the corresponding United States Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and KFH II's qualification and taxation as a REIT depends upon its ability to meet various qualification tests imposed under the Code (such as those described above), including through its actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that KFH II will be deemed to have been organized and to have operated, or to continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.

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

Compliance with Applicable Environmental Laws

        We have made and may continue to make certain investments in the oil and gas industries. These industries present inherent environmental and safety risks and are subject to stringent and complex foreign, federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, regardless of fault, owners and operators of oil and gas properties and facilities can be held jointly and severally liable for the cost of remediating contamination and providing compensation for damages to natural resources. The oil and gas industries also present inherent risk of personal and property injury. On-going compliance with environmental laws, ordinances and regulations applicable to the oil and gas industries, including compliance with more stringent legal requirements that may be imposed in the future, may entail significant expense. Environmental and safety obligations and liabilities can be substantial and could adversely impact the value of our natural resources investments, our ability to use these investments as collateral and may otherwise have a material adverse effect on our results of operations.

Item 1A.    RISK FACTORS

        Our shareholders should carefully consider the risks described below and the information contained in this Annual Report on Form 10-K and other filings that we make from time to time, including our consolidated financial statements and accompanying notes. Any of the following risks could materially adversely affect our business, financial condition or results of operations. The risks described below are not the only risks we face. We have only described the risks we consider to be material. However, we may face additional risks that are viewed by us as not material or are not presently known to us.

Risks Related to Our Operations, Business Strategy and Investments

Our business and the businesses in which we invest are materially affected by conditions in the global financial markets and economic conditions generally.

        Our business and the businesses of the companies in which we invest are materially affected by conditions in the global financial markets and economic conditions generally, such as interest rates, availability and cost of capital, economic uncertainty, default rates, commodity prices, currency exchange rates, the ongoing sovereign debt crises in Europe, possible further downgrades in the credit ratings of the U.S. or other developed nations and other national and international political circumstances. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global credit and securities markets in late 2007 through early 2009 and the recent downgrades of the credit ratings of the U.S. and a number of other developed countries continue to illustrate that the current environment is still one of uncertainty and instability.

        These economic conditions have resulted in, and may continue to result in, significant declines in the values of nearly all asset classes. a serious lack of liquidity in the credit markets, increases in margin calls for investors, requirements that derivatives counterparties post additional collateral, redemptions by mutual and hedge fund investors and outflows of client funds across the financial services industry. Although the global financial markets exhibited signs of recovery in 2011, there can be no assurance that these markets will continue to improve and persistently high unemployment rates in the United States, continued weakness in many real estate markets, increased austerity measures by several European governments, uncertainty about the future of the euro and growing sovereign debt loads all highlight the fact that economic conditions are still unstable and unpredictable. If the overall business environment worsens, our results of operations may be adversely affected.

Dislocations in the corporate credit sector could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio.

        Dislocations in the corporate credit sector, such as those experienced beginning in the third quarter of 2007 through the beginning of 2011, could adversely affect one or more of the counterparties providing funding for our investments and could cause those counterparties to be unwilling or unable to provide us with additional financing which may adversely affect our liquidity and financial condition. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. This risk is exacerbated by the fact that a substantial portion of our financing is provided by a relatively small number of counterparties. If one or more major market participants were to fail or withdraw from the market, it could negatively impact the marketability of all fixed income securities and this could reduce the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if one or more of our counterparties were unwilling or unable to provide us with ongoing financing, we could be forced to sell our investments at a time when prices are depressed.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations. If we are unable to raise funding from these external sources, we may be forced to liquidate certain of our assets and our results of operations may be adversely affected.

        Liquidity is essential to our business. Our liquidity could be substantially adversely affected by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruptions in the financial markets, the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible downgrades in the credit ratings of U.S. debt, contractions or limited growth in the economy or negative views about corporate credit investing and the specialty finance industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could develop if we incur large trading losses, or we suffer a decline in the level of our business activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and may have a negative impact on the market price of our shares and any other securities we may issue.

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

        We leverage a portion of our portfolio investments through borrowings, generally through the use of bank credit facilities, long-term bonds, securitizations, including the issuance of CLOs, and other secured and unsecured borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the portfolio investments' cash flow. As of December 31, 2011, the only contractual limitation on our ability to leverage our portfolio is a covenant contained in our senior secured credit facility that our leverage ratio cannot exceed 2.0 to 1.0, computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP such as our CLO subsidiaries. Our ability to generate returns on our investments and make cash available for distribution to holders of our shares would be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed.

We make non-United States dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

        From time to time, we make investments that are denominated in foreign currencies. For example, as of December 31, 2011, $351.0 million par amount, or 4.4%, of our corporate debt portfolio was denominated in foreign currencies, of which 74.8% was denominated in euros, and $67.1 million par amount, or 37.1%, of our equity investments at estimated fair value was denominated in foreign currencies, of which 47.3% was denominated in Canadian dollars. A change in foreign currency exchange rates, in particular that of the euro relative to the dollar, may have an adverse impact on returns on any of these non-dollar denominated investments. For example, our returns on these investments may be adversely affected by events in eurozone countries that could cause the euro to fall versus the dollar such as defaults on sovereign debt, rating downgrades, the need for further financial relief of impacted countries, successions from the eurozone or the perception that any such event may occur. See "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risks" in Item 7 of this Annual Report for further information about our currency rate exposure.

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

Our assets generally consist of high-yield, below investment grade debt, which has greater risk of loss than secured senior loans and, if those losses are realized, it could adversely affect our results of operations, our ability to service our indebtedness and our cash available for distribution to holders of our shares.

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

        High yield bonds are rated below investment grade by one or more nationally recognized statistical rating organizations or are unrated but of comparably low credit quality. This lower rating, or lack of a rating, reflects a greater possibility that the obligor may fail to make payments of principal and interest, and ultimately default, under these securities. For example, many issuers of high yield bonds are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield securities are often less liquid than higher rated bonds.

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

        Our investment portfolio is and may continue to be concentrated in a limited number of companies and industries. For example, as of December 31, 2011, the 20 largest issuers which we have invested in represented approximately 43% of our total debt investment portfolio on an estimated fair value basis. As a result, our results of operations, financial condition and ability to pay distributions to our shareholders may be adversely affected if a small number of borrowers default in their obligations to us or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also negatively impact our results of operations and our ability to pay distributions. For example, as of December 31, 2011, we had approximately 20% of our total debt investment portfolio on an estimated fair value basis in two industries—Healthcare, Education and Childcare and Diversified/Conglomerate Services.

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

A number of our CLOs are outside of reinvestment periods, which may adversely affect our returns on investment and ability to maintain compliance with certain overcollateralization and interest coverage tests.

        Our CLOs generally have periods during which, subject to certain restrictions, their managers can sell or buy assets at their discretion and can reinvest principal proceeds into new assets, commonly referred to as a "reinvestment period". Outside of a reinvestment period, the principal proceeds from the assets held in the CLO must generally be used to pay down the related CLO's debt, which causes the leverage on the CLO to decrease. Such leverage decreases may cause our return on investment to be lower. In addition, in the past the ability to reinvest has been important in maintaining compliance with the overcollateralization and interest coverage tests for certain of our CLOs. Outside of a reinvestment period, our ability to maintain compliance with such tests for that CLO may be negatively impacted. The reinvestment periods for CLO 2005-1, CLO 2005-2 and CLO 2007-A have ended and the reinvestment periods for CLO 2006-1 and CLO 2007-1 will end in August 2012 and May 2014, respectively.

Downturns in the global credit markets may affect the collateral in our CLO investments, which may adversely affect our cash flows from CLO investments.

        Among the sectors particularly challenged by adverse economic conditions, including those experienced during the credit crisis, are the CLO and leveraged finance markets. We have significant exposure to these markets through our investments in CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2011-1, each of which is a Cayman Islands incorporated special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our Cash Flow CLO investments are in deeply subordinated securities issued by the CLO issuers, representing highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to other investors in these CLO structures that rank more senior to us in right of payment. As a result of our subordinated position in these CLO structures, we and our investors are at greater risk of suffering losses on our cash flow CLO investments during periods of adverse economic conditions.

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

        At various times during the credit crisis, a number of our CLOs were out of compliance with the compliance tests outlined in their respective indentures. Although all of our CLOs were in compliance as of December 31, 2011, there can be no assurance that all of our CLOs will remain in compliance with their respective compliance tests during 2012 and that we will not, as a result, be required to pay cash flows to the senior note holders of the CLOs that were out of compliance that we would otherwise have expected to receive from our CLOs.

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

The impact of proposed regulations, including the Dodd-Frank Act, on our business is currently uncertain.

        On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act affects almost every aspect of the United States financial services industry, including certain aspects of the markets in which we operate. For example, the Dodd-Frank Act will impose additional disclosure requirements for public companies and generally require issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, the Dodd-Frank Act:

  •
  establishes the Financial Stability Oversight Council (the "FSOC"), a federal agency acting as the financial system's systemic risk regulator with the authority to review the activities of non-bank financial firms, to make recommendations and impose standards regarding capital, leverage, conflicts and other requirements for financial firms and to impose regulatory standards on certain financial firms deemed to pose a systemic threat to the financial health of the United States economy;

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

  •
  imposes certain regulatory requirements on the trading of swaps, including requirements that most swaps be executed on an exchange or "swap execution facility" and cleared through a clearing house, and that entities acting as dealers or "major swap participants" register in the appropriate category and comply with capital, margin, record keeping and reporting and business conduct rules which could increase the cost of trading in the derivative markets or reduce trading levels in the derivative markets;

  •
  restricts the ability of banking organizations to sponsor or invest in private equity and hedge funds;

  •
  grants the United States government resolution authority to liquidate or take emergency measures with regard to troubled financial institutions that fall outside the existing resolution authority of the Federal Deposit Insurance Corporation;

  •
  creates a new Consumer Financial Protection Bureau within the United States Federal Reserve; and

  •
  provides compensation and protection to whistleblowers who provide information leading to securities law enforcement actions.

        In addition, the Dodd-Frank Act could affect our Investment Company Act status. See the risk factor entitled "If the SEC were to disagree with our Investment Company Act determinations, our business could be adversely affected."

        As of December 31, 2011, approximately 80% of the rule making required by the Dodd-Frank Act had yet to be proposed or was not yet finalized. Accordingly, many provisions of the Dodd-Frank Act are subject to further rule making and to the discretion of regulatory bodies, such as the FSOC and Commodities Future Trading Commission (the "CFTC"), and there can be no assurance that, as result of such rule making or decision making, we will not become subject to new restrictions or requirements. For example, if the FSOC were to determine that we were a systemically important nonbank financial company, we would be subject to a heightened degree of regulation. In addition, the CFTC has proposed or adopted rules to establish a new regulatory framework for commodity swaps and security-based swaps which could limit our positions or trading in such instruments. As a result, we currently are uncertain as to whether the Dodd-Frank Act will have a significant and potentially adverse impact on our business.

        In addition, in October 2011, the Financial Stability Board (FSB) issued a report that recommended strengthening oversight and regulation of the so-called shadow banking system, broadly described as credit intermediation involving entities and activities outside the regular banking system. The report outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. While at this stage it is difficult to predict the scope of any new regulations, if such regulations were to extend the regulatory and supervisory requirements currently applicable to banks, such as capital and liquidity standards, to our business, or were to otherwise classify all or a portion of our business as "shadow banking", our regulatory and operating costs would increase, which may have a material adverse affect on our business.

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

The derivatives that we use to hedge against interest rate, foreign currency and commodity exposure are volatile and may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares.

        From time to time, we enter into various hedging instruments such as swaps, options, forwards and futures as part of our strategy to manage our risk related to interest rates, holdings denominated in foreign currencies and energy prices in connection with our natural resources investments. In the future we may enter into additional hedging instruments as part of these or other risk management strategies. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held, market prices for natural resources, and other changing market conditions. These hedging instruments may fail to protect us from interest rate, foreign currency or commodity price volatility or could adversely affect us because, among other things:

  •
  hedging instruments can be expensive, particularly during periods of volatility in interest rates, foreign currency and commodity prices;

  •
  available hedging instruments may not correspond directly with the risk for which protection is sought;

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

        The cost of using hedging instruments increases as the period covered by the instrument increases and, with respect to interest rate hedges, during periods of rising and volatile interest rates, with respect to foreign currency hedges, during periods of volatile foreign currencies or, with respect to commodity hedges, falling and volatile commodity prices. We may increase our hedging activity and thus increase our hedging costs during such periods when hedging costs have increased.

        Any hedging activity we engage in may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our shares. Therefore, while we may enter into such transactions to seek to reduce interest rate, foreign currency and commodity risks related to our natural resources investments, unanticipated changes in interest rates, foreign currency and commodity prices may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or liabilities being hedged. Any such imperfect correlation may expose us to risk of loss.

Hedging instruments often are currently subject to limited regulation and involve risks and costs.

        While provisions of the Dodd-Frank Act granted specified United States regulatory bodies the authority to regulate the trading of certain derivatives, including many hedging instruments, many of these provisions remain subject to final rule making. For example, the Dodd-Frank Act may require many over-the-counter security-based swaps to be centrally cleared through regulated clearinghouses and traded on exchanges or comparable trading facilities. Dealers and major market participants in certain derivatives and their end-user counterparties may be required to comply with margin and capital requirements. In addition, swap counterparties will be subject to recordkeeping and reporting requirements to provide transaction and pricing data on both cleared and uncleared swaps. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits, leave us with unsecured exposure and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our shareholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may make investments or obtain credit that may require us to post additional collateral in periods of adverse market volatility, which could adversely affect our financial condition and liquidity.

        We may make investments or have credit sources in the future that, during periods of adverse market volatility, such as the periods we observed during the global credit crisis, could require us to post additional margin collateral, which may have a material adverse impact on our liquidity. For example, in the past, certain of our financing facilities allowed the counterparties to determine a new market value of the collateral to reflect current market conditions. In such cases, if a counterparty had determined that the value of the collateral had decreased, it could have initiated a margin call and required us to either post additional collateral or repay a portion of the outstanding borrowing, on minimal notice. If we make investments or obtain credit on similar terms in the future, periods of adverse market volatility could result in a significant increase in margin calls and our liquidity, results of operations, financial condition, and business prospects could suffer. In such a case, it is possible that in order to obtain cash to satisfy a margin call, we would be required to liquidate assets or raise capital at a disadvantageous time, which could cause us to incur further losses or otherwise adversely affect our results of operations and financial condition, could impair our ability to pay distributions to our shareholders and could have a negative impact on the market price of our shares and any other securities we may issue. In the event we are required to post additional collateral on investments, our contingent liquidity reserves may not be sufficient at such time in the event of a material adverse change in the credit markets and related market price market volatility.

We are subject to risks in using prime brokers, custodians, administrators and other agents.

        We depend on the services of prime brokers, custodians, administrators and other agents to carry out certain of our securities transactions. In the event of the insolvency of a prime broker and/or custodian, we may not be able to recover equivalent assets in full as we will rank among the prime broker's and custodian's unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, our cash held with a prime broker or custodian may not be segregated from the prime broker's or custodian's own cash, and we therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the prime broker or custodian could have a material impact on the performance of our business, financial condition and results of operations.

We currently have indebtedness, some of which matures in the near term. We may not be able to generate sufficient cash to service or make required repayments of our indebtedness and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

        As of December 31, 2011, we had approximately $849.9 million of total recourse debt outstanding.

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

        A breach of any of the covenants in our debt agreements could result in a default under our senior secured credit facility, maturing on May 3, 2014 (the "2014 Facility"), 7.0% convertible senior notes due July 15, 2012 ("7.0% Notes"), 7.5% convertible senior notes due January 15, 2017 ("7.5% Notes") and 8.375% senior notes due November 15, 2041 ("8.375% Notes") . If a default occurs under any of these obligations and we are not able to obtain a waiver from the requisite debt holders, then, among other things, our debt holders could declare all outstanding principal and interest to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our common shares to decline significantly. We could also be forced into bankruptcy or liquidation.

The terms of our indebtedness may restrict our ability to make future distributions, make cash payments in respect of any conversion or repurchases of indebtedness and impose limitations on our current and future operations.

        The agreement governing the 2014 Facility contains, and any future indebtedness may also contain, a number of restrictive covenants that impose operating and other restrictions on us, including restrictions on our ability to engage in our current and future operations or to make distributions to holders of our shares. The 2014 Facility credit agreement includes covenants restricting our ability to:

  •
  pay a yearly distribution to our shareholders in an amount greater than 65% of our estimated taxable income for the year calculated in accordance with the 2014 Facility credit agreement;

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

        As of December 31, 2011, approximately $128.9 million of our recourse borrowings, consisting of our junior subordinated notes issued in connection with our trust preferred securities, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may use interest rate derivatives such as interest rate swap agreements to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, such hedging may increase our costs of funding. We cannot provide assurances that we will be able to enter into interest rate hedges that effectively mitigate our exposure to interest rate risk.

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

Ratings agencies may downgrade our credit ratings, which could make it more difficult for us to raise capital and could increase our financing costs.

        We are currently rated by two nationally recognized statistical rating organizations. These rating agencies regularly evaluate us based on a number of factors, including our financial strength and leverage as well as factors not within our control, including conditions affecting our industry generally and the wider state of the economy. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by our rating agencies, particularly below investment grade, could, among other things, adversely affect our access to sources of liquidity and capital, cost of borrowing and may result in more stringent covenants under the terms of any new debt.

Declines in the fair values of our investments may adversely affect our results of operations and credit availability, which may adversely affect, in turn, our ability to make payments due on our indebtedness and our cash available for distribution to holders of our shares.

        Certain of our assets are required to be carried at (i) estimated fair value, including our securities available-for-sale, residential mortgage-backed securities, and corporate debt and equity for which we elected to carry at estimated fair value, (ii) lower of cost of estimated fair value for our corporate loans held for sale, or (iii) amortized cost with a related allowance for credit losses for our corporate loans.

        Changes in the fair values of certain assets will directly affect our results of operations as unrealized gains or losses, or be charged or credited to our shareholders' equity in each period even if no sale is made. As a result, a decline in values would reduce our book value per share. Moreover, if the decline in value of an available-for-sale security is considered by our management to be other-than-temporary, such decline will be recorded as a charge which will adversely affect our results of operations.

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

        The securities that we purchase in privately negotiated transactions are not registered under the relevant securities laws, resulting in restrictions on their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, securities laws. For example, we are party to certain private, unregistered debt transactions in which the securities issued to us are not widely held and trade only in secondary, less established markets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited relative to our investment in securities that trade in more liquid markets. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Furthermore, our Manager conducts diligence on our investments and employees of our Manager may serve on the boards of directors of business entities in which we invest. These activities may provide our Manager with material non-public information with respect to business entities in which we invest. As a result, we may face additional restrictions on our ability to liquidate an investment in such business entities to the extent that we or our Manager has, or could be attributed with, material non-public information. See the risk factor entitled "Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations."

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

        As of December 31, 2011, we held residential mortgage-backed securities with an aggregate estimated fair value of $86.5 million. Residential mortgage-backed securities evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans. Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers' abilities to repay their loans. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Credit default swaps are subject to risks related to changes in credit spreads, credit quality and expected recovery rates of the underlying credit instrument.

        We may enter into credit default swaps ("CDS") as investments or hedges. CDS involve greater risks than investing in the reference obligation directly. In addition to general market risks, CDS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument. A CDS is a contract in which the contract buyer pays, in the case of a short position, or receives, in the case of a long position, a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller receives a payment from, in the case of a short position, or makes a payment to, in the case of a long position, the buyer if there is a credit default or other specified credit event with respect to the issuer of the underlying credit instrument referenced in the CDS. The contract buyer will lose its investment and recover nothing should no event of default occur. If an event of default were to occur, the value of the reference obligation received by the contract seller (if any), coupled with the periodic payments previously received, may be less than the full notional value it pays to the buyer, resulting in a loss of value to the seller. If we act as the contract seller of a CDS, we would be exposed to many of the same risks of leverage described herein since if an event of default occurs the seller must pay the buyer the full notional value of the reference obligation.

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

        We do not control the management, investment decisions or operations of the business entities in which we invest. Management of those enterprises may decide to change the nature of their assets, or management may otherwise change in a manner that is not satisfactory to us or value enhancing for the investment we have made in such entities. We typically have no ability to affect these management decisions and we may have only limited ability to dispose of our investments.

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

There is an inherent risk that we may incur environmental costs and liabilities as a result of our natural resources investments.

        We have made and may continue to make certain investments in the oil and gas industries. These industries present inherent environmental and safety risks and are subject to stringent and complex foreign, federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, regardless of fault, owners and operators of oil and gas properties and facilities can be held jointly and severally liable for the cost of remediating contamination and providing compensation for damages to natural resources. The oil and gas industries also present inherent risk of personal and property injury. On-going compliance with environmental laws, ordinances and regulations applicable to the oil and gas industries, including compliance with more stringent legal requirements that may be imposed in the future, may entail significant expense. Environmental and safety obligations and liabilities can be substantial and could adversely impact the value of our natural resources investments, our ability to use these investments as collateral and may otherwise have a material adverse effect on our results of operations.

Our estimated oil, natural gas, and natural gas liquids reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and value of our reserves.

        Numerous uncertainties are inherent in estimating quantities of oil, natural gas, and natural gas liquids reserves. The process of estimating oil, natural gas, and natural gas liquids reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and reserve estimates also rely upon various assumptions, including assumptions regarding future oil, natural gas, and natural gas liquids prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas, and natural gas liquids attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.

Our natural resources investments are subject to complex federal, state, local and other laws and regulations that could adversely affect the value of our natural resources investments.

        The natural resources operations in which we invest are subject to complex federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration, production and transportation of natural resources. These operations must obtain and maintain numerous permits, approvals and certificates from various governmental authorities that may entail significant expense, impose onerous conditions on operations or place limitations on production methods or quantity. While compliance with such processes has not yet had a material impact on the value of our natural resources investments, new regulations, laws or enforcement policies could be more stringent and significantly increase compliance costs or otherwise materially decrease the value of our natural resources properties. For example, some states have adopted, and other states and the federal government are considering adopting, regulations that place restrictions of the use of an extraction process called hydraulic fracturing, used by the oil and gas operations in which we invest. This or other added regulation could lead to operational delays, increased operating costs, increased liability risks and reduced production of oil and gas, which could adversely impact the value of our natural resources investments, our ability to use these investments as collateral and may otherwise have a material adverse effect on our results of operations.

The performance of our natural resources investments depend on the skill, ability and decisions of third party operators.

        The success of the drilling, development and production of the oil and natural gas properties in which we have working interests is substantially dependent upon the decisions of third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. The failure of any third-party operator to make decisions, perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations, including environmental laws and regulations in a proper manner with respect to properties in which we have an interest could result in material adverse consequences to our interest in such properties. Such adverse consequences could result in liabilities to us, reduce the value of our working interests and adversely affect our cash flows from such investments and our results of operations. In addition, our royalty interests in oil and natural gas properties are predicated on the overall operating performance of third party operators, which could result in a reduction in value of our royalty interests and adversely affect our cash flows from such investments.

Risks Related to our Organization and Structure

Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely affect our results of operations.

        As described above in "Item 1. Business—Our Investment Company Act Status" we conduct our operations through our subsidiaries. In order for us to exclude from "investment securities" our subsidiaries' securities that we hold, each such subsidiary must be structured to both meet the definition of "majority-owned subsidiary" in the Investment Company Act, and to not fall within the definition of investment company in the Investment Company Act or meet an applicable exception from that definition. As a result of this structuring, our subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue, and we could suffer losses on our investments in our subsidiaries or be unable to take full advantage of all available investment opportunities. For example, our CLO subsidiaries cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary, and, as a result, may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries. And our REIT subsidiary and Oil and Gas Subsidiaries are each limited in the type of assets they can acquire and must ensure that a large portion of their total assets relate to those assets, which may have the effect of limiting our freedom of action with respect to real estate and oil and gas assets that may be held or acquired by such subsidiaries or the manner in which we may deal in such assets.

If the SEC were to disagree with our Investment Company Act determinations, our business could be adversely affected.

        We have not requested approval or guidance from the SEC with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the "3a-7 Release"). The SEC, in the 3a-7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a-7 and indicated various steps it may consider taking in connection with Rule 3a-7, although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5)(C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.

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

        Our board of directors has full authority and sole discretion to determine whether or not a distribution will be declared and paid, and the amount and timing of any distribution that may be paid, to holders of our shares and (unless otherwise provided by our board of directors if and when it establishes the terms of any new class or series of our shares) any other class or series of shares we may issue in the future. Our board of directors may, in its sole discretion, determine to reduce or eliminate distributions on our common shares and (unless otherwise so provided by our board of directors) any other class or series of shares we may issue in the future, which may have a material adverse effect on the market price of our shares, any such other shares and any other securities we may issue. In addition, in computing United States federal income tax liability for a taxable year, each holder of our shares will be required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with such holder's taxable year, regardless of whether such holder has received any distributions. Each holder's tax liability will depend on its unique circumstances. As a result, it is possible that a holder's United States federal income tax liability with respect to its allocable share of these items in a particular taxable year could exceed the cash distributions received by such holder. Accordingly, each holder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities attributable to its investment in our shares.

        In addition, as discussed above under "Risks Related to our Organization and Structure—The terms of our indebtedness may restrict our ability to make future distributions and impose limitations on our current and future operations," our credit facility includes covenants that restricts our ability to make distributions on, and to redeem or repurchase, our shares, including a prohibition on distributions on, and redemptions and repurchases of, our shares if an event of default, or certain events that with notice or passage of time or both would constitute an event of default, under the credit facility occur and a requirement that we maintain a specified minimum level of consolidated tangible net worth. In addition, our credit facility contains a covenant which limits our ability to make distributions to our shareholders in an amount in excess of 65% of our annual taxable income calculated in accordance with the 2014 Facility credit agreement.

We intend to pay quarterly distributions to holders of our common shares, but our ability to do so may be limited, which could cause the market price of our common shares to decline significantly.

        We resumed paying quarterly dividends beginning in the fourth quarter of 2009 and we currently intend to continue paying cash distributions to holders of our common shares on a quarterly basis. For all quarters and year ended December 31, 2011, we have declared cumulative cash distributions on our common shares of $0.78 per share.

        Our ability to pay quarterly distributions will be subject to, among other things, general business conditions, our financial results, the impact of paying distributions on our credit ratings, and legal and contractual restrictions on the payment of distributions under borrowing agreements, including restrictions imposed by our 2014 Facility credit agreement, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. Any reduction or discontinuation of quarterly distributions could cause the market price of our common shares to decline significantly. Our payment of distributions to holders of our common shares has also resulted, and may in certain future quarters results, in upward adjustments to the conversion rate of the 7.5% Notes and/or the 7.0% Notes thus resulting in an increase in dilution upon conversion of these notes. Moreover, in the event our payment of quarterly distributions is reduced or discontinued, our failure or inability to resume paying distributions could result in a persistently low market valuation of our common shares.

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

        Our Manager is authorized to follow very broad investment policies (our "Investment Policies") and, in connection with the conversion transaction, these Investment Policies were revised to provide even greater latitude to our Manager with respect to certain matters relating to transactions with our affiliates. Our directors periodically review and approve our Investment Policies. Our board of directors generally does not approve any individual investments, other than approving a limited set of transactions with affiliates that require the prior approval of the Affiliated Transactions Committee of our board of directors. Furthermore, transactions entered into by our Manager may be difficult or impossible to terminate or unwind. Our Manager has significant latitude within the broad parameters of the Investment Policies in determining the types of assets it may decide are proper investments for us.

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

        In addition, interests and those of KKR may at times be in conflict because the CLO issuers in which we invest hold corporate leveraged loans the obligors on which are KKR-affiliated companies. KKR may have an interest in causing such companies to pursue acquisitions, divestitures, exchange offers, debt restructurings and other transactions that, in KKR's judgment, could enhance its equity investment, even though such transactions might involve risks to holders of indebtedness, which include our CLO issuers. For example, KKR could cause a company that is the obligor on a loan held by one of our CLO issuers to make acquisitions that increase its indebtedness or to sell revenue generating assets, thereby potentially decreasing the ability of the company to repay its debt. In cases where a company's debt undergoes a restructuring, the interests of KKR as an equity investor and our CLO issuers as debt investors may diverge, and KKR may have an interest in pursuing a restructuring strategy that benefits the equity holders to the detriment of the lenders, such as our CLO issuers. This risk may be exacerbated in the current economic environment given reduced liquidity available for debt refinancing, among other factors.

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

        We are subject to potential conflicts of interest arising out of our relationship with our Manager and its affiliates. As of December 31, 2011, our Manager and its affiliates collectively owned approximately 3% of our outstanding common shares on a fully diluted basis.

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

        The management compensation structure to which we have agreed with our Manager may cause our Manager to invest in high risk investments or take other risks, which, if they result in a loss, could harm our financial results. In addition to its base management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of specified levels of net income. See "Item 1. Business—Management Agreement" for further information regarding our management compensation structure. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, our Manager's compensation is partly based on GAAP results, which may not always correlate to economic results that increase the market price of our shares. As a result, our Manager may still receive management fees and incentive compensation even in times of poor economic financial results that precipitate a decline in the market price of our shares. If there is a disconnect between our GAAP results and the market value of our shares, the incentive fees paid to our Manager may be higher than our share price would suggest is warranted. Furthermore, the Compensation Committee of our board of directors may make grants of options and restricted shares to our Manager in the future and the factors considered by the Compensation Committee in making these grants may include performance related factors which may also induce our Manager to make investments that are riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

Conflicts may arise in connection with the allocation of investment opportunities by affiliates of our Manager.

        Our Management Agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities. The Management Agreement does not restrict our Manager and its affiliates from raising, sponsoring or advising any new investment fund, company or other entity, including a REIT, or holding proprietary investment accounts, unless such fund, account, company or other entity invests primarily in domestic mortgage-backed securities. This restriction is of significantly less relevance since the May 4, 2007 restructuring pursuant to which we succeeded KKR Financial Corp., because since then our investments in domestic mortgage-backed securities have significantly decreased and as of December 31, 2011 comprised $86.5 million of our investment portfolio. As a result, our Manager and its affiliates, including KKR, currently are engaged in and may in the future engage in management or investment opportunities on behalf of others or themselves that would have been suitable for us and we may have fewer attractive investment opportunities.

        In addition, affiliates of our Manager currently manage a separate investment fund and separately managed accounts, including proprietary investment accounts for the purpose of developing, evaluating and testing potential trading strategies that invest in the same non-mortgage-backed securities investments that we invest in, including other fixed income investments. With respect to these other funds and accounts and any other funds or accounts that may be established in the future, our Manager and its affiliates will face conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our Manager and its affiliates in accordance with their respective allocation policies and procedures. These policies take into account a number of factors, including mandatory minimum investment rights, investment objectives, available capital, concentration limits, risk profiles and other investment restrictions applicable to us and these competing funds and accounts. Our Manager and its affiliates have broad discretion in administering these policies and there is no guarantee that in making allocations our Manager and its affiliates will act in the best interests of holders of our shares or any other securities we may issue. In addition, certain of such other managed funds and accounts may participate in investment opportunities on more favorable terms than us.

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

Tax Risks

Holders of our common shares will be subject to United States federal income tax and generally other taxes, such as state, local and foreign income tax, on their share of our taxable income, regardless of whether or when they receive any cash distributions from us, and may recognize income or have tax liability in excess of our cash distributions.

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

We cannot predict the tax liability attributable to our common shares for any particular holder of our common shares.

        Each holder of our common shares will determine its tax liability attributable to its ownership of our common shares based on its own unique circumstances. Holders of our common shares may have different tax liabilities attributable to our common shares for many reasons unique to the holders, including among other things, limitations on miscellaneous itemized deductions, alternative minimum tax liabilities, differing tax bases in our assets or the holder's status as a non-United States person or tax-exempt entity. As a result, we cannot predict the tax liability attributable to our common shares for any particular holder.

The ability of holders of our common shares to deduct certain expenses incurred by us may be limited.

        In general, expenses incurred by us that are considered "miscellaneous itemized deductions" may be deducted by a holder of our common shares that is an individual, estate or trust only to the extent that such holder's allocable share of those expenses, along with the holder's other miscellaneous itemized deductions, exceed, in the aggregate, 2% of such holder's adjusted gross income. In addition, these expenses are also not deductible in determining the alternative minimum tax liability of a holder. We treat the management fees that we pay to our Manager and certain other expenses incurred by us as miscellaneous itemized deductions. A holder's inability to deduct all or a portion of such expenses could result in an amount of taxable income to such holder with respect to us that exceeds the amount of cash actually distributed to such holder for the year.

Holders of our common shares may recognize gain for United States federal income tax purposes when we sell assets that cause us to recognize a loss for financial reporting purposes.

        We have elected under Section 754 of the Code to adjust the tax basis in all or a portion of our assets upon certain events, including the sale of our common shares. Because our holders are treated as having differing tax bases in our assets, a sale of an asset by us may cause holders to recognize different amounts of gain or loss or may cause some holders to recognize a gain and others to recognize a loss. Depending on the purchase price the shareholder paid for our shares, our holders may recognize gain for United States federal income tax purposes from the sale of certain of our assets even though the sale would cause us to recognize a loss for financial accounting purposes.

We have made and may make investments, such as investments in natural resources and commercial real estate, that generate income and gain that is treated as effectively connected with respect to holders of our common shares that are not "United States persons."

        We have made and may make investments, such as investments in natural resources and commercial real estate, the income and gain from which likely will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not "United States persons" within the meaning of Section 7701(a)(30) of the Code. Furthermore, notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with the conduct of a United States trade or business. To the extent our income and gain is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder's allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder's United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such person's United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

Holders of our shares may be subject to foreign, state and local taxes and return filing requirements as a result of investing in our shares.

        In addition to United States federal income taxes, holders of our common shares may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property, even if the holders of our common shares do not reside in any of those jurisdictions. For example, we will likely be treated as doing business in any foreign, state or local jurisdiction in which our natural resources investments are located and we may be treated as doing business in any foreign, state or local jurisdiction in which our commercial real estate is located. As a result, our holders may be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each holder to file all United States federal, state and local tax returns that may be required of such holder.

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

Under the Foreign Account Tax Compliance Act ("FATCA"), withholding tax may apply to the portion of our distributions that constitute "withholdable payments" other than gross proceeds after December 31, 2013 and to distributions of gross proceeds of certain asset sales by us and proceeds of sales in respect of our common shares after December 31, 2014.

        Under current law, holders of our shares that are not United States persons are generally subject to United States federal withholding tax at the rate of 30% (or such lower rate provided by an applicable tax treaty) on their share of our gross income from dividends, interest (other than interest that constitutes "portfolio interest" within the meaning of the Code) and certain other income that is not treated as effectively connected with a United States trade or business. For payments made after December 31, 2013, in addition to this withholding tax that currently applies, FATCA will impose a United States federal withholding tax at a 30% rate on "withholdable payments" made to foreign financial institutions (and their more than 50% affiliates) unless the payee foreign financial institution agrees, among other things, to disclose the identity of certain United States persons and United States owned foreign entities with accounts at the institution (or the institution's affiliates) and to annually report certain information about such accounts. "Withholdable payments" include payments of interest (including original issue discount), dividends, and other items of fixed or determinable annual or periodical gains, profits, and income, in each case, from sources within the United States, as well as gross proceeds from the sale of any property of a type which can produce interest or dividends from sources within the United States. FATCA will also require withholding on the gross proceeds of such sales for payments made after December 31, 2014. The FATCA withholding tax will also apply to withholdable payments to certain foreign entities that do not disclose the name, address, and taxpayer identification number of any substantial United States owners (or certify that they do not have any substantial United States owners). We expect that some or all of our distributions will constitute "withholdable payments." Thus, if a holder holds our shares through a foreign financial institution or foreign corporation or trust, a portion of payments to such holder made after December 31, 2013 may be subject to 30% withholding.

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

        In order for KFH II to continue to qualify as a REIT, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year and its shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. We intend for KFH II to be owned, directly or indirectly, by us and by holders of the preferred shares issued by KFH II. In order to preserve the REIT status of KFH II and any future REIT subsidiary, the operating agreement generally prohibits, subject to exceptions, any person from beneficially owning or constructively owning shares in excess of 9.8% in value or in number of our outstanding shares, whichever is more restrictive, excluding shares not treated as outstanding for United States federal income tax purposes. This restriction may be terminated by our board of directors if it determines that it is no longer in our best interests for KFH II and any future REIT subsidiary to continue to qualify as a REIT under the Code or that compliance with those restrictions is no longer required to qualify as a REIT, and our board of directors may also, in its sole discretion, exempt a person from this restriction.

        The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The failure of KFH II, or any future REIT subsidiary to qualify as a REIT would generally cause it to be subject to United States federal income tax on its taxable income, which could result in a reduction in cash flow and after-tax return for holders of our shares and thus could result in a reduction of the value of those shares and any other securities we may issue.

        We intend that KFH II will continue to operate, and any future REIT subsidiary will operate, in a manner so as to qualify to be taxed as a REIT for United States federal income tax purposes. No ruling from the IRS, however, has been or will be sought with regard to the treatment of KFH II, or any future REIT subsidiary as a REIT for United States federal income tax purposes, and the ability to qualify as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Accordingly, no assurance can be given that KFH II, or any future REIT subsidiary will satisfy such requirements for any particular taxable year. If KFH II, or any future REIT subsidiary were to fail to qualify as a REIT in any taxable year, it would be subject to United States federal income tax, including any applicable alternative minimum tax, on its net taxable income at regular corporate rates, and distributions would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and could reduce the amount of cash available for distribution to us, which in turn would reduce the amount of cash available for distribution to holders of our shares and could have an adverse impact on the value of those shares and any other securities we may issue. Unless entitled to relief under certain Code provisions, KFH II, or such future REIT subsidiary also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT.

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

        None.

Item 4.    MINE SAFETY DISCLOSURE

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common shares are traded on the NYSE under the symbol "KFN."

        On February 21, 2012, the closing price of our common shares, as reported on the NYSE, was $9.33. The following table sets forth the high and low sale prices for our common shares for the period indicated as reported on the NYSE:

	Sales Price
	High	Low
Year ended December 31, 2010
First Quarter ended March 31, 2010	$8.50	$5.55
Second Quarter ended June 30, 2010	$9.49	$7.01
Third Quarter ended September 30, 2010	$8.95	$7.02
Fourth Quarter ended December 31, 2010	$9.50	$8.50
Year ended December 31, 2011
First Quarter ended March 31, 2011	$10.60	$8.80
Second Quarter ended June 30, 2011	$10.35	$9.43
Third Quarter ended September 30, 2011	$9.92	$7.36
Fourth Quarter ended December 31, 2011	$8.85	$6.68

        As of February 21, 2012, we had 178,403,785 issued and outstanding common shares that were held by 21 holders of record. The 21 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common shares.

Distributions

        The amount and timing of distributions to our common shareholders, including quarterly distributions or any special distributions, is determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions under borrowing agreements, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we will generally determine gains or losses based upon the price we paid for those assets. We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by a shareholder on the sale of assets held by us may be higher or lower depending upon the purchase price the shareholder paid for our shares. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-Cash 'Phantom' Taxable Income" for further discussion about taxable income allocable to holders of our common shares and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Cash Distributions to Shareholders" for further discussion about the restrictions on the amount of cash distributions we can pay.

        The following table shows the distributions declared for our 2011 and 2010 fiscal years:

Year ended December 31, 2010	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2010	May 14, 2010	May 28, 2010	$0.10
Second Quarter ended June 30, 2010	August 18, 2010	September 1, 2010	$0.12
Third Quarter ended September 30, 2010	November 17, 2010	December 1, 2010	$0.14
Fourth Quarter ended December 31, 2010	February 18, 2011	March 4, 2011	$0.15

Year ended December 31, 2011	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2011	May 13, 2011	May 27, 2011	$0.16
Second Quarter ended June 30, 2011	August 11, 2011	August 25, 2011	$0.18
Third Quarter ended September 30, 2011	November 17, 2011	December 1, 2011	$0.18
Fourth Quarter ended December 31, 2011	February 16, 2012	March 1, 2012	$0.18
Annual Special Distribution	March 15, 2012	March 29, 2012	$0.08

Equity Compensation Plan Information

        The following table summarizes as of December 31, 2011, the total number of securities outstanding in our incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plan not approved by shareholders	1,932,279	$20.00	1,747,572

(1)
As of December 31, 2011, a total of 8,589,625 shares were authorized under the 2007 Share Incentive Plan to satisfy awards made pursuant to the 2007 Share Incentive Plan. As such, the total number of securities remaining available for future issuance is net of 4,852,274 restricted shares already issued and 57,500 common share options already exercised. Shares which are subject to awards that terminate, lapse or are cancelled may again be used to satisfy awards under the 2007 Share Incentive Plan. Each January 1, an additional 125,000 shares become available solely to satisfy restricted share awards made pursuant to the 2007 Share Incentive Plan to non-employee directors. See "Item 8. Financial Statements and Supplementary Data—Note 11. Common Shares, Restricted Shares and Share Options" of this Annual Report on Form 10-K for further discussion on the 2007 Share Incentive Plan.

Five Year Total Return Comparison

        The following graph presents a total return comparison from a $100 investment in our common shares on December 31, 2006 to the Standard & Poor's 500 Index ("S&P 500 Index"), Russell 1000 Index ("Russell 1000") and Russell 2000 Index ("Russell 2000").

        We obtained information for the table below from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2006, and that all dividends were reinvested. The total return performance shown on the graph is not necessarily indicative of future total return performance.

 Share Price Performance Graph

	Base Period	Years Ending
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
KKR Financial Holdings LLC	100	58	7	27	46	46
S&P 500 Index	100	106	64	85	97	99
Russell 1000(1)	100	106	64	86	98	100
Russell 2000(1)	100	99	62	84	105	101

(1)
We have elected to use the Russell 2000 as of December 31, 2011 as compared to the Russell 1000 for comparison purposes because the Russell 2000 includes companies with market capitalizations most similar to our own.

Recent Sales of Unregistered Securities

        On January 21, 2011, the Compensation Committee of the board of directors granted the Manager 240,845 restricted common shares subject to graded vesting over four years with the final vesting date of March 1, 2015. The grant made to our Manager was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

        On October 15, 2011, our non-employee directors deferred an immaterial amount of cash compensation in exchange for 5,042 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors' Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at the election of the Company, upon the earlier of (i) the first day of January following the applicable non-employee director's termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of the Company. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. For further discussion of the 2007 Share Incentive Plan, see "Item 8. Financial Statements and Supplementary Data—Note 11. Common Shares, Restricted Shares and Share Options" of this Annual Report on Form 10-K.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The selected financial data should be read together with the more detailed information contained in the consolidated financial statements and associated notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Consolidated Statements of Operations Data:
Net investment income (loss):
Total investment income	$542,021	$505,359	$572,725	$948,588	$872,373
Interest expense	133,609	131,700	268,087	521,313	556,565
Interest expense to affiliates	49,458	25,152	21,287	43,301	60,939
Provision for loan losses	14,194	29,121	39,795	481,488	25,000

Net investment income (loss)	344,760	319,386	243,556	(97,514)	229,869
Other income (loss):
Total other income (loss)	93,447	143,352	(96,275)	(906,837)	62,012
Non-investment expenses:
Related party management compensation	68,185	69,125	44,323	36,670	52,535
General, administrative and directors expenses	37,741	16,516	10,393	19,038	18,294
Professional services	6,198	5,331	7,384	8,098	4,706
Loan servicing	—	—	7,961	9,444	11,346

Total non-investment expenses	112,124	90,972	70,061	73,250	86,881

Income (loss) from continuing operations before equity in income of unconsolidated affiliate and income tax expense	326,083	371,766	77,220	(1,077,601)	205,000
Equity in income of unconsolidated affiliate	—	—	—	—	12,706

Income (loss) from continuing operations before income tax expense	326,083	371,766	77,220	(1,077,601)	217,706
Income tax expense	8,011	702	284	107	256

Income (loss) from continuing operations	318,072	371,064	76,936	(1,077,708)	217,450
Income (loss) from discontinued operations	—	—	—	2,668	(317,655)

Net income (loss)	$318,072	$371,064	$76,936	$(1,075,040)	$(100,205)

Net income (loss) per common share:
Basic
Income (loss) per share from continuing operations	$1.79	$2.33	$0.50	$(7.71)	$2.38

Income (loss) per share from discontinued operations	$—	$—	$—	$0.02	$(3.53)

Net income (loss) per share	$1.79	$2.33	$0.50	$(7.69)	$(1.15)

Diluted
Income (loss) per share from continuing operations	$1.75	$2.32	$0.50	$(7.71)	$2.38

Income (loss) per share from discontinued operations	$—	$—	$—	$0.02	$(3.53)

Net income (loss) per share	$1.75	$2.32	$0.50	$(7.69)	$(1.15)

Weighted average number of common shares outstanding:
Basic	177,560	157,936	153,756	140,027	89,953

Diluted	180,897	158,771	153,756	140,027	89,953

Distributions declared per common share	$0.67	$0.43	$0.05	$1.30	$2.16

(in thousands, except per share data)	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Consolidated Balance Sheets Data:
Cash and cash equivalents	$392,154	$313,829	$97,086	$41,430	$524,080
Restricted cash and cash equivalents	399,620	571,425	342,706	1,233,585	1,067,797
Securities	922,603	932,823	803,258	658,779	1,491,229
Corporate loans, net	6,443,399	6,321,444	6,543,643	7,571,446	8,634,208
Residential mortgage loans(1)	—	—	2,097,699	2,620,021	3,921,323
Equity investments, at estimated fair value	189,845	99,955	120,269	5,287	—
Assets of discontinued operations	—	—	—	—	3,049,758
Total assets	8,647,228	8,418,412	10,300,005	12,515,082	19,046,025
Total borrowings	6,778,208	6,642,455	8,970,591	11,461,610	13,425,106
Liabilities of discontinued operations	—	—	—	—	3,644,083
Total liabilities	6,971,396	6,775,364	9,133,347	11,851,737	17,401,486
Total shareholders' equity	1,675,832	1,643,048	1,166,658	663,345	1,644,539
Book value per common share	$9.41	$9.24	$7.37	$4.40	$14.27

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

Executive Overview

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our manager with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity and working and royalty interests in oil and gas properties. The corporate loans that we hold are purchased via assignment or participation in the primary or secondary market.

        The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of six CLO transactions, KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), and KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1") (collectively the "Cash Flow CLOs"). In addition, our CLO transactions include KKR Financial CLO 2009-1 Ltd. ("CLO 2009-1"). However, as all of the debt of CLO 2009-1 was retired in July 2009, CLO 2009-1 is excluded from our six Cash Flow CLOs above. We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

        We are managed by KKR Financial Advisors LLC (our "Manager"), a wholly-owned subsidiary of KKR Asset Management LLC ("KAM"), pursuant to a management agreement (the "Management Agreement"). KAM is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

  Business Environment

        Throughout 2011, downside macroeconomic and political concerns triggered significant market swings. During 2011, we witnessed a market with increased capital availability and tighter credit spreads transform to one with constrained liquidity and wider credit spreads. As of the quarter ended

September 30, 2011, the S&P/LSTA Loan index had returned -1.3% and the Merrill Lynch High Yield index had returned -1.7% for the year. In addition, during the third quarter of 2011, the S&P 500 index fell approximately 15%, its biggest quarterly loss since the fourth quarter of 2008, and more than half of the trading days in the quarter had intraday price moves over 2%. Despite the recovery in corporate debt prices during the fourth quarter of 2011, the uncertainty around the eurozone debt crisis and global economic conditions remained. By December 31, 2011, the S&P/LSTA Loan index had returned a modest 1.5% for 2011 (compared to 10.2% for 2010), the Merrill Lynch High Yield Master II index had returned 4.4% for 2011 (compared to 15.2% for 2010) and the S&P 500 index had ended the year exactly where it began.

        As of December 31, 2011, the three-month LIBOR interbank offered rate ("LIBOR") was 0.58% compared to 0.30% a year ago. However, for the year 2011, the three-month LIBOR averaged 0.34%, which remained unchanged from the average three-month LIBOR rate in 2010. As a result of the low interest rates, we saw an increase in the number of assets offering an income premium, or LIBOR floor. As of December 31, 2011, 32.2% of our floating corporate debt portfolio had LIBOR floors compared to 23.3% as of December 31, 2010.

        In addition, given the continued market volatility and lack of market liquidity, increased investment opportunities domestically and abroad were identified across our six strategies to which we deploy capital. For example, during 2011, we closed CLO 2011-1, a $600.0 million secured financing transaction, whereby CLO 2011-1 was able to borrow up to a total of $450.0 million. The total borrowings of $439.4 million under CLO 2011-1 were fully deployed by the end of the third quarter to acquire corporate loans. We also deployed approximately $140 million to natural resources and approximately $165 million to various debt and equity stressed and distressed opportunities through our special situations strategy during 2011. In line with our objective to lower our weighted average cost of capital, following the receipt of our investment grade ratings, we issued 30-year senior notes. The net proceeds from this offering of $250.7 million are primarily for the repurchase or repayment of our existing senior indebtedness due in 2012 and for general corporate purposes, including the acquisition of attractive opportunities provided through existing market conditions.

  Summary of Results

        Our net income for the year ended December 31, 2011 totaled $318.1 million (or $1.75 per diluted common share), as compared to net income of $371.1 million (or $2.32 per diluted common share) and net income of $76.9 million (or $0.50 per diluted common share), for the years ended December 31, 2010 and 2009, respectively. The decrease in net income of $53.0 million from 2010 to 2011 was largely attributable to (i) a decline in other income of $49.9 million primarily as a result of an aggregate one-time gain on extinguishment of debt totaling $38.7 million recorded in 2010, as well as an additional $50.4 million lower of cost or estimated fair value adjustment to corporate loans held for sale recorded during 2011 partially offset by realized gains from the sale of corporate debt securities, (ii) an increase in non-investment expenses of $21.2 million primarily due to $20.2 million of expenses related to our working interests and overriding royalty interests acquired through our natural resources strategy in 2011 and (iii) an income tax expense of $8.0 million recorded in the year ended December 31, 2011. These three factors were partially offset by an increase in net investment income of $25.4 million, largely attributable to the revenues earned on our working and overriding royalty interests during 2011. The increase in net income of $294.1 million from 2009 to 2010 is attributable to an increase in net investment income of $75.8 million and an increase in other income of $239.6 million primarily due to realized gains on the sale of certain corporate debt securities driven by capital appreciation, partially offset by an increase in non-investment expenses of $20.9 million. The components of these amounts for the years ended December 31, 2011, 2010 and 2009 are detailed further below under "Results of Operations."

        Book value per share increased $0.17 to $9.41 as of December 31, 2011 from $9.24 as of December 31, 2010. The increase was primarily attributable to earnings for the year of $1.79 per common share, partially offset by a decrease in our accumulated other comprehensive income, a component of shareholders' equity of $0.95 per common share, and our cash distributions to shareholders of $0.67 per common share. The $0.95 per common share change in accumulated other comprehensive income was primarily as a result of lower unrealized gains from securities available-for-sale due to sales of certain securities available-for-sale and changes in value of other securities available-for-sale, as well as a decline in value of our interest rate swaps designated as cash flow hedges.

  Cash Distributions to Shareholders

        During 2011, we paid aggregate cash distributions totaling $119.4 million. The amount and timing of our distributions to our common shareholders, including any special distributions, is determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions under borrowing agreements, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs.

        Our $250.0 million asset-based revolving credit facility (the "2014 Facility") of which zero is outstanding as of December 31, 2011, contains negative covenants that restrict our ability, among other things, to pay distributions or make certain other restricted payments, including a restriction from making distributions to holders of common shares in excess of 65% of our estimated annual taxable income calculated in accordance with the 2014 Facility credit agreement. In addition, no distributions shall be paid if a deficiency in the required collateral per the agreement exists or would exist as a result of such distributions.

  Funding Activities

        During the second half of 2011, we repurchased $45.5 million par amount of our 7.0% convertible senior notes (the "7.0% Notes") due July 15, 2012, reducing the amount outstanding to $135.1 million as of December 31, 2011. These transactions resulted in us recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs. As of December 31, 2011, we had committed to purchase an additional $0.8 million par amount of our 7.0% Notes, which settled in January 2012. As of December 31, 2011, the conversion rate for each $1,000 principal amount of the notes was 32.2581, which is equivalent to a conversion price of approximately $31.00 per common share.

        On May 13, 2011, we entered into an amendment to our $49.7 million asset-based revolving credit facility (the "2015 Natural Resources Facility"), maturing on November 5, 2015, increasing the commitment from $49.7 million to $81.1 million.

        As of December 31, 2011, we had $38.3 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, we had a letter of credit outstanding totaling $1.0 million as of December 31, 2011.

  Senior Notes Offering

        During November 2011, following the receipt of a BBB rating from Fitch Ratings and a BBB- rating from Standard & Poor's, we issued $258.8 million par amount of 8.375% senior notes due November 15, 2041 ("8.375% Notes"). The total net proceeds from this offering were $250.7 million, which will be used to repurchase or repay a portion of our existing senior indebtedness and for general corporate purposes.

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

        CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are all VIEs that we consolidate as we have determined we have the power to direct the activities that most significantly impact these entities' economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

        As our consolidated financial statements in this Annual Report on Form 10-K are presented to reflect the consolidation of the CLOs we hold investments in, the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the CLOs on a consolidated basis, which is consistent with the disclosures in our consolidated financial statements.

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

  •
  Natural resources:    Our natural resources strategy consists of deploying capital to oil and gas opportunities by acquiring working interests in conventional and unconventional producing properties, acquiring royalty interests in both producing properties and unconventional resource developments (e.g. emerging shale plays) and deploying capital to private equity opportunities focused on the oil and gas sector.

  •
  Special situations:    Special situations opportunities may take the form of debt and/or equity and generally consist of deploying capital to deeply discounted secondary market opportunities, debtor-in-possession and exit facilities, rescue financing transactions and other distressed opportunities.

  •
  Mezzanine:    Mezzanine opportunities generally represent the private debt instruments located in the middle of a company's capital structure, senior to common or preferred equity but subordinate to senior secured debt. Generally, mezzanine securities take the form of privately negotiated subordinated debt, and, to a lesser extent, senior notes or preferred stock, with some form of equity participation either through common or preferred stock, options or warrants.

  •
  Commercial real estate:    Our commercial real estate strategy consists of deploying capital to domestic and foreign opportunities through debt or equity interests in commercial real estate properties and fixed income instruments.

  •
  Private equity:    Our private equity strategy consists of deploying capital to private equity opportunities primarily on a side-by-side basis with KKR's private equity funds.

        The majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of December 31, 2011, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $7.4 billion par amount or $6.8 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consist of the following as of December 31, 2011:

  •
  Corporate loans:    Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.7 billion and estimated fair value of $6.1 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 4.5%, of which 99.9% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 3.8%. The remaining 0.1% are fixed rate with a weighted average coupon of 11.5%.

  •
  Corporate debt securities:    Corporate debt securities consist of high yield bonds held through our CLOs with an aggregate par amount of $739.7 million and estimated fair value of $710.7 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 8.5%, of which 79.5% of the corporate debt securities are fixed rate with a weighted average coupon of 9.7%. The remaining 20.5% are floating rate with a weighted average coupon spread to LIBOR of 3.6%.

        Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

        In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of December 31, 2011, the contractual notional balance of these amortizing interest rate swaps was $383.3 million.

        As of December 31, 2011, these Cash Flow CLOs had aggregate secured debt outstanding totaling $5.5 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $365.8 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. As we hold the majority or all of the subordinated notes in each of the Cash Flow CLOs, we consolidate all of the Cash Flow CLOs and reflect all income and losses related to the assets in these Cash Flow CLOs on our consolidated statement of operations even though a minority interest in two of our CLO transactions is not held by us.

        The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager, an affiliate of our Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011. As a result, principal proceeds from the assets held in each of these three transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the year ended December 31, 2011, $528.2 million of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the year ended December 31, 2011, $2.9 million of original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call in a CLO transaction by redeeming the notes and reinvesting the proceeds into a new CLO.

        On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of December 31, 2011:

  •
  CLO note holdings:    We hold $1.2 billion par amount of mezzanine and subordinated notes in our six Cash Flow CLO transactions. As our Cash Flow CLOs are consolidated under accounting principles generally accepted in the United States of America ("GAAP"), these holdings are not reflected on our consolidated balance sheet as the assets and liabilities of our CLO subsidiaries are consolidated and our ownership interests in the Cash Flow CLOs are eliminated for consolidation.

  •
  Corporate loans:    Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans have an aggregate par value of $281.0 million and estimated fair value of $156.5 million. These loans have a weighted average coupon of 6.4%, with the majority of corporate loans being floating rate with a weighted average coupon spread to

    LIBOR of 5.2%. In addition, we hold equity from one issuer with an estimated fair value of $22.1 million, which was restructured from a debt instrument to equity.

  •
  Corporate debt securities:    Our corporate debt securities consist of high yield bonds. These corporate debt securities have an aggregate par value of $23.3 million and estimated fair value of $22.6 million. These debt securities have a weighted average coupon of 14.4%.

  •
  Mezzanine:    Our mezzanine holdings consist of (i) $46.4 million par amount of debt with an estimated fair value of $46.0 million and (ii) $5.4 million amortized cost of equity with an estimated fair value of $6.2 million. The $46.4 million par amount of mezzanine debt has a weighted average coupon of 13.6%.

  •
  Special situations:    Our special situations holdings consist of (i) $155.1 million par amount of debt with an $118.2 million amortized cost and estimated fair value of $125.1 million, (ii) $42.7 million amortized cost of equity, including warrants, with an estimated fair value of $39.0 million, and (iii) $9.4 million amortized cost of other investments with an estimated fair value of $8.7 million. The $155.1 million par amount of debt has a weighted average coupon of 7.8%.

  •
  Natural resources:    Our natural resources holdings consist of (i) private equity focused on the oil and gas sector with an aggregate cost basis of $64.9 million and an estimated fair value of $81.8 million, (ii) oil and gas working interests in proved developed and proved undeveloped properties in Texas with a carrying amount of $86.9 million, partially financed with $38.3 million borrowed under a non-recourse, asset-based credit facility, and (iii) overriding royalty interests with a carrying amount of $51.7 million.

  •
  Private equity:    Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $45.9 million with an estimated fair value of $44.9 million.

  •
  Residential mortgage-backed securities ("RMBS"):    Our RMBS have an aggregate par amount of $185.4 million with an estimated fair value of $86.5 million.

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

  The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value and certain financial instruments classified as derivatives.

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

  The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, RMBS and certain financial instruments classified as derivatives.

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

        Equity Investments, at Estimated Fair Value:    Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on a market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparable securities, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

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

        Residential Mortgage-Backed Securities at Estimated Fair Value:    Residential mortgage-backed securities are initially valued at transaction price and are subsequently valued using industry recognized models (including Intex and Bloomberg) and data for similar instruments (e.g., nationally recognized pricing services or broker quotes). The most significant inputs to the valuation of these instruments are default and loss expectations and market credit spreads.

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

        Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the year ended December 31, 2011, share-based compensation totaled $3.3 million. As of December 31, 2011, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.2 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of December 31, 2011, the common share options were fully vested and expire in August 2014. As of December 31, 2011, future unamortized share-based compensation totaled $2.1 million, of which $1.2 million, $0.7 million and $0.2 million will be recognized in 2012, 2013 and beyond, respectively.

  Accounting for Derivative Instruments and Hedging Activities

        We recognize all derivatives on our consolidated balance sheets at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument ("free-standing derivative"). For a fair value hedge, we record changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive (loss) income and subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in other income (loss).

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

        We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of December 31, 2011, the estimated fair value of our net derivative liabilities totaled $96.9 million.

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

        This process involves a considerable amount of judgment by our management. As of December 31, 2011, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $13.6 million, which if not recovered may result in the recognition of future losses. During the year ended December 31, 2011, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $3.7 million.

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

        We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of December 31, 2011, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio's performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses are assessed on a quarterly and annual basis. As of December 31, 2011, management believes that these estimates are appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

        As of December 31, 2011, our allowance for loan losses totaled $191.4 million.

Recent Accounting Pronouncements

Fair Value Measurement

        In May 2011, the FASB amended existing standards to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards, including prohibiting the application of block discounts for all fair value measurements and providing an exception allowing a company to consider the sale or transfer of its net position for a particular risk exposure if certain criteria are met. Disclosure requirements include quantitative information about significant unobservable inputs used for Level 3 measurements, a description of the company's valuation processes and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed. The guidance is effective during interim and annual periods beginning after December 15, 2011; early adoption is not permitted. We do not expect the guidance to have a material impact on our consolidated financial statements.

Comprehensive Income

        In June 2011, the FASB amended existing standards to comprehensive income to require all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The guidance is effective during interim and annual periods beginning after December 15, 2011; early adoption is permitted.

        In December 2011, the FASB deferred the changes made in June 2011 that relate to the presentation of reclassification adjustments in order to allow the board time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements according to the June 2011 update were not affected by this December 2011 update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance is effective during interim and annual periods beginning after December 15, 2011; early adoption is permitted. We do not expect the guidance to have a material impact on our consolidated financial statements.

Balance Sheet

        In December 2011, the FASB amended existing standards to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with retrospective disclosures required for all comparative periods presented. We are currently evaluating the impact of this accounting update on our financial disclosures.

Results of Operations

Consolidated Results of Operations

  Summary

        The following discussion presents an analysis of our results of operations on a comparative basis for the fiscal years ended December 2011, 2010 and 2009. Our results of operations may be materially affected by market fluctuations and current economic events, particularly in the fixed income and equity markets.

        A summary of key financial results for the years ended December 31, 2011, 2010 and 2009 are as follows (amounts in thousands, except per share information):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net investment income	$344,760	$319,386	$243,556
Total other income (loss)	93,447	143,352	(96,275)
Total non-investment expenses	112,124	90,972	70,061

Income before income tax expense	326,083	371,766	77,220
Income tax expense	8,011	702	284

Net income	$318,072	$371,064	$76,936

Net income per share—diluted	$1.75	$2.32	$0.50

  Net Investment Income

        The following table presents the components of our net investment income for the years ended December 31, 2011, 2010 and 2009:

Comparative Net Investment Income Components
(Amounts in thousands)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment Income:
Corporate loans and securities interest income	$388,974	$369,387	$380,704
Residential mortgage loans and securities interest income	14,615	23,924	120,985
Other investment income	30,741	1,064	580
Dividend income	5,287	2,266	339
Net discount accretion	102,404	108,718	70,117

Total investment income	542,021	505,359	572,725

Interest Expense:
Collateralized loan obligation secured notes	61,875	59,242	112,798
Credit facilities	3,236	12,852	16,356
Senior notes	2,777	—	—
Convertible senior notes	26,945	28,171	20,444
Junior subordinated notes	15,528	15,600	16,610
Residential mortgage-backed securities issued	—	—	82,052
Interest rate swaps	22,734	15,562	14,432
Other interest expense	514	273	5,395

Total interest expense	133,609	131,700	268,087
Interest expense to affiliates	49,458	25,152	21,287
Provision for loan losses	14,194	29,121	39,795

Net investment income	$344,760	$319,386	$243,556

        Due to our adoption of the new guidance related to consolidation of variable interest entities (as described above under "Executive Overview"), certain amounts for the year ended December 31, 2009, which were related to the six residential mortgage loan securitization trusts that we deconsolidated effective January 1, 2010, should be disregarded for comparative purposes. For the year ended

December 31, 2009, residential mortgage-backed securities issued ("RMBS Issued") interest expense totaled $82.1 million and residential mortgage loans interest income totaled $90.0 million, related to the six residential mortgage loan securitization trusts which were deconsolidated.

2011 and 2010

        As presented in the table above, net investment income increased by $25.4 million from $319.4 million for 2010 to $344.8 million for 2011. Total investment income, consisting primarily of interest income and discount accretion from our investment portfolio, totaled $542.0 million for 2011 as compared to $505.4 million for 2010. The increase in total investment income of approximately $36.7 million was primarily attributable to corporate loans and securities interest income increasing $19.6 million and other investment income increasing $29.7 million. The increase in corporate loans and securities interest income of $19.6 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily attributable to a larger corporate debt portfolio, combined with an increase in the weighted average coupon of our corporate debt portfolio from 4.6% for the year ended December 31, 2010 to 4.9% for the year ended December 31, 2011, calculated based on the average par balances for the respective periods. The increase in the weighted average coupon of our corporate debt portfolio is due to an increase in the percentage of our corporate debt portfolio with LIBOR floors from 23.3% as of December 31, 2010 to 32.2% as of December 31, 2011, as well as the acquisition of holdings during the year ended December 31, 2011 with comparatively higher rates. The increase in other investment income of $29.7 million for the year ended December 31, 2011 as compared the year ended December 31, 2010 is primarily attributable to an increase in revenue earned on our working and royalty interests in oil and gas properties. We began acquiring working and royalty interests in oil and gas properties during the fourth quarter of 2010. We expect that as we continue to grow our natural resources holdings, the related net revenue will steadily increase as production increases through the acquisition of additional oil and gas assets and drilling of existing undeveloped property. These revenues are included within the Other segments.

        Net investment income also increased as a result of a decrease in the provision for loan losses of $14.9 million, from $29.1 million for the year ended December 31, 2010 to $14.2 million for the year ended December 31, 2011. The increase in investment income was partially offset by an increase in interest expense to affiliates of $24.3 million from the year ended December 31, 2010 to 2011 due to all Cash Flow CLOs passing certain compliance tests in 2011 and thereby, resuming payments to mezzanine and subordinate note holders, including an affiliate of our Manager.

2010 and 2009

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

  Other Income (Loss)

        The following table presents the components of other income (loss) for the years ended December 31, 2011, 2010 and 2009:

Comparative Other Income (Loss) Components
(Amounts in thousands)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaps	$—	$311	$(3,328)
Commodity swaps	7,948	(226)	—
Credit default swaps	(6,030)	1,970	17,632
Total rate of return swaps	49	1,771	45,607
Common stock warrants	(890)	663	457
Foreign exchange(1)	(4,795)	(9,183)	540
Options	(94)	—	—

Total realized and unrealized (loss) gain on derivatives and foreign exchange	(3,812)	(4,694)	60,908
Net realized and unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	2,825	(11,396)	(107,028)
Net realized and unrealized gain (loss) on investments(2)	96,229	122,199	(48,381)
Net realized and unrealized gain (loss) on securities sold, not yet purchased	431	(756)	3,582
Impairment of securities available-for-sale and private equity at cost	(7,705)	(12,890)	(43,906)
Net (loss) gain on restructuring and extinguishment of debt	(1,736)	39,999	30,836
Other income	7,215	10,890	7,714

Total other income (loss)	$93,447	$143,352	$(96,275)

(1)
Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)
Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

2011 and 2010

        As presented in the table above, other income totaled $93.4 million for 2011 as compared to other income of $143.4 million for 2010. The decrease in total other income of $49.9 million was primarily attributable to two factors. First, net realized and unrealized gain on investments declined $26.0 million primarily as a result of an additional $50.4 million lower of cost or estimated fair value adjustment to corporate loans held for sale recorded during the year ended December 31, 2011 as compared to the prior period, partially offset by additional unrealized gains on investments and realized gains from the sale of corporate debt securities during 2011 of $24.5 million. The $50.4 million of additional lower of cost or estimated fair value adjustment was primarily due to an overall decline in corporate loan prices during the third quarter of 2011, whereby the weighted average estimated fair value of our corporate loan portfolio decreased from 94.7% of par value as of June 30, 2011 to 88.9% of par value as of September 30, 2011. Second, during 2010, in an open market auction, we purchased $83.0 million of notes issued by CLO 2007-A and CLO 2007-1, both of which were previously held by an affiliate of our Manager. These transactions resulted in us recording an aggregate one-time gain on extinguishment of debt totaling $38.7 million for the year ended December 31, 2010. Comparatively, during the year ended December 31, 2011, we recorded a $1.7 million loss related to the $45.5 million repurchase of our 7.0% Notes due July 2012.

2010 and 2009

        Other income totaled $143.4 million for 2010 as compared to other loss of $96.3 million for 2009. Net realized and unrealized gains on investments totaled $122.2 million in 2010 as compared to losses of $48.4 million in 2009. In addition, impairment of securities available-for-sale and private equity at cost totaled $12.9 million in 2010 as compared to $43.9 million in 2009. The year over year improvement with respect to both realized and unrealized losses on investments, and impairment losses is primarily due to higher asset prices. The weighted average market value of our corporate debt portfolio, as a percentage of par, increased 8.4% from 87.3% as of December 31, 2009 to 94.7% as of December 31, 2010. These improvements were partially offset by realized and unrealized loss on derivatives and foreign exchange. Net realized and unrealized gains on total rate of return swaps decreased $43.8 million, from $45.6 million in 2009 to $1.8 million in 2010 primarily due to the unrealized gains on certain foreign denominated total rate of return swaps in 2009. Total rate of return swaps are derivatives that are used to finance investments in corporate loans with changes in market value reflected in income. During 2010, we unwound all of our total rate of return swaps. In addition, net realized and unrealized gains on credit default swaps decreased $15.7 million, from $17.6 million in 2009 to $2.0 million in 2010 primarily due to the unwind of a certain credit default swap in 2009. Credit default swaps are bilateral contracts between a buyer and seller of protection as it relates to a credit default or other specified credit event with respect to the issuer.

  Non-Investment Expenses

        The following table presents the components of non-investment expenses for the years ended December 31, 2011, 2010 and 2009:

Comparative Non-Investment Expense Components
(Amounts in thousands)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Related party management compensation:
Base management fees	$26,294	$19,113	$14,904
Incentive fees	34,154	38,832	4,472
Share-based compensation	2,447	5,784	3,451
CLO management fees	5,290	5,396	21,496

Related party management compensation	68,185	69,125	44,323
Professional services	6,198	5,331	7,384
Loan servicing	—	—	7,961
Insurance	2,170	2,443	1,879
Directors' expenses	1,657	2,733	2,117
Other general and administrative	33,914	11,340	6,397

Total non-investment expenses	$112,124	$90,972	$70,061

2011 and 2010

        As presented in the table above, our non-investment expenses increased from 2010 to 2011 by approximately $21.2 million. The significant components of non-investment expense are described below.

        Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

        The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our "equity" as defined in the Management Agreement. Base management fees increased by $7.2 million from 2010 to 2011 due to an increase in "equity" resulting from net income earned throughout the year ended December 31, 2011, as well as the December 2010 equity offering of 19.4 million common shares, which generated proceeds of $175.7 million.

        Our Manager is also entitled to a quarterly incentive fee provided that our quarterly "net income," as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of $34.2 million were earned by the Manager during 2011 as compared to $38.8 million in 2010, a decrease of $4.7 million.

        An affiliate of the Manager entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2009-1 and CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLOs and has done so in prior periods.

        During the year ended December 31, 2011, the collateral manager waived management fees for all CLOs, except for CLO 2005-1, totaling $34.0 million. During the year ended December 31, 2010, the collateral manager waived management fees for all CLOs, except for CLO 2005-1, totaling $30.6 million. For the years ended December 31, 2011 and 2010, we recorded an expense for CLO management fees totaling $5.3 million and $5.4 million, respectively.

        Professional services expenses consist of legal, accounting and other professional services. Directors' expenses represent share-based compensation, as well as expenses and reimbursements due to the board of directors for their services.

        Other general and administrative expenses increased $22.6 million from 2010 to 2011. The increase was primarily attributable to $20.2 million of expenses related to the acquisition, management and operation of our working interests and overriding royalty interests natural resources investments, including recurring charges for depreciation, depletion and amortization. As we began acquiring working interests and overriding royalty interests through our natural resources strategy during the fourth quarter of 2010, less than $1.0 million of related expenses were incurred during the year ended December 31, 2010. These expenses are included within the Other segments. We expect that as we continue to increase our holdings in natural resources assets, our total expenses will increase accordingly as certain acquisition and transaction costs are nonrecurring and expensed upfront at the time of purchase. In addition, for the year ended December 31, 2011, other general and administrative expenses included expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. Comparatively, for most of the first half of 2010, our Manager permanently waived reimbursement of allocable general and administrative expenses in an amount equal to the incremental CLO management fees received by our Manager, which it had begun waiving again on January 1, 2009. For the year ended December 31, 2010, our Manager permanently waived reimbursement of allocable general and administrative expenses totaling $2.4 million. Due to the reinstatement of waived CLO management fees beginning in 2009, effective June 2010, all incremental CLO management fees received by our Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the year ended December 31, 2011, there were no reimbursable general and administrative expenses waived by our Manager; rather, we incurred reimbursable general and administrative expenses to our Manager of $8.2 million, as compared to $4.6 million for the year ended December 31, 2010.

2010 and 2009

        Non-investment expenses increased from 2009 to 2010 by $20.9 million primarily due to three factors. First, incentive fees of $38.8 million were earned by the Manager during 2010 as compared to $4.5 million in 2009. The increase in incentive fees was attributable to the increase in net income of $294.1 million primarily driven by corporate debt price appreciation in 2010.

        Second, beginning April 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata (restructured and replaced with CLO 2009-1 on March 31, 2009). However, starting in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1, and starting in 2010, the collateral manager reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. Due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. As such, the CLO management fees for all CLOs, except for CLO 2005-1, were being waived or were no longer entitled to be received as of December 31, 2010. The aggregate amounts waived were inversely related to the total CLO management fees recorded. Accordingly, for the years ended December 31, 2010 and 2009, the collateral manager waived aggregate CLO management fees of $30.6 million and $5.2 million, respectively, while for the years ended December 31, 2010 and 2009, we recorded an expense for CLO management fees totaling $5.4 million and $21.5 million, respectively. CLO management fees decreased $16.1 million from 2009 to 2010 as all six CLOs were paying CLO management fees during the first half of 2009.

        Third, general and administrative expenses include expenses incurred by our Manager on our behalf that are reimbursable to our Manager pursuant to the Management Agreement. Beginning January 1, 2009, our Manager permanently waived reimbursable general and administrative expenses allocable to us in an amount equal to the incremental CLO management fees received by the Manager. For the years ended December 31, 2010 and 2009, our Manager permanently waived reimbursement of allocable general and administrative expenses totaling $2.4 million and $9.8 million, respectively. Due to the reinstatement of waived CLO management fees described above, effective June 2010, all incremental CLO management fees received by our Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the year ended December 31, 2010, we reimbursed our Manager for allocable general and administrative expenses of $4.6 million, as compared to zero for the year ended December 31, 2009.

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

        We hold an equity interest in KKR Financial Holdings II, LLC ("KFH II"), which elected to be taxed as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the year ended December 31, 2011 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

        KFH II, our REIT subsidiary, is not expected to incur a federal tax expense, but is subject to limited state income tax expense related to the 2011 tax year. For the year ended December 31, 2011, we recorded $5.8 million of federal and $1.9 million of state tax expense for our domestic corporate subsidiaries. Additionally, we recorded $0.3 million of state and foreign tax expense for our non-corporate subsidiaries for the year ended December 31, 2011. Accordingly, for the year ended December 31, 2011, we recorded income tax expense of $8.0 million. As of December 31, 2011, the tax liability of $6.0 million associated with the deferred portion of the $8.0 million tax expense was included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

Segment Reporting

        As of December 31, 2011, we determined that we operate our business through multiple reportable business segments, which we have determined to be credit ("Credit") and other segments ("Other"). Our segments are differentiated primarily by our investment focuses. The Credit segment includes primarily below investment grade corporate debt. The Other segments include all other portfolio holdings, including oil and natural gas working interests and overriding royalty interests.

        Prior to 2011, we operated under a single business segment of Credit. However, during 2011, we began purchasing additional working interests and overriding royalty interests in oil and natural gas properties. As of December 31, 2011, we determined that we met certain segment reporting requirements and accordingly, we began to disclose information by segment based on our acquisition of additional natural resources assets, combined with our belief that other areas of investment focus including natural resources, while currently not material, may become a significant part of our business. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how we review our operating results.

        We evaluate our performance based on our segments described above. Consolidated net investment income for the year ended December 31, 2011 increased $25.4 million primarily due to an increase in net investment income of $28.8 million related to the Other segments. The $28.8 million increase in the Other segments was largely attributable to the revenue earned on our acquisition of working interests and overriding royalty interests. Total assets in our Other segments increased $72.8 million from $85.8 million as of December 31, 2010 to $158.6 million as of December 31, 2011 primarily due to our acquisition of working interests and overriding royalty interests in oil and natural gas properties. Consolidated net income for the year ended December 31, 2011 decreased $53.0 million primarily due to a decline in other income of $58.1 million in the Credit segment, which was largely as a result of the absence of an aggregate one-time gain on extinguishment of debt totaling $38.7 million recorded in 2010, as well as an additional $50.4 million lower of cost or estimated fair value adjustment to corporate loans held for sale recorded in 2011, partially offset by realized gains from the sale of corporate debt securities. This decline was partially offset by an increase in other income of $8.2 million in the Other segments, primarily due to net unrealized gains on commodity derivatives. For further financial information related to our segments, refer to "Item 8. Financial Statements and Supplementary Data—Note 15. Segment Reporting".

Investment Portfolio

        Our investment portfolio primarily consists of corporate debt holdings, consisting of corporate loans and corporate debt securities. The details of our corporate debt portfolio are discussed below under "Corporate Debt Portfolio". Also included in our investment portfolio are our equity holdings carried at estimated fair value, and our oil and gas working interests and overriding royalty interests.

        The following table summarizes the carrying value of our investment portfolio by strategy as of December 31, 2011 (amounts in thousands):

	Bank Loans & High Yield Bonds	Natural Resources	Special Situations	Private Equity	Mezzanine	Total
Corporate loans(1)	$6,554,383	$—	$37,327	$—	$43,096	$6,634,806
Securities(2)	733,328	—	99,529	—	3,267	836,124
Equity investments, at estimated fair value(3)	27,303	81,758	30,454	44,482	5,848	189,845
Other assets	—	138,525	9,434	450	330	148,739

Total	$7,315,014	$220,283	$176,744	$44,932	$52,541	$7,809,514

(1)
Includes loans held for sale and loans at estimated fair value. Amounts presented are gross of allowance for loan losses totaling $191.4 million as of December 31, 2011.

(2)
Excludes our investments in residential mortgage-backed securities with an estimated fair value of $86.5 million and securities sold, not yet purchased with an estimated fair value of $1.3 million.

(3)
Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

Corporate Debt Portfolio

        Our corporate debt investment portfolio primarily consists of investments in corporate loans and debt securities. Our corporate loans primarily consist of senior secured, second lien and subordinated loans. The corporate loans we invest in are generally below investment grade and are primarily floating rate indexed to either one-month or three-month LIBOR. Our investments in corporate debt securities primarily consist of fixed rate investments in below investment grade corporate bonds that are senior secured, senior unsecured and subordinated. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer's current or future financial performance and debt service ability.

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

  Corporate Loans

        Our corporate loan portfolio had an aggregate par value of $7.1 billion as of December 31, 2011 and $6.9 billion as of December 31, 2010. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

        The following table summarizes our corporate loans portfolio stratified by type as of December 31, 2011 and 2010. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our consolidated balance sheets. We also have certain loans that we elected to carry at estimated fair value.

Corporate Loans
(Amounts in thousands)

	December 31, 2011(1)				December 31, 2010(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,329,636	$6,085,696	$6,085,696	$5,826,951	$6,110,495	$5,829,691	$5,829,691	$5,820,754
Second lien	474,903	434,705	434,705	351,484	631,896	576,160	576,160	533,450
Subordinated	251,124	165,228	165,228	183,975	195,964	129,371	129,371	180,007

Subtotal	7,055,663	6,685,629	6,685,629	6,362,410	6,938,355	6,535,222	6,535,222	6,534,211
Lower of cost or fair value adjustment	—	(50,906)	—	—	—	(4,748)	—	—
Allowance for loan losses	—	(191,407)	—	—	—	(209,030)	—	—
Unrealized gains.	—	83	—	—	—	—	—	—

Total	$7,055,663	$6,443,399	$6,685,629	$6,362,410	$6,938,355	$6,321,444	$6,535,222	$6,534,211

(1)
Includes loans held for sale and loans carried at estimated fair value.

        As of December 31, 2011, $7.0 billion par amount, or 99.9%, of our corporate loan portfolio was floating rate and $9.4 million par amount, or 0.1%, was fixed rate. In addition, as of December 31, 2011, $278.5 million par amount, or 3.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 76.7% was denominated in euros. As of December 31, 2010, $6.9 billion par amount, or 99.8%, of our corporate loan portfolio was floating rate and $15.9 million par amount, or 0.2%, was fixed rate. In addition, as of December 31, 2010, $273.5 million par amount, or 3.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 91.7% was denominated in euros.

        All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.6% and 4.5% as of December 31, 2011 and December 31, 2010, respectively, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.9% and 3.8% as of December 31, 2011 and December 31, 2010, respectively. The weighted average years to maturity of our floating rate corporate loans was 4.1 years and 4.3 years as of December 31, 2011 and December 31, 2010, respectively.

        As of December 31, 2011, our fixed rate corporate loans had a weighted average coupon of 11.7% and a weighted average years to maturity of 3.7 years, as compared to 11.4% and 5.3 years, respectively, as of December 31, 2010.

Non-accrual Loans

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

        The following table summarizes our recorded investment in non-accrual loans for the years ended December 31, 2011 and 2010 (amounts in thousands):

	December 31, 2011	December 31, 2010
Non-accrual loans (recorded investment):
Impaired loans held for investment	$68,692	$149,785
Loans held for sale	99,999	15,333

Total non-accrual loans	$168,691	$165,118

        The $3.6 million increase in non-accrual loans from $165.1 million as of December 31, 2010 to $168.7 million as of December 31, 2011 is primarily due to net new additions to loans on non-accrual status of $45.6 million, partially offset by $23.4 million of charge-offs during 2011 that were the result of transferring certain loans from held for investment to held for sale and $18.6 million of restructurings. During the years ended December 31, 2011 and 2010, we recognized $11.9 million and $12.9 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

        Impaired loans consist of loans held for investment where we have determined that it is more likely than not that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans declined from $149.8 million as of December 31, 2010 to $68.7 million as of December 31, 2011 primarily due to $109.8 million of impaired loans transferred to held for sale, $3.8 million of paydowns and restructurings, partially offset by net new additions to impaired loans of $32.6 million.

Defaulted Loans

        Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. The balance of defaulted loans may be comprised of loans held for investment and loans held for sale. Loans that are held for sale are carried at the lower of amortized cost or estimated market value and, accordingly, no allowance for loan losses is maintained for such loans. In contrast, loans that are specifically identified as being impaired have a specific allocated reserve that represents the excess of the loan's amortized cost amount over its estimated fair value. Since defaulted loans may primarily consist of loans classified as held for sale and impaired loans consist of only loans held for investment, fluctuations in the balances of defaulted loans will not necessarily correspond to fluctuations in impaired loans. As of December 31, 2011, we had no corporate loans in default. As of December 31, 2010, we had corporate loans in default with a total amortized cost of $18.6 million from one issuer.

Troubled Debt Restructurings

        During the year ended December 31, 2011, we modified $11.2 million amortized cost of one corporate loan that qualified as a troubled debt restructuring and resulted in us recording an $0.8 million loss. This modification involved the restructuring of a debt instrument to equity investment, resulting in a new asset. There were no modifications of any corporate loans that qualified as troubled debt restructurings during the year ended December 31, 2010.

        During the years ended December 31, 2011 and 2010, we modified $1.3 million and $1.0 billion amortized cost of corporate loans, respectively, that did not qualify as troubled debt restructurings. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance For Loan Losses

        The following table summarizes the changes in our allowance for loan losses for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Balance at beginning of year	$209,030	$237,308	$480,775
Provision for loan losses	14,194	29,121	39,795
Charge-offs	(31,817)	(57,399)	(283,262)

Balance at end of year	$191,407	$209,030	$237,308

        As of December 31, 2011 and December 31, 2010, we had an allowance for loan loss of $191.4 million and $209.0 million, respectively. As described under "Critical Accounting Policies", our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan's estimated fair value.

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

        There are three internally assigned risk grades that are applied to loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of possible loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of loss, there are issuer- and/or industry-specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All loans held for investment, with the exception of loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

        We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses.

        As of December 31, 2011, the allocated component of our allowance for loan losses totaled $33.8 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $83.5 million and an aggregate recorded investment of $68.7 million. As of December 31, 2010, the allocated component of our allowance for loan losses totaled $50.1 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $225.6 million and an aggregate recorded investment of $149.8 million.

        The unallocated component of our allowance for loan losses totaled $157.6 million and $158.9 million as of December 31, 2011 and 2010, respectively.

        During the years ended December 31, 2011, 2010 and 2009, we recorded charge-offs totaling $31.8 million, $57.4 million and $283.3 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

        The following table summarizes the changes in our loans held for sale balance as of December 31, 2011 and 2010 (amounts in thousands):

	2011	2010
Loans Held for Sale:
Beginning balance	$463,628	$925,718
Transfers in	862,244	1,052,040
Transfers out	(448,329)	(437,727)
Sales, paydowns, restructurings and other	(495,048)	(1,061,678)
Lower of cost or estimated fair value adjustment(1)	(65,163)	(14,725)

Net carrying value	$317,332	$463,628

(1)
Represents the recorded net charge to earnings for the respective year

        As of December 31, 2011, we had $317.3 million of loans held for sale, a decrease of $146.3 million from December 31, 2010 due to the sale of certain loans and the transfer of loans to held for investment for those we determined we no longer had the intention of selling. We recorded a $65.2 million net charge to earnings during the year ended December 31, 2011 for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $317.3 million as of December 31, 2011. We recorded a $14.7 million and $51.0 million net charge to earnings during years ended December 31, 2010 and 2009, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale.

        During the years ended December 31, 2011 and 2010, we transferred $862.2 million and $1.1 billion amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during the years ended December 31, 2011 and 2010, we transferred $448.3 million and $437.7 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

Concentration Risk

        Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2011, approximately 47% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $992.5 million, or approximately 15% of the aggregated amortized cost basis of our corporate loans. As of December 31, 2010, approximately 51% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Texas Competitive Electric Holdings Company LLC, Modular Space Corporation, and U.S. Foodservice, which combined represented $1.1 billion, or approximately 16% of the aggregated amortized cost basis of our corporate loans.

  Corporate Debt Securities

        Our corporate debt securities portfolio had an aggregate par value of $869.7 million and $843.7 million as of December 31, 2011 and 2010, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets.

        The following table summarizes our corporate debt securities portfolio stratified by type as of December 31, 2011 and 2010:

Corporate Debt Securities
(Amounts in thousands)

	December 31, 2011(1)				December 31, 2010
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$312,876	$298,467	$294,472	$298,467	$281,998	$287,908	$276,158	$287,908
Senior unsecured	465,948	448,407	395,932	448,407	445,678	448,562	304,622	448,562
Subordinated	90,881	76,040	67,501	76,040	116,061	99,800	66,608	99,800

Total	$869,705	$822,914	$757,905	$822,914	$843,737	$836,270	$647,388	$836,270

(1)
In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the consolidated statements of operations.

        As of December 31, 2011, $660.5 million, or 75.9%, of our corporate debt securities portfolio was fixed rate and $209.2 million, or 24.1%, was floating rate. In addition, as of December 31, 2011, $72.4 million par amount, or 8.3%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 67.5% was denominated in euros. As of December 31, 2010, $680.7 million, or 80.7%, of our corporate debt securities portfolio was fixed rate and $163.0 million, or19.3%, was floating rate. In addition, as of December 31, 2010, $10.1 million par amount, or 1.2%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 12.4% was denominated in euros.

        As of December 31, 2011, our fixed rate corporate debt securities had a weighted average coupon of 9.6% and a weighted average years to maturity of 6.0 years, as compared to 9.5% and 6.3 years, respectively, as of December 31, 2010. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 6.0% and 6.1% as of December 31, 2011 and December 31, 2010, respectively, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 5.3% and 5.4% as of December 31, 2011 and December 31, 2010, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 2.8 years and 3.2 years as of December 31, 2011 and December 31, 2010, respectively.

        During the years ended December 31, 2011 and December 31, 2010, we recorded impairment losses totaling $1.5 million and $2.6 million, respectively, for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer. During the year ended December 31, 2009, we recorded losses totaling $43.9 million for corporate debt and equity securities that we determined to be other-than-temporarily impaired.

        As of December 31, 2011, we had no corporate debt securities in default. As of December 31, 2010, we had one corporate debt security in default with an estimated fair value of $1.1 million.

        Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2011, approximately 46% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the two largest concentrations of debt securities in securities issued by First Data Corporations and SandRidge Energy, Inc., which combined represented $138.3 million, or approximately 17% of the estimated fair value of our corporate debt securities. As of December 31, 2010, approximately 60% of the estimated fair value of our corporate debt securities was concentrated in ten issuers, with the two largest concentrations of corporate debt securities issued by NXP BV and First Data Corporation, which combined represented $208.6 million, or approximately 25% of the estimated fair of value of our corporate debt securities.

  Other Holdings

        Our other holdings primarily consist of marketable and private equity investments and investments in real assets and royalty interests made through our natural resources strategy.

  Equity Holdings

        As of December 31, 2011, our equity investments consisted of (i) marketable equity securities (included in securities on our consolidated balance sheet) with an aggregate cost amount of $12.8 million and estimated fair value of $13.2 million, (ii) private equity investments carried at cost (included in other assets on our consolidated balance sheet) with both an aggregate cost amount and estimated fair value of $0.8 million, and (iii) equity investments, carried at estimated fair value, with an aggregate cost amount of $180.9 million and estimated fair value of $189.8 million. In comparison, as of December 31, 2010, our (i) marketable equity investments had an estimated fair value of $3.4 million, (ii) private equity investments carried at cost had an aggregate cost amount of $4.8 million and an estimated fair value of $5.1 million, and (iii) equity investments, carried at estimated fair value, had an aggregate cost of $98.7 million and an estimated fair value of $100.0 million. Equity investments carried at estimated fair value primarily consist of private equity investments.

  Natural Resources Holdings

        Our natural resources holdings include working interests in producing oil and natural gas fields primarily located in Texas. The working interests were acquired during the fourth quarter of 2010 and second quarter of 2011, and as of December 31, 2011, had a carrying value of $86.9 million. These interests are in both proved developed and proved undeveloped properties, with the majority of our exposure to natural gas, followed by natural gas liquids and then oil. The acquisition of these working interests was partially financed with $38.3 million of borrowings through a five-year $81.1 million non-recourse, asset-based credit facility maturing November 5, 2015.

        In addition to natural resources working interests, during the first quarter of 2011, we acquired overriding royalty interests in acreage in south Texas for $55.0 million. The overriding royalty interests include producing oil and natural gas properties, but most of the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third party and as of December 31, 2011, had a carrying value of $51.7 million.

Portfolio Purchases

        We made investment portfolio purchases of $2.7 billion par amount during the year ended December 31, 2011, as compared to $3.1 billion and $1.4 billion for the years ended December 31, 2010 and 2009, respectively, primarily comprised of the following:

Investment Portfolio Purchases
(Dollar amounts in thousands)

	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
	Par Amount	%	Par Amount	%	Par Amount	%
Corporate loans	$2,289,540	83.8%	$2,567,007	83.8%	$1,216,082	88.6%
Corporate debt securities	352,054	12.9	457,133	14.9	156,094	11.4
Equity investments, at estimated fair value	91,781	3.3	38,565	1.3	—	—

Total	$2,733,375	100.0%	$3,062,705	100.0%	$1,372,176	100.0%

        In addition to the above, we acquired working interests and overriding royalty interests with a total carrying value of $105.8 million during the year ended December 31, 2011, compared to working interests acquired with a total carrying value of $32.8 million during the year ended December 31, 2010.

Shareholders' Equity

        Our shareholders' equity at December 31, 2011, 2010 and 2009 totaled $1.7 billion, $1.6 billion and $1.2 billion, respectively. Included in our shareholders' equity as of December 31, 2011, 2010 and 2009 is accumulated other comprehensive (loss) income totaling $(35.6) million, $133.6 million and $152.7 million, respectively.

        Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2011 was $1.7 billion and 18.5%, respectively, and for the year ended December 31, 2010 was $1.3 billion and 27.9%, respectively. Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2009 was $0.9 billion and 8.4%, respectively. Return on average shareholders' equity is defined as net income (loss) divided by weighted average shareholders' equity.

        Our book value per share as of December 31, 2011 and 2010 was $9.41 and $9.24, respectively, and was computed based on 178,145,482 and 177,848,565 shares issued and outstanding as of December 31, 2011 and 2010, respectively.

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

        On November 3, 2011, our board of directors declared a cash distribution for the quarter ended September 30, 2011 of $0.18 per share to common shareholders of record on November 17, 2011. The distribution was paid on December 1, 2011.

        On February 2, 2012, our board of directors declared a cash distribution for the quarter ended December 31, 2011 of $0.18 per share to common shareholders of record on February 16, 2012. The distribution is payable on March 1, 2012. Also, on February 2, 2012, our board of directors declared an annual special cash distribution for the year ended December 31, 2011 of $0.08 per share to common shareholders of record on March 15, 2012. The distribution is payable on March 29, 2012.

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

        Our 7.0% Notes with $135.1 million principal amount outstanding as of December 31, 2011, mature in July 2012. During the second half of 2011, we repurchased $45.5 million par amount of our 7.0% Notes. These transactions resulted in us recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs. As of December 31, 2011, we had committed to purchase an additional $0.8 million par amount of our 7.0% Notes, which settled in January 2012. As of December 31, 2011, the conversion rate for each $1,000 principal amount of the notes was 32.2581, which is equivalent to a conversion price of approximately $31.00 per common share. We believe that we will have sufficient liquidity to meet this July 2012 debt maturity, however, if attractive market opportunities arise, we may raise capital either through debt or equity or a combination thereof to replace the funding represented by the 7.0% Notes. As of December 31, 2011, we had unrestricted cash and cash equivalents totaling $392.2 million.

        The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization ("OC Test") as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. During the full year ended December 31, 2011, all our Cash Flow CLOs were in compliance with certain compliance tests (specifically, their respective OC Tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

        On March 31, 2011, we closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, we entered into a senior loan agreement (the

"CLO 2011-1 Agreement") through which CLO 2011-1 was able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. On July 6, 2011, we amended the CLO 2011-1 Agreement to upsize the transaction to $600.0 million, whereby CLO 2011-1 was able to borrow up to an additional $150.0 million, or total of $450.0 million. Under the amended CLO 2011-1 Agreement, the CLO 2011-1 senior loan matures on August 15, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month LIBOR plus 1.35%. In addition, concurrent with the amendment to increase the size of CLO 2011-1, the transaction was amended to reduce the par value ratio test ("PVR Test") from 133.33% to 120.0%. Under CLO 2011-1, if the PVR Test is below 120.0%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 120.0%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below 35% of the total committed transaction size, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan. As of December 31, 2011, we had $436.5 million of borrowings outstanding under the CLO 2011-1 Agreement.

Sources of Funds

  Senior Notes Offering

        On November 15, 2011, we issued $258.8 million par amount of 8.375% Notes, resulting in net proceeds of $250.7 million. The 8.375% Notes bear interest at a rate of 8.375% per year on the principal amount, accruing from November 15, 2011. Interest is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning on February 15, 2012. The total net proceeds from this offering will be used to repurchase or repay a portion of our existing senior indebtedness and for general corporate purposes.

  Common Share Offering

        In December 2010, we completed an underwritten public offering of 19,436,000 common shares at a price of $9.04 per share, resulting in net proceeds of $175.7 million.

  Cash Flow CLO Transactions

        As of December 31, 2011, we had six Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $365.8 million as of December 31, 2011 and is reflected as collateralized loan obligation junior secured notes to affiliates on our consolidated balance sheets.

        In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs and the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

        The indentures governing our Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO's portfolio.

        For CLO 2011-1, which we closed on March 31, 2011, we receive all remaining interest collections on a quarterly basis after administrative expenses and interest expense on the senior loan are paid, unless the PVR Test is below 120.0%, in which case up to 50% of all interest collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, 25% of all principal collections received by CLO 2011-1 are distributed to us unless the PVR Test is below 120.0%, in which case the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below 35% of the total committed transaction size, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default or is a CCC-rated asset in excess of the CCC-rated asset limit percentage specified for CLO 2011-1, in which case the collateral value of such asset is the market value of such asset.

        The following table summarizes the PVR Test for CLO 2011-1. This information is based on the December 2011 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$575,550
Par value test minimum	120.0%
Par value test ratio	133.4%
Cushion / (Excess)	$58,309
Par value portfolio collateral value	$582,135
Outstanding loan balance	$436,522

        In the case of our other Cash Flow CLOs, which vary from CLO 2011-1's compliance tests, in the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO's manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for these CLOs include OC Tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO.

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

        Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of December 31, 2011, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs. This information is based on the December 2011 monthly reports, which are prepared by the independent third party trustee for each CLO:

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

  •
  Actual senior OC Test: Actual senior over-collateralization amount as of the December 2011 report date.

  •
  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

  •
  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO's indenture.

  •
  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the December 2011 report date.

  •
  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$924,940	$937,735	$1,038,175	$3,346,653	$1,154,621
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	514.7%	644.8%	500.5%	782.7%	500.7%
CCC amount	$83,953	$103,548	$191,257	$616,173	$182,239
CCC percentage of portfolio	9.1%	11.0%	18.4%	18.4%	15.8%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	134.9%	134.3%	160.7%	179.4%	146.8%
Cushion / (Excess)	$101,313	$77,266	$107,063	$359,957	$202,264
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	112.4%	118.1%	137.1%	124.9%	119.3%
Cushion / (Excess)	$48,590	$87,237	$165,084	$123,241	$86,484

        During the first quarter of 2010, CLO 2007-A and CLO 2007-1, our two Cash Flow CLOs which were failing one or more of their respective OC Tests, were brought into compliance with all of their respective OC Tests. Accordingly, beginning in April 2010, CLO 2007-A resumed paying mezzanine and subordinate note holders, including us. In addition, beginning in August 2010 and February 2011, CLO 2007-1 resumed paying mezzanine and subordinate note holders, respectively, including us. For the full year ended December 31, 2011, all Cash Flow CLOs were in compliance with their respective OC Tests.

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

        On February 6, 2012, we sold $24.5 million par amount of our class D notes issued by CLO 2007-1 for proceeds of $18.7 million.

  Senior Secured Credit Facility

        On May 3, 2010, we entered into a credit agreement for a four-year $210.0 million asset-based revolving credit facility, maturing on May 3, 2014, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified financial assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We may obtain additional commitments under the 2014 Facility so long as the aggregate amount of commitments at any time does not exceed $600.0 million. On May 5, 2010, we obtained additional commitments of $40.0 million, bringing the total amount of commitments under the 2014 Facility to $250.0 million.

        We have the right to prepay loans under the 2014 Facility in whole or in part at any time. Loans under the 2014 Facility bear interest at a rate equal to LIBOR plus 3.25% per annum. The 2014 Facility contains customary covenants applicable to us, including a restriction from making annual distributions to holders of common shares in excess of 65% of our estimated annual taxable income calculated in accordance with the 2014 Facility credit agreement.

        As of December 31, 2011, we had no borrowings outstanding under the 2014 Facility.

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

  Asset-Based Borrowing Facility

        On November 5, 2010, we entered into a credit agreement for the 2015 Natural Resources Facility, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us.

        On May 13, 2011, we entered into an amendment to the 2015 Natural Resources Facility, increasing the commitment from $49.7 million to $81.1 million. Subsequently, on January 31, 2012, we entered into another amendment to this facility, further increasing the commitment from $81.1 million to $137.2 million.

        As of December 31, 2011, we had $38.3 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, we had a letter of credit outstanding totaling $1.0 million as of December 31, 2011.

        As of December 31, 2011, we believe we were in compliance with the covenant requirements for both credit facilities.

  Convertible Debt

        On January 15, 2010, we issued $172.5 million of 7.5% convertible senior notes due January 15, 2017. The 7.5% Notes bear interest at a rate of 7.5% per year on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. We may satisfy our obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of December 31, 2011, the conversion rate for each $1,000 principal amount of 7.5% Notes was 132.1235 common shares.

        During 2010, we repurchased $95.2 million par amount of our 7.0% Notes. These transactions resulted in us recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during 2010.

        During the second half of 2011, we repurchased $45.5 million par amount of our 7.0% Notes due July 15, 2012. These transactions resulted in us recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs. As of December 31, 2011, we had committed to purchase an additional $0.8 million par amount of our 7.0% Notes. As of December 31, 2011, the conversion rate for each $1,000 principal amount of the notes was 32.2581, which is equivalent to a conversion price of approximately $31.00 per common share.

        On February 1, 2012, we repurchased $22.2 million par amount of our 7.0% Notes. This transaction resulted in us recording a loss of $0.4 million and an immaterial write-off of unamortized debt issuance costs.

  Off-Balance Sheet Commitments

        As of December 31, 2011, we had committed to purchase corporate loans with aggregate commitments totaling $97.2 million. In addition, we participate in certain financing arrangements, including revolvers and delayed draw facilities, whereby we are committed to provide funding at the discretion of the borrower up to a specific predetermined amount. As of December 31, 2011, we had unfunded financing commitments totaling $8.1 million for corporate loans and $40.9 million for private equity investments. We do not expect material losses related to these assets for which we commit to purchase and fund.

  Contractual Obligations

        The table below summarizes our contractual obligations as of December 31, 2011 and are subject to material changes based on factors including interest rates, compliance with OC Tests and pay downs subsequent to December 31, 2011. The remaining contractual maturities in the table below were allocated assuming no prepayments and represent the principal amount of all notes, excluding any discount. Expected maturities may differ from contractual maturities because we, as the borrower, may have the right to call or prepay certain obligations, with or without call or prepayment penalties. The table below excludes contractual commitments related to our derivatives and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CLO 2005-1 senior secured notes(1)	$747,295	$5,404	$10,807	$10,807	$720,277
CLO 2005-2 senior secured notes(1)	786,931	6,231	12,461	12,461	755,778
CLO 2006-1 senior secured notes(1)	723,036	5,973	11,946	11,946	693,171
CLO 2007-1 senior secured notes(1)	2,271,192	20,923	41,846	41,846	2,166,577
CLO 2007-1 junior secured notes(2)	80,992	2,080	4,160	4,160	70,592
CLO 2007-A senior secured notes(1)	876,265	11,025	22,051	22,051	821,138
CLO 2007-A junior secured notes(2)	13,378	441	882	882	11,173
CLO 2011-1 senior debt(1)	487,704	7,719	15,438	15,438	449,109
CLO 2007-1 junior secured notes to affiliates(2)	385,119	9,037	18,074	18,074	339,934
CLO 2007-A junior secured notes to affiliates(2)	86,340	3,601	7,203	7,203	68,333
Asset-based borrowing facility(3)	43,052	1,991	1,941	39,120	—
Convertible senior notes(4)	377,935	153,146	25,875	25,875	173,039
Senior notes(5)	906,151	21,670	43,341	43,341	797,799
Junior subordinated notes(6)	528,677	15,734	31,468	27,893	453,582
Loan commitments(7)	146,289	97,220	49,069	—	—

Total	$8,460,356	$362,195	$296,562	$281,097	$7,520,502

(1)
Includes interest to be paid over the maturity of the CLO senior secured notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2011 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2011.

(2)
Includes interest to be paid over the maturity of the CLO mezzanine notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2011 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2011.

(3)
Includes the letter of credit outstanding of $1.0 million as well as interest to be paid over the maturity of the debt. Interest has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2011 is held until its final maturity date. The future interest payments are calculated using rates in effect as of December 31, 2011, at spreads to market rates pursuant to the credit facility agreement, which is 2.5%. Excludes commitment fees on the facility.

(4)
Includes interest to be paid over the maturity of the convertible senior notes which has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2011 is held until its final maturity date. Represents the principal amount of the notes, which excludes the accounting adjustment for convertible debt instruments that may be settled in cash upon conversion (see "Item 8. Financial Statements and Supplementary Data—Note 7. Borrowings"). The future interest payments are calculated using the stated 7.0% and 7.5% interest rates.

(5)
Includes interest to be paid over the maturity of the senior notes which has been calculated assuming no redemptions are made and debt outstanding as of December 31, 2011 is held until its final maturity date. The future interest payments are calculated using the stated 8.375% interest rates.

(6)
Includes interest to be paid over the maturity of the junior subordinated notes which has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2011 is held until its final maturity date. The future interest payments are calculated using fixed and variable rates in effect as of December 31, 2011, at spreads to market rates pursuant to the financing agreements, and range from 2.8% to 8.1%.

(7)
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

        In addition, for all of our holders, investments in natural resources would likely constitute doing business in the jurisdictions in which such assets are located. As a result, holders of our shares will likely be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements.

  Schedule K-1 Tax Information

        We expect to mail the 2011 Schedule K-1 (Form 1065), Partner's Share of Income, Deductions, Credits, etc. to shareholders by the end of March 2012.

Our Investment Company Act Status

        Section 3(a)(1)(A) of the Investment Company Act of 1940 (the "Investment Company Act") defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire "investment securities" (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer's total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the "40% test"). Excluded from the term "investment securities" are, among others, securities issued by majority-owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a "fund").

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

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining, among other things, whether any of our subsidiaries is majority-owned. We treat as majority-owned subsidiaries for purposes of the 40% test entities, including those that issue CLOs, in which we own at least 50% of the outstanding voting securities or that otherwise are structured consistent with applicable SEC staff guidance. Some of our subsidiaries may rely solely on the exceptions from the definition of "investment company" found in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned for purposes of the Investment Company Act, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, most of our subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, are not investment companies for purposes of the Investment Company Act. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action relating to such a subsidiary, and that of the subsidiary itself, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on the exception provided by Rule 3a-7 under the Investment Company Act, while KFH II, our subsidiary that is taxed as a REIT for United States federal income tax purposes, generally relies on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

        Based on current guidance, our REIT subsidiary classifies investments in mortgage loans as qualifying real estate assets, as long as the loans are "fully secured" by an interest in real estate on which we retain the unilateral right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiary considers agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the United States government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered by our REIT subsidiary to be a real estate-related asset.

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiary's investment in non-agency mortgage-backed securities is the "functional equivalent" of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets are classified by our REIT subsidiary as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

        We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the "3a-7 Release"). The SEC, in the 3a-7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a-7 and indicated various steps it may consider taking in connection with Rule 3a-7, although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with

Section 3(c)(5)(C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.

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

Quantitative and Qualitative Disclosures About Market Risk

  Foreign Currency Risks

        From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of December 31, 2011, $351.0 million par amount, or 4.4%, of our corporate debt portfolio was denominated in foreign currencies, of which 74.8% was denominated in euros. In addition, as of December 31, 2011, $67.1 million par amount, or 37.1%, of our equity investments at estimated fair value was denominated in foreign currencies, of which 47.3% was denominated in Canadian dollars.

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

        Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. As of December 31, 2011, approximately 32.2% of our corporate debt portfolio had LIBOR floors with a weighted average floor of 1.5%. Based on our variable rate investments and variable rate borrowings as of December 31, 2011, we estimated that net interest income would be negatively impacted by approximately $4.6 million annually in the event interest rates were to increase by 1% and be positively impacted by approximately $35.2 million annually in the event interest rates were to increase by 3%.

        We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our amortizing interest rate swaps was $508.3 million as of December 31, 2011.

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

        The following table summarizes the estimated net fair value of our derivative instruments held at December 31, 2011 (amounts in thousands):

	As of December 31, 2011
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$508,333	$(100,718)
Free-Standing Derivatives:
Commodity swaps	—	7,371
Credit default swaps—protection sold	33,500	(7,177)
Total rate of return swaps	—	152
Foreign exchange forward contracts	(234,524)	(12,224)
Foreign exchange options	130,207	13,394
Common stock warrants	—	2,332

Total	$437,516	$(96,870)

        For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of December 31, 2011 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Cash flow interest rate swaps	$(2,852)	$—	$—	$(97,866)	$(100,718)
Free-Standing Derivatives:
Commodity swaps	2,434	3,341	1,596	—	7,371
Credit default swaps—protection sold	77	—	(7,254)	—	(7,177)
Total rate of return swaps	152	—	—	—	152
Foreign exchange forward contracts	32	(12,291)	35	—	(12,224)
Foreign exchange options	—	13,394	—	—	13,394

Total	$(157)	$4,444	$(5,623)	$(97,866)	$(99,202)

  Commodity Price Risk

        Certain of our natural resources holdings, including our working interests in producing oil and natural gas fields are subject to fluctuations in the prices of natural gas, natural gas liquids and oil. Changes in the prices of natural gas, natural gas liquids and oil may cause our revenues and cash flows to be volatile. We have used, and expect to continue to use, commodity derivative contracts to minimize our exposure to fluctuations in these prices.

        We have entered into commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive-fixed, pay-floating swaps for certain years through 2015. We currently maintain derivative contracts for a significant portion of our oil and natural gas production. Given that we do not designate any of these contracts as cash flow hedges, the changes in fair value of these instruments are recorded in current period earnings. For the year ended December 31, 2011, we had an immaterial amount of commodity derivatives settlements, which are settled monthly. The estimated fair value of our commodity swaps as of December 31, 2011 totaled $7.4 million.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-61 in this Annual Report on Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures are effective.

  Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of our financial reports and preparation of our financial statements for external purposes in accordance with GAAP.

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

  Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2011, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated herein by reference to information in the Proxy Statement under the captions "Proposal One: Election of Directions," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Proposals by Holders of Shares for the Next Annual Meeting" and "Board of Directors and Committees" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

Item 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to information in the Proxy Statement under the caption "Executive Compensation," "Director Compensation" and "Compensation Committee Report" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference from information in the Company's Proxy Statement for the 2012 Annual Shareholders' Meeting (the "Proxy Statement") under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference from information in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference from information in the Proxy Statement under the caption "Audit Committee Matters" to be filed with the SEC Pursuant to Regulation 14A within 120 days after December 31, 2011.

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

  3. Exhibit Index:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2007, among the Registrant, KKR Financial Holdings Corp. and KKR Financial Merger Corp.	S-4	333-140586	2	02/09/07

3.1	Amended and Restated Operating Agreement of the Registrant, dated May 3, 2007, as amended May 7, 2009	10-Q	001-33437	3.1	08/06/09

3.2	Amendment No.1 to the Amended and Restated Operating Agreement of the Registrant, dated February 28, 2010	10-K	001-33437	3.2	03/01/10

4.1	Form of Certificate for Common Shares	S-4	333-140586	A	02/09/07

4.2	Indenture, dated as of July 23, 2007, by and among the Registrant, as Issuer, KKR Financial Corp., as Guarantor, and Wells Fargo Bank, N.A., as Trustee	8-K	001-33437	4.1	07/23/07

4.3	Form of 7.0% Convertible Senior Note due 2012 and Form of Notation of Guarantee	8-K	001-33437	4.1	07/23/07

4.4	Registration Rights Agreement, dated as of July 23, 2007, among the Registrant, KKR Financial Corp. and Citigroup Global Markets Inc.	8-K	001-33437	4.3	07/23/07

4.5	Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.1	01/15/10

4.6	Supplemental Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.2	01/15/10

4.7	Form of 7.50% Convertible Senior Note due January 15, 2017	8-K	001-33437	4.2	01/15/10

4.8	Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association	8-K	001-33437	4.1	11/15/11

4.9	Supplemental Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association and Citibank, N.A.	8-K	001-33437	4.2	11/15/11

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.10		Form of 8.375% Senior Note due November 15, 2041	8-K	001-33437	4.3	11/15/11

10.1		Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	05/04/07

10.2		First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	06/15/07

10.3		2007 Share Incentive Plan	8-K	001-33437	10.2	05/04/07

10.4		Non-Employee Directors' Deferred Compensation and Share Award Plan	8-K	001-33437	10.3	05/04/07

10.5		Form of Nonqualified Share Option Agreement	8-K	001-33437	10.4	05/04/07

10.6		Form of Restricted Share Award Agreement	8-K	001-33437	10.5	05/04/07

10.7		Form of Restricted Share Award Agreement for Non-Employee Directors	8-K	001-33437	10.6	05/04/07

10.8		Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.	8-K	001-33437	10.8	05/04/07

10.9	*	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-1 Corp. and JPMorgan Chase Bank, National Association(1)	S-11/A	333-124103	10.6	06/09/05

10.10	**	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC	S-11/A	333-124103	10.8	06/21/05

10.11	**	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC	S-11/A	333-124103	10.11	06/21/05

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.12	**	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.	S-11/A	333-124103	10.12	06/21/05

10.13		Letter Agreement, dated February 27, 2009, between the Company and KKR Financial Advisors LLC	10-K	001-33437	10.21	03/02/09

10.14		Credit Agreement, dated as of May 3, 2010, by and among the Borrowers, Citibank, N.A., Bank of America, N.A., Deutsche Bank AG New York Branch and Morgan Stanley Bank, N.A.	10-Q	001-33437	10.17	08/4/10

10.15		Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10-Q	001-33437	10.18	05/2/11

10.16		First Omnibus Amendment, dated as of May 13, 2011, to Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10-Q	001-33437	10.19	08/4/11

12.1		Computation of Ratios of Earnings to Fixed Charges					X

21.1		List of Subsidiaries of the Registrant					X

23.1		Consent of Deloitte & Touche LLP					X

31.1		Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2		Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32		Certification pursuant to 18 U.S.C. Section 1350					X

101.INS		XBRL Instance Document.					X

101.SCH		XBRL Taxonomy Extension Schema Document.					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

(1)
The registrant has, in the ordinary course of business, entered into other substantially identical indentures, except for the other parties thereto, the amounts of each class issued, the dates of execution and certain other pricing related terms.

*
Previously filed as an exhibit to Amendment No. 2 to KKR Financial Corp.'s Registration Statement on Form S-11/A (Registration No. 333-124103), filed with the Securities and Exchange Commission on June 9, 2005.

**
Previously filed as an exhibit to Amendment No. 2 to KKR Financial Corp.'s Registration Statement on Form S-11/A (Registration No. 333-124103), filed with the Securities and Exchange Commission on June 21, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2011, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on February 28, 2012.

KKR FINANCIAL HOLDINGS LLC (Registrant)
By:	/s/ WILLIAM C. SONNEBORN
	Name:	William C. Sonneborn
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. SONNEBORN William C. Sonneborn	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
/s/ MICHAEL R. MCFERRAN Michael R. McFerran	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012
/s/ PAUL M. HAZEN Paul M. Hazen	Chairman and Director	February 28, 2012
/s/ TRACY COLLINS Tracy Collins	Director	February 28, 2012
/s/ ROBERT L. EDWARDS Robert L. Edwards	Director	February 28, 2012
/s/ VINCENT PAUL FINIGAN Vincent Paul Finigan	Director	February 28, 2012
/s/ R. GLENN HUBBARD R. Glenn Hubbard	Director	February 28, 2012

Signature	Title	Date

/s/ ROSS J. KARI Ross J. Kari	Director	February 28, 2012
/s/ ELY L. LICHT Ely L. Licht	Director	February 28, 2012
/s/ DEBORAH H. MCANENY Deborah H. McAneny	Director	February 28, 2012
/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director	February 28, 2012
/s/ SCOTT A. RYLES Scott A. Ryles	Director	February 28, 2012
/s/ WILLY STROTHOTTE Willy Strothotte	Director	February 28, 2012

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2011

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the internal control over financial reporting of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the accompanying consolidated balance sheets of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2010, the Company adopted the new accounting guidance which amended the accounting for the transfers of financial assets and the consolidation of variable interest entities.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2012

KKR Financial Holdings LLC and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$392,154	$313,829
Restricted cash and cash equivalents	399,620	571,425
Securities	922,603	932,823
Corporate loans, net (includes $317,332 and $463,628 loans held for sale as of December 31, 2011 and December 31, 2010, respectively)	6,443,399	6,321,444
Equity investments, at estimated fair value ($12,222 and $12,036 pledged as collateral as of December 31, 2011 and December 31, 2010, respectively)	189,845	99,955
Derivative assets	28,463	19,519
Interest and principal receivable	62,124	57,414
Other assets	209,020	102,003

Total assets	$8,647,228	$8,418,412

Liabilities
Collateralized loan obligation secured notes	$5,540,037	$5,630,272
Collateralized loan obligation junior secured notes to affiliates	365,848	366,124
Credit facilities	38,300	18,400
Convertible senior notes	299,830	344,142
Senior notes	250,676	—
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	24,680	14,193
Accrued interest payable	25,536	22,846
Accrued interest payable to affiliates	6,561	6,316
Related party payable	11,078	12,988
Derivative liabilities	125,333	76,566

Total liabilities	6,971,396	6,775,364

Shareholders' Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at December 31, 2011 and December 31, 2010	—	—
Common shares, no par value, 500,000,000 shares authorized, and 178,145,482 and 177,848,565 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	—	—
Paid-in-capital	2,759,478	2,756,200
Accumulated other comprehensive (loss) income	(35,619)	133,596
Accumulated deficit	(1,048,027)	(1,246,748)

Total shareholders' equity	1,675,832	1,643,048

Total liabilities and shareholders' equity	$8,647,228	$8,418,412

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share information)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net investment income:
Loan interest income	$418,142	$397,634	$477,044
Securities interest income	87,851	104,395	94,762
Other investment income	36,028	3,330	919

Total investment income	542,021	505,359	572,725
Interest expense	133,609	131,700	268,087
Interest expense to affiliates	49,458	25,152	21,287
Provision for loan losses	14,194	29,121	39,795

Net investment income	344,760	319,386	243,556

Other income (loss):
Net realized and unrealized gain (loss) on investments	88,955	108,553	(88,705)
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(3,812)	(4,694)	60,908
Net realized and unrealized gain (loss) on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	2,825	(11,396)	(107,028)
Net (loss) gain on restructuring and extinguishment of debt	(1,736)	39,999	30,836
Other income	7,215	10,890	7,714

Total other income (loss)	93,447	143,352	(96,275)

Non-investment expenses:
Related party management compensation	68,185	69,125	44,323
General, administrative and directors expenses	37,741	16,516	10,393
Professional services	6,198	5,331	7,384
Loan servicing	—	—	7,961

Total non-investment expenses	112,124	90,972	70,061

Income from before income tax expense	326,083	371,766	77,220
Income tax expense	8,011	702	284

Net income	$318,072	$371,064	$76,936

Net income per common share:
Basic	$1.79	$2.33	$0.50

Diluted	$1.75	$2.32	$0.50

Weighted average number of common shares outstanding:
Basic	177,560	157,936	153,756

Diluted	180,897	158,771	153,756

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Comprehensive Income	Total Shareholders' Equity
Balance at January 1, 2009	150,881	$2,550,849	$(268,782)	$(1,618,722)		$663,345

Net income	—	—	—	76,936	$76,936	76,936
Net change in unrealized gain on cash flow hedges	—	—	34,739	—	34,739	34,739
Net change in unrealized gain on securities available-for-sale	—	—	386,771	—	386,771	386,771

Comprehensive income	—	—	—	—	$498,446

Cash distributions on common shares	—	—	—	(7,918)		(7,918)
Proceeds from issuance of common shares, net of offering costs	7,258	8,808	—	—	—	8,808
Grant of restricted common shares	221	—	—	—	—	—
Share-based compensation expense related to restricted common shares	—	3,977	—	—	—	3,977

Balance at December 31, 2009	158,360	2,563,634	152,728	(1,549,704)		1,166,658

Net income	—	—	—	371,064	$371,064	371,064
Net change in unrealized loss on cash flow hedges	—	—	(13,935)	—	(13,935)	(13,935)
Net change in unrealized gain on securities available-for-sale	—	—	(5,197)	—	(5,197)	(5,197)

Comprehensive income	—	—	—	—	$351,932

Cash distributions on common shares	—	—	—	(68,108)		(68,108)
Proceeds from issuance of common shares, net of offering costs	19,436	175,701	—	—	—	175,701
Grant of restricted common shares	53	—	—	—	—	—
Equity component of convertible notes issuance	—	9,973	—	—	—	9,973
Share-based compensation expense related to restricted common shares	—	6,892	—	—	—	6,892

Balance at December 31, 2010	177,849	2,756,200	133,596	(1,246,748)		1,643,048

Net income	—	—	—	318,072	$318,072	318,072
Net change in unrealized loss on cash flow hedges	—	—	(42,324)	—	(42,324)	(42,324)
Net change in unrealized gain on securities available-for-sale	—	—	(126,891)	—	(126,891)	(126,891)

Comprehensive income	—	—	—	—	$148,857

Cash distributions on common shares	—	—	—	(119,351)	—	(119,351)
Issuance of common shares	171	1,297	—	—	—	1,297
Grant of restricted common shares	291	—	—	—	—	—
Cancellation of restricted common shares	(25)	—	—	—	—	—
Repurchase and cancellation of common shares	(141)	(1,297)	—	—	—	(1,297)
Share-based compensation expense related to restricted common shares	—	3,278	—	—	—	3,278

Balance at December 31, 2011	178,145	$2,759,478	$(35,619)	$(1,048,027)		$1,675,832

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flows from operating activities:
Net income	$318,072	$371,064	$76,936
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss (gain) on derivatives and foreign exchange	3,812	5,378	(64,490)
Net loss (gain) on restructuring and extinguishment of debt	1,736	(39,999)	(59,635)
Write-off of debt issuance costs	2,194	8,160	5,267
Lower of cost or estimated fair value adjustment on corporate loans held for sale	65,163	14,725	51,037
Provision for loan losses	14,194	29,121	39,795
Impairment on securities available-for-sale and private equity investments at cost	7,705	12,890	43,906
Share-based compensation	3,278	6,892	3,977
Net unrealized (gain) loss on residential mortgage-backed securities, residential mortgage loans, and residential mortgage-backed securities issued, carried at estimated fair value	(2,825)	11,396	107,028
Net realized gain on sales of investments	(161,823)	(136,924)	(2,656)
Deferred interest expense	—	4,427	20,783
Depreciation and net amortization	(83,630)	(103,430)	(58,118)
Changes in assets and liabilities:
Interest receivable	1,902	12,008	43,482
Other assets	6,608	(36,739)	(30,498)
Related party payable	(1,910)	9,621	491
Accounts payable, accrued expenses and other liabilities	9,417	1,151	(46,603)
Accrued interest payable	2,690	(2,451)	(35,822)
Accrued interest payable to affiliates	245	3,405	1,715

Net cash provided by operating activities	186,828	170,695	96,595

Cash flows from investing activities:
Principal payments from corporate loans	1,441,426	1,611,502	1,213,947
Principal payments from securities available-for-sale and other securities, at estimated fair value	106,098	139,794	6,257
Principal payments from residential mortgage-backed securities, at estimated fair value	7,365	14,289	27,284
Proceeds from sale of corporate loans	654,379	1,118,440	1,132,802
Proceeds from sale of securities available-for-sale and other securities, at estimated fair value	202,059	342,833	321,841
Proceeds from sale of residential mortgage-backed securities, at estimated fair value	—	7,246	—
Proceeds from equity investments	49,734	123,047	—
Proceeds from securities sold, not yet purchased	40,980	—	—
Purchases of corporate loans	(2,228,360)	(2,463,752)	(997,495)
Purchases of securities available-for-sale and other securities, at estimated fair value	(321,087)	(439,754)	(134,429)
Purchases of equity and other investments	(205,193)	(38,565)	—
Cover securities sold, not yet purchased	(39,320)	(78,727)	(9,256)
Net proceeds, purchases, and settlements of derivatives	1,926	13,454	32,510
Net change in reverse repurchase agreements	—	80,250	8,002
Net change in restricted cash and cash equivalents	172,156	(228,719)	890,879

Net cash (used in) provided by investing activities	(117,837)	201,338	2,492,342

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Cash flows from financing activities:
Repayment of residential mortgage-backed securities issued	—	—	(571,228)
Issuance of collateralized loan obligation secured notes	439,409	—	—
Retirement of collateralized loan obligation secured notes	(531,060)	(104,734)	(1,846,738)
Retirement of collateralized loan obligation junior secured notes to affiliates	(276)	(67,519)	—
Proceeds from credit facilities	19,900	68,719	—
Repayment of credit facilities	—	(227,805)	(100,633)
Repayment of junior subordinated notes	—	—	(1,392)
Proceeds from convertible senior notes	—	167,325	—
Repayment of convertible senior notes	(47,197)	(93,922)	—
Proceeds from senior notes	250,669	—	—
Net proceeds from common share offerings	—	175,701	—
Distributions on common shares	(119,351)	(68,108)	(7,918)
Issuance of common shares	1,297	—	—
Repurchase and cancellation of common shares	(1,297)	—	—
Other capitalized costs	(2,760)	(4,947)	(5,372)

Net cash provided by (used in) financing activities	9,334	(155,290)	(2,533,281)

Net increase (decrease) in cash and cash equivalents	78,325	216,743	55,656
Cash and cash equivalents at beginning of year	313,829	97,086	41,430

Cash and cash equivalents at end of year	$392,154	$313,829	$97,086

Supplemental cash flow information:
Cash paid for interest	$147,750	$99,308	$290,147
Net cash paid for income taxes	$2,081	$768	$373
Non-cash investing and financing activities:
Deconsolidation of residential mortgage loans	$—	$2,034,772	$—
Deconsolidation of residential mortgage-backed securities issued	$—	$(2,034,772)	$—
Subordinate tranche of the residential mortgage loan securitization trusts included in residential mortgage-backed securities	$—	$74,366	$—
Equity component of the convertible senior notes	$—	$9,973	$—
Issuance of restricted common shares	$2,755	$470	$615
Exchange of convertible senior notes to equity	$—	$—	$8,808
Exchange of CLO 2009-1 subordinated notes to affiliate for 20% interest in CLO 2009-1 assets	$—	$—	$90,429
Loans transferred from held for investment to held for sale	$862,244	$1,052,040	$1,229,531
Loans transferred from held for sale to held for investment	$448,329	$437,727	$—

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization

        KKR Financial Holdings LLC together with its subsidiaries (the "Company") is a specialty finance company with expertise in a range of asset classes. The Company's core business strategy is to leverage the proprietary resources of its manager with the objective of generating both current income and capital appreciation by deploying capital to its strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity. The Company's holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity and working and royalty interests in oil and gas properties. The corporate loans that the Company holds are purchased via assignment or participation in the primary or secondary market.

        The majority of the Company's holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for the Company's investments in corporate debt. The senior secured debt issued by the CLO transactions is generally owned by unaffiliated third party investors and the Company owns the majority of the mezzanine and subordinated notes in the CLO transactions. The Company executes its core business strategy through its majority-owned subsidiaries, including CLOs.

        KKR Financial Advisors LLC (the "Manager"), a wholly-owned subsidiary of KKR Asset Management LLC, manages the Company pursuant to a management agreement (the "Management Agreement"). KKR Asset Management LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

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

        Certain prior period information has been reclassified to conform to the current year presentation, including the aggregation of (i) securities available-for-sale, other securities at estimated fair value and residential mortgage-backed securities at estimated fair value into a single line item on the consolidated balance sheets called securities and (ii) corporate loans, corporate loans held for sale and corporate loans at estimated fair value into a single line item on the consolidated balance sheets called corporate loans, net.

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

        As a result of the adoption of the new accounting guidance regarding the amended consolidation model based on power and economics, the Company determined that six residential mortgage loan securitization trusts, which were previously consolidated by the Company as it was deemed to be the primary beneficiary, were required to be deconsolidated. The Company determined that it did not have the power to direct the activities that most significantly impact the economic performance of the securitization trusts or the performance of the securitization trusts' underlying assets as the Company was never the servicer of the trusts nor did it participate in any servicing activities. Accordingly, the Company determined that it was no longer the primary beneficiary of the six securitization trusts under the new accounting guidance and deconsolidated them as of January 1, 2010. This resulted in the reduction of both assets and liabilities of approximately $2.0 billion. In addition, loan interest income, interest expense, loan servicing expense, and net unrealized and realized gain (loss) associated with the residential mortgage loan securitization trusts are no longer reported on the Company's consolidated financial statements. The deconsolidation of the six residential mortgage loan securitization trusts had no net impact on the Company's shareholders' equity, results of operations and cash flows. Refer to Note 6 to these financial statements for the impact of the deconsolidation.

        KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2009-1, Ltd. ("CLO 2009-1") and KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1") are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities' economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions. These CLOs are considered non-recourse leverage to the Company.

        The Company finances the majority of its corporate debt investments through its CLOs. Since all of the debt of CLO 2009-1 was retired in July 2009, CLO 2009-1 is excluded from the discussion below. As of December 31, 2011, the Company's six CLOs, which excluded CLO 2009-1, held $7.4 billion par amount, or $6.8 billion estimated fair value, of corporate debt investments. As of December 31, 2010, the Company's five CLOs, which excluded CLO 2009-1, held $7.1 billion par amount, or $6.8 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of December 31, 2011, the aggregate CLO debt totaled $5.5 billion of secured debt outstanding held by unaffiliated third parties and $365.8 million of junior notes outstanding held by an affiliate of the Manager. As of December 31, 2010, the aggregate CLO debt

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

totaled $5.6 billion of secured debt outstanding held by unaffiliated third parties and $366.1 million of junior notes outstanding held by an affiliate of the Manager.

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

  The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value and certain financial instruments classified as derivatives.

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

  The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, residential mortgage-backed securities ("RMBS") and certain financial instruments classified as derivatives.

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

        Equity Investments, at Estimated Fair Value:    Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on a market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparable securities, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

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

        Residential Mortgage-Backed Securities, at Estimated Fair Value:    Residential mortgage-backed securities are initially valued at transaction price and are subsequently valued using industry recognized models (including Intex and Bloomberg) and data for similar instruments (e.g., nationally recognized pricing services or broker quotes). The most significant inputs to the valuation of these instruments are default and loss expectations and market credit spreads.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other investment income.

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents represent amounts that are held by third parties under certain of the Company's financing and derivative transactions. Interest income earned on restricted cash and cash equivalents is recorded in other investment income.

        On the consolidated statement of cash flows, net additions or reductions to restricted cash and cash equivalents are classified as an investing activity as restricted cash and cash equivalents reflect the receipts from collections or sales of investments, as well as payments made to acquire investments held by third parties.

Securities

Securities Available-for-Sale

        The Company classifies its investments in securities as available-for-sale as the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive (loss) income. Estimated fair values are based on quoted market prices, when available, on estimates provided by independent pricing sources or dealers who make markets in such securities, or internal valuation models when external sources of fair value are not available. Upon the sale of a security, the realized net gain or loss is computed on a weighted average cost basis. Purchases and sales of securities are recorded on the trade date.

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

Other Securities, at Estimated Fair Value

        The Company has elected the fair value option of accounting for certain securities for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these securities. Other securities, at estimated fair value are included within securities on the consolidated balance sheets with unrealized gains and losses reported in income.

Residential Mortgage-Backed Securities

        The Company has elected the fair value option of accounting for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of its residential mortgage investments. RMBS, at estimated fair value are included within securities on the consolidated balance sheets with unrealized gains and losses reported in income.

Equity Investments, at Estimated Fair Value

        The Company has elected the fair value option of accounting for certain marketable equity securities and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at fair value, are managed based on overall value and potential returns. These equity

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

investments carried at fair value are presented separately on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains and losses on investments on the consolidated statements of operations.

Securities Sold, Not Yet Purchased

        Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company will be required to "cover" its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale. Securities sold, not yet purchased are presented within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets with gains and losses reported in net realized and unrealized gains and losses on investments on the consolidated statement of operations.

Corporate Loans, Net

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

        The Company may modify corporate loans in transactions where the borrower is experiencing financial difficulty and a concession is granted to the borrower as part of the modification. These concessions may include a reduction in interest rate, payment extensions, forgiveness of principal, an exchange of assets or a combination thereof. Such modifications typically qualify as troubled debt restructurings. The Company may also identify receivables that are newly considered impaired and

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

discloses the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired.

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

        Loans acquired with deteriorated credit quality are recorded at initial cost and interest income is recognized as the difference between the Company's estimate of all cash flows that it will receive from the loan in excess of its initial investment on a level-yield basis over the life of the loan (accretable yield) using the effective interest method.

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

Corporate Loans Held for Sale

        From time to time the Company makes the determination to transfer certain of its corporate loans from held for investment to held for sale. The decision to transfer a loan to held for sale is generally as a result of the Company determining that the respective loan's credit quality in relation to the loan's expected risk-adjusted return no longer meets the Company's investment objective and/or the Company deciding to reduce or eliminate its exposure to a particular loan for risk management purposes. Corporate loans held for sale are stated at lower of cost or estimated fair value and are assessed on an individual basis. Prior to transferring a loan to held for sale, any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to the yield by the interest method. The loan is transferred from held for investment to held for sale at the lower of its cost or estimated fair value and is carried at the lower of its cost or estimated fair value thereafter. Subsequent to transfer and while the loan is held for sale, recognition as an adjustment to yield by the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

interest method is discontinued for any difference between the carrying amount of the loan and its outstanding principal balance.

        From time to time the Company also makes the determination to transfer certain of its corporate loans from held for sale back to held for investment. The decision to transfer a loan back to held for investment is generally as a result of the circumstances that led to the initial transfer to held for sale no longer being present. Such circumstances include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy. The loan is transferred from held for sale back to held for investment at the lower of its cost or estimated fair value, whereby a new cost basis is established based on this amount.

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

Corporate Loans, at Estimated Fair Value

        The Company has elected the fair value option of accounting for certain corporate loans for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these corporate loans. Corporate loans carried at estimated fair value are included within corporate loans, net on the consolidated balance sheets with unrealized gains and losses reported in income.

Long-Lived Assets

        The Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. For the years ended December 31, 2011 and 2010, the Company did not record any impairments related to its oil and natural gas assets, which are included in other assets on the consolidated balance sheets.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Trust Preferred Securities

        Trusts formed by the Company for the sole purpose of issuing trust preferred securities are not consolidated by the Company as the Company has determined that it is not the primary beneficiary of such trusts. The Company's investment in the common securities of such trusts is included in other assets on the consolidated balance sheets.

Derivative Financial Instruments

        The Company recognizes all derivatives on the consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument ("free-standing derivative"). For a fair value hedge, the Company records changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive (loss) income and subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in other income (loss).

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

Manager Compensation

        The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company's financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain expenses incurred on the Company's behalf. See Note 12 to these consolidated financial statements for additional discussion on the payment of the base management fee and incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

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

        The Company has wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will be required to include their current taxable income in the Company's calculation of its taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are foreign subsidiaries of the Company that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

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

Earnings Per Share

        The Company presents both basic and diluted earnings per common share ("EPS") in its consolidated financial statements and footnotes thereto. Basic earnings per common share ("Basic EPS") excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. The Company calculates EPS using the more dilutive of the two-class method or the if-converted method. The two-class method is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted earnings (loss) per share ("Diluted EPS") reflects the potential dilution of common share options and unvested restricted common shares using the treasury method, as well as the potential dilution of convertible senior notes using the number of shares it would take to satisfy the excess conversion obligation (average Company share price for the period in excess of the conversion price related to the Company's convertible senior notes), if they are not anti-dilutive.

Recent Accounting Pronouncements

Fair Value Measurement

        In May 2011, the FASB amended existing standards to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards, including prohibiting the application of block discounts for all fair value measurements and providing an exception allowing a company to consider the sale or transfer of its net position for a particular risk

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

exposure if certain criteria are met. Disclosure requirements include quantitative information about significant unobservable inputs used for Level 3 measurements, a description of the company's valuation processes and a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed. The guidance is effective during interim and annual periods beginning after December 15, 2011; early adoption is not permitted. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

Comprehensive Income

        In June 2011, the FASB amended existing standards to comprehensive income to require all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This new update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The guidance is effective during interim and annual periods beginning after December 15, 2011; early adoption is permitted.

        In December 2011, the FASB deferred the changes made in June 2011 that relate to the presentation of reclassification adjustments in order to allow the board time to deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. All other requirements according to the June 2011 update were not affected by this December 2011 update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance is effective during interim and annual periods beginning after December 15, 2011. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

Balance Sheet

        In December 2011, the FASB amended existing standards to require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, with retrospective disclosures required for all comparative periods presented. The Company is currently evaluating the impact of this accounting update on its financial disclosures.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3. Earnings per Share

        The following table presents a reconciliation of basic and diluted net income per common share, as well as the distributions declared per common share for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands, except per share information):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net income	$318,072	$371,064	$76,936
Less: Dividends and undistributed earnings allocated to participating securities	1,082	3,108	614

Net income applicable to common shareholders	$316,990	$367,956	$76,322

Basic:
Basic weighted average shares outstanding	177,560	157,936	153,756

Net income per share	$1.79	$2.33	$0.50

Diluted:
Basic weighted average shares outstanding	177,560	157,936	153,756
Dilutive effect of convertible senior notes	3,337	835	—

Diluted weighted average shares outstanding(1)	180,897	158,771	153,756

Net income per share	$1.75	$2.32	$0.50

Distributions declared per common share	$0.67	$0.43	$0.05

(1)
Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the years ended December 31, 2011, 2010 and 2009.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Securities

        The Company accounts for securities based on the following categories: (i) securities available-for-sale, which are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive (loss) income; (ii) other securities, at estimated fair value, with unrealized gains and losses recorded in the consolidated statements of operations; and (iii) residential mortgage-backed securities, at estimated fair value, with unrealized gains and losses recorded in the consolidated statements of operations.

        The following table summarizes the Company's securities as of December 31, 2011, which are carried at estimated fair value (amounts in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate debt securities	$741,438	$75,442	$(13,637)	$803,243
Common and preferred stock	12,766	444	—	13,210

Total securities available-for-sale	754,204	75,886	(13,637)	816,453
Other securities, at estimated fair value(1)	16,467	3,225	(21)	19,671
Residential mortgage-backed securities, at estimated fair value(1)	209,502	4,132	(127,155)	86,479

Total securities	$980,173	$83,243	$(140,813)	$922,603

(1)
Unrealized gains and losses are recorded in earnings.

        The following table summarizes the Company's securities as of December 31, 2010, which are carried at estimated fair value (amounts in thousands):

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for- sale:
Corporate debt securities	$646,638	$192,496	$(3,614)	$835,520
Common and preferred stock	3,117	257	—	3,374

Total securities available-for-sale	649,755	192,753	(3,614)	838,894
Residential mortgage-backed securities, at estimated fair value(1)	254,445	1,424	(161,940)	93,929

Total securities	$904,200	$194,177	$(165,554)	$932,823

(1)
Unrealized gains and losses are recorded in earnings.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Securities (Continued)

        The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position, as of December 31, 2011 and 2010 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2011
Corporate debt securities	$252,467	$(10,562)	$32,876	$(3,075)	$285,343	$(13,637)
December 31, 2010
Corporate debt securities	$41,656	$(1,331)	$36,631	$(2,283)	$78,287	$(3,614)

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

        During the year ended December 31, 2011, the Company recognized a loss totaling $1.5 million for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. During the years ended December 31, 2010 and 2009, the Company recognized losses totaling $2.6 million and $43.3 million, respectively, for securities that it determined to be other-than-temporarily impaired. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

        For common and preferred stock, the Company considers many factors when evaluating whether an impairment is other-than-temporary, including its intent and ability to hold the common and preferred stock for a period of time sufficient for recovery to cost. If the Company believes it will not recover the cost basis based on its intent or ability, an other-than-temporary loss will be recorded through earnings in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

        During the year ended December 31, 2011, the Company recognized a loss totaling $2.2 million for common and preferred stock that it determined to be other-than-temporary impaired. During the years ended December 31, 2010 and 2009, the Company recognized losses totaling zero and $0.6 million, respectively, for common and preferred stock that it determined to be other-than-temporarily impaired.

        As of December 31, 2011, the Company had no corporate debt securities in default. As of December 31, 2010, the Company had one corporate debt security in default with an estimated fair value of $1.1 million.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Securities (Continued)

        Corporate debt securities sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deteriorated credit quality. The following table shows the net realized gains (losses) on the sales of securities available-for-sale (amounts in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Gross realized gains	$100,565	$68,411	$24,163
Gross realized losses	(559)	(7)	(9,493)

Net realized gains (losses)(1)	$100,006	$68,404	$14,670

(1)
Excludes net realized (losses) gains from paydowns and restructurings totaling ($0.2) million, $13.9 million and zero for the years ended December 31, 2011, 2010 and 2009, respectively. Also, excludes an impairment charge of $3.7 million, $2.6 million and $43.9 million for investments which were determined to be other-than-temporary for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table summarizes the amortized cost and estimated fair value of corporate debt securities by remaining contractual maturity and weighted average coupon based on par values as of December 31, 2011 (dollar amounts in thousands):

Description	Amortized Cost	Estimated Fair Value	Weighted Average Coupon
Due within one year	$—	$—	—%
One to five years	370,463	401,449	7.8
Five to ten years	383,044	416,479	9.7
Greater than ten years	4,398	4,986	4.3

Total	$757,905	$822,914

        The remaining contractual maturities in the table above were allocated assuming no prepayments. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

        The Company's securities available-for-sale portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2011, approximately 46% of the estimated fair value of the Company's securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by First Data Corporation and SandRidge Energy, Inc., which combined represented $138.3 million, or approximately 17% of the estimated fair value of the Company's securities available-for-sale. As of December 31, 2010, approximately 60% of the estimated fair value of the Company's securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by NXP BV and First Data Corporation, which combined represented $208.6 million, or approximately 25% of the estimated fair of value of the Company's securities available-for-sale.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4. Securities (Continued)

        Note 7 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of December 31, 2011 and 2010 (amounts in thousands):

	As of December 31, 2011	As of December 31, 2010
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	$710,734	$728,558

Total	$710,734	$728,558

        As of December 31, 2011, no other securities, at estimated fair value or RMBS were pledged as collateral for the Company's borrowings.

Note 5. Corporate Loans and Allowance for Loan Losses

        The Company accounts for loans based on the following categories (i) corporate loans held for investment, which are measured based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums; (ii) corporate loans held for sale, which are measured at lower of cost or estimated fair value; and (iii) corporate loans, at estimated fair value, which are measured at fair value.

        The following table summarizes the Company's corporate loans as of December 31, 2011 (amounts in thousands):

	December 31, 2011
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,501,679	$470,562	$3,655	$6,975,896
Net unamortized discount	(187,381)	(102,324)	(562)	(290,267)

Total amortized cost	6,314,298	368,238	3,093	6,685,629
Lower of cost or fair value adjustment	—	(50,906)	—	(50,906)
Allowance for loan losses	(191,407)	—	—	(191,407)
Unrealized gains (losses)	—	—	83	83

Net carrying value	$6,122,891	$317,332	$3,176	$6,443,399

(1)
Principal amount is net of charge-offs and other adjustments totaling $79.8 million as of December 31, 2011.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Corporate Loans and Allowance for Loan Losses (Continued)

        The following table summarizes the Company's corporate loans as of December 31, 2010 (amounts in thousands):

	December 31, 2010
	Corporate Loans	Corporate Loans Held for Sale	Total Corporate Loans
Principal(1)	$6,398,997	$481,152	$6,880,149
Net unamortized discount	(332,151)	(12,776)	(344,927)

Total amortized cost	6,066,846	468,376	6,535,222
Lower of cost or fair value adjustment	—	(4,748)	(4,748)
Allowance for loan losses	(209,030)	—	(209,030)

Net carrying value	$5,857,816	$463,628	$6,321,444

(1)
Principal amount is net of charge-offs and other adjustments totaling $58.2 million as of December 31, 2010.

Allowance For Loan Losses

        As of December 31, 2011 and 2010, the Company had an allowance for loan losses of $191.4 million and $209.0 million, respectively. As described in Note 2 to these consolidated financial statements, the allowance for loan losses represents the Company's estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company's estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

        The following table summarizes the changes in the allowance for loan losses for the Company's corporate loan portfolio during the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	2010	2009
Allowance for loan losses:
Beginning balance	$209,030	$237,308	$480,775
Provision for loan losses	14,194	29,121	39,795
Charge-offs	(31,817)	(57,399)	(283,262)

Ending balance	$191,407	$209,030	$237,308

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Corporate Loans and Allowance for Loan Losses (Continued)

        The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of December 31, 2011 and 2010 (amounts in thousands):

	December 31, 2011	December 31, 2010
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$191,407	$207,633
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	1,397

	$191,407	$209,030

Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$6,334,232	$6,065,596
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	25,007

	$6,334,232	$6,090,603

(1)
Recorded investment is defined as amortized cost plus accrued interest.

        As of December 31, 2011, the allocated component of the allowance for loan losses totaled $33.8 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $83.5 million and an aggregate recorded investment of $68.7 million. As of December 31, 2010, the allocated component of the allowance for loan losses totaled $50.1 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $225.6 million and an aggregate recorded investment of $149.8 million.

        The following table summarizes the Company's recorded investment in impaired loans and the related allowance for credit losses for the years ended December 31, 2011 and 2010 (amounts in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded	$—	$—	$—	$3,244	$—
With an allowance recorded	68,692	83,452	33,836	76,933	2,645

Total	$68,692	$83,452	$33,836	$80,177	$2,645

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Corporate Loans and Allowance for Loan Losses (Continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2010
With no related allowance recorded	$16,219	$83,215	$—	$12,873	$2,853
With an allowance recorded	133,566	142,377	50,112	133,014	8,256

Total	$149,785	$225,592	$50,112	$145,887	$11,109

        As of December 31, 2011 and 2010, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company's impaired loans are on non-accrual status, the Company's non-accrual loans also include those held for sale that are measured at the lower of cost or fair value and are not reflected in the table above.

        The following table summarizes the Company's recorded investment in non-accrual loans for the years ended December 31, 2011 and 2010 (amounts in thousands):

	December 31, 2011	December 31, 2010
Impaired loans held for investment	$68,692	$149,785
Loans held for sale	99,999	15,333

Total non-accrual loans	$168,691	$165,118

        The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $11.9 million, which included $2.6 million for impaired loans that were held for investment and $9.3 million for non-accrual loans held for sale for the year ended December 31, 2011. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $12.9 million, which included $11.1 million for impaired loans that were held for investment and $1.8 million for non-accrual loans held for sale for the year ended December 31, 2010.

        The Company did not have any corporate loans past due at December 31, 2011 or 2010.

        The unallocated component of the allowance for loan losses totaled $157.6 million and $158.9 million as of December 31, 2011 and 2010, respectively. As described in Note 2 to these consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Corporate Loans and Allowance for Loan Losses (Continued)

a combination of concern as to probability of default and the seniority of the loan in the issuer's capital structure for the years ended December 31, 2011 and 2010 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment December 31, 2011(1)	Recorded Investment December 31, 2010(1)
High	Senior Secured Loan	$926,258	$945,435
	Second Lien Loan	310,971	389,981
	Subordinated	14,392	—

		$1,251,621	$1,335,416

Moderate	Senior Secured Loan	$645,939	$494,433
	Second Lien Loan	—	38,448
	Subordinated	6,951	4,431

		$652,890	$537,312

Low	Senior Secured Loan	$4,184,094	$3,829,458
	Second Lien Loan	65,695	137,182
	Subordinated	111,240	101,450

		$4,361,029	$4,068,090

	Total Unallocated	$6,265,540	$5,940,818
	Total Allocated	68,692	149,785

	Total Loans Held for Investment	$6,334,232	$6,090,603

(1)
Recorded investment is defined as amortized cost plus accrued interest.

        During the years ended December 31, 2011, 2010 and 2009, the Company recorded charge-offs totaling $31.8 million, $57.4 million and $283.3 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

        As of December 31, 2011, the Company had $317.3 million of loans held for sale, a decrease of $146.3 million from December 31, 2010 due to the sale of certain loans and the transfer of loans to held for investment for those the Company determined it no longer had the intention of selling. The Company recorded a $65.2 million net charge to earnings during the year ended December 31, 2011 for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $317.3 million as of December 31, 2011. The Company recorded a $14.7 million and $51.0 million net charge to earnings during the years ended December 31, 2010 and 2009, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale.

        During the year ended December 31, 2011, the Company transferred $862.2 million amortized cost amount of loans from held for investment to held for sale. During the year ended December 31, 2010, the Company transferred $1.1 billion amortized cost amount of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company's determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company's investment objective and the determination by the Company to reduce or eliminate the exposure for

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Corporate Loans and Allowance for Loan Losses (Continued)

certain loans as part of its portfolio risk management practices. Also, during the year ended December 31, 2011, the Company transferred $448.3 million amortized cost amount from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Also, during the year ended December 31, 2010, the Company transferred $437.7 million amortized cost amount from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

Defaulted Loans

        As of December 31, 2011, the Company had no corporate loans in default. As of December 31, 2010, the Company held loans that were in default with a total amortized cost of $18.6 million from one issuer. The majority of corporate loans in default during 2010 were included in the loans for which the allocated component of the Company's allowance for losses was related to, or for which the Company determined were loans held for sale as of December 31, 2010.

Troubled Debt Restructurings

        During the year ended December 31, 2011, the Company modified $11.2 million amortized cost of one corporate loan that qualified as a troubled debt restructuring and resulted in the Company recording an $0.8 million loss. This modification involved the restructuring of a debt instrument to equity investment, resulting in a new asset. There were no modifications of any corporate loans that qualified as troubled debt restructurings during the year ended December 31, 2010.

        During the years ended December 31, 2011 and 2010, the Company modified $1.3 billion and $1.0 billion amortized cost of corporate loans, respectively, that did not qualify as troubled debt restructurings. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Concentration Risk

        The Company's corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2011, approximately 47% of the total amortized cost basis of the Company's corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $992.5 million, or approximately 15% of the aggregated amortized cost basis of the Company's corporate loans. As of December 31, 2010, approximately 51% of the total amortized cost basis of the Company's corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Texas Competitive Electric Holdings Company LLC, Modular Space

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5. Corporate Loans and Allowance for Loan Losses (Continued)

Corporation and U.S. Foodservice, which combined represented $1.1 billion, or approximately 16% of the aggregated amortized cost basis of the Company's corporate loans.

        Note 7 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans and corporate loans held for sale pledged as collateral as of December 31, 2011 and 2010 (amounts in thousands):

	As of December 31, 2011	As of December 31, 2010
Pledged as collateral for collateralized loan obligation secured notes and junior secured notes to affiliates	$6,448,404	$6,152,924

Total	$6,448,404	$6,152,924

        As of December 31, 2011, no corporate loans, at estimated fair value were pledged as collateral for the Company's borrowings.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6. Deconsolidation of Residential Mortgage Loans Securitization Trusts (Continued)

        As a result of the deconsolidation of the six residential mortgage loan securitization trusts, all references to residential mortgage loans interest income, residential mortgage-backed securities issued ("RMBS Issued") interest expense, net realized and unrealized gain (loss) on residential mortgage loans and RMBS Issued, and loan servicing expense relate to prior period balances and activities.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings

        Certain information with respect to the Company's borrowings as of December 31, 2011 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$715,354	0.75%	1,943	$798,876
CLO 2005-2 senior secured notes	745,226	0.83	2,157	870,712
CLO 2006-1 senior secured notes	683,265	0.87	2,429	884,873
CLO 2007-1 senior secured notes	2,075,040	1.01	3,423	2,343,420
CLO 2007-1 junior secured notes(2)	61,491	—	3,423	69,444
CLO 2007-A senior secured notes	812,318	1.36	2,115	900,660
CLO 2007-A junior secured notes(3)	10,821	—	2,115	11,997
CLO 2011-1 senior debt	436,522	1.77	2,419	557,389

Total collateralized loan obligation secured debt	5,540,037			6,437,371
CLO 2007-1 junior secured notes to affiliates(4)	300,396	—	3,423	337,407
CLO 2007-A junior secured notes to affiliates(5)	65,452	—	2,115	72,570

Total collateralized loan obligation junior secured notes to affiliates	365,848			409,977
Senior secured credit facility	—	3.83	854	—
Asset-based borrowing facility(6)	38,300	2.53	1,405	86,874

Total credit facilities	38,300			86,874
7.0% Convertible senior notes	135,086	7.00	197	—
7.5% Convertible senior notes	164,744	7.50	1,842	—
Senior notes	250,676	8.38	10,912	—
Junior subordinated notes	283,517	5.48	9,078	—

Total borrowings	$6,778,208			$6,934,222

(1)
Collateral for borrowings consists of corporate loans, securities available-for-sale and equity investments, at estimated fair value.

(2)
CLO 2007-1 junior secured notes consist of $55.7 million of mezzanine notes with a weighted average borrowing rate of 3.7% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)
CLO 2007-A junior secured notes consist of $6.2 million of mezzanine notes with a weighted average borrowing rate of 7.1% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(4)
CLO 2007-1 junior secured notes to affiliates consist of $170.1 million of mezzanine notes with a weighted average borrowing rate of 5.3% and $130.3 million of subordinated notes that do not

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings (Continued)

  have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)
CLO 2007-A junior secured notes to affiliates consist of $55.0 million of mezzanine notes with a weighted average borrowing rate of 6.6% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)
Collateral for borrowings consists of oil and gas assets purchased for an aggregate purchase price of approximately $89.1 million, whereby no impairment was deemed to exist. These oil and gas assets are included in other assets in the consolidated balance sheets at carrying amount of $86.9 million.

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

Note 7. Borrowings (Continued)

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

(6)
Collateral for borrowings consists of oil and gas assets purchased during the fourth quarter of 2010 for an aggregate purchase price of approximately $32.8 million, whereby no impairment was deemed to exist. These oil and gas assets are included in other assets in the consolidated balance sheets of $32.8 million.

CLO Debt

        The indentures governing the Company's CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company's Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the year ended December 31, 2011, $528.2 million of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the year ended December 31, 2011, $2.9 million of original CLO 2011-1 senior notes were repaid.

        The indentures governing the Company's CLO transactions include numerous compliance tests, the majority of which relate to the CLO's portfolio profile. In the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO's manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for the CLO transactions include over-collateralization tests ("OC Tests") which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. If a CLO is not in compliance with an OC Test or an interest coverage test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC test is brought back into compliance. During the year ended

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings (Continued)

December 31, 2010, the Company paid down $90.3 million of original CLO 2007-1 senior secured notes, due to the failure of OC Tests. As of December 31, 2011, all of the Company's CLO transactions were in compliance with their respective OC and interest coverage tests.

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

        On March 31, 2011, the Company closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, the Company entered into a senior loan agreement (the "CLO 2011-1 Agreement") through which CLO 2011-1 was able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. On July 6, 2011, the Company amended the CLO 2011-1 Agreement to upsize the transaction to $600.0 million, whereby CLO 2011-1 is able to borrow up to an additional $150.0 million, or total of $450.0 million. Under the amended CLO 2011-1 Agreement, the CLO 2011-1 senior loan matures on August 15, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month London interbank offered rate ("LIBOR") plus 1.35%. As of December 31, 2011, the Company had $436.5 million of borrowings outstanding under the CLO 2011-1 Agreement.

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

        The Company has the right to prepay loans under the 2014 Facility in whole or in part at any time. Loans under the 2014 Facility bear interest at a rate equal to LIBOR plus 3.25% per annum. The 2014 Facility contains customary covenants applicable to the Company, including a restriction from making distributions to holders of common shares in excess of 65% of the Company's estimated annual taxable income calculated in accordance with the 2014 Facility credit agreement.

        As of December 31, 2011, the Company had no borrowings outstanding under the 2014 Facility.

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

Note 7. Borrowings (Continued)

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

        As of December 31, 2011, the Company had $38.3 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, the Company had a letter of credit outstanding totaling $1.0 million.

        As of December 31, 2011, the Company believes it was in compliance with the covenant requirements for both credit facilities.

Convertible Debt

        On January 15, 2010, the Company issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 ("7.5% Notes"). The 7.5% Notes bear interest at a rate of 7.5% per annum on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company's right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. The initial conversion rate for each $1,000 principal amount of 7.5% Notes was 122.2046 common shares, which is equivalent to an initial conversion price of approximately $8.18 per share. The conversion rate is adjusted under certain circumstances, including the occurrence of certain fundamental change transactions and the payment of a quarterly cash distribution in excess of $0.05 per share, but will not be adjusted for accrued and unpaid interest on the 7.5% Notes. As of December 31, 2011, the conversation rate for each $1,000 principal amount of 7.5% Notes was 132.1235 common shares. Net proceeds from the offering totaled $167.3 million, reflecting gross proceeds of $172.5 million from the issuance less $5.2 million for underwriting fees.

        In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company's consolidated balance sheet as of December 31, 2011. The remaining liability component of $164.7 million, included within convertible senior notes on the Company's consolidated balance sheet as of December 31, 2011, is comprised of the principal $172.5 million less the unamortized debt discount of $7.8 million. The total debt discount amortization recognized for the year ended December 31, 2011 was $1.2 million. The debt discount will continue to be amortized at the effective interest rate of 8.6%. For the year ended December 31, 2011, the total interest expense recognized on the 7.5% Notes was $12.9 million.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings (Continued)

        During the second half of 2011, the Company repurchased $45.5 million par amount of its 7.0% convertible senior notes due July 15, 2012 (the "7.0% Notes"). These transactions resulted in the Company recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs. As of December 31, 2011, the Company had committed to purchase an additional $0.8 million par amount of its 7.0% Notes. The 7.0% Notes are convertible into the Company's common shares at a conversion price of $31.00. This conversion rate for each $1,000 principal amount of 7.0% Notes is 32.2581 of the Company's common shares.

        During the first quarter of 2010, the Company repurchased $95.2 million par amount of its 7.0% Notes. These transactions resulted in the Company recording a gain of $1.3 million, which was partially offset by a write-off of $0.6 million of unamortized debt issuance costs during 2010.

Senior Notes

        On November 15, 2011, the Company issued $258.8 million par amount of 8.375% Senior Notes due November 15, 2041 ("8.375% Notes"), resulting in net proceeds of $250.7 million. Interest on the 8.375% Notes will be paid quarterly in arrears on February 15, May 15, August 15 and November 15 of each year, beginning February 15, 2012.

Contractual Obligations

        The table below summarizes the Company's contractual obligations (excluding interest) under borrowing agreements as of December 31, 2011 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CLO 2005-1 senior secured notes	$718,537	$—	$—	$—	$718,537
CLO 2005-2 senior secured notes	750,067	—	—	—	750,067
CLO 2006-1 senior secured notes	683,265	—	—	—	683,265
CLO 2007-1 senior secured notes	2,075,040	—	—	—	2,075,040
CLO 2007-1 junior secured notes	61,491	—	—	—	61,491
CLO 2007-A senior secured notes	812,318	—	—	—	812,318
CLO 2007-A junior secured notes	10,821	—	—	—	10,821
CLO 2011-1 senior debt	436,522	—	—	—	436,522
CLO 2007-1 junior secured notes to affiliates	300,396	—	—	—	300,396
CLO 2007-A junior secured notes to affiliates	65,452	—	—	—	65,452
Asset-based borrowing facility(1)	39,293	993	—	38,300	—
Convertible senior notes(2)	307,586	135,086	—	—	172,500
Senior notes(3)	258,750	—	—	—	258,750
Junior subordinated notes	283,517	—	—	—	283,517

Total	$6,803,055	$136,079	$—	$38,300	$6,628,676

(1)
Includes the letter of credit outstanding.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7. Borrowings (Continued)

(2)
Represents the principal amount of the notes, which excludes the accounting adjustment for convertible debt instruments that may be settled in cash upon conversion described above.

(3)
Represents the principal amount of the notes, which excludes the accounting adjustment for the underwriters' discount.

        The remaining contractual maturities in the table above were allocated assuming no prepayments and represent the principal amount of all notes, excluding any discount. Expected maturities may differ from contractual maturities because the Company, as the borrower, may have the right to call or prepay certain obligations, with or without call or prepayment penalties.

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

        The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2011 and December 31, 2010 (amounts in thousands):

	As of December 31, 2011		As of December 31, 2010
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$508,333	$(100,718)	$483,333	$(58,365)
Free-Standing Derivatives:
Commodity swaps	—	7,371	—	(226)
Credit default swaps—protection sold	33,500	(7,177)	13,500	492
Total rate of return swaps	—	152	—	104
Foreign exchange forward contracts	(234,524)	(12,224)	(154,405)	(17,296)
Foreign exchange options	130,207	13,394	130,207	14,791
Common stock warrants	—	2,332	—	3,453

Total	$437,516	$(96,870)	$472,635	$(57,047)

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

Note 8. Derivative Financial Instruments (Continued)

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

        The following table shows the net (losses) gains recognized in other comprehensive (loss) income related to derivatives in cash flow hedging relationships for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Net (losses) gains recognized in other comprehensive (loss) income on cash flow hedges	$(42,324)	$(13,935)	$34,739

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

        Gains and losses on free-standing derivatives are reported on the consolidated statements of operations in net realized and unrealized (loss) gain on derivatives and foreign exchange. Unrealized (losses) gains represent the change in fair value of the derivative instruments and are noncash items.

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

        As of December 31, 2011 and 2010, the Company had sold protection with a notional amount of $33.5 million and $13.5 million, respectively. The Company sells protection to replicate fixed income

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Derivative Financial Instruments (Continued)

securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives.

        The following table shows the net realized gains on the Company's CDS for the years ended December 31 2011, 2010 and 2009 (amounts in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Gross realized gains	$—	$—	$58,967
Gross realized losses	—	—	(996)

Net realized gains	$—	$—	$57,971

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

        The Company entered into commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive fixed, pay-floating swaps for certain years through 2015. Realized gains (losses) represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying protection. For both years ended December 31, 2011 and 2010, the Company had an immaterial amount of commodity derivatives settlements, which are settled monthly.

        The following table summarizes by derivative instrument type the effect on income from free-standing derivatives for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

Free-Standing Derivatives:	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Interest rate swaps	$—	$311	$(3,328)
Commodity swaps	7,948	(226)	—
Credit default swaps—protection sold	(6,030)	1,970	17,632
Total rate of return swaps	49	1,771	45,607
Foreign exchange forward contracts	5,072	(17,296)	(255)
Foreign exchange options	(1,398)	14,630	—
Common stock warrants	(890)	663	457

Net realized and unrealized gains on free-standing derivatives	$4,751	$1,823	$60,113

        For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the years ended

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8. Derivative Financial Instruments (Continued)

December 31, 2011, 2010 and 2009, the Company recognized an immaterial amount of ineffectiveness in income on the consolidated statements of operations from its cash flow and fair value hedges.

Note 9. Accumulated Other Comprehensive (Loss) Income

        The components of accumulated other comprehensive (loss) income were as follows (amounts in thousands):

	As of December 31, 2011	As of December 31, 2010
Net unrealized gains on available-for-sale securities	$62,248	$189,139
Net unrealized losses on cash flow hedges	(97,867)	(55,543)

Accumulated other comprehensive (loss) income	$(35,619)	$133,596

        The components of changes in other comprehensive (loss) income were as follows (amounts in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Unrealized (losses) gains on securities available-for-sale:
Unrealized (losses) gains arising during period	$(30,799)	$74,521	$357,535
Reclassification adjustments for (gains) losses realized in net income(1)	(96,092)	(79,718)	29,236

Unrealized (losses) gains on securities available-for-sale	(126,891)	(5,197)	386,771

Unrealized (losses) gains on cash flow hedges:
Unrealized (losses) gains arising during period	(42,324)	(13,935)	34,739

Unrealized (losses) gains on cash flow hedges	(42,324)	(13,935)	34,739

Total other comprehensive (loss) income	$(169,215)	$(19,132)	$421,510

(1)
Includes an impairment charge of $3.7 million, $2.6 million and $43.9 million for investments which were determined to be other-than-temporary for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 10. Commitments & Contingencies

Commitments

        As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10. Commitments & Contingencies (Continued)

fair value of the syndicated loan from that date forward. As of December 31, 2011 and 2010, the Company had committed to purchase corporate loans with aggregate commitments totaling $97.2 million and $90.9 million, respectively. The Company also participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific amount at the discretion of the borrower. As of December 31, 2011 and 2010, the Company had unfunded financing commitments for loans totaling $8.1 million and $31.6 million, respectively. In addition, as of December 31, 2011 and 2010, the Company had unfunded financing commitments for private equity investments totaling $40.9 million and $13.1 million, respectively. The Company did not have any material losses as of December 31, 2011, nor does it expect material losses related to those assets for which it committed to purchase and fund.

Note 11. Common Shares, Restricted Shares and Share Options

        In December 2010, the Company completed an underwritten public offering of 19,436,000 common shares at a price of $9.04, resulting in net proceeds of $175.7 million.

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

        The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of December 31, 2011, the 2007 Share Incentive Plan authorizes a total of 8,589,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On January 21, 2011, the Compensation Committee of the board of directors granted the Manager 240,845 restricted common shares subject to graded vesting over four years with the final vesting date of March 1, 2015. On August 9, 2011, the non-employee members of the board of directors were granted 50,566 restricted common shares subject to graded vesting over three years with the final vesting date of August 9, 2014.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Common Shares, Restricted Shares and Share Options (Continued)

        The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2009	1,097,000	66,282	1,163,282
Issued	—	220,519	220,519
Vested	—	(31,183)	(31,183)

Unvested shares as of December 31, 2009	1,097,000	255,618	1,352,618
Issued	—	52,808	52,808
Vested	—	(95,822)	(95,822)

Unvested shares as of December 31, 2010	1,097,000	212,604	1,309,604
Issued	240,845	50,566	291,411
Vested	(1,097,000)	(92,903)	(1,189,903)
Cancelled	—	(24,591)	(24,591)

Unvested shares as of December 31, 2011	240,845	145,676	386,521

        The restricted common shares granted to the directors were valued using the fair value at the time of grant, which was $7.91 and $8.90 and $2.79 per share, for the restricted common shares granted in 2011, 2010 and 2009, respectively. The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $8.73, $9.30 and $5.80 per share at December 31, 2011, 2010 and 2009, respectively. There were $2.1 million, $1.3 million, and $3.0 million of total unrecognized compensation costs related to unvested restricted common shares granted as of December 31, 2011, 2010 and 2009, respectively. These costs are expected to be recognized over the next three years.

        The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2009	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2009	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2010	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2011	1,932,279	$20.00

        As of December 31, 2011, 2010 and 2009, 1,932,279 common share options were exercisable. As of December 31, 2011, the common share options were fully vested and expire in August 2014. For the

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11. Common Shares, Restricted Shares and Share Options (Continued)

years ended December 31, 2011, 2010 and 2009, the components of share-based compensation expense are as follows (amounts in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Restricted shares granted to Manager	$2,448	$5,784	$3,451
Restricted shares granted to certain directors	830	1,108	526

Total share-based compensation expense	$3,278	$6,892	$3,977

Note 12. Management Agreement and Related Party Transactions

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

Base Management Fees and Manager Share-Based Compensation

        For the year ended December 31, 2011, the Company incurred $26.3 million in base management fees. As of December 31, 2011, the Company had $2.3 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $2.4 million for the year ended December 31, 2011 (see Note 11). For the year ended December 31, 2010, the Company incurred $19.1 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $5.8 million for the year ended December 31, 2010 (see Note 11). For the year ended December 31, 2009, the Company incurred $14.9 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $3.5 million for the year ended December 31, 2009 (see Note 11).

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12. Management Agreement and Related Party Transactions (Continued)

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

        The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company's common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $8.8 million of base management fees during each of the years ended December 31, 2011, 2010 and 2009.

Incentive Fees

        For the year ended December 31, 2011, the Manager earned $34.2 million of incentive fees. As of December 31, 2011, the Company had $6.0 million incentive fee payable to the Manager. Incentive fees are included in related party management compensation on the Company's consolidated statement of operations. Incentive fees of $38.8 million and $4.5 million were earned by the Manager during the years ended December 31, 2010 and 2009, respectively. Of the $38.8 million of incentive fees earned for the year ended December 31, 2010, the Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by the Company as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A during the quarter ended March 31, 2010. Incentive fees are included in related party management compensation on the Company's consolidated statement of operations.

CLO Management Fees

        An affiliate of the Manager entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2009-1 and CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

        Beginning April 2007, the collateral manager ceased waiving fees for CLO 2005-1 and beginning January 2009, the collateral manager ceased waiving fees for CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and Wayzata Funding LLC (restructured and replaced with CLO 2009-1 on March 31, 2009). However, starting in July 2009, the collateral manager reinstated waiving the CLO management fees for CLO 2005-2 and CLO 2006-1 and starting in 2010, the collateral manager reinstated waiving the CLO management fees for CLO 2007-A and CLO 2007-1. Due to the deleveraging of CLO 2009-1 completed in July 2009 whereby all the senior notes were retired, the collateral manager is no longer entitled to receive fees for CLO 2009-1. As such, the CLO management fees for all CLOs, except for CLO 2005-1, are being waived or are no longer entitled to be received as of December 31, 2011.

        The aggregate amounts waived are inversely related to the total CLO management fees recorded. Accordingly, for the years ended December 31, 2011, 2010 and 2009, the collateral manager waived aggregate CLO management fees of $34.0 million, $30.6 million and $5.2 million, respectively, while for the years ended December 31, 2011, 2010 and 2009, the Company recorded an expense for CLO management fees totaling $5.3 million, $5.4 million and $21.5 million, respectively.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12. Management Agreement and Related Party Transactions (Continued)

Reimbursable General and Administrative Expenses

        Beginning January 2009, the Manager permanently waived reimbursable general and administrative expenses allocable to the Company in an amount equal to the incremental CLO management fees received by the Manager. For the years ended December 31, 2010 and 2009, the Manager permanently waived reimbursement of allocable general and administrative expenses totaling $2.4 million and $9.8 million, respectively. Due to the reinstatement of waived CLO management fees described above, effective June 2010, all incremental CLO management fees received by the Manager had been fully applied to offset these reimbursable expenses. Accordingly, for the years ended December 31, 2011 and 2010, the Company reimbursed the Manager for allocable general and administrative expenses of $8.2 million and $4.6 million, respectively. For the year ended December 31, 2009, the Company did not reimburse the Manager for any allocable general and administrative and other expenses.

Affiliated Investments

        The Company has invested in corporate loans, debt securities, and other investments of entities that are affiliates of KKR. As of December 31, 2011, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 29% of the total investment portfolio, and consisted of 28 issuers. The total $2.4 billion in affiliated investments was comprised of $2.2 billion of corporate loans, $168.1 million of corporate debt securities and $62.0 million of equity investments, at estimated fair value. As of December 31, 2010, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 30% of the total investment portfolio, and consisted of 27 issuers. The total $2.4 billion in affiliated investments was comprised of $2.1 billion of corporate loans, $314.2 million of corporate debt securities and $25.6 million of equity investments, at estimated fair value.

Note 13. Income Taxes

        The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership, and not as an association or publicly traded partnership taxable as a corporation. As such, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes.

        The Company owns both REIT and domestic taxable corporate subsidiaries. The Company's REIT subsidiary is not expected to incur federal tax expense but is subject to limited state income tax expense related to the 2011 tax year. The domestic taxable corporate subsidiaries taxed as regular corporations under the Code are expected to incur federal and state tax expense related to the 2011 tax year. The Company owns an interest in several foreign subsidiaries that from time to time generate income that is subject to state tax and United States tax withholding. The Company also owns foreign investments that generate income that is subject to foreign tax withholding. The income tax provision for the years

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13. Income Taxes (Continued)

ended December 31, 2011, 2010 and 2009 consisted of the following components (amounts in thousands):

	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Current provision:
Federal income tax	$1,129	$(79)	$79
Federal withholding tax	(16)	63	—
State income tax	629	90	205
Foreign withholding tax	154	628	—

Total current provision	1,896	702	284

Deferred provision:
Federal income tax	4,709	—	—
State income tax	1,406	—	—

Total deferred provision	6,115	—	—

Total provision for income taxes	$8,011	$702	$284

        The tax provision for domestic taxable corporate subsidiaries taxed as regular corporations was based on a combined federal and state income tax rate of 41.02% at December 31, 2011 and 40.75% at December 31, 2010 and 2009. The tax rate is equivalent to the combined federal statutory income tax rate and the state statutory income tax rate, net of federal benefit.

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value of Financial Instruments (Continued)

        The table below discloses the carrying value and the estimated fair value of the Company's financial instruments as of December 31, 2011 and 2010 (amounts in thousands):

	As of December 31, 2011		As of December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$791,774	$791,774	$885,254	$885,254
Securities available-for-sale	816,453	816,453	838,894	838,894
Other securities, at estimated fair value	19,671	19,671	—	—
Residential mortgage-backed securities	86,479	86,479	93,929	93,929
Corporate loans, net of allowance for loan losses of $191,407 and $209,030 as of December 31, 2011 and 2010, respectively	6,122,891	5,999,771	5,857,816	6,060,530
Corporate loans held for sale	317,332	359,463	463,628	473,681
Corporate loans, at estimated fair value	3,176	3,176	—	—
Equity investments, at estimated fair value	189,845	189,845	99,955	99,955
Derivative assets	28,463	28,463	19,519	19,519
Interest and principal receivable	62,124	62,124	57,414	57,414
Private equity investments, at cost(1)	780	780	4,800	5,051
Financial Liabilities:
Collateralized loan obligation secured notes	$5,540,037	$5,200,534	$5,630,272	$5,176,052
Collateralized loan obligation junior secured notes to affiliates	365,848	283,914	366,124	254,522
Credit facilities	38,300	38,300	18,400	18,400
Convertible senior notes	299,830	368,502	344,142	425,564
Senior notes	250,676	261,834	—	—
Junior subordinated notes	283,517	262,962	283,517	264,025
Accounts payable, accrued expenses and other liabilities	23,424	23,424	14,193	14,193
Accrued interest payable	25,536	25,536	22,846	22,846
Accrued interest payable to affiliates	6,561	6,561	6,316	6,316
Related party payable	11,078	11,078	12,988	12,988
Securities sold, not yet purchased	1,256	1,256	—	—
Derivative liabilities	125,333	125,333	76,566	76,566

(1)
During the years ended December 31, 2011 and 2010, the Company recognized a loss totaling $4.0 million and $10.3 million for private equity investments, at cost, that it determined to be other-than-temporarily impaired based on the estimated fair value using unobservable inputs. Private equity investments, at cost are included in other assets on the consolidated balance sheets.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value of Financial Instruments (Continued)

  Fair Value Measurements

        The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Securities available-for-sale:
Corporate debt securities	$—	$736,010	$67,233	$803,243
Common and preferred stock	11,902	1,308	—	13,210

Total securities available-for-sale	11,902	737,318	67,233	816,453
Other securities, at estimated fair value	—	16,893	2,778	19,671
Residential mortgage-backed securities	—	—	86,479	86,479

Total securities	11,902	754,211	156,490	922,603
Corporate loans, at estimated fair value	—	3,176	—	3,176
Equity investments, at estimated fair value	10,498	28,385	150,962	189,845
Total rate of return swaps	—	—	152	152
Foreign exchange options, net	—	—	13,394	13,394
Commodity swaps, net	—	7,371	—	7,371
Common stock warrants	1,066	—	1,266	2,332
Other assets	—	—	567	567

Total	$23,466	$793,143	$322,831	$1,139,440

Liabilities:
Securities sold, not yet purchased	$(1,256)	$—	$—	$(1,256)
Cash flow interest rate swaps	—	(100,718)	—	(100,718)
Foreign exchange forward contracts, net	—	(12,224)	—	(12,224)
Credit default swaps—protection sold, net	—	(7,177)	—	(7,177)

	$(1,256)	$(120,119)	$—	$(121,375)

        The following table presents information about the Company's assets measured at fair value on a non-recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value of Financial Instruments (Continued)

techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Loans held for sale(1)	$—	$159,120	$6,698	$165,818
Private equity investments(2)	—	—	780	780

Total	$—	$159,120	$7,478	$166,598

(1)
As of December 31, 2011, total loans held for sale had a carrying value of $317.3 million of which $165.8 million was carried at estimated fair value and the remaining $151.5 million carried at amortized cost. Of the $165.8 million carried at estimated fair value, $159.1 million was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $6.7 million was classified as Level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

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

        The following table presents information about the Company's assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets:
Securities available-for-sale:
Corporate debt securities	$—	$752,423	$83,097	$835,520
Common and preferred stock	3,374	—	—	3,374

Total securities available-for-sale	3,374	752,423	83,097	838,894
Residential mortgage-backed securities	—	—	93,929	93,929

Total securities	3,374	752,423	177,026	932,823
Equity investments, at estimated fair value	—	15,023	84,932	99,955
Credit default swaps—protection sold	—	492	—	492
Total rate of return swaps	—	—	104	104
Foreign exchange options, net	—	—	14,791	14,791
Common stock warrants	—	—	3,453	3,453

Total	$3,374	$767,938	$280,306	$1,051,618

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value of Financial Instruments (Continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Liabilities:
Cash flow interest rate swaps	$—	$(58,365)	$—	$(58,365)
Foreign exchange forward contracts, net	—	(17,296)	—	(17,296)
Commodities swaps, net	—	(226)	—	(226)

	$—	$(75,887)	$—	$(75,887)

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

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value of Financial Instruments (Continued)

        The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the year ended December 31, 2011 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Other Assets
Beginning balance as of January 1, 2011	$83,097	$—	$93,929	$84,932	$104	$3,453	$14,791	$—
Total gains or losses (for the period):
Included in earnings(1)	7,599	2,378	(457)	27,878	48	(4)	(1,397)	10
Included in other comprehensive income	(18,836)	—	—	—	—	—	—	—
Transfers into Level 3(2)	12,986	—	—	—	—	—	—	—
Transfers out of Level 3(2)	(17,332)	—	—	(28,546)	—	—	—	—
Purchases	23,903	400	—	87,761	—	—	—	—
Sales	(10,772)	—	—	(30,121)	—	—	—	—
Settlements	(13,412)	—	(6,993)	9,058	—	(2,183)	—	557

Ending balance as of December 31, 2011	$67,233	$2,778	$86,479	$150,962	$152	$1,266	$13,394	$567

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$—	$2,378	$17,765	$18,027	$—	$(1,448)	$(1,397)	$10

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

(2)
Certain securities available-for-sale and equity investments, at estimated fair value, were transferred into and/or out of Level 3. Assets were transferred into Level 3 from Level 2 reflecting reduced transparency of prices for these financial instruments as a result of less trading activity. Assets were transferred out of Level 3 to Level 2 because observable market data became available. The Company's policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14. Fair Value of Financial Instruments (Continued)

        The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the year ended December 31, 2010 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Free-Standing Derivatives Interest Rate Swaps
Beginning balance as of January 1, 2010	$81,288	$47,572	$18,289	$11,809	$2,471	$—	$(281)
Transfers in from deconsolidation(1)	—	74,366	—	—	—	—	—
Total gains or losses (for the period):
Included in earnings(2)	9,005	(7,971)	(11,249)	1,771	663	14,630	311
Included in other comprehensive income	10,107	—	—	—	—	—	—
Transfers into Level 3(3)	22,788	—	41,740	—	—	—	—
Purchases	41,841	—	38,620	—	2,716	161
Sales	(24,460)	(7,246)	—	(13,476)	—	—
Settlements	(57,472)	(12,792)	(2,468)	—	(2,397)	—	(30)

Ending balance as of December 31, 2010	$83,097	$93,929	$84,932	$104	$3,453	$14,791	$—

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(2)	$—	$(1,586)	$(11,249)	$—	$663	$14,630	$—

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

(3)
Certain securities available-for-sale and equity investments, at estimated fair value, were transferred into Level 3 from Level 2 reflecting reduced transparency of prices for these financial instruments as a result of less trading activity. There were no transfers out of Level 3 into Level 1 or 2. The Company's policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

Note 15. Segment Reporting

        Operating segments are defined as components of a company in which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through multiple reportable business segments, which it has determined to be credit ("Credit") and all other segments ("Other"). The Company's segments are differentiated primarily by their investment focuses. The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, and distressed and stressed debt securities. The Other segments include all other portfolio holdings, including oil and natural gas working interests and overriding royalty interests.

        Prior to 2011, the Company operated under a single business segment of Credit. However, during 2011, the Company began acquiring additional working interests and overriding royalty interests in oil and natural gas properties. As of December 31, 2011, the Company determined that it met certain segment reporting requirements and accordingly, began to disclose information by segment based on its acquisition of additional natural resources assets, combined with its belief that other areas of

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15. Segment Reporting (Continued)

investment focus including natural resources, while currently not material, may become a significant part of its business. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company.

        The Company evaluates the performance of its segments based on several components including total investment income, net investment income, other income (loss) and net income (loss). Net investment income is the difference between income earned on assets (or total investment income) and the cost of liabilities to fund those assets, as well as the related provision for loan losses, if applicable. Net income (loss) includes (i) net investment income, (ii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments and derivatives, and (iii) non-investment expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including base management fees and professional services are allocated to individual segments based on the carrying value of the assets within those segments. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors' expenses and share-based compensation expense are not allocated to individual segments in the Company's assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

        The following table shows data of reportable segments reconciled to amounts reflected in the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	Credit			Other			Reconciling Items			Consolidated Company
For the Years Ended December 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Total investment income	$511,392	$504,471	$572,725	$30,629	$888	$—	$—	$—	$—	$542,021	$505,359	$572,725
Net investment income	$315,141	$318,544	$243,556	$29,619	$842	$—	$—	$—	$—	$344,760	$319,386	$243,556
Other income (loss)	$85,499	$143,578	$(96,275)	$7,948	$(226)	$—	$—	$—	$—	$93,447	$143,352	$(96,275)
Net income (loss)	$345,322	$422,611	$89,575	$16,779	$(1,289)	$—	$(44,029)	$(50,258)	$(12,639)	$318,072	$371,064	$76,936

        The following table shows total assets of reportable segments reconciled to amounts reflected in the consolidated financial statements as of December 31, 2011 and 2010 (amounts in thousands):

	Credit		Other(1)		Reconciling Items		Consolidated Company
As of December 31,	2011	2010	2011	2010	2011	2010	2011	2010
Total assets	$8,487,702	$8,327,662	$158,639	$85,843	$887	$4,907	$8,647,228	$8,418,412

(1)
Consists primarily of natural resources assets, which are included in other assets on our consolidated balance sheets.

KKR Financial Holdings LLC and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16. Summary of Quarterly Information (Unaudited)

        The following is a presentation of the quarterly results of operations for the years ended December 31, 2011 and December 31, 2010:

	2011
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net investment income:
Total investment income	$136,408	$134,440	$135,843	$135,330
Interest expense	35,906	32,604	32,978	32,121
Interest expense to affiliates	10,532	12,688	14,142	12,096
Provision for loan losses	—	2,533	—	11,661

Net investment income	89,970	86,615	88,723	79,452

Other income (loss):
Total other income (loss)	13,739	(29,306)	62,578	46,436

Non-investment expenses:
Related party management compensation	14,471	8,198	24,315	21,201
General, administrative and directors expenses	10,649	8,554	10,367	8,171
Professional services	1,941	1,134	1,691	1,432

Total non-investment expenses	27,061	17,886	36,373	30,804

Income before income tax expense	76,648	39,423	114,928	95,084
Income tax (benefit) expense	(333)	(397)	7,424	1,317

Net income	$76,981	$39,820	$107,504	$93,767

Net income per common share:
Basic(1)
Net income per share	$0.43	$0.22	$0.60	$0.53
Diluted(1)
Net income per share	$0.43	$0.22	$0.59	$0.51
Weighted average number of common shares outstanding:
Basic	177,759	177,723	177,674	177,075
Diluted	179,675	180,220	182,393	181,292

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

Note 17. Subsequent Events

        On January 17, 2012, the Compensation Committee of the board of directors granted the Manager 258,303 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2015.

        On February 2, 2012, our board of directors declared a cash distribution for the quarter ended December 31, 2011 of $0.18 per share to common shareholders of record on February 16, 2012. The distribution is payable on March 1, 2012. In addition, on February 2, 2012, our board of directors declared an annual special cash distribution for the year ended December 31, 2011 of $0.08 per share to common shareholders of record on March 15, 2012. The distribution is payable on March 29, 2012.