Form 10-Q
period 2012-03-31
KKR Financial Holdings LLC
filed 2012-05-09
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

The number of shares of the registrant’s common shares outstanding as of May 2, 2012 was 178,393,521.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$526,846	$392,154
Restricted cash and cash equivalents	823,950	399,620
Securities	865,759	922,603
Corporate loans, net (includes $297,708 and $317,332 loans held for sale as of March 31, 2012 and December 31, 2011, respectively)	5,972,943	6,443,399
Equity investments, at estimated fair value ($15,528 and $12,222 pledged as collateral as of March 31, 2012 and December 31, 2011, respectively)	203,642	189,845
Derivative assets	31,109	28,463
Interest and principal receivable	38,336	62,124
Other assets	309,605	209,020
Total assets	$8,772,190	$8,647,228
Liabilities
Collateralized loan obligation secured debt	$5,496,488	$5,540,037
Collateralized loan obligation junior secured notes to affiliates	347,855	365,848
Credit facilities	66,800	38,300
Convertible senior notes	277,091	299,830
Senior notes	362,109	250,676
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	35,325	24,680
Accrued interest payable	20,659	25,536
Accrued interest payable to affiliates	7,102	6,561
Related party payable	16,827	11,078
Derivative liabilities	108,164	125,333
Total liabilities	7,021,937	6,971,396
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common shares, no par value, 500,000,000 shares authorized, and 178,393,521 and 178,145,482 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Paid-in-capital	2,759,996	2,759,478
Accumulated other comprehensive loss	(3,380)	(35,619)
Accumulated deficit	(1,006,363)	(1,048,027)
Total shareholders’ equity	1,750,253	1,675,832
Total liabilities and shareholders’ equity	$8,772,190	$8,647,228

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net investment income:
Loan interest income	$104,094	$109,645
Securities interest income	22,576	22,556
Other investment income	11,264	3,129
Total investment income	137,934	135,330
Interest expense	40,715	32,121
Interest expense to affiliates	12,859	12,096
Provision for loan losses	46,498	11,661
Net investment income	37,862	79,452
Other income:
Net realized and unrealized gain on investments	63,588	39,184
Net realized and unrealized gain on derivatives and foreign exchange	9,149	6,067
Net realized and unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value	3,047	(738)
Net loss on restructuring and extinguishment of debt	(445)	—
Other income	3,592	1,923
Total other income	78,931	46,436
Non-investment expenses:
Related party management compensation	18,113	21,201
General, administrative and directors expenses	12,804	8,171
Professional services	1,896	1,432
Total non-investment expenses	32,813	30,804
Income before income tax (benefit) expense	83,980	95,084
Income tax (benefit) expense	(4,068)	1,317
Net income	$88,048	$93,767

Net income per common share:
Basic	$0.49	$0.53
Diluted	$0.48	$0.51

Weighted-average number of common shares outstanding:
Basic	177,775	177,075
Diluted	182,247	181,292

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net income	$88,048	$93,767
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized (losses) gains arising during period	(4,614)	20,240
Reclassification adjustments for gains realized in net income	22,261	(7,336)
Unrealized gains on securities available-for-sale	17,647	12,904
Unrealized gains on cash flow hedges	14,592	8,192
Total other comprehensive income	32,239	21,096
Comprehensive income	$120,287	$114,863

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2012	178,145	$2,759,478	$(35,619)	$(1,048,027)	$1,675,832
Net income	—	—	—	88,048	88,048
Other comprehensive income	—	—	32,239	—	32,239
Cash distributions on common shares	—	—	—	(46,384)	(46,384)
Grant of restricted common shares	259	—	—	—	—
Repurchase and cancellation of common shares	(10)	(96)	—	—	(96)
Share-based compensation expense related to restricted common shares	—	614	—	—	614
Balance at March 31, 2012	178,394	$2,759,996	$(3,380)	$(1,006,363)	$1,750,253

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Cash flows from operating activities:
Net income	$88,048	$93,767
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized gain on derivatives and foreign exchange	(9,149)	(6,067)
Net loss on restructuring and extinguishment of debt	445	—
Write-off of debt issuance costs	386	450
Lower of cost or estimated fair value adjustment on corporate loans held for sale	(10,401)	(1,567)
Provision for loan losses	46,498	11,661
Impairment on securities available-for-sale and private equity investments at cost	733	975
Share-based compensation	614	1,833
Net realized and unrealized loss on residential mortgage-backed securities, at estimated fair value	(3,047)	738
Net realized and unrealized gain on investments	(53,920)	(38,592)
Depreciation and net amortization	(16,146)	(25,576)
Changes in assets and liabilities:
Interest receivable	6,583	2,394
Other assets	(8,444)	(2,800)
Related party payable	5,749	2,778
Accounts payable, accrued expenses and other liabilities	1,103	(47)
Accrued interest payable	(4,877)	(6,613)
Accrued interest payable to affiliates	541	748
Net cash provided by operating activities	44,716	34,082
Cash flows from investing activities:
Principal payments from corporate loans	621,928	551,504
Principal payments from securities available-for-sale and other securities, at estimated fair value	18,791	39,145
Principal payments from residential mortgage-backed securities, at estimated fair value	1,552	1,901
Proceeds from sale of corporate loans	167,981	62,750
Proceeds from sale of securities available-for-sale and other securities, at estimated fair value	93,641	32,992
Proceeds from sale of equity investments	3,216	6,020
Proceeds from securities sold, not yet purchased	—	20,401
Purchases of corporate loans	(291,143)	(763,390)
Purchases of securities available-for-sale and other securities, at estimated fair value	(13,085)	(48,729)
Purchases of equity and other investments	(89,946)	(69,722)
Cover securities sold, not yet purchased	—	(19,180)
Net proceeds, purchases, and settlements of derivatives	(6,243)	249
Net change in restricted cash and cash equivalents	(424,330)	(19,811)
Net cash provided by (used in) investing activities	82,362	(205,870)
Cash flows from financing activities:
Issuance of collateralized loan obligation secured debt	31,876	125,837
Retirement of collateralized loan obligation secured debt	(93,888)	(110,426)
Retirement of collateralized loan obligation junior secured notes to affiliates	—	(276)
Proceeds from credit facilities	28,500	—
Repayment of convertible senior notes	(23,495)	—
Proceeds from senior notes	111,418	—
Distributions on common shares	(46,384)	(26,719)
Issuance of common shares	—	1,297
Repurchase and cancellation of common shares	(96)	(1,297)
Other capitalized costs	(317)	(1,125)
Net cash provided by (used in) financing activities	7,614	(12,709)
Net increase (decrease) in cash and cash equivalents	134,692	(184,497)
Cash and cash equivalents at beginning of period	392,154	313,829
Cash and cash equivalents at end of period	$526,846	$129,332
Supplemental cash flow information:
Cash paid for interest	$49,640	$41,879
Net cash paid for income taxes	$45	$31
Non-cash investing and financing activities:
Issuance of restricted common shares	$2,446	$2,355
Loans transferred from held for investment to held for sale	$46,077	$582,878
Loans transferred from held for sale to held for investment	$7,504	$97,857

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s results for any interim period are not necessarily indicative of results for a full year or any other interim period. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

Consolidation

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”) and KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”) are entities established to complete secured financing transactions. These entities are variable interest entities (“VIEs”) which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions. These CLOs are considered non-recourse leverage to the Company.

The Company finances the majority of its corporate debt investments through its CLOs. As of March 31, 2012, the Company’s six CLOs, held $6.9 billion par amount, or $6.5 billion estimated fair value, of corporate debt investments. As of December 31, 2011, the Company’s six CLOs, held $7.4 billion par amount, or $6.8 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of March 31, 2012, the aggregate CLO debt totaled $5.5 billion of secured debt outstanding held by unaffiliated third parties and $347.9 million of junior secured notes outstanding held by an affiliate of the Manager. As of December 31, 2011, the aggregate CLO debt totaled $5.5 billion of secured debt outstanding held by unaffiliated third parties and $365.8 million of junior secured notes outstanding held by an affiliate of the Manager.

In addition, the Company continues to consolidate all non-VIEs in which it holds a greater than 50 percent voting interest.

All inter-company balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, residential mortgage-backed securities (“RMBS”) and certain financial instruments classified as derivatives.

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

Valuation Process

The valuation process involved in Level 3 measurements for assets and liabilities is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The Company has a valuation committee, whose members consist of the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and certain other employees of the Manager. The Company’s valuation committee is responsible for coordinating and implementing the Company’s quarterly valuation process. For assets classified as Level 3, the investment professionals are responsible for documenting preliminary valuations based on their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and model projections discussed above, among other factors. The Company engages an independent valuation firm to opine on its valuations for certain holdings over a specific dollar threshold. All valuations are approved by the Company’s valuation committee.

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

Other Securities, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain securities for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these securities. Other securities, at estimated fair value are included within securities on the condensed consolidated balance sheets with unrealized gains and losses reported in income.

Residential Mortgage-Backed Securities, at Estimated Fair Value

The Company has elected the fair value option of accounting for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of its residential mortgage investments. RMBS, at estimated fair value are included within securities on the condensed consolidated balance sheets with unrealized gains and losses reported in income.

Equity Investments, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain marketable equity securities and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at fair value, are managed based on overall value and potential returns. These equity investments carried at fair value are presented separately on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains and losses on investments on the condensed consolidated statements of operations.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company will be required to “cover” its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale. Securities sold, not yet purchased are presented within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets with gains and losses reported in net realized and unrealized gains and losses on investments on the condensed consolidated statement of operations.

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

The Company may modify corporate loans in transactions where the borrower is experiencing financial difficulty and a concession is granted to the borrower as part of the modification. These concessions may include a reduction in interest rate, payment extensions, forgiveness of principal, an exchange of assets or a combination thereof. Such modifications typically qualify as troubled debt restructurings. The Company may also identify receivables that are newly considered impaired and discloses the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired.

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

The Company’s allowance for loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company’s allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of the Company’s loan portfolio that is performed on a quarterly basis. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertains to specific loans that the Company has determined are impaired. The Company determines a loan is impaired when management estimates that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis the Company performs a comprehensive review of its entire loan portfolio and identifies certain loans that it has determined are impaired. Once a loan is identified as being impaired, the Company places the loan on non-accrual status, unless the loan is already on non-accrual status, and records a reserve that reflects management’s best estimate of the loss that the Company expects to recognize from the loan. The expected loss is estimated as being the difference between the Company’s current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the loan’s observable estimated fair value may be used.

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

From time to time the Company also makes the determination to transfer certain of its corporate loans from held for sale back to held for investment. The decision to transfer a loan back to held for investment is generally as a result of the circumstances that led to the initial transfer to held for sale no longer being present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy. The loan is transferred from held for sale back to held for investment at the lower of its cost or estimated fair value, whereby a new cost basis is established based on this amount.

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

Corporate Loans, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain corporate loans for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these corporate loans. Corporate loans carried at estimated fair value are included within corporate loans, net on the condensed consolidated balance sheets with unrealized gains and losses reported in income.

Long-Lived Assets

The Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. For the three months ended March 31, 2012 and 2011, the Company recorded an immaterial amount and zero, respectively, of impairments related to its oil and natural gas assets, which are included in other assets on the condensed consolidated balance sheets.

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

Trust Preferred Securities

Trusts formed by the Company for the sole purpose of issuing trust preferred securities are not consolidated by the Company as the Company has determined that it is not the primary beneficiary of such trusts. The Company’s investment in the common securities of such trusts is included in other assets on the condensed consolidated balance sheets.

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

Manager Compensation

The Management Agreement provides for the payment of a base management fee to the Manager, as well as an incentive fee if the Company’s financial performance exceeds certain benchmarks. Additionally, the Management Agreement provides for the Manager to be reimbursed for certain expenses incurred on the Company’s behalf. See Note 11 to these condensed consolidated financial statements for additional discussion on the payment of the base management fee and incentive fee. The base management fee and the incentive fee are accrued and expensed during the period for which they are earned by the Manager.

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

During 2012, the Company owned an equity interest in KKR Financial Holdings II, LLC (“KFH II”), which elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). KFH II holds certain real estate mortgage-backed securities. A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

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

Note 3. Earnings per Share

The following table presents a reconciliation of basic and diluted net income per common share for the three months ended March 31, 2012 and 2011 (amounts in thousands, except per share information), as well as the distributions declared per common share during the quarters ended March 31, 2012 and 2011:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Income from continuing operations	$88,048	$93,767
Less: Dividends and undistributed earnings allocated to participating securities	297	612
Net income applicable to common shareholders	$87,751	$93,155

Basic:
Basic weighted average shares outstanding	177,775	177,075
Net income per share	$0.49	$0.53

Diluted:
Basic weighted average shares outstanding	177,775	177,075
Dilutive effect of convertible senior notes	4,472	4,217
Diluted weighted average shares outstanding(1)	182,247	181,292
Net income per share	$0.48	$0.51

Distributions declared per common share	$0.26	$0.15

(1)                                  Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the three months ended March 31, 2012 and 2011.

Note 4. Securities

The Company accounts for securities based on the following categories: (i) securities available-for-sale, which are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive (loss) income; (ii) other securities, at estimated fair value, with unrealized gains and losses recorded in the condensed consolidated statements of operations; and (iii) residential mortgage-backed securities, at estimated fair value, with unrealized gains and losses recorded in the condensed consolidated statements of operations.

The following table summarizes the Company’s securities as of March 31, 2012, which are carried at estimated fair value (amounts in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate debt securities	$667,095	$86,379	$(7,637)	$745,837
Common and preferred stock	5,330	1,153	—	6,483
Total securities available-for-sale	672,425	87,532	(7,637)	752,320
Other securities, at estimated fair value(1)	21,889	4,641	(454)	26,076
Residential mortgage-backed securities, at estimated fair value(1)	202,588	4,221	(119,446)	87,363
Total securities	$896,902	$96,394	$(127,537)	$865,759

(1)                                  Unrealized gains and losses are recorded in earnings.

The following table summarizes the Company’s securities as of December 31, 2011, which are carried at estimated fair value (amounts in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate debt securities	$741,438	$75,442	$(13,637)	$803,243
Common and preferred stock	12,766	444	—	13,210
Total securities available-for-sale	754,204	75,886	(13,637)	816,453
Other securities, at estimated fair value(1)	16,467	3,225	(21)	19,671
Residential mortgage-backed securities, at estimated fair value(1)	209,502	4,132	(127,155)	86,479
Total securities	$980,173	$83,243	$(140,813)	$922,603

(1)                                  Unrealized gains and losses are recorded in earnings.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2012
Corporate debt securities	$102,509	$(5,403)	$11,402	$(2,234)	$113,911	$(7,637)
December 31, 2011
Corporate debt securities	$252,467	$(10,562)	$32,876	$(3,075)	$285,343	$(13,637)

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

During the three months ended March 31, 2012 and 2011, the Company recognized losses totaling $0.7 million and zero, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

For common and preferred stock, the Company considers many factors when evaluating whether an impairment is other-than-temporary, including its intent and ability to hold the common and preferred stock for a period of time sufficient for recovery to cost. If the Company believes it will not recover the cost basis based on its intent or ability, an other-than-temporary loss will be recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

During both the three months ended March 31, 2012 and 2011, the Company recognized no losses for common and preferred stock that it determined to be other-than-temporary impaired.

As of both March 31, 2012 and December 31, 2011, the Company had no corporate debt securities in default.

Corporate debt securities sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deteriorated credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Gross realized gains	$7,581	$7,408
Gross realized losses	—	(72)
Net realized gains (1)	$7,581	$7,336

(1)                                  Excludes net realized gains from paydowns and restructurings totaling $16.2 million, including a $0.8 million premium on bond redemption, and zero for the three months ended March 31, 2012 and 2011, respectively. Also, excludes an impairment charge of $0.7 million and zero for investments which were determined to be other-than-temporary for the three months ended March 31, 2012 and 2011.

The Company’s securities available-for-sale portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2012, approximately 49% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by First Data Corporation and SandRidge Energy, Inc., which combined represented $140.5 million, or approximately 19% of the estimated fair value of the Company’s securities available-for-sale. As of December 31, 2011, approximately 46% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by First Data Corporation and SandRidge Energy, Inc., which combined represented $138.3 million, or approximately 17% of the estimated fair value of the Company’s securities available-for-sale.

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	As of March 31, 2012	As of December 31, 2011
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$663,534	$710,734
Total	$663,534	$710,734

As of March 31, 2012 and December 31, 2011, no other securities, at estimated fair value or RMBS were pledged as collateral for the Company’s borrowings.

Note 5. Corporate Loans and Allowance for Loan Losses

The Company accounts for loans based on the following categories (i) corporate loans held for investment, which are measured based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums, net of an allowance for loan losses; (ii) corporate loans held for sale, which are measured at lower of cost or estimated fair value; and (iii) corporate loans, at estimated fair value, which are measured at fair value.

The following table summarizes the Company’s corporate loans as of March 31, 2012 (amounts in thousands):

	March 31, 2012
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,056,204	$434,336	$12,411	$6,502,951
Net unamortized discount	(155,091)	(97,031)	(3,634)	(255,756)
Total amortized cost	5,901,113	337,305	8,777	6,247,195
Lower of cost or fair value adjustment	—	(39,597)	—	(39,597)
Allowance for loan losses	(235,807)	—	—	(235,807)
Unrealized gains	—	—	1,152	1,152
Net carrying value	$5,665,306	$297,708	$9,929	$5,972,943

(1)                                  Principal amount is net of cumulative charge-offs and other adjustments totaling $83.8 million as of March 31, 2012.

The following table summarizes the Company’s corporate loans as of December 31, 2011 (amounts in thousands):

	December 31, 2011
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,501,679	$470,562	$3,655	$6,975,896
Net unamortized discount	(187,381)	(102,324)	(562)	(290,267)
Total amortized cost	6,314,298	368,238	3,093	6,685,629
Lower of cost or fair value adjustment	—	(50,906)	—	(50,906)
Allowance for loan losses	(191,407)	—	—	(191,407)
Unrealized gains	—	—	83	83
Net carrying value	$6,122,891	$317,332	$3,176	$6,443,399

(1)                                  Principal amount is net of cumulative charge-offs and other adjustments totaling $79.8 million as of December 31, 2011.

Allowance For Loan Losses

As of March 31, 2012 and December 31, 2011, the Company had an allowance for loan losses of $235.8 million and $191.4 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three months ended March 31, 2012 and 2011 (amounts in thousands):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Allowance for loan losses:
Beginning balance	$191,407	$209,030
Provision for loan losses	46,498	11,661
Charge-offs	(2,098)	(22,109)
Ending balance	$235,807	$198,582

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012	December 31, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$235,807	$191,407
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	—
	$235,807	$191,407
Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$5,917,667	$6,334,232
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	—
	$5,917,667	$6,334,232

(1)           Recorded investment is defined as amortized cost plus accrued interest.

As of March 31, 2012, the allocated component of the allowance for loan losses totaled $34.5 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $84.0 million and an aggregate recorded investment of $69.0 million. As of December 31, 2011, the allocated component of the allowance for loan losses totaled $33.8 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $83.5 million and an aggregate recorded investment of $68.7 million.

The following table summarizes the Company’s recorded investment in impaired loans and the related allowance for credit losses for the three months ended March 31, 2012 and year ended December 31, 2011 (amounts in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no related allowance recorded	$—	$—	$—	$—	$—
With an allowance recorded	69,028	84,005	34,456	68,860	803
Total	$69,028	$84,005	$34,456	$68,860	$803

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
December 31, 2011
With no related allowance recorded	$—	$—	$—	$3,244	$—
With an allowance recorded	68,692	83,452	33,836	76,933	2,645
Total	$68,692	$83,452	$33,836	$80,177	$2,645

As of March 31, 2012 and December 31, 2011, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans are on non-accrual status, the Company’s non-accrual loans also include those held for sale that are measured at the lower of cost or fair value and are not reflected in the table above.

The following table summarizes the Company’s recorded investment in non-accrual loans as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012	December 31, 2011
Impaired loans held for investment	$69,028	$68,692
Loans held for sale	100,291	99,999
Total non-accrual loans	$169,319	$168,691

The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $4.4 million, which included $0.8 million for impaired loans that were held for investment and $3.6 million for non-accrual loans held for sale for the three months ended March 31, 2012. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $4.0 million, which included $0.4 million for impaired loans that were held for investment and $3.6 million for non-accrual loans held for sale for the three months ended March 31, 2011.

The Company did not have any corporate loans past due at March 31, 2012 and 2011.

The unallocated component of the allowance for loan losses totaled $201.3 million and $157.6 million as of March 31, 2012 and December 31, 2011, respectively. As described in Note 2 to these condensed consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of March 31, 2012 and December 31, 2011 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment March 31, 2012 (1)	Recorded Investment December 31, 2011 (1)
High	Senior Secured Loan	$777,054	$926,258
	Second Lien Loan	295,239	310,971
	Subordinated	10,349	14,392
		$1,082,642	$1,251,621
Moderate	Senior Secured Loan	$585,694	$645,939
	Second Lien Loan	—	—
	Subordinated	—	6,951
		$585,694	$652,890
Low	Senior Secured Loan	$4,011,616	$4,184,094
	Second Lien Loan	126,238	65,695
	Subordinated	42,449	111,240
		$4,180,303	$4,361,029
	Total Unallocated	$5,848,639	$6,265,540
	Total Allocated	69,028	68,692
	Total Loans Held for Investment	$5,917,667	$6,334,232

(1)          Recorded investment is defined as amortized cost plus accrued interest.

During the three months ended March 31, 2012 and 2011, the Company recorded charge-offs totaling $2.1 million and $22.1 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As of March 31, 2012 and December 31, 2011, the Company had $297.7 million and $317.3 million of loans held for sale, respectively. During the three months ended March 31, 2012 and 2011, the Company transferred $46.1 million and $582.8 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. Also, during the three months ended March 31, 2012 and 2011, the Company transferred $7.5 million and $97.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

The Company reduced the lower of cost or market valuation allowance by $10.4 million for the three months ended March 31, 2012 for certain loans held for sale, which had a carrying value of $297.7 million as of March 31, 2012. The Company reduced the lower of cost or market valuation allowance by $1.6 million for the three months ended March 31, 2011 for certain loans held for sale, which had a carrying value of $869.8 million as of March 31, 2011.

Defaulted Loans

As of March 31, 2012, the Company held corporate loans that were in default with a total amortized cost of $27.6 million from one issuer. These loans in default were included in the loans for which the allocated component of the Company’s allowance for loan losses was related to, or for which the Company determined were loans held for sale as of March 31, 2012. As of December 31, 2011, the Company had no corporate loans in default.

Troubled Debt Restructurings

The Company did not modify any loans that qualified as troubled debt restructurings during the three months ended March 31, 2012 and 2011.

The Company modified $457.1 million and $540.4 million amortized cost of corporate loans during the three months ended March 31, 2012 and 2011, respectively, that did not qualify as troubled debt restructurings. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2012, approximately 48% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $993.9 million or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans. As of December 31, 2011, approximately 47% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $992.5 million, or approximately 15% of the aggregated amortized cost basis of the Company’s corporate loans.

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans and corporate loans held for sale pledged as collateral as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	As of March 31, 2012	As of December 31, 2011
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$6,017,183	$6,448,404
Total	$6,017,183	$6,448,404

As of March 31, 2012 and December 31, 2011, no corporate loans, at estimated fair value were pledged as collateral for the Company’s borrowings.

Note 6. Borrowings

Certain information with respect to the Company’s borrowings as of March 31, 2012 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$697,551	0.89%	1,852	$681,388
CLO 2005-2 senior secured notes	700,159	0.81	2,066	763,051
CLO 2006-1 senior secured notes	683,265	0.86	2,338	866,266
CLO 2007-1 senior secured notes	2,075,040	1.05	3,332	2,328,919
CLO 2007-1 junior secured notes(2)	111,476	—	3,332	125,115
CLO 2007-A senior secured notes	786,763	1.53	2,024	846,882
CLO 2007-A junior secured notes(3)	10,821	—	2,024	11,648
CLO 2011-1 senior debt	431,413	1.91	2,328	500,645
Total collateralized loan obligation secured debt	5,496,488			6,123,914
CLO 2007-1 junior secured notes to affiliates(4)	282,403	—	3,332	316,955
CLO 2007-A junior secured notes to affiliates(5)	65,452	—	2,024	70,453
Total collateralized loan obligation junior secured notes to affiliates	347,855			387,408
Senior secured credit facility	—	3.72	763	—
Asset-based borrowing facility(6)	66,800	2.87	1,314	160,350
Total credit facilities	66,800			160,350
7.0% Convertible senior notes	112,036	7.00	106	—
7.5% Convertible senior notes	165,055	7.50	1,751	—
8.375% Senior notes	250,690	8.38	10,821	—
7.500% Senior notes	111,419	7.50	10,946	—
Junior subordinated notes	283,517	5.54	8,987	—
Total borrowings	$6,833,860			$6,671,672

(1)                                  Collateral for borrowings consists of corporate loans, securities available-for-sale and equity investments, at estimated fair value.

(2)                                  CLO 2007-1 junior secured notes consist of $105.7 million of mezzanine notes with a weighted average borrowing rate of 3.2% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)                                  CLO 2007-A junior secured notes consist of $6.2 million of mezzanine notes with a weighted average borrowing rate of 7.3% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(4)                                  CLO 2007-1 junior secured notes to affiliates consist of $152.1 million of mezzanine notes with a weighted average borrowing rate of 5.7% and $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)                                  CLO 2007-A junior secured notes to affiliates consist of $55.0 million of mezzanine notes with a weighted average borrowing rate of 6.7% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)                                  Collateral for borrowings consists of oil and gas assets, presented at carrying value, purchased for an aggregate purchase price of approximately $158.9 million, whereby an immaterial impairment was deemed to exist as of March 31, 2012. These oil and gas assets are included in other assets in the condensed consolidated balance sheets at carrying amount of $160.4 million.

Certain information with respect to the Company’s borrowings as of December 31, 2011 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$715,354	0.75%	1,943	$798,876
CLO 2005-2 senior secured notes	745,226	0.83	2,157	870,712
CLO 2006-1 senior secured notes	683,265	0.87	2,429	884,873
CLO 2007-1 senior secured notes	2,075,040	1.01	3,423	2,343,420
CLO 2007-1 junior secured notes(2)	61,491	—	3,423	69,444
CLO 2007-A senior secured notes	812,318	1.36	2,115	900,660
CLO 2007-A junior secured notes(3)	10,821	—	2,115	11,997
CLO 2011-1 senior debt	436,522	1.77	2,419	557,389
Total collateralized loan obligation secured debt	5,540,037			6,437,371
CLO 2007-1 junior secured notes to affiliates(4)	300,396	—	3,423	337,407
CLO 2007-A junior secured notes to affiliates(5)	65,452	—	2,115	72,570
Total collateralized loan obligation junior secured notes to affiliates	365,848			409,977
Senior secured credit facility	—	3.83	854	—
Asset-based borrowing facility(6)	38,300	2.53	1,405	86,874
Total credit facilities	38,300			86,874
7.0% Convertible senior notes	135,086	7.00	197	—
7.5% Convertible senior notes	164,744	7.50	1,842	—
8.375% Senior notes	250,676	8.38	10,912	—
Junior subordinated notes	283,517	5.48	9,078	—
Total borrowings	$6,778,208			$6,934,222

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

(4)                                  CLO 2007-1 junior secured notes to affiliates consist of $170.1 million of mezzanine notes with a weighted average borrowing rate of 5.3% and $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)                                  CLO 2007-A junior secured notes to affiliates consist of $55.0 million of mezzanine notes with a weighted average borrowing rate of 6.6% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)                                  Collateral for borrowings consists of oil and gas assets, presented at carrying value, purchased for an aggregate purchase price of approximately $89.1 million, whereby no impairment was deemed to exist. These oil and gas assets are included in other assets in the condensed consolidated balance sheets at carrying amount of $86.9 million.

CLO Debt

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three months ended March 31, 2012, $88.8 million of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the three months ended March 31, 2012, $5.1 million of original CLO 2011-1 senior notes were repaid. During the three months ended March 31, 2011, $110.4 million of original CLO 2007-A senior notes were repaid.

On March 31, 2011, the Company closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, the Company entered into a senior loan agreement (the “CLO 2011-1 Agreement”) through which CLO 2011-1 was able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. On July 6, 2011, the Company amended the CLO 2011-1 Agreement to upsize the transaction to $600.0 million, whereby CLO 2011-1 is able to borrow up to an additional $150.0 million, or total of $450.0 million. Under the amended CLO 2011-1 Agreement, the CLO 2011-1 senior loan matures on August 15, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month London interbank offered rate (“LIBOR”) plus 1.35%. As of March 31, 2012 and December 31, 2011, the Company had $431.4 million and $436.5 million, respectively, of borrowings outstanding under the CLO 2011-1 Agreement.

During the first quarter of 2012, the Company issued $42.0 million par amount of CLO 2007-1 class D notes for proceeds of $31.9 million.

Credit Facilities

Senior Secured Credit Facility

The Company has available a $250.0 million asset-based revolving credit facility (the “2014 Facility”), maturing on May 3, 2014, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified financial assets. The 2014 Facility bears interest at a rate equal to LIBOR plus 3.25% per annum and contains customary covenants applicable to the Company, including a restriction from making annual distributions to holders of common shares in excess of 65% of the Company’s estimated annual taxable income calculated in accordance with the 2014 Facility credit agreement.

As of March 31, 2012, the Company had no borrowings outstanding under the 2014 Facility.

Asset-Based Borrowing Facility

On January 31, 2012, the Company entered into an amendment to its credit agreement to further increase its five-year non-recourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, from $81.1 million to $137.2 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets.

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

As of March 31, 2012 and December 31, 2011, the Company had $66.8 million and $38.3 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, the Company had a letter of credit outstanding totaling $1.0 million.

As of March 31, 2012, the Company believes it was in compliance with the covenant requirements for both credit facilities.

Convertible Debt

In 2010, the Company issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”), resulting in net proceeds of $167.3 million. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company’s right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. As of March 31, 2012, the conversion rate for each $1,000 principal amount of 7.5% Notes was 135.2005 common shares.

In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company’s condensed consolidated balance sheet as of March 31, 2012. The remaining liability component of $165.1 million, included within convertible senior notes on the Company’s condensed consolidated balance sheet as of March 31, 2012, is comprised of the principal $172.5 million less the unamortized debt discount of $7.4 million. The total debt discount amortization recognized for the three months ended March 31, 2012 was $0.3 million. The debt discount will continue to be amortized at the effective interest rate of 8.6%. For the three months ended March 31, 2012, the total interest expense recognized on the 7.5% Notes was $3.2 million.

During the first quarter of 2012, the Company repurchased $23.1 million par amount of its 7.0% convertible senior notes due July 15, 2012 (the “7.0% Notes”). These transactions resulted in the Company recording a loss of $0.4 million and an immaterial write-off of unamortized debt issuance costs. During 2011, the Company repurchased $45.5 million par amount of its 7.0% Notes, which resulted in the Company recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs. The 7.0% Notes are convertible into the Company’s common shares at a conversion price of $31.00. The conversion rate for each $1,000 principal amount of 7.0% Notes is 32.2581 of the Company’s common shares.

Senior Notes

On March 20, 2012, the Company issued $115.0 million par amount of 7.500% senior notes due March 20, 2042 (“7.500% Senior Notes”), resulting in net proceeds of $111.4 million. The 7.500% Senior Notes bear interest at a rate of 7.500% per year on the principal amount, accruing from March 20, 2012. Interest is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year, beginning on June 20, 2012.

On November 15, 2011, the Company issued $258.8 million par amount of 8.375% senior notes due November 15, 2041 (“8.375% Senior Notes”), resulting in net proceeds of $250.7 million. Interest on the 8.375% Senior Notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Note 7. Derivative Financial Instruments

The Company enters into derivative transactions in order to hedge certain risks related to changes in interest rates, foreign currency exchange rates and commodity prices. Additionally, the Company enters into derivative transactions in the course of its portfolio management activities. The counterparties to the Company’s derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The counterparties to the Company’s derivative agreements have investment grade ratings and, as a result, the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	As of March 31, 2012		As of December 31, 2011
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$508,333	$(86,052)	$508,333	$(100,718)
Free-Standing Derivatives:
Commodity swaps	—	11,167	—	7,371
Credit default swaps—protection sold	13,500	116	33,500	(7,177)
Credit default swaps—protection purchased	(51,476)	345	—	—
Total rate of return swaps	—	293	—	152
Foreign exchange forward contracts	(238,294)	(18,147)	(234,524)	(12,224)
Foreign exchange options	130,207	12,155	130,207	13,394
Common stock warrants	—	3,068	—	2,332
Total	$362,270	$(77,055)	$437,516	$(96,870)

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

In September 2011, the Company entered into a $25.0 million notional pay-fixed, receive-variable interest rate swap. The swap has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in the interest payments of the Company’s floating rate junior subordinated notes due to fluctuations in the indexed rate. The hedged transaction period is through July 2037, which is the stated maturity of the floating rate debt. As of March 31, 2012, the total interest rate swaps used to hedge a portion of the interest rate risk associated with the Company’s floating rate junior subordinated notes was $125.0 million.

The following table shows the net gains recognized in other comprehensive income related to derivatives in cash flow hedging relationships for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three months ended March 31, 2012	Three months ended March 31, 2011
Gains recognized in other comprehensive income on cash flow hedges	$14,592	$8,192

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three months ended March 31, 2012 and 2011, the Company recognized an immaterial amount of ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

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

Gains and losses on free-standing derivatives are reported on the condensed consolidated statements of operations in net realized and unrealized gain on derivatives and foreign exchange. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

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

As of March 31, 2012 and December 31, 2011, the Company had sold protection with a notional amount of $13.5 million and $33.5 million, respectively. In addition, as of March 31, 2012 and December 31, 2011, the Company had purchased protection with a notional amount of $51.5 million and zero, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

Commodity Derivatives

In an effort to minimize the effects of the volatility of oil, natural gas and natural gas liquids prices, the Company will from time to time enter into derivative instruments such as swap contracts to hedge its forecasted commodities sales. The Company does not designate these contracts as cash flow hedges and as such, the changes in fair value of these instruments are recorded in current period earnings.

The Company entered into commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive fixed, pay-floating swaps for certain years through 2016. Realized gains (losses) represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying production. During the three months ended March 31, 2012 and 2011, the Company had a $0.9 million and an immaterial amount of commodity derivatives settlements, which are settled monthly.

Note 8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	As of March 31, 2012	As of December 31, 2011
Net unrealized gains on available-for-sale securities	$79,895	$62,248
Net unrealized losses on cash flow hedges	(83,275)	(97,867)
Accumulated other comprehensive loss	$(3,380)	$(35,619)

Note 9. Commitments & Contingencies

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of March 31, 2012 and December 31, 2011, the Company had committed to purchase corporate loans with aggregate commitments totaling $284.3 million and $97.2 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of March 31, 2012 and December 31, 2011, the Company had unfunded financing commitments for corporate loans totaling $7.4 million and $8.1 million, respectively. In addition, as of March 31, 2012 and December 31, 2011, the Company had unfunded financing commitments for other assets, including equity investments, at estimated fair value and working and overriding royalty interests in oil and gas properties, totaling approximately $204.7 million and $40.9 million, respectively. The Company did not have any material losses as of March 31, 2012, nor does it expect material losses related to those assets for which it committed to purchase and fund.

Note 10. Common Shares, Restricted Shares and Share Options

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of March 31, 2012, the 2007 Share Incentive Plan authorizes a total of 8,714,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On January 17, 2012, the Compensation Committee of the board of directors granted the Manager 258,303 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2015.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2012	240,845	145,676	386,521
Issued	258,303	—	258,303
Vested	(60,211)	—	(60,211)
Forfeited	—	—	—
Unvested shares as of March 31, 2012	438,937	145,676	584,613

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $9.21 and $9.79 per share at March 31, 2012 and 2011, respectively. There were $3.9 million and $2.9 million of total unrecognized compensation costs related to unvested restricted common shares granted as of March 31, 2012 and 2011, respectively. These costs are expected to be recognized through 2015. The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2012	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2012	1,932,279	$20.00

As of March 31, 2012 and 2011, 1,932,279 common share options were exercisable. As of March 31, 2012, the common share options were fully vested and expire in August 2014.

For the three months ended March 31, 2012 and 2011, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Restricted shares granted to Manager	$383	$1,634
Restricted shares granted to certain directors	231	199
Total share-based compensation expense	$614	$1,833

Note 11. Management Agreement and Related Party Transactions

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

Base Management Fees and Manager Share-Based Compensation

For the three months ended March 31, 2012, the Company incurred $7.0 million in base management fees. As of March 31, 2012, the Company had $2.4 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.4 million for the three months ended March 31, 2012 (see Note 10). For the three months ended March 31, 2011, the Company incurred $6.2 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $1.6 million for the three months ended March 31, 2011 (see Note 10).

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

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the New York Stock Exchange (“NYSE”) is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended March 31, 2012 and 2011.

Incentive Fees

During the three months ended March 31, 2012, the Manager earned $9.7 million of incentive fees. As of March 31, 2012, the Company had $9.7 million incentive fee payable to the Manager. During the three months ended March 31, 2011, the Manager earned $12.0 million of incentive fees. Incentive fees are included in related party management compensation on the Company’s condensed consolidated statement of operations.

CLO Management Fees

An affiliate of the Manager entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2011-1 and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

During the three months ended March 31, 2012 and 2011, the collateral manager waived all management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $8.3 million and $8.8 million, respectively. For the three months ended March 31, 2012 and 2011, the Company recorded an expense for CLO management fees totaling $1.1 million and $1.3 million, respectively.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. During the three months ended March 31 2012 and 2011, the Company incurred reimbursable general and administrative expenses to its Manager of $2.0 million and $1.7 million, respectively.

Affiliated Investments

The Company has invested in corporate loans, debt securities, and other investments of entities that are affiliates of KKR. As of March 31, 2012, the aggregate par amount of these affiliated investments totaled $2.3 billion, or approximately 30% of the total investment portfolio, and consisted of 30 issuers. The total $2.3 billion in affiliated investments was comprised of $2.1 billion of corporate loans, $146.6 million of corporate debt securities and $68.9 million of equity investments, at estimated fair value. As of December 31, 2011, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 29% of the total investment portfolio, and consisted of 28 issuers. The total $2.4 billion in affiliated investments was comprised of $2.2 billion of corporate loans, $168.1 million of corporate debt securities and $62.0 million of equity investments, at estimated fair value.

Note 12. Fair Value of Financial Instruments

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

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments, as well as the respective hierarchy classifications, as of March 31, 2012 (amounts in thousands):

	As of March 31, 2012		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash, restricted cash, and cash equivalents	$1,350,796	$1,350,796	$—	$1,350,796	$—
Securities available-for-sale	752,320	752,320	6,483	674,331	71,506
Other securities, at estimated fair value	26,076	26,076	—	23,355	2,721
Residential mortgage-backed securities	87,363	87,363	—	—	87,363
Corporate loans, net of allowance for loan losses of $235,807 as of March 31, 2012	5,665,306	5,723,022	—	5,143,183	579,839
Corporate loans held for sale	297,708	361,764	—	323,774	37,990
Corporate loans, at estimated fair value	9,929	9,929	—	—	9,929
Equity investments, at estimated fair value	203,642	203,642	9,806	34,335	159,501
Interest and principal receivable	38,336	38,336	—	38,336	—
Derivative assets	31,109	31,109	1,517	15,332	14,260
Private equity investments, at cost	780	915	—	—	915
Financial Liabilities:
Collateralized loan obligation secured debt	$5,496,488	$5,217,556	$—	$—	$5,217,556
Collateralized loan obligation junior secured notes to affiliates	347,855	292,723	—	—	292,723
Credit facilities	66,800	66,800	—	—	66,800
Convertible senior notes	277,091	357,255	—	357,255	—
Senior notes	362,109	389,310	389,310	—	—
Junior subordinated notes	283,517	256,937	—	—	256,937
Accounts payable, accrued expenses and other liabilities	34,080	34,080	—	34,080	—
Accrued interest payable	20,659	20,659	—	20,659	—
Accrued interest payable to affiliates	7,102	7,102	—	7,102	—
Related party payable	16,827	16,827	—	16,827	—
Securities sold, not yet purchased	1,245	1,245	1,245	—	—
Derivative liabilities	108,164	108,164	—	107,902	262

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of December 31, 2011 (amounts in thousands):

	As of December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$791,774	$791,774
Securities available-for-sale	816,453	816,453
Other securities, at estimated fair value	19,671	19,671
Residential mortgage-backed securities	86,479	86,479
Corporate loans, net of allowance for loan losses of $191,407 as of December 31, 2011	6,122,891	5,999,771
Corporate loans held for sale	317,332	359,463
Corporate loans, at estimated fair value	3,176	3,176
Equity investments, at estimated fair value	189,845	189,845
Interest and principal receivable	62,124	62,124
Derivative assets	28,463	28,463
Private equity investments, at cost	780	780
Financial Liabilities:
Collateralized loan obligation secured debt	$5,540,037	$5,200,534
Collateralized loan obligation junior secured notes to affiliates	365,848	283,914
Credit facilities	38,300	38,300
Convertible senior notes	299,830	368,502
Senior notes	250,676	261,834
Junior subordinated notes	283,517	262,962
Accounts payable, accrued expenses and other liabilities	23,424	23,424
Accrued interest payable	25,536	25,536
Accrued interest payable to affiliates	6,561	6,561
Related party payable	11,078	11,078
Securities sold, not yet purchased	1,256	1,256
Derivative liabilities	125,333	125,333

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012
Assets:
Securities available-for-sale:
Corporate debt securities	$—	$674,331	$71,506	$745,837
Common and preferred stock	6,483	—	—	6,483
Total securities available-for-sale	6,483	674,331	71,506	752,320
Other securities, at estimated fair value	—	23,355	2,721	26,076
Residential mortgage-backed securities	—	—	87,363	87,363
Total securities	6,483	697,686	161,590	865,759
Corporate loans, at estimated fair value	—	—	9,929	9,929
Equity investments, at estimated fair value	9,806	34,335	159,501	203,642
Total rate of return swaps	—	—	293	293
Foreign exchange options	—	—	12,416	12,416
Commodity swaps	—	11,804	—	11,804
Common stock warrants	1,517	—	1,551	3,068
Foreign exchange forward contracts	—	1,731	—	1,731
Credit default swaps—protection purchased	—	1,681	—	1,681
Credit default swaps—protection sold	—	116	—	116
Other assets	—	—	676	676
Total	$17,806	$747,353	$345,956	$1,111,115
Liabilities:
Securities sold, not yet purchased	$(1,245)	$—	$—	$(1,245)
Cash flow interest rate swaps	—	(86,052)	—	(86,052)
Foreign exchange forward contracts	—	(19,878)	—	(19,878)
Credit default swaps—protection purchased	—	(1,335)	—	(1,335)
Commodity swaps	—	(637)	—	(637)
Foreign exchange options	—	—	(262)	(262)
	$(1,245)	$(107,902)	$(262)	$(109,409)

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2012

Corporate loans held for sale(1)	$—	$83,715	$26,825	$110,540

(1)                                  As of March 31, 2012, total loans held for sale had a carrying value of $297.7 million of which $110.5 million was carried at estimated fair value and the remaining $187.2 million carried at amortized cost. Of the $110.5 million carried at estimated fair value, $83.7 million was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $26.8 million was classified as Level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended March 31, 2012 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Other Assets
Beginning balance as of January 1, 2012	$67,233	$2,778	$86,479	$—	$150,962	$152	$1,266	$13,394	$567
Total gains or losses (for the period):
Included in earnings(1)	550	(57)	2,436	1,314	2,388	141	285	(1,240)	109
Included in other comprehensive income	4,051	—	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	8,615	6,151	—	—	—	—
Sales	—	—	—	—	—	—	—	—	—
Settlements	(328)	—	(1,552)	—	—	—	—	—
Ending balance as of March 31, 2012	$71,506	$2,721	$87,363	$9,929	$159,501	$293	$1,551	$12,154	$676
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$550	$(57)	$7,798	$1,314	$2,388	$141	$285	$(1,240)	$109

(1)                                     Amounts are included in net realized and unrealized gain on investments, net realized and unrealized gain on derivatives and foreign exchange or net realized and unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value in the condensed consolidated statements of operations.

(2)                                     There were no transfers between Level 1 or 2. The Company’s policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of March 31, 2012 (dollar amounts in thousands):

	Balance as of March 31, 2012	Valuation Techniques (1)	Unobservable Inputs (2)	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Assets:

Securities available-for-sale: Corporate debt securities	$71,506	Market comparables	Yield Discount margin Total leverage Illiquidity discount	8%-25% (15%) 600bps-2400bps (1400bps) 1x-6x (3x) 2%-7% (4%)	Decrease Decrease Decrease Decrease

		Discounted cash flows	Weighted average cost of capital	12% (12%)	Decrease

		Broker quotes	Offered quotes	60-103 (84)	Increase

Other securities, at estimated fair value	$2,721	Market comparables	Yield	11% (11%)	Decrease

Residential mortgage-backed securities	$87,363	Discounted cash flows	Probability of default Loss severity Constant prepayment rate	0%-32% (11%) 24%-80% (33%) 0%-35% (13%)	Decrease Decrease (5)

Corporate loans, at estimated fair value	$9,929	Market comparables	Yield Discount margin Illiquidity discount	39% (39%) 3772bps (3772bps) 20% (20%)	Decrease Decrease Decrease

Equity investments, at estimated fair value	$159,501	Market comparables	LTM EBITDA multiple Forward EBITDA multiple Control premium	7x-14x (10x) 6x-12x (9x) 25% (25%)	Increase Increase Increase

		Discounted cash flows	Weighted average cost of capital Exit multiple LTM EBITDA	8%-15% (11%) 6x-11x (8x)	Decrease Increase

Total rate of return swaps (6)	$293	—	—	—	—

Common stock warrants	$1,551	Market comparables	LTM EBITDA multiple Forward EBITDA multiple	6.2x (6.2x) 6.1x (6.1x)	Increase Increase

		Discounted cash flows	Weighted average cost of capital Exit multiple LTM EBITDA	11% (11%) 6.1x (6.1x)	Decrease Increase

Foreign exchange options	$12,416	Option pricing model	Forward and spot rates	0.02-1.42 (1.36)	(7)

Other assets	$676	Broker quotes	Offered quotes	0.09-1.80 (0.76)	Increase

Liabilities:

Foreign exchange options	$(262)	Option pricing model	Forward and spot rates	0.02 (0.02)	(7)

(1)  For the assets that have more than one valuation technique, the Company may rely on the techniques individually or in aggregate based on a weight ascribed to each one ranging from 0-100%. Broker quotes obtained for valuation purposes are reviewed by the Company through other valuation techniques. Equity investments, at estimated fair value are assigned a minimum 5% illiquidity discount, with the exception of certain investments related to natural resources.

(2)  The significant unobservable inputs used in the fair value measurement of the Company’s assets and liabilities may include the last twelve months (“LTM”) earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiple, weighted average cost of capital, discount margin, probability of default, loss severity and constant prepayment rate. In determining certain of these inputs, management evaluates a variety of factors including economic, industry and market trends and developments; market valuations of comparable companies; and company specific developments including potential exit strategies and realization opportunities. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement.

(3) Weighted average amounts are based on the estimated fair values.

(4) Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.

(5) Generally, an increase in the constant prepayment speed will positively impact the overall valuation of traditional mortgage assets. In contrast, an increase in the constant prepayment rate will negatively impact the overall valuation of interest-only strips.

(6) Note that this amount represents the accrued interest on the unsettled unwind of the total rate of return swaps.

(7) The directional change from an increase in forward and spot rates varies and is dependent on the specific option.

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

(1)                                  Amounts are included in net realized and unrealized gain on investments, net realized and unrealized gain on derivatives and foreign exchange or net realized and unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value in the condensed consolidated statements of operations.

(2)                                  Certain securities available-for-sale and equity investments, at estimated fair value, were transferred into Level 3 reflecting reduced transparency of prices for these financial instruments as a result of less trading activity. There were no significant transfers out of Level 3 into Level 1 or 2. The Company’s policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

Note 13. Segment Reporting

Operating segments are defined as components of a company in which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through multiple reportable business segments, which it has determined to be credit (“Credit”) and all other segments (“Other”). The Company’s segments are differentiated primarily by their investment focuses. The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, and distressed and stressed debt securities. The Other segments include all other portfolio holdings, including oil and natural gas working interests and overriding royalty interests.

Prior to 2011, the Company operated under a single business segment of Credit. However, during 2011, the Company began purchasing additional working interests and overriding royalty interests in oil and natural gas properties. As of December 31, 2011, the Company determined that it met certain segment reporting requirements and accordingly, began disclosing information by segment based on its acquisition of additional natural resources assets, combined with its belief that other areas of investment focus including natural resources, while currently not material, may become a significant part of its business. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company.

The Company evaluates the performance of its segments based on several components including total investment income, net investment income, other income (loss) and net income (loss). Net investment income is the difference between income earned on assets (or total investment income) and the cost of liabilities to fund those assets, as well as the related provision for loan losses, if applicable. Net income (loss) includes (i) net investment income, (ii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments and derivatives, and (iii) non-investment expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including base management fees and professional services are allocated to individual segments based on the carrying value of the assets within those segments. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in the Company’s assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

The following table shows data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three months ended March 31, 2012 and 2011 (amounts in thousands):

For the three months	Credit		Other		Reconciling Items		Consolidated Company
ended March 31,	2012	2011	2012	2011	2012	2011	2012	2011
Total investment income	$126,881	$132,424	$11,053	$2,906	$—	$—	$137,934	$135,330
Net investment income	$27,280	$76,707	$10,582	$2,745	$—	$—	$37,862	$79,452
Other income (loss)	$74,197	$46,720	$4,734	$(284)	$—	$—	$78,931	$46,436
Net income (loss)	$92,758	$112,282	$6,497	$(142)	$(11,207)	$(18,373)	$88,048	$93,767

The following table shows total assets of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	Credit		Other(1)		Reconciling Items		Consolidated Company
As of	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Total assets	$8,524,160	$8,487,702	$247,442	$158,639	$588	$887	$8,772,190	$8,647,228

(1)                                  Consists primarily of natural resources assets, which are included in other assets on our condensed consolidated balance sheets.

Note 14. Subsequent Events

On April 24, 2012, the Company’s board of directors declared a cash distribution for the quarter ended March 31, 2012 on the Company’s common shares of $0.18 per share. The distribution is payable on May 22, 2012 to common shareholders of record as of the close of business on May 8, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on February 28, 2012. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

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

We are managed by KKR Financial Advisors LLC (our “Manager”), a wholly-owned subsidiary of KKR Asset Management LLC (“KAM”), pursuant to a management agreement (the “Management Agreement”). KAM is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Business Environment

During the first quarter of 2012, we witnessed continued spread tightening in the high yield debt markets as evidenced through price appreciation in the leveraged loan and high yield bond indices. Specifically, the S&P/LSTA Loan Index returned 3.8% for the first quarter of 2012 (as compared to 2.4% for the first quarter of 2011) and the Merrill Lynch High Yield Master II index returned 5.1% for the first quarter of 2012 (as compared to 3.9% for the first quarter of 2011).

Interest rates in the U.S. remained low during the first quarter of 2012 with the three-month London interbank offered rate (“LIBOR”) rate at 0.47% as of March 31, 2012 compared to 0.30% as of March 31, 2011 and 0.58% as of December 31, 2011. As a result of the low interest rates, we saw a continual flow of assets offering an income premium, or LIBOR floor. As of March 31, 2012, 33.5% of our floating corporate debt portfolio had LIBOR floors compared to 25.0% as of March 31, 2011 and 32.2% as of December 31, 2011.

Summary of Results

Our net income for the three months ended March 31, 2012 totaled $88.0 million (or $0.48 per diluted common share), as compared to net income of $93.8 million (or $0.51 per diluted common share), for the three months ended March 31, 2011. Net income for the three months ended March 31, 2012 consisted of net investment income before a provision for loan losses of $84.4 million, a provision for loan losses of $46.5 million, other income totaling $78.9 million and non-investment expenses of $32.8 million. Comparatively, net income for the three months ended March 31, 2011 consisted of net investment income before a provision for loan losses of $91.1 million, a provision for loan losses of $11.7 million, other income totaling $46.4 million and non-investment expenses of $30.8 million.

Net investment income is comprised of total investment income, net of interest expense and provision for loan losses. Total investment income consists primarily of interest income and discount accretion from our investment portfolio, as well as other investment income from revenue earned on our working and royalty interests in oil and gas properties. Net investment income before a provision for loan losses decreased $6.8 million from the three months ended March 31, 2011 to 2012 primarily due to $5.7 million of interest expense recorded in 2012 related to our senior note offerings from November 2011 and March 2012.

For the three months ended March 31, 2012, we recorded a provision for loan losses of $46.5 million as compared to $11.7 million for the same period in 2011. Reflecting the $46.5 million provision we recorded during the first quarter of 2012, our allowance for loan losses totaled $235.8 million as of March 31, 2012. Of this amount, $34.5 million reflected our allocated reserve and $201.3 million reflected our unallocated reserve. The majority of our $46.5 million provision related to an increase in our unallocated reserve based on a review of our unimpaired, held for investment loan portfolio, with particular sensitivity to the loans that we have designated as high risk within our internally assigned risk grades, especially Texas Competitive Electric Holdings Company LLC. Of the three internally assigned risk grades, as of March 31, 2012, we had loans issued from ten issuers with an aggregate par value and amortized cost amount of $1.1 billion that we classified as high risk. Approximately 88% of the amortized cost balance of loans classified as high risk consisted of the following holdings: i) $311.4 million amortized cost amount of loans issued by Modular Space Corporation; ii) $309.2 million amortized cost amount of loans issued by Texas Competitive Electric Holdings Company LLC; iii) $205.3 million amortized cost amount of loans issued by First Data Corporation; iv) $69.2 million amortized cost amount of loans issued by Realogy Corporation; and v) $60.7 million amortized cost amount of loans issued by Caesars Entertainment Operating Company.

Other income increased $32.5 million primarily as a result of realized gains on sales and paydowns of certain investments.

The components of net income for the three month periods ended March 31, 2012 and 2011 are detailed further below under “Results of Operations.”

Book value per share increased $0.40 to $9.81 as of March 31, 2012 from $9.41 as of December 31, 2011. The increase was primarily attributable to earnings for the year of $0.48 per diluted common share and an increase in our accumulated other comprehensive income, a component of shareholders’ equity of $0.18 per common share, partially offset by our cash distributions to shareholders of $0.26 per common share. The $0.18 per common share change in accumulated other comprehensive income was primarily as a result of an increase in value of certain securities available-for-sale as well as our interest rate swaps designated as cash flow hedges.

Senior Notes Offering

On March 20, 2012, we issued $115.0 million par amount of 7.500% senior notes (“7.500% Senior Notes”) due March 20, 2042, resulting in net proceeds of $111.4 million. The 7.500% Senior Notes bear interest at a rate of 7.500% per year on the principal amount, accruing from March 20, 2012. Interest is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year, beginning on June 20, 2012. The total net proceeds from this offering will be used for general corporate purposes.

Cash Distributions to Shareholders

On April 24, 2012, our board of directors declared a cash distribution for the quarter ended March 31, 2012 on our common shares of $0.18 per share. The distribution is payable on May 22, 2012 to common shareholders of record as of the close of business on May 8, 2012.

The amount and timing of our distributions to our common shareholders, including quarterly distributions or any special distributions, is determined by our board of directors and is based upon a review of various factors including current market conditions, existing restrictions under borrowing agreements, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we will generally determine gains or losses based upon the price we paid for those assets. We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by a shareholder on the sale of assets held by us may be higher or lower depending upon the purchase price the shareholder paid for our shares. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. See “Non-Cash ‘Phantom’ Taxable Income” for further discussion about taxable income allocable to holders of our common shares and “Sources of Funds—Credit Facilities” for further discussion about the restrictions on the amount of cash distributions we can pay.

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

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (which are treated as partnerships or disregarded entities for United States federal income tax purposes) and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of our taxable income from us during such year.

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

•                  Natural resources: Our natural resources strategy primarily consists of deploying capital to oil and gas opportunities by acquiring working interests in conventional producing properties, acquiring royalty interests in both producing properties and unconventional resource developments (i.e. emerging shale plays) and deploying capital to private equity and joint venture opportunities focused on the oil and gas sector.

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

The majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of March 31, 2012, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $6.9 billion par amount or $6.5 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consist of the following as of March 31, 2012:

•                  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.2 billion and estimated fair value of $5.8 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 4.7%, of which 99.9% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 3.9%. The remaining 0.1% are fixed rate with a weighted average coupon of 11.5%.

•                  Corporate debt securities: Corporate debt securities consist of high yield bonds held through our CLOs with an aggregate par amount of $660.6 million and estimated fair value of $663.5 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 8.8%, of which 83.9% of the corporate debt securities are fixed rate with a weighted average coupon of 9.7%. The remaining 16.1% are floating rate with a weighted average coupon spread to LIBOR of 3.6%.

Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of March 31, 2012, the contractual notional balance of our amortizing interest rate swaps was $383.3 million.

These Cash Flow CLOs had aggregate secured debt outstanding totaling $5.5 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $347.9 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. As we hold the majority or all of the subordinated notes in each of the Cash Flow CLOs, we consolidate all of the Cash Flow CLOs and reflect all income and losses related to the assets in these Cash Flow CLOs on our condensed consolidated statement of operations even though a minority interest in two of our CLO transactions is not held by us.

The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager, an affiliate of our Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011. As a result, principal proceeds from the assets held in each of these three transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three months ended March 31, 2012, $88.8 million of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the three months ended March 31, 2012, $5.1 million of original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call in a CLO transaction by redeeming the notes and reinvesting the proceeds into a new CLO.

On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of March 31, 2012:

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

•                  Corporate loans:  Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans have an aggregate par value of $254.2 million and estimated fair value of $177.2 million. These loans have a weighted average coupon of 6.5% and a weighted average coupon spread to LIBOR of 5.5%. In addition, we hold equity from one issuer with an estimated fair value of $28.2 million, which was restructured from a debt instrument to equity.

•                  Corporate debt securities:  Our corporate debt securities consist of high yield bonds. These corporate debt securities have an aggregate par value of $18.1 million and estimated fair value of $17.5 million. These debt securities have a weighted average coupon of 15.0%.

•                  Natural resources:  Our natural resources holdings consist of (i) private equity focused on the oil and gas sector with an aggregate cost basis of $66.7 million and an estimated fair value of $75.8 million, (ii) oil and gas working interests in proved developed and proved undeveloped properties with a carrying amount of $160.4 million, partially financed with $66.8 million borrowed under a non-recourse, asset-based credit facility, and (iii) overriding royalty interests with a carrying amount of $50.7 million.

•                  Special situations:  Our special situations holdings consist of (i) $166.5 million par amount of debt with an $115.7 million amortized cost and estimated fair value of $128.5 million, (ii) $33.9 million amortized cost of equity, including warrants, with an estimated fair value of $36.4 million, and (iii) $15.6 million amortized cost of other investments with an estimated fair value of $16.5 million. The $166.5 million par amount of debt has a weighted average coupon of 8.1%.

•                  Mezzanine:  Our mezzanine holdings consist of (i) $48.6 million par amount of debt with an estimated fair value of $47.7 million and (ii) $4.7 million amortized cost of equity with an estimated fair value of $5.0 million. The $48.6 million par amount of mezzanine debt has a weighted average coupon of 13.7%.

•                  Private equity:  Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $51.6 million with an estimated fair value of $53.2 million.

•                  Residential mortgage-backed securities (“RMBS”):  Our RMBS have an aggregate par amount of $179.0 million with an estimated fair value of $87.4 million.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended March 31, 2012, share-based compensation totaled $0.6 million. As of March 31, 2012, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.4 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of March 31, 2012, the common share options were fully vested and expire in August 2014. As of March 31, 2012, future unamortized share-based compensation totaled $3.9 million, of which $1.9 million, $1.4 million and $0.6 million will be recognized in 2012, 2013 and beyond, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of March 31, 2012, the estimated fair value of our net derivative liabilities totaled $77.1 million.

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

This process involves a considerable amount of judgment by our management. As of March 31, 2012, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $7.6 million, which if not recovered may result in the recognition of future losses. During the three months ended March 31, 2012, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $0.7 million.

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

Our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the loan’s observable estimated fair value may be used.

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

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of March 31, 2012, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses are assessed on a quarterly and annual basis. As of March 31, 2012, management believes that these estimates are appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

As of March 31, 2012, our allowance for loan losses totaled $235.8 million.

Results of Operations

Summary

The following discussion presents an analysis of our results of operations on a comparative basis for the three months ended March 31, 2012 and 2011. Our results of operations may be materially affected by market fluctuations and current economic events, particularly in the fixed income and equity markets. A summary of key financial results are as follows (amounts in thousands, except per share information):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net investment income	$37,862	$79,452
Total other income	78,931	46,436
Total non-investment expenses	32,813	30,804
Income before income tax expense	83,980	95,084
Income tax (benefit) expense	(4,068)	1,317
Net income	$88,048	$93,767

Net income per share—diluted	$0.48	$0.51

Net Investment Income

The following table presents the components of our net investment income for the three months ended March 31, 2012 and 2011:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Investment Income:
Corporate loans and securities interest income	$102,126	$97,126
Residential mortgage-backed securities interest income	2,962	4,032
Other investment income	11,100	2,946
Dividend income	164	183
Net discount accretion	21,582	31,043
Total investment income	137,934	135,330
Interest Expense:
Collateralized loan obligation secured debt	18,263	14,737
Credit facilities	1,032	710
Senior notes	5,697	—
Convertible senior notes	6,113	6,990
Junior subordinated notes	3,949	3,868
Interest rate swaps	5,585	5,661
Other interest expense	76	155
Total interest expense	40,715	32,121
Interest expense to affiliates	12,859	12,096
Provision for loan losses	46,498	11,661
Net investment income	$37,862	$79,452

As presented in the table above, net investment income decreased by $41.6 million from $79.5 million for the three months ended March 31, 2011 to $37.9 million for the same period in 2012. Net investment income is comprised of total investment income, net of interest expense and provision for loan losses.

Total investment income, consisting primarily of interest income and discount accretion from our corporate debt investment portfolio, totaled $137.9 million for the three months ended March 31, 2012 and $135.3 million for the three months ended March 31, 2011. The increase in total investment income of $2.6 million was primarily attributable to an increase in other investment income from revenue earned on our working and royalty interests in oil and gas properties of $8.1 million. We began acquiring working and royalty interests in oil and gas properties during the fourth quarter of 2010. We expect that as we continue to grow our natural resources holdings, the related net revenue will steadily increase as production increases through the acquisition of additional oil and gas assets and drilling of existing undeveloped property. These revenues are included within the Other segments for segment reporting purposes. Furthermore, the increase in total investment income was attributable to $5.0 million of additional corporate loans and securities interest income earned primarily from a higher yielding corporate debt portfolio. As the majority of our corporate debt portfolio is floating rate indexed to three-month LIBOR, increases in these LIBOR rates will positively impact interest income. At March 31, 2012, the three-month LIBOR rate was 0.47%, or an average rate of 0.51% for the first quarter of 2012, compared to 0.30% at March 31, 2011, or an average rate of 0.31% for the first quarter of 2011. In addition, as of March 31, 2012, approximately 33.5% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.4%, compared to approximately 25.0% of our floating rate corporate debt portfolio with a weighted average floor of 1.7% for the quarter ended March 31, 2011. Offsetting these increases was a decrease in net discount accretion of $9.5 million primarily due to additional paydowns during the three months ended March 31, 2011, which resulted in $7.7 million of higher accelerated discount accretion compared to the three months ended March 31, 2012.

Total interest expense increased $8.6 million for the three months ended March 31, 2012 from the same period in 2011 primarily due to $5.7 million of interest expense on our senior notes offerings and $3.5 million of additional interest expense on our collateralized loan obligation secured debt. Our 8.375% and 7.500% 30-year senior notes were issued in November 2011 and March 2012, respectively.

The provision for loan losses totaled $46.5 million for the three months ended March 31, 2012 compared to $11.7 million for the three months ended March 31, 2011. The increase in provision for loan losses was largely as a result of an increase in the unallocated component of our allowance for loan losses based on a review of our unimpaired, held for investment loan portfolio, with particular sensitivity to the loans that we have designated as high risk within our internally assigned risk grades. Refer to “Corporate Debt Portfolio - Allowance for Loan Losses” below for further discussion.

Other Income

The following table presents the components of other income for the three months ended March 31, 2012 and 2011:

Comparative Other Income Components

(Amounts in thousands)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Net realized and unrealized gain on derivatives and foreign exchange:
Commodity swaps	$4,734	$(284)
Credit default swaps	2,051	117
Total rate of return swaps	141	31
Common stock warrants	736	718
Foreign exchange(1)	1,487	5,485
Total realized and unrealized gain on derivatives and foreign exchange	9,149	6,067
Net realized and unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value	3,047	(738)
Net realized and unrealized gain on investments(2)	64,310	40,014
Net realized and unrealized gain on securities sold, not yet purchased	11	145
Impairment of securities available-for-sale and private equity at cost	(733)	(975)
Net loss on restructuring and extinguishment of debt	(445)	—
Other income	3,592	1,923
Total other income	$78,931	$46,436

(1)                                  Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                                  Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

As presented in the table above, other income increased $32.5 million from $46.4 million for the three months ended March 31, 2011 to $78.9 million for the three months ended March 31, 2012. The increase in total other income was primarily attributable to an increase in realized and unrealized gain on investments of $24.3 million, primarily as a result of an increase in realized gains from the sales and paydowns of certain investments, as well as an additional $8.8 million reduction in the lower of cost of estimated fair market value adjustment to corporate loans held for sale recorded during the three months ended March 31, 2012 as compared to the prior period.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three months ended March 31, 2012 and 2011:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Related party management compensation:
Base management fees	$7,002	$6,215
Incentive fees	9,670	12,013
Share-based compensation	383	1,634
CLO management fees	1,058	1,339
Related party management compensation	18,113	21,201
Professional services	1,896	1,432
Insurance	436	587
Directors’ expenses	718	535
Other general and administrative	11,650	7,049
Total non-investment expenses	$32,813	$30,804

As presented in the table above, our non-investment expenses increased $2.0 million from the three months ended March 31, 2011 to the same period in 2012. The significant components of non-investment expense are described below.

Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fees increased by $0.8 million from the three months ended March 31, 2011 to the three months ended March 31, 2012 primarily due to an increase in “equity” resulting from net income earned throughout 2011 and into 2012.

Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of $9.7 million were earned by the Manager during the three months ended March 31, 2012 as compared to $12.0 million during the three months ended March 31, 2011.

An affiliate of our Manager entered into separate management agreements with the respective investment vehicles CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A and CLO 2011-1 and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLOs and has done so in prior periods.

During the three months ended March 31, 2012 and 2011, the collateral manager waived the management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $8.3 million and $8.8 million, respectively. For the three months ended March 31, 2012 and 2011, we recorded an expense for CLO management fees totaling $1.1 million and $1.3 million, respectively.

Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursements due to the board of directors for their services.

Other general and administrative expenses increased $4.6 million from the three months ended 2011 to the same period in 2012. The increase was primarily attributable to an increase of $6.0 million of expenses related to the acquisition, management and operation of our working and overriding royalty interests, including recurring charges for depreciation, depletion and amortization for our natural resources investments. As we began acquiring working interests and overriding royalty interests during the fourth quarter of 2010 and have subsequently continued acquisitions, additional related expenses were incurred throughout 2011 and into the first quarter of 2012. These expenses are included within the Other segments for segment reporting purposes. We expect that as we continue to increase our holdings in natural resources assets, our total expenses will increase accordingly as certain acquisition and transaction costs are nonrecurring and expensed upfront at the time of purchase. In addition, for the three months ended March 31, 2012 and 2011, other general and administrative expenses included expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. For the three months ended March 31, 2012 and 2011, we incurred reimbursable general and administrative expenses to our Manager of $2.0 million and $1.7 million, respectively.

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

During 2012, we owned an equity interest in KKR Financial Holdings II, LLC (“KFH II”), which elected to be taxed as a REIT under the Code. KFH II holds certain real estate mortgage-backed securities. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP condensed consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three months ended March 31, 2012 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders.

KFH II, our REIT subsidiary, is not expected to incur a federal tax expense, but is subject to limited state income tax expense related to the 2012 tax year. For the three months ended March 31, 2012, we recorded $3.3 million of federal and $0.8 million of state tax benefit for our domestic taxable corporate subsidiaries. Additionally, we recorded less than $0.1 million state and foreign tax expense for our non-corporate subsidiaries for the three months ended March 31, 2012. Accordingly, for the three months ended March 31, 2012, we recorded income tax benefit of $4.1 million. As of March 31, 2012, the tax liability of $1.9 million associated with the deferred portion of the $4.1 million tax benefit was included in accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheet. For the three months ended March 31, 2011, we recorded $1.1 million of tax expense, consisting of $0.8 million of federal tax expense and $0.3 million of state tax expense for our domestic taxable corporate subsidiaries.

Segment Reporting

We operate our business through multiple reportable business segments, which we have determined to be credit (‘‘Credit’’) and other segments (‘‘Other’’). Our segments are differentiated primarily by our investment focuses. The Credit segment includes primarily below investment grade corporate debt. The Other segments include all other portfolio holdings, including oil and natural gas working interests and overriding royalty interests.

Prior to 2011, we operated under a single business segment of Credit. However, during 2011, we began purchasing additional working interests and overriding royalty interests in oil and natural gas properties. As of December 31, 2011, we determined that we met certain segment reporting requirements and accordingly, we began disclosing information by segment based on our acquisition of additional natural resources assets, combined with our belief that other areas of investment focus including natural resources, while currently not material, may become a significant part of our business. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how we review our operating results.

We evaluate our performance based on our segments described above. Consolidated net income decreased $5.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to a decline in consolidated net investment income. Consolidated net investment income decreased $41.6 million primarily due to a decrease in net investment income of $49.4 million largely related to the provision for loan losses recorded in the Credit segment. This decrease was partially offset by an increase of $7.8 million in net investment income related to the Other segments, which was attributable to the revenue earned on our working interests and overriding royalty interests acquired beginning from the fourth quarter of 2010. The overall decrease in net income was partially offset by an increase in consolidated other income of $32.5 million, comprised of a $27.5 million increase in the Credit segment and a $5.0 million increase in the Other segments. The $27.5 million increase in the Credit segment was primarily due to net realized gains from sales and paydowns of certain corporate debt investments, while the $5.0 million increase in the Other segments was primarily due to net unrealized gains on commodity derivatives. Total assets in our Other segments increased $88.8 million from $158.6 million as of December 31, 2011 to $247.4 million as of March 31, 2012, primarily due to our acquisition of working interests in oil and natural gas properties. For further financial information related to our segments, refer to ‘‘Part I - Item 1. Financial Statements—Note 13. Segment Reporting’’.

Investment Portfolio

Our investment portfolio primarily consists of corporate debt holdings, comprised of corporate loans and corporate debt securities. The details of our corporate debt portfolio are discussed below under “Corporate Debt Portfolio”. Also included in our investment portfolio are our equity holdings carried at estimated fair value, and our oil and gas working interests and overriding royalty interests.

The following table summarizes the carrying value of our investment portfolio by strategy as of March 31, 2012 (amounts in thousands):

	Bank Loans & High Yield	Natural Resources	Special Situations	Mezzanine	Private Equity	Total
Corporate loans(1)	$6,123,696	$—	$39,836	$45,218	$—	$6,208,750
Securities(2)	681,066	—	93,997	3,333	—	778,396
Equity investments, at estimated fair value(3)	34,335	75,750	36,258	4,592	52,707	203,642
Other assets	—	211,007	15,711	330	450	227,498
Total	$6,839,097	$286,757	$185,802	$53,473	$53,157	$7,418,286

(1)          Includes loans held for sale and loans at estimated fair value. Amounts presented are gross of allowance for loan losses totaling $235.8 million as of March 31, 2012.

(2)          Excludes our investments in residential mortgage-backed securities with an estimated fair value of $87.4 million and securities sold, not yet purchased with an estimated fair value of $1.2 million.

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

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $6.6 billion and $7.1 billion as of March 31, 2012 and December 31, 2011, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of March 31, 2012 and December 31, 2011. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets. We also have certain loans that we elected to carry at estimated fair value.

Corporate Loans

(Amounts in thousands)

	March 31, 2012(1)				December 31, 2011(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$5,873,134	$5,658,120	$5,658,120	$5,515,669	$6,329,636	$6,085,696	$6,085,696	$5,826,951
Second lien	515,136	480,892	480,892	419,809	474,903	434,705	434,705	351,484
Subordinated	198,461	108,183	108,183	159,237	251,124	165,228	165,228	183,975
Subtotal	6,586,731	6,247,195	6,247,195	6,094,715	7,055,663	6,685,629	6,685,629	6,362,410
Lower of cost or fair value adjustment	—	(39,597)	—	—	—	(50,906)	—	—
Allowance for loan losses	—	(235,807)	—	—	—	(191,407)	—	—
Unrealized gains		1,152				83
Total	$6,586,731	$5,972,943	$6,247,195	$6,094,715	$7,055,663	$6,443,399	$6,685,629	$6,362,410

(1)                                  Includes loans held for sale and loans carried at estimated fair value.

As of March 31, 2012, $6.6 billion par amount, or 99.7%, of our corporate loan portfolio was floating rate and $18.4 million par amount, or 0.3%, was fixed rate. In addition, as of March 31, 2012, $264.7 million par amount, or 4.0%, of our corporate loan portfolio was denominated in foreign currencies, of which 75.0% was denominated in euros. As of December 31, 2011, $7.0 billion par amount, or 99.9%, of our corporate loan portfolio was floating rate and $9.4 million par amount, or 0.1%, was fixed rate. In addition, as of December 31, 2011, $278.5 million par amount, or 3.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 76.7% was denominated in euros.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.8% as of March 31, 2012 and 4.6% as of December 31, 2011, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 4.0% as of March 31, 2012 and 3.9% as of December 31, 2011. The weighted average years to maturity of our floating rate corporate loans was 4.1 years as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, our fixed rate corporate loans had a weighted average coupon of 13.2% and a weighted average years to maturity of 1.9 years, as compared to 11.7% and 3.7 years, respectively, as of December 31, 2011.

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

The following table summarizes our recorded investment in non-accrual loans as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012	December 31, 2011
Non-accrual loans (recorded investment):
Impaired loans held for investment	$69,028	$68,692
Loans held for sale	100,291	99,999
Total non-accrual loans	$169,319	$168,691

The $0.6 million increase in non-accrual loans from $168.7 million as of December 31, 2011 to $169.3 million as of March 31, 2012 was primarily due to foreign exchange remeasurement, partially offset by paydowns. During the three months ended March 31, 2012 and 2011, we recognized $4.4 million and $4.0 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

Impaired loans consist of loans held for investment where we have determined that it is more likely than not that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans increased from $68.7 million as of December 31, 2011 to $69.0 million as of March 31, 2012 due to $0.3 million of foreign exchange remeasurement, partially offset by paydowns.

Defaulted Loans

Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements.  The balance of defaulted loans may be comprised of loans held for investment and loans held for sale. Loans that are held for sale are carried at the lower of amortized cost or estimated market value and, accordingly, no allowance for loan losses is maintained for such loans. In contrast,  loans that are specifically identified as being impaired have a specific allocated reserve that represents the excess of the loan’s amortized cost amount over its estimated fair value.  Since defaulted loans may primarily consist of loans classified as held for sale and impaired loans consist of only loans held for investment, fluctuations in the balances of defaulted loans will not necessarily correspond to fluctuations in impaired loans. As of March 31, 2012, we held corporate loans that were in default with a total amortized cost of $27.6 million from one issuer. These loans in default were included in the loans for which the allocated component of our allowance for loan losses was related to, or for which we determined were loans held for sale as of March 31, 2012. As of December 31, 2011, we had no corporate loans in default.

Troubled Debt Restructurings

During the three months ended March 31, 2012 and 2011, there were no loan modifications that qualified as troubled debt restructurings.

During the three months ended March 31, 2012 and 2011, we modified $457.1 million and $540.4 million amortized cost of corporate loans, respectively, that did not qualify as troubled debt restructurings. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance For Loan Losses

The following table summarizes the changes in our allowance for loan losses for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	For the three months ended March 31, 2012	For the three months ended March 31, 2011
Balance at beginning of year	$191,407	$209,030
Provision for loan losses	46,498	11,661
Charge-offs	(2,098)	(22,109)
Balance at end of year	$235,807	$198,582

As of March 31, 2012 and December 31, 2011, we had an allowance for loan loss of $235.8 million and $191.4 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the loan’s observable estimated fair value may be used.

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

As of March 31, 2012, the allocated component of our allowance for loan losses totaled $34.5 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $84.0 million and an aggregate recorded investment of $69.0 million. As of December 31, 2011, the allocated component of our allowance for loan losses totaled $33.8 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $83.5 million and an aggregate recorded investment of $68.7 million.

The unallocated component of our allowance for loan losses totaled $201.3 million and $157.6 million as of March 31, 2012 and December 31, 2011, respectively. As discussed above, we estimate the unallocated reserve by first categorizing our corporate loans held for investment portfolio based on their assigned risk grade and then based on the seniority of the loan in the issuer’s capital structure. Of the three internally assigned risk grades, as of March 31, 2012, we had loans issued from ten issuers with an aggregate par value and amortized cost amount of $1.1 billion that we classified as high risk. Approximately 88% of the amortized cost balance of loans classified as high risk consisted of the following holdings: i) $311.4 million amortized cost amount of loans issued by Modular Space Corporation; ii) $309.2 million amortized cost amount of loans issued by Texas Competitive Electric Holdings Company LLC;  iii) $205.3 million amortized cost amount of loans issued by First Data Corporation; iv) $69.2 million amortized cost amount of loans issued by Realogy Corporation; and, v) $60.7 million amortized cost amount of loans issued by Caesars Entertainment Operating Company. Through review of our loan portfolio during the first quarter ended March 31, 2012, with particular sensitivity to the loans that we have designated as high risk, especially Texas Competitive Electric Holdings Company LLC, we determined an increase in the unallocated component of our allowance for loan losses was appropriate.

During the three months ended March 31, 2012 and 2011, we recorded charge-offs totaling $2.1 million and $22.1 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

The following table summarizes the changes in our loans held for sale balance as of March 31, 2012 and 2011 (amounts in thousands):

	March 31, 2012	March 31, 2011
Loans Held for Sale:
Beginning balance	$317,332	$463,628
Transfers in	46,077	582,878
Transfers out	(7,504)	(97,855)
Sales, paydowns, restructurings and other	(68,598)	(80,410)
Lower of cost or estimated fair value adjustment(1)	10,401	1,567
Net carrying value	$297,708	$869,808

(1)                                  Represents the recorded net adjustment to earnings for the respective period.

As of March 31, 2012, we had $297.7 million of loans held for sale, a decrease of $19.6 million from December 31, 2011 primarily due to the sale and paydown of certain loans, partially offset by the net transfer of loans from held for investment to held for sale as described below.

During the three months ended March 31, 2012 and 2011, we transferred $46.1 million and $582.8 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during the three months ended March 31, 2012 and 2011, we transferred $7.5 million and $97.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

We reduced the lower of cost or market valuation allowance by $10.4 million for the three months ended March 31, 2012 for certain loans held for sale which had a carrying value of $297.7 million as of March 31, 2012. We reduced the lower of cost or market valuation allowance by $1.6 million for the three months ended March 31, 2011 for certain loans held for sale which had a carrying value of $869.8 million as of March 31, 2011.

Concentration Risk

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2012, approximately 48% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC, and Modular Space Corporation, which combined represented $993.9 million, or approximately 16% of the aggregated amortized cost basis of the our corporate loans. As of December 31, 2011, approximately 47% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $992.5 million, or approximately 15% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $790.4 million and $869.7 million as of March 31, 2012 and December 31, 2011, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets.

The following table summarizes our corporate debt securities portfolio stratified by type as of March 31, 2012 and December 31, 2011:

Corporate Debt Securities

(Amounts in thousands)

	March 31, 2012(1)				December 31, 2011(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$302,699	$299,468	$282,343	$299,468	$312,876	$298,467	$294,472	$298,467
Senior unsecured	404,755	398,570	345,405	398,570	465,948	448,407	395,932	448,407
Subordinated	82,932	73,875	61,237	73,875	90,881	76,040	67,501	76,040
Total	$790,386	$771,913	$688,985	$771,913	$869,705	$822,914	$757,905	$822,914

(1)                                  In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the condensed consolidated statements of operations.

As of March 31, 2012, $638.9 million par amount, or 80.8%, of our corporate debt securities portfolio was fixed rate and $151.5 million par amount, or 19.2%, was floating rate. In addition, as of March 31, 2012, $49.0 million par amount, or 6.2%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 55.3% was denominated in euros. As of December 31, 2011, $660.5 million, or 75.9%, of our corporate debt securities portfolio was fixed rate and $209.2 million, or 24.1%, was floating rate. In addition, as of December 31, 2011, $72.4 million par amount, or 8.3%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 67.5% was denominated in euros.

As of March 31, 2012, our fixed rate corporate debt securities had a weighted average coupon of 9.5% and a weighted average years to maturity of 5.7 years, as compared to 9.6% and 6.0 years, respectively, as of December 31, 2011. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 6.7% as of March 31, 2012 and 6.0% as of December 31, 2011, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 5.9% as of March 31, 2012 and 5.3% as of December 31, 2011. The weighted average years to maturity of our floating rate corporate debt securities was 2.7 years and 2.8 years as of March 31, 2012 and December 31, 2011, respectively.

During the three months ended March 31, 2012 and March 31, 2011, we recorded impairment losses totaling $0.7 million and zero, respectively, for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

As of March 31, 2012 and December 31, 2011, we had no corporate debt securities in default.

Concentration Risk

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2012, approximately 49% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the two largest concentrations of debt securities in securities issued by First Data Corporation and SandRidge Energy, Inc., which combined represented $140.5 million, or approximately 19% of the estimated fair value of our corporate debt securities. As of December 31, 2011, approximately 46% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the two largest concentrations of debt securities in securities issued by First Data Corporations and SandRidge Energy, Inc., which combined represented $138.3 million, or approximately 17% of the estimated fair value of our corporate debt securities.

Other Holdings

Our other holdings primarily consist of marketable and private equity investments and investments in real assets and royalty interests made through our natural resources strategy.

Equity Holdings

As of March 31, 2012, our equity investments consisted of (i) marketable equity securities (included in securities on our condensed consolidated balance sheet) with an aggregate cost amount of $5.3 million and estimated fair value of $6.5 million, (ii) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.8 million and an estimated fair value of $0.9 million, and (iii) equity investments carried at estimated fair value, with an aggregate cost amount of $188.2 million and an estimated fair value of $203.6 million. Equity investments carried at estimated fair value primarily consist of private equity investments. In comparison, as of December 31, 2011, our equity investments consisted of (i) marketable equity securities (included in securities on our condensed consolidated balance sheet) with an aggregate cost amount of $12.8 million and estimated fair value of $13.2 million, (ii) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with both an aggregate cost amount and estimated fair value of $0.8 million, and (iii) equity investments, carried at estimated fair value, with an aggregate cost amount of $180.9 million and estimated fair value of $189.8 million.

Natural Resources Holdings

Our natural resources holdings include working interests in producing oil and natural gas fields located in Texas, Mississippi and Louisiana. As of March 31, 2012 and December 31, 2011, the working interests had a carrying value of $160.4 million and $86.9 million, respectively. These interests are in both proved developed and proved undeveloped properties, with the majority of our exposure to natural gas, followed by natural gas liquids and then oil. The acquisition of these working interests was partially financed with $66.8 million of borrowings through a five-year $137.2 million non-recourse, asset-based credit facility maturing November 5, 2015.

In addition to natural resources working interests, we own overriding royalty interests in acreage primarily in south Texas and other parts of the United States. The overriding royalty interests include producing oil and natural gas properties, but most of the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of March 31, 2012 and December 31, 2011, had a carrying value of $50.7 million and $51.7 million, respectively.

Portfolio Purchases

We made investment portfolio purchases of $574.6 million during the three months ended March 31, 2012, as compared to $996.9 million for the three months ended March 31, 2011, primarily comprised of the following purchases by strategy. All amounts presented are on a trade date cost basis.

Portfolio Purchases

(Dollar amounts in thousands)

For the three months ended March 31, 2012	Bank Loans & High Yield	Natural Resources	Special Situations	Mezzanine	Private Equity	Total
Corporate loans	$454,726	$—	$14,808	$—	$—	$469,534
Securities	2,544	—	11,766	—	—	14,310
Equity investments, at estimated fair value(1)	1,882	1,151	228	—	5,000	8,261
Other assets(2)	—	76,631	5,907	—	—	82,538
Total	$459,152	$77,782	$32,709	$—	$5,000	$574,643
% of total	79.9%	13.5%	5.7%	0.0%	0.9%	100.0%

(1)          Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

(2)          Includes working interests and overriding royalty interests in oil and natural gas properties.

For the three months ended March 31, 2011	Bank Loans & High Yield	Natural Resources	Special Situations	Mezzanine	Private Equity	Total
Corporate loans	$835,591	$—	$25,971	$9,847	$—	$871,409
Securities	43,271	—	6,642	—	—	49,913
Equity investments, at estimated fair value(1)	—	—	4,092	631	12,748	17,471
Other assets(2)	—	55,002	3,127	—	—	58,129
Total	$878,862	$55,002	$39,832	$10,478	$12,748	$996,922
% of total	88.1%	5.5%	4.0%	1.1%	1.3%	100.0%

(1)          Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

(2)          Includes working interests and overriding royalty interests in oil and natural gas properties.

Shareholders’ Equity

Our shareholders’ equity at March 31, 2012 and December 31, 2011 totaled $1.8 billion and $1.7 billion, respectively. Included in our shareholders’ equity as of March 31, 2012 and December 31, 2011 is accumulated other comprehensive loss totaling $3.4 million and $35.6 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three months ended March 31, 2012 was $1.7 billion and 20.4%, respectively, and for the three months ended March 31, 2011 was $1.7 billion and 22.3%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of March 31, 2012 and December 31, 2011 was $9.81 and $9.41, respectively, and was computed based on 178,393,521 and 178,145,482 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.

On February 2, 2012, our board of directors declared a cash distribution for the quarter ended December 31, 2011 of $0.18 per share to common shareholders of record on February 16, 2012. The distribution was paid on March 1, 2012. In addition, on February 2, 2012, our board of directors declared an annual special cash distribution for the year ended December 31, 2011 of $0.08 per share to common shareholders of record on March 15, 2012. The distribution was paid on March 29, 2012.

On April 24, 2012, our board of directors declared a cash distribution for the quarter ended March 31, 2012 of $0.18 per share to shareholders of record on May 8, 2012. The distribution is payable on May 22, 2012.

On March 1, 2012, we repurchased and cancelled 10,264 of our common shares in connection with the satisfaction of tax withholding obligations related to common shares previously awarded to certain of our officers and vesting on that date.

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

Our 7.0% convertible senior notes (the “7.0% Notes”) with $112.0 million principal amount outstanding as of March 31, 2012, mature in July 2012. During the first quarter of 2012, we repurchased $23.1 million par amount of our 7.0% Notes. These transactions resulted in us recording a loss of $0.4 million and an immaterial write-off of unamortized debt issuance costs. As of March 31, 2012, we had unrestricted cash and cash equivalents totaling $526.8 million, of which $112.0 million is expected to be used to redeem the principal amount outstanding of our 7.0% Notes. We believe if attractive market opportunities arise, we may raise capital either through debt or equity or a combination thereof to replace the funding represented by the 7.0% Notes.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization (“OC Test”) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As of March 31, 2012, all our Cash Flow CLOs were in compliance with certain compliance tests (specifically, their respective OC Tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

On March 31, 2011, we closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, we entered into a senior loan agreement (the “CLO 2011-1 Agreement”) through which CLO 2011-1 was able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. On July 6, 2011, we amended the CLO 2011-1 Agreement to upsize the transaction to $600.0 million, whereby CLO 2011-1 was able to borrow up to an additional $150.0 million, or total of $450.0 million. Under the amended CLO 2011-1 Agreement, the CLO 2011-1 senior loan matures on August 15, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month LIBOR plus 1.35%. In addition, concurrent with the amendment to increase the size of CLO 2011-1, the transaction was amended to reduce the par value ratio test (“PVR Test”) from 133.33% to 120.0%. Under CLO 2011-1, if the PVR Test is below 120.0%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 120.0%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below 35% of the total committed transaction size, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan. As of March 31, 2012, we had $431.4 million of borrowings outstanding under the CLO 2011-1 Agreement.

Sources of Funds

Senior Notes Offerings

On March 20, 2012, we issued $115.0 million par amount of 7.500% Senior Notes due March 20, 2042, resulting in net proceeds of $111.4 million. The 7.500% Senior Notes bear interest at a rate of 7.500% per year on the principal amount, accruing from March 20, 2012. Interest is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year, beginning on June 20, 2012. The total net proceeds from this offering will be used for general corporate purposes.

On November 15, 2011, we issued $258.8 million par amount of 8.375% senior notes (“8.375% Senior Notes”) due November 15, 2041, resulting in net proceeds of $250.7 million. Interest on the 8.375% Senior Notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Cash Flow CLO Transactions

As of March 31, 2012, we had six Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior secured notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior secured notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager was $347.9 million as of March 31, 2012 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

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

The following table summarizes the PVR Test for CLO 2011-1. This information is based on the March 2012 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$508,404
Par value test minimum	120.0%
Par value test ratio	133.3%
Cushion / (Excess)	$57,522
Par value portfolio collateral value	$575,217
Outstanding loan balance	$431,413

In the case of our other Cash Flow CLOs, which vary from CLO 2011-1’s compliance tests, in the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for these CLOs include OC Tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO.

If an asset is in default, the indenture for each CLO transaction defines the value used to determine the collateral value, which is the lower of market value of the asset or the recovery value proscribed for the asset based on its type and rating by Standard & Poor’s or Moody’s.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of March 31, 2012, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs. This information is based on the March 2012 monthly reports, which are prepared by the independent third party trustee for each CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the March 2012 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the March 2012 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$906,987	$892,464	$1,039,192	$3,340,916	$1,129,083
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	471.8%	640.4%	232.1%	724.0%	478.8%
CCC amount	$84,432	$103,807	$185,948	$636,677	$211,400
CCC percentage of portfolio	9.3%	11.6%	17.9%	19.1%	18.7%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	136.4%	136.4%	160.2%	179.3%	147.4%
Cushion / (Excess)	$108,406	$86,097	$103,944	$359,154	$199,635
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	113.1%	119.0%	136.7%	124.9%	119.0%
Cushion / (Excess)	$53,313	$88,779	$161,965	$122,438	$81,350

During the first quarter of 2012, we issued $42.0 million par amount of CLO 2007-1 class D notes for proceeds of $31.9 million.

Credit Facilities

Senior Secured Credit Facility

We have available a $250.0 million asset-based revolving credit facility (the “2014 Facility”), maturing on May 3, 2014, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified financial assets. The 2014 Facility bears interest at a rate equal to LIBOR plus 3.25% per annum and contains negative covenants that restrict our ability, among other things, to pay distributions or make certain other restricted payments, including a restriction from making distributions to holders of common shares in excess of 65% of our estimated annual taxable income calculated in accordance with the 2014 Facility credit agreement. In addition, no distributions shall be paid if a deficiency in the required collateral per the agreement exists or would exist as a result of such distributions. We may obtain additional commitments under the 2014 Facility so long as the aggregate amount of commitments at any time does not exceed $600.0 million.

As of March 31, 2012, we had no borrowings outstanding under the 2014 Facility.

Asset-Based Borrowing Facility

On January 31, 2012, we entered into an amendment to our credit agreement to further increase our five-year non-recourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, from $81.1 million to $137.2 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us.

As of March 31, 2012, we had $66.8 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, we had a letter of credit outstanding totaling $1.0 million.

As of March 31, 2012, we believe we were in compliance with the covenant requirements for both credit facilities above.

Convertible Debt

In 2010, we issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (the “7.5% Notes”). The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. We may satisfy our obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof. As of March 31, 2012, the conversion rate for each $1,000 principal amount of 7.5% Notes was 135.2005 common shares, which is equivalent to a conversion price of approximately $7.40 per common share.

During 2012, we repurchased $23.1 million par amount of our 7.0% Notes. These transactions resulted in us recording a loss of $0.4 million and an immaterial write-off of unamortized debt issuance costs. During 2011, we repurchased $45.5 million par amount of our 7.0% Notes, which resulted in us recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs. As of March 31, 2012, the conversion rate for each $1,000 principal amount of the notes was 32.2581, which is equivalent to a conversion price of approximately $31.00 per common share.

Off-Balance Sheet Commitments

As of March 31, 2012, we had committed to purchase corporate loans with aggregate commitments totaling $284.3 million. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of March 31, 2012, we had unfunded financing commitments totaling $7.4 million for corporate loans and approximately $204.7 million for other assets, including equity investments, at estimated fair value and working and overriding royalty interests in oil and gas properties. We do not expect material losses related to the assets for which we commit to purchase and fund.

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

Qualifying Income Exception

We intend to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, if a partnership is “publicly traded” (as defined in the Internal Revenue Code of 1986, as amended (the “Code”)), it will be treated as a corporation for United States federal income tax purposes. A publicly traded partnership will be taxed as a partnership, however, and not as a corporation, for United States federal income tax purposes so long as it is not required to register under the Investment Company Act of 1940 (the “Investment Company Act”) and at least 90% of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code. We refer to this exception as the “qualifying income exception.” Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the “conduct of a financial or insurance business” nor based, directly or indirectly, upon “income or profits” of any person), income and gains derived from certain activities related to minerals and natural resources, and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

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

We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat as majority-owned subsidiaries for purposes of the 40% test entities, including those that issue CLOs, in which we own at least 50% of the outstanding voting securities or that are otherwise structured consistent with applicable SEC staff guidance. Some of our subsidiaries may rely solely on the exceptions from the definition of “investment company” found in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned for purposes of the Investment Company Act, together with any other “investment securities” that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, many of our subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, the securities of those subsidiaries that we own and hold are not investment securities for purposes of the Investment Company Act. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary’s compliance with its applicable exception and our freedom of action relating to such a subsidiary, and that of the subsidiary itself, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on the exception provided by Rule 3a-7 under the Investment Company Act, while KKR Financial Holdings II, LLC (“KFH II”), our subsidiary that is taxed as a real estate investment trust (a “REIT”) for United States federal income tax purposes, generally relies on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiary’s investment in non-agency mortgage-backed securities is the “functional equivalent” of owning the underlying mortgage loans, our REIT subsidiary may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets are classified by our REIT subsidiary as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiary owns, our REIT subsidiary will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiary acquires securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our REIT subsidiary will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiary will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiary owns more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiary will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiary owns), whether our REIT subsidiary owns the entire amount of each such class and whether our REIT subsidiary would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiary would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of March 31, 2012, $313.7 million par amount, or 4.3%, of our corporate debt portfolio was denominated in foreign currencies, of which 71.9% was denominated in euros. In addition, as of March 31, 2012, $67.3 million par amount, or 35.7%, of our equity investments at estimated fair value was denominated in foreign currencies, of which 48.2% was denominated in Canadian dollars.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. As of March 31, 2012, approximately 33.5% of our corporate debt portfolio had LIBOR floors with a weighted average floor of 1.4%. Based on our variable rate investments and variable rate borrowings as of March 31, 2012, we estimated that net interest income would be negatively impacted by approximately $8.6 million annually in the event interest rates were to increase by 1% and would be positively impacted by approximately $19.9 million annually in the event rates were to increase by 3%.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our amortizing interest rate swaps was $508.3 million as of March 31, 2012.

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

The following table summarizes the estimated net fair value of our derivative instruments held at March 31, 2012 (amounts in thousands):

	As of March 31, 2012
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$508,333	$(86,052)
Free-Standing Derivatives:
Commodity swaps	—	11,167
Credit default swaps—protection sold	13,500	116
Credit default swaps—protection purchased	(51,476)	345
Total rate of return swaps	—	293
Foreign exchange forward contracts	(238,294)	(18,147)
Foreign exchange options	130,207	12,155
Common stock warrants	—	3,068
Total	$362,270	$(77,055)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of March 31, 2012 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Cash flow interest rate swaps	$(2,779)	$—	$—	$(83,273)	$(86,052)
Free-Standing Derivatives:
Commodity swaps	4,753	4,890	1,524	—	11,167
Credit default swaps—protection sold	116	—	—	—	116
Credit default swaps—protection purchased	(42)	—	—	387	345
Total rate of return swaps	293	—	—	—	293
Foreign exchange forward contracts	57	(18,092)	(112)	—	(18,147)
Foreign exchange options	—	12,155	—	—	12,155
Total	$2,398	$(1,047)	$1,412	$(82,886)	$(80,123)

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

We have entered into commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive-fixed, pay-floating swaps for certain years through 2016. We currently maintain derivative contracts for a significant portion of our oil and natural gas production. Given that we do not designate any of these contracts as cash flow hedges, the changes in fair value of these instruments are recorded in current period earnings. For the three months ended March 31, 2012, we had $0.9 million of commodity derivatives settlements, which are settled monthly. The estimated fair value of our commodity swaps as of March 31, 2012 totaled $11.2 million. As a significant portion of our commodity derivatives hedge the majority of our estimated natural gas production through 2015, a 40% decrease in the future prices of natural gas as compared to the future prices at March 31, 2012 would result in an estimated unhedged production value decrease of less than $1.5 million for any year through 2015.

Counterparty Risk

We have credit risks that are generally related to the counterparties with which we do business. If a counterparty becomes bankrupt, or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding. These risks of non-performance may differ from risks associated with exchange-traded transactions which are typically backed by guarantees and have daily mark-to-market and settlement positions. Transactions entered into directly between parties do not benefit from such protections and thus, are subject to counterparty default. It may be the case where any cash or collateral we pledged to the counterparty may be unrecoverable and we may be forced to unwind our derivative agreements at a loss. We may obtain only a limited recovery or may obtain no recovery in such circumstances, thereby reducing liquidity and earnings.

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2012 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 28, 2012, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2012, our non-employee directors deferred an immaterial amount of cash compensation in exchange for 5,098  phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. During March 2012, our non-employee directors deferred an immaterial amount of cash distribution in exchange for 5,380  phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof.

On January 17, 2012, the Compensation Committee of the board of directors granted the Manager 258,303 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2015. The grant made to our Manager was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Repurchases of Equity Securities

In March 2012, in privately negotiated transactions, we repurchased common shares previously awarded to certain of our officers by our Manager. During the quarter ended March 31, 2012, we did not have any publicly announced plans or programs to repurchase shares.

The following table sets forth information with respect to repurchases of our shares made during the quarter ended March 31, 2012:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs

January 1, 2012 through January 31, 2012	—	$—	—	$—
February 1, 2012 through February 29, 2012	—	—	—	—
March 1, 2012 through March 31, 2012	10,264	9.35	—	—
Total	10,264		—	$—

For a further description of our share repurchases see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Shareholders’ Equity” in Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

4.11

Supplemental Indenture, dated as of March 20, 2012, between the Registrant and Wilmington Trust, National Association and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 001-33437) dated March 20, 2012)

4.12	Form of 7.500% Senior Note due March 20, 2042 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 001-33437) dated March 20, 2012)
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 9, 2012