Form 10-Q
period 2012-06-30
KKR Financial Holdings LLC
filed 2012-08-08
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of the registrant’s common shares outstanding as of August 2, 2012 was 178,393,521.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$473,789	$392,154
Restricted cash and cash equivalents	414,814	399,620
Securities	813,777	922,603
Corporate loans, net (includes $183,934 and $317,332 loans held for sale as of June 30, 2012 and December 31, 2011, respectively)	5,945,230	6,443,399
Equity investments, at estimated fair value ($16,418 and $12,222 pledged as collateral as of June 30, 2012 and December 31, 2011, respectively)	157,677	189,845
Derivative assets	32,319	28,463
Interest and principal receivable	38,223	62,124
Other assets	483,808	209,020
Total assets	$8,359,637	$8,647,228
Liabilities
Collateralized loan obligation secured debt	$5,063,406	$5,540,037
Collateralized loan obligation junior secured notes to affiliates	322,348	365,848
Credit facilities	100,000	38,300
Convertible senior notes	277,408	299,830
Senior notes	362,132	250,676
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	44,097	24,680
Accrued interest payable	25,043	25,536
Accrued interest payable to affiliates	6,921	6,561
Related party payable	7,967	11,078
Derivative liabilities	120,072	125,333
Total liabilities	6,612,911	6,971,396
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common shares, no par value, 500,000,000 shares authorized, and 178,393,521 and 178,145,482 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Paid-in-capital	2,760,628	2,759,478
Accumulated other comprehensive loss	(46,633)	(35,619)
Accumulated deficit	(967,269)	(1,048,027)
Total shareholders’ equity	1,746,726	1,675,832
Total liabilities and shareholders’ equity	$8,359,637	$8,647,228

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net investment income:
Loan interest income	$107,602	$102,656	$211,696	$212,301
Securities interest income	20,813	22,073	43,389	44,629
Other investment income	12,135	11,114	23,399	14,243
Total investment income	140,550	135,843	278,484	271,173
Interest expense	42,655	32,978	83,370	65,099
Interest expense to affiliates	12,318	14,142	25,177	26,238
Provision for loan losses	—	—	46,498	11,661
Net investment income	85,577	88,723	123,439	168,175
Other income:
Net realized and unrealized gain on investments	18,382	58,541	81,970	97,725
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(3,630)	1,241	5,519	7,308
Net realized and unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value	3,016	609	6,063	(129)
Net loss on restructuring and extinguishment of debt	—	—	(445)	—
Other income	1,701	2,187	5,293	4,110
Total other income	19,469	62,578	98,400	109,014
Non-investment expenses:
Related party management compensation	12,804	24,315	30,917	45,516
General, administrative and directors expenses	19,526	10,367	32,330	18,538
Professional services	1,308	1,691	3,204	3,123
Total non-investment expenses	33,638	36,373	66,451	67,177
Income before income tax expense (benefit)	71,408	114,928	155,388	210,012
Income tax expense (benefit)	203	7,424	(3,865)	8,741
Net income	$71,205	$107,504	$159,253	$201,271

Net income per common share:
Basic	$0.40	$0.60	$0.89	$1.13
Diluted	$0.39	$0.59	$0.87	$1.10

Weighted-average number of common shares outstanding:
Basic	177,809	177,674	177,792	177,376
Diluted	181,642	182,393	181,944	181,844

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net income	$71,205	$107,504	$159,253	$201,271
Other comprehensive loss:
Unrealized losses on securities available-for-sale:
Unrealized (losses) gains arising during period	(54,547)	(9,151)	(59,161)	11,089
Reclassification adjustments for gains (losses) realized in net income	27,073	(28,761)	49,334	(36,097)
Unrealized losses on securities available-for-sale	(27,474)	(37,912)	(9,827)	(25,008)
Unrealized losses on cash flow hedges	(15,779)	(10,019)	(1,187)	(1,827)
Total other comprehensive loss	(43,253)	(47,931)	(11,014)	(26,835)
Comprehensive income	$27,952	$59,573	$148,239	$174,436

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2012	178,145	$2,759,478	$(35,619)	$(1,048,027)	$1,675,832
Net income	—	—	—	159,253	159,253
Other comprehensive loss	—	—	(11,014)		(11,014)
Cash distributions on common shares	—	—	—	(78,495)	(78,495)
Grant of restricted common shares	259		—	—
Repurchase and cancellation of common shares	(10)	(96)	—	—	(96)
Share-based compensation expense related to restricted common shares	—	1,246	—	—	1,246
Balance at June 30, 2012	178,394	$2,760,628	$(46,633)	$(967,269)	$1,746,726

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Cash flows from operating activities:
Net income	$159,253	$201,271
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized gain on derivatives and foreign exchange	(5,519)	(7,308)
Net loss on restructuring and extinguishment of debt	445	—
Write-off of debt issuance costs	1,220	860
Lower of cost or estimated fair value adjustment on corporate loans held for sale	6,064	12,356
Provision for loan losses	46,498	11,661
Impairment charges	4,426	1,128
Share-based compensation	1,246	2,343
Net realized and unrealized (gain) loss on residential mortgage-backed securities, at estimated fair value	(6,063)	129
Net realized and unrealized gain on investments	(89,442)	(111,209)
Depreciation and net amortization	(36,945)	(49,067)
Changes in assets and liabilities:
Interest receivable	5,696	(982)
Other assets	(6,065)	14,857
Related party payable	(3,111)	6,893
Accounts payable, accrued expenses and other liabilities	(1,071)	10,332
Accrued interest payable	(493)	427
Accrued interest payable to affiliates	360	1,089
Net cash provided by operating activities	76,499	94,780
Cash flows from investing activities:
Principal payments from corporate loans	1,080,341	1,123,526
Principal payments from securities available-for-sale and other securities, at estimated fair value	20,616	85,959
Principal payments from residential mortgage-backed securities, at estimated fair value	3,277	3,591
Proceeds from sale of corporate loans	221,606	312,881
Proceeds from sale of securities available-for-sale and other securities, at estimated fair value	192,657	93,501
Proceeds from sale of equity investments	15,290	12,512
Proceeds from securities sold, not yet purchased	—	41,287
Purchases of corporate loans	(762,791)	(1,510,024)
Purchases of securities available-for-sale and other securities, at estimated fair value	(63,318)	(120,036)
Purchases of equity and other investments	(233,686)	(131,004)
Cover securities sold, not yet purchased	—	(39,320)
Net proceeds, purchases, and settlements of derivatives	(2,674)	(532)
Net change in restricted cash and cash equivalents	(15,194)	(23,578)
Net cash provided by (used in) investing activities	456,124	(151,237)
Cash flows from financing activities:
Issuance of collateralized loan obligation secured debt	55,711	283,797
Retirement of collateralized loan obligation secured debt	(577,039)	(221,655)
Retirement of collateralized loan obligation junior secured notes to affiliates	—	(276)
Proceeds from credit facilities	61,700	19,900
Repayment of convertible senior notes	(23,495)	—
Proceeds from senior notes	111,418	—
Distributions on common shares	(78,495)	(55,219)
Issuance of common shares	—	1,297
Repurchase and cancellation of common shares	(96)	(1,297)
Other capitalized costs	(692)	(2,190)
Net cash (used in) provided by financing activities	(450,988)	24,357
Net increase (decrease) in cash and cash equivalents	81,635	(32,100)
Cash and cash equivalents at beginning of period	392,154	313,829
Cash and cash equivalents at end of period	$473,789	$281,729
Supplemental cash flow information:
Cash paid for interest	$91,920	$73,565
Net cash paid for income taxes	$62	$725
Non-cash investing and financing activities:
Issuance of restricted common shares	$2,446	$2,355
Loans transferred from held for investment to held for sale	$63,014	$688,636
Loans transferred from held for sale to held for investment	$65,879	$288,891

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Note 1. Organization

KKR Financial Holdings LLC together with its subsidiaries (the “Company”) is a specialty finance company with expertise in a range of asset classes. The Company’s core business strategy is to leverage the proprietary resources of its manager with the objective of generating both current income and capital appreciation by deploying capital to its strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity. The Company’s holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that the Company holds are purchased via assignment or participation in the primary or secondary market.

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

The Company finances the majority of its corporate debt investments through its CLOs. As of June 30, 2012, the Company’s six CLOs held $6.8 billion par amount, or $6.4 billion estimated fair value, of corporate debt investments. As of December 31, 2011, the Company’s six CLOs held $7.4 billion par amount, or $6.8 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of June 30, 2012, the aggregate CLO debt totaled $5.1 billion of secured debt outstanding held by unaffiliated third parties and $322.3 million of junior secured notes outstanding held by an affiliate of the Manager. As of December 31, 2011, the aggregate CLO debt totaled $5.5 billion of secured debt outstanding held by unaffiliated third parties and $365.8 million of junior secured notes outstanding held by an affiliate of the Manager.

The Company continues to consolidate all non-VIEs in which it holds a greater than 50 percent voting interest.

In addition, the Company has non-controlling interests in joint ventures and partnerships that do not qualify as VIEs and do not meet the control requirements for consolidation as defined by GAAP.

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, residential mortgage-backed securities (“RMBS”), certain interests in joint ventures and partnerships and certain financial instruments classified as derivatives.

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

Interests in Joint Ventures and Partnerships:  Interests in joint ventures and partnerships include investments related to the oil and gas and commercial real estate sectors. Interests in joint ventures and partnerships are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on a market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparables, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

Over-the-counter (“OTC”) Derivative Contracts:  OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, and equity prices. The fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models employ methodologies that have pricing inputs observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

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

Equity Investments, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain marketable equity securities and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at fair value, are managed based on overall value and potential returns. These equity investments carried at estimated fair value are presented separately on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains and losses on investments in the condensed consolidated statements of operations.

Interests in Joint Ventures and Partnerships

The Company has elected the fair value option of accounting for certain non-controlling interests in joint ventures and partnerships, for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these interests. These interests in joint ventures and partnerships are presented within other assets on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains and losses on investments in the condensed consolidated statements of operations.

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

The Company’s allowance for loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company’s allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of the Company’s loan portfolio that is performed on a quarterly basis. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertains to specific loans that the Company has determined are impaired. The Company determines a loan is impaired when management estimates that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis the Company performs a comprehensive review of its entire loan portfolio and identifies certain loans that it has determined are impaired. Once a loan is identified as being impaired, the Company places the loan on non-accrual status, unless the loan is already on non-accrual status, and records a reserve that reflects management’s best estimate of the loss that the Company expects to recognize from the loan. The expected loss is estimated as being the difference between the Company’s current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the loan’s observable estimated fair value may be used. The Company also estimates the probable credit losses inherent in its unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments is recorded in accounts payable, accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

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

Long-Lived Assets

The Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis, whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties are assessed periodically on a property-by-property basis, and any impairment in value is recognized when incurred. For the three and six months ended June 30, 2012, the Company recorded $2.9 million and $3.0 million, respectively, of impairments which are included in general, administrative and directors expenses in the condensed consolidated statements of operations. No impairments were recorded for the three and six months ended June 30, 2011.

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

During 2012, the Company owned equity interests in entities that each elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

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

Note 3. Earnings per Share

The following table presents a reconciliation of basic and diluted net income per common share for the three and six months ended June 30, 2012 and 2011 (amounts in thousands, except per share information), as well as the distributions declared per common share during the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30		Six months ended June 30
	2012	2011	2012	2011
Net income	$71,205	$107,504	$159,253	$201,271
Less: Dividends and undistributed earnings allocated to participating securities	234	274	531	903
Net income applicable to common shareholders	$70,971	$107,230	$158,722	$200,368

Basic:
Basic weighted average shares outstanding	177,809	177,674	177,792	177,376
Net income per share	$0.40	$0.60	$0.89	$1.13

Diluted:
Basic weighted average shares outstanding	177,809	177,674	177,792	177,376
Dilutive effect of convertible senior notes	3,833	4,719	4,152	4,468
Diluted weighted average shares outstanding(1)	181,642	182,393	181,944	181,844
Net income per share	$0.39	$0.59	$0.87	$1.10

Distributions declared per common share	$0.18	$0.16	$0.44	$0.31

(1)                                  Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the three and six months ended June 30, 2012 and 2011.

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

The following table summarizes the Company’s securities as of June 30, 2012, which are carried at estimated fair value (amounts in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate debt securities	$623,104	$62,891	$(10,470)	$675,525
Common and preferred stock	5,136	—	—	5,136
Total securities available-for-sale	628,240	62,891	(10,470)	680,661
Other securities, at estimated fair value(1)	39,364	6,275	(458)	45,181
Residential mortgage-backed securities, at estimated fair value(1)	192,511	7,979	(112,555)	87,935
Total securities	$860,115	$77,145	$(123,483)	$813,777

(1)                                  Unrealized gains and losses are recorded in earnings.

The following table summarizes the Company’s securities as of December 31, 2011, which are carried at estimated fair value (amounts in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate debt securities	$741,438	$75,442	$(13,637)	$803,243
Common and preferred stock	12,766	444	—	13,210
Total securities available-for-sale	754,204	75,886	(13,637)	816,453
Other securities, at estimated fair value(1)	16,467	3,225	(21)	19,671
Residential mortgage-backed securities, at estimated fair value(1)	209,502	4,132	(127,155)	86,479
Total securities	$980,173	$83,243	$(140,813)	$922,603

(1)                                  Unrealized gains and losses are recorded in earnings.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2012
Corporate debt securities	$119,022	$(8,584)	$11,789	$(1,886)	$130,811	$(10,470)
December 31, 2011
Corporate debt securities	$252,467	$(10,562)	$32,876	$(3,075)	$285,343	$(13,637)

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

During the three and six months ended June 30, 2012, the Company recognized losses totaling $0.1 million and $0.8 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. During the three and six months ended June 30, 2011, the Company had no other-than-temporary impairment losses for corporate debt securities. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

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

During both the three and six months ended June 30, 2012, the Company recognized $0.2 million of losses for common and preferred stock that it determined to be other-than-temporary impaired. During both the three and six months ended June 30, 2011, the Company recognized no losses for common and preferred stock that it determined to be other-than-temporary impaired.

As of both June 30, 2012 and December 31, 2011, the Company had no corporate debt securities in default.

Corporate debt securities sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Gross realized gains	$27,386	$29,533	$34,967	$36,941
Gross realized losses	(12)	(405)	(12)	(477)
Net realized gains(1)	$27,374	$29,128	$34,955	$36,464

(1)                                  Excludes net realized gains from paydowns and restructurings totaling zero and $16.3 million for the three and six months ended June 30, 2012, respectively. Excludes net realized gains from paydowns and restructurings totaling $0.4 million for each of the three and six months ended June 30, 2011. Also, excludes an impairment charge of $0.3 million and $1.0 million for investments which were determined to be other-than-temporarily impaired for the three and six months ended June 30, 2012, respectively.

The Company’s securities available-for-sale portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2012, approximately 47% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by SandRidge Energy, Inc. and First Data Corporation,  which combined represented $89.2 million, or approximately 13% of the estimated fair value of the Company’s securities available-for-sale. As of December 31, 2011, approximately 46% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the two largest concentrations of securities available-for-sale in securities issued by First Data Corporation and SandRidge Energy, Inc., which combined represented $138.3 million, or approximately 17% of the estimated fair value of the Company’s securities available-for-sale.

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	As of June 30, 2012	As of December 31, 2011
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$598,257	$710,734
Total	$598,257	$710,734

As of June 30, 2012 and December 31, 2011, no other securities, at estimated fair value or RMBS were pledged as collateral for the Company’s borrowings.

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

The following table summarizes the Company’s corporate loans as of June 30, 2012 (amounts in thousands):

	June 30, 2012
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,121,450	$331,256	$37,225	$6,489,931
Net unamortized discount	(149,139)	(91,408)	(13,880)	(254,427)
Total amortized cost	5,972,311	239,848	23,345	6,235,504
Lower of cost or fair value adjustment	—	(55,914)	—	(55,914)
Allowance for loan losses	(235,807)	—	—	(235,807)
Unrealized gains	—	—	1,447	1,447
Net carrying value	$5,736,504	$183,934	$24,792	$5,945,230

(1)                                  Principal amount is net of cumulative charge-offs and other adjustments totaling $67.3 million as of June 30, 2012.

The following table summarizes the Company’s corporate loans as of December 31, 2011 (amounts in thousands):

	December 31, 2011
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,501,679	$470,562	$3,655	$6,975,896
Net unamortized discount	(187,381)	(102,324)	(562)	(290,267)
Total amortized cost	6,314,298	368,238	3,093	6,685,629
Lower of cost or fair value adjustment	—	(50,906)	—	(50,906)
Allowance for loan losses	(191,407)	—	—	(191,407)
Unrealized gains	—	—	83	83
Net carrying value	$6,122,891	$317,332	$3,176	$6,443,399

(1)                                  Principal amount is net of cumulative charge-offs and other adjustments totaling $79.8 million as of December 31, 2011.

Allowance For Loan Losses

As of June 30, 2012 and December 31, 2011, the Company had an allowance for loan losses of $235.8 million and $191.4 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$235,807	$198,582	$191,407	$209,030
Provision for loan losses	—	—	46,498	11,661
Charge-offs	—	(9,708)	(2,098)	(31,817)
Ending balance	$235,807	$188,874	$235,807	$188,874

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012	December 31, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$235,807	$191,407
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	—
	$235,807	$191,407
Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$5,991,020	$6,334,232
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	—
	$5,991,020	$6,334,232

(1)           Recorded investment is defined as amortized cost plus accrued interest.

As of June 30, 2012, the allocated component of the allowance for loan losses totaled $37.2 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $82.1 million and an aggregate recorded investment of $67.5 million. As of December 31, 2011, the allocated component of the allowance for loan losses totaled $33.8 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $83.5 million and an aggregate recorded investment of $68.7 million.

The following table summarizes the Company’s recorded investment and unpaid principal balance in impaired loans, as well as the related allowance for credit losses as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	67,516	82,076	37,166	68,692	83,452	33,836
Total	$67,516	$82,076	$37,166	$68,692	$83,452	$33,836

The following table summarizes the Company’s average recorded investment in impaired loans and interest income recognized for the three and six months ended June 30, 2012 and June 30, 2011 (amounts in thousands):

	For the three months ended June 30, 2012		For the three months ended June 30, 2011		For the six months ended June 30, 2012		For the six months ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded	$—	$—	$—	$—	$—	$—	$5,406	$—
With an allowance recorded	68,272	978	56,494	676	68,412	1,781	82,185	1,039
Total	$68,272	$978	$56,494	$676	$68,412	$1,781	$87,591	$1,039

As of June 30, 2012 and December 31, 2011, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans are on non-accrual status, the Company’s non-accrual loans also include those held for sale that are measured at the lower of cost or fair value and are not reflected in the table above.

The following table summarizes the Company’s recorded investment in non-accrual loans as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012	December 31, 2011
Impaired loans held for investment	$67,516	$68,692
Loans held for sale	97,779	99,999
Total non-accrual loans	$165,295	$168,691

The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $2.3 million, which included $1.0 million for impaired loans that were held for investment and $1.3 million for non-accrual loans held for sale, for the three months ended June 30, 2012 and $6.7 million, which included $1.8 million for impaired loans that were held for investment and $4.9 million for non-accrual loans held for sale, for the six months ended June 30, 2012. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were non-accrual was $1.7 million, which included $0.6 million for impaired loans that were held for investment and $1.1 million for non-accrual loans held for sale, for the three months ended June 30, 2011 and $5.7 million, which included $1.0 million for impaired loans that were held for investment and $4.7 million for non-accrual loans held for sale, for the six months ended June 30, 2011.

The Company did not have any corporate loans past due at June 30, 2012 and 2011.

The unallocated component of the allowance for loan losses totaled $198.6 million and $157.6 million as of June 30, 2012 and December 31, 2011, respectively. As described in Note 2 to these condensed consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of June 30, 2012 and December 31, 2011 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment June 30, 2012 (1)	Recorded Investment December 31, 2011 (1)
High	Senior Secured Loan	$820,236	$926,258
	Second Lien Loan	294,296	310,971
	Subordinated	9,945	14,392
		$1,124,477	$1,251,621
Moderate	Senior Secured Loan	$585,529	$645,939
	Second Lien Loan	—	—
	Subordinated	—	6,951
		$585,529	$652,890
Low	Senior Secured Loan	$4,031,707	$4,184,094
	Second Lien Loan	126,086	65,695
	Subordinated	55,705	111,240
		$4,213,498	$4,361,029
	Total Unallocated	$5,923,504	$6,265,540
	Total Allocated	67,516	68,692
	Total Loans Held for Investment	$5,991,020	$6,334,232

(1)   Recorded investment is defined as amortized cost plus accrued interest.

During the three and six months ended June 30, 2012, the Company recorded charge-offs totaling zero and $2.1 million, respectively, comprised primarily of loans transferred to loans held for sale. During the three and six months ended June 30, 2011, the Company recorded charge-offs totaling $9.7 million and $31.8 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As of June 30, 2012 and December 31, 2011, the Company had $183.9 million and $317.3 million of loans held for sale, respectively. During the three and six months ended June 30, 2012, the Company transferred $16.9 million and $63.0 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and six months ended June 30, 2011, the Company transferred $105.8 million and $688.6 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. Also, during the three and six months ended June 30, 2012, the Company transferred $58.4 million and $65.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment at the lower of cost or estimated fair value. During the three and six months ended June 30, 2011, the Company transferred $191.0 million and $288.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment. These transfers back to held for investment occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

The Company recorded a $16.5 million and $6.1 million net charge to earnings for the three and six months ended June 30, 2012, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $183.9 million as of June 30, 2012. The Company recorded a $13.9 million and $12.4 million net charge to earnings during the three and six months ended June 30, 2011, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $539.3 million as of June 30, 2011.

Defaulted Loans

As of June 30, 2012, the Company held corporate loans that were in default with a total amortized cost of $26.8 million from one issuer. These loans in default were included in the loans for which the allocated component of the Company’s allowance for loan losses was related to, or for which the Company determined were loans held for sale as of June 30, 2012. As of December 31, 2011, the Company had no corporate loans in default.

Troubled Debt Restructurings

The Company did not modify any loans that qualified as troubled debt restructurings during the three and six months ended June 30, 2012 and 2011.

The Company modified $619.3 million and $1.1 billion amortized cost of corporate loans during the three and six months ended June 30, 2012, respectively, that did not qualify as troubled debt restructurings. The Company modified $661.0 million and $1.2 billion amortized cost of corporate loans during the three and six months ended June 30, 2011, respectively. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2012, approximately 47% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $994.1 million or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans. As of December 31, 2011, approximately 47% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $992.5 million, or approximately 15% of the aggregated amortized cost basis of the Company’s corporate loans.

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans and corporate loans held for sale pledged as collateral as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	As of June 30, 2012	As of December 31, 2011
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$6,018,976	$6,448,404
Total	$6,018,976	$6,448,404

As of June 30, 2012 and December 31, 2011, no corporate loans carried at estimated fair value were pledged as collateral for the Company’s borrowings.

Note 6. Borrowings

Certain information with respect to the Company’s borrowings as of June 30, 2012 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$522,269	0.82%	1,761	$605,394
CLO 2005-2 senior secured notes	557,718	0.81	1,975	687,327
CLO 2006-1 senior secured notes	683,266	0.83	2,247	907,497
CLO 2007-1 senior secured notes	2,075,040	1.02	3,241	2,376,092
CLO 2007-1 junior secured notes(2)	132,550	—	3,241	151,781
CLO 2007-A senior secured notes	701,148	1.57	1,933	797,653
CLO 2007-A junior secured notes(3)	10,112	—	1,933	11,504
CLO 2011-1 senior debt	381,303	1.82	2,237	483,999
Total collateralized loan obligation secured debt	5,063,406			6,021,247
CLO 2007-1 junior secured notes to affiliates(4)	274,906	—	3,241	314,790
CLO 2007-A junior secured notes to affiliates(5)	47,442	—	1,933	53,972
Total collateralized loan obligation junior secured notes to affiliates	322,348			368,762
Senior secured credit facility	—	3.71	672	—
Asset-based borrowing facility(6)	100,000	2.73	1,223	236,193
Total credit facilities	100,000			236,193
7.0% Convertible senior notes	112,036	7.00	15	—
7.5% Convertible senior notes	165,372	7.50	1,660	—
8.375% Senior notes	250,705	8.38	10,730	—
7.500% Senior notes	111,427	7.50	10,855	—
Junior subordinated notes	283,517	5.50	8,896	—
Total borrowings	$6,408,811			$6,626,202

(1)                                  Collateral for borrowings consists of corporate loans, securities available-for-sale and equity investments, at estimated fair value.

(2)                                  CLO 2007-1 junior secured notes consist of $126.7 million of mezzanine notes with a weighted average borrowing rate of 3.1% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)                                 CLO 2007-A junior secured notes consist of $5.5 million of mezzanine notes with a weighted average borrowing rate of 7.2% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(4)                                  CLO 2007-1 junior secured notes to affiliates consist of $144.6 million of mezzanine notes with a weighted average borrowing rate of 5.8% and $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)                                  CLO 2007-A junior secured notes to affiliates consist of $36.9 million of mezzanine notes with a weighted average borrowing rate of 7.7% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(6)                                  Collateral for borrowings consists of the carrying value of certain oil and gas assets, which are included in other assets in the condensed consolidated balance sheets.

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

(6)                                  Collateral for borrowings consists of the carrying value of certain oil and gas assets, which are included in other assets in the condensed consolidated balance sheets.

CLO Debt

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three and six months ended June 30, 2012, $433.0 million and $521.8 million, respectively, of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the three and six months ended June 30, 2012, $50.1 million and $55.2 million, respectively, of original CLO 2011-1 senior notes were repaid. During the three and six months ended June 30, 2011, $111.2 million and $221.6 million, respectively, of original CLO 2007-A senior notes were repaid.

On March 31, 2011, the Company closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, the Company entered into a senior loan agreement (the “CLO 2011-1 Agreement”) through which CLO 2011-1 was able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. On July 6, 2011, the Company amended the CLO 2011-1 Agreement to upsize the transaction to $600.0 million, whereby CLO 2011-1 is able to borrow up to an additional $150.0 million, or total of $450.0 million. Under the amended CLO 2011-1 Agreement, the CLO 2011-1 senior loan matures on August 15, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month London interbank offered rate (“LIBOR”) plus 1.35%. As of June 30, 2012 and December 31, 2011, the Company had $381.3 million and $436.5 million, respectively, of borrowings outstanding under the CLO 2011-1 Agreement.

During the three and six months ended June 30, 2012, the Company issued $17.5 million par amount and $59.5 million par amount, respectively, of CLO 2007-1 class D notes for proceeds of $13.2 million and $45.1 million, respectively. In addition, during the three months ended June 30, 2012, the Company issued $11.3 million par amount of CLO 2007-A class C notes for proceeds of $10.6 million.

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

As of June 30, 2012, the Company had no borrowings outstanding under the 2014 Facility.

Asset-Based Borrowing Facility

On June 15, 2012, the Company entered into an amendment to its credit agreement to further increase its five-year non-recourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, from $137.2 million to $151.4 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company.

As of June 30, 2012 and December 31, 2011, the Company had $100.0 million and $38.3 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, the Company had a letter of credit outstanding totaling $1.0 million.

As of June 30, 2012, the Company believes it was in compliance with the covenant requirements for both credit facilities.

Convertible Debt

In 2010, the Company issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”), resulting in net proceeds of $167.3 million. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company’s right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. As of June 30, 2012, the conversion rate for each $1,000 principal amount of 7.5% Notes was 137.1469 common shares.

In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company’s condensed consolidated balance sheet as of June 30, 2012. The remaining liability component of $165.4 million, included within convertible senior notes on the Company’s condensed consolidated balance sheet as of June 30, 2012, is comprised of the principal $172.5 million less the unamortized debt discount of $7.1 million. The total debt discount amortization recognized for the three and six months ended June 30, 2012 was $0.3 million and $0.6 million, respectively. The debt discount will continue to be amortized at the effective interest rate of 8.6%. The total debt discount amortization recognized for the three and six months ended June 30, 2011 was $0.3 million and $0.6 million, respectively. For the three and six months ended June 30, 2012, the total interest expense recognized on the 7.5% Notes was $3.3 million and $6.5 million, respectively. For the three and six months ended June 30, 2011, the total interest expense recognized on the 7.5% Notes was $3.3 million and $6.5 million, respectively.

During the first quarter of 2012, the Company repurchased $23.1 million par amount of its 7.0% convertible senior notes due July 15, 2012 (the “7.0% Notes”). These transactions resulted in the Company recording a loss of $0.4 million and a $0.2 million write-off of unamortized debt issuance costs. During 2011, the Company repurchased $45.5 million par amount of its 7.0% Notes, which resulted in the Company recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs.  On July 13, 2012, the Company repaid in full its $112.0 million of outstanding 7.0% Notes, which matured on July 15, 2012.

Senior Notes

On March 20, 2012, the Company issued $115.0 million par amount of 7.500% senior notes due March 20, 2042 (“7.500% Senior Notes”), resulting in net proceeds of $111.4 million. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	As of June 30, 2012		As of December 31, 2011
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$508,333	$(101,900)	$508,333	$(100,718)
Free-Standing Derivatives:
Commodity swaps	—	10,155	—	7,371
Credit default swaps—protection sold	3,000	20	33,500	(7,177)
Credit default swaps—protection purchased	(86,737)	2,878	—	—
Total rate of return swaps	—	—	—	152
Foreign exchange forward contracts	(256,974)	(9,994)	(234,524)	(12,224)
Foreign exchange options	130,207	8,254	130,207	13,394
Common stock warrants	—	2,834	—	2,332
Total	$297,829	$(87,753)	$437,516	$(96,870)

Cash Flow Hedges

The Company uses interest rate derivatives consisting of swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Company designates these financial instruments as cash flow hedges. Changes in value of the interest rate swap are recorded through other comprehensive loss, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period.

In September 2011, the Company entered into a $25.0 million notional pay-fixed, receive-variable interest rate swap. The swap has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in the interest payments of the Company’s floating rate junior subordinated notes due to fluctuations in the indexed rate. The hedged transaction period is through July 2037, which is the stated maturity of the floating rate debt. As of June 30, 2012, the total interest rate swaps used to hedge a portion of the interest rate risk associated with the Company’s floating rate junior subordinated notes was $125.0 million.

The following table shows the net losses recognized in other comprehensive loss related to derivatives in cash flow hedging relationships for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Losses recognized in other comprehensive loss on cash flow hedges	$(15,779)	$(10,019)	$(1,187)	$(1,827)

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three and six months ended June 30, 2012 and 2011, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

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

Gains and losses on free-standing derivatives are reported in the condensed consolidated statements of operations in net realized and unrealized (loss) gain on derivatives and foreign exchange. Unrealized (losses) gains represent the change in fair value of the derivative instruments and are noncash items.

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

As of June 30, 2012 and December 31, 2011, the Company had sold protection with a notional amount of $3.0 million and $33.5 million, respectively. In addition, as of June 30, 2012 and December 31, 2011, the Company had purchased protection with a notional amount of $86.7 million and zero, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

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

The Company entered into commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive fixed, pay-floating swaps for certain years through 2016. Realized gains (losses) represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying production. During the three and six months ended June 30, 2012, the Company had $1.8 million and $2.7 million, respectively, of commodity derivatives settlements, which are settled monthly. For both the three and six months ended June 30, 2011, the Company had $0.1 million of oil and natural gas derivatives settlements.

Note 8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	As of June 30, 2012	As of December 31, 2011
Net unrealized gains on available-for-sale securities	$52,421	$62,248
Net unrealized losses on cash flow hedges	(99,054)	(97,867)
Accumulated other comprehensive loss	$(46,633)	$(35,619)

Note 9. Commitments & Contingencies

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of June 30, 2012 and December 31, 2011, the Company had committed to purchase corporate loans with aggregate commitments totaling $127.3 million and $97.2 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of June 30, 2012 and December 31, 2011, the Company had unfunded financing commitments for corporate loans totaling $7.1 million and $8.1 million, respectively. In addition, as of June 30, 2012 and December 31, 2011, the Company had unfunded financing commitments for other assets, including equity investments, at estimated fair value and interests in joint ventures and partnerships, totaling approximately $106.8 million and $40.9 million, respectively.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of June 30, 2012, the 2007 Share Incentive Plan authorizes a total of 8,714,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On January 17, 2012, the Compensation Committee of the board of directors granted the Manager 258,303 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2015.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2012	240,845	145,676	386,521
Issued	258,303	—	258,303
Vested	(60,211)	—	(60,211)
Forfeited	—	—	—
Unvested shares as of June 30, 2012	438,937	145,676	584,613

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $8.52 and $9.81 per share at June 30, 2012 and 2011, respectively. There were $3.0 million and $2.4 million of total unrecognized compensation costs related to unvested restricted common shares granted as of June 30, 2012 and 2011, respectively. These costs are expected to be recognized through 2015. The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2012	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2012	1,932,279	$20.00

As of June 30, 2012 and 2011, 1,932,279 common share options were exercisable. As of June 30, 2012, the common share options were fully vested and expire in August 2014.

For the three and six months ended June 30, 2012 and 2011, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Restricted shares granted to Manager	$416	$307	$799	$1,941
Restricted shares granted to certain directors	216	203	447	402
Total share-based compensation expense	$632	$510	$1,246	$2,343

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

Base Management Fees and Manager Share-Based Compensation

For the three and six months ended June 30, 2012, the Company incurred $7.2 million and $14.2 million, respectively, in base management fees. As of June 30, 2012, the Company had $2.4 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.4 million and $0.8 million, for the three and six months ended June 30, 2012, respectively (see Note 10). For the three and six months ended June 30, 2011, the Company incurred $6.6 million and $12.8 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.3 million and $1.9 million for the three and six months ended June 30, 2011, respectively (see Note 10).

Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation in the condensed consolidated statements of operations.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the New York Stock Exchange (“NYSE”) is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended June 30, 2012 and 2011 and $4.4 million during each of the six months ended June 30, 2012 and 2011.

Incentive Fees

During the three and six months ended June 30, 2012, the Manager earned $4.1 million and $13.7 million, respectively, of incentive fees. As of June 30, 2012, the Company had $4.1 million incentive fee payable to the Manager. During the three and six months ended June 30, 2011, the Manager earned $16.1 million and $28.2 million, respectively, of incentive fees. Incentive fees are included in related party management compensation on the Company’s condensed consolidated statement of operations.

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

During the three and six months ended June 30, 2012, the collateral manager waived all management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $8.1 million and $16.4 million, respectively. During the three and six months ended June 30, 2011, the collateral manager waived management fees for all CLOs, except for CLO 2005-1, totaling $8.4 million and $17.2 million, respectively. For the three and six months ended June 30, 2012, the Company recorded an expense for CLO management fees totaling $1.1 million and $2.2 million, respectively. For the three and six months ended June 30, 2011, the Company recorded an expense for CLO management fees totaling $1.3 million and $2.6 million, respectively.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. During the three and six months ended June 30, 2012, the Company incurred reimbursable general and administrative expenses to its Manager of $1.9 million and $3.9 million, respectively, as compared to $1.6 million and $3.3 million during the three and six months ended June 30 2011, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses in the condensed consolidated statements of operations.

Affiliated Investments

The Company has invested in corporate loans, debt securities, and other investments of entities that are affiliates of KKR. As of June 30, 2012, the aggregate par amount of these affiliated investments totaled $2.2 billion, or approximately 29% of the total investment portfolio, and consisted of 29 issuers. The total $2.2 billion in affiliated investments was comprised of $2.1 billion of corporate loans, $94.6 million of corporate debt securities and $67.1 million of equity investments, at estimated fair value. As of December 31, 2011, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 29% of the total investment portfolio, and consisted of 28 issuers. The total $2.4 billion in affiliated investments was comprised of $2.2 billion of corporate loans, $168.1 million of corporate debt securities and $62.0 million of equity investments, at estimated fair value.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of June 30, 2012 and December 31, 2011, the aggregate cost amount of these interests in joint ventures and partnerships, which are included in other assets on the condensed consolidated balance sheets, totaled $99.4 million and zero, respectively.

Note 12. Fair Value of Financial Instruments

Fair Value of Financial Instruments

The fair value of certain instruments including securities available-for-sale, corporate loans, derivatives, and loan commitments is based on quoted market prices or estimates provided by independent pricing sources. The fair value of cash and cash equivalents, interest receivable, interest payable and other liabilities approximates cost due to the short-term nature of these instruments.

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments, as well as the respective hierarchy classifications, as of June 30, 2012 (amounts in thousands):

	As of June 30, 2012		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash, restricted cash, and cash equivalents	$888,603	$888,603	$888,603	$—	$—
Securities available-for-sale	680,661	680,661	5,136	607,424	68,101
Other securities, at estimated fair value	45,181	45,181	—	42,077	3,104
Residential mortgage-backed securities	87,935	87,935	—	—	87,935
Corporate loans, net of allowance for loan losses of $235,807 as of June 30, 2012	5,736,504	5,739,968	—	5,156,320	583,648
Corporate loans held for sale	183,934	234,177	—	202,389	31,788
Corporate loans, at estimated fair value	24,792	24,792	—	11,961	12,831
Equity investments, at estimated fair value	157,677	157,677	2,903	32,038	122,736
Derivative assets	32,319	32,319	970	20,783	10,566
Private equity investments, at cost (1)	405	465	—	—	465
Interests in joint ventures and partnerships (1)	98,101	98,101	—	—	98,101
Other assets	184	184	—	184	—
Financial Liabilities:
Collateralized loan obligation secured debt	$5,063,406	$4,765,571	$—	$—	$4,765,571
Collateralized loan obligation junior secured notes to affiliates	322,348	260,696	—	—	260,696
Credit facilities	100,000	100,000	—	—	100,000
Convertible senior notes	277,408	347,485	—	347,485	—
Senior notes	362,132	399,154	399,154	—	—
Junior subordinated notes	283,517	255,520	—	—	255,520
Securities sold, not yet purchased	9,416	9,416	1,247	8,169	—
Derivative liabilities	120,072	120,072	—	119,624	448

(1)           Included within other assets on the condensed consolidated balance sheets.

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments as of December 31, 2011 (amounts in thousands):

	As of December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$791,774	$791,774
Securities available-for-sale	816,453	816,453
Other securities, at estimated fair value	19,671	19,671
Residential mortgage-backed securities	86,479	86,479
Corporate loans, net of allowance for loan losses of $191,407 as of December 31, 2011	6,122,891	5,999,771
Corporate loans held for sale	317,332	359,463
Corporate loans, at estimated fair value	3,176	3,176
Equity investments, at estimated fair value	189,845	189,845
Interest and principal receivable	62,124	62,124
Derivative assets	28,463	28,463
Private equity investments, at cost (1)	780	780
Financial Liabilities:
Collateralized loan obligation secured debt	$5,540,037	$5,200,534
Collateralized loan obligation junior secured notes to affiliates	365,848	283,914
Credit facilities	38,300	38,300
Convertible senior notes	299,830	368,502
Senior notes	250,676	261,834
Junior subordinated notes	283,517	262,962
Accounts payable, accrued expenses and other liabilities	23,424	23,424
Accrued interest payable	25,536	25,536
Accrued interest payable to affiliates	6,561	6,561
Related party payable	11,078	11,078
Securities sold, not yet purchased	1,256	1,256
Derivative liabilities	125,333	125,333

(1)           Included within other assets on the condensed consolidated balance sheets.

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2012
Assets:
Securities available-for-sale:
Corporate debt securities	$—	$607,424	$68,101	$675,525
Common and preferred stock	5,136	—	—	5,136
Total securities available-for-sale	5,136	607,424	68,101	680,661
Other securities, at estimated fair value	—	42,077	3,104	45,181
Residential mortgage-backed securities	—	—	87,935	87,935
Total securities	5,136	649,501	159,140	813,777
Corporate loans, at estimated fair value	—	11,961	12,831	24,792
Equity investments, at estimated fair value	2,903	32,038	122,736	157,677
Foreign exchange options	—	—	8,702	8,702
Commodity swaps	—	11,723	—	11,723
Common stock warrants	970	—	1,864	2,834
Foreign exchange forward contracts	—	4,544	—	4,544
Credit default swaps—protection purchased	—	4,496	—	4,496
Credit default swaps—protection sold	—	20	—	20
Interests in joint ventures and partnerships	—	—	98,101	98,101
Other assets	—	184	—	184
Total	$9,009	$714,467	$403,374	$1,126,850
Liabilities:
Securities sold, not yet purchased	$(1,247)	$(8,169)	$—	$(9,416)
Cash flow interest rate swaps	—	(101,900)	—	(101,900)
Foreign exchange forward contracts	—	(14,538)	—	(14,538)
Credit default swaps—protection purchased	—	(1,618)	—	(1,618)
Commodity swaps	—	(1,568)	—	(1,568)
Foreign exchange options	—	—	(448)	(448)
	$(1,247)	$(127,793)	$(448)	$(129,488)

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
Corporate loans held for sale(1)	$—	$71,615	$11,582	$83,197
Private equity investments(2)	—	—	75	75
Total	$—	$71,615	$11,657	$83,272

(1)          As of June 30, 2012, total loans held for sale had a carrying value of $183.9 million of which $83.2 million was carried at estimated fair value and the remaining $100.7 million carried at amortized cost. Of the $83.2 million carried at estimated fair value, $71.6 million was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $11.6 million was classified as Level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

(2)          Represents private equity investments accounted for under the cost method that were classified as Level 3 when the assets were impaired and measured at estimated fair value using unobservable inputs.

The Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis, whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. During the six months ended June 30, 2012, the Company recorded impairment charges totaling $3.0 million to write down certain of its oil and natural gas properties with a carrying amount of $6.5 million to an estimated fair value of $3.5 million.

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2012 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships	Other Assets
Beginning balance as of April 1, 2012	$71,506	$2,721	$87,363	$9,929	$159,501	$293	$1,551	$12,154	$—	$676
Total gains or losses (for the period):
Included in earnings(1)	(97)	383	2,298	(561)	1,830	—	313	(3,900)	(2,482)	233
Included in other comprehensive loss	1,917	—	—	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—	34,230	—
Transfers out of Level 3(2)	—	—	—	—	(34,230)	—	—	—	—	—
Purchases	—	—	—	3,229	—	—	—	—	66,541	—
Sales	(4,660)	—	—	—	(4,365)	—	—	—	—	(706)
Settlements	(565)	—	(1,726)	234	—	(293)	—	—	(188)	(203)
Ending balance as of June 30, 2012	$68,101	$3,104	$87,935	$12,831	$122,736	$—	$1,864	$8,254	$98,101	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(99)	$383	$10,649	$(561)	$1,785	$—	$313	$(3,900)	(2,482)	$—

(1)                                     Amounts are included in net realized and unrealized gain on investments, net realized and unrealized gain on derivatives and foreign exchange or net realized and unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value in the condensed consolidated statements of operations.

(2)                                     There were no transfers between Level 1 or 2. The transfers into and out of Level 3 represented the reclassification of certain assets from equity investments, at estimated fair value to interests in joint ventures and partnerships. The Company’s policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the six months ended June 30, 2012 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships	Other Assets
Beginning balance as of January 1, 2012	$67,233	$2,778	$86,479	$—	$150,962	$152	$1,266	$13,394	$—	$567
Total gains or losses (for the period):
Included in earnings(1)	453	326	4,734	753	4,218	141	598	(5,140)	(2,482)	342
Included in other comprehensive loss	5,968	—	—	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—	34,230	—
Transfers out of Level 3(2)	—	—	—	—	(34,230)	—	—	—	—	—
Purchases	—	—	—	11,844	6,151	—	—	—	66,541	—
Sales	(4,660)	—	—	—	(4,365)	—	—	—	—	(706)
Settlements	(893)	—	(3,278)	234	—	(293)	—	—	(188)	(203)
Ending balance as of June 30, 2012	$68,101	$3,104	$87,935	$12,831	$122,736	$—	$1,864	$8,254	$98,101	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$324	$326	$18,447	$753	$1,215	$—	$598	$(5,140)	$(2,482)	$—

(1)                                     Amounts are included in net realized and unrealized gain on investments, net realized and unrealized gain on derivatives and foreign exchange or net realized and unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value in the condensed consolidated statements of operations.

(2)                                     There were no transfers between Level 1 or 2. The transfers into and out of Level 3 represented the reclassification of certain assets from equity investments, at estimated fair value to interests in joint ventures and partnerships. The Company’s policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of June 30, 2012 (dollar amounts in thousands):

	Balance as of June 30, 2012	Valuation Techniques (1)	Unobservable Inputs (2)	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Assets:

Securities available-for-sale: Corporate debt securities	$68,101	Yield Analysis	Yield Discount margin Net leverage Illiquidity discount EBITDA multiple	11%-31% (15%) 1050bps-2950bps (1400bps) 3x-7x (5x) 2%-3% (3%) 6x-9x (7x)	Decrease Decrease Decrease Decrease Increase

		Broker quotes	Offered quotes	67-103 (86)	Increase

Other securities, at estimated fair value	$3,104	Yield Analysis	Yield	11% (11%)	Decrease

Residential mortgage-backed securities	$87,935	Discounted cash flows	Probability of default Loss severity Constant prepayment rate	0%-31% (6%) 21%-73% (31%) 0%-35% (13%)	Decrease Decrease (5)

Corporate loans, at estimated fair value	$12,831	Yield Analysis	Yield Discount margin Illiquidity discount Net leverage EBITDA multiple	60% (60%) 4600bps-5900bps (4900bps) 20% (20%) 8x-10x (9x) 8x-11x (10x)	Decrease Decrease Decrease Decrease Increase

		Broker quotes	Offered quotes	47 (47)	Increase

Equity investments, at estimated fair value	$122,736	Market comparables	LTM EBITDA multiple Forward EBITDA multiple Control premium	6x-11x (10x) 5x-11x (8x) 13% (13%)	Increase Increase Increase

		Discounted cash flows	Weighted average cost of capital LTM EBITDA exit multiple	7%-15% (12%) 6x-11x (8x)	Decrease Increase

		Broker quotes	Offered quotes	21 (21)	Increase

Common stock warrants	$1,864	Market comparables	LTM EBITDA multiple Forward EBITDA multiple Illiquidity discount	6x (6x) 6x (6x) 15% (15%)	Increase Increase Decrease

		Discounted cash flows	Weighted average cost of capital LTM EBITDA exit multiple	11% (11%) 6x (6x)	Decrease Increase

Foreign exchange options	$8,702	Option pricing model	Forward and spot rates	0-2 (1)	(6)

Interests in joint ventures and partnerships	$98,101	Discounted cash flows	Illiquidity discount Weighted average cost of capital	10%-15% (10%) 13%-30% (14%)	Decrease Decrease

Liabilities:

Foreign exchange options	$(448)	Option pricing model	Forward and spot rates	0.02 (0.02)	(6)

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

(5) The impact of changes in prepayment speeds may have differing impacts depending on the seniority of the instrument. Generally, an increase in the constant prepayment speed will positively impact the overall valuation of traditional mortgage assets. In contrast, an increase in the constant prepayment rate will negatively impact the overall valuation of interest-only strips.

(6) The directional change from an increase in forward and spot rates varies and is dependent on the specific option.

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

There were no transfers in to or out of Level 3

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

Note 13. Segment Reporting

Operating segments are defined as components of a company in which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through multiple reportable business segments, which it has determined to be credit (“Credit”) and all other segments (“Other”). The Company’s segments are differentiated primarily by their investment focuses. The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, and distressed and stressed debt securities. The Other segments include all other portfolio holdings, including oil and natural gas working interests and overriding royalty interests, and commercial real estate investments.

Prior to 2011, the Company operated under a single business segment of Credit. However, during 2011, the Company began purchasing additional working interests and overriding royalty interests in oil and natural gas properties. As of December 31, 2011, the Company determined that it met certain segment reporting requirements and accordingly, began disclosing information by segment based on its acquisition of additional natural resources assets, combined with its belief that other areas of investment focus including natural resources, while currently not significant, may become a significant part of its business. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company.

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

The following table shows data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

For the three months	Credit		Other		Reconciling Items		Total Consolidated
ended June 30,	2012	2011	2012	2011	2012	2011	2012	2011
Total investment income	$128,828	$129,254	$11,722	$6,589	$—	$—	$140,550	$135,843
Net investment income	$74,555	$82,374	$11,022	$6,349	$—	$—	$85,577	$88,723
Other income	$17,606	$62,171	$1,863	$407	$—	$—	$19,469	$62,578
Net income (loss)	$80,080	$125,289	$(3,718)	$(231)	$(5,157)	$(17,554)	$71,205	$107,504

For the six months	Credit		Other		Reconciling Items		Total Consolidated
ended June 30,	2012	2011	2012	2011	2012	2011	2012	2011
Total investment income	$255,709	$261,678	$22,775	$9,495	$—	$—	$278,484	$271,173
Net investment income	$101,835	$159,081	$21,604	$9,094	$—	$—	$123,439	$168,175
Other income	$91,803	$108,891	$6,597	$123	$—	$—	$98,400	$109,014
Net income (loss)	$172,838	$237,571	$2,779	$(373)	$(16,364)	$(35,927)	$159,253	$201,271

The following table shows total assets of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	Credit		Other		Reconciling Items		Total Consolidated
For the periods ended	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Total assets	$7,972,672	$8,487,702	$386,859	$158,639	$106	$887	$8,359,637	$8,647,228

Note 14. Subsequent Events

On July 26, 2012, the Company’s board of directors declared a cash distribution for the quarter ended June 30, 2012 on the Company’s common shares of $0.21 per share. The distribution is payable on August 23, 2012 to common shareholders of record as of the close of business on August 9, 2012.

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

Executive Overview

We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our manager with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that we hold are purchased via assignment or participation in the primary or secondary market.

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

Business Environment

During the second quarter of 2012, the high yield debt markets continued to experience overall price appreciation as evidenced through the leveraged loan and high yield bond indices, albeit at a slower pace compared to the first quarter of 2012. Specifically, the S&P/LSTA Loan Index returned 0.7% for the second quarter of 2012 (as compared to 0.2% for the second quarter of 2011 and 3.8% for the first quarter of 2012) and 4.5% for the first half of 2012 (as compared to 2.6% for the first half of 2011) while the Merrill Lynch High Yield Master II index returned 1.8% for the second quarter of 2012 (as compared to 1.0% for the second quarter of 2011 and 5.1% for the first quarter of 2012) and 7.1% for the first half of 2012 (as compared to 4.9% for the first half of 2011).

Interest rates in the U.S. remained low during the second quarter of 2012 with the three-month London interbank offered rate (“LIBOR”) rate at 0.46% as of June 30, 2012 compared to 0.25% as of June 30, 2011 and 0.47% as of March 31, 2012. As a result of the low interest rates, we saw a continual flow of assets offering a LIBOR floor.

In addition to our corporate debt portfolio, which is impacted by the factors above, we hold oil and natural gas properties, which are impacted by the relevant commodity prices. The Henry Hub Spot natural gas prices decreased to $2.81 million metric British thermal units (“mmBtu”) as of June 30, 2012 from $4.39 mmBtu as of June 30, 2011 and increased from $2.02 mmBtu as of March 31, 2012. Revenue earned on our oil and natural gas properties are dependent on volume as well as price. As such, commodity price volatility will impact our net income through other investment income and net realized and unrealized gains and losses on our commodity swaps.

Summary of Results

Our net income for the three and six months ended June 30, 2012 totaled $71.2 million (or $0.39 per diluted common share), and $159.3 million (or $0.87 per diluted common share), respectively, as compared to net income of $107.5 million (or $0.59 per diluted common share), and $201.3 million (or $1.10 per diluted common share), respectively, for the three and six months ended June 30, 2011. Net income for the three months ended June 30, 2012 consisted of net investment income of $85.6 million, other income totaling $19.5 million and non-investment expenses of $33.6 million. Comparatively, net income for the three months ended June 30, 2011 consisted of net investment income of $88.7 million, other income totaling $62.6 million and non-investment expenses of $36.4 million. Net income for the six months ended June 30, 2012 consisted of net investment income before a provision for loan losses of $169.9 million, a provision for loan losses of $46.5 million, other income totaling $98.4 million and non-investment expenses of $66.5 million. Comparatively, net income for the six months ended June 30, 2011 consisted of net investment income before a provision for loan losses of $179.8 million, a provision for loan losses of $11.7 million, other income totaling $109.0 million and non-investment expenses of $67.2 million.

Net investment income is comprised of total investment income, net of interest expense and provision for loan losses. Total investment income consists primarily of interest income and discount accretion from our investment portfolio, as well as other investment income from our working and royalty interests in oil and gas properties. Net investment income decreased $3.1 million from the three months ended June 30, 2011 to 2012 primarily due to $7.6 million of interest expense recorded in 2012 related to our senior note offerings from November 2011 and March 2012. Net investment income before a provision for loan losses decreased $9.9 million from the six months ended June 30, 2011 to 2012 primarily due to $13.3 million of interest expense on our senior notes offerings and $6.6 million of additional interest expense on our collateralized loan obligation secured debt, partially offset by $13.3 million of additional revenue earned from our interest ownership in oil and gas properties.

For the six months ended June 30, 2012, we recorded a provision for loan losses of $46.5 million as compared to $11.7 million for the same period in 2011. Reflecting the $46.5 million provision we recorded, our allowance for loan losses totaled $235.8 million as of June 30, 2012. Of this amount, $37.2 million reflected our allocated reserve and $198.6 million reflected our unallocated reserve.

Other income decreased $43.1 million for the three months ended June 30, 2011 to 2012, and $10.6 million for the six months ended June 30, 2011 to 2012, primarily as a result of larger realized gains on sales and paydowns of certain individual investments during 2011.

The components of net income for the three and six month periods ended June 30, 2012 and 2011 are detailed further below under “Results of Operations.”

Book value per share increased $ 0.38 from $9.41 as of December 31, 2011, and decreased $0.02 from $9.81 as of March 31, 2012 to $ 9.79 as of June 30, 2012. The decrease in book value per share from March 31, 2012 to June 30, 2012 was attributable to (i) an increase in accumulated other comprehensive loss, a component of shareholders’ equity, of $0.24 per share partially as a result of declines in value of certain interest rate swaps designated as cash flow hedges and (ii) the distribution to shareholders for the first quarter 2012 of $0.18 per common share, partially offset by (iii) earnings for the second quarter of $0.40 per basic common share.

Cash Distributions to Shareholders

On July 26, 2012, our board of directors declared a cash distribution for the quarter ended June 30, 2012 on our common shares of $0.21 per share. The distribution is payable on August 23, 2012 to common shareholders of record as of the close of business on August 9, 2012.

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

•                  Natural resources: Our natural resources strategy primarily consists of deploying capital to oil and gas opportunities by acquiring working interests in conventional producing properties, acquiring royalty interests in both producing properties and unconventional resource developments (i.e. emerging shale plays) and deploying capital to private equity, joint venture and partnership opportunities focused on the oil and gas sector.

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

•                  Commercial real estate:  Our commercial real estate strategy consists of deploying capital to domestic and foreign opportunities through debt or equity interests, as well as participation in joint ventures and partnerships in commercial real estate properties and fixed income instruments.

•                  Private equity: Our private equity strategy consists of deploying capital to private equity opportunities primarily on a side-by-side basis with KKR’s private equity funds.

Refer to “Investment Portfolio” below for a reconciliation of these six core strategies to the line items on our condensed consolidated balance sheets.

The majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of June 30, 2012, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $6.8 billion par amount or $6.4 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consist of the following as of June 30, 2012:

•                  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.2 billion and estimated fair value of $5.8 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 5.0%, of which 99.9% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 4.2%. The remaining 0.1% are fixed rate with a weighted average coupon of 11.5%.

•                  Corporate debt securities: Corporate debt securities consist of high yield bonds held through our CLOs with an aggregate par amount of $596.8 million and estimated fair value of $598.3 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 8.8%, of which 82.1% of the corporate debt securities are fixed rate with a weighted average coupon of 9.8%. The remaining 17.9% are floating rate with a weighted average coupon spread to LIBOR of 3.6%.

Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of June 30, 2012, the contractual notional balance of our amortizing interest rate swaps was $383.3 million.

These Cash Flow CLOs had aggregate secured debt outstanding totaling $5.1 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $322.3 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. As we hold the majority or all of the subordinated notes in each of the Cash Flow CLOs, we consolidate all of the Cash Flow CLOs and reflect all income and losses related to the assets in these Cash Flow CLOs on our condensed consolidated statement of operations even though a minority interest in two of our CLO transactions is not held by us.

The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager, an affiliate of our Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011. As a result, principal proceeds from the assets held in each of these three transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three and six months ended June 30, 2012, $433.0 million and $521.8 million, respectively, of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2006-1 and CLO 2007-1 will end their respective reinvestment periods during August 2012 and May 2014, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the three and six months ended June 30, 2012, $50.1 million and $55.2 million, respectively, of original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call in a CLO transaction by redeeming the notes and reinvesting the proceeds into a new CLO.

On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of June 30, 2012:

•                  CLO note holdings:  We hold $1.1 billion par amount of mezzanine and subordinated notes in our six Cash Flow CLO transactions. As our Cash Flow CLOs are consolidated under accounting principles generally accepted in the United States of America (“GAAP”), these holdings are not reflected on our condensed consolidated balance sheet as the assets and liabilities of our CLO subsidiaries are consolidated and our ownership interests in the Cash Flow CLOs are eliminated for consolidation.

•                  Corporate loans:  Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans have an aggregate par value of $212.3 million and estimated fair value of $130.0 million. These loans have a weighted average coupon of 6.3% and a weighted average coupon spread to LIBOR of 5.4%. In addition, we hold equity from one issuer with an estimated fair value of $26.3 million, which was restructured from a debt instrument to equity.

•                  Corporate debt securities:  Our corporate debt securities consist of high yield bonds. These corporate debt securities have an aggregate par value of $28.8 million and estimated fair value of $25.9 million. These debt securities have a weighted average coupon of 13.4%.

•                  Natural resources:  Our natural resources holdings consist of (i) private equity and joint venture transactions focused on the oil and gas sector with an aggregate cost basis of $93.5 million and an estimated fair value of $98.8 million, (ii) oil and gas working interests in proved developed and proved undeveloped properties with a carrying amount of $236.2 million, partially financed with $100.0 million borrowed under a non-recourse, asset-based credit facility, and (iii) overriding royalty interests with a carrying amount of $49.6 million.

•                  Special situations:  Our special situations holdings consist of (i) $197.0 million par amount of debt investments with an $128.6 million amortized cost and estimated fair value of $143.8 million, (ii) $27.2 million amortized cost of equity, including warrants, with an estimated fair value of $30.0 million, and (iii) $15.3 million amortized cost of other investments with an estimated fair value of $16.0 million. The $197.0 million par amount of debt has a weighted average coupon of 7.7%.

•                  Mezzanine:  Our mezzanine holdings consist of (i) $47.8 million par amount of debt with an estimated fair value of $46.4 million and (ii) $4.5 million amortized cost of equity with an estimated fair value of $4.7 million. The $47.8 million par amount of mezzanine debt has a weighted average coupon of 13.7%.

•                  Commercial real estate:  Our commercial real estate holding with a carrying value of $36.8 million was acquired during the second quarter of 2012.

•                  Private equity:  Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $50.6 million with an estimated fair value of $51.1 million.

•                  Residential mortgage-backed securities (“RMBS”):  Our RMBS have an aggregate par amount of $169.5 million with an estimated fair value of $87.9 million.

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

The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, RMBS, certain interests in joint ventures and partnerships and certain financial instruments classified as derivatives.

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

Interests in Joint Ventures and Partnerships:  Interests in joint ventures and partnerships include investments related to the oil and gas and commercial real estate sectors. Interests in joint ventures and partnerships are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on a market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include the price at which the investment was acquired, the nature of the investment, current market conditions, recent public market and private transactions for comparables, and financing transactions subsequent to the acquisition of the investment. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

Over-the-counter (“OTC”) Derivative Contracts:  OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, and equity prices. The fair value of OTC derivative products can be modeled using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and simulation models or a combination thereof. Many pricing models employ methodologies that have pricing inputs observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three and six months ended June 30, 2012, share-based compensation totaled $0.6 million and $1.2 million, respectively. As of June 30, 2012, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.4 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of June 30, 2012, the common share options were fully vested and expire in August 2014. As of June 30, 2012, future unamortized share-based compensation totaled $3.0 million, of which $1.1 million, $1.3 million and $0.6 million will be recognized in 2012, 2013 and beyond, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of June 30, 2012, the estimated fair value of our net derivative liabilities totaled $87.8 million.

Impairments

Securities Available-For-Sale

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

This process involves a considerable amount of judgment by our management. As of June 30, 2012, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $10.5 million, which if not recovered may result in the recognition of future losses. During the three and six months ended June 30, 2012, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $0.3 million and $1.0 million, respectively.

Long Lived Assets

We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis, whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties are assessed periodically on a property-by-property basis, and any impairment in value is recognized when incurred.

Based on certain events and circumstances that indicated a need for impairment, which may include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas and future inflation levels, we determined that an impairment was necessary in 2012. For the three and six months ended June 30, 2012, we recorded $2.9 million and $3.0 million, respectively, of impairments which are included in general, administrative and directors expenses on our condensed consolidated statements of operations. These impairments were recognized on certain fields in Texas related to working interests acquired during the fourth quarter of 2010. No impairments were recorded for the three and six months ended June 30, 2011.

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

Our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the loan’s observable estimated fair value may be used. We also estimate the probable credit losses inherent in our unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments is recorded in accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets.

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

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of June 30, 2012, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a significant impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses are assessed on a quarterly and annual basis. As of June 30, 2012, management believes that these estimates are appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

As of June 30, 2012, our allowance for loan losses totaled $235.8 million.

Results of Operations

Summary

The following discussion presents an analysis of our results of operations on a comparative basis for the three and six months ended June 30, 2012 and 2011. Our results of operations may be significantly affected by market fluctuations and current economic events, particularly in the fixed income and equity markets. A summary of key financial results are as follows (amounts in thousands, except per share information):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net investment income	$85,577	$88,723	$123,439	$168,175
Total other income	19,469	62,578	98,400	109,014
Total non-investment expenses	33,638	36,373	66,451	67,177
Income before income tax expense	71,408	114,928	155,388	210,012
Income tax expense (benefit)	203	7,424	(3,865)	8,741
Net income	$71,205	$107,504	$159,253	$201,271

Net income per share—diluted	$0.39	$0.59	$0.87	$1.10

Net Investment Income

The following table presents the components of our net investment income for the three and six months ended June 30, 2012 and 2011:

Comparative Net Investment Income Components

(Amounts in thousands)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Investment Income:
Corporate loans and securities interest income	$97,416	$92,509	$199,542	$189,635
Residential mortgage-backed securities interest income	3,108	3,927	6,070	7,959
Other investment income	11,768	6,628	22,868	9,574
Dividend income	367	4,486	531	4,669
Net discount accretion	27,891	28,293	49,473	59,336
Total investment income	140,550	135,843	278,484	271,173
Interest Expense:
Collateralized loan obligation secured debt	18,489	15,465	36,752	30,202
Credit facilities	1,264	742	2,296	1,452
Convertible senior notes	5,712	7,002	11,825	13,992
Junior subordinated notes	3,943	3,872	7,892	7,740
Senior notes	7,598	—	13,295	—
Interest rate swaps	5,595	5,681	11,180	11,342
Other interest expense	54	216	130	371
Total interest expense	42,655	32,978	83,370	65,099
Interest expense to affiliates	12,318	14,142	25,177	26,238
Provision for loan losses	—	—	46,498	11,661
Net investment income	$85,577	$88,723	$123,439	$168,175

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

As presented in the table above, net investment income decreased $3.1 million for the three months ended June 30, 2012 compared to the same period in 2011. Net investment income is comprised of total investment income, net of interest expense and provision for loan losses.

Total investment income, consisting primarily of interest income, other investment income and discount accretion from our investment portfolio, totaled $140.6 million for the three months ended June 30, 2012 and $135.8 million for the three months ended June 30, 2011, an increase of $4.7 million. This increase was primarily attributable to an increase in other investment income of $5.1 million and corporate loans and securities interest income of $4.9 million, partially offset by a reduction in dividend income of $4.1 million.

Other investment income increased $5.1 million from $6.6 million for the three months ended June 30, 2011 to $11.8 million for the three months ended June 30, 2012 primarily as the result of an increase in revenue earned on our working and royalty interests in oil and gas properties of $5.1 million. We began acquiring working and royalty interests in oil and gas properties during the fourth quarter of 2010. Specifically, we acquired working interests by funding, and partially financing through our asset-based borrowing facility, approximately: (i) $35.2 million, partially financed with $18.4 million, during the fourth quarter of 2010; (ii) $56.7 million, partially financed with $19.9 million, during the second quarter of 2011; (iii) $69.8 million, partially financed with $28.5 million, during the first quarter of 2012; and (iv) $84.3 million, partially financed with $30.2 million, during the second quarter of 2012. In addition, we acquired royalty interests by investing approximately $55.0 million during the first quarter of 2011. These amounts for working and royalty interests acquisitions included the purchase price of the asset, as well as costs related to the acquisitions. We expect that as we continue to grow our natural resources holdings, the related net revenue will steadily increase as production increases through the acquisition of additional oil and gas properties and drilling of existing undeveloped property. These revenues are included within the other segments (‘‘Other’’) for segment reporting purposes.

Corporate loans and securities interest income increased $4.9 million, from $92.5 million for the three months ended June 30, 2011 to $97.4 million for the three months ended June 30, 2012. As the majority of our corporate debt portfolio is floating rate indexed to three-month LIBOR, increases in these LIBOR rates will positively impact interest income. The $4.9 million increase in interest income was due to an increase of 0.70% in the weighted average coupon earned on our corporate debt portfolio, driven primarily by two factors: (i) an increase in interest rate spreads of 0.50% as a result of a higher yielding portfolio driven by LIBOR floors and attractive yield spreads seen in the current market as compared to 2011, as well as advantageous loan amendments which increased the rates of certain corporate loan positions; and (ii) an increase in average three-month LIBOR, which almost doubled from 0.25% to 0.46% over the comparative periods. As of June 30, 2012, approximately 42.4% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.4%, compared to approximately 28.4% of our floating rate corporate debt portfolio with a weighted average floor of 1.5% as of June 30, 2011.

These positive drivers were offset by reductions in the corporate debt portfolio.  The weighted average par balances for our corporate loan portfolio was $6.5 billion and $7.0 billion for the three months ended June 30, 2012 and 2011, respectively.  This reduction of $454.6 million in the weighted average par balance of our corporate loan portfolio from the three months ended June 30, 2011 to June 30, 2012 was the result of fewer purchases subsequent to June 30, 2011 within certain of our CLOs that ended their reinvestment period. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010 and both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods during the second quarter of 2011. Refer to “Investment Portfolio Overview” above for further discussion on the principal proceeds from the assets held in each of these CLO transactions used to amortize the outstanding balance of the CLO senior notes outstanding.

Offsetting these increases in total investment income was a $4.1 million decrease in dividend income earned, from $4.5 million for the three months ended June 30, 2011 to $0.4 million for the three months ended June 30, 2012, primarily as the result of a non-recurring dividend received from one investment in the prior period. In addition, accretion income decreased $0.4 million from the three months ended June 30, 2011 to 2012 as a net result of (i) a $2.9 million decline in recurring accretion income due to a smaller par balance and the continued paydown of legacy assets, which were previously purchased at larger discounts, partially offset by (ii) a $2.5 million increase in accelerated discount accretion as a result of additional paydowns.

Total interest expense increased $9.7 million for the three months ended June 30, 2012 from the same period in 2011 primarily due to $7.6 million of interest expense on our senior notes for the three months ended June 30, 2012. Our 8.375% and 7.500% 30-year senior notes were issued in November 2011 and March 2012, respectively, and therefore we recorded no interest expense on senior notes for the three months ended June 30, 2011.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

As presented in the table above, net investment income decreased $44.7 million for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to higher interest expense and the provision for loan losses, partially offset by the increase in total investment income.

Total investment income, consisting primarily of interest income, other investment income and discount accretion from our investment portfolio, totaled $278.5 million for the six months ended June 30, 2012 and $271.2 million for the six months ended June 30, 2011, an increase of $7.3 million. This increase was primarily attributable to an increase in other investment income primarily from revenue earned on our working and royalty interests in oil and gas properties of $13.3 million during the first half of 2012. Refer to the above three months comparison for additional discussion surrounding our natural resources acquisitions.

Furthermore, the increase in total investment income was attributable to $9.9 million of additional corporate loans and securities interest income earned primarily from a higher yielding corporate debt portfolio. At June 30, 2012, the three-month LIBOR rate was 0.46%, with an average rate of 0.49% for the six months ended June 30, 2012, compared to 0.25% at June 30, 2011, with an average rate of 0.29% for the six months ended June 30, 2011. In addition, the percentage of our floating rate corporate debt portfolio with LIBOR floors increased to 42.4% as of June 30, 2012 from 28.4% as of June 30, 2011. The incremental income earned from the increases in rates offset the impact of the decline in average balance of our corporate debt portfolio, primarily in the weighted average par balance of our corporate loan portfolio, which fell $207.6 million from $7.0 billion to $6.8 billion for the six months ended June 30, 2011 to June 30, 2012, respectively, largely as a result of the paydowns of assets held in CLOs, as described above.

Counterbalancing the increase in corporate loans and securities interest income was a decrease in net discount accretion of $9.9 million primarily due to additional paydowns during the six months ended June 30, 2011. These paydowns resulted in $5.2 million of higher accelerated discount accretion compared to the six months ended June 30, 2012.

Interest expense on our collateralized loan obligation secured debt increased as a result of the increase in LIBOR rates as described above combined with the fact that we closed CLO 2011-1 on March 31, 2011, partially offset by the amortization of outstanding senior notes for those CLOs that ended their reinvestment periods. As of June 30, 2011, we had $283.8 million of borrowings outstanding under CLO 2011-1. As CLO 2011-1 was subsequently upsized to $450.0 million on July 6, 2011, borrowings outstanding under the CLO 2011-1 agreement totaled $439.4 million as of September 30, 2011 and $381.3 million as of June 30, 2012.

The provision for loan losses totaled $46.5 million for the six months ended June 30, 2012 compared to $11.7 million for the six months ended June 30, 2011. The increase in provision for loan losses was largely as a result of an increase in the unallocated component of our allowance for loan losses based on a review of our unimpaired, held for investment loan portfolio, with particular sensitivity to the loans that we have designated as high risk within our internally assigned risk grades.

Other Income

The following table presents the components of other income for the three and six months ended June 30, 2012 and 2011:

Comparative Other Income Components

(Amounts in thousands)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Commodity swaps	$1,746	$407	$6,480	$123
Credit default swaps	233	(446)	2,284	(329)
Total rate of return swaps	—	28	141	59
Common stock warrants	(233)	296	503	1,014
Foreign exchange(1)	(5,376)	1,050	(3,889)	6,535
Options	—	(94)	—	(94)
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(3,630)	1,241	5,519	7,308
Net realized and unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value	3,016	609	6,063	(129)
Net realized and unrealized gain on investments(2)	19,059	58,470	83,369	98,484
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(2)	224	9	369
Impairment of securities available-for-sale and private equity at cost	(675)	(153)	(1,408)	(1,128)
Net loss on restructuring and extinguishment of debt	—	—	(445)	—
Other income	1,701	2,187	5,293	4,110
Total other income	$19,469	$62,578	$98,400	$109,014

(1)                                  Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                                  Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Total other income totaled $19.5 million for the three months ended June 30, 2012 as compared to $62.6 million for the three months ended June 30, 2011. This decrease of $43.1 million was driven primarily by lower net realized and unrealized gains on investments of $39.4 million. While both periods included significant realized gains from sales and paydowns of investments, the gains recorded during the three months ended June 30, 2011 exceeded those recorded during the same period in 2012. Specifically, during the second quarter of 2012, we had realizations totaling $20.8 million from the partial sale of one of our largest debt security holdings and $6.0 million from the paydown of a corporate loan investment. Comparatively, during the second quarter of 2011, we recognized a $28.8 million gain on a partial sale of one of our largest debt security holdings, $16.6 million gain on a partial sale of one of our largest corporate loan holdings and $10.9 million gain from the sale of one equity investment, at estimated fair value.

Additionally, the decline in net realized and unrealized gains on investments was impacted by a $2.5 million increase in the lower of cost or estimated fair value adjustment charge on our corporate loans held for sale portfolio, from a $13.9 million loss for the three months ended June 30, 2011 to a $16.5 million loss for the three months ended June 30, 2012, despite a much larger corporate loans held for sale portfolio at June 30, 2011 of $539.3 million compared to $183.9 million at June 30, 2012.

The decline in total other income was also attributable to a $6.4 million unfavorable variance in foreign exchange contracts and remeasurement, primarily in Euro-denominated investments.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Total other income totaled $98.4 million for the six months ended June 30, 2012 as compared to $109.0 million for the six months ended June 30, 2011. This decrease of $10.6 million from the six months ended June 30, 2011 to 2012 was primarily attributable to a $15.1 million decline in net realized and unrealized gain on investments, comprised primarily of a $39.4 million decrease in net realized and unrealized gain on equity investments, at estimated fair value, partially offset by a $17.1 million increase in net realized and unrealized gains on our corporate debt securities portfolio. Specifically, during the six months ended June 30, 2011, we recognized $45.4 million in gains, as described above, on partial sales from two of our largest corporate debt holdings. In comparison, during the six months ended June 30, 2012, we recognized a $20.8 million gain on a partial sale of another one of our largest debt security holdings and a $6.0 million gain from the paydown of a single corporate loan.

The comparative decrease in gains from sales and paydowns of investments was partially offset by a $6.3 million reduction in the lower of cost or estimated fair value charge on our corporate loans held for sale portfolio, from a loss of $12.4 million for the six months ended June 30, 2011 to a loss of $6.1 million for the six months ended June 30, 2012, as a result of less significant price declines in our corporate loans held for sale portfolio.

The decline in total other income was also attributable to a $1.8 million decrease in net realized and unrealized gains on derivatives and foreign exchange. This decline was largely attributable to: (i) a $10.4 million unfavorable variance in foreign exchange contracts and remeasurement, primarily in Euro-denominated investments, partially offset by (ii) a $6.4 million increase in net realized and unrealized gain on commodity swaps, primarily the result of declining oil and natural gas prices and (iii) a $2.6 million increase in net realized and unrealized gain on credit default swaps. As of June 30, 2012, we had purchased protection under credit default swaps with a notional amount of $86.7 million, as compared to zero as of June 30, 2011. We purchased protection to hedge economic exposure to declines in value of certain credit positions, the majority of which related to our foreign denominated special situations investments.

Partially offsetting the above contributors to the decline in other income was a $6.2 million increase in realized and unrealized gains on residential mortgage-backed securities, at estimated fair value from the six months ended June 30, 2011 to 2012. These gains were partially due to price appreciation on the securities from the six months ended June 30, 2011 to 2012.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three and six months ended June 30, 2012 and 2011:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Related party management compensation:
Base management fees	$7,162	$6,565	$14,164	$12,780
Incentive fees	4,058	16,146	13,728	28,159
Share-based compensation	416	307	799	1,941
CLO management fees	1,168	1,297	2,226	2,636
Related party management compensation	12,804	24,315	30,917	45,516
Professional services	1,308	1,691	3,204	3,123
Insurance	436	708	872	1,295
Directors’ expenses	249	396	967	931
Other general and administrative	18,841	9,263	30,491	16,312
Total non-investment expenses	$33,638	$36,373	$66,451	$67,177

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

As presented in the table above, our non-investment expenses decreased $2.7 million from the three months ended June 30, 2011 to the same period in 2012. The significant components of non-investment expense are described below.

Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fees increased by $0.6 million from the three months ended June 30, 2011 to the three months ended June 30, 2012 primarily due to an increase in “equity” resulting from net income earned throughout 2011 and into 2012.

Our Manager is also entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of $4.1 million were earned by the Manager during the three months ended June 30, 2012 as compared to $16.1 million during the three months ended June 30, 2011.

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

During the three months ended June 30, 2012 and 2011, the collateral manager waived the management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $8.1 million and $8.4 million, respectively. For the three months ended June 30, 2012 and 2011, we recorded an expense for CLO management fees totaling $1.1 million and $1.3 million, respectively.

Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursements due to the board of directors for their services.

Other general and administrative expenses increased $9.6 million from the three months ended June 30, 2011 to the same period in 2012, the majority of which was related to our working and royalty interests. As a result of our increased working and royalty interests acquisitions beginning from the fourth quarter of 2010, $9.0 million of additional expenses were incurred during the second quarter of 2012 compared to the second quarter of 2011. Our working and royalty interests holdings increased from $142.5 million carrying value as of June 30, 2011 to $285.8 million carrying value as of June 30, 2012. Accordingly, the associated costs of managing and operating the oil and natural gas properties, including the production and taxes on royalty interests, increased $3.8 million. Similarly, the depreciation, depletion and amortization for these natural resources investments increased $2.5 million from the three months ended June 30, 2011 to 2012. Lastly, of the $9.0 million increase, $2.9 million was attributable to an impairment charge recorded in the second quarter of 2012 on our oil and natural gas properties acquired during the fourth quarter of 2010. We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating costs could result in a reduction in undiscounted cash flows. All of these expenses, which relate to our working and royalty interests, are included within the Other segments for segment reporting purposes. We expect that as we continue to increase our holdings in natural resources assets, our total expenses will increase accordingly.

In addition, for the three months ended June 30, 2012 and 2011, other general and administrative expenses included expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. For the three months ended June 30, 2012 and 2011, we incurred reimbursable general and administrative expenses to our Manager of $1.9 million and $1.6 million, respectively.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

As presented in the table above, our non-investment expenses decreased $0.7 million from the six months ended June 30, 2011 to the same period in 2012. The significant components of non-investment expense are described below.

Base management fees increased by $1.4 million from the six months ended June 30, 2011 to the six months ended June 30, 2012 primarily due to an increase in “equity” resulting from net income earned throughout 2011 and into 2012. In addition, incentive fees of $13.7 million were earned by the Manager during the six months ended June 30, 2012 as compared to $28.2 million during the six months ended June 30, 2011.

During the six months ended June 30, 2012 and 2011, the collateral manager waived the management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $16.4 million and $17.2 million, respectively. For the six months ended June 30, 2012 and 2011, we recorded an expense for CLO management fees totaling $2.2 million and $2.6 million, respectively.

Other general and administrative expenses increased $14.2 million from the six months ended June 30, 2011 to the same period in 2012. The increase was primarily attributable to an increase of $15.2 million of expenses related to the acquisition, management and operation of our working and overriding royalty interests, including impairment and recurring charges for depreciation, depletion and amortization for our natural resources investments, as described above. Specifically, the associated costs of managing and operating the oil and natural gas properties, including the production and taxes on royalty interests, increased $4.9 million, while the depreciation, depletion and amortization for these natural resources investments increased $6.1 million from the six months ended June 30, 2011 to 2012. In addition, of the $15.2 million increase, $3.0 million was attributable to an impairment charge recorded in the second quarter of 2012 on oil and natural gas properties acquired during the fourth quarter of 2010. These expenses, which relate to our working and royalty interests, are included within the Other segments for segment reporting purposes. We expect that as we continue to increase our holdings in natural resources assets, our total expenses will increase accordingly, especially as certain acquisition and transaction costs are nonrecurring and expensed upfront at the time of purchase.

In addition, for the six months ended June 30, 2012 and 2011, other general and administrative expenses included expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. For the six months ended June 30, 2012 and 2011, we incurred reimbursable general and administrative expenses to our Manager of $3.9 million and $3.3 million, respectively.

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

During 2012, we owned equity interests in entities that each elected to be taxed as a real estate investment trust (a “REIT”) under the Code. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP condensed consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three and six months ended June 30, 2012 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders.

We recorded $0.2 million and $(3.9) million of federal and state tax expense (benefit) for the three and six months ended June 30, 2012, respectively. We recorded $7.4 million and $8.7 million of federal and state tax expense for the three and six months ended June 30, 2011, respectively. The most significant component of our tax expense (benefit) relates to our domestic taxable corporate subsidiaries.

Segment Reporting

We operate our business through multiple reportable business segments, which we have determined to be credit (‘‘Credit’’) and Other segments. Our segments are differentiated primarily by our investment focuses. The Credit segment includes primarily below investment grade corporate debt. The Other segments include all other portfolio holdings, including oil and natural gas working interests and overriding royalty interests, and commercial real estate investments.

Prior to 2011, we operated under a single business segment of Credit. However, during 2011, we began purchasing additional working interests and overriding royalty interests in oil and natural gas properties. As of December 31, 2011, we determined that we met certain segment reporting requirements and accordingly, we began disclosing information by segment based on our acquisition of additional natural resources assets, combined with our belief that other areas of investment focus including natural resources, while currently not significant, may become a significant part of our business. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how we review our operating results.

We evaluate the performance of our segments based on several components including total investment income, net investment income, other income (loss) and net income (loss). Certain corporate assets and expenses that are not directly related to the individual segments, including base management fees and professional services are allocated to individual segments based on the carrying value of the assets within those segments. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

The following table shows data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

For the three months	Credit		Other		Reconciling Items		Total Consolidated
ended June 30,	2012	2011	2012	2011	2012	2011	2012	2011
Total investment income	$128,828	$129,254	$11,722	$6,589	$—	$—	$140,550	$135,843
Net investment income	$74,555	$82,374	$11,022	$6,349	$—	$—	$85,577	$88,723
Other income	$17,606	$62,171	$1,863	$407	$—	$—	$19,469	$62,578
Net income	$80,080	$125,289	$(3,718)	$(231)	$(5,157)	$(17,554)	$71,205	$107,504

For the six months	Credit		Other		Reconciling Items		Total Consolidated
ended June 30,	2012	2011	2012	2011	2012	2011	2012	2011
Total investment income	$255,709	$261,678	$22,775	$9,495	$—	$—	$278,484	$271,173
Net investment income	$101,835	$159,081	$21,604	$9,094	$—	$—	$123,439	$168,175
Other income	$91,803	$108,891	$6,597	$123	$—	$—	$98,400	$109,014
Net income	$172,838	$237,571	$2,779	$(373)	$(16,364)	$(35,927)	$159,253	$201,271

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Consolidated net income decreased $36.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to a $43.1 million decline in consolidated total other income. The decline in consolidated total other income was primarily driven by the Credit segment, which had a $44.6 million reduction in other income due to comparatively larger realized gains from sales of assets in 2011. During the second quarter of 2011 alone, we recognized $45.4 million of realized gains from partial sales of two of our largest corporate debt holdings. The decline in other income was partially offset by a $4.7 million increase in consolidated total investment income. The increase in consolidated total investment income was primarily driven by Other segments, which increased $5.1 million from the prior period as a result of revenue earned on our working and overriding royalty interests as of June 30, 2011, as well as incremental revenue earned on the interests acquired subsequently. As of June 30, 2012, the carrying value of our working and royalty interests totaled $285.8 million as compared to $142.5 million as of June 30, 2011.

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Consolidated net income decreased $42.0 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 primarily due to a (i) $44.7 million decline in consolidated net investment income and (ii) $10.6 million decline in consolidated other income, partially offset by (iii) a favorable $12.6 million net change in consolidated income tax, which is included in consolidated net income. The $44.7 million decline in consolidated net investment income was primarily driven by a $46.5 million provision for loan losses recorded within the Credit segment during the first half of 2012, partially offset by a $12.5 million increase in net investment income in Other segments. This $12.5 million increase in Other segments was due to revenue earned on our working and overriding royalty interests as of June 30, 2011, as well as incremental revenue earned on the interests acquired subsequently. We expect that as we continue to grow our natural resources holdings, the related net revenue will steadily increase as production increases through the acquisition of additional oil and gas assets and drilling of existing undeveloped property.

The $10.6 million decline in consolidated other income was attributable to a $17.1 million decline in other income under the Credit segment, partially offset by a $6.5 million increase in other income under Other segments. The $17.1 million reduction in the Credit segment was due to comparatively larger realized gains from sales of certain corporate debt holdings during the first half of 2011 compared to the same period in 2012. The $6.5 million increase in Other segments was due to realized and unrealized gains on commodity derivatives, such as our swap contracts to partially hedge our forecasted oil, natural gas and natural gas liquid sales.

Consolidated income tax benefit totaled $3.9 million for the six months ended June 30, 2012 as compared to income tax expense of $8.7 million for the same period in 2011. The favorable $12.6 million variance was primarily due to the change in estimated fair value of a certain private equity investment held in a domestic taxable corporate subsidiary as of June 30, 2012 compared to June 30, 2011.

Investment Portfolio

Our investment portfolio primarily consists of corporate debt holdings, comprised of corporate loans and corporate debt securities. The details of our corporate debt portfolio are discussed below under “Corporate Debt Portfolio”. Also included in our investment portfolio are our other holdings, including oil and gas working and royalty interests, equity investments, and interests in joint ventures and partnerships, which are all discussed below under “Other Holdings”.

The following table summarizes the carrying value of our investment portfolio by strategy as of June 30, 2012 (amounts in thousands):

	Bank Loans & High Yield	Natural Resources	Special Situations	Mezzanine	Commercial Real Estate	Private Equity	Total
Corporate loans(1)	$6,088,833	$—	$47,774	$44,430	$—	$—	$6,181,037
Securities(2)	624,166	—	98,343	3,333	—	—	725,842
Equity investments, at estimated fair value(3)	32,037	37,466	32,844	4,271	—	51,059	157,677
Other assets(4)	—	347,141	15,330	330	36,758	75	399,634
Total	$6,745,036	$384,607	$194,291	$52,364	$36,758	$51,134	$7,464,190

(1)          Includes loans held for sale and loans at estimated fair value. Amounts presented are gross of allowance for loan losses totaling $235.8 million as of June 30, 2012.

(2)          Excludes our investments in residential mortgage-backed securities with an estimated fair value of $87.9 million and securities sold, not yet purchased with an estimated fair value of $9.4 million.

(3)          Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

(4)          Includes interests in joint ventures and partnerships.

The table above reconciles our assets as presented on our condensed consolidated balance sheets to our six core strategies, which differs from our reportable segments. For segment reporting purposes, the majority of our corporate debt portfolio and equity investments, at estimated fair value are included within our Credit segment. Our Other segments includes our oil and natural gas properties and commercial real estate investment (both of which are included in other assets on our condensed consolidated balance sheets) and excludes the private equity and interests in joint ventures and partnerships focused on the oil and gas sector (included in equity investments, at estimated fair value and other assets on our condensed consolidated balance sheets).

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

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $6.6 billion and $7.1 billion as of June 30, 2012 and December 31, 2011, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of June 30, 2012 and December 31, 2011. Loans that are not deemed to be held for sale are carried at amortized cost, net of allowance for loan losses, on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets. We also have certain loans that we elected to carry at estimated fair value.

Corporate Loans

(Amounts in thousands)

	June 30, 2012(1)				December 31, 2011(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$5,850,755	$5,648,507	$5,648,507	$5,449,816	$6,329,636	$6,085,696	$6,085,696	$5,826,951
Second lien	501,808	468,945	468,945	399,738	474,903	434,705	434,705	351,484
Subordinated	204,703	118,052	118,052	149,383	251,124	165,228	165,228	183,975
Subtotal	6,557,266	6,235,504	6,235,504	5,998,937	7,055,663	6,685,629	6,685,629	6,362,410
Lower of cost or fair value adjustment	—	(55,914)	—	—	—	(50,906)	—	—
Allowance for loan losses	—	(235,807)	—	—	—	(191,407)	—	—
Unrealized gains	—	1,447	—	—	—	83	—	—
Total	$6,557,266	$5,945,230	$6,235,504	$5,998,937	$7,055,663	$6,443,399	$6,685,629	$6,362,410

(1)                                  Includes loans held for sale and loans carried at estimated fair value.

As of June 30, 2012, $6.5 billion par amount, or 99.7%, of our corporate loan portfolio was floating rate and $18.4 million par amount, or 0.3%, was fixed rate. In addition, as of June 30, 2012, $273.4 million par amount, or 4.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 66.8% was denominated in Euros. As of December 31, 2011, $7.0 billion par amount, or 99.9%, of our corporate loan portfolio was floating rate and $9.4 million par amount, or 0.1%, was fixed rate. In addition, as of December 31, 2011, $278.5 million par amount, or 3.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 76.7% was denominated in Euros.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 5.1% as of June 30, 2012 and 4.6% as of December 31, 2011, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 4.3% as of June 30, 2012 and 3.9% as of December 31, 2011. The weighted average years to maturity of our floating rate corporate loans was 4.4 years and 4.1 years as of June 30, 2012 and December 31, 2011, respectively.

As of June 30, 2012, our fixed rate corporate loans had a weighted average coupon of 13.1% and a weighted average years to maturity of 1.7 years, as compared to 11.7% and 3.7 years, respectively, as of December 31, 2011.

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

The following table summarizes our recorded investment in non-accrual loans as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012	December 31, 2011
Non-accrual loans (recorded investment):
Impaired loans held for investment	$67,516	$68,692
Loans held for sale	97,779	99,999
Total non-accrual loans	$165,295	$168,691

The $3.4 million decrease in non-accrual loans from $168.7 million as of December 31, 2011 to $165.3 million as of June 30, 2012 was primarily due to foreign exchange remeasurement and paydowns. During the three and six months ended June 30, 2012, we recognized $2.3 million and $6.7 million, respectively, of interest income from cash receipts for loans on non-accrual status.  During the three and six months ended June 30, 2011, we recognized $1.7 million and $5.7 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

Impaired loans consist of loans held for investment where we have determined that it is more likely than not that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans on a recorded investment basis decreased from $68.7 million as of December 31, 2011 to $67.5 million as of June 30, 2012 due to $1.2 million of foreign exchange remeasurement and paydowns.

Defaulted Loans

Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements.  The balance of defaulted loans may be comprised of loans held for investment and loans held for sale. Loans that are held for sale are carried at the lower of amortized cost or estimated market value and, accordingly, no allowance for loan losses is maintained for such loans. In contrast, loans that are specifically identified as being impaired have a specific allocated reserve that represents the excess of the loan’s amortized cost amount over its estimated fair value.  Since defaulted loans may primarily consist of loans classified as held for sale and impaired loans consist of only loans held for investment, fluctuations in the balances of defaulted loans will not necessarily correspond to fluctuations in impaired loans. As of June 30, 2012, we held corporate loans that were in default with a total amortized cost of $26.8 million from one issuer. These loans in default were included in the loans for which the allocated component of our allowance for loan losses was related to, or for which we determined were loans held for sale as of June 30, 2012. As of December 31, 2011, we had no corporate loans in default.

Troubled Debt Restructurings

During the three and six months ended June 30, 2012 and 2011, there were no loan modifications that qualified as troubled debt restructurings.

During the three and six months ended June 30, 2012, we modified $619.3 million and $1.1 billion, respectively. During the three and six months ended June 30, 2011, we modified $661.0 million and $1.2 billion, respectively, amortized cost of corporate loans, respectively, that did not qualify as troubled debt restructurings. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance For Loan Losses

The following table summarizes the changes in our allowance for loan losses for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Balance at beginning of year	$235,807	$198,582	$191,407	$209,030
Provision for loan losses	—	—	46,498	11,661
Charge-offs	—	(9,708)	(2,098)	(31,817)
Balance at end of year	$235,807	$188,874	$235,807	$188,874

As of June 30, 2012 and December 31, 2011, we had an allowance for loan loss of $235.8 million and $191.4 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the loan’s observable estimated fair value may be used.

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

As of June 30, 2012, the allocated component of our allowance for loan losses totaled $37.2 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $82.1 million and an aggregate recorded investment of $67.5 million. As of December 31, 2011, the allocated component of our allowance for loan losses totaled $33.8 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $83.5 million and an aggregate recorded investment of $68.7 million.

The unallocated component of our allowance for loan losses totaled $198.6 million and $157.6 million as of June 30, 2012 and December 31, 2011, respectively. As discussed above, we estimate the unallocated reserve by first categorizing our corporate loans held for investment portfolio based on their assigned risk grade and then based on the seniority of the loan in the issuer’s capital structure. Of the three internally assigned risk grades, as of June 30, 2012, we had loans issued from eleven issuers with an aggregate par value of $1.2 billion and amortized cost amount of $1.1 billion that we classified as high risk. Approximately 85% of the amortized cost balance of loans classified as high risk consisted of the following holdings: i) $311.8 million amortized cost amount of loans issued by Modular Space Corporation; ii) $309.8 million amortized cost amount of loans issued by Texas Competitive Electric Holdings Company LLC; iii) $205.6 million amortized cost amount of loans issued by First Data Corporation; iv) $69.3 million amortized cost amount of loans issued by Realogy Corporation; and, v) $60.9 million amortized cost amount of loans issued by Caesars Entertainment Operating Company.

During the three and six months ended June 30, 2012, we recorded charge-offs totaling zero and $2.1 million, respectively, comprised primarily of loans transferred to loans held for sale. During the three and six months ended June 30, 2011, we recorded charge-offs totaling $9.7 million and $31.8 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

The following table summarizes the changes in our loans held for sale balance for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011
Loans Held for Sale:
Beginning balance	$297,708	$869,808	$317,332	$463,628
Transfers in	16,937	105,758	63,014	688,636
Transfers out	(58,375)	(191,036)	(65,879)	(288,891)
Sales, paydowns, restructurings and other	(55,871)	(231,336)	(124,469)	(311,746)
Lower of cost or estimated fair value adjustment(1)	(16,465)	(13,924)	(6,064)	(12,357)
Net carrying value	$183,934	$539,270	$183,934	$539,270

(1)                                  Represents the recorded net adjustment to earnings for the respective period.

As of June 30, 2012, we had $183.9 million of loans held for sale, a decrease of $133.4 million from December 31, 2011 primarily due to the sale and paydown of certain loans, as well as the net transfer of loans from held for sale to held for investment as described below.

During the three and six months ended June 30, 2012 and 2011, we transferred $16.9 million and $63.0 million, respectively, of loans from held for investment to held for sale. During the three and six months ended June 30, 2011, we transferred $105.8 million and $688.6 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during the three and six months ended June 30, 2012, we transferred $58.4 million and $65.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment at the lower of cost or estimated fair value. During the three and six months ended June 30, 2011, we transferred $191.0 million and $288.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment. These transfers back to held for investment occurred as circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

We recorded a $16.5 million and $6.1 million net charge to earnings for the three and six months ended June 30, 2012, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $183.9 million as of June 30, 2012. We recorded a $13.9 million and $12.4 million net charge to earnings for the three and six months ended June 30, 2011, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $539.3 million as of June 30, 2011.

Concentration Risk

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2012, approximately 47% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC, and Modular Space Corporation, which combined represented $994.1 million, or approximately 16% of the aggregated amortized cost basis of the our corporate loans. As of December 31, 2011, approximately 47% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $992.5 million, or approximately 15% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $743.7 million and $869.7 million as of June 30, 2012 and December 31, 2011, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets.

The following table summarizes our corporate debt securities portfolio stratified by type as of June 30, 2012 and December 31, 2011:

Corporate Debt Securities

(Amounts in thousands)

	June 30, 2012(1)				December 31, 2011(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$312,544	$302,127	$293,097	$302,127	$312,876	$298,467	$294,472	$298,467
Senior unsecured	369,203	361,552	328,589	361,552	465,948	448,407	395,932	448,407
Subordinated	61,960	57,027	40,782	57,027	90,881	76,040	67,501	76,040
Total	$743,707	$720,706	$662,468	$720,706	$869,705	$822,914	$757,905	$822,914

(1)                                  In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the condensed consolidated statements of operations.

As of June 30, 2012, $594.0 million par amount, or 79.9%, of our corporate debt securities portfolio was fixed rate and $149.7 million par amount, or 20.1%, was floating rate. In addition, as of June 30, 2012, $47.9 million par amount, or 6.4%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 77.0% was denominated in Euros. As of December 31, 2011, $660.5 million, or 75.9%, of our corporate debt securities portfolio was fixed rate and $209.2 million, or 24.1%, was floating rate. In addition, as of December 31, 2011, $72.4 million par amount, or 8.3%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 67.5% was denominated in Euros.

As of June 30, 2012, our fixed rate corporate debt securities had a weighted average coupon of 9.5% and a weighted average years to maturity of 5.2 years, as compared to 9.6% and 6.0 years, respectively, as of December 31, 2011. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 6.7% as of June 30, 2012 and 6.0% as of December 31, 2011, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 5.9% as of June 30, 2012 and 5.3% as of December 31, 2011. The weighted average years to maturity of our floating rate corporate debt securities was 2.5 years and 2.8 years as of June 30, 2012 and December 31, 2011, respectively.

During the three and six months ended June 30, 2012, we recorded $0.1 million and $0.8 million, respectively, of impairment losses for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer. During the three and six months ended June 30, 2011, we recorded no impairment losses for corporate debt securities that we determined to be other-than-temporarily impaired.

As of June 30, 2012 and December 31, 2011, we had no corporate debt securities in default.

Concentration Risk

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2012, approximately 44% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the two largest concentrations of debt securities in securities issued by SandRidge Energy, Inc. and First Data Corporation, which combined represented $89.2 million, or approximately 12% of the estimated fair value of our corporate debt securities. As of December 31, 2011, approximately 46% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the two largest concentrations of debt securities in securities issued by First Data Corporations and SandRidge Energy, Inc., which combined represented $138.3 million, or approximately 17% of the estimated fair value of our corporate debt securities.

Other Holdings

Our other holdings primarily consist of working and royalty interests, marketable and private equity investments, as well as interests in joint ventures and partnerships.

Natural Resources Holdings

Our natural resources holdings include working interests in producing oil and natural gas fields located in Texas, Mississippi and Louisiana. As of June 30, 2012 and December 31, 2011, the working interests had a carrying value of $236.2 million and $86.9 million, respectively. These interests are in both proved developed and proved undeveloped properties, with the majority of our exposure to natural gas, followed by natural gas liquids and then oil. The acquisition of these working interests was partially financed with $100.0 million of borrowings through a five-year $151.4 million non-recourse, asset-based credit facility maturing November 5, 2015.

In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties, but most of the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of June 30, 2012 and December 31, 2011, had a carrying value of $49.6 million and $51.7 million, respectively.

Our natural resources properties are located in the United States, primarily in Texas. Working interests reserves as of June 30, 2012 totaled 176,543 millions of cubic feet equivalent (“mmcfe”), of which approximately 67% was proved developed producing, 23% was proved undeveloped and 10% was proved developed non-producing. At June 30, 2012, our working and royalty interests had 1,376 and 140 gross producing wells, respectively. Working interests reserves as of December 31, 2011 totaled 73,095 mmcfe, of which approximately 59% was proved developed producing, 27% was proved undeveloped and 14% was proved developed non-producing. At December 31, 2011, our working and royalty interests had 259 and 94 gross producing wells, respectively. Working interest reserves represent estimates prepared based on estimates of underground accumulations of natural gas, natural gas liquids and oil that cannot be measured in an exact manner.

Equity Holdings

As of June 30, 2012, our equity investments consisted of (i) marketable equity securities (included in securities on our condensed consolidated balance sheet) with an aggregate cost amount and estimated fair value of $5.1 million, (ii) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $0.5 million, and (iii) equity investments carried at estimated fair value, with an aggregate cost amount of $145.1 million and an estimated fair value of $157.7 million. Equity investments carried at estimated fair value primarily consist of private equity investments. In comparison, as of December 31, 2011, our equity investments consisted of (i) marketable equity securities (included in securities on our condensed consolidated balance sheet) with an aggregate cost amount of $12.8 million and estimated fair value of $13.2 million, (ii) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with both an aggregate cost amount and estimated fair value of $0.8 million, and (iii) equity investments, carried at estimated fair value, with an aggregate cost amount of $180.9 million and estimated fair value of $189.8 million.

Interests in Joint Ventures and Partnerships Holdings

As of June 30, 2012, our interests in joint ventures and partnerships had an aggregate cost amount of $99.4 million and estimated fair value of $98.1 million.

Portfolio Purchases

We made investment portfolio purchases of $529.0 million and $1.1 billion during the three and six months ended June 30, 2012, respectively, as compared to $884.9 million and $1.9 billion for the three and six months ended June 30, 2011, respectively, primarily comprised of the following purchases by strategy. All amounts presented are on a trade date cost basis.

Portfolio Purchases

(Dollar amounts in thousands)

For the three months ended June 30, 2012	Bank Loans & High Yield	Natural Resources	Special Situations	Commercial Real Estate	Mezzanine	Private Equity	Total
Corporate loans	$314,603	$—	$10,273	$—	$—	$—	$324,876
Securities	35,277	—	22,222	—	—	—	57,499
Equity investments, at estimated fair value	—	—	1,744	—	—	—	1,744
Other assets(1)	—	107,285	832	36,758	—	—	144,875
Total	$349,880	$107,285	$35,071	$36,758	$—	$—	$528,994
% of total	66.1%	20.3%	6.7%	6.9%	0.0%	0.0%	100.0%

(1)          Includes other investments, at estimated fair value, interests in joint ventures and partnerships, as well as working and overriding royalty interests in oil and natural gas properties.

For the three months ended June 30, 2011	Bank Loans & High Yield	Natural Resources	Special Situations	Commercial Real Estate	Mezzanine	Private Equity	Total
Corporate loans	$733,760	$—	$557	$—	$—	$—	$734,317
Securities	85,895	—	3,963	—	—	—	89,858
Equity investments, at estimated fair value	—	—	3,586	—	—	2,668	6,254
Other assets(1)	—	54,100	365	—	—	—	54,465
Total	$819,655	$54,100	$8,471	$—	$—	$2,668	$884,894
% of total	92.6%	6.1%	1.0%	0.0%	0.0%	0.3%	100.0%

(1)          Includes other investments, at estimated fair value, interests in joint ventures and partnerships, as well as working and overriding royalty interests in oil and natural gas properties.

For the six months ended June 30, 2012	Bank Loans & High Yield	Natural Resources	Special Situations	Commercial Real Estate	Mezzanine	Private Equity	Total
Corporate loans	$769,329	$—	$25,081	$—	$—	$—	$794,410
Securities	37,821	—	33,988	—	—	—	71,809
Equity investments, at estimated fair value	1,882	—	1,972	—	—	5,000	8,854
Other assets(1)	—	185,067	6,739	36,758	—	—	228,564
Total	$809,032	$185,067	$67,780	$36,758	$—	$5,000	$1,103,637
% of total	73.3%	16.8%	6.1%	3.3%	0.0%	0.5%	100.0%

(1)          Includes other investments, at estimated fair value, interests in joint ventures and partnerships, as well as working and overriding royalty interests in oil and natural gas properties.

For the six months ended June 30, 2011	Bank Loans & High Yield	Natural Resources	Special Situations	Commercial Real Estate	Mezzanine	Private Equity	Total
Corporate loans	$1,569,351	$—	$26,528	$—	$9,847	$—	$1,605,726
Securities	129,166	—	10,605	—	—	—	139,771
Equity investments, at estimated fair value	—	—	7,678	—	631	15,416	23,725
Other assets(1)	—	109,102	3,492	—	—	—	112,594
Total	$1,698,517	$109,102	$48,303	$—	$10,478	$15,416	$1,881,816
% of total	90.3%	5.8%	2.5%	0.0%	0.6%	0.8%	100.0%

(1)          Includes other investments, at estimated fair value, interests in joint ventures and partnerships, as well as working and overriding royalty interests in oil and natural gas properties.

Shareholders’ Equity

Our shareholders’ equity at both June 30, 2012 and December 31, 2011 totaled $1.7 billion. Included in our shareholders’ equity as of June 30, 2012 and December 31, 2011 is accumulated other comprehensive loss totaling $ 46.6 million and $35.6 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2012 was $1.7 billion and 16.4% and $1.7 billion and 18.4%, respectively. Our average shareholders’ equity and return on average shareholders’ equity for the three and six months ended June 30, 2011 was $1.8 billion and 24.4% and $1.7 billion and 23.4%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of June 30, 2012 and December 31, 2011 was $ 9.79 and $9.41, respectively, and was computed based on 178,393,521 and 178,145,482 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively.

On February 2, 2012, our board of directors declared a cash distribution for the quarter ended December 31, 2011 of $0.18 per share to common shareholders of record on February 16, 2012. The distribution was paid on March 1, 2012. In addition, on February 2, 2012, our board of directors declared a special cash distribution for the year ended December 31, 2011 of $0.08 per share to common shareholders of record on March 15, 2012. The distribution was paid on March 29, 2012.

On April 24, 2012, our board of directors declared a cash distribution for the quarter ended March 31, 2012 of $0.18 per share to shareholders of record on May 8, 2012. The distribution was paid on May 22, 2012.

On July 26, 2012, our board of directors declared a cash distribution for the quarter ended June 30, 2012 of $0.21 per share to shareholders of record on August 9, 2012. The distribution is payable on August 23, 2012.

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

As of June 30, 2012, we had a $112.0 million principal amount outstanding on our 7.0% convertible senior notes (the “7.0% Notes”), which we repaid in full on July 13, 2012. As of June 30, 2012, we had unrestricted cash and cash equivalents totaling $473.8 million, of which we subsequently used $112.0 million to redeem the principal amount outstanding of our 7.0% Notes.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization (“OC Test”) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As of June 30, 2012, all our Cash Flow CLOs were in compliance with certain compliance tests (specifically, their respective OC Tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

On March 31, 2011, we closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, we entered into a senior loan agreement (the “CLO 2011-1 Agreement”) through which CLO 2011-1 was able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. On July 6, 2011, we amended the CLO 2011-1 Agreement to upsize the transaction to $600.0 million, whereby CLO 2011-1 was able to borrow up to an additional $150.0 million, or total of $450.0 million. Under the amended CLO 2011-1 Agreement, the CLO 2011-1 senior loan matures on August 15, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month LIBOR plus 1.35%. In addition, concurrent with the amendment to increase the size of CLO 2011-1, the transaction was amended to reduce the par value ratio test (“PVR Test”) from 133.33% to 120.0%. Under CLO 2011-1, if the PVR Test is below 120.0%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 120.0%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below 35% of the total committed transaction size, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan. As of June 30, 2012, we had $381.3 million of borrowings outstanding under the CLO 2011-1 Agreement.

Sources of Funds

Senior Notes Offerings

On March 20, 2012, we issued $115.0 million par amount of 7.500% senior notes (“7.500% Senior Notes”) due March 20, 2042, resulting in net proceeds of $111.4 million. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year.

On November 15, 2011, we issued $258.8 million par amount of 8.375% senior notes (“8.375% Senior Notes”) due November 15, 2041, resulting in net proceeds of $250.7 million. Interest on the 8.375% Senior Notes is paid quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Cash Flow CLO Transactions

As of June 30, 2012, we had six Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior secured notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior secured notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager was $322.3 million as of June 30, 2012 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

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

The following table summarizes the PVR Test for CLO 2011-1. This information is based on the June 2012 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$495,352
Par value test minimum	120.0%
Par value test ratio	133.3%
Cushion / (Excess)	$50,840
Par value portfolio collateral value	$508,404
Outstanding loan balance	$381,303

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of June 30, 2012, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the key tests and metrics for each of our CLOs. This information is based on the June 2012 monthly reports, which are prepared by the independent third party trustee for each CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the June 2012 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the June 2012 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$731,557	$749,818	$1,041,623	$3,349,025	$1,014,135
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	584.7%	888.0%	569.5%	778.5%	601.8%
CCC amount	$83,304	$102,870	$193,176	$537,961	$165,575
CCC percentage of portfolio	11.4%	13.7%	18.5%	16.1%	16.3%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	150.4%	145.9%	160.6%	180.9%	156.5%
Cushion / (Excess)	$143,039	$114,276	$106,765	$387,709	$223,580
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	117.1%	122.8%	137.1%	126.0%	122.0%
Cushion / (Excess)	$64,789	$93,992	$164,786	$150,993	$94,029

During the three and six months quarter ended June 30, 2012, we issued $17.5 million par amount and $59.5 million par amount, respectively, of CLO 2007-1 class D notes for proceeds of $13.2 million and $45.1 million, respectively. In addition, during the three months ended June 30, 2012, we issued $11.3 million par amount of CLO 2007-A class C notes for proceeds of $10.6 million.

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

As of June 30, 2012, we had no borrowings outstanding under the 2014 Facility.

Asset-Based Borrowing Facility

On June 15, 2012, we entered into an amendment to our credit agreement to further increase our five-year non-recourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, from $137.2 million to $151.4 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us.

As of June 30, 2012, we had $100.0 million of borrowings outstanding under the 2015 Natural Resources Facility. In addition, under the 2015 Natural Resources Facility, we had a letter of credit outstanding totaling $1.0 million.

As of June 30, 2012, we believe we were in compliance with the covenant requirements for both credit facilities above.

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

During the first quarter of 2012, we repurchased $23.1 million par amount of our 7.0% Notes. These transactions resulted in us recording a loss of $0.4 million and a $0.2 million write-off of unamortized debt issuance costs. During 2011, we repurchased $45.5 million par amount of our 7.0% Notes, which resulted in us recording a loss of $1.7 million and a write-off of $0.1 million of unamortized debt issuance costs.  On July 13, 2012, we repaid in full our $112.0 million of outstanding 7.0% Notes, which matured on July 15, 2012.

Off-Balance Sheet Commitments

As of June 30, 2012, we had committed to purchase corporate loans with aggregate commitments totaling $127.3 million. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of June 30, 2012, we had unfunded financing commitments totaling $7.1 million for corporate loans and approximately $106.8 million for other assets, including equity investments, at estimated fair value and interests in joint ventures and partnerships.

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

We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat as majority-owned subsidiaries for purposes of the 40% test entities, including those that issue CLOs, in which we own at least 50% of the outstanding voting securities or that are otherwise structured consistent with applicable SEC staff guidance. Some of our subsidiaries may rely solely on the exceptions from the definition of “investment company” found in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned for purposes of the Investment Company Act, together with any other “investment securities” that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, many of our majority-owned subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, the securities of those subsidiaries that we own and hold are not investment securities for purposes of the Investment Company Act. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary’s compliance with its applicable exception and our freedom of action relating to such a subsidiary, and that of the subsidiary itself, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on the exception provided by Rule 3a-7 under the Investment Company Act, while our subsidiaries that are taxed as REITs for United States federal income tax purposes, generally rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

We sometimes refer to our subsidiaries that rely on Section 3(c)(5)(C) of the Investment Company Act, as our “REIT subsidiaries.” Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” the SEC’s Division of Investment Management, or the “Division,” has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company’s assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, “qualifying real estate assets”), and at least 25% of the company’s assets consist of real estate-related assets (reduced by the excess of the company’s qualifying real estate assets over the required 55%), leaving no more than 20% of the company’s assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division’s interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiaries might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

Based on current guidance, our REIT subsidiaries classify investments in mortgage loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate on which we retain the unilateral right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our REIT subsidiaries consider agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the United States government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered by our REIT subsidiaries to be a real estate-related asset.

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our REIT subsidiaries’ investment in non-agency mortgage-backed securities is the “functional equivalent” of owning the underlying mortgage loans, our REIT subsidiaries may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets are classified by our REIT subsidiaries as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our REIT subsidiaries own, our REIT subsidiaries will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our REIT subsidiaries acquire securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our REIT subsidiaries will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our REIT subsidiaries will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our REIT subsidiaries own more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our REIT subsidiaries will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our REIT subsidiaries own), whether our REIT subsidiaries own the entire amount of each such class and whether our REIT subsidiaries would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our REIT subsidiaries would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of June 30, 2012, $321.3 million par amount, or 4.4%, of our corporate debt portfolio was denominated in foreign currencies, of which 68.3% was denominated in Euros. In addition, as of June 30, 2012, $114.1 million par amount, or 37.4%, of other assets, which includes our equity investments at estimated fair value and interests in joint ventures and partnerships, was denominated in foreign currencies, of which 50.1% was denominated in Euros and 27.7% was denominated in Canadian dollars.

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

We are exposed to basis risk between our investments and our borrowings. Interest rates on our floating rate investments and our variable rate borrowings do not reset on the same day or with the same frequency and, as a result, we are exposed to basis risk with respect to index reset frequency. Our floating rate investments may reprice on indices that are different than the indices that are used to price our variable rate borrowings and, as a result, we are exposed to basis risk with respect to repricing index. The basis risks noted above, in addition to other forms of basis risk that exist between our investments and borrowings, could have a material adverse impact on our future net interest margins.

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. As of June 30, 2012, approximately 42.4% of our corporate debt portfolio had LIBOR floors with a weighted average floor of 1.4%. Based on our variable rate investments and variable rate borrowings as of June 30, 2012, we estimated that net interest income would be negatively impacted by approximately $8.9 million annually in the event interest rates were to increase by 1% and would be positively impacted by approximately $27.4 million annually in the event rates were to increase by 3%.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our interest rate swaps was $508.3 million as of June 30, 2012.

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

The following table summarizes the estimated net fair value of our derivative instruments held at June 30, 2012 (amounts in thousands):

	As of June 30, 2012
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$508,333	$(101,900)
Free-Standing Derivatives:
Commodity swaps	—	10,155
Credit default swaps—protection sold	3,000	20
Credit default swaps—protection purchased	(86,737)	2,878
Foreign exchange forward contracts	(256,974)	(9,994)
Foreign exchange options	130,207	8,254
Common stock warrants	—	2,834
Total	$297,829	$(87,753)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of June 30, 2012 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Cash flow interest rate swaps	$(2,847)	$—	$—	$(99,053)	$(101,900)
Free-Standing Derivatives:
Commodity swaps	3,894	4,810	1,451	—	10,155
Credit default swaps—protection sold	20	—	—	—	20
Credit default swaps—protection purchased	(82)	—	2,960	—	2,878
Foreign exchange forward contracts	2,222	(12,178)	(38)	—	(9,994)
Foreign exchange options	—	8,254	—	—	8,254
Total	$3,207	$886	$4,373	$(99,053)	$(90,587)

Commodity Price Risk

Certain of our natural resources holdings, including our working interests in producing oil and natural gas fields are subject to fluctuations in the prices of natural gas, natural gas liquids and oil, which may cause our revenues and cash flows to be volatile. As of June 30, 2012, natural gas comprised approximately 69% of our total working interests reserves, while natural gas liquids and oil comprised approximately 29% and 2%, respectively. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into, and expect to continue to use, commodity swaps for our working interests. Our policy has been to hedge a majority portion of the total estimated oil, natural gas and natural gas liquid production on our working interests for a specified amount of time. We currently use commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive-fixed, pay-floating swaps for certain years through 2016. Our unhedged production may expose us to commodity price declines or alternatively, provide the potential upside from commodity price increases. Our price hedging strategy and future hedging transactions, including the prices at which we hedge our production, are dependent upon several factors, including expected production and commodities prices at the time we enter into these transactions.

We do not designate any of our commodity derivatives as cash flow hedges. As such, the changes in fair value of these instruments are recorded in current period earnings. For the three and six months ended June 30, 2012, we had $1.8 million and $2.7 million, respectively, of commodity derivatives settlements, which are settled monthly. The estimated fair value of our commodity swaps as of June 30, 2012 totaled $10.2 million. As a significant portion of our commodity derivatives hedge the majority of our estimated natural gas production through 2015, a 40% decrease in the future prices of natural gas as compared to the future prices at June 30, 2012 would result in an estimated unhedged production value decrease of less than $3.5 million for any year through 2015.

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2012 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2012, our non-employee directors deferred $0.1 million of cash compensation in exchange for 5,423 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. On May 22, 2012, our non-employee directors deferred $0.1 million of cash distribution in exchange for 4,260 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof.

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

Date: August 8, 2012