Form 10-Q
period 2012-09-30
KKR Financial Holdings LLC
filed 2012-11-08
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of the registrant’s common shares outstanding as of November 1, 2012 was 178,437,078.

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$331,366	$392,154
Restricted cash and cash equivalents	735,099	399,620
Securities	570,511	922,603
Corporate loans, net (includes $137,946 and $317,332 loans held for sale as of September 30, 2012 and December 31, 2011, respectively)	5,845,421	6,443,399
Equity investments, at estimated fair value ($20,129 and $12,222 pledged as collateral as of September 30, 2012 and December 31, 2011, respectively)	194,624	189,845
Derivative assets	23,348	28,463
Interest and principal receivable	32,725	62,124
Other assets	522,058	209,020
Total assets	$8,255,152	$8,647,228
Liabilities
Collateralized loan obligation secured debt	$5,013,433	$5,540,037
Collateralized loan obligation junior secured notes to affiliates	296,857	365,848
Credit facilities	107,789	38,300
Convertible senior notes	165,697	299,830
Senior notes	362,155	250,676
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	57,165	24,680
Accrued interest payable	18,089	25,536
Accrued interest payable to affiliates	6,856	6,561
Related party payable	21,752	11,078
Derivative liabilities	121,417	125,333
Total liabilities	6,454,727	6,971,396
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common shares, no par value, 500,000,000 shares authorized, and 178,437,078 and 178,145,482 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Paid-in-capital	2,761,640	2,759,478
Accumulated other comprehensive loss	(68,438)	(35,619)
Accumulated deficit	(892,777)	(1,048,027)
Total shareholders’ equity	1,800,425	1,675,832
Total liabilities and shareholders’ equity	$8,255,152	$8,647,228

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Net investment income:
Loan interest income	$101,988	$104,197	$313,684	$316,498
Securities interest income	18,791	20,143	62,180	64,772
Oil and gas revenue	21,487	9,963	44,262	19,458
Other investment income	1,068	137	1,692	4,885
Total investment income	143,334	134,440	421,818	405,613
Interest expense	40,418	32,604	123,788	97,703
Interest expense to affiliates	12,954	12,688	38,131	38,926
Provision for loan losses	—	2,533	46,498	14,194
Net investment income	89,962	86,615	213,401	254,790
Other income (loss):
Net realized and unrealized gain (loss) on investments	72,440	(24,531)	154,410	73,194
Net realized and unrealized loss on derivatives and foreign exchange	(8,102)	(7,603)	(2,583)	(295)
Net realized and unrealized gain on residential mortgage-backed securities, at estimated fair value	3,624	2,274	9,687	2,145
Net loss on restructuring and extinguishment of debt	—	(1,736)	(445)	(1,736)
Other income	5,371	2,290	10,664	6,400
Total other income (loss)	73,333	(29,306)	171,733	79,708
Non-investment expenses:
Related party management compensation	26,602	8,198	57,519	53,714
General, administrative and directors expenses	23,282	8,554	55,612	27,092
Professional services	1,130	1,134	4,334	4,257
Total non-investment expenses	51,014	17,886	117,465	85,063
Income before income tax expense (benefit)	112,281	39,423	267,669	249,435
Income tax expense (benefit)	317	(397)	(3,548)	8,344
Net income	$111,964	$39,820	$271,217	$241,091

Net income per common share:
Basic	$0.63	$0.22	$1.52	$1.35
Diluted	$0.61	$0.22	$1.48	$1.32

Weighted-average number of common shares outstanding:
Basic	177,862	177,723	177,815	177,493
Diluted	183,431	180,220	182,440	181,304

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Net income	$111,964	$39,820	$271,217	$241,091
Other comprehensive loss:
Unrealized losses on securities available-for-sale	(24,572)	(103,538)	(34,399)	(128,546)
Unrealized gains (losses) on cash flow hedges	2,767	(40,636)	1,580	(42,463)
Total other comprehensive loss	(21,805)	(144,174)	(32,819)	(171,009)
Comprehensive income (loss)	$90,159	$(104,354)	238,398	70,082

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
Balance at January 1, 2012	178,145	$2,759,478	$(35,619)	$(1,048,027)	$1,675,832
Net income	—	—	—	271,217	271,217
Other comprehensive loss	—	—	(32,819)	—	(32,819)
Cash distributions on common shares	—	—	—	(115,967)	(115,967)
Grant of restricted common shares	302	—	—	—	—
Repurchase and cancellation of common shares	(10)	(96)	—	—	(96)
Share-based compensation expense related to restricted common shares	—	2,258	—	—	2,258
Balance at September 30, 2012	178,437	2,761,640	(68,438)	(892,777)	1,800,425

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Cash flows from operating activities:
Net income	$271,217	$241,091
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss on derivatives and foreign exchange	2,583	295
Net loss on restructuring and extinguishment of debt	445	1,736
Write-off of debt issuance costs	1,381	1,977
Lower of cost or estimated fair value adjustment on corporate loans held for sale	(1,294)	56,165
Provision for loan losses	46,498	14,194
Impairment charges	12,067	2,619
Share-based compensation	2,258	2,691
Net realized and unrealized gain on residential mortgage-backed securities, at estimated fair value	(9,687)	(2,145)
Net realized and unrealized gain on investments	(161,874)	(131,978)
Depreciation and net amortization	(44,018)	(67,588)
Changes in assets and liabilities:
Interest receivable	12,249	484
Other assets	(17,997)	9,766
Related party payable	10,674	(9,301)
Accounts payable, accrued expenses and other liabilities	6,400	11,791
Accrued interest payable	(7,447)	(6,859)
Accrued interest payable to affiliates	295	1,263
Net cash provided by operating activities	123,750	126,201
Cash flows from investing activities:
Principal payments from corporate loans	1,462,505	1,295,055
Principal payments from securities available-for-sale and other securities, at estimated fair value	59,078	87,676
Principal payments from residential mortgage-backed securities, at estimated fair value	5,875	5,348
Proceeds from sale of corporate loans	304,946	426,181
Proceeds from sale of securities available-for-sale and other securities, at estimated fair value	448,165	146,683
Proceeds from sale of equity investments	15,290	14,457
Proceeds from securities sold, not yet purchased	26,792	41,095
Purchases of corporate loans	(1,095,851)	(2,022,446)
Purchases of securities available-for-sale and other securities, at estimated fair value	(95,008)	(203,314)
Purchases of equity and other investments	(283,751)	(153,355)
Cover securities sold, not yet purchased	(8,222)	(39,320)
Net proceeds, purchases, and settlements of derivatives	(7,150)	1,201
Net change in restricted cash and cash equivalents	(335,479)	250,005
Net cash provided by (used in) investing activities	497,190	(150,734)
Cash flows from financing activities:
Issuance of collateralized loan obligation secured debt	92,607	439,409
Retirement of collateralized loan obligation secured debt	(702,789)	(474,723)
Retirement of collateralized loan obligation junior secured notes to affiliates	—	(276)
Proceeds from credit facilities	69,489	19,900
Repayment of convertible senior notes	(135,531)	(46,833)
Proceeds from senior notes	111,418	—
Distributions on common shares	(115,967)	(87,285)
Issuance of common shares	—	1,297
Repurchase and cancellation of common shares	(96)	(1,297)
Other capitalized costs	(859)	(2,179)
Net cash used in financing activities	(681,728)	(151,987)
Net decrease in cash and cash equivalents	(60,788)	(176,520)
Cash and cash equivalents at beginning of period	392,154	313,829
Cash and cash equivalents at end of period	$331,366	$137,309
Supplemental cash flow information:
Cash paid for interest	$143,882	$117,656
Net cash paid for income taxes	$106	$1,235
Non-cash investing and financing activities:
Issuance of restricted common shares	$2,849	$2,755
Loans transferred from held for investment to held for sale	$86,969	$817,924
Loans transferred from held for sale to held for investment	$114,871	$376,971

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

The Company finances the majority of its corporate debt investments through its CLOs. As of September 30, 2012, the Company’s six CLOs held $6.4 billion par amount, or $6.1 billion estimated fair value, of corporate debt investments. As of December 31, 2011, the Company’s six CLOs held $7.4 billion par amount, or $6.8 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of September 30, 2012, the aggregate CLO debt totaled $5.0 billion of secured debt outstanding held by unaffiliated third parties and $296.9 million of junior secured notes outstanding held by an affiliate of the Manager. As of December 31, 2011, the aggregate CLO debt totaled $5.5 billion of secured debt outstanding held by unaffiliated third parties and $365.8 million of junior secured notes outstanding held by an affiliate of the Manager.

The Company consolidates all non-VIEs in which it holds a greater than 50 percent voting interest.

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

Corporate Debt Securities:  Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on yield analysis techniques, for which the key inputs are based on relative value analyses, which incorporate similar instruments from similar issuers. In addition, an illiquidity discount is typically applied where appropriate.

Equity Investments, at Estimated Fair Value:  Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization (“EBIDTA”) exit multiples. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is typically applied where appropriate.

Interests in Joint Ventures and Partnerships:  Interests in joint ventures and partnerships include certain equity investments related to the oil and gas and commercial real estate sectors. Interests in joint ventures and partnerships are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on an income (discounted cash flow) approach, in which various internal and external factors are considered and key inputs include the weighted average cost of capital. In addition, an illiquidity discount is typically applied where appropriate.

Over-the-counter (“OTC”) Derivative Contracts:  OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, and equity prices. OTC derivatives are initially valued using quoted market prices, if available, or models using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and/or simulation models in the absence of quoted market prices. Many pricing models employ methodologies that have pricing inputs observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

Residential Mortgage-Backed Securities, at Estimated Fair Value:  Residential mortgage-backed securities are initially valued at transaction price and are subsequently valued using industry recognized models (including Intex and Bloomberg) and data for similar instruments (e.g., nationally recognized pricing services or broker quotes). The most significant inputs to the valuation of these instruments are default and loss expectations and constant prepayment rates.

Key unobservable inputs that have a significant impact on the Company’s Level 3 valuations as described above are included in Note 12. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if the Company only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

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

The Company may modify corporate loans in transactions where the borrower is experiencing financial difficulty and a concession is granted to the borrower as part of the modification. These concessions may include one or a combination of the following: a reduction of the stated interest rate; payment extensions; forgiveness of principal; or an exchange of assets. Such modifications typically qualify as troubled debt restructurings. In order to determine whether the borrower is experiencing financial difficulty, an evaluation is performed including the following considerations: whether the borrower is or will be in payment default on any of his or her debt in the foreseeable future without the modification; whether there is a potential for a bankruptcy filing; whether there is a going-concern issue; or whether the borrower is unable to secure financing elsewhere. The Company may also identify receivables that are newly considered impaired and discloses the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired.

Corporate loans which have been modified in a troubled debt restructuring are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at either the fair market value or the present value of estimated future cash flows using the respective loan’s effective rate at inception. Impairments associated with troubled debt restructurings are included within the allocated component of the Company’s allowance for loan losses.

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

Oil and Natural Gas Properties

Oil and natural gas producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, are charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found. Lease acquisition costs are capitalized when incurred. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain nonproducing leasehold costs are expensed as incurred.

Expenditures for repairs and maintenance are charged to expense as incurred.

The capitalized costs of producing oil and natural gas properties are depleted on a field-by-field basis using the units-of-production method based on the ratio of current production to estimated total net proved oil, natural gas and natural gas liquids reserves. Proved developed reserves are used in computing depletion rates for drilling and development costs and total proved reserves are used for depletion rates of leasehold costs.

Estimated dismantlement and abandonment costs for oil and natural gas properties, net of salvage value, are capitalized at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.

Oil and Gas Revenue Recognition

Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The Company follows the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on the Company’s working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup its entitled share through future production. Under the sales method, no receivables are recorded when the Company has taken less than its share of production and no payables are recorded when the Company has taken more than its share of production.

Long-Lived Assets

The Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis, whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties are assessed periodically on a property-by-property basis, and any impairment in value is recognized when incurred. For the three and nine months ended September 30, 2012, the Company recorded $0.3 million and $3.3 million, respectively, of impairments which are included in general, administrative and directors expenses in the condensed consolidated statements of operations. No impairments were recorded for the three and nine months ended September 30, 2011.

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

The Company owns equity interests in entities that have elected or intend to elect to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

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

Note 3. Earnings per Share

The following table presents a reconciliation of basic and diluted net income per common share for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands, except per share information), as well as the distributions declared per common share during the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30		Nine months ended September 30
	2012	2011	2012	2011
Net income	$111,964	$39,820	$271,217	$241,091
Less: Dividends and undistributed earnings allocated to participating securities	355	99	889	921
Net income applicable to common shareholders	$111,609	$39,721	$270,328	$240,170

Basic:
Basic weighted average shares outstanding	177,862	177,723	177,815	177,493
Net income per share	$0.63	$0.22	$1.52	$1.35

Diluted:
Basic weighted average shares outstanding	177,862	177,723	177,815	177,493
Dilutive effect of convertible senior notes	5,569	2,497	4,625	3,811
Diluted weighted average shares outstanding(1)	183,431	180,220	182,440	181,304
Net income per share	$0.61	$0.22	$1.48	$1.32

Distributions declared per common share	$0.21	$0.18	$0.65	$0.49

(1)                                  Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the three and nine months ended September 30, 2012 and 2011.

Note 4. Securities

The Company accounts for securities based on the following categories: (i) securities available-for-sale, which are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss; (ii) other securities, at estimated fair value, with unrealized gains and losses recorded in the condensed consolidated statements of operations; and (iii) residential mortgage-backed securities, at estimated fair value, with unrealized gains and losses recorded in the condensed consolidated statements of operations.

The following table summarizes the Company’s securities as of September 30, 2012, which are carried at estimated fair value (amounts in thousands):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate debt securities	$419,342	$33,554	$(6,171)	$446,725
Common and preferred stock	3,506	466	—	3,972
Total securities available-for-sale	422,848	34,020	(6,171)	450,697
Other securities, at estimated fair value(1)	25,380	7,924	(360)	32,944
Residential mortgage-backed securities, at estimated fair value(1)	182,507	7,225	(102,862)	86,870
Total securities	$630,735	$49,169	$(109,393)	$570,511

(1)                                  Unrealized gains and losses are recorded in earnings.

The following table summarizes the Company’s securities as of December 31, 2011, which are carried at estimated fair value (amounts in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate debt securities	$741,438	$75,442	$(13,637)	$803,243
Common and preferred stock	12,766	444	—	13,210
Total securities available-for-sale	754,204	75,886	(13,637)	816,453
Other securities, at estimated fair value(1)	16,467	3,225	(21)	19,671
Residential mortgage-backed securities, at estimated fair value(1)	209,502	4,132	(127,155)	86,479
Total securities	$980,173	$83,243	$(140,813)	$922,603

(1)                                  Unrealized gains and losses are recorded in earnings.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2012
Corporate debt securities	$58,920	$(5,266)	$12,810	$(905)	$71,730	$(6,171)
December 31, 2011
Corporate debt securities	$252,467	$(10,562)	$32,876	$(3,075)	$285,343	$(13,637)

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

During the three and nine months ended September 30, 2012, the Company recognized losses totaling $7.4 million and $8.2 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. During both the three and nine months ended September 30, 2011, the Company recognized losses totaling $1.5 million for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2012, the Company recognized losses totaling zero and $0.2 million, respectively, for common and preferred stock that it determined to be other-than-temporarily impaired. During both the three and nine months ended September 30, 2011, the Company had no common and preferred stock that it determined to be other-than-temporarily impaired.

As of both September 30, 2012 and December 31, 2011, the Company had no corporate debt securities in default.

Securities available-for-sale sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Gross realized gains	$42,108	$33,881	$77,075	$70,822
Gross realized losses	—	—	(12)	(477)
Net realized gains(1)	$42,108	$33,881	$77,063	$70,345

(1)                                  Excludes net realized losses and gains from paydowns and restructurings totaling $(0.3) million and $16.0 million for the three and nine months ended September 30, 2012, respectively. Excludes net realized gains from paydowns and restructurings totaling zero and $0.4 million for the three and nine months ended September 30, 2011, respectively. Also, excludes an impairment charge of $7.4 million and $8.4 million for investments which were determined to be other-than-temporarily impaired for the three and nine months ended September 30, 2012, respectively.

The Company’s securities available-for-sale portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2012, approximately 54% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the three largest concentrations of securities available-for-sale in securities issued by Laureate Education, Inc., Avaya, Inc. and Accellent Inc., which combined represented $86.9 million, or approximately 19% of the estimated fair value of the Company’s securities available-for-sale. As of December 31, 2011, approximately 46% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the three largest concentrations of securities available-for-sale in securities issued by First Data Corporation, SandRidge Energy, Inc. and Equinox Holdings Inc., which combined represented $174.3 million, or approximately 21% of the estimated fair value of the Company’s securities available-for-sale.

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	As of September 30, 2012	As of December 31, 2011
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$389,488	$710,734
Total	$389,488	$710,734

As of September 30, 2012 and December 31, 2011, no other securities, at estimated fair value or RMBS were pledged as collateral for the Company’s borrowings.

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

The following table summarizes the Company’s corporate loans as of September 30, 2012 (amounts in thousands):

	September 30, 2012
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,050,355	243,948	44,817	6,339,120
Net unamortized discount	(146,227)	(95,906)	(17,056)	(259,189)
Total amortized cost	5,904,128	148,042	27,761	6,079,931
Lower of cost or fair value adjustment	—	(10,096)	—	(10,096)
Allowance for loan losses	(225,882)	—	—	(225,882)
Unrealized gains	—	—	1,468	1,468
Net carrying value	$5,678,246	$137,946	$29,229	$5,845,421

(1)                                  Principal amount is net of cumulative charge-offs and other adjustments totaling $51.8 million as of September 30, 2012.

The following table summarizes the Company’s corporate loans as of December 31, 2011 (amounts in thousands):

	December 31, 2011
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,501,679	$470,562	$3,655	$6,975,896
Net unamortized discount	(187,381)	(102,324)	(562)	(290,267)
Total amortized cost	6,314,298	368,238	3,093	6,685,629
Lower of cost or fair value adjustment	—	(50,906)	—	(50,906)
Allowance for loan losses	(191,407)	—	—	(191,407)
Unrealized gains	—	—	83	83
Net carrying value	$6,122,891	$317,332	$3,176	$6,443,399

(1)                                  Principal amount is net of cumulative charge-offs and other adjustments totaling $79.8 million as of December 31, 2011.

Allowance For Loan Losses

As of September 30, 2012 and December 31, 2011, the Company had an allowance for loan losses of $225.9 million and $191.4 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$235,807	$188,874	$191,407	$209,030
Provision for loan losses	—	2,533	46,498	14,194
Charge-offs	(9,925)	—	(12,023)	(31,817)
Ending balance	$225,882	$191,407	$225,882	$191,407

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	September 30, 2012	December 31, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$225,882	$191,407
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	—
	$225,882	$191,407
Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$5,922,137	$6,334,232
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	—
	$5,922,137	$6,334,232

(1)           Recorded investment is defined as amortized cost plus accrued interest.

As of September 30, 2012, the allocated component of the allowance for loan losses totaled $76.7 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $398.7 million and an aggregate recorded investment of $362.4 million. As of December 31, 2011, the allocated component of the allowance for loan losses totaled $33.8 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $83.5 million and an aggregate recorded investment of $68.7 million.

During the three months ended September 30, 2012, the Company determined that its Texas Competitive Electric Holdings Company LLC (“TXU”) loans, with an aggregate amortized cost of $310.4 million, were impaired. Accordingly, the Company increased its allocated reserve to account for the reclassification of TXU from the unallocated component to the allocated component of the allowance for loan losses.

The following table summarizes the Company’s recorded investment and unpaid principal balance in impaired loans, as well as the related allowance for credit losses as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded	$11,210	$27,582	$—	$—	$—	$—
With an allowance recorded	351,233	371,083	76,656	68,692	83,452	33,836
Total	$362,443	$398,665	$76,656	$68,692	$83,452	$33,836

The following table summarizes the Company’s average recorded investment in impaired loans and interest income recognized for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	For the three months ended September 30, 2012		For the three months ended September 30, 2011		For the nine months ended September 30, 2012		For the nine months ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded	$5,605	$103	$—	$—	$2,803	$103	$4,055	$—
With an allowance recorded	209,375	3,941	62,982	633	139,117	5,722	78,993	1,672
Total	$214,980	$4,044	$62,982	$633	$141,920	$5,825	$83,048	$1,672

As of September 30, 2012 and December 31, 2011, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans are on non-accrual status, the Company’s non-accrual loans also include those held for sale that are measured at the lower of cost or fair value and are not reflected in the table above.

The following table summarizes the Company’s recorded investment in non-accrual loans as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	September 30, 2012	December 31, 2011
Impaired loans held for investment	$362,443	$68,692
Loans held for sale	73,457	99,999
Total non-accrual loans	$435,900	$168,691

The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $8.4 million, which included $4.0 million for impaired loans that were held for investment and $4.4 million for non-accrual loans held for sale, for the three months ended September 30, 2012 and $15.1 million, which included $5.8 million for impaired loans that were held for investment and $9.3 million for non-accrual loans held for sale, for the nine months ended September 30, 2012. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were non-accrual was $4.0 million, which included $0.6 million for impaired loans that were held for investment and $3.4 million for non-accrual loans held for sale, for the three months ended September 30, 2011 and $9.7 million, which included $1.7 million for impaired loans that were held for investment and $8.0 million for non-accrual loans held for sale, for the nine months ended September 30, 2011.

The Company did not have any corporate loans past due at September 30, 2012 and 2011.

The unallocated component of the allowance for loan losses totaled $149.2 million and $157.6 million as of September 30, 2012 and December 31, 2011, respectively. As described in Note 2 to these condensed consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of September 30, 2012 and December 31, 2011 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment September 30, 2012 (1)	Recorded Investment December 31, 2011 (1)
High	Senior Secured Loan	$461,460	$926,258
	Second Lien Loan	286,969	310,971
	Subordinated	10,307	14,392
		$758,736	$1,251,621
Moderate	Senior Secured Loan	$811,354	$645,939
	Second Lien Loan	7,793	—
	Subordinated	35,864	6,951
		$855,011	$652,890
Low	Senior Secured Loan	$3,779,620	$4,184,094
	Second Lien Loan	93,045	65,695
	Subordinated	73,282	111,240
		$3,945,947	$4,361,029
	Total Unallocated	$5,559,694	$6,265,540
	Total Allocated	362,443	68,692
	Total Loans Held for Investment	$5,922,137	$6,334,232

(1)   Recorded investment is defined as amortized cost plus accrued interest.

During the three and nine months ended September 30, 2012, the Company recorded charge-offs totaling $9.9 million and $12.0 million, respectively, comprised primarily of a loan that was restructured and loans transferred to loans held for sale. During the three and nine months ended September 30, 2011, the Company recorded charge-offs totaling zero and $31.8 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As of September 30, 2012 and December 31, 2011, the Company had $137.9 million and $317.3 million of loans held for sale, respectively. During the three and nine months ended September 30, 2012, the Company transferred $24.0 million and $87.0 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and nine months ended September 30, 2011, the Company transferred $129.3 million and $817.9 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices.

Also, during the three and nine months ended September 30, 2012, the Company transferred $49.0 million and $114.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment at the lower of cost or estimated fair value. During the three and nine months ended September 30, 2011, the Company transferred $88.1 million and $377.0 million amortized cost amount, respectively, from loans held for sale back to loans held for investment. These transfers back to held for investment occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

The Company recorded a $7.4 million and $1.3 million reduction to the lower of cost or estimated fair value adjustment during the three and nine months ended September 30, 2012, respectively, for certain loans held for sale, which had a carrying value of $137.9 million as of September 30, 2012. Comparatively, the Company recorded a $43.8 million and $56.2 million net charge to earnings for the lower of cost or estimated fair value adjustment during the three and nine months ended September 30, 2011, respectively, for certain loans held for sale, which had a carrying value of $500.5 million as of September 30, 2011.

Defaulted Loans

As of September 30, 2012 and December 31, 2011, the Company had no corporate loans in default.

Troubled Debt Restructurings

During both the three and nine months ended September 30, 2012, the Company exchanged an aggregate recorded investment of $67.7 million of loans from a single issuer for new loans of varying extended maturities and equity with a combined estimated fair value of $25.6 million, in a modification which qualified as a troubled debt restructuring. The interest rate did not change as a result of this modification. Prior to the restructuring, certain of the loans were included in the allocated component of the allowance for loan losses, while the remaining loans were in loans held for sale and were on non-accrual status. The difference between the recorded investment of the loans and the estimated fair value of the new loans and equity was charged-off against the allowance for loan losses and the lower of cost or estimated fair value allowance. The new loans were included in the allocated component of the allowance for loan losses and in loans held for sale and will be maintained on non-accrual status until performance has been demonstrated by the borrower for a suitable period of time, while the equity was carried at estimated fair value. The loans modified in the troubled restructuring were not in default at September 30, 2012. The Company did not have any loans that qualified as troubled debt restructurings at December 31, 2011.

As of September 30, 2012, there were no commitments to lend additional funds to the borrower whose loans had been modified in the troubled debt restructuring. The Company did not modify any loans that qualified as troubled debt restructurings during the three and nine months ended September 30, 2011.

The Company modified $346.7 million and $1.4 billion amortized cost of corporate loans during the three and nine months ended September 30, 2012, respectively, that did not qualify as troubled debt restructurings. The Company modified zero and $1.2 billion amortized cost of corporate loans during the three and nine months ended September 30, 2011, respectively. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2012, approximately 46% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $994.8 million or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans. As of December 31, 2011, approximately 47% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $992.5 million, or approximately 15% of the aggregated amortized cost basis of the Company’s corporate loans.

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans and corporate loans held for sale pledged as collateral as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	As of September 30, 2012	As of December 31, 2011
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$5,812,047	$6,448,404
Total	$5,812,047	$6,448,404

As of September 30, 2012 and December 31, 2011, no corporate loans carried at estimated fair value were pledged as collateral for the Company’s borrowings.

Note 6. Borrowings

Certain information with respect to the Company’s borrowings as of September 30, 2012 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$482,441	0.81%	1,669	$575,516
CLO 2005-2 senior secured notes	515,617	0.77	1,883	667,492
CLO 2006-1 senior secured notes	683,266	0.79	2,155	927,805
CLO 2007-1 senior secured notes	2,075,040	0.99	3,149	2,189,919
CLO 2007-1 junior secured notes(2)	207,939	—	3,149	219,451
CLO 2007-A senior secured notes	668,554	1.57	1,841	745,935
CLO 2007-A junior secured notes(3)	10,145	—	1,841	11,320
CLO 2011-1 senior debt	370,431	1.80	2,145	464,386
Total collateralized loan obligation secured debt	5,013,433			5,801,824
CLO 2007-1 junior secured notes to affiliates(4)	249,415	—	3,149	263,223
CLO 2007-A junior secured notes to affiliates(5)	47,442	—	1,841	52,934
Total collateralized loan obligation junior secured notes to affiliates	296,857			316,157
Senior secured credit facility	—	3.61	580	—
Asset-based borrowing facility(6)	107,789	2.61	1,131	233,161
Total credit facilities	107,789			233,161
7.5% Convertible senior notes	165,697	7.50	1,568	—
8.375% Senior notes	250,720	8.38	10,638	—
7.500% Senior notes	111,435	7.50	10,763	—
Junior subordinated notes	283,517	5.49	8,804	—
Total borrowings	6,229,448			$6,351,142

(1)                                  Collateral for borrowings consists of corporate loans, securities available-for-sale and equity investments, at estimated fair value.

(2)                                  CLO 2007-1 junior secured notes consist of $202.1 million of mezzanine notes with a weighted average borrowing rate of 2.9% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)                                 CLO 2007-A junior secured notes consist of $5.5 million of mezzanine notes with a weighted average borrowing rate of 7.1% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(4)                                  CLO 2007-1 junior secured notes to affiliates consist of $119.1 million of mezzanine notes with a weighted average borrowing rate of 6.4% and $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(5)                                  CLO 2007-A junior secured notes to affiliates consist of $36.9 million of mezzanine notes with a weighted average borrowing rate of 7.6% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

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

CLO Debt

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011, and CLO 2006-1 ended its reinvestment period during the third quarter of 2012. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three and nine months ended September 30, 2012, $114.9 million and $636.7 million, respectively, of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. During the three and nine months ended September 30, 2011, $253.1 million and $474.7 million, respectively, of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2007-1 will end its reinvestment period during May 2014. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the three and nine months ended September 30, 2012, $10.9 million and $66.1 million, respectively, of original CLO 2011-1 senior notes were repaid. No original CLO 2011-1 senior notes were repaid during the three and nine months ended September 30, 2011.

On March 31, 2011, the Company closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, the Company entered into a senior loan agreement (the “CLO 2011-1 Agreement”) through which CLO 2011-1 was able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. On July 6, 2011, the Company amended the CLO 2011-1 Agreement to upsize the transaction to $600.0 million, whereby CLO 2011-1 is able to borrow up to an additional $150.0 million, or total of $450.0 million. Under the amended CLO 2011-1 Agreement, the CLO 2011-1 senior loan matures on August 15, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month London interbank offered rate (“LIBOR”) plus 1.35%. As of September 30, 2012 and December 31, 2011, the Company had $370.4 million and $436.5 million, respectively, of borrowings outstanding under the CLO 2011-1 Agreement.

During the three and nine months ended September 30, 2012, the Company issued $59.5 million par amount and $119.0 million par amount, respectively, of CLO 2007-1 class D notes for proceeds of $49.4 million and $94.5 million, respectively. In addition, during the three and nine months ended September 30, 2012, the Company issued zero and $11.3 million par amount, respectively, of CLO 2007-A class C notes for proceeds of $10.6 million. During the three and nine months ended September 30, 2011, there were no notes issued by the Company.

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

As of September 30, 2012, the Company had no borrowings outstanding under the 2014 Facility.

Asset-Based Borrowing Facility

On June 15, 2012, the Company entered into an amendment to its credit agreement to further increase its five-year nonrecourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, from $137.2 million to $151.4 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company.

As of September 30, 2012 and December 31, 2011, the Company had $107.8 million and $38.3 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility.

As of September 30, 2012, the Company believes it was in compliance with the covenant requirements for both credit facilities.

Convertible Debt

In 2010, the Company issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”), resulting in net proceeds of $167.3 million. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company’s right to terminate the conversion rights of the notes. The Company may satisfy its obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by the Company or a combination thereof. As of September 30, 2012, the conversion rate for each $1,000 principal amount of 7.5% Notes was 139.5987 common shares (equal to a conversion price of approximately $7.16 per share). The Company may elect to terminate the conversion rights effective on or after January 15, 2013 if the closing sale price of the shares exceeds 150% of the conversion price then in effect for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date the Company provides notice of its election to terminate the conversion rights.

In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company’s condensed consolidated balance sheet as of September 30, 2012. The remaining liability component of $165.7 million, included within convertible senior notes on the Company’s condensed consolidated balance sheet as of September 30, 2012, is comprised of the principal $172.5 million less the unamortized debt discount of $6.8 million. The total debt discount amortization recognized for the three and nine months ended September 30, 2012 was $0.4 million and $1.0 million, respectively. The debt discount will continue to be amortized at the effective interest rate of 8.6%. The total debt discount amortization recognized for the three and nine months ended September 30, 2011 was $0.3 million and $0.9 million, respectively. For the three and nine months ended September 30, 2012, the total interest expense recognized on the 7.5% Notes was $3.2 million and $9.7 million, respectively. For the three and nine months ended September 30, 2011, the total interest expense recognized on the 7.5% Notes was $3.2 million and $9.7 million, respectively.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	As of September 30, 2012		As of December 31, 2011
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$508,333	$(99,104)	$508,333	$(100,718)
Free-Standing Derivatives:
Commodity swaps	—	3,416	—	7,371
Credit default swaps—protection sold	3,000	16	33,500	(7,177)
Credit default swaps—protection purchased	(64,772)	196	—	—
Total rate of return swaps	—	—	—	152
Foreign exchange forward contracts	(294,956)	(13,495)	(234,524)	(12,224)
Foreign exchange options	130,207	7,334	130,207	13,394
Common stock warrants	—	3,568	—	2,332
Total	$281,812	$(98,069)	$437,516	$(96,870)

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

In September 2011, the Company entered into a $25.0 million notional pay-fixed, receive-variable interest rate swap. The swap has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in the interest payments of the Company’s floating rate junior subordinated notes due to fluctuations in the indexed rate. The hedged transaction period is through July 2037, which is the stated maturity of the floating rate debt. As of September 30, 2012, the total interest rate swaps used to hedge a portion of the interest rate risk associated with the Company’s floating rate junior subordinated notes was $125.0 million.

The following table shows the net losses recognized in other comprehensive loss related to derivatives in cash flow hedging relationships for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Gains (losses) recognized in other comprehensive loss on cash flow hedges	$2,767	$(40,636)	$1,580	$(42,463)

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three and nine months ended September 30, 2012 and 2011, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

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

Gains and losses on free-standing derivatives are reported in the condensed consolidated statements of operations in net realized and unrealized loss on derivatives and foreign exchange. Unrealized (losses) gains represent the change in fair value of the derivative instruments and are noncash items.

Credit Default Swaps

A CDS is a contract in which the contract buyer pays, in the case of a short position, or receives, in the case of long position, a periodic premium until the contract expires or a credit event occurs. In return for this premium, the contract seller receives a payment from or makes a payment to the buyer if there is a credit default or other specified credit event with respect to the issuer (also known as the reference entity) of the underlying credit instrument referenced in the CDS. Typical credit events include bankruptcy, dissolution or insolvency of the reference entity, failure to pay and restructuring of the obligations of the reference entity.

As of September 30, 2012 and December 31, 2011, the Company had sold protection with a notional amount of $3.0 million and $33.5 million, respectively. In addition, as of September 30, 2012 and December 31, 2011, the Company had purchased protection with a notional amount of $64.8 million and zero, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the reference entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

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

The Company entered into commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive fixed, pay-floating swaps for certain years through 2016. Realized gains (losses) represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying production. During the three and nine months ended September 30, 2012, the Company had $0.9 million and $3.6 million, respectively, of net commodity derivatives settlements, which are settled monthly. For both the three and nine months ended September 30, 2011, the Company had $0.1 million of net commodity derivatives settlements.

Note 8. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	As of September 30, 2012	As of December 31, 2011
Net unrealized gains on available-for-sale securities	$27,849	$62,248
Net unrealized losses on cash flow hedges	(96,287)	(97,867)
Accumulated other comprehensive loss	$(68,438)	$(35,619)

Note 9. Commitments & Contingencies

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company, subject to certain conditions, to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of September 30, 2012 and December 31, 2011, the Company had committed to purchase corporate loans with aggregate commitments totaling $142.1 million and $97.2 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of September 30, 2012 and December 31, 2011, the Company had unfunded financing commitments for corporate loans totaling $6.5 million and $8.1 million, respectively. In addition, as of September 30, 2012 and December 31, 2011, the Company had unfunded financing commitments for other assets, including equity investments, at estimated fair value and interests in joint ventures and partnerships, totaling approximately $167.9 million and $40.9 million, respectively.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of September 30, 2012, the 2007 Share Incentive Plan authorizes a total of 8,714,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On January 17, 2012, the Compensation Committee of the board of directors granted the Manager 258,303 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2015. On August 9, 2012, certain members of the board of directors were granted 43,557 restricted common shares subject to graded vesting over three years with the final vesting date of August 9, 2015.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2012	240,845	145,676	386,521
Issued	258,303	43,557	301,860
Vested	(60,211)	(96,980)	(157,191)
Forfeited	—	—	—
Unvested shares as of September 30, 2012	438,937	92,253	531,190

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $10.05 and $7.43 per share at September 30, 2012 and 2011, respectively. There were $3.5 million and $2.2 million of total unrecognized compensation costs related to unvested restricted common shares granted as of September 30, 2012 and 2011, respectively. These costs are expected to be recognized through 2015. The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2012	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2012	1,932,279	$20.00

As of September 30, 2012 and 2011, 1,932,279 common share options were exercisable. As of September 30, 2012, the common share options were fully vested and expire in August 2014.

For the three and nine months ended September 30, 2012 and 2011, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Restricted shares granted to Manager	$778	$136	$1,577	$2,077
Restricted shares granted to certain directors	234	212	681	614
Total share-based compensation expense	$1,012	$348	$2,258	$2,691

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

Base Management Fees and Manager Share-Based Compensation

For the three and nine months ended September 30, 2012, the Company incurred $6.9 million and $21.1 million, respectively, in base management fees. As of September 30, 2012, the Company had $2.4 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.8 million and $1.6 million, for the three and nine months ended September 30, 2012, respectively (see Note 10). For the three and nine months ended September 30, 2011, the Company incurred $6.7 million and $19.5 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.1 million and $2.1 million for the three and nine months ended September 30, 2011, respectively (see Note 10).

Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation in the condensed consolidated statements of operations.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the New York Stock Exchange (“NYSE”) is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended September 30, 2012 and 2011 and $6.6 million during each of the nine months ended September 30, 2012 and 2011.

Incentive Fees

During the three and nine months ended September 30, 2012, the Manager earned $17.8 million and $31.5 million, respectively, of incentive fees. As of September 30, 2012, the Company had $17.8 million incentive fee payable to the Manager. During the three and nine months ended September 30, 2011, the Manager earned zero and $28.2 million, respectively, of incentive fees. Incentive fees are included in related party management compensation on the Company’s condensed consolidated statement of operations.

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

During the three and nine months ended September 30, 2012, the collateral manager waived all management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $8.0 million and $24.4 million, respectively. During the three and nine months ended September 30, 2011, the collateral manager waived management fees for all CLOs, except for CLO 2005-1, totaling $8.4 million and $25.6 million, respectively. For the three and nine months ended September 30, 2012, the Company recorded an expense for CLO management fees totaling $1.1 million and $3.4 million, respectively. For the three and nine months ended September 30, 2011, the Company recorded an expense for CLO management fees totaling $1.3 million and $4.0 million, respectively.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. During the three and nine months ended September 30, 2012, the Company incurred reimbursable general and administrative expenses to its Manager of $1.9 million and $5.8 million, respectively, as compared to $1.6 million and $4.9 million during the three and nine months ended September 30 2011, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses in the condensed consolidated statements of operations.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of September 30, 2012, the aggregate par amount of these affiliated investments totaled $2.2 billion, or approximately 30% of the total investment portfolio, and consisted of 31 issuers. The total $2.2 billion in affiliated investments was comprised of $2.0 billion of corporate loans, $82.4 million of corporate debt securities and $82.2 million of equity investments, at estimated fair value. As of December 31, 2011, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 29% of the total investment portfolio, and consisted of 28 issuers. The total $2.4 billion in affiliated investments was comprised of $2.2 billion of corporate loans, $168.1 million of corporate debt securities and $62.0 million of equity investments, at estimated fair value.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of September 30, 2012 and December 31, 2011, the aggregate cost amount of these interests in joint ventures and partnerships, which are included in other assets on the condensed consolidated balance sheets, totaled $112.1 million and zero, respectively.

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

The table below discloses the carrying value and the estimated fair value of the Company’s financial instruments, as well as the respective hierarchy classifications, as of September 30, 2012 (amounts in thousands):

	As of September 30, 2012		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash, restricted cash, and cash equivalents	$1,066,465	$1,066,465	$1,066,465	$—	$—
Securities available-for-sale	450,697	450,697	3,972	401,995	44,730
Other securities, at estimated fair value	32,944	32,944	—	29,588	3,356
Residential mortgage-backed securities	86,870	86,870	—	—	86,870
Corporate loans, net of allowance for loan losses of $225,882 as of September 30, 2012	5,678,246	5,775,079	—	5,122,113	652,966
Corporate loans held for sale	137,946	201,179	—	146,403	54,776
Corporate loans, at estimated fair value	29,229	29,229	—	14,288	14,941
Equity investments, at estimated fair value	194,624	194,624	18,465	42,514	133,645
Derivative assets	23,348	23,348	1,201	12,197	9,950
Private equity investments, at cost (1)	405	810	—	—	810
Interests in joint ventures and partnerships (1)	113,020	113,020	—	—	113,020
Other assets	16,729	18,307	—	17,952	355
Financial Liabilities:
Collateralized loan obligation secured debt	$5,013,433	$4,845,868	$—	$—	$4,845,868
Collateralized loan obligation junior secured notes to affiliates	296,857	292,128	—	—	292,128
Credit facilities	107,789	107,789	—	—	107,789
Convertible senior notes	165,697	257,684	—	257,684	—
Senior notes	362,155	419,842	419,842	—	—
Junior subordinated notes	283,517	279,816	—	—	279,816
Securities sold, not yet purchased	21,533	21,533	21,533	—	—
Derivative liabilities	121,417	121,417	—	121,168	249

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2012
Assets:
Securities available-for-sale:
Corporate debt securities	$—	$401,995	$44,730	$446,725
Common and preferred stock	3,972	—	—	3,972
Total securities available-for-sale	3,972	401,995	44,730	450,697
Other securities, at estimated fair value	—	29,588	3,356	32,944
Residential mortgage-backed securities	—	—	86,870	86,870
Total securities	3,972	431,583	134,956	570,511
Corporate loans, at estimated fair value	—	14,288	14,941	29,229
Equity investments, at estimated fair value	18,465	42,514	133,645	194,624
Foreign exchange options	—	—	7,583	7,583
Commodity swaps	—	7,754	—	7,754
Common stock warrants	1,201	—	2,367	3,568
Foreign exchange forward contracts	—	3,309	—	3,309
Credit default swaps—protection sold	—	16	—	16
Credit default swaps—protection purchased	—	1,118	—	1,118
Interests in joint ventures and partnerships	—	—	113,020	113,020
Other assets	—	252	—	252
Total	$23,638	$500,834	$406,512	$930,984
Liabilities:
Securities sold, not yet purchased	$(21,533)	$—	$—	$(21,533)
Cash flow interest rate swaps	—	(99,104)	—	(99,104)
Foreign exchange forward contracts	—	(16,804)	—	(16,804)
Credit default swaps—protection purchased	—	(922)	—	(922)
Commodity swaps	—	(4,338)	—	(4,338)
Foreign exchange options	—	—	(249)	(249)
	$(21,533)	$(121,168)	$(249)	$(142,950)

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
Corporate loans held for sale(1)	$—	$38,235	$12,737	$50,972
Total	$—	$38,235	$12,737	$50,972

(1)          As of September 30, 2012, total loans held for sale had a carrying value of $137.9 million of which $51.0 million was carried at estimated fair value and the remaining $86.9 million carried at amortized cost. Of the $51.0 million carried at estimated fair value, $38.2 million was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $12.7 million was classified as Level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

The Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis, whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. During the three and nine months ended September 30, 2012, the Company recorded impairment charges totaling zero and $3.0 million, respectively, to write down certain of its proved oil and natural gas properties with an initial carrying amount of $6.5 million to an estimated fair value of $3.5 million. In addition, the Company periodically evaluates its unproved oil and natural gas properties for impairment on a property-by-property basis. During both the three and nine months ended September 30, 2012, the Company recorded impairment charges of $0.3 million to write down certain of its unproved oil and natural gas properties with an initial carrying value of $0.3 million to an estimated fair value of zero.

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended September 30, 2012 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships	Other Assets
Beginning balance as of July 1, 2012	$68,101	$3,104	$87,935	$12,831	$122,736	$—	$1,864	$8,254	$98,101	$—
Total gains or losses (for the period):
Included in earnings(1)	573	252	2,764	264	8,996	—	503	(920)	3,233	—
Included in other comprehensive loss	6,058	—	—	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	1,650	1,913	—	—	—	11,967	—
Sales	(20,000)	—	—	—	—	—	—	—	—	—
Settlements	(10,002)	—	(3,829)	196	—	—	—	—	(281)	—
Ending balance as of September 30, 2012	$44,730	$3,356	$86,870	$14,941	$133,645	$—	$2,367	$7,334	$113,020	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$200	$252	$9,073	$264	$8,996	$—	$503	$(920)	$3,233	$—

(1)                                     Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized loss on derivatives and foreign exchange or net realized and unrealized gain on residential mortgage-backed securities, at estimated fair value in the condensed consolidated statements of operations.

(2)                                     There were no transfers between Level 1 or 2. The Company’s policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the nine months ended September 30, 2012 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships	Other Assets
Beginning balance as of January 1, 2012	$67,233	$2,778	$86,479	$—	$150,962	$152	$1,266	13,394	$—	$567
Total gains or losses (for the period):
Included in earnings(1)	1,026	578	7,498	1,017	13,214	141	1,101	(6,060)	751	342
Included in other comprehensive loss	12,026	—	—	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—	34,230	—
Transfers out of Level 3(2)	—	—	—	—	(34,230)	—	—	—	—	—
Purchases	—	—	—	13,494	8,064	—	—	—	78,508	—
Sales	(24,660)	—	—	—	(4,365)	—	—	—	—	(706)
Settlements	(10,895)	—	(7,107)	430	—	(293)	—	—	(469)	(203)
Ending balance as of September 30, 2012	$44,730	$3,356	$86,870	$14,941	$133,645	$—	$2,367	$7,334	$113,020	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$417	$578	$24,228	$1,017	$10,211	$—	$1,101	$(6,060)	$751	$—

(1)                                     Amounts are included in net realized and unrealized gain (loss) on investments, net realized and unrealized loss on derivatives and foreign exchange or net realized and unrealized gain on residential mortgage-backed securities, at estimated fair value in the condensed consolidated statements of operations.

(2)                                     There were no transfers between Level 1 or 2. The transfers into and out of Level 3 represented the reclassification of certain assets from equity investments, at estimated fair value to interests in joint ventures and partnerships. The Company’s policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of September 30, 2012 (dollar amounts in thousands):

	Balance as of September 30, 2012	Valuation Techniques (1)	Unobservable Inputs (2)	Range (Weighted Average) (3)	Impact to Valuation from an Increase in Input (4)
Assets:

Securities available-for-sale: Corporate debt securities	$44,730	Yield Analysis	Yield Discount margin Net leverage Illiquidity discount EBITDA multiple	11%-41% (16%) 1050bps-4000bps (1450bps) 3x-10x (5x) 0%-3% (1%) 7x-9x (7x)	Decrease Decrease Decrease Decrease Increase

		Broker quotes	Offered quotes	65-104 (84)	Increase

Other securities, at estimated fair value	$3,356	Yield Analysis	Yield	10% (10%)	Decrease

Residential mortgage-backed securities	$86,870	Discounted cash flows	Probability of default Loss severity Constant prepayment rate	0%-21% (7%) 21%-73% (30%) 0%-35% (13%)	Decrease Decrease (5)

Corporate loans, at estimated fair value	$14,941	Yield Analysis	Yield Discount margin Illiquidity discount Net leverage EBITDA multiple	64%-119% (82%) 6350bps-11850bps (8150bps) 0%-20% (14%) 7x-10x (8x) 8x-11x (10x)	Decrease Decrease Decrease Decrease Increase

		Broker quotes	Offered quotes	9-11 (10)	Increase

Equity investments, at estimated fair value	$133,645	Market comparables	LTM EBITDA multiple Forward EBITDA multiple Control premium	6x-12x (10x) 6x-12x (9x) 0% (0%)	Increase Increase Increase

		Discounted cash flows	Weighted average cost of capital LTM EBITDA exit multiple	8%-15% (12%) 6x-12x (8x)	Decrease Increase

		Broker quotes	Offered quotes	21 (21)	Increase

Common stock warrants	$2,367	Market comparables	LTM EBITDA multiple Forward EBITDA multiple Illiquidity discount	7x (7x) 6x (6x) 15% (15%)	Increase Increase Decrease

		Discounted cash flows	Weighted average cost of capital LTM EBITDA exit multiple	12% (12%) 6x (6x)	Decrease Increase

Foreign exchange options	$7,583	Option pricing model	Forward and spot rates	0-2 (1)	(6)

Interests in joint ventures and partnerships	$113,020	Discounted cash flows	Illiquidity discount Weighted average cost of capital	10%-15% (10%) 15%-30% (19%)	Decrease Decrease

Liabilities:

Foreign exchange options	$(249)	Option pricing model	Forward and spot rates	0.02 (0.02)	(6)

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

(2)  The significant unobservable inputs used in the fair value measurement of the Company’s assets and liabilities may include the last twelve months (“LTM”) EBITDA multiple, weighted average cost of capital, discount margin, probability of default, loss severity and constant prepayment rate. In determining certain of these inputs, management evaluates a variety of factors including economic, industry and market trends and developments; market valuations of comparable companies; and company specific developments including potential exit strategies and realization opportunities. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement.

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the three months ended September 30, 2011 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Other Assets
Beginning balance as of July 1, 2011	$93,075	$88,538	$156,684	$163	$4,399	$18,952	$1,119
Total gains or losses (realized and unrealized):
Included in earnings(1)	(611)	1,428	(14,417)	(4)	(37)	(3,043)	1,027
Included in other comprehensive loss	(8,982)	—	—	—	—	—	—
Transfers out of Level 3(2)	(17,332)	—	(28,546)	—	—	—	—
Purchases	2,761	—	20,252	—	—	—	400
Sales	—	—	—	—	—	—	—
Settlements	(964)	(1,757)	—	—	(2,183)	—	(840)
Ending balance as of September 30, 2011	$67,947	$88,209	$133,973	$159	$2,179	$15,909	$1,706
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$10,620	$(2,622)	$—	$(536)	$(3,043)	$1,027

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the nine months ended September 30, 2011 (amounts in thousands):

	Securities Available- For-Sale	Residential Mortgage- Backed Securities	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Other Assets
Beginning balance as of January 1, 2011	$83,097	$93,929	$84,932	$104	$3,453	$14,791	$—
Total gains or losses (realized and unrealized):
Included in earnings(1)	(356)	(373)	28,471	55	909	1,118	1,031
Included in other comprehensive loss	(6,043)	—	—	—	—	—	—
Transfers out of Level 3(2)	(4,346)	—	(28,546)	—	—	—	—
Purchases	8,903	—	40,344	—	—	—	400
Sales	(1,665)	—	(286)	—	—	—	—
Settlements	(11,643)	(5,347)	9,058	—	(2,183)	—	275
Ending balance as of September 30, 2011	$67,947	$88,209	$133,973	$159	$2,179	$15,909	$1,706
he amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date(1)	$—	$17,729	$33,952	$—	$(536)	$1,118	$1,031

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

Note 13. Segment Reporting

Operating segments are defined as components of a company in which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through multiple reportable business segments. Prior to 2011, the Company operated under a single business segment of credit (“Credit”). However, during 2011, the Company began purchasing additional working interests and overriding royalty interests in oil and natural gas properties, as well as other non-credit investments. As of December 31, 2011, the Company determined that it met certain segment reporting requirements and accordingly, began disclosing information by segment based on its acquisition of additional natural resources assets, combined with its belief that other areas of investment focus including natural resources, while not material at that time, may become a significant part of its business. In aggregate, these business segments were reported as other (“Other”). Effective September 30, 2012, based on the growing significance of natural resources, the Company changed the basis of presentation from reporting solely the Credit and Other segments to reporting Credit, natural resources (“Natural Resources”) and Other. The prior period balances have been reclassified for comparative purposes.

The Company’s segments are differentiated primarily by their investment focuses. The Credit segment consists primarily of below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, private and public equity investments, and distressed and stressed debt securities. The Natural Resources segment, which was previously included within Other, consists of working and overriding royalty interests in oil and natural gas properties. The Other segment includes all other portfolio holdings, consisting solely of commercial real estate. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company.

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

The following table shows data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

For the three months ended	Credit		Natural Resources		Other		Reconciling Items (1)		Total Consolidated
September 30	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Total investment income	$121,808	$124,477	$21,487	$9,963	$39	$—	$—	$—	$143,334	$134,440
Net investment income	$69,266	$76,966	$20,657	$9,649	$39	$—	$—	$—	$89,962	$86,615
Other income (loss)	$78,258	$(32,756)	$(4,925)	$3,450	$—	$—	$—	$—	$73,333	$(29,306)
Net income (loss)	$135,868	$33,039	$(4,051)	$7,313	$(33)	$—	$(19,820)	$(532)	$111,964	$39,820

For the nine months ended	Credit		Natural Resources		Other		Reconciling Items (1)		Total Consolidated
September 30	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Total investment income	$377,517	$386,155	$44,262	$19,458	$39	$—	$—	$—	$421,818	$405,613
Net investment income	$171,101	$236,047	$42,261	$18,743	$39	$—	$—	$—	$213,401	$254,790
Other income	$170,061	$76,135	$1,672	$3,573	$—	$—	$—	$—	$171,733	$79,708
Net income (loss)	$308,706	$270,610	$(1,191)	$6,940	$(114)	$—	$(36,184)	$(36,459)	$271,217	$241,091

(1)       Consists of certain expenses including incentive fees, insurance expenses, directors’ expenses and share-based compensation expense that are not allocated to individual segments.

The following table shows total assets of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
For the periods ended	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Total assets	$7,833,397	$8,487,702	$374,026	$158,082	$45,789	$557	$1,940	$887	$8,255,152	$8,647,228

Note 14. Subsequent Events

On October 25, 2012, the Company’s board of directors declared a cash distribution for the quarter ended September 30, 2012 on the Company’s common shares of $0.21 per share. The distribution is payable on November 21, 2012 to common shareholders of record as of the close of business on November 7, 2012.

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

Business Environment

During the third quarter, buoyed by open-ended reflationary policy measures from central banks globally, the markets witnessed an increased appetite for risk from certain investors in the search for yield, leading to price appreciation for certain riskier assets as evidenced through the leveraged loan and high yield bond indices. Specifically, the S&P/LSTA Loan Index returned 3.4% for the third quarter of 2012 (as compared to -3.9% for the third quarter of 2011 and 0.7% for the second quarter of 2012) and 8.1% for the nine months ended September 30, 2012 (as compared to -1.3% for the nine months ended September 30, 2011) while the Bank of America Merrill Lynch U.S. High Yield Master II index returned 4.6% for the third quarter of

2012 (as compared to - 6.3% for the third quarter of 2011 and 1.8% for the second quarter of 2012) and 12.0% for the nine months ended September 30, 2012 (as compared to -1.7% for the nine months ended September 30, 2011).

The rally in both indices drove unrealized mark-to-market gains, which had a positive impact on certain of our equity holdings carried at estimated fair value and loans held for sale, which are carried at the lower of cost or estimated fair value. In addition, interest rates in the U.S. remained low during the third quarter of 2012 with the three-month London interbank offered rate (“LIBOR”) at 0.36% as of September 30, 2012 compared to 0.37% as of September 30, 2011 and 0.46% as of June 30, 2012. As a result of the low interest rates, we saw an increase of assets, both through new issue and amendments of existing facilities, offering a LIBOR floor. While the credit markets improved comparatively year over year, the significant predicted reduction in the U.S. budget deficit and corresponding projected slow down of the economy if specific laws are allowed to expire is becoming an increasing source of market uncertainty, which may cause heightened volatility and the potential for a near-term correction.

In addition to our financial assets consisting primarily of bank loans and high yield securities, which are impacted by the factors above, we hold real assets including oil and natural gas properties, which are impacted by the relevant commodity prices. The Henry Hub spot natural gas prices decreased to $3.02 per million British thermal units (“mmBtu”) as of September 28, 2012 from $3.76 per mmBtu as of September 30, 2011 and increased from $2.81 per mmBtu as of June 29, 2012. Separately, the WTI Cushing crude oil spot prices increased to $92.18 per barrel as of September 28, 2012 from $78.93 per barrel as of September 30, 2011 and $85.04  per barrel as of June 29, 2012. Revenue earned on our oil and natural gas properties are dependent on volume as well as price. As such, commodity price volatility will impact our net income through other investment income and net realized and unrealized gains and losses on our commodity swaps.

Consolidated Summary of Results

Our net income for the three and nine months ended September 30, 2012 totaled $112.0 million (or $0.61 per diluted common share), and $271.2 million (or $1.48 per diluted common share), respectively, as compared to net income of $39.8 million (or $0.22 per diluted common share), and $241.1 million (or $1.32 per diluted common share), respectively, for the three and nine months ended September 30, 2011. Net income for the three months ended September 30, 2012 consisted of net investment income of $90.0 million, other income totaling $73.3 million and non-investment expenses of $51.0 million. Comparatively, net income for the three months ended September 30, 2011 consisted of net investment income of $86.6 million, other loss totaling $29.3 million and non-investment expenses of $17.9 million. Net income for the nine months ended September 30, 2012 consisted of net investment income before a provision for loan losses of $259.9 million, a provision for loan losses of $46.5 million, other income totaling $171.7 million and non-investment expenses of $117.5 million. Comparatively, net income for the nine months ended September 30, 2011 consisted of net investment income before a provision for loan losses of $269.0 million, a provision for loan losses of $14.2 million, other income totaling $79.7 million and non-investment expenses of $85.1 million.

Net investment income is comprised of total investment income, net of interest expense and provision for loan losses. Total investment income consists primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and royalty interests in oil and gas properties. Net investment income increased $3.3 million from the three months ended September 30, 2011 to 2012 primarily due to $11.5 million of incremental oil and gas revenue, partially offset by an increase in interest expense of $7.8 million related to our senior note offerings from November 2011 and March 2012. Net investment income before a provision for loan losses decreased $9.1 million from the nine months ended September 30, 2011 to 2012 primarily due to $26.1 million of interest expense on our senior notes offerings and a reduction in loan and securities interest income of $5.4 million, partially offset by $24.8 million of incremental oil and gas revenue generated from additional oil and natural gas properties acquired during 2011 and 2012.

For the nine months ended September 30, 2012, we recorded a provision for loan losses of $46.5 million as compared to $14.2 million for the same period in 2011. Reflecting the $46.5 million provision we recorded, our allowance for loan losses totaled $225.9 million as of September 30, 2012. Of this amount, $76.7 million reflected our allocated reserve and $149.2 million reflected our unallocated reserve.

Other income increased $102.6 million for the three months ended September 30, 2011 to 2012 and $92.0 million for the nine months ended September 30, 2011 to 2012, primarily as a result of larger realized gains on sales and paydowns of certain individual investments during 2012, combined with the fact that the three months ended September 30, 2011 included a $43.8 million lower of cost or estimated fair value charge as a result of overall declines in asset prices leading to unrealized mark-to-market losses.

The components of net income for our reportable segments for the three and nine month periods ended September 30, 2012 and 2011 are detailed further below under “Results of Operations.”

Book value per share increased $0.68 from $9.41 as of December 31, 2011, and increased $0.30 from $9.79 as of June 30, 2012 to $10.09 as of September 30, 2012. The increase in book value per share from June 30, 2012 to September 30, 2012 was attributable to (i) earnings for the third quarter of $0.63 per basic common share, partially offset by (ii) an increase in accumulated other comprehensive loss, a component of shareholders’ equity, of $0.12 per share primarily as a result of reclassification adjustments for gains realized in net income from the sale of certain corporate debt securities and (ii) the distribution to shareholders for the second quarter 2012 of $0.21 per common share.

Cash Distributions to Shareholders

On October 25, 2012, our board of directors declared a cash distribution for the quarter ended September 30, 2012 on our common shares of $0.21 per share. The distribution is payable on November 21, 2012 to common shareholders of record as of the close of business on November 7, 2012.

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

•                  Natural resources: Our natural resources strategy primarily consists of deploying capital to oil and gas opportunities by acquiring working interests in conventional and unconventional producing properties, acquiring mineral and overriding royalty interests in both producing properties and unconventional resource developments (i.e. emerging shale plays) and deploying capital to private equity, joint venture and partnership opportunities focused on the oil and gas sector.

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

The majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of September 30, 2012, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $6.4 billion par amount or $6.1 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consist of the following as of September 30, 2012:

•                  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.0 billion and estimated fair value of $5.7 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 5.1%, of which 99.9% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 4.2%. The remaining 0.1% are fixed rate with a weighted average coupon of 11.5%.

•                  Corporate debt securities: Corporate debt securities consist of high yield bonds held through our CLOs with an aggregate par amount of $393.2 million and estimated fair value of $389.5 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 9.0%, of which 90.9% of the corporate debt securities are fixed rate with a weighted average coupon of 9.6%. The remaining 9.1% are floating rate with a weighted average coupon spread to LIBOR of 2.6%.

Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of September 30, 2012, the contractual notional balance of our amortizing interest rate swaps was $383.3 million.

These Cash Flow CLOs had aggregate secured debt outstanding totaling $5.0 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $296.9 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. As we hold the majority or all of the subordinated notes in each of the Cash Flow CLOs, we consolidate all of the Cash Flow CLOs and reflect all income and losses related to the assets in these Cash Flow CLOs on our condensed consolidated statement of operations even though there are minority interests in two of our CLO transactions that we do not hold.

The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager, an affiliate of our Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011 and CLO 2006-1 ended its reinvestment period in the third quarter of 2012. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three and nine months ended September 30, 2012, $114.9 million and $636.7 million, respectively, of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. During the three and nine months ended September 30, 2011, $253.1 million and $474.7 million, respectively, of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid.  CLO 2007-1 will end its respective reinvestment period during May 2014. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the three and nine months ended September 30, 2012, $10.9 million and $66.1 million, respectively, of original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call in a CLO transaction by redeeming the notes and reinvesting the proceeds into a new CLO.

On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of September 30, 2012:

•                  CLO note holdings:  We hold $1.1 billion par amount and $1.3 billion estimated fair value of mezzanine and subordinated notes in our six Cash Flow CLO transactions. As our Cash Flow CLOs are consolidated under accounting principles generally accepted in the United States of America (“GAAP”), these holdings are not reflected on our condensed consolidated balance sheet as the assets and liabilities of our CLO subsidiaries are consolidated and our ownership interests in the Cash Flow CLOs are eliminated for consolidation.

•                  Corporate loans:  Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans have an aggregate par value of $207.8 million and estimated fair value of $146.4 million. These loans have a weighted average coupon of 5.9% and are all floating rate with a weighted average coupon spread to LIBOR of 5.4%. In addition, we hold equity from two issuers with an aggregate estimated fair value of $34.9 million, which were restructured from debt instruments to equity.

•                  Corporate debt securities:  Our corporate debt securities consist of high yield bonds. These corporate debt securities have an aggregate par value of $18.1 million and estimated fair value of $18.4 million. These debt securities have a weighted average coupon of 15.0% and our floating rate corporate debt security has a weighted average coupon spread to LIBOR of 15.0%.

•                  Natural resources:  Our natural resources holdings consist of (i) oil and gas working interests in proved developed and proved undeveloped properties with a carrying amount of $257.5 million, partially financed with $107.8 million borrowed under a non-recourse, asset-based credit facility, (ii) overriding royalty interests with a carrying amount of $48.3 million, and (iii) private equity and joint venture transactions focused on the oil and gas sector with an aggregate cost basis of $98.3 million and an estimated fair value of $103.4 million.

•                  Special situations:  Our special situations holdings consist of (i) $179.9 million par amount of debt investments with an $111.6 million amortized cost and estimated fair value of $126.6 million, (ii) $39.7 million amortized cost of equity, including warrants, with an estimated fair value of $46.3 million, and (iii) $16.7 million amortized cost of other investments with an estimated fair value of $18.3 million. The $179.9 million par amount of debt has a weighted average coupon of 7.2%.

•                  Mezzanine:  Our mezzanine holdings consist of (i) $97.0 million par amount of debt with an estimated fair value of $96.1 million and (ii) $6.7 million amortized cost of equity with an estimated fair value of $7.4 million. The $97.0 million par amount of mezzanine debt has a weighted average coupon of 14.8%.

•                  Commercial real estate:  Our commercial real estate holdings consist of three investments with a carrying value of $44.7 million, all of which were acquired during 2012.

•                  Private equity:  Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $51.2 million with an estimated fair value of $58.8 million.

•                  Residential mortgage-backed securities (“RMBS”):  Our RMBS have an aggregate par amount of $161.0 million with an estimated fair value of $86.9 million.

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

Corporate Debt Securities:  Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on yield analysis techniques, for which the key inputs are based on relative value analyses, which incorporate similar instruments from similar issuers. In addition, an illiquidity discount is typically applied where appropriate.

Equity Investments, at Estimated Fair Value:  Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization (“EBIDTA”) exit multiples. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is typically applied where appropriate.

Interests in Joint Ventures and Partnerships:  Interests in joint ventures and partnerships include certain equity investments related to the oil and gas and commercial real estate sectors. Interests in joint ventures and partnerships are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on an income (discounted cash flow) approach, in which various internal and external factors are considered and key inputs include the weighted average cost of capital. In addition, an illiquidity discount is typically applied where appropriate.

Over-the-counter (“OTC”) Derivative Contracts:  OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities, and equity prices. OTC derivatives are initially valued using quoted market prices, if available, or models using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and/or simulation models in the absence of quoted market prices. Many pricing models employ methodologies that have pricing inputs observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

Residential Mortgage-Backed Securities at Estimated Fair Value:  Residential mortgage-backed securities are initially valued at transaction price and are subsequently valued using industry recognized models (including Intex and Bloomberg) and data for similar instruments (e.g., nationally recognized pricing services or broker quotes). The most significant inputs to the valuation of these instruments are default and loss expectations and constant prepayment rates.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three and nine months ended September 30, 2012, share-based compensation totaled $1.1 million and $2.3 million, respectively. For the three and nine months ended September 30, 2011, share-based compensation totaled $0.3 million and $2.7 million, respectively. As of September 30, 2012, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.4 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of September 30, 2012, the common share options were fully vested and expire in August 2014. As of September 30, 2012, future unamortized share-based compensation totaled $3.5 million, of which $0.8 million, $1.8 million and $0.9 million will be recognized in 2012, 2013 and beyond, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of September 30, 2012 and December 31, 2011, the estimated fair value of our net derivative liabilities totaled $98.1 million and $96.9 million, respectively.

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

This process involves a considerable amount of judgment by our management. As of September 30, 2012 and December 31, 2011, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $6.2 million and $13.6  million, respectively, which if not recovered may result in the recognition of future losses. During the three and nine months ended September 30, 2012, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $7.4 million and $8.4 million, respectively. During both the three and nine months ended September 30, 2011, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $1.5 million.

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

Based on certain events and circumstances that indicated a need for impairment, which may include a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas and future inflation levels, we determined that an impairment was necessary in 2012. For the three and nine months ended September 30, 2012, we recorded $0.3 million and $3.3 million, respectively, of impairments which are included in general, administrative and directors expenses on our condensed consolidated statements of operations. These impairments were recognized on certain fields in Texas related to working interests acquired during the fourth quarter of 2010. No impairment charges were recorded for the three and nine months ended September 30, 2011.

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

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of September 30, 2012, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a significant impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses are assessed on a quarterly and annual basis. As of September 30, 2012, management believes that these estimates are appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

As of September 30, 2012 and December 31, 2011, our allowance for loan losses totaled $225.9 million and $191.4 million.

Results of Operations

Summary

The following discussion presents an analysis of our results of operations on a comparative basis for the three and nine months ended September 30, 2012 and 2011. Our results of operations may be significantly affected by market fluctuations and current economic events, particularly in the fixed income and equity markets. A summary of key financial results are as follows (amounts in thousands, except per share information):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Net investment income	$89,962	$86,615	$213,401	$254,790
Total other income (loss)	73,333	(29,306)	171,733	79,708
Total non-investment expenses	51,014	17,886	117,465	85,063
Income before income tax expense	112,281	39,423	267,669	249,435
Income tax expense (benefit)	317	(397)	(3,548)	8,344
Net income	$111,964	$39,820	$271,217	$241,091

Net income per share—diluted	$0.61	$0.22	$1.48	$1.32

We operate our business through multiple reportable business segments, which are differentiated primarily by their investment focuses.

•                  Credit (“Credit”): The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, private and public equity investments, high yield bonds, and distressed and stressed debt securities.

•                  Natural resources (“Natural Resources”): The Natural Resources segment, which was previously included within the other segment (“Other”), consists of the working and overriding royalty interests in oil and natural gas properties. For segment reporting purposes, the Natural Resources segment excludes private equity focused on the oil and gas sector.

•                  Other: The Other segment includes all other portfolio holdings, including commercial real estate.

The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by us. For further financial information related to our segments, refer to ‘‘Part I - Item 1. Financial Statements—Note 13. Segment Reporting’’.

The following discussion and analysis regarding our results of operations is based on our reportable segments. Prior period balances have been reclassified for comparative purposes.

Net Investment Income

The following table presents the components of our net investment income for the three and nine months ended September 30, 2012 and 2011:

Comparative Net Investment Income Components

(Amounts in thousands)

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
For the three months ended September 30	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Investment Income:
Corporate loans and securities interest income	$102,311	$98,501	$—	$—	$—	$—	$—	$—	$102,311	$98,501
Residential mortgage-backed securities interest income	2,855	3,352	—	—	—	—	—	—	2,855	3,352
Oil and gas revenue	—	—	21,487	9,963	—	—	—	—	21,487	9,963
Dividend income	994	106	—	—	39	—	—	—	1,033	106
Other investment income	36	31	—	—	—	—	—	—	36	31
Net discount accretion	15,612	22,487	—	—	—	—	—	—	15,612	22,487
Total investment income	121,808	124,477	21,487	9,963	39	—	—	—	143,334	134,440
Interest Expense:
Collateralized loan obligation secured debt	17,679	15,306	—	—	—	—	—	—	17,679	15,306
Credit facilities	571	523	830	314	—	—	—	—	1,401	837
Convertible senior notes	4,067	6,763	—	—	—	—	—	—	4,067	6,763
Junior subordinated notes	3,941	3,875	—	—	—	—	—	—	3,941	3,875
Senior notes	7,598	—	—	—	—	—	—	—	7,598	—
Interest rate swaps	5,646	5,707	—	—	—	—	—	—	5,646	5,707
Other interest expense	86	116	—	—	—	—	—	—	86	116
Total interest expense	39,588	32,290	830	314	—	—	—	—	40,418	32,604
Interest expense to affiliates	12,954	12,688	—	—	—	—	—	—	12,954	12,688
Provision for loan losses	—	2,533	—	—	—	—	—	—	—	2,533
Net investment income	$69,266	$76,966	$20,657	$9,649	$39	$—	$—	$—	$89,962	$86,615

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
For the nine months ended September 30	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Investment Income:
Corporate loans and securities interest income	$301,853	$288,136	$—	$—	$—	$—	$—	$—	$301,853	$288,136
Residential mortgage-backed securities interest income	8,925	11,311	—	—	—	—	—	—	8,925	11,311
Oil and gas revenue	—	—	44,262	19,458	—	—	—	—	44,262	19,458
Dividend income	1,524	4,775	—	—	39		—	—	1,563	4,775
Other investment income	129	110	—	—	—	—	—	—	129	110
Net discount accretion	65,086	81,823	—	—	—	—	—	—	65,086	81,823
Total investment income	377,517	386,155	44,262	19,458	39	—	—	—	421,818	405,613
Interest Expense:
Collateralized loan obligation secured debt	54,431	45,508	—	—	—	—	—	—	54,431	45,508
Credit facilities	1,695	1,574	2,001	715	—	—	—	—	3,696	2,289
Convertible senior notes	15,893	20,755	—	—	—	—	—	—	15,893	20,755
Junior subordinated notes	11,833	11,615	—	—	—	—	—	—	11,833	11,615
Senior notes	20,893	—	—	—	—	—	—	—	20,893	—
Interest rate swaps	16,827	17,049	—	—	—	—	—	—	16,827	17,049
Other interest expense	215	487	—	—	—	—	—	—	215	487
Total interest expense	121,787	96,988	2,001	715	—	—	—	—	123,788	97,703
Interest expense to affiliates	38,131	38,926	—	—	—	—	—	—	38,131	38,926
Provision for loan losses	46,498	14,194	—	—	—	—	—	—	46,498	14,194
Net investment income	$171,101	$236,047	$42,261	$18,743	$39	$—	$—	$—	$213,401	$254,790

Credit

Net investment income is comprised of total investment income, net of interest expense and provision for loan losses.

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

As presented in the table above, net investment income in the Credit segment decreased $7.7 million for the three months ended September 30, 2012, compared to the same period in 2011 due to higher interest expense, partially offset by the increase in corporate loans and securities interest income and no provision for loan loss recorded in the third quarter of 2012.

Total investment income, consisting primarily of interest income, other investment income and discount accretion from our investment portfolio, totaled $121.8 million for the three months ended September 30, 2012 and $124.5 million for the three months ended September 30, 2011, a decrease of $2.7 million. This decrease was primarily attributable to a decrease in net discount accretion of $6.9 million, partially offset by an increase in corporate loans and securities interest income of $3.8 million.

Accretion income decreased $6.9 million from the three months ended September 30, 2011 to 2012 as a net result of (i) a $5.9 million decline in recurring accretion income due to a smaller par balance and the continued paydown of legacy assets, which were previously purchased at larger discounts, and (ii) a $1.0 million decrease in accelerated discount accretion as a result of less paydowns during the third quarter of 2012.

Partially offsetting the decrease in net discount accretion, corporate loans and securities interest income increased $3.8 million, from $98.5 million for the three months ended September 30, 2011 to $102.3 million for the three months ended September 30, 2012. As the majority of our corporate debt portfolio is floating rate indexed to three-month LIBOR, increases in these LIBOR rates will positively impact interest income. The $3.8 million increase in interest income was due to an increase of 0.73% in the weighted average coupon earned on our corporate debt portfolio, driven primarily by two factors: (i) an increase in interest rate spreads of 0.61% as a result of a higher yielding portfolio driven by LIBOR floors and attractive yield spreads seen in the current market as compared to 2011, as well as advantageous loan amendments which increased the rates of certain corporate loan positions, and (ii) an increase in average three-month LIBOR, which increased 0.13% from 0.30% to 0.43% over the comparative periods. As of September 30, 2012, approximately 46.2% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.4%, compared to approximately 31.4% of our floating rate corporate debt portfolio with a weighted average floor of 1.5% as of September 30, 2011.

These positive changes to rates outweighed the reductions in the corporate debt portfolio. The weighted average par balances for our corporate loan portfolio were $6.5 billion and $7.2 billion for the three months ended September 30, 2012 and 2011, respectively. This reduction of $714.8 million in the weighted average par balance of our corporate loan portfolio from the three months ended September 30, 2011 to September 30, 2012 was the result of fewer purchases subsequent to September 30, 2011 within certain of our CLOs that ended their reinvestment period. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods during the second quarter of 2011 and CLO 2006-1 ended its reinvestment period during the third quarter of 2012. Refer to “Investment Portfolio Overview” above for further discussion on the principal proceeds from the assets held in each of these CLO transactions used to amortize the outstanding balance of the CLO senior notes outstanding.

Total interest expense increased $7.3 million for the three months ended September 30, 2012 from the same period in 2011 primarily due to $7.6 million of interest expense on our senior notes for the three months ended September 30, 2012. Our 8.375% and 7.500% 30-year senior notes were issued in November 2011 and March 2012, respectively, and therefore we recorded no interest expense on senior notes for the three months ended September 30, 2011. In addition, a provision for loan losses totaling $2.5 million was recorded for the three months ended September 30, 2011, compared to zero for the same period in 2012.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

As presented in the table above, net investment income decreased $64.9 million for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to additional provision for loan losses, higher interest expense and a decrease in total investment income.

Provision for loan losses increased $32.3 million from $14.2 million for the nine months ended September 30, 2011 to $46.5 million for the nine months ended September 30, 2012. The increase in provision for loan losses was largely as a result of an increase in the unallocated component of our allowance for loan losses based on a review of our unimpaired, held for investment loan portfolio, with particular sensitivity to the loans that we designated as high risk within our internally assigned risk grades.

Furthermore, interest expense increased on both our senior notes and collateralized loan obligation secured debt. As described above, we issued senior notes in November 2011 and March 2012 and therefore incurred related interest expense of $20.9 million for the nine months ended September 30, 2012. Interest expense on our collateralized loan obligation secured debt also increased, as a result of the increase in LIBOR as described above combined with the fact that we closed CLO 2011-1 on March 31, 2011, partially offset by the amortization of outstanding senior notes for those CLOs that ended their reinvestment periods. The weighted average par balance of our collateralized loan obligation secured debt decreased approximately $355.2 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012.

Total investment income decreased $8.6 million from $386.2 million for the nine months ended September 30, 2011 to $377.5 million for the nine months ended September 30, 2012. This decrease was primarily attributable to a $16.7 million decrease in net discount accretion as a net result of (i) a $10.5 million decline in recurring accretion income due to a smaller corporate debt portfolio par balance and the continued paydown of legacy assets, which were previously purchased at larger discounts, and (ii) a $6.2 million decrease in accelerated discount accretion as a result of less paydowns in the current period.

Partially offsetting this decline in total investment income was $13.7 million of additional corporate loans and securities interest income earned primarily from a higher yielding corporate debt portfolio. The average three-month LIBOR rate increased to 0.47% for the nine months ended September 30, 2012, from 0.29% for the nine months ended September 30, 2011. In addition, as mentioned above the percentage of our floating rate corporate debt portfolio with LIBOR floors increased to 46.2% as of September 30, 2012 from 31.4% as of September 30, 2011. The incremental income earned from the increases in rates offset the impact of the decline in average balance of our corporate debt portfolio, primarily in the weighted average par balance of our corporate loan portfolio, which fell from $7.1 billion to $6.7 billion for the nine months ended September 30, 2011 to September 30, 2012, respectively, largely as a result of the paydowns of assets held in CLOs, as described above.

Natural Resources

As presented in the table above, net investment income increased $11.0 million and $23.5 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These increases were primarily attributable to higher oil and gas revenue as a result of additional acquisitions, slightly offset by an increase in interest expense as a result of additional drawdowns on our asset-based borrowing facility to partially fund the additional acquisitions.

Acquisitions

During the first quarter of 2011, we completed the acquisition of certain overriding royalty interests located in the Eagle Ford Shale in Texas by investing approximately $55.0 million.

During the second quarter of 2011, we completed the acquisition of certain oil and natural gas properties located in the Barnett Shale in Texas by funding approximately $56.7 million, partially financed with $19.9 million through our asset-based borrowing facility. The acquisition included proved reserves as of the acquisition date.

During the first quarter of 2012, we completed the acquisition of certain oil and natural gas properties located in Louisiana, Mississippi, and Texas by funding approximately $69.8 million, partially financed with $28.5 million through our asset-based borrowing facility. The acquisition included proved reserves as of the acquisition date.

During the second quarter of 2012, we completed the acquisition of certain oil and natural gas properties located in the Barnett Shale in Texas by funding approximately $84.3 million, partially financed with $30.2 million through our asset-based borrowing facility. The acquisition included proved reserves as of the acquisition date. Subsequent to the second quarter of 2012, we borrowed an additional $7.8 million from our asset-based borrowing facility for certain of these properties.

During the third quarter of 2012, we acquired oil and natural gas properties in the Eagle Ford Shale and Permian Basins in Texas whereby we will provide development capital for drilling in exchange for working interests in the acreage being developed. We initially funded these investments with $24.8 million during the third quarter of 2012.

As a result of these acquisitions, total sales, average daily production and the number of productive wells were all positively impacted as shown in the following tables:

Sales by Commodity

(amounts in thousands)	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Revenues:
Natural gas sales	$8,067	$3,485	$14,836	$7,420
Oil sales	8,960	3,363	20,227	5,554
Natural gas liquids sales	4,460	3,115	9,199	6,484
Total	$21,487	$9,963	$44,262	$19,458

Average Daily Production by Major Area

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Average Daily Production (MMcfe/d)
Barnett Shale	28.2	11.9	15.9	9.8
Eagle Ford Shale	7.8	3.7	6.1	2.1
Other (1)	9.2	—	8.1	—
Total	45.2	15.6	30.1	11.9

(1)         Includes Louisiana, Mississippi and other parts of Texas.

Productive Wells

The following sets forth information relating to the productive wells in which we owned a working interest as of September 30, 2012 and 2011. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline or other connections to commence deliveries. The number of wells below does not include approximately 175 and 40 productive wells as of September 30, 2012 and 2011, respectively, in which we own an overriding royalty interest only. We do not operate any of our working interest wells, but a majority of our wells are operated by a third party that we have engaged to also act as the manager of our interests.

	Natural Gas Wells		Oil Wells		Total Wells
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
September 30, 2012
Non-operated	1,099	207	50	11	1,149	218
September 30, 2011
Non-operated	247	56	33	6	280	62

(1)         Gross wells refers to the total number of productive wells in which we have a working interest.

(2)         Net wells refers to the sum of our fractional working interests in gross wells.

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Oil, natural gas and natural gas liquids sales increased $11.5 million from the three months ended September 30, 2011 compared to the same period in 2012 due to the increase in production resulting from the acquisitions of oil and natural gas properties described above, as well as drilling and completion of existing undeveloped property.

In addition, based on the oil and natural gas properties acquired, average daily production volumes increased 189.7% from the three months ended September 30, 2011 compared to the same period in 2012. The fluctuation in average daily production results from the timing of when acquisitions of oil and natural gas properties are completed.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Oil, natural gas and natural gas liquids sales increased $24.8 million from the nine months ended September 30, 2011 compared to the same period in 2012 due to the increase in production resulting from the acquisitions of oil and natural gas properties described above, as well as drilling and completion of existing undeveloped property. As of September 30, 2012 and December 31, 2011, our working and overriding royalty interests had a carrying value of $305.8 million and $138.6 million, respectively.

In addition, based on the oil and natural gas properties acquired, average daily production volumes increased 152.9% from the nine months ended September 30, 2011 compared to the same period in 2012. As described above, fluctuations in average daily production result from the timing of when acquisitions of oil and natural gas properties are completed. In general, as oil and natural gas properties are acquired, the amount of total production is expected to increase, such that the daily averages over comparative periods also increase. In contrast, total average daily production within the same year, such as for the nine months ended September 30, 2012 compared to the three months ended September 30, 2012, is expected to be lower in periods where there is significant acquisition activity. The difference is due to the lapse in the number of days from the beginning of the year to when the property is acquired. Specifically, as we made acquisitions during the first and second quarters of 2012, the three months ended September 30, 2012 reflected a full quarter of production related to these properties while the nine months ended September 30, 2012 reflected only production that started on the acquisition date.

The increase in oil and gas revenue was slightly offset by $1.3 million of higher interest expense as a result of additional drawdowns on our asset-based borrowing facility to partially fund acquisitions. As of September 30, 2012 and December 31, 2011, we had $107.8 million and $38.3 million, respectively, of borrowings under our asset-based borrowing facility.

Other

We began acquiring commercial real estate investments during the second quarter of 2012. As of September 30, 2012, our commercial real estate holdings had a carrying value of $44.7 million and are included within other assets on our condensed consolidated balance sheets.

Other Income

The following table presents the components of other income (loss) for the three and nine months ended September 30, 2012 and 2011:

Comparative Other Income (Loss) Components

(Amounts in thousands)

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
For the three months ended September 30	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Commodity swaps	$—	$—	$(5,807)	$3,450	$—	$—	$—	$—	$(5,807)	$3,450
Credit default swaps	(5,552)	(2,568)	—	—	—	—	—	—	(5,552)	(2,568)
Total rate of return swaps	—	(4)	—	—	—	—	—	—	—	(4)
Common stock warrants	734	(980)	—	—	—	—	—	—	734	(980)
Foreign exchange(1)	2,523	(7,501)	—	—	—	—	—	—	2,523	(7,501)
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(2,295)	(11,053)	(5,807)	3,450	—	—	—	—	(8,102)	(7,603)
Net realized and unrealized gain on residential mortgage-backed securities, at estimated fair value	3,624	2,274	—	—	—	—	—	—	3,624	2,274
Net realized and unrealized gain (loss) on investments(2)	81,507	(23,165)	—	—	—	—	—	—	81,507	(23,165)
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(1,717)	125	—	—	—	—	—	—	(1,717)	125
Impairment of securities available-for-sale and private equity at cost	(7,350)	(1,491)	—	—	—	—	—	—	(7,350)	(1,491)
Net loss on restructuring and extinguishment of debt	—	(1,736)	—	—	—	—	—	—	—	(1,736)
Other income	4,489	2,290	882	—	—	—	—	—	5,371	2,290
Total other income (loss)	$78,258	$(32,756)	$(4,925)	$3,450	$—	$—	$—	$—	$73,333	$(29,306)

(1)                   Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                   Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
For the nine months ended September 30	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net realized and unrealized (loss) on derivatives and foreign exchange:
Commodity swaps	$—	$—	$673	$3,573	$—	$—	$—	$—	$673	$3,573
Credit default swaps	(3,267)	(2,897)	—	—	—	—	—	—	(3,267)	(2,897)
Total rate of return swaps	141	55	—	—	—	—	—	—	141	55
Common stock warrants	1,237	34	—	—	—	—	—	—	1,237	34
Foreign exchange(1)	(1,367)	(966)	—	—	—	—	—	—	(1,367)	(966)
Options	—	(94)	—	—	—	—	—	—	—	(94)
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(3,256)	(3,868)	673	3,573	—	—	—	—	(2,583)	(295)
Net realized and unrealized gain on residential mortgage-backed securities, at estimated fair value	9,687	2,145	—	—	—	—	—	—	9,687	2,145
Net realized and unrealized gain on investments(2)	164,759	75,319	117	—	—	—	—	—	164,876	75,319
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(1,707)	494	—	—	—	—	—	—	(1,707)	494
Impairment of securities available-for-sale and private equity at cost	(8,759)	(2,619)	—	—	—	—	—	—	(8,759)	(2,619)
Net loss on restructuring and extinguishment of debt	(445)	(1,736)	—	—	—	—	—	—	(445)	(1,736)
Other income	9,782	6,400	882	—	—	—	—	—	10,664	6,400
Total other income	$170,061	$76,135	$1,672	$3,573	$—	$—	$—	$—	$171,733	$79,708

(1)                   Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                   Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

Credit

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Total other income was $78.3 million for the three months ended September 30, 2012 as compared to total other loss of $32.8 million for the three months ended September 30, 2011. This increase of $111.0 million in total other income was driven primarily by $104.7 million of higher net realized and unrealized gains on investments. The three months ended September 30, 2012 included significant realized gains from sales and paydowns of investments, whereas the three months ended September 30, 2011 included less significant realizations as well as realized and unrealized losses on equity investments, at fair value. Specifically, during the third quarter of 2012, we had realizations totaling $41.8 million from our securities available-for-sale portfolio, including $17.5 million from the sale of a debt security holding and $20.1 million in unrealized gains on equity investments, at fair value. Comparatively, during the third quarter of 2011, we recognized $34.7 million from realized gains on our securities available-for-sale portfolio and $13.5 million in realized and unrealized losses on equity investments, at fair value.

Additionally, the increase in net realized and unrealized gains on investments was impacted by a $51.2 million beneficial change in the lower of cost or estimated fair value adjustment on our corporate loans held for sale portfolio, from a $43.8 million charge recorded for the three months ended September 30, 2011 to a $7.4 million reduction to the valuation adjustment for the three months ended September 30, 2012. Corporate loans held for sale totaled $500.5 million as of September 30, 2011 compared to $137.9 million as of September 30, 2012. The increase in total other income was also attributable to a $10.0 million favorable variance in foreign exchange contracts and remeasurement, primarily in Euro-denominated investments.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Total other income was $170.1 million for the nine months ended September 30, 2012 as compared to $76.1 million for the nine months ended September 30, 2011. This increase of $93.9 million from the nine months ended September 30, 2011 to 2012 was primarily attributable to an $89.4 million increase in net realized and unrealized gain on investments primarily attributable to two factors.

First, there was a $57.5 million beneficial change in the lower of cost or estimated fair value adjustment on our corporate loans held for sale portfolio, from a $56.2 million charge recorded for the nine months ended September 30, 2011 to a $1.3 million reduction to the valuation adjustment for the nine months ended September 30, 2012, which was a result of price appreciation in our corporate loans held for sale portfolio during 2012 compared to the same period in 2011.

Second, realized and unrealized gains from our securities available-for-sale portfolio increased $28.2 million from $74.0 million for the nine months ended September 30, 2011 to $102.2 million for the nine months ended September 30, 2012. While both periods included significant realized gains from sales and paydowns of investments, the gains recorded during the nine months ended September 30, 2012 exceeded those recorded during the same period in 2011. Specifically, during the nine months ended September 30, 2012, we had realizations totaling $54.5 million from sale of three corporate debt security holdings combined with aggregate gains of $47.7 million from various other sales. Comparatively, during the nine months ended September 30, 2011, we recognized $69.0 million in gains on partial sales from two of our largest corporate debt holdings with aggregate gains of $5.0 million from various other sales.

In addition to the contributors above, the increase in other income was attributable to a $7.5 million increase in realized and unrealized gains on residential mortgage-backed securities, at estimated fair value from the nine months ended September 30, 2011 to 2012. These gains were partially due to price appreciation on the securities from the nine months ended September 30, 2011 to 2012.

These gains were partially offset by a $6.9 million increase in impairment losses for securities available-for-sale that we determined to be other-than-temporarily impaired.

Natural Resources

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Total other loss was $4.9 million for the three months ended September 30, 2012 as compared to total other income of $3.5 million for the same period in 2011. The change was primarily attributable to unrealized losses on our commodity swaps impacted by oil, natural gas and natural gas liquid price movements.

We began acquiring working and royalty interests in oil and gas properties during the fourth quarter of 2010. In an effort to minimize the effects of the volatility of oil, natural gas and natural gas liquids prices, we entered into commodity derivative contracts for certain years through 2016. For the three months ended September 30, 2012, net realized and unrealized losses on commodity swaps totaled $5.8 million, compared to net realized and unrealized gains on commodity swaps of $3.5 million for the three months ended September 30, 2011.

Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized. For the three months ended September 30, 2012, the fair value of our open derivative contracts decreased from a net asset of $10.2 million as of June 30, 2012 to a net asset of $3.4 million as of September 30, 2012 due to the increase in future commodity prices as of September 30, 2012 compared to June 30, 2012. For the three months ended September 30, 2011, the fair value of our open derivatives increased from a net liability of $0.1 million as of June 30, 2011 to a net asset of $3.3 million as of September 30, 2011. As of September 30, 2012 and 2011, our proved developed producing working interests were hedged for approximately 70% and 62% of estimated future natural gas production from existing wells, respectively, through 2016; approximately 40% and 83% of estimated future oil production from existing wells, respectively, through 2015; and approximately 47% and 44% of estimated future natural gas liquids production from existing wells, respectively, through 2013.

Realized gains (losses) represent amounts related to the settlement of derivative instruments, which for commodity derivatives, are aligned with the underlying production. During the three months ended September 30, 2012 and 2011, net realized gains on commodity swaps totaled $0.9 million and $0.1 million, respectively.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Total other income was $1.7 million for the nine months ended September 30, 2012 as compared to $3.6 million for the same period in 2011. The $1.9 million decline in total other income was primarily attributable to unrealized losses on our commodity swaps.

Net realized and unrealized gains on commodity swaps decreased $2.9 million from $3.6 million for the nine months ended September 30, 2011 to $0.7 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the fair value of our open derivative contracts decreased from a net asset of $7.4 million as of December 31, 2011 to a net asset of $3.4 million as of September 30, 2012 primarily due to the increase in future commodity prices at September 30, 2012 relative to the commodity contract prices of contracts entered into during the first two quarters of 2012. For the nine months ended September 30, 2011, the fair value of our open derivatives increased from a net liability of $0.2 million as of December 31, 2010 to a net asset of $3.3 million as of September 30, 2011. During the nine months ended September 30, 2012 and 2011, net realized gains on commodity swaps totaled $3.6 million and $0.1 million, respectively.

Other

We began acquiring commercial real estate investments during the second quarter of 2012. As such, all prior periods have zero balances.

Non-Investment Expenses

The following table presents the components of non-investment expenses for the three and nine months ended September 30, 2012 and 2011:

Comparative Non-Investment Expense Components

(Amounts in thousands)

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
For the three months ended	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Related party management compensation:
Base management fees	$6,386	$6,622	$464	$120	$61	$—	$—	$—	$6,911	$6,742
Incentive fees	—	—	—	—	—	—	17,768	—	17,768	—
Share-based compensation	—	—	—	—	—	—	778	136	778	136
CLO management fees	1,145	1,320	—	—	—	—	—	—	1,145	1,320
Related party management compensation	7,531	7,942	464	120	61	—	18,546	136	26,602	8,198
Professional services	1,071	1,103	48	31	11	—	—	—	1,130	1,134
Insurance	—	—	3	3	—	—	379	437	382	440
Directors’ expenses	—	—	—	—	—	—	895	(41)	895	(41)
Other general and administrative	2,737	2,537	19,268	5,618	—	—	—	—	22,005	8,155
Total non-investment expenses	$11,339	$11,582	$19,783	$5,772	$72	$—	$19,820	$532	$51,014	$17,886

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
For the nine months ended	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Related party management compensation:
Base management fees	$19,759	$19,176	$1,186	$346	$130	$—	$—	$—	$21,075	$19,522
Incentive fees	—	—	—	—	—	—	31,495	28,159	31,495	28,159
Share-based compensation	—	—	—	—	—	—	1,577	2,077	1,577	2,077
CLO management fees	3,372	3,956	—	—	—	—	—	—	3,372	3,956
Related party management compensation	23,131	23,132	1,186	346	130	—	33,072	30,236	57,519	53,714
Professional services	4,010	3,792	301	465	23	—	—	—	4,334	4,257
Insurance	—	—	3	7	—	—	1,249	1,726	1,252	1,733
Directors’ expenses	—	—	—	—	—	—	1,863	890	1,863	890
Other general and administrative	8,862	6,337	43,635	14,525	—	—	—	3,607	52,497	24,469
Total non-investment expenses	$36,003	$33,261	$45,125	$15,343	$153	$—	$36,184	$36,459	$117,465	$85,063

As presented in the table above, our consolidated non-investment expenses increased $33.1 million and $32.4 million from the three and nine months ended September 30, 2011, respectively, to the same periods in 2012. The majority of this change was in other general and administrative costs, which increased $13.9 million and $28.0 million from the three and nine months ended September 30, 2011, respectively, to the same periods in 2012. Total production costs and depreciation, depletion and amortization expenses within our Natural Resources segment were the primarily drivers of these increases in other general and administrative costs.  The significant components of non-investment expense are described below by business segment.

Certain corporate assets and expenses that are not directly related to the individual segments, including base management fees and professional services are allocated to individual segments based on the carrying value of the assets within those segments. Certain other corporate expenses, including incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

The base management fee payable was calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. Base management fees increased $0.2 million and $1.6 million from the three and nine months ended September 30, 2011, respectively, to the three and nine months ended September 30, 2012 primarily due to an increase in “equity” resulting from net income earned throughout 2011 and into 2012.

Our Manager is entitled to a quarterly incentive fee provided that our quarterly “net income,” as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle. Incentive fees of $17.8 million and $31.5 million were earned by the Manager during the three months and nine ended September 30, 2012 as compared to zero and $28.2 million during the three and nine months ended September 30, 2011.

Professional services expenses consist of legal, accounting and other professional services. Directors’ expenses represent share-based compensation, as well as expenses and reimbursements due to the board of directors for their services.

Credit

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

As presented in the table above, total non-investment expenses decreased $0.2 million from the three months ended September 30, 2011 to the same period in 2012. The significant components of non-investment expense are described below.

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

During the three months ended September 30, 2012 and 2011, the collateral manager waived the management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $8.0 million and $8.4 million, respectively. For the three months ended September 30, 2012 and 2011, we recorded an expense for CLO management fees totaling $1.1 million and $1.3 million, respectively.

For the three months ended September 30, 2012 and 2011, other general and administrative expenses included expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. For the three months ended September 30, 2012 and 2011, we incurred reimbursable general and administrative expenses to our Manager of $1.9 million and $1.6 million, respectively.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

As presented in the table above, total non-investment expenses increased $2.7 million from the nine months ended September 30, 2011 to the same period in 2012. The significant components of non-investment expense are described below.

During the nine months ended September 30, 2012 and 2011, the collateral manager waived the management fees for all CLOs, except for CLO 2005-1, and waived aggregate CLO management fees of $24.4 million and $25.6 million, respectively. For the nine months ended September 30, 2012 and 2011, we recorded an expense for CLO management fees totaling $3.4 million and $4.0 million, respectively.

Other general and administrative expenses increased $2.5 million from the nine months ended September 30, 2011 to the same period in 2012. The increase was primarily attributable an increase in expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. For the nine months ended September 30, 2012 and 2011, we incurred reimbursable general and administrative expenses to our Manager of $5.8 million and $4.9 million, respectively.

Natural Resources

Total non-investment expenses increased $14.0 million and $29.8 million from the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2012. These increases were primarily attributable to higher other general and administrative expenses, which are described in further detail below.

Other general and administrative expenses for the Natural Resources segment includes expenses related to the acquisition, management, production and operation of our working and overriding royalty interests, including recurring charges for depreciation, depletion and amortization for our natural resources investments. Components of the expenses related to the Natural Resources segment included the following (amounts in thousands):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Production costs:
Lease operating expenses	$5,235	$2,023	$11,928	$4,013
Transportation and marketing expenses	3,509	—	4,693	985
Severance and ad valorem taxes	1,112	465	2,420	1,020
Total production costs	9,856	2,488	19,041	6,018
Other costs:
Depreciation, depletion and amortization	6,958	2,544	14,867	5,478
Impairment of long-lived assets	291	—	3,308	—
State tax expense	—	15	—	33
General, administrative and other expenses	2,163	571	6,419	2,996
Total other costs	9,412	3,130	24,594	8,507
Total	$19,268	$5,618	$43,635	$14,525

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Other general and administrative expenses increased $13.7 million for the three months ended September 30, 2012 from the same period in 2011. The majority of this increase was attributable to lease operating expenses and depreciation, depletion and amortization. Lease operating expenses include expenses such as labor, rented equipment, field office, saltwater disposal, maintenance, tools and supplies and workover expenses. As we continue to acquire working interests in oil and natural gas properties, lease operating expenses will continue to increase in conjunction with an increase in oil, natural gas and natural gas liquids production. Furthermore, we have an agreement with a third party to act as the manager of certain of our oil and natural gas properties. Services provided by this third party as manager include making the business and operating decisions related to the production and sale of oil, natural gas and natural gas liquids, collection and disbursement of revenues, operating expenses, general and administrative expenses and other necessary and useful services for the operation of the assets. The number of our properties which were operated by the third party increased from 222 wells as of September 30, 2011 to 995 wells as of September 30, 2012. As the overall number of oil and natural gas properties increase, the related costs to manage these properties increase correspondingly. In addition, the depreciation, depletion and amortization of the oil and natural gas properties increased due to an increase in production and depletable costs that resulted from 2012 acquisitions.

For the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Other general and administrative expenses increased $29.1 million for the nine months ended September 30, 2012 from the same period in 2011. The majority of the increase was attributable to the reasons described above.

Included in the $29.1 million increase was $3.3 million of impairment charges recorded during the nine months ended September 30, 2012 on certain of our oil and natural gas properties acquired during the fourth quarter of 2010. We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating or development costs could indicate and result in impairments. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. In addition, we periodically evaluate our unproved oil and natural gas properties for impairment on a property-by-property basis.

We expect that as we continue to increase our holdings in natural resources assets, our total expenses will increase accordingly due to reasons described above. In addition, as certain nonrecurring acquisition and transaction costs are expensed in the period incurred, during periods of acquisition, we expect to see comparatively larger general and administrative expenses.

Other

As we began acquiring commercial real estate investments during the second quarter of 2012, there were no expenses incurred in 2011. During the three and nine months ended September 30, 2012, the expenses incurred were comprised of certain corporate expenses that were not directly related to the Other segment, but were allocable costs based on the carrying value of the assets within the segment.

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

We own equity interests in entities that have elected or intend to elect to be taxed as a real estate investment trust (a “REIT”) under the Code. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP condensed consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three and nine months ended September 30, 2012 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders.

We recorded $0.3 million and $(3.5) million of federal and state tax expense (benefit) for the three and nine months ended September 30, 2012, respectively. We recorded $(0.4) million and $8.3 million of federal and state tax (benefit) expense for the three and nine months ended September 30, 2011, respectively. The most significant component of our tax expense (benefit) relates to our domestic taxable corporate subsidiaries.

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

The following table summarizes the carrying value of our investment portfolio by strategy as of September 30, 2012 (amounts in thousands):

	Bank Loans & High Yield	Natural Resources	Special Situations	Mezzanine	Commercial Real Estate	Private Equity	Total
Corporate loans(1)	$5,921,674	$—	$52,945	$96,684	$—	$—	$6,071,303
Securities(2)	407,933	—	75,708	—	—	—	483,641
Equity investments, at estimated fair value(3)	42,514	35,131	51,546	6,887	—	58,546	194,624
Other assets(4)	—	374,060	16,729	330	44,727	75	435,921
Total	$6,372,121	$409,191	$196,928	$103,901	$44,727	$58,621	$7,185,489

(1)         Includes loans held for sale and loans at estimated fair value. Amounts presented are gross of allowance for loan losses totaling $225.9 million as of September 30, 2012.

(2)         Excludes our investments in residential mortgage-backed securities with an estimated fair value of $86.9 million and securities sold, not yet purchased with an estimated fair value of $21.5 million.

(3)         Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

(4)         Includes interests in joint ventures and partnerships.

The table above reconciles our assets as presented on our condensed consolidated balance sheets to our six core strategies, which differs from our reportable segments. For segment reporting purposes, the majority of our corporate debt portfolio and equity investments, at estimated fair value are included within our Credit segment. Our Natural Resources and Other segments include our oil and natural gas properties and commercial real estate investment, respectively (both of which are included in other assets on our condensed consolidated balance sheets). Our Natural Resources segment excludes the private equity and interests in joint ventures and partnerships focused on the oil and gas sector (included in equity investments, at estimated fair value and other assets on our condensed consolidated balance sheets).

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

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $6.4 billion and $7.1 billion as of September 30, 2012 and December 31, 2011, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of September 30, 2012 and December 31, 2011. Loans that are not deemed to be held for sale are carried at amortized cost, net of allowance for loan losses, on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets. We also have certain loans that we elected to carry at estimated fair value.

Corporate Loans

(Amounts in thousands)

	September 30, 2012(1)				December 31, 2011(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$5,659,706	$5,470,304	$5,470,304	$5,441,893	$6,329,636	$6,085,696	$6,085,696	$5,826,951
Second lien	479,752	446,029	446,029	354,736	474,903	434,705	434,705	351,484
Subordinated	251,448	163,598	163,598	208,858	251,124	165,228	165,228	183,975
Subtotal	6,390,906	6,079,931	6,079,931	6,005,487	7,055,663	6,685,629	6,685,629	6,362,410
Lower of cost or fair value adjustment	—	(10,096)	—	—	—	(50,906)	—	—
Allowance for loan losses	—	(225,882)	—	—	—	(191,407)	—	—
Unrealized gains	—	1,468	—	—	—	83	—	—
Total	$6,390,906	$5,845,421	$6,079,931	$6,005,487	$7,055,663	$6,443,399	$6,685,629	$6,362,410

(1)           Includes loans held for sale and loans carried at estimated fair value.

As of September 30, 2012, $6.4 billion par amount, or 99.7%, of our corporate loan portfolio was floating rate and $18.9 million par amount, or 0.3%, was fixed rate. In addition, as of September 30, 2012, $337.1 million par amount, or 5.3%, of our corporate loan portfolio was denominated in foreign currencies, of which 70.4% was denominated in Euros. As of December 31, 2011, $7.0 billion par amount, or 99.9%, of our corporate loan portfolio was floating rate and $9.4 million par amount, or 0.1%, was fixed rate. In addition, as of December 31, 2011, $278.5 million par amount, or 3.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 76.7% was denominated in Euros.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 5.2% as of September 30, 2012 and 4.6% as of December 31, 2011, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 4.4% as of September 30, 2012 and 3.9% as of December 31, 2011. The weighted average years to maturity of our floating rate corporate loans was 4.3 years and 4.1 years as of September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, our fixed rate corporate loans had a weighted average coupon of 13.2% and a weighted average years to maturity of 1.4 years, as compared to 11.7% and 3.7 years, respectively, as of December 31, 2011.

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

The following table summarizes our recorded investment in non-accrual loans as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	September 30, 2012	December 31, 2011
Non-accrual loans (recorded investment):
Impaired loans held for investment	$362,443	$68,692
Loans held for sale	73,457	99,999
Total non-accrual loans	$435,900	$168,691

The $267.2 million increase in non-accrual loans from $168.7 million as of December 31, 2011 to $435.9 million as of September 30, 2012 was primarily due to our determination that Texas Competitive Electric Holdings Company LLC (“TXU”) loans, with a recorded investment of $311.4 million, were impaired. During the three and nine months ended September 30, 2012, we recognized $8.4 million and $15.1 million, respectively, of interest income from cash receipts for loans on non-accrual status.  During the three and nine months ended September 30, 2011, we recognized $4.0 million and $9.7 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

Impaired loans consist of loans held for investment where we have determined that it is more likely than not that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans on a recorded investment basis increased from $68.7 million as of December 31, 2011 to $362.4 million as of September 30, 2012 due to $311.4 million of additions to impaired loans related to TXU and $6.5 million of transfers from held-for-sale to held-for-investment, partially offset by $9.4 million of restructurings and $14.9 million of sales and paydowns.

Defaulted Loans

Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements.  The balance of defaulted loans may be comprised of loans held for investment and loans held for sale. Loans that are held for sale are carried at the lower of amortized cost or estimated market value and, accordingly, no allowance for loan losses is maintained for such loans. In contrast, loans that are specifically identified as being impaired have a specific allocated reserve that represents the excess of the loan’s amortized cost amount over its estimated fair value. Since defaulted loans may primarily consist of loans classified as held for sale and impaired loans consist of only loans held for investment, fluctuations in the balances of defaulted loans will not necessarily correspond to fluctuations in impaired loans. As of September 30, 2012 and December 31, 2011, we had no corporate loans in default.

Troubled Debt Restructurings

During both the three and nine months ended September 30, 2012, we exchanged an aggregate recorded investment of $67.7 million of loans from a single issuer for new loans of varying extended maturities and equity with a combined estimated fair value of $25.6 million, in a modification which qualified as a troubled debt restructuring. The interest rate did not change as a result of this modification. Prior to the restructuring, certain of the loans were included in the allocated component of the allowance for loan losses, while the remaining loans were in loans held for sale and were on non-accrual status. The difference between the recorded investment of the loans and the estimated fair value of the new loans and equity was charged-off against the allowance for loan losses and the lower of cost or estimated fair value allowance. The new loans were included in the allocated component of the allowance for loan losses and in loans held for sale and will be maintained on non-accrual status until performance has been demonstrated by the borrower for a suitable period of time, while the equity was carried at estimated fair value. The loans modified in the troubled restructuring were not in default at September 30, 2012. We did not have any loans that qualified as troubled debt restructurings at December 31, 2011.

As of September 30, 2012, there were no commitments to lend additional funds to the borrower whose loans had been modified in the troubled debt restructuring. We did not modify any loans that qualified as troubled debt restructurings during the three and nine months ended September 30, 2011.

During the three and nine months ended September 30, 2012, we modified $346.7 million and $1.4 billion, respectively, and during the three and nine months ended September 30, 2011, we modified zero and $1.2 billion, respectively, amortized cost of corporate loans that did not qualify as troubled debt restructurings. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance For Loan Losses

The following table summarizes the changes in our allowance for loan losses for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Beginning balance	$235,807	$188,874	$191,407	$209,030
Provision for loan losses	—	2,533	46,498	14,194
Charge-offs	(9,925)	—	(12,023)	(31,817)
Ending balance	$225,882	$191,407	$225,882	$191,407

As of September 30, 2012 and December 31, 2011, we had an allowance for loan loss of $225.9 million and $191.4 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the loan’s observable estimated fair value may be used.

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

As of September 30, 2012, the allocated component of our allowance for loan losses totaled $76.7 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $398.7 million and an aggregate recorded investment of $362.4 million. As of December 31, 2011, the allocated component of our allowance for loan losses totaled $33.8 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $83.5 million and an aggregate recorded investment of $68.7 million.

The unallocated component of our allowance for loan losses totaled $149.2 million and $157.6 million as of September 30, 2012 and December 31, 2011, respectively. As discussed above, we estimate the unallocated reserve by first categorizing our corporate loans held for investment portfolio based on their assigned risk grade and then based on the seniority of the loan in the issuer’s capital structure. Of the three internally assigned risk grades, as of September 30, 2012, we had loans issued from ten issuers with an aggregate par value of $767.7 million and amortized cost amount of $757.3 million that we classified as high risk. Approximately 83% of the amortized cost balance of loans classified as high risk consisted of the following holdings: i) $312.3 million amortized cost amount of loans issued by Modular Space Corporation; ii) $136.7 million amortized cost amount of loans issued by First Data Corporation; iii) $69.3 million amortized cost amount of loans issued by Realogy Corporation; iv) $61.0 million amortized cost amount of loans issued by Caesars Entertainment Operating Company; and, v) $51.6 million amortized cost amount of loans issued by Longview Power, LLC.

At September 30, 2012, we transferred TXU, with a total amortized cost of $310.4 million, from the high risk grade of the unallocated component to the allocated component of our allowance for loan losses upon determination that the loans were impaired. Management believed it probable that we would be unable to collect all payments due in accordance with the contractual terms of the loan agreement. To calculate the recovery value of the loans, we estimated the loss as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted using the effective discount rate. The calculation resulted in a specific reserve of $51.8 million related to TXU, or an implied recovery value of approximately 80% of par.

During the three and nine months ended September 30, 2012, we recorded charge-offs totaling $9.9 million and $12.0 million, respectively, comprised primarily of a loan that was restructured and loans transferred to loans held for sale. During the three and nine months ended September 30, 2011, we recorded charge-offs totaling zero and $31.8 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

The following table summarizes the changes in our loans held for sale balance for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011
Loans Held for Sale:
Beginning balance	$183,934	$539,270	$317,332	$463,628
Transfers in	23,955	129,288	86,969	817,924
Transfers out	(48,992)	(88,080)	(114,871)	(376,971)
Sales, paydowns, restructurings and other	(28,309)	(36,180)	(152,778)	(347,926)
Lower of cost or estimated fair value adjustment(1)	7,358	(43,808)	1,294	(56,165)
Net carrying value	$137,946	$500,490	$137,946	$500,490

(1)           Represents the recorded net adjustment to earnings for the respective period.

As of September 30, 2012, we had $137.9 million of loans held for sale, a decrease of $179.4 million from December 31, 2011 primarily due to the sale and paydown of certain loans, as well as the net transfer of loans from held for sale to held for investment as described below.

During the three and nine months ended September 30, 2012, we transferred $24.0 million and $87.0 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and nine months ended September 30, 2011, we transferred $129.3 million and $817.9 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during the three and nine months ended September 30, 2012, we transferred $49.0 million and $114.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment at the lower of cost or estimated fair value. During the three and nine months ended September 30, 2011, we transferred $88.1 million and $377.0 million amortized cost amount, respectively, from loans held for sale back to loans held for investment. These transfers back to held for investment occurred as circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

We recorded a $7.4 million and $1.3 million reduction to the lower of cost or estimated fair value adjustment during the three and nine months ended September 30, 2012, respectively, for certain loans held for sale, which had a carrying value of $137.9 million as of September 30, 2012. We recorded a $43.8 million and $56.2 million net charge to earnings for the three and nine months ended

September 30, 2011, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $500.5 million as of September 30, 2011.

Concentration Risk

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2012, approximately 46% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, TXU, and Modular Space Corporation, which combined represented $994.8 million, or approximately 16% of the aggregated amortized cost basis of the our corporate loans. As of December 31, 2011, approximately 47% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, TXU and Modular Space Corporation, which combined represented $992.5 million, or approximately 15% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $500.5 million and $869.7 million as of September 30, 2012 and December 31, 2011, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets.

The following table summarizes our corporate debt securities portfolio stratified by type as of September 30, 2012 and December 31, 2011:

Corporate Debt Securities

(Amounts in thousands)

	September 30, 2012(1)				December 31, 2011(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$231,389	$221,161	$210,211	$221,161	$312,876	$298,467	$294,472	$298,467
Senior unsecured	227,413	217,042	196,086	217,042	465,948	448,407	395,932	448,407
Subordinated	41,648	41,466	38,424	41,466	90,881	76,040	67,501	76,040
Total	$500,450	$479,669	$444,721	$479,669	$869,705	$822,914	$757,905	$822,914

(1)                                  In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the condensed consolidated statements of operations.

As of September 30, 2012, $429.2 million par amount, or 85.8%, of our corporate debt securities portfolio was fixed rate and $71.2 million par amount, or 14.2%, was floating rate. In addition, as of September 30, 2012, $19.5 million par amount, or 3.9%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 79.9% was denominated in Euros. As of December 31, 2011, $660.5 million, or 75.9%, of our corporate debt securities portfolio was fixed rate and $209.2 million, or 24.1%, was floating rate. In addition, as of December 31, 2011, $72.4 million par amount, or 8.3%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 67.5% was denominated in Euros.

As of September 30, 2012, our fixed rate corporate debt securities had a weighted average coupon of 9.3% and a weighted average years to maturity of 4.7 years, as compared to 9.6% and 6.0 years, respectively, as of December 31, 2011. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 8.3% as of September 30, 2012 and 6.0% as of December 31, 2011, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 7.3% as of September 30, 2012 and 5.3% as of December 31, 2011. The weighted average years to maturity of our floating rate corporate debt securities was 3.3 years and 2.8 years as of September 30, 2012 and December 31, 2011, respectively.

During the three and nine months ended September 30, 2012, we recorded $7.4 million and $8.2 million, respectively, of impairment losses for corporate debt securities that we determined to be other-than-temporarily impaired. During both the three and nine months ended September 30, 2011, we recorded impairment losses of $1.5 million for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

As of September 30, 2012 and December 31, 2011, we had no corporate debt securities in default.

Concentration Risk

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2012, approximately 51% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Laureate Education, Inc., Avaya Inc. and Accellent Inc., which combined represented $86.9 million, or approximately 18% of the estimated fair value of our corporate debt securities. As of December 31, 2011, approximately 46% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by First Data Corporations, SandRidge Energy, Inc. and Equinox Holdings Inc., which combined represented $174.3 million, or approximately 21% of the estimated fair value of our corporate debt securities.

Other Holdings

Our other holdings primarily consist of working and royalty interests, marketable and private equity investments, as well as interests in joint ventures and partnerships.

Natural Resources Holdings

Our natural resources holdings include working interests in producing oil and natural gas fields located in Texas, Mississippi and Louisiana. As of September 30, 2012 and December 31, 2011, the working interests had a carrying value of $257.5 million and $86.9 million, respectively. These interests are in both proved developed and proved undeveloped properties, with the majority of our exposure to natural gas, followed by natural gas liquids and then oil. The acquisition of these working interests was partially financed with $107.8 million of borrowings through a five-year $151.4 million non-recourse, asset-based credit facility maturing November 5, 2015.

In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties, but most of the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of September 30, 2012 and December 31, 2011, had a carrying value of $48.3 million and $51.7 million, respectively.

Our natural resources properties are located in the United States, primarily in Texas. Working interests reserves as of September 30, 2012 totaled 175,613 millions of cubic feet equivalent (“mmcfe”), of which approximately 67% was proved developed producing, 24% was proved undeveloped and 9% was proved developed non-producing. Working interests reserves as of December 31, 2011 totaled 73,095 mmcfe, of which approximately 59% was proved developed producing, 27% was proved undeveloped and 14% was proved developed non-producing. Working interest reserves represent estimates prepared based on estimates of underground accumulations of natural gas, natural gas liquids and oil that cannot be measured in an exact manner.

Equity Holdings

As of September 30, 2012, our equity investments consisted of (i) marketable equity securities (included in securities on our condensed consolidated balance sheet) with an aggregate cost amount of $3.5 million and estimated fair value of $4.0 million, (ii) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $0.8 million, and (iii) equity investments carried at estimated fair value, with an aggregate cost amount of $162.0 million and an estimated fair value of $194.6 million. Equity investments carried at estimated fair value primarily consist of private equity investments. In comparison, as of December 31, 2011, our equity investments consisted of (i) marketable equity securities (included in securities on our condensed consolidated balance sheet) with an aggregate cost amount of $12.8 million and estimated fair value of $13.2 million, (ii) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with both an aggregate cost amount and estimated fair value of $0.8 million, and (iii) equity investments, carried at estimated fair value, with an aggregate cost amount of $180.9 million and estimated fair value of $189.8 million.

Interests in Joint Ventures and Partnerships Holdings

As of September 30, 2012, our interests in joint ventures and partnerships had an aggregate cost amount of $112.1 million and estimated fair value of $113.0 million.

Portfolio Purchases

We made investment portfolio purchases of $431.1 million and $1.5 billion during the three and nine months ended September 30, 2012, respectively, as compared to $581.0 million and $2.5 billion for the three and nine months ended September 30, 2011, respectively, primarily comprised of the following purchases by strategy. All amounts presented are on a trade date cost basis.

Portfolio Purchases

(Dollar amounts in thousands)

For the three months ended September 30, 2012	Bank Loans & High Yield	Natural Resources	Special Situations	Commercial Real Estate	Mezzanine	Private Equity	Total
Corporate loans	$298,470	$—	$3,741	$—	$49,197	$—	$351,408
Securities	18,519	—	6,801	—	—	—	25,320
Equity investments, at estimated fair value	—	—	13,822	—	1,936	—	15,758
Other assets(1)	—	29,507	1,105	8,013	—	—	38,625
Total	$316,989	$29,507	$25,469	$8,013	$51,133	$—	$431,111
% of total	73.5%	6.8%	5.9%	1.9%	11.9%	0.0%	100.0%

(1)          Includes other investments, at estimated fair value, interests in joint ventures and partnerships, as well as working and overriding royalty interests in oil and natural gas properties.

For the three months ended September 30, 2011	Bank Loans & High Yield	Natural Resources	Special Situations	Commercial Real Estate	Mezzanine	Private Equity	Total
Corporate loans	$451,022	$—	$15,701	$—	$—	$—	$466,723
Securities	52,595	—	30,351	—	—	—	82,946
Equity investments, at estimated fair value	—	—	7,176	—	2,184	20,000	29,360
Other assets(1)	—	—	1,939	—	—	—	1,939
Total	$503,617	$—	$55,167	$—	$2,184	$20,000	$580,968
% of total	86.7%	0.0%	9.5%	0.0%	0.4%	3.4%	100.0%

(1)          Includes other investments, at estimated fair value, interests in joint ventures and partnerships, as well as working and overriding royalty interests in oil and natural gas properties.

For the nine months ended September 30, 2012	Bank Loans & High Yield	Natural Resources	Special Situations	Commercial Real Estate	Mezzanine	Private Equity	Total
Corporate loans	$1,067,799	$—	$28,822	$—	$49,197	$—	$1,145,818
Securities	56,340	—	40,789	—	—	—	97,129
Equity investments, at estimated fair value	1,882	—	15,794	—	1,936	5,000	24,612
Other assets(1)	—	214,574	7,844	44,771	—	—	267,189
Total	$1,126,021	$214,574	$93,249	$44,771	$51,133	$5,000	$1,534,748
% of total	73.4%	14.0%	6.1%	2.9%	3.3%	0.3%	100.0%

(1)          Includes other investments, at estimated fair value, interests in joint ventures and partnerships, as well as working and overriding royalty interests in oil and natural gas properties.

For the nine months ended September 30, 2011	Bank Loans & High Yield	Natural Resources	Special Situations	Commercial Real Estate	Mezzanine	Private Equity	Total
Corporate loans	$2,020,373	$—	$42,229	$—	$9,847	$—	$2,072,449
Securities	181,761	—	40,956	—	—	—	222,717
Equity investments, at estimated fair value	—	—	14,854	—	2,815	35,416	53,085
Other assets(1)	—	109,102	5,431	—	—	—	114,533
Total	$2,202,134	$109,102	$103,470	$—	$12,662	$35,416	$2,462,784
% of total	89.4%	4.4%	4.2%	0.0%	0.5%	1.5%	100.0%

(1)          Includes other investments, at estimated fair value, interests in joint ventures and partnerships, as well as working and overriding royalty interests in oil and natural gas properties.

Shareholders’ Equity

Our shareholders’ equity at September 30, 2012 and December 31, 2011 totaled $1.8 billion and $1.7 billion, respectively. Included in our shareholders’ equity as of September 30, 2012 and December 31, 2011 is accumulated other comprehensive loss totaling $68.4 million and $35.6 million, respectively.

Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2012 was $1.8 billion and 25.4% and $1.8 billion and 20.6%, respectively. Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2011 was $1.7 billion and 9.2% and $1.7 billion and 18.6%, respectively. Return on average shareholders’ equity is defined as net income divided by weighted average shareholders’ equity.

Our book value per share as of September 30, 2012 and December 31, 2011 was $10.09 and $9.41, respectively, and was computed based on 178,437,078 and 178,145,482 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively.

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

On July 26, 2012, our board of directors declared a cash distribution for the quarter ended June 30, 2012 of $0.21 per share to shareholders of record on August 9, 2012. The distribution was paid on August 23, 2012.

On October 25, 2012, our board of directors declared a cash distribution for the quarter ended September 30, 2012 of $0.21 per share to shareholders of record on November 7, 2012. The distribution is payable on November 21, 2012.

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

On July 13, 2012, we repaid in full $112.0 million of outstanding 7.0% convertible senior notes (the “7.0% Notes”). As of September 30, 2012, we had unrestricted cash and cash equivalents totaling $331.4 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization (“OC Test”) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash

Flow CLOs. As of September 30, 2012, all our Cash Flow CLOs were in compliance with certain compliance tests (specifically, their respective OC Tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

On March 31, 2011, we closed CLO 2011-1, a $400.0 million secured financing transaction secured by the assets held in CLO 2011-1. At closing, we entered into a senior loan agreement (the “CLO 2011-1 Agreement”) through which CLO 2011-1 was able to borrow up to $300.0 million through a non-recourse loan secured by the assets held in CLO 2011-1. On July 6, 2011, we amended the CLO 2011-1 Agreement to upsize the transaction to $600.0 million, whereby CLO 2011-1 was able to borrow up to an additional $150.0 million, or total of $450.0 million. Under the amended CLO 2011-1 Agreement, the CLO 2011-1 senior loan matures on August 15, 2018 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month LIBOR plus 1.35%. In addition, concurrent with the amendment to increase the size of CLO 2011-1, the transaction was amended to reduce the par value ratio test (“PVR Test”) from 133.33% to 120.0%. Under CLO 2011-1, if the PVR Test is below 120.0%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 120.0%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Once the total portfolio held by CLO 2011-1 is reduced below 35% of the total committed transaction size, all principal proceeds received by CLO 2011-1 are used to amortize the senior loan. As of September 30, 2012, we had $370.4 million of borrowings outstanding under the CLO 2011-1 Agreement.

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

Cash Flow CLO Transactions

As of September 30, 2012, we had six Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior secured notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior secured notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager was $296.9 million as of September 30, 2012 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

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

The following table summarizes the PVR Test for CLO 2011-1. This information is based on the September 2012 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$470,175
Par value test minimum	120.0%
Par value test ratio	133.3%
Cushion / (Excess)	$49,200
Par value portfolio collateral value	$493,718
Outstanding loan balance	$370,431

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of September 30, 2012, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the key tests and metrics for each of our CLOs. This information is based on the September 2012 monthly reports, which are prepared by the independent third party trustee for each CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the September 2012 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the September 2012 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$688,925	$703,374	$1,030,732	$3,337,030	$968,262
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	590.5%	802.1%	498.9%	753.7%	642.8%
CCC amount	$101,942	$122,205	$284,112	$741,115	$254,586
CCC percentage of portfolio	14.8%	17.4%	27.6%	22.2%	26.3%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	155.8%	149.4%	159.8%	180.9%	159.2%
Cushion / (Excess)	$153,131	$120,451	$101,406	$387,777	$226,796
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	118.8%	123.9%	136.4%	126.0%	122.5%
Cushion / (Excess)	$69,605	$93,356	$159,426	$151,061	$94,050

During the three and nine months ended September 30, 2012, we issued $59.5 million par amount and $119.0 million par amount, respectively, of CLO 2007-1 class D notes for proceeds of $49.4 million and $94.5 million, respectively. In addition, during the three and nine months ended September 30, 2012, we issued zero and $11.3 million par amount, respectively, of CLO 2007-A class C notes for proceeds of $10.6 million.

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

As of September 30, 2012, we had no borrowings outstanding under the 2014 Facility.

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

As of September 30, 2012, we had $107.8 million of borrowings outstanding under the 2015 Natural Resources Facility.

As of September 30, 2012, we believe we were in compliance with the covenant requirements for both credit facilities discussed above.

Convertible Debt

In 2010, we issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 (the “7.5% Notes”). The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. Beginning on January 15, 2013, we may elect to terminate the conversion rights of the notes if the closing price of our shares exceeds 150% of the conversion price then in effect for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which we provide notice of the election to terminate the conversion rights. As of September 30, 2012, the conversion price was approximately $7.16 per share. We may satisfy our obligation with respect to the 7.5% Notes tendered for conversion by delivering to the holder either cash, common shares, no par value, issued by us or a combination thereof.

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

Off-Balance Sheet Commitments

As of September 30, 2012, we had committed to purchase corporate loans with aggregate commitments totaling $142.1 million. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of September 30, 2012, we had unfunded financing commitments totaling $6.5 million for corporate loans and approximately $167.9 million for other assets, including equity investments, at estimated fair value and interests in joint ventures and partnerships.

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

Tax Consequences of Investments in Natural Resources and Real Estate

As referenced above, we have made and may make certain investments in natural resources and real estate. It is likely that the income from natural resources investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not “United States persons” within the meaning of Section 7701(a)(30) of the Code. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected income with the conduct of a United States trade or business. In addition, if any REIT subsidiary in which we own an interest recognizes gain on the disposition of a United States real property interest, or if we recognize gain on the disposition of a United States real property interest that we hold through a pass-through entity (including gain from the sale of stock in a REIT subsidiary that invests primarily in real estate), such gain will be treated as effectively connected with the conduct of a United States trade or business.  Further, our investments in real estate through pass-through entities may generate operating income that is treated as effectively connected with the conduct of a United States trade or business.

To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable tax rate to the extent of the holder’s allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder’s United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such holder’s United States federal income tax liability for the taxable year. Finally, if we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.  Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our shares could be treated as United States real property interests.  In such case, gain recognized by an investor who is a non-United States person who owns more than 5% of our shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.  We do not believe that the fair market value of our investments in United States real property interests represents more than 10% of the fair market value of our assets at this time.

In addition, for all of our holders, investments in natural resources and real estate (other than through a REIT subsidiary) would likely constitute doing business in the jurisdictions in which such assets are located. As a result, holders of our shares will likely be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements.

For holders of our shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a “qualified publicly traded partnership” for purposes of the income and asset diversification tests that apply to regulated investment companies.  We believe that our income from our investments in natural resources and real estate may exceed 10% of our gross income in 2012.

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

We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat as majority-owned subsidiaries for purposes of the 40% test entities, including those that issue CLOs, in which we own at least 50% of the outstanding voting securities or that are otherwise structured consistent with applicable SEC staff guidance. Some of our majority-owned subsidiaries may rely solely on the exceptions from the definition of “investment company” found in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned for purposes of the Investment Company Act, together with any other “investment securities” that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, many of our majority-owned subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, the securities of those subsidiaries that we own and hold are not investment securities for purposes of the Investment Company Act. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary’s compliance with its applicable exception and our freedom of action relating to such a subsidiary, and that of the subsidiary itself, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on the exception provided by Rule 3a-7 under the Investment Company Act, while our real estate subsidiaries, including those that are taxed as REITs for United States federal income tax purposes, generally rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

We sometimes refer to our subsidiaries that rely on Section 3(c)(5)(C) of the Investment Company Act, as our “real estate subsidiaries.” Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” the SEC’s Division of Investment Management, or the “Division,” has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company’s assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, “qualifying real estate assets”), and at least 25% of the company’s assets consist of real estate-related assets (reduced by the excess of the company’s qualifying real estate assets over the required 55%), leaving no more than 20% of the company’s assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division’s interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiaries might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

Based on current guidance, our real estate subsidiaries classify investments in mortgage loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate on which we retain the unilateral right to foreclose. That is, if the loan-to-value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan-to-value ratios in excess of 100% are considered to be only real estate-related assets. Our real estate subsidiaries consider agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the United States government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans.

By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered by our real estate subsidiaries to be a real estate-related asset.

Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our real estate subsidiaries’ investment in non-agency mortgage-backed securities is the “functional equivalent” of owning the underlying mortgage loans, our real estate subsidiaries may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets are classified by our real estate subsidiaries as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our real estate subsidiaries own, our real estate subsidiaries will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our real estate subsidiaries acquire securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our real estate subsidiaries will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our real estate subsidiaries will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our real estate subsidiaries own more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our real estate subsidiaries will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our real estate subsidiaries own), whether our real estate subsidiaries own the entire amount of each such class and whether our real estate subsidiaries would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our real estate subsidiaries would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

As noted above, if the combined values of the securities issued to us by any non-majority-owned subsidiaries and our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceed 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, the type of investments we make, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our Management Agreement effective the date immediately prior to our becoming an investment company. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company (“RIC”) under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See “Partnership Tax Matters—Qualifying Income Exception”.

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

If the SEC or a court of competent jurisdiction were to find that we were required, but failed, to register as an investment company in violation of the Investment Company Act, we may have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court could appoint a receiver to take control of us and liquidate our business, any or all of which would have a material adverse effect on our business.

Other Regulatory Items

In August 2012, the U.S. Commodities Futures Trading Commission (“CFTC”) adopted a series of rules to establish a new regulatory framework for swaps that may cause certain users of swaps to be deemed commodity pools or to register as commodity pool operators.  In October 2012, the CFTC delayed the implementation of the relevant rules until December 31, 2012. Although we believe that KKR Financial Holdings LLC is not a commodity pool, we anticipate requesting confirmation of this conclusion from the CFTC. To the extent that any of our subsidiaries may be deemed to be a commodity pool, we believe they should satisfy certain exemptions to these rules available to privately offered entities. However, if the CFTC were to take the position that KKR Financial Holdings LLC is a commodity pool, our directors may be required to register as commodity pool operators.  Such registration would add to our operating and compliance costs and could affect the manner in which we use swaps as part of our operating and hedging strategies.

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of September 30, 2012, $356.7 million par amount, or 5.2%, of our corporate debt portfolio was denominated in foreign currencies, of which 70.9% was denominated in Euros. In addition, as of September 30, 2012, $123.4 million par amount, or 36.3%, of other assets, which includes our equity investments at estimated fair value and interests in joint ventures and partnerships, was denominated in foreign currencies, of which 50.9% was denominated in Euros and 26.3% was denominated in Canadian dollars.

Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of September 30, 2012, the net contractual notional balance of our foreign exchange options and forward contracts totaled $164.7 million, all of which related to certain of our foreign currency denominated corporate debt holdings. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. As of September 30, 2012, approximately 46.2% of our corporate debt portfolio had LIBOR floors with a weighted average floor of 1.4%. Based on our variable rate investments and variable rate borrowings as of September 30, 2012, we estimated that net interest income would be negatively impacted by approximately $13.4 million annually in the event interest rates were to increase by 1% and would be positively impacted by approximately $18.1 million annually in the event rates were to increase by 3%.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our interest rate swaps was $508.3 million as of September 30, 2012. Of the $508.3 million, $383.3 million was related to two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

Collateral posting requirements are individually negotiated between counterparties and there is currently no regulatory requirement concerning the amount of collateral that a counterparty must post to secure its obligations under certain derivative instruments. Currently, there is no requirement that parties to a contract be informed in advance when a credit default swap is sold. As a result, investors may have difficulty identifying the party responsible for payment of their claims. If a counterparty’s credit becomes significantly impaired, multiple requests for collateral posting in a short period of time could increase the risk that we may not receive adequate collateral. Amounts paid by us as premiums and cash or other assets held in margin accounts with respect to derivative instruments are not available for investment purposes.

The following table summarizes the estimated net fair value of our derivative instruments held as of September 30, 2012 (amounts in thousands):

	As of September 30, 2012
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$508,333	$(99,104)
Free-Standing Derivatives:
Commodity swaps	—	3,416
Credit default swaps—protection sold	3,000	16
Credit default swaps—protection purchased	(64,772)	196
Foreign exchange forward contracts	(294,956)	(13,495)
Foreign exchange options	130,207	7,334
Common stock warrants	—	3,568
Total	$281,812	$(98,069)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the fair values of our primary derivative investments by remaining contractual maturity as of September 30, 2012 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Interest rate swaps	$(2,817)	$—	$—	$(96,287)	$(99,104)
Free-Standing Derivatives:
Commodity swaps	1,186	2,076	154	—	3,416
Credit default swaps—protection sold	16	—	—	—	16
Credit default swaps—protection purchased	(80)	—	276	—	196
Foreign exchange forward contracts	1,323	(14,313)	(505)	—	(13,495)
Foreign exchange options	—	7,334	—	—	7,334
Total	$(372)	$(4,903)	$(75)	$(96,287)	$(101,637)

Commodity Price Risk

Certain of our natural resources holdings, including our working interests in producing oil and natural gas fields are subject to fluctuations in the prices of natural gas, natural gas liquids and oil, which may cause our revenues and cash flows to be volatile. As of September 30, 2012, natural gas comprised approximately 68.0% of our total working interests reserves, while natural gas liquids and oil comprised approximately 30.0% and 2.0%, respectively. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into, and expect to continue to use, commodity swaps for our working interests. Our policy has been to hedge a majority portion of the total estimated oil, natural gas and natural gas liquid production on our working interests for a specified amount of time. We currently use commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive-fixed, pay-floating swaps for certain years through 2016. Our unhedged production may expose us to commodity price declines or alternatively, provide the potential upside from commodity price increases. Our price hedging strategy and future hedging transactions, including the prices at which we hedge our production, are dependent upon several factors, including expected production and commodities prices at the time we enter into these transactions.

We do not designate any of our commodity derivatives as cash flow hedges. As such, the changes in fair value of these instruments are recorded in current period earnings. For the three and nine months ended September 30, 2012, we had $0.9 million and $3.6 million, respectively, of commodity derivatives settlements, which are settled monthly. The estimated fair value of our commodity swaps as of September 30, 2012 totaled $3.4 million. As a significant portion of our commodity derivatives hedge the majority of our estimated natural gas production through 2015, a 40% decrease in the future prices of natural gas as compared to the future prices at September 30, 2012 would result in an estimated unhedged production value decrease of approximately $3.8 million or less for any year through 2015.

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

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2012 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2012, our non-employee directors deferred $0.1 million of cash compensation in exchange for 4,520 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. On August 9, 2012, our non-employee directors received a total of 46,434 phantom shares in lieu of restricted common shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. In addition, on August 23, 2012, our non-employee directors deferred $0.1 million of cash distribution in exchange for 11,416 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof.

On August 9, 2012, the Compensation Committee of our board of directors granted to our non-employee directors an aggregate of 43,557 restricted common shares pursuant to our 2007 Share Incentive Plan. Each of these grants vests in one-third increments on the first three anniversaries of the date of grant. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. For further discussion of the 2007 Share Incentive Plan, see “Item 1. Financial Statements—Note 10. Common Shares, Restricted Shares and Share Options” of this Quarterly Report on Form 10-Q.

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

Date: November 8, 2012