Form 10-K
period 2012-12-31
KKR Financial Holdings LLC
filed 2013-02-28
CIK 1386926

Use these links to rapidly review the document

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the common shares held by non-affiliates of the registrant as of June 30, 2012 was $1,469,656,071, based on the closing price of the common shares on such date as reported on the New York Stock Exchange.

         The number of shares of the registrant's common shares outstanding as of February 21, 2013 was 204,780,075.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2013 Annual Shareholders' Meeting to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

        Except where otherwise expressly stated or the context suggests otherwise, the terms "we," "us" and "our" refer to KKR Financial Holdings LLC and its subsidiaries; the "Manager" refers to KKR Financial Advisors LLC; "KKR" refers to Kohlberg Kravis Roberts & Co. L.P. and its affiliated companies; "Management Agreement" means the amended and restated management agreement between us and the Manager, as amended; "operating agreement" means the amended and restated operating agreement of KKR Financial Holdings LLC, as amended; "common shares" refers to our common shares, no par value, representing limited liability company membership interests in us; "preferred shares" refers to a class of our shares with preference or priority over any other class of our shares with respect to distribution rights or rights upon our dissolution or liquidation; and "shares" refers to limited liability company membership interests issued by us of any class or series.

        This Annual Report on Form 10-K contains a summary of some of the terms of our operating agreement and our Management Agreement. Those summaries are not complete and are subject to, and qualified in their entirety by reference to, all of the provisions of our operating agreement and the Management Agreement. A copy of our operating agreement is included as an exhibit to the quarterly report on Form 10-Q that we filed with the SEC on August 6, 2009, a copy of Amendment No. 1 thereto is included as an exhibit to the annual report on Form 10-K that we filed with the SEC on March 1, 2010, a copy of Amendment No. 2 is included as an exhibit to the current report on Form 8-K that we filed with the SEC on January 11, 2013 and a copy of a share designation amending our operating agreement is included as an exhibit to the current report on Form 8-K that we filed with the SEC on January 17, 2013. A copy of our Management Agreement is included as an exhibit to the current report on Form 8-K that we filed with the SEC on May 4, 2007, a copy of the first amendment thereto is included as an exhibit to the current report on Form 8-K that we filed with the SEC on June 15, 2007 and a copy of the second amendment thereto is included as exhibit 10.17 to this Annual Report. Copies of all such reports and exhibits are available on the SEC website at www.sec.gov.

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

KKR FINANCIAL HOLDINGS LLC
2012 FORM 10-K ANNUAL REPORT

GLOSSARY OF TERMS

        The following is a description of the meanings of certain terms that are used in this report and may be used in the financial services and oil and gas industries.

        Basin.    A large area with a relatively thick accumulation of sedimentary rocks.

        Bbl.    One stock tank barrel or 42 United States ("U.S.") gallons liquid volume.

        Bcf.    One billion cubic feet.

        Bcfe.    One billion cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

        Btu.    One British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

        Collateralized loan obligations.    A special purpose vehicle set up to hold and manage pools of leveraged loans. The special-purpose vehicle is financed with several tranches of debt that have rights to the collateral and payment stream in descending order.

        Development well.    A well drilled within the proved area of a reservoir to the depth of a stratigraphic horizon known to be productive.

        Derivative instrument.    A financial instrument or contract with another party (counterparty) that is designed to meet any of a variety of risk management objectives, including those related to fluctuations in interest rates, currency exchange rates or commodity prices. Options, forwards and swaps are the most common derivative instruments we employ.

        Dry hole or well.    A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.

        Field.    An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

        Formation.    A stratum of rock that is recognizable from adjacent strata consisting mainly of a certain type of rock or combination of rock types with thickness that may range from less than two feet to hundreds of feet.

        Gross acres or gross wells.    The total acres or wells, as the case may be, in which a working interest is owned.

        London interbank offered rate ("LIBOR") floor.    A feature sometimes used in pricing debt instruments whose interest payments are linked to LIBOR, especially loans. Loans with a LIBOR floor pay an interest rate of LIBOR plus the applicable margin so long as LIBOR remains above the specified floor level. If, however, LIBOR falls below the floor, the interest rate is the floor level plus the applicable margin.

        MBbls.    One thousand barrels of oil or other liquid hydrocarbons.

        MBbls/d.    MBbls per day.

        Mcf.    One thousand cubic feet.

        Mcfe.    One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

        MMBbls.    One million barrels of oil or other liquid hydrocarbons.

        MMBoe.    One million barrels of oil equivalent determined using a ratio of one Bbl of oil, condensate or natural gas liquids to six Mcf.

        MMBtu.    One million British thermal units.

        MMcfe.    One million cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

        MMcfe/d.    MMcfe per day.

        MMMBtu.    One billion British thermal units.

        Net acres or net wells.    The sum of the fractional working interests owned in gross acres or gross wells, as the case may be.

        NGL.    Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

        Overriding royalty interest.    A non-cost bearing interest in the production from a well that is carved out of the working interest. It expires when the underlying oil and/or natural gas lease expires.

        Reinvestment period.    When principal proceeds are reinvested in new collateral assets and usually is five to seven years long.

        Productive well.    A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes.

        Proved developed reserves.    Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Additional reserves expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

        Proved reserves.    Reserves that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

        Proved undeveloped drilling location.    A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

        Proved undeveloped reserves.    Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for proved undeveloped reserves are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

        Royalty interest.    An interest that entitles the owner of such interest to a share of the mineral production from a property or to a share of the proceeds there from. It does not contain the rights and obligations of operating the property and normally does not bear any of the costs of exploration, development and operation of the property.

        Standardized measure of discounted future net cash flows.    The present value of estimated future net revenues to be generated from the production of proved reserves, determined in accordance with the regulations of the Securities and Exchange Commission, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses or depreciation, depletion and amortization; discounted using an annual discount rate of 10%.

        Undeveloped acreage.    Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil, natural gas and NGL regardless of whether such acreage contains proved reserves.

        Unproved reserves.    Reserves that are considered less certain to be recovered than proved reserves. Unproved reserves may be further sub-classified to denote progressively increasing uncertainty of recoverability and include probable reserves and possible reserves.

        Working interest.    The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

        Workover.    Maintenance on a producing well to restore or increase production.

PART I

ITEM 1.    BUSINESS

OUR COMPANY

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our manager with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.

        The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of seven CLO transactions, KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1") and KKR Financial CLO 2012-1, Ltd. ("CLO 2012-1") (collectively the "Cash Flow CLOs"). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

OUR STRATEGY

        Our objective is to provide long-term value for our shareholders by generating an attractive total return through cash distributions and increased enterprise value. We seek to achieve our objective by deploying capital opportunistically across capital structures and asset classes, including bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity. As part of our strategy, we seek opportunities in those asset classes that can generate competitive leveraged risk-adjusted returns, subject to maintaining our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act").

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

        As of December 31, 2012, we determined that we operate our business through multiple reportable business segments, which are differentiated primarily by their investment focuses.

  •
  Credit ("Credit"): The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, private and public equity investments, high yield bonds, and distressed and stressed debt securities.

  •
  Natural resources ("Natural Resources"): The Natural Resources segment, which was previously included within the other segment ("Other"), consists of non-operated working and overriding royalty interests in oil and natural gas properties. For segment reporting purposes, the Natural Resources segment excludes private equity focused on the oil and gas sector.

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

PARTNERSHIP TAX MATTERS

Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (which are treated as partnerships, disregarded entities or foreign corporations for United States federal income tax purposes), partnerships generally and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our shares and then prorate that amount on a monthly basis. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of taxable income from us during such year.

Qualifying Income Exception

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, if a partnership is "publicly traded" (as defined in the Internal Revenue Code of 1986, as amended (the "Code")), it will be treated as a corporation for United States federal income tax purposes. A publicly traded partnership will be taxed as a partnership, however, and not as a corporation, for United States federal income tax purposes so long as it is not required to register under the Investment Company Act of 1940 (the "Investment Company Act") and at least 90% of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "qualifying income exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the "conduct of a financial or insurance business" nor based, directly or indirectly, upon "income or profits" of any person), income and gains derived from certain activities related to minerals and natural resources, and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

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

        If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the gain from the sale or exchange. Moreover, if the fair market value of our investments in "United States real property interests," which include our investments in natural resources, real estate and certain REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our shares could be treated as "United States real property interests". In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its shares would be treated for United States federal income tax purposes as effectively connected income (unless the gain is attributable to a class of our shares that is regularly traded on a securities market and the non-United States person owns 5% or less of the shares of that class). We do not believe that the fair market value of our investments in United States real property interests represents more than 10% of the total fair market value of our assets at this time. No assurance can be provided that our future investments in United States real property interests will not cause us to exceed the 10% threshold described above. If gain from the sale of our shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

        In addition, all holders of our shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our shares will likely be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Kansas, Louisiana, Mississippi, North Dakota, Ohio, Oklahoma, Pennsylvania and Texas. We may make investments in other states in the future.

        For holders of our shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a "qualified publicly traded partnership" for purposes of the income and asset diversification tests that apply to regulated investment companies. Because such qualification will depend on the nature of our future investments, no assurance can be provided that we will or will not be treated as a "qualified publicly traded partnership" in any particular year.

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

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat as majority-owned subsidiaries for purposes of the 40% test entities, including those that issue CLOs, in which we own at least 50% of the outstanding voting securities or that are otherwise structured consistent with applicable SEC staff guidance. Some of our majority-owned subsidiaries may rely solely on the exceptions from the definition of "investment company" found in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned for purposes of the Investment Company Act, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, many of our majority-owned subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, the securities of those subsidiaries that we own and hold are not investment securities for purposes of the Investment Company Act. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action relating to such a subsidiary, and that of the subsidiary itself, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on the exception provided by Rule 3a-7 under the Investment Company Act, while our real estate subsidiaries, including those that are taxed as REITs for United States federal income tax purposes, generally rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

        We sometimes refer to our subsidiaries that rely on Section 3(c)(5)(C) of the Investment Company Act, as our "real estate subsidiaries." Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company's assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiaries might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

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

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our real estate subsidiaries' investment in non-agency mortgage-backed securities is the "functional equivalent" of owning the underlying mortgage loans, our real estate subsidiaries may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets are classified by our real estate subsidiaries as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our real estate subsidiaries own, our real estate subsidiaries will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our real estate subsidiaries acquire securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our real estate subsidiaries will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our real estate subsidiaries will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our real estate subsidiaries own more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our real estate subsidiaries will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our real estate subsidiaries own), whether our real estate subsidiaries own the entire amount of each such class and whether our real estate subsidiaries would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our real estate subsidiaries would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

        The Management Agreement expires on December 31, 2013 and is automatically renewed for a one-year term on such date and each anniversary date thereafter, unless terminated. Our independent directors review our Manager's performance annually and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

        Our Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as our common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, our Manager permanently waived approximately $8.8 million of base management fees during each of the years ended December 31, 2012, 2011 and 2010. For the year ended December 31, 2012, $28.2 million of base management fees were earned by our Manager.

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

        We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. The expenses required to be paid by us include, but are not limited to, rent, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors' and officers' liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our shareholders, the costs of printing and mailing proxies and reports to our shareholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors, costs incurred by employees of our Manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we will be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Except as noted above, our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including compensation of our Manager's employees and other related expenses, except that we may elect to have our Manager allocate expenses among us and our subsidiaries, in which case expenses would be paid directly by each entity that received an allocation. For the year ended December 31, 2012, we incurred reimbursable expenses to our Manager of $10.2 million.

        Incentive Compensation.    In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (i) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted average share of our common shares for such quarter, exceeds (b) an amount equal to (A) the weighted average of the price per share of the common stock of KKR Financial Corp. in its August 2004 private placement and the prices per share of the common stock of KKR Financial Corp. in its initial public offering and any subsequent offerings by KKR Financial Holdings LLC multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of our common shares outstanding in such quarter. The foregoing calculation of incentive compensation will be adjusted to exclude special one-time events pursuant to changes in GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. In addition, any shares that by their terms are entitled to a specified periodic distribution, including the Company's 7.375% Series A LLC Preferred Shares, will not be treated as shares, nor included as shares offered or outstanding, for the purpose of calculating incentive compensation, and instead the aggregate distribution amount that accrues to these shares during the fiscal quarter of such calculation will be subtracted from our Net Income, before incentive compensation for purposes of clause (i)(A). The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: "Net Income" will be determined by calculating the net income available to shareholders before non-cash equity compensation expense, in accordance with GAAP; and "Ten Year Treasury Rate" means the average of weekly average yield to maturity for United States Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

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

        For the year ended December 31, 2012, $37.6 million of incentive fees were earned by our Manager.

The Collateral Management Agreements

        As of December 31, 2012, the CLO management fees for all CLOs, except for CLO 2005-1 and CLO 2012-1, are being waived or are not entitled to be received. For the year ended December 31, 2012, the collateral manager waived aggregate CLO management fees of $32.2 million and we recorded an expense for CLO management fees totaling $4.2 million.

COMPETITION

        Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. A number of entities compete with us to make the types of investments that we make. We compete with financial companies, oil and natural gas companies, public and private funds, commercial and investment banks and commercial finance companies. Some of the competitors are large and may have greater financial and technical resources and greater access to deal flow than are available to us. In addition, some competitors may have a lower cost of funds than us and access to financing sources that are not available to us. Finally, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

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

        We own equity interests in entities that have elected or intend to elect to be taxed as a real estate investment trust (a "REIT") under the Code. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the year ended December 31, 2012 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders.

REIT MATTERS

        We own equity interests in entities that have elected or intend to elect to be taxed as REITs. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT's total assets must be "real estate assets" as defined in the Code. The Code also requires that each year at least 75% of a REIT's gross income come from real estate sources and at least 95% of a REIT's gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2012, we believe our REITs were in compliance with all requirements necessary to be taxed as a REIT. However, the sections of the Code and the corresponding United States Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and qualification and taxation as a REIT depends upon the ability to meet various qualification tests imposed under the Code (such as those described above), including through actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that any REIT in which we own an equity interest will be deemed to have been organized and to have operated, or to continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.

RESTRICTIONS ON OWNERSHIP OF OUR SHARES

        Due to limitations on the concentration of ownership of a REIT imposed by the Code, our amended and restated operating agreement, among other limitations, generally prohibits any shareholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of any class or series of the outstanding shares of our company, including common shares or preferred shares. Our board of directors has discretion to grant exemptions from the ownership limit, subject to terms and conditions as it deems appropriate.

REGULATION OF THE OIL AND NATURAL GAS INDUSTRY

        We have made and may continue to make investments in the oil and natural gas industry. The operations underlying these investments are substantially affected by federal, state and local laws and regulations. In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations, including those relating to the transportation of oil and natural gas. All of the jurisdictions in which we own or operate properties for oil and natural gas production have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process and the abandonment of wells. The operations underlying our investments are also subject to various conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil and natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.

        The exploration, development and production operations underlying our investments in oil and gas are also subject to stringent federal, regional, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may, among other things, require the acquisition of permits to conduct exploration, drilling and production operations; govern the amounts and types of substances that may be released into the environment; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered species; require investigatory and remedial actions to mitigate pollution conditions; impose obligations to reclaim and abandon well sites and pits; and impose specific criteria addressing worker protection. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of orders enjoining some or all of our operations in affected areas. These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability.

        The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in federal or state environmental laws and regulations or re-interpretation of applicable enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our financial position. The operators of the oil and gas properties in which we invest may be unable to pass on such increased compliance costs to their customers. Moreover, accidental releases or spills may occur in the course of those operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damage to property, natural resources or persons. Failure to comply with applicable laws and regulations can result in substantial penalties.

        Although we believe that the operations underlying our oil and gas investments are in substantial compliance with all applicable laws and regulations, and that continued substantial compliance with existing requirements will not have a material adverse effect on the value of our natural resources investments, our ability to use these investments as collateral, or our results of operations, such laws and regulations are frequently amended or reinterpreted. Additionally, currently unforeseen environmental incidents may occur or past non-compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission and the courts. We cannot predict when or whether any such proposals may become effective.

IRAN SANCTIONS RELATED DISCLOSURE

        Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" knowingly engaged in certain specified activities during the period covered by the report. We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2012. We note, however, that KKR & Co. L.P., an affiliate of our Manager, has informed us that it has included the disclosure reproduced below (relating to two companies in which its private equity funds have invested) in Exhibit 99.1 to its annual report on Form 10-K as filed with the SEC on February 22, 2013 as required by Section 13(r) of the Exchange Act (the "KKR Disclosure").

  KKR Disclosure:

        "During the year ended December 31, 2012, a European company in which our private equity funds have invested sold television content to the Islamic Republic of Iran Broadcasting ("IRIB") for less than €45,000. We have been advised by the company that it does not intend to sell any further content to the IRIB.

        A European subsidiary of a company in which our private equity funds have invested shipped a cancer drug to Medical Equipment and Pharmaceutical Holding Co. in June 2012. The company has informed us that anticipated gross revenue from such shipment was approximately €92,000."

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

        Our business and the businesses of the companies in which we invest are materially affected by conditions in the global financial markets and economic conditions generally, such as interest rates, availability and cost of capital, inflation rates, economic uncertainty, default rates, commodity prices, currency exchange rates, changes in laws (including laws relating to taxation), possible further downgrades in the credit ratings of the U.S. or other developed nations] and other national and international political circumstances. While the adverse effects of the unprecedented turmoil in the global credit and securities markets in late 2007 through early 2009 have abated, ongoing developments in the U.S. and global financial markets following that period, market volatility, slow economic growth and regulatory developments continue to illustrate that the current environment is still one of uncertainty.

        These economic conditions resulted in, and may in future again result in, significant declines in the values of nearly all asset classes. a serious lack of liquidity in the credit markets, increases in margin calls for investors, requirements that derivatives counterparties post additional collateral, redemptions by mutual and hedge fund investors and outflows of client funds across the financial services industry.

Although the global financial markets continued to recover in 2012, there can be no assurance that these markets will continue to improve and persistently high unemployment rates in the United States, slow recovery in many real estate markets, recessions in a number of European nations and slowing growth in developing countries all highlight the fact that economic conditions are still unstable and unpredictable. If the overall business environment worsens, our results of operations may be adversely affected.

        In addition, low interest rates related to monetary stimulus and economic stagnation may negatively impact expected returns on all types of investments as the demand for relatively higher return assets increases and the supply decreases.

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

        Liquidity is essential to our business. Our liquidity could be substantially adversely affected by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruptions in the financial markets, the ongoing economic difficulties in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible downgrades in the credit ratings of U.S. debt, changes to tax laws, contractions or limited growth in the economy or negative views about corporate credit investing and the specialty finance industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could develop if we incur large trading losses, or we suffer a decline in the level of our business activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and may have a negative impact on the market price of our common shares and any other securities we may issue.

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

        We leverage a portion of our portfolio investments through borrowings, generally through the use of bank credit facilities and securitizations, including the issuance of CLOs, and other secured and unsecured borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the portfolio investments' cash flow. As of December 31, 2012, the only contractual limitation on our ability to leverage our portfolio is a covenant contained in our revolving credit facility that our leverage ratio cannot exceed 1.5 to 1.0, computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP such as our CLO subsidiaries. Our ability to generate returns on our investments and make cash available for distribution to holders of our common shares would be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed.

We make non-United States dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

        From time to time, we make investments that are denominated in foreign currencies. For example, as of December 31, 2012, $350.4 million par amount, or 5.0%, of our corporate debt portfolio was denominated in foreign currencies, of which 69.6% was denominated in Euros, and $147.5 million par amount, or 42.6%, of other assets, which includes equity investments at estimated fair value and interests in joint ventures and partnerships, was denominated in foreign currencies, of which 43.7% was denominated in Euros and 21.7% was denominated in Canadian dollars. A change in foreign currency exchange rates, in particular that of the euro relative to the dollar, may have an adverse impact on returns on any of these non-dollar denominated investments. For example, our returns on these investments may be adversely affected by events in Eurozone countries that could cause the euro to fall versus the dollar such as defaults on sovereign debt, rating downgrades, continued economic contraction, the need for further financial relief of impacted countries, successions from the Eurozone or the perception that any such event may occur. See "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risks" in Item 7 of this Annual Report for further information about our currency rate exposure.

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

The majority of our assets consist of high-yield, below investment grade or unrated debt, which generally has a greater risk of loss than investment grade rated debt and, if those losses are realized, it could adversely affect our results of operations, our ability to service our indebtedness and our cash available for distribution to holders of our common shares.

        Our assets include below investment grade or unrated debt, including loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt. Issuers of high yield or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield or unrated debt is often less liquid than investment grade rated debt.

        In addition to the above, numerous other factors may affect a company's ability to repay its debt, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a company's financial condition and prospects may be accompanied by deterioration in the collateral for the high yield debt. Losses on our high yield debt holdings could adversely affect our results of operations, which could adversely affect our ability to service our indebtedness and cash available for distribution to holders of our common shares.

Our investment portfolio is and may continue to be concentrated in a limited number of companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations to us or if there is a downturn in a particular industry.

        Our investment portfolio is and may continue to be concentrated in a limited number of companies and industries. This lack of diversification may subject our investment portfolio to more rapid changes in value than would be the case if our assets were more widely diversified. For example, as of December 31, 2012, the 20 largest issuers which we have invested in represented approximately 42% of our total debt investment portfolio on an estimated fair value basis. As a result, our results of operations, financial condition and ability to pay distributions to our shareholders may be adversely affected if a small number of borrowers default in their obligations to us or if we need to write down the value of any one investment. If such impairments exceed our recorded allowance for loan losses our net income will be adversely affected. Moreover, securities issued by some of our largest issuers are recorded at estimated fair value and our net income may be adversely affected if these fair value determinations are materially higher than the values that we ultimately realize upon disposal of such securities. Additionally, a downturn in any particular industry in which we are invested could also negatively impact our results of operations and our ability to pay distributions. For example, as of December 31, 2012, we had approximately 22% of our total debt investment portfolio on an estimated fair value basis in two industries—Healthcare, Education and Childcare and Diversified/Conglomerate Services.

If we are unable to continue to utilize CLOs or other similar financing vehicles successfully, we may be unable to grow or fully execute our business strategy and our results of operations may be adversely affected.

        We have historically financed a substantial portion of our investments through, and derived a substantial portion of our revenue from, our CLO subsidiaries. These CLOs have served as long-term, non-recourse financing for debt investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate. An inability to continue to utilize CLOs or other similar financing vehicles successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and our results of operations may be adversely affected.

A number of our CLOs are outside of reinvestment periods, which may adversely affect our returns on investment and ability to maintain compliance with certain overcollateralization and interest coverage tests.

        Our CLOs generally have periods during which, subject to certain restrictions, their managers can sell or buy assets at their discretion and can reinvest principal proceeds into new assets, commonly referred to as a "reinvestment period". Outside of a reinvestment period, the principal proceeds from the assets held in the CLO must generally be used to pay down the related CLO's debt, which causes the leverage on the CLO to decrease. Such leverage decreases may cause our return on investment to decline. In addition, in the past the ability to reinvest has been important in maintaining compliance with the overcollateralization and interest coverage tests for certain of our CLOs. Outside of a reinvestment period, our ability to maintain compliance with such tests for that CLO may be negatively impacted. The reinvestment periods for CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-A have ended and the reinvestment period for CLO 2007-1 will end in May 2014. In addition, CLO 2011-1 has no reinvestment period and is an amortizing static pool CLO transaction.

Downturns in the global credit markets may affect the collateral in our CLO investments, which may adversely affect our cash flows from CLO investments.

        Among the sectors particularly challenged by adverse economic conditions, including those experienced during the credit crisis, are the CLO and leveraged finance markets. We have significant exposure to these markets through our investments in CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2011-1 and CLO 2012-1, each of which is a Cayman Islands incorporated special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our Cash Flow CLO investments are in deeply subordinated securities issued by the CLO issuers, representing highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to other investors in these CLO structures that rank more senior to us in right of payment. As a result of our subordinated position in these CLO structures, we and our investors are at greater risk of suffering losses on our cash flow CLO investments during periods of adverse economic conditions.

        During an economic downturn, the CLOs in which we invest may experience increases in downgrades, depreciations in market value and defaults in respect of their collateral. The CLOs' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, discounted assets and assets rated "CCC" or lower in excess of applicable limits in the CLO issuers' investment criteria are not given full par credit for purposes of calculation of the CLO issuers' over-collateralization tests. As a result, these CLOs may fail one or more of their over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO securities in favor of investors more senior than us in right of repayment, until the relevant over-collateralization tests are satisfied. This diversion of cash flows may have a material adverse impact on our business and our ability to make distributions to shareholders. In addition, it is possible that our cash flow CLOs' collateral could be depleted before we realize a return on our cash flow CLO investments.

        At various times during the credit crisis, a number of our CLOs were out of compliance with the compliance tests outlined in their respective indentures. Although all of our CLOs were in compliance as of December 31, 2012, there can be no assurance that all of our CLOs will remain in compliance with their respective compliance tests during 2013 and that we will not, as a result, be required to pay cash flows to the senior note holders of the CLOs that were out of compliance that we would otherwise have expected to receive from our CLOs.

        The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, the issuer may be unable to pay interest to the holders of the senior notes, which would allow such holders to declare an event of default under the indenture governing the transaction and accelerate all principal and interest outstanding on the senior notes. In addition, our CLO structures also contain certain events of default tied to the value of the CLO collateral, which events of default could also cause an acceleration of the senior notes. If the value of the CLO collateral within a CLO were to be less than the amount of senior notes issued and outstanding, the senior note holders would have the ability to declare an event of default.

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

The derivatives that we use to hedge against interest rate, foreign currency and commodity exposure are volatile and may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our common shares.

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

        The cost of using hedging instruments increases as the period covered by the instrument increases and, with respect to interest rate hedges, during periods of rising and volatile interest rates, with respect to foreign currency hedges, during periods of volatile foreign currencies or, with respect to commodity hedges, during periods of falling and volatile commodity prices. We may increase our hedging activity and thus increase our hedging costs during such periods when hedging costs have increased.

        Any hedging activity we engage in may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our common shares. Therefore, while we may enter into such transactions to seek to reduce interest rate, foreign currency and commodity risks related to our natural resources investments, unanticipated changes in interest rates, foreign currency and commodity prices may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or liabilities being hedged. Any such imperfect correlation may expose us to risk of loss.

Hedging instruments often involve counterparty risks and costs.

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

Hedging instruments involve risks and costs.

        The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits, leave us with unsecured exposure and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our shareholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

The full impact of regulatory changes, including the Dodd-Frank Act, on our business is uncertain.

        On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act affects almost every aspect of the United States financial services industry, including certain aspects of the markets in which we operate. For example, the Dodd-Frank Act imposes additional disclosure requirements for public companies and generally requires issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. In addition, the Dodd-Frank Act:

  •
  establishes the Financial Stability Oversight Council (the "FSOC"), a federal agency acting as the financial system's systemic risk regulator with the authority to review the activities of non-bank financial firms, to make recommendations and impose standards regarding capital, leverage, liquidity, risk management and other requirements for financial firms and to impose regulatory standards on certain financial firms deemed to pose a systemic risk to the financial stability of the United States;

  •
  imposes certain regulatory requirements on the trading of "swaps" and "security-based swaps" (as such terms are defined in the Dodd-Frank Act and final rules from the Commodity Futures Trading Commission (the "CFTC") and the SEC), including requirements that certain swaps and security-based swaps be executed on an exchange or "swap execution facility" and cleared through a clearing house, and requirements that entities acting as dealers or major participants register in the appropriate category and comply with capital, margin, record keeping and reporting and business conduct rules which could increase the cost of trading in the derivative markets or reduce trading levels in the derivative markets;

  •
  substantially restricts the ability of banking organizations to sponsor or invest in private equity and hedge funds or engage in proprietary trading; and

  •
  grants the United States government resolution authority to liquidate or take emergency measures with regard to troubled financial institutions (including nonbank financial institutions) that fall outside the resolution authority of the Federal Deposit Insurance Corporation.

        In addition, the Dodd-Frank Act could affect our Investment Company Act status. See the risk factor entitled "If the SEC were to disagree with our Investment Company Act determinations, our business could be adversely affected."

        Many of the Dodd-Frank Act's provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the implications of the Dodd-Frank Act for our business will depend to a large extent on how such rules are adopted and implemented by various U.S. financial regulatory agencies, such as the FSOC, CFTC and SEC. For example, if the FSOC were to determine that we are a systemically important nonbank financial company, we would be subject to a heightened degree of regulation and supervision. In addition, the CFTC and SEC have proposed or adopted rules to establish a new regulatory framework for commodity swaps and security-based swaps which could limit our positions or trading in such instruments. We continue to analyze the impact of rules adopted under the Dodd-Frank Act. However, the full impact will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

        In addition, in November 2012, the Financial Stability Board, an international body of which the United States is a member, issued an initial set of policy recommendations to strengthen oversight and regulation of the so-called "shadow banking system", broadly described as credit intermediation involving entities and activities outside the regular banking system, such as private equity funds and hedge funds. The policy recommendations outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. The Financial Stability Board is expected to finalize policy recommendations concerning the shadow banking sector before the G-20 meets in Russia in early September 2013. While at this stage it is difficult to predict the scope of any new regulations, if such regulations were to extend the regulatory and supervisory requirements currently applicable to banks, such as capital and liquidity standards, to our business, or were to otherwise classify all or a portion of our business as "shadow banking," our regulatory and operating costs, as well as the public scrutiny we face, would increase, which may have a material adverse effect on our business.

Legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies.

        The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. New or amended regulations may be imposed by the CFTC, the SEC, the U.S. Federal Reserve or other financial regulators, other governmental regulatory authorities or self-regulatory organizations that supervise the financial markets that could adversely affect us. In particular, these agencies are empowered to promulgate a variety of new rules pursuant to recently enacted financial reform legislation in the United States. We also may be adversely affected by changes in the enforcement or interpretation of existing statutes and rules by these governmental regulatory authorities or self-regulatory organizations.

        In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. For example, the Dodd-Frank Act provides for new regulation of the derivatives market, including clearing, margin, reporting, recordkeeping, and registration requirements. Although the CFTC has released final rules relating to clearing, reporting, recordkeeping and registration requirements under the Dodd-Frank Act, many of the provisions are subject to further final rulemaking, and thus the Dodd-Frank Act's ultimate impact remains unclear. New regulations could, among other things, restrict our ability to engage in derivatives transactions (for example, by making certain types of derivatives transactions no longer available to us) and/or increase the costs of such derivatives transactions (for example, by increasing margin or capital requirements), and we may be unable to execute our hedging strategies as a result. It is unclear how the regulatory changes will affect counterparty risk.

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

        As of December 31, 2012, we had approximately $829.8 million of total recourse debt outstanding.

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

        A breach of any of the covenants in certain of our debt agreements could result in a default under our revolving credit facility, maturing on November 30, 2015 (the "2015 Facility"), 7.5% convertible senior notes due January 15, 2017 ("7.5% Notes"), 8.375% senior notes due November 15, 2041 ("8.375% Notes") and 7.500% senior notes due March 20, 2042. In addition, any distributions on our 7.375% Series A LLC Preferred Shares (the "Series A LLC Preferred Shares"), which were issued on January 17, 2013, could be negatively impacted. If a default occurs under any of these obligations and we are not able to obtain a waiver from the requisite debt holders, then, among other things, our debt holders could declare all outstanding principal and interest to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our common shares to decline significantly. We could also be forced into bankruptcy or liquidation.

The terms of our indebtedness and preferred shares may restrict our ability to make future distributions, make cash payments in respect of any conversion or repurchases of indebtedness and impose limitations on our current and future operations.

        The agreement governing the 2015 Facility contains, and any future indebtedness may also contain, a number of restrictive covenants that impose operating and other restrictions on us, including restrictions on our ability to engage in our current and future operations or to make distributions to holders of our shares. The 2015 Facility credit agreement includes covenants restricting our ability to:

  •
  make distributions on, or to make cash payments in respect of any conversion or repurchases of our indebtedness if an event of default, or certain events that with notice or passage of time or both would constitute an event of default, under the 2015 Facility occur at a time when we have any amounts outstanding under the 2015 Facility.

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

  •
  engage in transactions with affiliates.

        In addition, the 2015 Facility credit agreement also includes financial covenants, including requirements that we:

  •
  maintain adjusted consolidated tangible net worth (as defined in the 2015 Facility credit agreement) of at least $1 billion plus 25% of the net proceeds of any issuance of equity interests in us;

  •
  not exceed a leverage ratio (as defined in the 2015 Facility credit agreement) of 1.50 to 1.00 computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP; and

  •
  maintain a ratio of adjusted consolidated total assets (as defined in the 2015 Facility Agreement credit agreement) to recourse indebtedness (as defined in the 2015 Facility credit agreement) of at least of 8.00 to 1.00.

        As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. Our ability to comply with the covenants and restrictions contained in the agreements governing our indebtedness may be affected by economic, financial and industry conditions beyond our control. A breach of any of these covenants could result in a default under the 2015 Facility credit agreement. Upon the occurrence of an event of default under the 2015 Facility credit agreement, the lenders are not required to lend any additional amounts to us and could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable, which could also result in an event of default under our other agreements relating to our borrowings. If we were unable to refinance these borrowings on favorable terms, our results of operations and financial condition could be adversely impacted by increased costs and less favorable terms, including higher interest rates and more restrictive covenants. The instruments governing the terms of any future refinancing of any borrowings are likely to contain similar or more restrictive covenants.

        In addition, the terms of our Series A LLC Preferred Shares restrict our ability make distributions on our common shares under certain circumstances and future issuances of preferred shares may contain similar or more restrictive terms. For more information about the restrictions imposed by our Series A LLC Preferred Shares see the risk described in this report under the caption "The terms of our preferred shares restrict our ability to make future distributions on our common shares and may adversely affect the rights of the holders of our common shares."

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

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we will likely face increased pressure to dispose of assets, seek additional capital or restructure or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our 2015 Facility credit agreement. For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In the absence of improved operating results and access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The 2015 Facility credit agreement restricts our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to obtain the proceeds realized. Additionally, these proceeds may not be adequate to meet our debt service obligations then due.

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

        As of December 31, 2012, approximately $128.9 million of our recourse borrowings, consisting of our junior subordinated notes issued in connection with our trust preferred securities, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may use interest rate derivatives such as interest rate swap agreements to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, such hedging may increase our costs of funding. We cannot provide assurances that we will be able to enter into interest rate hedges that effectively mitigate our exposure to interest rate risk.

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

Declines in the fair values of our investments may adversely affect our results of operations and credit availability, which may adversely affect, in turn, our ability to make payments due on our indebtedness and our cash available for distribution to holders of our common shares.

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

        Certain of our investments may not be readily convertible to cash due to their illiquidity. For example, we are party to certain private, unregistered debt transactions in which the securities issued to us are not widely held and trade only in secondary, less established markets. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited relative to our investment in securities that trade in more liquid markets. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Furthermore, our Manager conducts diligence on our investments and employees of our Manager may serve on the boards of directors of business entities in which we invest. These activities may provide our Manager with material non-public information with respect to business entities in which we invest. As a result, we may face additional restrictions on our ability to liquidate an investment in such business entities to the extent that we or our Manager has, or could be attributed with, material non-public information. See the risk factor entitled "Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations."

Some of our portfolio investments are recorded at fair value as determined by our Manager and, as a result, there is uncertainty as to the value of these investments.

        Some of our portfolio investments are, and we believe are likely to continue to be, in the form of loans, securities and partnership interests that have limited liquidity or are not publicly traded. The fair value of investments that have limited liquidity or are not publicly traded may not be readily determinable. We generally value these investments quarterly at fair value as determined by our Manager pursuant to applicable United States GAAP accounting guidance. Because such valuations are inherently uncertain and may fluctuate over short periods of time and be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The market value of our shares and any other securities we may issue could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

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

        As of December 31, 2012, we held residential mortgage-backed securities with an aggregate estimated fair value of $83.8 million. Residential mortgage-backed securities evidence interests in or are secured by pools of residential mortgage loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans. Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers' abilities to repay their loans. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

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

There is an inherent risk that we may incur environmental costs and liabilities as a result of our natural resources and real estate investments.

        We have made and may continue to make certain investments in real estate and oil and gas industries, which present inherent environmental and safety risks. The oil and gas industries, in particular, are subject to stringent and complex foreign, federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, regardless of fault, owners and operators of oil and gas properties and facilities can be held jointly and severally liable for the cost of remediating contamination and providing compensation for damages to natural resources. Our investments in oil and gas and real estate also present inherent risk of personal and property injury. We are not insured against all losses or liabilities that could arise from these investments. On-going compliance with environmental laws, ordinances and regulations applicable to these investments may entail significant expense. Environmental and safety obligations and liabilities can be substantial and could adversely impact the value of our natural resources investments, our ability to use these investments as collateral and may otherwise have a material adverse effect on our results of operations.

        In addition, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in federal or state environmental laws and regulations or re-interpretation of applicable enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our financial position. The operators of the oil and gas properties in which we invest may be unable to pass on such increased compliance costs to their customers.

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

If commodity prices decline and remain depressed for a prolonged period, a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil and natural gas properties, which may reduce the value of our natural resources investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.

        Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. For example, for the five years ended December 31, 2012, the WTI oil spot price ranged from a high of $145.31 per Bbl to a low of $30.28 per Bbl, while the Henry Hub natural gas spot price ranged from a high of $13.32 per MMBtu to a low of $1.83 per MMBtu. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, including:

  •
  worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;

  •
  the amount of added production from development of unconventional natural gas reserves;

  •
  the price and quantity of imports of foreign oil and natural gas;

  •
  political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America, China, India and Russia;

  •
  the level of global oil and natural gas exploration and production;

  •
  the level of global oil and natural gas inventories;

  •
  localized supply and demand fundamentals and regional, domestic and international transportation availability;

  •
  weather conditions and natural disasters;

  •
  domestic and foreign governmental regulations;

  •
  speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts;

  •
  price and availability of competitors' supplies of oil and natural gas;

  •
  technological advances affecting energy consumption; and

  •
  the price and availability of alternative fuels.

        Significantly and sustained lower natural gas prices, and to a lesser extent significantly lower crude oil prices, could render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates. Further, deteriorating commodity prices may cause us to recognize impairments in the value of our oil and natural gas properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. This could reduce the value of our natural resources investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON SHARES

Certain provisions of our operating agreement will make it difficult for third parties to acquire control of us and could deprive holders of our common shares of the opportunity to obtain a takeover premium for their common shares.

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

  •
  generally allowing only our board of directors to fill newly created directorships;

  •
  requiring that directors may be removed only for cause (as defined in the operating agreement) and then only by a vote of at least two-thirds of the votes entitled to be cast in the election of such director;

  •
  requiring advance notice for holders of our common shares to nominate candidates for election to our board of directors or to propose matters to be considered by holders of our common shares at a meeting of holders of our common shares;

  •
  our ability to issue additional securities, including, but not limited to, preferred shares, without approval by holders of our common shares;

  •
  a prohibition, subject to any exemptions granted by our board of directors, on any person beneficially or constructively owning in excess of 9.8% in value or in number of any class or series of our outstanding shares, whichever is more restrictive, excluding shares not treated as outstanding for United States federal income tax purposes;

  •
  the ability of our board of directors to amend the operating agreement without approval of the holders of our shares except under certain specified circumstances; and

  •
  limitations on the ability of holders of our shares to call special meetings of holders of our shares or to act by written consent.

        These provisions, as well as other provisions in the operating agreement, may delay, defer or prevent a transaction or a change in control that might otherwise result in holders of our common shares obtaining a takeover premium for their common shares.

        Certain provisions of the Management Agreement also could make it more difficult for third parties to acquire control of us by various means, including limitations on our right to terminate the Management Agreement and a requirement that, under certain circumstances, we make a substantial payment to the Manager in the event of a termination. In addition, provisions in agreements governing our current or future indebtedness may affect the likelihood of a change in control by requiring us to offer to redeem, repurchase or repay outstanding indebtedness and/or increasing the costs of such indebtedness.

The terms of our preferred shares restrict our ability to make future distributions on our common shares and may adversely affect the rights of the holders of our common shares.

        As of January 17, 2013, we had 14.95 million Series A LLC Preferred Shares outstanding and our operating agreement permits our Board of Directors to authorize, without shareholder approval, the issuance of up to an additional approximate 35 million preferred shares with distribution, liquidation, conversion, voting and other rights which could adversely affect the rights of holders of our common shares. Our Series A LLC Preferred Shares rank senior to the common shares with respect to payment of distributions and distribution of our assets upon our dissolution and any future preferred shares that we issue may do so as well. Distributions on the Series A LLC Preferred Shares are cumulative and are paid quarterly when, as, and if declared by our Board of Directors. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on the Series A LLC Preferred Shares. The Series A LLC Preferred Shares have limited voting rights, however, in the event that we miss six quarterly distributions (whether or not consecutive) on the Series A LLC Preferred Shares, the holders of such shares will be entitled to appoint two directors to our Board until such time as all accrued distributions on the Series A LLC Preferred Shares have been declared and paid or set aside for payment. Any preferred shares that we issue in the future may contain restrictions on our ability to make distributions on our common shares and have rights and preferences that have a similar or more adverse affect on the rights of holders of our common shares.

We may issue additional debt and equity securities which are senior to our common shares as to distributions and upon our dissolution, which could materially adversely affect the market price of our common shares.

        In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financings that are secured by all or some of our assets, or issuing debt or additional equity securities, which could include issuances of secured liquidity notes, medium-term notes, senior notes, subordinated notes or additional preferred and common shares. In the event of our dissolution, liabilities of our creditors, including our lenders and holders of our debt securities, would be satisfied from our available assets in priority to distributions to holders of our common or preferred shares. Because our decision to incur debt and issue shares in any future offerings will depend on the terms of our operating agreements, market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings or our future debt and equity financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future, including, but not limited to, issuing common shares at a discount to market value. Accordingly, holders of our common shares and of any securities we may issue whose value is linked to the value of our common shares will bear the risk of our future offerings reducing the value of their common shares or any such other securities and diluting their interest in us. In addition, we can change our leverage strategy and investment policies from time to time without approval of holders of any of our shares, which could adversely affect the market price of our common shares.

Our board of directors has broad authority to change many of the terms of our common shares and may change our distribution policy without the approval of holders of our common shares.

        Our operating agreement gives our board of directors broad authority to effect amendments to the provisions of our operating agreement that could change many of the terms of our common shares without the consent of holders of our common shares. Distributions on our common shares and our distribution policy are made at the sole discretion of our board of directors. As a result, our board of directors may, without the approval of holders of our common shares, make changes to our distribution policy or make changes to many of the terms of our common shares that are adverse to the holders of our common shares.

Our board of directors has full authority and discretion over distributions on our shares and it may decide to reduce or eliminate distributions at any time, which may adversely affect the market price for our common shares and any other securities we may issue.

        Our board of directors has full authority and sole discretion to determine whether or not a distribution will be declared and paid, and the amount and timing of any distribution that may be paid, to holders of our shares and (unless otherwise provided by our board of directors if and when it establishes the terms of any new class or series of our shares) any other class or series of shares we may issue in the future. Our board of directors may, in its sole discretion, determine to reduce or eliminate distributions on our common shares and (unless otherwise so provided by our board of directors) any other class or series of shares we may issue in the future, which may have a material adverse effect on the market price of our common shares, any such other shares and any other securities we may issue. In addition, in computing United States federal income tax liability for a taxable year, each holder of our common shares will be required to take into account its allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with such holder's taxable year, regardless of whether such holder has received any distributions. Each holder's tax liability will depend on its unique circumstances. As a result, it is possible that a holder's United States federal income tax liability with respect to its allocable share of these items in a particular taxable year could exceed the cash distributions received by such holder. Accordingly, each holder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities attributable to its investment in our shares.

        In addition, as discussed above under "Risks Related to our Organization and Structure—The terms of our indebtedness may restrict our ability to make future distributions and impose limitations on our current and future operations," the 2015 Facility includes covenants that restricts our ability to make distributions on, and to redeem or repurchase, our shares, if an event of default, or certain events that with notice or passage of time or both would constitute an event of default, under the 2015 Facility occur at a time when we have any amounts outstanding under the 2015 Facility.

We intend to pay quarterly distributions to holders of our common shares, but our ability to do so may be limited, which could cause the market price of our common shares to decline significantly.

        We resumed paying quarterly dividends beginning in the fourth quarter of 2009 and we currently intend to continue paying cash distributions to holders of our common shares on a quarterly basis. For all quarters and year ended December 31, 2012, we have declared cumulative cash distributions on our common shares of $0.86 per common share.

        Our ability to pay quarterly distributions on our common shares will be subject to, among other things, general business conditions, our financial results, the impact of paying distributions on our credit ratings, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets, our liquidity needs and legal and contractual restrictions on the payment of distributions under our borrowing agreements and the terms of our preferred shares and any other equity securities that we may issue that are senior to the common shares with respect to distributions. Any reduction or discontinuation of quarterly distributions could cause the market price of our common shares to decline significantly. Moreover, in the event our payment of quarterly distributions is reduced or discontinued, our failure or inability to resume paying distributions could result in a persistently low market valuation of our common shares.

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

        We are subject to potential conflicts of interest arising out of our relationship with our Manager and its affiliates. As of December 31, 2012, our Manager and its affiliates collectively owned approximately 5.8% of our outstanding common shares on a fully diluted basis.

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

        Our Management Agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities. The Management Agreement does not restrict our Manager and its affiliates from raising, sponsoring or advising any new investment fund, company or other entity, including a REIT, or holding proprietary investment accounts, unless such fund, account, company or other entity invests primarily in domestic mortgage-backed securities. This restriction is of significantly less relevance since the May 4, 2007 restructuring pursuant to which we succeeded KKR Financial Corp., because since then our investments in domestic mortgage-backed securities have significantly decreased and as of December 31, 2012 comprised $83.8 million of our investment portfolio. As a result, our Manager and its affiliates, including KKR, currently are engaged in and may in the future engage in management or investment opportunities on behalf of others or themselves that would have been suitable for us and we may have fewer attractive investment opportunities.

        In addition, affiliates of our Manager currently manage separate investment funds and separately managed accounts ("KKR Funds and Accounts"), including proprietary investment accounts that invest in the same non-mortgage-backed securities investments that we invest in, including other fixed income, natural resources and real estate investments. With respect to these other KKR Funds and Accounts and any other funds or accounts that may be established in the future, our Manager and its affiliates will face conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our Manager and its affiliates in accordance with their respective allocation policies and procedures. These policies take into account a number of factors, including mandatory minimum investment rights, investment objectives, available capital, concentration limits, risk profiles and other investment restrictions applicable to us and these competing KKR Funds and Accounts. Our Manager and its affiliates have broad discretion in administering these policies and there is no guarantee that in making allocations our Manager and its affiliates will act in the best interests of holders of our shares or any other securities we may issue. In addition, certain of such other KKR Funds and Accounts may participate in investment opportunities on more favorable terms than us.

Conflicts may arise between our investments and investments held by other funds and accounts managed by our Manager and its affiliates.

        We may invest in the same issuers as other KKR Funds and Accounts, although their investments may include different obligations of such issuer. For example, we might invest in senior loans issued by a borrower and one or more KKR Funds and Accounts might invest in the borrower's junior debt and/or equity. Conflicts of interest may arise where we and other KKR Funds and Accounts simultaneously hold securities representing different parts of the capital structure of a stressed or distressed issuer. In such circumstances, decisions made with respect to the securities held by one KKR Fund or Account may cause (or have the potential to cause) harm to the different class of securities of the issuer held by us or other KKR Funds and Accounts. For example, if such an issuer goes into bankruptcy or reorganization, becomes insolvent or otherwise experiences financial distress or is unable to meet its payment obligations or comply with covenants relating to credit obligations held by us or by the other KKR Funds and Accounts, such other KKR Funds and Accounts may have an interest that conflicts with our interests. If additional financing for such an issuer is necessary as a result of financial or other difficulties, it may not be in our best interests to provide such additional financing, but such additional financing could be seen to benefit investments held by other KKR Funds and Accounts. In addition, other KKR Funds and Accounts may engage in short sales of (or otherwise take short positions in) securities or other instruments of issuers in which we invest, which could be seen as harming our performance for the benefit of the accounts taking short positions if such short positions cause the market value of our investments to fall. In conflict situations such as the ones discussed in this paragraph, the Manager and its affiliates will seek to resolve any such conflicts in accordance with its compliance procedures.

We compete with other investment entities affiliated with KKR for access to KKR's investment professionals.

        KKR and its affiliates, including the parent of our manager, manage several private equity funds, other funds and separately managed accounts, and we believe that KKR and its affiliates, including the parent of our manager, will establish and manage other investment entities in the future. Certain of these investment entities have, and any newly created entities may have, an investment focus similar to our focus. In addition, if our investment strategy evolves, our investment objectives may overlap with an increasing number of such entities. As a result we compete with these entities and may compete with an increasing number of such entities for access to the benefits that our relationship with KKR provides to us. Our ability to continue to engage in these types of opportunities in the future depends, to a significant extent, on competing demands for these investment opportunities by other investment entities established by KKR and its affiliates. To the extent that we and other KKR affiliated entities or related parties compete for investment opportunities, there can be no assurances that we will get the best of those opportunities or that the performance of the investments allocated to us, even within the same asset classes, will perform as favorably as those allocated to others.

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

TAX RISKS

Holders of our shares will be subject to United States federal income tax and generally other taxes, such as state, local and foreign income tax, on their share of our taxable income, regardless of whether or when they receive any cash distributions from us, and may recognize income or have tax liability in excess of our cash distributions.

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our items of income, gain, deduction, and credit for each of our taxable years ending with or within the holder's taxable year, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in certain foreign corporate subsidiaries, CLO issuers (which are treated as partnerships, disregarded entities or foreign corporations for United States federal income tax purposes), partnerships generally and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. Those investments typically produce ordinary income on a current basis, but any losses we would recognize from those investments would typically be treated as capital losses. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. Because of our methods of allocating income and gain among holders of our shares, you may be taxed on amounts that accrued economically before you became a shareholder. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions, and holders may be allocated capital losses either in the same or future years that cannot be used to offset such taxable income. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of our taxable income. Accordingly, each shareholder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities.

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

        If we fail to satisfy the "qualifying income exception" described above, items of income, gain, loss, deduction and credit would not pass through to holders of our shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our shares would be taxable as ordinary dividend income to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of our shares and any other securities we may issue.

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

We cannot predict the tax liability attributable to our shares for any particular holder of our shares.

        Each holder of our shares will determine its tax liability attributable to its ownership of our shares based on its own unique circumstances. Holders of our shares may have different tax liabilities attributable to our shares for many reasons unique to the holders, including among other things, limitations on miscellaneous itemized deductions, alternative minimum tax liabilities, differing tax bases in our assets or the holder's status as a non-United States person or tax-exempt entity. As a result, we cannot predict the tax liability attributable to our shares for any particular holder and such tax liability may exceed the amount of cash actually distributed to such holder for the year.

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

Common shareholders that are individuals, trusts, or estates may have a higher tax liability if the Internal Revenue Service (the "IRS") successfully challenges our treatment of distributions paid on our Series A LLC Preferred Shares.

        The treatment of interests in a partnership, such as our Series A LLC Preferred Shares, and the payments received in respect of such interests is uncertain. Our Series A LLC Preferred Shares will accrue distributions at an annual rate of 7.375%. In general, we will specially allocate to our Series A LLC Preferred Shares items of our gross income (excluding any gross income from the sale or exchange of capital assets) (our "gross ordinary income") in an amount equal to the distributions paid in respect of our Series A LLC Preferred Shares during the taxable year. The amount of gross ordinary income that we allocate to our Series A LLC Preferred Shares will reduce the amount of income that is allocable to our common shares.

        We intend to treat our Series A LLC Preferred Shares as partnership interests in us and the amounts paid to our Series A LLC Preferred Shares as distributions related to allocations of our items of income. The IRS, however, may contend that payments on our Series A LLC Preferred Shares represent "guaranteed payments." In that case, no portion of our income would be allocated to our Series A LLC Preferred Shares, but our common shareholders would be entitled to a deduction for their allocable share of the distributions treated as "guaranteed payments." Although not entirely free from doubt, deductions attributable to "guaranteed payments" should generally be treated as "miscellaneous itemized deductions." In general, "miscellaneous itemized deductions" may be deducted by a common shareholder that is an individual, estate or trust only to the extent that such holder's allocable share of those expenses, along with the holder's other miscellaneous itemized deductions, exceed, in the aggregate, 2% of such holder's adjusted gross income. In addition, these expenses are also not deductible in determining the alternative minimum tax liability of a holder. As a result of those restrictions, common shareholders may not be able to deduct all or a portion of their allocable share of deductions attributable to any "guaranteed payments," and, therefore, common shareholders that are individuals, trusts, or estates may have a higher tax liability if the IRS successfully challenges our treatment of distributions paid on our Series A LLC Preferred Shares.

Holders of our shares may recognize gain for United States federal income tax purposes when we sell assets that cause us to recognize a loss for financial reporting purposes.

        We have elected under Section 754 of the Code to adjust the tax basis in all or a portion of our assets upon certain events, including the sale of our shares. However, we generally do not intend to adjust the tax basis of our assets with respect to purchasers of our Series A LLC Preferred Shares, except in extraordinary circumstances. We believe that treatment is appropriate under the applicable Treasury regulations because the holders of the Series A LLC Preferred Shares do not participate in the income or gain from the sale of our assets and are entitled only to fixed distributions, but the IRS may successfully challenge that position. Because our holders are treated as having differing tax bases in our assets, a sale of an asset by us may cause holders to recognize different amounts of gain or loss or may cause some holders to recognize a gain and others to recognize a loss. Depending on the purchase price the shareholder paid for our shares, our holders may recognize gain for United States federal income tax purposes from the sale of certain of our assets even though the sale would cause us to recognize a loss for financial accounting purposes.

We have made and may make investments, such as investments in natural resources and real estate, that generate income that is treated as "effectively connected" with a United States trade or business with respect to holders of our shares that are not "United States persons."

        We have made and may make investments, such as investments in natural resources and real estate that generate income that is treated as "effectively connected" with a United States trade or business with respect to holders that are not "United States persons" within the meaning of section 7701(a)(30) of the Code. It is likely that income from our natural resources investments will be treated as effectively connected income. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with a United States trade or business. Our investments in real estate may also generate income that would be treated as effectively connected income. To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return (and possibly state income tax returns) for such year reporting its allocable share, if any, of our income effectively connected with such trade or business and (ii) pay United States federal income tax (and possibly state income tax) at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable federal income tax rate to the extent of the holder's allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder's United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such person's United States federal income tax liability for the taxable year.

        If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the gain from the sale or exchange. Moreover, if the fair market value of our investments in "United States real property interests," which include our investments in natural resources, real estate and certain REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our shares could be treated as "United States real property interests." In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its shares would be treated for United States federal income tax purposes as effectively connected income (unless the gain is attributable to a class of our shares that is regularly traded on a securities market and the non-United States person owns 5% or less of the shares of that class). If gain from the sale of our shares is treated as effectively connected income, the holder may be subject to United States federal income tax on the sale or exchange.

Holders of our shares may be subject to foreign, state and local taxes and return filing requirements as a result of investing in our shares.

        In addition to United States federal income taxes, holders of our shares may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible property taxes that are imposed by the various jurisdictions in which we conduct business or own property, even if the holders of our shares do not reside in any of those jurisdictions. For example, our holders may have state filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, our holders may be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each holder to file all United States federal, state and local tax returns that may be required of such holder.

Holders of our shares may be subject to California income taxes or withholding on their allocable share of our income and gains.

        Our Manager has offices in California, and thus we could be deemed to have California source income. Based on our current and anticipated investment activities, we believe that holders of our shares who are not residents of California and corporate holders of our shares who do not have other income derived from California should not be subject to California income taxes on their share of our income or gains. However, no assurance can be provided that our future activities will not cause holders of our shares who are not residents of California and such corporate holders of our shares to be subject to California income tax on all or a portion of their share of our income or gains, and no assurance can be provided that the California Franchise Tax Board will not successfully challenge our current position that such holders are not subject to California income tax on their share of our income and gains. If it were determined that we had California source income, we would be required to withhold at a rate of 7% of the distributions of California source income to domestic (non-foreign) nonresident holders of our shares and at the highest rate of tax imposed on individuals and corporations, respectively, of the allocated share of California source income for foreign (non-U.S.) holders of our shares.

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

        We will be considered to have been terminated for United States federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. A termination of our partnership would, among other things, result in the closing of our taxable year for all holders. In the case of a holder reporting on a taxable year other than a fiscal year ending on our year end, which is expected to continue to be the calendar year, the closing of our taxable year may result in more than 12 months of our taxable income or loss being includable in the holder's taxable income for the year of termination. We would be required to satisfy the 90% "qualifying income" test for each tax period and to make new tax elections after a termination, including a new tax election under Section 754 of the Code. A termination could also result in penalties if we were unable to determine that the termination had occurred. In the event that we become aware of a termination, we will use commercially reasonable efforts to minimize any such penalties. Moreover, a termination might either accelerate the application of, or subject us to, any tax legislation enacted before the termination. We have experienced terminations in the past, and it is likely that we will experience terminations in the future. The IRS has announced a publicly traded partnership technical termination relief program whereby, if the taxpayer requests relief and such relief is granted by the IRS, among other things, the partnership would only have to provide one Schedule K-1 to most holders of shares for the year notwithstanding two or more partnership tax years.

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

Tax-exempt holders of our shares will likely recognize significant amounts of "unrelated business taxable income."

        An organization that is otherwise exempt from United States federal income tax is nonetheless subject to taxation with respect to its "unrelated business taxable income" ("UBTI"). Generally, a tax-exempt partner of a partnership would be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partner interest itself is debt-financed. Because we have incurred "acquisition indebtedness" with respect to certain equity and debt securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded entities for United States federal income tax purposes), a proportionate share of a holder's income from us with respect to such securities will be treated as UBTI. In addition, we have made and may make investments, such as investments in natural resources and real estate, that likely will generate income treated as effectively connected with a United States trade or business. Accordingly, tax-exempt holders of our shares will likely recognize significant amounts of UBTI. Tax-exempt holders of our shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our shares.

Although we anticipate that our foreign corporate subsidiaries will not be subject to United States federal income tax on a net basis, no assurance can be given that such subsidiaries will not be subject to United States federal income tax on a net basis in any given taxable year.

        We anticipate that our foreign corporate subsidiaries will generally continue to conduct their activities in such a way as not to be deemed to be engaged in a United States trade or business and not to be subject to United States federal income tax. There can be no assurance, however, that our foreign corporate subsidiaries will not pursue investments or engage in activities that may cause them to be engaged in a United States trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign corporate subsidiaries would not become subject to United States federal income tax. Further, there can be no assurance that unanticipated activities of our foreign subsidiaries would not cause such subsidiaries to become subject to United States federal income tax. If any of our foreign corporate subsidiaries became subject to United States federal income tax (including the United States branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares and any other securities we may issue. Our foreign corporate subsidiaries are generally not expected to be subject to United States federal income tax on a net basis, and such subsidiaries may receive income that is subject to withholding taxes imposed by the United States or other countries. Any such withholding taxes would further reduce the amount of cash available for distribution to us.

Certain of our investments may subject us to United States federal income tax and could have negative tax consequences for our shareholders.

        A portion of our distributions likely will constitute "excess inclusion income." Excess inclusion income is generated by residual interests in real estate mortgage investment conduits ("REMICs") and taxable mortgage pool arrangements owned by REITs. We own through a disregarded entity a small number of REMIC residual interests. In addition, one of our REIT subsidiaries has entered into financing arrangements that are treated as taxable mortgage pools. We will be taxable at the highest corporate income tax rate on any excess inclusion income from a REMIC residual interest that is allocable to the percentage of our shares held in record name by disqualified organizations. Although the law is not clear, we may also be subject to that tax if the excess inclusion income arises from a taxable mortgage pool arrangement owned by a REIT in which we invest. Disqualified organizations are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business tax (including certain state pension plans and charitable remainder trusts). They are permitted to own our shares. Because this tax would be imposed on us, all of the holders of our shares, including holders that are not disqualified organizations, would bear a portion of the tax cost associated with our ownership of REMIC residual interests and with the classification of any of our REIT subsidiaries or a portion of the assets of any of our REIT subsidiaries as a taxable mortgage pool. A regulated investment company or other pass-through entity owning our shares may also be subject to tax at the highest corporate rate on any excess inclusion income allocated to their record name owners that are disqualified organizations. Nominees who hold our shares on behalf of disqualified organizations also potentially may be subject to this tax.

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

Dividends paid by, and certain income inclusions derived with respect to our ownership of, our REIT subsidiaries and foreign corporate subsidiaries will not qualify for the reduced tax rates generally applicable to corporate dividends paid to taxpayers taxed at individual rates.

        The maximum tax rate applicable to "qualified dividend income" payable to domestic shareholders taxed at individual rates is 20%. Dividends paid by, and certain income inclusions derived with respect to the ownership of, REITs, passive foreign investment companies ("PFICs") and certain controlled foreign corporations ("CFCs"), however, generally are not eligible for the reduced rates on qualified dividend income. We have treated and intend to continue to treat our foreign corporate subsidiaries as the type of CFCs whose income inclusions are not eligible for lower tax rates on dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in companies such as us whose holdings include foreign corporations and REITs to be relatively less attractive than investments in the stocks of domestic non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of our shares and any other securities we may issue.

Under the Foreign Account Tax Compliance Act ("FATCA"), withholding tax may apply to the portion of our distributions that constitute "withholdable payments" other than gross proceeds after December 31, 2013 and to distributions of gross proceeds of certain asset sales by us and proceeds of sales in respect of our shares after December 31, 2016.

        Under current law, holders of our shares that are not United States persons are generally subject to United States federal withholding tax at the rate of 30% (or such lower rate provided by an applicable tax treaty) on their share of our gross income from dividends, interest (other than interest that constitutes "portfolio interest" within the meaning of the Code) and certain other income that is not treated as effectively connected with a United States trade or business. For payments made after December 31, 2013, in addition to this withholding tax that currently applies, FATCA will impose, without duplication, a United States federal withholding tax at a 30% rate on "withholdable payments" made to foreign financial institutions (and their more than 50% affiliates) unless the payee foreign financial institution agrees, among other things, to disclose the identity of certain United States persons and United States owned foreign entities with accounts at the institution (or the institution's affiliates) and to annually report certain information about such accounts. "Withholdable payments" include payments of interest (including original issue discount), dividends, and other items of fixed or determinable annual or periodical gains, profits, and income, in each case, from sources within the United States, as well as gross proceeds from the sale of any property of a type which can produce interest or dividends from sources within the United States. FATCA will also require withholding on the gross proceeds of such sales for payments made after December 31, 2016. The FATCA withholding tax will also apply to withholdable payments to certain foreign entities that do not disclose the name, address, and taxpayer identification number of any substantial United States owners (or certify that they do not have any substantial United States owners). We expect that some or all of our distributions will constitute "withholdable payments." Thus, if a holder holds our shares through a foreign financial institution or foreign corporation or trust, a portion of payments to such holder made after December 31, 2013 may be subject to 30% withholding under FATCA.

        If we are required to withhold any United States federal withholding tax on distributions made to any holder of our shares, we will pay such withheld amount to the IRS. That payment, if made, will be treated as a distribution of cash to the holder of the shares with respect to whom the payment was made and will reduce the amount of cash to which such holder would otherwise be entitled.

Ownership limitations in the operating agreement that apply so long as we own an interest in a REIT may restrict a change of control in which our holders might receive a premium for their shares.

        In order for each of our REIT subsidiaries to continue to qualify as REITs, no more than 50% in value of its outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year and its shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. We intend for each of our REIT subsidiaries to be owned, directly or indirectly, by us and by holders of the preferred shares issued by such REIT subsidiary. In order to preserve our current REIT subsidiaries and any future REIT subsidiary, the operating agreement generally prohibits, subject to exceptions, any person from beneficially owning or constructively owning shares in excess of 9.8% in value or in number of any class or series of our outstanding shares, whichever is more restrictive, excluding shares not treated as outstanding for United States federal income tax purposes. This restriction may be terminated by our board of directors if it determines that it is no longer in our best interests for our REIT subsidiaries to continue to qualify as REITs under the Code or that compliance with those restrictions is no longer required to qualify as a REIT, and our board of directors may also, in its sole discretion, exempt a person from this restriction.

        The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The failure of any REIT subsidiary to qualify as a REIT would generally cause it to be subject to United States federal income tax on its taxable income, which could result in a reduction in cash flow and after-tax return for holders of our shares and thus could result in a reduction of the value of those shares and any other securities we may issue.

        We intend that each of our current and any future REIT subsidiaries will operate and continue to operate in a manner so as to qualify to be taxed as a REIT for United States federal income tax purposes. No ruling from the IRS, however, has been or will be sought with regard to the treatment of any REIT subsidiary as a REIT for United States federal income tax purposes, and the ability to qualify as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Accordingly, no assurance can be given that any REIT subsidiary will satisfy such requirements for any particular taxable year. If any REIT subsidiary were to fail to qualify as a REIT in any taxable year, it would be subject to United States federal income tax, including any applicable alternative minimum tax, on its net taxable income at regular corporate rates, and distributions would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and could reduce the amount of cash available for distribution to us, which in turn would reduce the amount of cash available for distribution to holders of our shares and could have an adverse impact on the value of those shares and any other securities we may issue. Unless entitled to relief under certain Code provisions, such REIT subsidiary also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT.

A holder whose shares are loaned to a "short seller" to cover a short sale of shares may be considered as having disposed of those shares. If so, the holder would no longer be treated for tax purposes as a partner with respect to those shares during the period of the loan and may recognize gain or loss from the disposition.

        Because a holder whose shares are loaned to a "short seller" to cover a short sale of shares may be considered as having disposed of the loaned shares, the holder may no longer be treated for tax purposes as a partner with respect to those shares during the period of the loan to the short seller and the holder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss, or deduction with respect to those shares may not be reportable by the holder and any cash distributions received by the holder as to those shares could be fully taxable as ordinary income. Holders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their shares.

The IRS Schedules K-1 we will provide will be significantly more complicated than the IRS Forms 1099 provided by REITs and regular corporations, and holders of our shares may be required to request an extension of the time to file their tax returns.

        Holders of our shares are required to take into account their allocable share of items of our income, gain, loss, deduction and credit for our taxable year ending within or with their taxable year. We will use reasonable efforts to furnish holders of our shares with tax information (including IRS Schedule K-1), which describes their allocable share of such items for our preceding taxable year, as promptly as possible. However, we may not be able to provide holders of our shares with tax information on a timely basis. Because holders of our shares will be required to report their allocable share of each item of our income, gain, loss, deduction, and credit on their tax returns, tax reporting for holders of our shares will be significantly more complicated than for shareholders in a REIT or a regular corporation. In addition, delivery of this information to holders of our shares will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from an investment in which we hold an interest. It is therefore possible that, in any taxable year, holders of our shares will need to apply for extensions of time to file their tax returns.

Our structure involves complex provisions of United States federal income tax law for which no clear precedent or authority may be available, and which is subject to potential change, possibly on a retroactive basis. Any such change could result in adverse consequences to the holders of our shares and any other securities we may issue.

        The United States federal income tax treatment of holders of our shares depends in some instances on determinations of fact and interpretations of complex provisions of United States federal income tax law for which no clear precedent or authority may be available. The United States federal income tax rules are constantly under review by the IRS, resulting in revised interpretations of established concepts. The IRS pays close attention to the proper application of tax laws to partnerships and investments in foreign entities. The present United States federal income tax treatment of an investment in our shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. We and holders of our shares could be adversely affected by any such change in, or any new tax law, regulation or interpretation. Our operating agreement permits our board of directors to modify (subject to certain exceptions) the operating agreement from time to time, without the consent of the holders of our shares. These modifications may address, among other things, certain changes in United States federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of our shares and of any other securities we may issue. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to holders of our shares in a manner that reflects their distributive share of our items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or United States Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of our shares and of any other securities we may issue.

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

        Information concerning proved reserves, production, wells, acreage and related matters are contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3.    LEGAL PROCEEDINGS

        None.

ITEM 4.    MINE SAFETY DISCLOSURE

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common shares are traded on the NYSE under the symbol "KFN."

        On February 21, 2013, the closing price of our common shares, as reported on the NYSE, was $10.98. The following table sets forth the high and low sale prices for our common shares for the period indicated as reported on the NYSE:

	Sales Price
	High	Low
Year ended December 31, 2011
First Quarter ended March 31, 2011	$10.60	$8.80
Second Quarter ended June 30, 2011	$10.35	$9.43
Third Quarter ended September 30, 2011	$9.92	$7.36
Fourth Quarter ended December 31, 2011	$8.85	$6.68
Year ended December 31, 2012
First Quarter ended March 31, 2012	$9.54	$8.70
Second Quarter ended June 30, 2012	$9.47	$7.95
Third Quarter ended September 30, 2012	$10.36	$8.53
Fourth Quarter ended December 31, 2012	$10.89	$9.30

        As of February 21, 2013, we had 204,780,075 issued and outstanding common shares that were held by 22 holders of record. The 22 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common shares.

DISTRIBUTIONS ON COMMON SHARES

        The amount and timing of distributions to our common shareholders, including quarterly distributions or any special distributions, is determined by our board of directors and is based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions, including those under the terms of our preferred shares, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we will generally determine gains or losses based upon the price we paid for those assets. We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by a shareholder on the sale of assets held by us may be higher or lower depending upon the purchase price the shareholder paid for our common shares. Shareholders may have taxable income or tax liability attributable to our common shares for a taxable year that is greater than our cash distributions for such taxable year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-Cash 'Phantom' Taxable Income" for further discussion about taxable income allocable to holders of our common shares and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Cash Distributions to Common Shareholders" for further discussion. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.

        The following table shows the distributions declared for the years ended December 31, 2012 and 2011:

Year ended December 31, 2011	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2011	May 13, 2011	May 27, 2011	$0.16
Second Quarter ended June 30, 2011	August 11, 2011	August 25, 2011	$0.18
Third Quarter ended September 30, 2011	November 17, 2011	December 1, 2011	$0.18
Fourth Quarter ended December 31, 2011	February 16, 2012	March 1, 2012	$0.18
Special Distribution	March 15, 2012	March 29, 2012	$0.08

Year ended December 31, 2012	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2012	May 8, 2012	May 22, 2012	$0.18
Second Quarter ended June 30, 2012	August 9, 2012	August 23, 2012	$0.21
Third Quarter ended September 30, 2012	November 7, 2012	November 21, 2012	$0.21
Fourth Quarter ended December 31, 2012	February 19, 2013	February 28, 2013	$0.21
Special Distribution	March 14, 2013	March 28, 2013	$0.05

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes as of December 31, 2012, the total number of securities outstanding in our incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plan not approved by shareholders	1,932,279	$20.00	1,570,712

(1)
As of December 31, 2012, a total of 8,714,625 common shares were authorized under the 2007 Share Incentive Plan to satisfy awards made pursuant to the 2007 Share Incentive Plan. As such, the total number of securities remaining available for future issuance is net of 5,154,134 restricted common shares already issued and 57,500 common share options already exercised. Common shares which are subject to awards that terminate, lapse or are cancelled may again be used to satisfy awards under the 2007 Share Incentive Plan. Each January 1, an additional 125,000 common shares become available solely to satisfy restricted share awards made pursuant to the 2007 Share Incentive Plan to non-employee directors. See "Item 8. Financial Statements and Supplementary Data—Note 11. Common Shares, Restricted Shares and Share Options" of this Annual Report on Form 10-K for further discussion on the 2007 Share Incentive Plan.

FIVE YEAR TOTAL RETURN COMPARISON

        The following graph presents a total return comparison from a $100 investment in our common shares on December 31, 2007 to the Standard & Poor's 500 Index ("S&P 500 Index") and Russell 2000 Index ("Russell 2000").

        We obtained information for the table below from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2007, and that all dividends were reinvested. The total return performance shown on the graph is not necessarily indicative of future total return performance.

Share Price Performance Graph

	Base Period	Years Ending
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
KKR Financial Holdings LLC	100	13	46	78	79	105
S&P 500 Index	100	60	80	91	93	106
Russell 2000	100	63	85	106	102	116

RECENT SALES OF UNREGISTERED SECURITIES

        On February 14, 2013, the Compensation Committee of the board of directors granted the Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016. The grant made to our Manager was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

        On October 15, 2012, our non-employee directors deferred $0.1 million of cash compensation in exchange for 4,520 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors' Deferred Compensation and Share Award Plan. In addition, on November 21, 2012, our non-employee directors deferred $0.1 million of cash distribution in exchange for 10,574 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors' Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director's termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof. For further discussion of the 2007 Share Incentive Plan, see "Item 8. Financial Statements and Supplementary Data—Note 11. Common Shares, Restricted Shares and Share Options" of this Annual Report on Form 10-K.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The selected financial data should be read together with the more detailed information contained in the consolidated financial statements and associated notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009	Year ended December 31, 2008
Consolidated Statements of Operations Data:
Total revenues	$555,473	$542,021	$505,359	$572,725	$948,588
Total investment costs and expenses	318,375	215,162	188,952	329,169	1,046,102
Total other income (loss)	205,822	93,447	143,352	(96,275)	(906,837)
Total other expenses	98,157	94,223	87,993	70,061	73,250

Income (loss) from continuing operations before income taxes	344,763	326,083	371,766	77,220	(1,077,601)
Income tax (benefit) expense	(3,467)	8,011	702	284	107

Income (loss) from continuing operations	348,230	318,072	371,064	76,936	(1,077,708)
Income from discontinued operations	—	—	—	—	2,668

Net income (loss)	$348,230	$318,072	$371,064	$76,936	$(1,075,040)

Net income (loss) per common share:
Basic
Income (loss) per share from continuing operations	$1.95	$1.79	$2.33	$0.50	$(7.71)

Income per share from discontinued operations	$—	$—	$—	$—	$0.02

Net income (loss) per share	$1.95	$1.79	$2.33	$0.50	$(7.69)

Diluted
Income (loss) per share from continuing operations	$1.87	$1.75	$2.32	$0.50	$(7.71)

Income per share from discontinued operations	$—	$—	$—	$—	$0.02

Net income (loss) per share	$1.87	$1.75	$2.32	$0.50	$(7.69)

Weighted average number of common shares outstanding:
Basic	177,838	177,560	157,936	153,756	140,027

Diluted	187,423	180,897	158,771	153,756	140,027

Distributions declared per common share	$0.86	$0.67	$0.43	$0.05	$1.30

(in thousands, except per share data)	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Consolidated Balance Sheets Data:
Cash and cash equivalents	$237,606	$392,154	$313,829	$97,086	$41,430
Restricted cash and cash equivalents	896,396	399,620	571,425	342,706	1,233,585
Securities	533,520	922,603	932,823	803,258	658,779
Corporate loans, net	5,947,857	6,443,399	6,321,444	6,543,643	7,571,446
Residential mortgage loans(1)	—	—	—	2,097,699	2,620,021
Equity investments, at estimated fair value	161,621	189,845	99,955	120,269	5,287
Oil and gas properties, net	289,929	138,525	33,797	—	—
Total assets	8,358,879	8,647,228	8,418,412	10,300,005	12,515,082
Total borrowings	6,338,407	6,778,208	6,642,455	8,970,591	11,461,610
Total liabilities	6,519,757	6,971,396	6,775,364	9,133,347	11,851,737
Total shareholders' equity	1,839,122	1,675,832	1,643,048	1,166,658	663,345
Book value per common share	$10.31	$9.41	$9.24	$7.37	$4.40

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

        Management's discussion and analysis is comprised of the following sections:

        Except where otherwise expressly stated or the context suggests otherwise, the terms "we," "us" and "our" refer to KKR Financial Holdings LLC and its subsidiaries.

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, "Selected Consolidated Financial Data" and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in "Item I, Part 1A. Risk Factors" included elsewhere in this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our manager with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.

        The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of seven CLO transactions, KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1") and KKR Financial CLO 2012-1, Ltd. ("CLO 2012-1") (collectively the "Cash Flow CLOs"). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

Business Environment

        Throughout 2012, we witnessed spread tightening in the high yield debt markets and overall increased appetite for risk from certain investors in the search for yield, which led to price appreciation for certain riskier assets as evidenced through the leveraged loan and high yield bond indices. In comparison, 2011 experienced significant market swings with constrained liquidity and wider credit spreads triggered by downside macroeconomic and political concerns. Specifically, the S&P/LSTA Loan

Index returned 9.7% for 2012 (as compared to 1.5% for 2011) while the Bank of America Merrill Lynch U.S. High Yield Master II index returned 15.6% for 2012 (as compared to 4.4% for 2011).

        The rally in both indices drove unrealized mark-to-market gains, which had a positive impact on certain of our equity investments carried at estimated fair value and loans held for sale, which are carried at the lower of cost or estimated fair value. The price appreciation also drove substantially higher net realized gains on investments relative to the prior year period as we disposed of certain assets, most notably from our high yield bond portfolio.

        As the majority of our assets and liabilities include floating interest rate provisions indexed to three-month London interbank offered rate ("LIBOR"), changes in interest rates impact our net income through interest income and expense. Interest rates in the U.S. remained low during 2012 with the three-month LIBOR ending at 0.31% as of December 31, 2012 compared to 0.58% the year before. However, the average three-month LIBOR rate increased to 0.43% for the year ended December 31, 2012, from 0.34% for the year ended December 31, 2011. As a result of the low interest rates, we saw an increase of assets available on the market, both through new issue and amendments of existing facilities, offering a LIBOR floor.

        In addition to our financial assets consisting primarily of bank loans and high yield bonds, which are impacted by the factors above, we hold real assets including oil and natural gas properties, which are impacted by the relevant commodity prices. The Henry Hub spot natural gas price increased to $3.41 per million British thermal units ("MMBtu") as of December 31, 2012, from $3.03 per MMBtu as of December 31, 2011. Separately, the WTI Cushing crude oil spot price decreased to $91.83 per barrel ("Bbl") as of December 30, 2012, from $98.83 per Bbl as of December 30, 2011. Revenue earned on our oil and natural gas properties are dependent on volumes produced as well as price. As such, commodity price volatility will impact our net income through total revenues and net realized and unrealized gains and losses on our commodity swaps.

Consolidated Summary of Results

        Our net income for the year ended December 31, 2012 totaled $348.2 million (or $1.87 per diluted common share), as compared to net income of $318.1 million (or $1.75 per diluted common share) and $371.1 million (or $2.32 per diluted common share) for the years ended December 31, 2011 and 2010, respectively. Additional discussion around our consolidated results, as well as the components of net income for our reportable segments for the years ended December 31, 2012, 2011 and 2010 are detailed further below under "Results of Operations."

        Book value per share increased $0.90 from $9.41 as of December 31, 2011 to $10.31 as of December 31, 2012. The increase in book value per share from December 31, 2011 was attributable to (i) earnings for the year ended December 31, 2012 of $1.95 per basic common share, partially offset by (ii) an increase in accumulated other comprehensive loss, a component of shareholders' equity, of $0.19 per share primarily as a result of reclassification adjustments for gains realized in net income from the sale of certain corporate debt securities, and (ii) the distribution to shareholders during the year ended December 31, 2012 of $0.86 per common share.

Cash Distributions to Common Shareholders

        During 2012, we paid aggregate cash distributions totaling $153.4 million. The amount and timing of our distributions to our common shareholders, including any special distributions, is determined by our board of directors and is based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions, including those under the terms of our preferred shares, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we will generally determine gains or losses based upon the price we paid for those assets.

We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by a shareholder on the sale of assets held by us may be higher or lower depending upon the purchase price the shareholder paid for our common shares. Shareholders may have taxable income or tax liability attributable to our common shares for a taxable year that is greater than our cash distributions for such taxable year. See "Non-Cash 'Phantom' Taxable Income" below for further discussion about taxable income allocable to holders of our common shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our 7.375% Series A LLC Preferred Shares ("Series A LLC Preferred Shares").

Funding Activities

Senior Notes Offering

        On March 20, 2012, we issued $115.0 million par amount of 7.500% senior notes due March 20, 2042 ("7.500% Senior Notes"), resulting in net proceeds of $111.4 million. The notes trade under the ticker symbol "KFI" on the NYSE. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year.

Credit Facilities

        On November 30, 2012, we entered into a credit agreement for a three-year $150.0 million revolving credit facility (the "2015 Facility"), maturing on November 30, 2015. We may obtain additional commitments under the 2015 Facility so long as the aggregate amount of commitments at any time does not exceed $350.0 million. We have the right to prepay loans under the 2015 Facility in whole or in part at any time. In connection with entering into the 2015 Facility, we terminated the commitments under our existing asset-based revolving credit facility. Loans under the 2015 Facility bear interest at a rate equal to, at our option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. The 2015 Facility contains customary covenants, including ones that require us to satisfy a net worth financial test and maintain certain ratios relating to leverage and consolidated total assets. In addition, the 2015 Facility contains customary negative covenants applicable to us.

        On December 7, 2012, our five-year non-recourse, asset-based revolving credit facility (the "2015 Natural Resources Facility"), maturing on November 5, 2015, was adjusted and reduced to $126.1 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us. As of December 31, 2012, we had $107.8 million of borrowings outstanding under the 2015 Natural Resources Facility.

CLOs

        On December 21, 2012, we closed CLO 2012-1, a $412.4 million secured financing transaction maturing December 16, 2024. We issued $367.5 million par amount of senior secured notes to unaffiliated investors, of which $342.5 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate at 2.39%. We also issued $21.5 million of subordinated notes. The investments that are owned by CLO 2012-1 collateralize the CLO 2012-1 debt, and as a result, those investments are not available to us, our creditors or shareholders.

Preferred Offering

        On January 17, 2013, we issued 14.95 million of Series A LLC Preferred Shares for gross proceeds of $373.8 million, and net proceeds of $362.0 million. The Series A LLC Preferred Shares trade on the New York Stock Exchange under the ticker symbol "KFN.PR" and began trading on January 28, 2013. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by our board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2013, at a rate per annum equal to 7.375%.

Convertible Debt

        On January 18, 2013, in accordance with the indenture relating to our $172.5 million of 7.5% convertible senior notes due January 15, 2017 (the "7.5% Notes"), we issued a conversion rights termination notice ("Termination Notice") to holders of the 7.5% Notes whereby we terminated the right to convert the 7.5% Notes to common shares. Holders of $172.5 million 7.5% Notes submitted their notes for conversion for which we satisfied by physical settlement with 26.1 million common shares, or 151.0580 shares per $1,000 principal amount of 7.5% Notes.

Consolidation

        Our Cash Flow CLOs are all variable interest entities ("VIEs") that we consolidate as we have determined we have the power to direct the activities that most significantly impact these entities' economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

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

Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (which are treated as partnerships, disregarded entities or foreign corporations for United States federal income tax purposes), partnerships generally and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our shares and then prorate that amount on a monthly basis. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of our taxable income from us during such year.

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

  •
  Natural resources: Our natural resources strategy primarily consists of deploying capital to oil and gas opportunities by acquiring non-operated working interests in conventional and unconventional areas, acquiring mineral and overriding royalty interests in both producing properties and unconventional resource developments (i.e. emerging shale plays) and deploying capital to private equity, joint venture and partnership opportunities focused on the oil and gas sector.

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

  •
  Commercial real estate: Our commercial real estate strategy consists of deploying capital to domestic and foreign opportunities through debt or equity interests, as well as participation in joint ventures and partnerships, in commercial real estate properties and fixed income instruments.

  •
  Private equity: Our private equity strategy consists of deploying capital to private equity opportunities primarily on a side-by-side basis with KKR's private equity funds.

        Refer to "Results of Operations—Investment Portfolio" below for a reconciliation of these six core strategies, which differs from our reportable segments, to the line items on our consolidated balance sheets.

        The majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of December 31, 2012, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $6.3 billion par amount or $6.0 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consist of the following as of December 31, 2012:

  •
  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.0 billion and estimated fair value of $5.6 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 5.1%, of which 99.9% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 4.3%. The remaining 0.1% are fixed rate with a weighted average coupon of 11.5%.

  •
  Corporate debt securities: Corporate debt securities consist of high yield bonds held through our CLOs with an aggregate par amount of $361.0 million and estimated fair value of $354.1 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 8.8%, of which 90.3% of the corporate debt securities are fixed rate with a weighted average coupon of 9.5%. The remaining 9.7% are floating rate with a weighted average coupon spread to LIBOR of 2.6%.

        Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

        In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of December 31, 2012, the contractual notional balance of these amortizing interest rate swaps was $378.8 million.

        As of December 31, 2012, these Cash Flow CLOs had aggregate secured debt outstanding totaling $5.1 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $296.6 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. We hold the majority or all of the subordinated notes in each of the Cash Flow CLOs and we consolidate all of the Cash Flow CLOs. All income and losses related to the assets in these Cash Flow CLOs are reflected on our consolidated statement of operations even though a minority interest in three of our CLO transactions is not held by us.

        An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011 and CLO 2006-1 ended its reinvestment period in the third quarter of 2012. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the year ended December 31, 2012, $886.6 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2007-1 and CLO 2012-1 will end their reinvestment periods during May 2014 and December 2016, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the year ended December 31, 2012, $93.0 million of original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call in a CLO transaction by redeeming the notes and reinvesting the proceeds into a new CLO.

        On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of December 31, 2012:

  •
  CLO note holdings: We hold $1.1 billion par amount and $1.3 billion estimated fair value of mezzanine and subordinated notes in our seven Cash Flow CLO transactions. As our Cash Flow CLOs are consolidated under accounting principles generally accepted in the United States of

    America ("GAAP"), these holdings are not reflected on our consolidated balance sheet as the assets and liabilities of our CLO subsidiaries are consolidated and our ownership interests in the Cash Flow CLOs are eliminated for consolidation.

  •
  Corporate loans: Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans have an aggregate par value of $299.7 million and estimated fair value of $250.5 million. These loans have a weighted average coupon of 5.8%, and all are floating rate with a weighted average coupon spread to LIBOR of 5.1%. Of the $299.7 million par amount of corporate loans, $118.1 million par amount and $117.8 million estimated fair value of corporate loans were held on our balance sheet as of December 31, 2012, designated for CLO 2012-1. In addition, we hold equity investments with an estimated fair value of $32.9 million, which were restructured from debt instruments to equity.

  •
  Corporate debt securities: Our corporate debt securities consist of high yield bonds. These corporate debt securities have an aggregate par value of $18.1 million and estimated fair value of $18.7 million. These debt securities have a weighted average coupon of 14.9% and our floating rate corporate debt security has a weighted average coupon spread to LIBOR of 15.0%.

  •
  Natural resources: Our natural resources holdings consist of (i) non-operated oil and gas working interests in proved developed and proved undeveloped properties with a carrying amount of $249.7 million, partially financed with $107.8 million borrowed under a non-recourse, asset-based credit facility, (ii) overriding royalty interests with a carrying amount of $47.3 million, and (iii) private equity and joint venture transactions focused on the oil and gas sector with an aggregate cost basis of $87.0 million and an estimated fair value of $84.5 million.

  •
  Special situations: Our special situations holdings consist of (i) $190.1 million par amount of debt investments with an $120.3 million amortized cost and estimated fair value of $138.1 million, (ii) $49.8 million aggregate cost of equity, including warrants, and interests in joint ventures and partnerships with an estimated fair value of $53.8 million, and (iii) $17.0 million aggregate cost of other investments with an estimated fair value of $16.8 million. The $190.1 million par amount of debt investments has a weighted average coupon of 7.3%.

  •
  Mezzanine: Our mezzanine holdings consist of (i) $99.8 million par amount of debt with an estimated fair value of $101.2 million and (ii) $6.8 million aggregate cost of equity with an estimated fair value of $8.4 million. The $99.8 million par amount of mezzanine debt has a weighted average coupon of 14.8%.

  •
  Commercial real estate: Our commercial real estate holdings consist of three investments with a carrying value of $52.5 million, all of which were acquired during 2012.

  •
  Private equity: Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $57.3 million with an estimated fair value of $69.8 million.

  •
  Residential mortgage-backed securities ("RMBS"): Our RMBS have an aggregate par amount of $150.4 million with an estimated fair value of $83.8 million.

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

Fair Value of Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity for disclosure purposes. Assets and liabilities in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

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

  The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, RMBS, and certain interests in joint ventures and partnerships and certain financial instruments classified as derivatives.

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

        Corporate Debt Securities:    Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on yield analysis techniques, where the key inputs are based on relative value analyses, which incorporate similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

        Equity Investments, at Estimated Fair Value:    Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization ("EBIDTA") exit multiples. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

        Interests in Joint Ventures and Partnerships:    Interests in joint ventures and partnerships include certain equity investments related to the oil and gas and commercial real estate sectors. Interests in joint ventures and partnerships are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on an income (discounted cash flow) approach, in which various internal and external factors are considered and key inputs include the weighted average cost of capital. In addition, an illiquidity discount is applied where appropriate.

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

        Residential Mortgage-Backed Securities at Estimated Fair Value:    Residential mortgage-backed securities are initially valued at transaction price and are subsequently valued using a third party valuation servicer. The most significant inputs to the valuation of these instruments are default and loss expectations and constant prepayment rates.

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

        Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the year ended December 31, 2012, share-based compensation totaled $3.2 million. As of December 31, 2012, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.4 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of December 31, 2012, the common share options were fully vested and expire in August 2014. As of December 31, 2012, future unamortized share-based compensation totaled $2.9 million, of which $1.9 million, $0.8 million and $0.2 million will be recognized in 2013, 2014 and beyond, respectively.

Accounting for Derivative Instruments and Hedging Activities

        We recognize all derivatives on our consolidated balance sheets at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument ("free-standing derivative"). For a fair value hedge, we record changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive loss and subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in other income.

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

        We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of December 31, 2012, the estimated fair value of our net derivative liabilities totaled $94.1 million.

Impairments

        Securities Available-for-Sale:    We monitor our available-for-sale securities portfolio for impairments. A loss is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary. We consider many factors in determining whether the impairment of a security is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. In addition, for debt securities we consider our intent to sell the debt security, our estimation of whether or not we expect to recover the debt security's entire amortized cost if we intend to hold the debt security, and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For equity securities, we also consider our intent and ability to hold the equity security for a period of time sufficient for a recovery in value.

        The amount of the loss that is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary is dependent on certain factors. If the security is an equity security or if the security is a debt security that we intend to sell or estimate that it is more likely than not that we will be required to sell before recovery of its amortized cost, then the impairment amount recognized in earnings is the entire difference between the estimated fair value of the security and its amortized cost. For debt securities that we do not intend to sell or estimate that we are not more likely than not to be required to sell before recovery, the impairment is separated into the estimated amount relating to credit loss and the estimated amount relating to all other factors. Only the estimated credit loss amount is recognized in earnings, with the remainder of the loss amount recognized in other comprehensive loss.

        This process involves a considerable amount of judgment by our management. As of December 31, 2012, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $9.8 million, which if not recovered may result in the recognition of future losses. During the year ended December 31, 2012, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $8.4 million.

        Long Lived Assets:    We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis, whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties are assessed periodically and, at a minimum, annually on a property-by-property basis, and any impairment in value is recognized when incurred.

        Based on certain events and circumstances that indicated a need for impairment, which included a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas and future inflation levels, we determined that an impairment was necessary in 2012. During the year ended December 31, 2012, we recorded $3.3 million of impairments which are included in net realized and unrealized gain on investments on our consolidated statements of operations. These impairments were recognized on certain fields in Texas related to working interests acquired during the fourth quarter of 2010.

Allowance for Loan Losses

        Our corporate loan portfolio is comprised of a single portfolio segment which includes one class of financing receivables, that is, high yield loans that are typically purchased via assignment or participation in either the primary or secondary market and are held primarily for investment. High yield loans are generally characterized as having below investment grade ratings or being unrated and generally consist of leveraged loans.

        Our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan's effective interest rate, except as a practical expedient, the loan's observable estimated fair value may be used. We also estimate the probable credit losses inherent in our unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments is recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

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

        We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of December 31, 2012, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio's performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses are assessed on a quarterly and annual basis. As of December 31, 2012, management believes that these estimates are appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

        As of December 31, 2012, our allowance for loan losses totaled $223.5 million.

Oil and Gas Revenue Recognition

        Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup our entitled share through future production. Under the sales method, no receivables are recorded when we take less than our share of production and no payables are recorded when we take more than our share of production.

Oil, Natural Gas and Natural Gas Liquid Reserve Estimates

        Proved reserves are based on the quantities of oil, natural gas and natural gas liquids ("NGL") that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. The independent engineering firms, Netherland, Sewell & Associates, Inc. ("NSAI") and LaRoche Petroleum Consultants, Ltd. ("LaRoche"), prepared reserve and economic evaluations of all of our properties, except for overriding royalty interests in certain properties in the Eagle Ford Shale, on a well-by-well basis as of December 31, 2012, and the reserve estimates reported herein were prepared by NSAI and LaRoche and aggregated by us. The reserve estimates were reviewed with the petroleum engineers and geoscience professionals from the managers of our oil and gas properties and approved by us.

        Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The process performed by the independent engineers to prepare reserve amounts included their estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue, based in part on data provided by the managers of our oil and gas properties and us. The estimates of reserves conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years.

        The accuracy of reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. In addition, reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, natural gas and NGL eventually recovered.

        For additional information regarding estimates of reserves, including the standardized measure of discounted future net cash flows, see "Item 8. Financial Statements and Supplementary Data-Supplemental Oil and Natural Gas Data (Unaudited)".

Recent Accounting Pronouncements

Balance Sheet

        In January 2013, the FASB clarified the scope of offsetting disclosure requirements which require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods, with retrospective disclosures required for all comparative periods presented. We do not expect the guidance to have a material impact on our consolidated financial statements.

Comprehensive Income

        In February 2013, the FASB amended guidance to require entities to disclose additional information about reclassification adjustments, including (i) changes in accumulated other comprehensive income balances by component and (ii) significant items reclassified out of accumulated other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively. The adoption of this guidance will not have a material impact on our consolidated financial statements and we will include the required disclosure in the first quarter ended March 31, 2013.

RESULTS OF OPERATIONS

Consolidated Results

        The following table presents the consolidated results by segments for the years ended 2012, 2011 and 2010 (amounts in thousands):

	Credit			Natural Resources			Other			Reconciling Items(1)			Total Consolidated
For the years ended December 31	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Total revenues	$490,861	$511,392	$504,471	$64,535	$30,629	$888	$77	$—	$—	$—	$—	$—	$555,473	$542,021	$505,359
Total investment costs and expenses	257,269	196,415	187,345	60,668	18,747	1,607	438	—	—	—	—	—	318,375	215,162	188,952
Total other income (loss)	199,278	85,499	143,578	1,881	7,948	(226)	4,663	—	—	—	—	—	205,822	93,447	143,352
Total other expenses	48,640	46,371	37,149	5,111	3,823	586	217	—	—	44,189	44,029	50,258	98,157	94,223	87,993
Income tax (benefit) expense	(3,468)	7,941	697	—	70	5	1	—	—	—	—	—	(3,467)	8,011	702

Net income (loss)	$387,698	$346,164	$422,858	$637	$15,937	$(1,536)	$4,084	$—	$—	$(44,189)	$(44,029)	$(50,258)	$348,230	$318,072	$371,064

(1)
Consists of certain expenses not allocated to individual segments including incentive fees of $37.6 million, $34.2 million and $38.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The remaining reconciling items include insurance expenses, directors' expenses and share-based compensation expense.

        Net income for the year ended December 31, 2012 was $348.2 million, consisting of revenues totaling $555.5 million, investment costs and expenses totaling $318.4 million, other income totaling $205.8 million and other expenses totaling $98.2 million. Comparatively, net income for the year ended December 31, 2011 was $318.1 million, consisting of revenues totaling $542.0 million, investment costs and expenses totaling $215.2 million, other income totaling $93.4 million and other expenses totaling $94.2 million, while net income for the year ended December 31, 2010 was $371.1 million, consisting of revenues totaling $505.4 million, investment costs and expenses totaling $189.0 million, other income totaling $143.4 million and other expenses totaling $88.0 million.

Revenues

2012 and 2011

        Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and royalty interests in oil and gas properties. Revenues increased $13.5 million from the year ended December 31, 2011 to 2012 primarily due to $33.9 million of incremental oil and gas revenue as a result of the acquisition of additional working and royalty interests in 2011 and 2012. This was partially offset by a reduction in loan and securities interest income and discount accretion of $6.4 million and $11.2 million, respectively.

2011 and 2010

        Revenues increased $36.7 million from the year ended December 31, 2010 to 2011 primarily due to $29.7 million of incremental oil and gas revenue as a result of the acquisition of additional working and royalty interests in 2011, as well as a $20.5 million increase in loan interest income and discount accretion. These were partially offset by a $16.5 million reduction in securities interest income and discount accretion.

Investment Costs and Expenses

2012 and 2011

        Investment costs and expenses include interest expense, provision for loan losses, oil and gas production costs, depreciation, depletion and amortization expense ("DD&A") related to oil and gas properties, and other investment expenses. Investment costs and expenses increased $103.2 million from the year ended December 31, 2011 to 2012 primarily due to $35.1 million of incremental oil and gas production costs and DD&A as a result of the acquisition of additional working and royalty interests in

2011 and 2012, a $32.3 million increase in provision for loan losses and a $31.4 million increase in interest expense primarily related to our November 2011 and March 2012 senior note offerings.

2011 and 2010

        Investment costs and expenses increased $26.2 million from the year ended December 31, 2010 to 2011 primarily due to an increase in interest expense to affiliates of $24.3 million due to an increase in CLOs that passed compliance tests thereby resuming payments to mezzanine and subordinate debt holders, including an affiliate of our Manager. In addition, the increase was driven by $15.3 million of incremental oil and gas production costs and DD&A as a result of the acquisition of additional working and royalty interests in 2011. This was partially offset by a reduction in the provision for loan losses of $14.9 million.

Other Income (Loss)

2012 and 2011

        Other income increased $112.4 million from the year ended December 31, 2011 to 2012 primarily as a result of larger realized gains on sales and paydowns of certain individual investments during 2012.

2011 and 2010

        Other income decreased $49.9 million from the year ended December 31, 2010 to 2011 primarily due to the one-time gain on extinguishment of debt totaling $38.7 million recorded in 2010. In addition, there was a decrease in realized and unrealized gains on investments.

Other Expenses

        Other expenses include related party management compensation, general, administrative and directors expenses and professional services. Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, incentive fees, collateral management fees, and share-based compensation related to restricted common shares and common share options granted to our Manager.

        The base management fee payable is calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our "equity" as defined in the Management Agreement. In addition, our Manager is entitled to a quarterly incentive fee provided that our quarterly "net income," as defined in the Management Agreement, before the incentive fee exceeds a defined return hurdle.

        Professional services expenses consist of legal, accounting and other professional services. General, administrative and directors' expenses include share-based compensation, expenses and reimbursements due to the board of directors for their services, as well as other expenses incurred by us or reimbursable by us to our Manager.

2012 and 2011

        Consolidated other expenses increased $3.9 million from the year ended December 31, 2011 to 2012. The majority of this change was related to an increase in related party management compensation as a result of an increase in base management fees as well as incentive fees. Base management fees increased $1.9 million from the year ended December 31, 2011 to 2012 primarily due to an increase in "equity" resulting from incremental net income earned during 2012. In addition, incentive fees totaled $37.6 million for the year ended December 31, 2012 compared to $34.2 million for the year ended December 31, 2011.

2011 and 2010

        Consolidated other expenses increased $6.2 million from the year ended December 31, 2010 to 2011. Base management fees increased $7.2 million from the year ended December 31, 2010 to 2011 primarily due to an increase in "equity" resulting from incremental net income earned during 2011. Partially offsetting this increase was the decline in incentive fees, which totaled $34.2 million for the year ended December 31, 2011 compared to $38.8 million for the year ended December 31, 2010.

Segment Results

        We operate our business through multiple reportable business segments, which are differentiated primarily by their investment focuses.

  •
  Credit ("Credit"): The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, and distressed and stressed debt securities.

  •
  Natural resources ("Natural Resources"): The Natural Resources segment, which was previously included within the other segment ("Other"), consists of non-operated working and overriding royalty interests in oil and natural gas properties. For segment reporting purposes, the Natural Resources segment excludes private equity and interests in joint ventures and partnerships focused on the oil and gas sector.

  •
  Other: The Other segments include all other portfolio holdings, including commercial real estate.

        The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by us.

        We evaluate the performance of our segments based on several components including total revenues, total investment costs and expenses, total other income (loss), and total other expenses. Net income includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the carrying value of the assets within those segments. These allocations are calculated based on the investment portfolio balance in each respective segment as of the most recent year end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors' expenses and share-based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to "Part II—Item 8. Financial Statements and Supplementary Data—Note 15. Segment Reporting."

        The following discussion and analysis regarding our results of operations is based on our reportable segments. Certain prior period information has been reclassified to conform to the current year presentation to provide additional detailed financial information as a result of the growth in our natural resources segment.

Credit Segment

        The following table presents the net income components of our credit segment for the years ended 2012, 2011, and 2010 (amounts in thousands):

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Revenues:
Corporate loans and securities interest income	$394,108	$388,974	$369,387
Residential mortgage-backed securities interest income	11,649	14,616	23,924
Net discount accretion	82,621	102,404	108,718
Dividend income	2,302	5,287	2,266
Other	181	111	176

Total revenues	490,861	511,392	504,471

Investment costs and expenses:
Interest expense:
Collateralized loan obligation secured debt	71,749	61,875	59,242
Credit facilities	3,423	2,186	12,796
Convertible senior notes	18,595	26,467	28,047
Senior notes	26,937	2,727	—
Junior subordinated notes	14,885	15,253	15,532
Interest rate swaps	22,556	22,734	15,562
Other interest expense	331	514	227

Total interest expense	158,476	131,756	131,406
Interest expense to affiliates	51,586	49,458	25,152
Provision for loan losses	46,498	14,194	29,121
Other	709	1,007	1,666

Total investment costs and expenses	257,269	196,415	187,345

Other income (loss):
Realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swaps	—	—	310
Credit default swaps	(5,138)	(6,030)	1,970
Total rate of return swaps	141	49	1,771
Common stock warrants	1,677	(890)	663
Foreign exchange(1)	(3,047)	(4,795)	(9,182)
Options	—	(94)	—

Total realized and unrealized (loss) gain on derivatives and foreign exchange	(6,367)	(11,760)	(4,468)
Net realized and unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value	9,299	2,825	(11,396)
Net realized and unrealized gain on investments(2)	193,133	96,229	122,199
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(2,089)	431	(756)
Impairment of securities available for-sale and private equity at cost	(8,759)	(7,705)	(12,890)
Net (loss) gain on restructuring and extinguishment of debt	(445)	(1,736)	39,999
Other income	14,506	7,215	10,890

Total other income (loss)	199,278	85,499	143,578

Other expenses:
Related party management compensation:
Base management fees	26,706	25,828	19,030
CLO management fees	4,237	5,289	5,396

Total related party management compensation	30,943	31,117	24,426
Professional services	5,697	5,703	5,234
Other general and administrative	12,000	9,551	7,489

Total other expenses	48,640	46,371	37,149

Income before income taxes	384,230	354,105	423,555
Income tax (benefit) expense	(3,468)	7,941	697

Net income	$387,698	$346,164	$422,858

(1)
Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)
Includes lower cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

Revenues

2012 and 2011

        Revenues decreased $20.5 million from $511.4 million for the year ended December 31, 2011 to $490.9 million for the year ended December 31, 2012. The decrease was primarily attributable to a $19.8 million decrease in net discount accretion as a net result of (i) a $15.2 million decline in recurring accretion income due to a smaller overall corporate debt portfolio and comparatively smaller discounts on the remaining portfolio and (ii) a $4.6 million decrease in accelerated discount accretion as a result of fewer paydowns in 2012. Partially offsetting this decline was $5.1 million of additional corporate loans and securities interest income earned primarily from a higher yielding corporate debt portfolio. The average three-month LIBOR rate increased to 0.43% for the year ended December 31, 2012, from 0.34% for the year ended December 31, 2011. In addition, the percentage of our floating rate corporate debt portfolio with LIBOR floors increased to 51.6% as of December 31, 2012 from 32.2% as of December 31, 2011.

        These positive changes to rates outweighed the reductions in the corporate debt portfolio. The weighted average par balances for our corporate loan portfolio declined by $478.3 million from $7.1 billion to $6.6 billion for the years ended December 31, 2011 and 2012, respectively. This reduction was the result of fewer purchases subsequent to December 31, 2011 within certain of our CLOs that ended their reinvestment periods. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods during the second quarter of 2011 and CLO 2006-1 ended its reinvestment period during the third quarter of 2012. Refer to "Investment Portfolio Overview" above for further discussion on the principal proceeds from the assets held in each of these CLO transactions used to amortize the outstanding balance of the CLO senior notes outstanding.

2011 and 2010

        Revenues increased $6.9 million from $504.5 million for the year ended December 31, 2010 to $511.4 million for the year ended December 31, 2011. The increase was primarily attributable to corporate loans and securities interest income, which increased $19.6 million from the year ended December 31, 2011 as compared to 2010. The increase in corporate loans and securities interest income is primarily attributable to a larger corporate debt portfolio, combined with an increase in the weighted average coupon of our corporate debt portfolio from 4.6% for the year ended December 31, 2010 to 4.9% for the year ended December 31, 2011, calculated based on the average par balances for the respective periods. The increase in the weighted average coupon of our corporate debt portfolio is due to an increase in the percentage of our corporate debt portfolio with LIBOR floors from 23.3% as of December 31, 2010 to 32.2% as of December 31, 2011, as well as the acquisition of holdings during the year ended December 31, 2011 with comparatively higher rates. Partially offsetting this increase in revenue was a decline in residential mortgage-backed securities interest income of $9.3 million from December 31, 2010 to 2011, as well as a reduction in net discount accretion of $6.3 million from December 31, 2010 to 2011.

Investment Costs and Expenses

2012 and 2011

        Total investment costs and expenses increased $60.9 million, from $196.4 million for the year ended December 31, 2011 to $257.3 million for the year ended December 31, 2012. The increase was primarily attributable to additional provision for loan losses and higher interest expense. Provision for loan losses increased $32.3 million from $14.2 million for the year ended December 31, 2011 to $46.5 million for the year ended December 31, 2012. The increase in provision for loan losses was largely as a result of an increase in the allowance for loan losses based on a review of our unimpaired, held for investment loan portfolio, with particular sensitivity to the loans that we designated as high risk within our internally assigned risk grades.

        Interest expense increased on both our senior notes and collateralized loan obligation secured debt. As described above, we issued senior notes in November 2011 and March 2012 and therefore incurred related interest expense of $26.9 million for the year ended December 31, 2012 compared to $2.7 million for the year ended December 31, 2011. Interest expense on our collateralized loan obligation secured debt also increased, as a result of the increase in LIBOR combined with the fact that we closed CLO 2011-1 on March 31, 2011, partially offset by the amortization of outstanding senior notes for those CLOs that ended their reinvestment periods. The weighted average par balance of our collateralized loan obligation secured debt decreased $447.6 million from the year ended December 31, 2011 to the year ended December 31, 2012.

2011 and 2010

        Total investment costs and expenses increased $9.1 million, from $187.3 million for the year ended December 31, 2010 to $196.4 million for the year ended December 31, 2011. The increase was primarily attributable to an increase in interest expense to affiliates of $24.3 million, which as discussed above was due to all Cash Flow CLOs passing certain compliance tests in 2011 and thereby, resuming payments to mezzanine and subordinate debt holders, including an affiliate of our Manager. This was partially offset by a $14.9 million reduction in the provision for loan losses from the year ended December 31, 2010 to 2011 from $29.1 million to $14.2 million which was largely the result of a decrease in the allocated component of our allowance for loan losses.

Other Income

2012 and 2011

        Total other income increased $113.8 million from $85.5 million for the year ended December 31, 2011 to $199.3 million for the year ended December 31, 2012, largely driven by a $96.9 million increase in net realized and unrealized gain on investments primarily attributable to two factors.

        First, there was a $62.5 million beneficial change in the lower of cost or estimated fair value adjustment on our corporate loans held for sale portfolio, from a $65.2 million charge recorded for the year ended December 31, 2011 to a $2.7 million charge for the year ended December 31, 2012, which was a result of price appreciation in our corporate loans held for sale portfolio during 2012 compared to the same period in 2011. Second, realized and unrealized gains on our corporate debt portfolio increased year over year. Specifically gains on our (i) corporate loan portfolio increased $16.5 million from $25.7 million for the year ended December 31, 2011 to $42.2 million for the year ended December 31, 2012 and (ii) securities available-for-sale portfolio increased $7.2 million from $107.6 million for the year ended December 31, 2011 to $114.8 million for the year ended December 31, 2012. While both years included significant realized gains from sales of investments, the gains recorded during the year ended December 31, 2012 exceeded those recorded during 2011. Particularly, during the year ended December 31, 2012, we had realized gains totaling $28.3 million from three corporate loan holdings combined with aggregate gains of $13.9 million from various other sales. Comparatively, during the year ended December 31, 2011, we recognized $16.6 million in gains from one of our largest corporate loan positions with aggregate gains of $9.1 million from various other sales. In addition, during the year ended December 31, 2012, we had realized gains totaling $67.0 million from sales of three corporate debt security holdings combined with aggregate gains of $47.8 million from various other sales. Comparatively, during the year ended December 31, 2011, we recognized $88.7 million in gains on partial sales from two of our largest corporate debt holdings and aggregate gains of $19.0 million from various other sales.

        In addition to the contributors above, the increase in other income was attributable to a $6.5 million increase in realized and unrealized gains on residential mortgage-backed securities, at estimated fair value from the year ended December 31, 2011 to 2012. These gains were partially due to price appreciation on the securities from the year ended December 31, 2011 to 2012.

        These gains were partially offset by a $4.7 million increase in impairment losses recorded during 2012 for securities available-for-sale that we determined to be other-than-temporarily impaired.

2011 and 2010

        Total other income decreased $58.1 million from $143.6 million for the year ended December 31, 2010 to $85.5 million for the year ended December 31, 2011, primarily due to two factors.

        First, net realized and unrealized gain on investments declined $26.0 million primarily as a result of an additional $50.4 million lower of cost or estimated fair value adjustment to corporate loans held for sale recorded during the year ended December 31, 2011 as compared to the prior period, partially offset by additional unrealized gains on investments and realized gains from the sale of corporate debt securities during 2011 of $24.5 million. The $50.4 million of additional lower of cost or estimated fair value adjustment was primarily due to an overall decline in prices of our corporate loans held for sale portfolio, particularly during the third quarter of 2011. Second, during 2010, in an open market auction, we purchased $83.0 million of notes issued by CLO 2007-A and CLO 2007-1, both of which were previously held by an affiliate of our Manager. These transactions resulted in us recording an aggregate one-time gain on extinguishment of debt totaling $38.7 million for the year ended December 31, 2010. Comparatively, during the year ended December 31, 2011, we recorded a $1.7 million loss related to the $45.5 million repurchase of our 7.0% convertible senior notes (the "7.0% Notes") due July 2012.

Other Expenses

2012 and 2011

        Other expenses increased $2.3 million from $46.4 million for the year ended December 31, 2011 to $48.6 million for the year ended December 31, 2012, primarily due to $2.4 million of additional other general and administrative expenses. The increase in other general and administrative expenses from $9.6 million for the year ended December 31, 2011 to $12.0 million for the year ended December 31, 2012 was primarily attributable to $2.0 million of higher expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. For the years ended December 31, 2011 and 2012, we incurred reimbursable general and administrative expenses to our Manager totaling $8.2 million and $10.2 million, respectively. These reimbursable general and administrative expenses to our Manager include costs related to information technology systems and subscriptions, as well as certain other costs required for business and investment operations.

2011 and 2010

        Total other expenses increased $9.2 million from $37.1 million for the year ended December 31, 2010 to $46.4 million for the year ended December 31, 2011, primarily due to $6.8 million of additional base management fees and $2.1 million of additional other general and administrative expenses incurred in 2011. Base management fees increased from $19.0 million for the year ended December 31, 2010 to $25.8 million for the year ended December 31, 2011 due to higher "equity" resulting from both net income earned during 2011 and the equity offering of 19.4 million common shares, which generated proceeds of $175.7 million in December 2010. Other general and administrative expenses increased from $7.5 million for the year ended December 31, 2010 to $9.6 million for the year ended December 31, 2011 primarily due to $3.6 million of higher expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. For the years ended December 31, 2010 and 2011, we incurred reimbursable general and administrative expenses to our Manager of $4.6 million and $8.2 million, respectively. These reimbursable general and administrative expenses to our Manager include costs related to information technology systems and subscriptions, as well as certain other costs required for business and investment operations.

Natural Resources Segment

        The following table presents the net income (loss) components of our natural resources segment for the years ended 2012, 2011, and 2010 (amounts in thousands):

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Revenues:
Oil and gas revenue:
Natural gas sales	$22,203	$10,224	$550
Oil sales	26,353	9,023	145
Natural gas liquids sales	12,773	9,888	193
Other	3,206	1,494	—

Total revenues	64,535	30,629	888

Investments costs and expenses:
Interest expense:
Credit facilities	3,042	1,050	103
Convertible senior notes	944	478	123
Junior subordinated notes	755	275	68
Senior notes	1,366	49	—

Total interest expense	6,107	1,852	294
Oil and gas production costs:
Lease operating expenses	14,562	4,415	177
Workover expenses	3,335	941	—
Transportation and marketing expenses	7,477	985	—
Severance and ad valorem taxes	3,606	1,425	—

Total oil and gas production costs	28,980	7,766	177
Oil and gas depreciation, depletion and amortization	21,931	8,015	324
Other	3,650	1,114	812

Total investment costs and expenses	60,668	18,747	1,607

Other income:
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Commodity swaps	4,275	7,948	(226)
Net realized and unrealized gain on investment(1)	(3,191)	—	—
Other income	797	—	—

Total other income (loss)	1,881	7,948	(226)

Other expenses:
Related party management compensation:
Base management fees	1,355	466	83
Professional services	930	495	97
Insurance	126	7	1
Other general and administrative	2,700	2,855	405

Total other expenses	5,111	3,823	586

Income before income taxes	637	16,007	(1,531)
Income tax expense	—	70	5

Net income (loss)	$637	$15,937	$(1,536)

(1)
Includes impairment of oil and gas properties

        Our oil and gas results depend substantially on natural gas and oil prices and production levels, as well as drilling and operating costs. The price we realize for our production is affected by our hedging activities. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into commodity swaps for a portion of our working interests. Our policy has been to hedge a majority portion of the total estimated oil, natural gas and NGL production on our working interests for a specified amount of time. Our commodity derivatives are described further below under "Other Income (Loss)".

Production and Sales Statistics

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Average daily production:
Natural gas (Mcf/d)	24,032	7,087	1,382
Oil (Bbls/d)	754	305	20
NGL (Bbls/d)	759	648	69

Total (Mcfe/d)(1)	33,110	12,805	1,916
Weighted average prices (hedged)(2):
Natural gas (MMBtu)	$2.87	$3.96	$4.76
Oil (Bbl)	$95.86	$80.99	$78.13
NGL (Bbl)	$48.09	$43.29	$30.59
Weighted average prices (unhedged)(3):
Natural gas (MMBtu)	$2.53	$3.95	$4.76
Oil (Bbl)	$95.82	$81.02	$78.13
NGL (Bbl)	$46.11	$41.80	$30.59
Average Henry Hub and WTI spot prices:
Natural gas (MMBtu)	$2.75	$3.99	$4.37
Oil (Bbl)	$94.05	$94.88	$79.48
Costs per Mcfe of production:
Lease operating expenses	$1.21	$1.00	$1.01
Transportation and marketing expenses	$0.62	$0.22	$—
General and administrative expenses	$0.57	$0.91	$7.39
Depreciation, depletion and amortization	$1.81	$1.81	$1.84
Taxes, other than income taxes	$0.30	$0.32	$—

(1)
Calculated using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

(2)
Includes the effect of realized gains on derivatives of approximately $3.6 million, $0.4 million and zero for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)
Does not include the effect of realized gains (losses) on derivatives.

Revenues

2012 and 2011

        Revenue increased $33.9 million from $30.6 million for the year ended December 31, 2011 to $64.5 million for the year ended December 31, 2012 due to the increase in production resulting from the acquisitions of producing oil and natural gas properties in 2011 and 2012 described further below under "Investment Portfolio—Other Holdings", as well as drilling and completion of existing undeveloped overriding royalty interest property. As of December 31, 2012 and 2011, our working and overriding royalty interests had a carrying value of $297.0 million and $138.6 million, respectively.

        Average daily production volumes increased 159% from the year ended December 31, 2011 to 2012 primarily due to acquisitions of producing properties completed during 2012.

2011 and 2010

        Revenue increased $29.7 million for the year ended December 31, 2011 as compared to 2010 due to the increase in production resulting from the acquisitions of producing oil and natural gas properties made in 2011, as well as drilling and completion of existing undeveloped overriding royalty interest property purchased in the first quarter of 2011. As of December 31, 2011 and 2010, our working and overriding royalty interests had a carrying value of $138.6 million and $32.8 million, respectively.

        In addition, based on the oil and natural gas properties acquired, average daily production volumes increased 568% from the year ended December 31, 2010 to 2011 primarily due to acquisitions of producing properties in 2011.

Investment Costs and Expenses

        Investment costs and expenses consist of production costs, DD&A and other expenses related to acquisitions.

        Production costs represent costs incurred to operate and maintain our wells, or lease operating expenses, as well as transportation and marketing costs. Lease operating expenses include expenses such as labor, rented equipment, field office, saltwater disposal, maintenance, tools and supplies and workover expenses. As we continue to acquire working interests in oil and natural gas properties, lease operating expenses will continue to increase in conjunction with an increase in oil, natural gas and natural gas liquids production. Furthermore, we have agreements with third parties to act as managers of certain of our oil and natural gas properties. Services provided by these third party managers include making the business and operating decisions related to the production and sale of oil, natural gas and natural gas liquids, collection and disbursement of revenues, operating expenses, general and administrative expenses and other necessary and useful services for the operation of the assets. Again, as the overall number of oil and natural gas properties increase, the related costs to manage these properties increase correspondingly.

        Production costs also include severance and ad valorem taxes, which increase or decrease primarily when prices of natural gas and oil increase or decrease, but are also affected by changes in production, as well as appreciated property values.

        DD&A represents recurring charges related to the exhaustion of mineral reserves for our natural resources investments. DD&A is calculated using the units-of-production method, which depletes capitalized costs of producing oil and natural gas properties based on the ratio of current production to estimated total net proved oil, natural gas and NGL reserves, and total net proved producing oil, natural gas and natural gas liquid reserves. Our depletion expense is affected by factors including reserve revisions primarily related to well performance and commodity prices.

2012 and 2011

        As described above, we acquired additional producing oil and natural gas properties during 2011 and 2012 and thus, the costs associated with operating and managing the wells increased. Production costs increased $21.2 million from $7.8 million for the year ended December 31, 2011 to $29.0 million for the year ended December 31, 2012. Most notably was the increase in lease operating expenses of $10.1 million and transportation and marketing expenses of $6.5 million related to an increase in wells and production from 2012 acquisitions. Similarly, DD&A increased $13.9 million from $8.0 million for the year ended December 31, 2011 to $21.9 million for the year ended December 31, 2012 due to an increase in production and depletable costs that resulted from 2012 acquisitions.

        In addition, interest expense increased $4.3 million from the year ended December 31, 2011 to 2012 as a result of additional drawdowns on our 2015 Natural Resources Facility to partially fund acquisitions, as well as allocated holding company debt expense. As of December 31, 2012 and 2011, we had $107.8 million and $38.3 million, respectively, of borrowings under our 2015 Natural Resources Facility.

2011 and 2010

        Production costs increased $7.6 million from $0.2 million for the year ended December 31, 2010 to $7.8 million for the year ended December 31, 2011. DD&A increased $7.7 million from $0.3 million for the year ended December 31, 2010 to $8.0 million for the year ended December 31, 2011. These increases were primarily attributable to acquisitions made in 2011 and the fact that we only began acquiring oil and natural gas properties during the fourth quarter of 2010. As such, expenses in 2011 represented costs that were incurred during the full year of 2011.

        In addition, interest expense increased $1.6 million from the year ended December 31, 2010 to 2011 as a result of additional drawdowns on our asset-based borrowing facility to partially fund acquisitions, as well as allocated holding company debt expense. As of December 31, 2011 and December 31, 2010, we had $38.3 million and $18.4 million, respectively, of borrowings under our 2015 Natural Resources Facility.

Other Income (Loss)

2012 and 2011

        Total other income decreased $6.1 million from $7.9 million for the year ended December 31, 2011 to $1.9 million for the year ended December 31, 2012, primarily attributable to lower unrealized gains on our commodity swaps and impairment recorded on certain of our oil and natural gas properties.

        We currently use commodity derivative contracts, consisting of oil, natural gas and certain NGL products receive-fixed, pay-floating swaps for certain years through 2016. Our unhedged production may expose us to commodity price declines or alternatively, provide the potential upside from commodity price increases. Our price hedging strategy and future hedging transactions, including the prices at which we hedge our production, are dependent upon several factors, including expected production and commodities prices at the time we enter into these transactions.

        Net realized and unrealized gains on commodity swaps decreased $3.7 million from $7.9 million for the year ended December 31, 2011 to $4.3 million for the year ended December 31, 2012. Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized. The fair value of our open derivative contracts decreased $0.3 million from a net asset $7.4 million as of December 31, 2011 to a net asset of $7.1 million as of December 31, 2012 primarily due to the settlement of open contracts at December 31, 2011 in 2012, partially offset by new contracts entered into during 2012 that have appreciated in value.

        Realized gains (losses) represent amounts related to the settlement of derivative instruments, which for commodity derivatives, are aligned with the underlying production. During the year ended December 31, 2012 and 2011, net realized gains on commodity swaps totaled $3.6 million and $0.4 million, respectively.

        Included in the $6.1 million total other income decrease was $3.3 million of impairment charges recorded during the year ended December 31, 2012 on certain of our oil and natural gas properties acquired during the fourth quarter of 2010. We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. Downward revisions in estimates of reserve quantities or expectations of falling commodity prices or rising operating or development costs could indicate and result in impairments. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. In addition, we periodically and, at a minimum, annually evaluate our unproved oil and natural gas properties for impairment on a property-by-property basis.

2011 and 2010

        Total other income increased $8.2 million from an other loss of $0.2 million for the year ended December 31, 2010 to $7.9 million for year ended December 31, 2011, primarily attributable to unrealized gains on our commodity swaps. For the year ended December 31, 2011, the fair value of our open derivative contracts changed from a net liability of $0.2 million as of December 31, 2010 to a net asset of $7.4 million as of December 31, 2011 primarily due to the decrease in future commodity prices as of December 31, 2011 compared to 2010. During the years ended December 31, 2011 and 2010, net realized gains on commodity swaps totaled $0.4 million and zero, respectively.

Other Expenses

2012 and 2011

        Total other expenses increased $1.3 million from $3.8 million for the year ended December 31, 2011 to $5.1 million for the year ended December 31, 2012 primarily due to additional allocated corporate expenses, including base management fees and professional services expenses.

2011 and 2010

        Total other expenses increased $3.2 million from $0.6 million for the year ended December 31, 2010 to $3.8 million for the year ended December 31, 2011 primarily due to higher other general and administrative expenses. As we began acquiring oil and natural gas assets during the fourth quarter of 2010, the $2.9 million of total other general and administrative expenses for the year ended December 31, 2011 represented costs for a full year, compared to expenses for a single quarter in 2010.

Other Segments

        The following table presents the net income components of our other segments for the years ended 2012, 2011, and 2010 (amounts in thousands):

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Revenues:
Other interest income	$77	$—	$—

Total revenues	77	—	—

Investment costs and expenses:
Interest expense	438	—	—

Total investment costs and expenses	438	—	—

Other income
Net realized and unrealized gain on investment	4,663	—	—

Total other income	4,663	—	—

Other expenses:
Related party management compensation:
Base management fees	183	—	—
Professional services	34	—	—

Total other expenses	217	—	—

Income before income taxes	4,085	—	—
Income tax expense	1	—	—

Net income	$4,084	$—	$—

Revenues

2012, 2011 and 2010

        Revenues totaled $0.1 million for the year ended December 31, 2012. As of December 31, 2012, our commercial real estate holdings had a carrying value of $52.5 million and are included within other assets on our consolidated balance sheets. We began acquiring commercial real estate investments during the second quarter of 2012 and as such, all prior years have zero balances.

Investment Costs and Expenses

2012, 2011 and 2010

        Investment costs and expenses totaled $0.4 million for the year ended December 31, 2012. Certain corporate assets and expenses that are not directly related to a segment, including interest expense and related costs on borrowings are allocated to individual segments based on the investment portfolio balance in each segment as of the most recent year end. We began acquiring commercial real estate investments during the second quarter of 2012 and as such, all prior years have zero balances.

Other Income

2012, 2011 and 2010

        Other income totaled $4.7 million for the year ended December 31, 2012. As our commercial real estate holdings are recorded at estimated fair value on our consolidated balance sheets, the $4.7 million represented net unrealized gains on our holdings. We began acquiring commercial real estate investments during the second quarter of 2012 and as such, all prior years have zero balances.

Other Expenses

2012, 2011 and 2010

        Other expenses totaled $0.2 million for the year ended December 31, 2012. The expenses incurred were comprised of certain corporate expenses that were not directly related to the segment, but were allocable costs based on the portfolio balance within the segment as of the most recent year end. We began acquiring commercial real estate investments during the second quarter of 2012 and as such, all prior years have zero balances.

Income Tax Provision

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

        We hold equity interests in certain subsidiaries which have elected or intend to elect to be taxed as real estate investment trusts ("REIT subsidiaries") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the year ended December 31, 2012 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

        Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state income tax expense related to the 2012 tax year. For the year ended December 31, 2012, we recorded $2.8 million of federal and $0.8 million of state tax benefit for our domestic corporate subsidiaries. Additionally, we recorded $0.1 million of state and foreign tax expense for our non-corporate subsidiaries for the year ended December 31, 2012. Accordingly, for the year ended December 31, 2012, we recorded income tax benefit of $3.5 million. As of December 31, 2012, cumulative tax liability net of deferred tax asset is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

Investment Portfolio

        Our investment portfolio primarily consists of corporate debt holdings, consisting of corporate loans and corporate debt securities. The details of our corporate debt portfolio are discussed below under "Corporate Debt Portfolio". Also included in our investment portfolio are our other holdings, including oil and gas working and royalty interests, equity investments, and interests in joint ventures and partnerships, which are all discussed below under "Other Holdings".

        The following table summarizes the carrying value of our investment portfolio by strategy as of December 31, 2012 (amounts in thousands):

	Bank Loans & High Yield Bonds	Natural Resources	Special Situations	Mezzanine	Commercial Real Estate	Private Equity	Total
Corporate loans(1)	$6,012,511	$—	$59,379	$99,439	$—	$—	$6,171,329
Securities(2)	372,758	—	76,920	—	—	—	449,678
Equity investments, at estimated fair value(3)	40,085	12,493	32,474	7,744	—	68,825	161,621
Oil and gas properties, net	—	289,929	—	—	—	—	289,929
Other assets(4)	—	79,043	35,137	330	52,503	75	167,088

Total	$6,425,354	$381,465	$203,910	$107,513	$52,503	$68,900	$7,239,645

(1)
Includes loans held for sale and loans at estimated fair value. Amounts presented are gross of allowance for loan losses totaling $223.5 million as of December 31, 2012.

(2)
Excludes our investments in residential mortgage-backed securities with an estimated fair value of $83.8 million and securities sold, not yet purchased with an estimated fair value of $1.2 million.

(3)
Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

(4)
Includes interests in joint ventures and partnerships.

        The table above reconciles our assets as presented on our consolidated balance sheets to our six core strategies, which differs from our reportable segments. For segment reporting purposes, the majority of our corporate debt portfolio and equity investments, at estimated fair value are included within our Credit segment. Our Natural Resources and Other segments include our oil and natural gas properties and commercial real estate investments, respectively. Our Natural Resources segment excludes the private equity and interests in joint ventures and partnerships focused on the oil and gas sector (included in equity investments, at estimated fair value and other assets on our consolidated balance sheets).

Corporate Debt Portfolio

        Our corporate debt investment portfolio primarily consists of investments in corporate loans and corporate debt securities. Our corporate loans primarily consist of senior secured, second lien and subordinated loans. The corporate loans we invest in are generally below investment grade and are primarily floating rate indexed to either one-month or three-month LIBOR. Our investments in corporate debt securities primarily consist of fixed rate investments in below investment grade corporate bonds that are senior secured, senior unsecured and subordinated. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer's current or future financial performance and debt service ability.

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

Corporate Loans

        Our corporate loan portfolio had an aggregate par value of $6.5 billion as of December 31, 2012 and $7.1 billion as of December 31, 2011. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

        The following table summarizes our corporate loans portfolio stratified by type as of December 31, 2012 and 2011. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our consolidated balance sheets. We also have certain loans that we elected to carry at estimated fair value.

Corporate Loans
(Amounts in thousands)

	December 31, 2012(1)				December 31, 2011(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$5,761,308	$5,575,437	$5,575,437	$5,494,676	$6,329,636	$6,085,696	$6,085,696	$5,826,951
Second lien	457,333	433,020	433,020	334,191	474,903	434,705	434,705	351,484
Subordinated	264,722	174,694	174,694	233,308	251,124	165,228	165,228	183,975

Subtotal	6,483,363	6,183,151	6,183,151	6,062,175	7,055,663	6,685,629	6,685,629	6,362,410
Lower of cost or fair value adjustment	—	(14,047)	—	—	—	(50,906)	—	—
Allowance for loan losses	—	(223,472)	—	—	—	(191,407)	—	—
Unrealized gains.	—	2,225	—	—	—	83	—	—

Total	$6,483,363	$5,947,857	$6,183,151	$6,062,175	$7,055,663	$6,443,399	$6,685,629	$6,362,410

(1)
Includes loans held for sale and loans carried at estimated fair value.

        As of December 31, 2012, $6.5 billion par amount, or 99.7%, of our corporate loan portfolio was floating rate and $22.3 million par amount, or 0.3%, was fixed rate. In addition, as of December 31, 2012, $328.9 million par amount, or 5.1%, of our corporate loan portfolio was denominated in foreign currencies, of which 68.8% was denominated in Euros. As of December 31, 2011, $7.0 billion par amount, or 99.9%, of our corporate loan portfolio was floating rate and $9.4 million par amount, or 0.1%, was fixed rate. In addition, as of December 31, 2011, $278.5 million par amount, or 3.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 76.7% was denominated in Euros.

        All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 5.3% and 4.6% as of December 31, 2012 and December 31, 2011, respectively, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 4.5%

and 3.9% as of December 31, 2012 and December 31, 2011, respectively. The weighted average years to maturity of our floating rate corporate loans was 4.3 years and 4.1 years as of December 31, 2012 and December 31, 2011, respectively.

        As of December 31, 2012, our fixed rate corporate loans had a weighted average coupon of 12.5% and a weighted average years to maturity of 1.5 years, as compared to 11.7% and 3.7 years, respectively, as of December 31, 2011.

        Non-accrual Loans.    We hold certain corporate loans designated as being non-accrual, impaired and/or in default. Non-accrual loans consist of both corporate loans held for investment and corporate loans held for sale. Loans are placed on non-accrual when there is uncertainty regarding whether future income amounts on the loan will be earned and collected. While on non-accrual status, interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt. When placed on non-accrual status, previously recognized accrued interest is reversed and charged against current income.

        The following table summarizes our recorded investment in non-accrual loans for the years ended December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012	December 31, 2011
Non-accrual loans (recorded investment):
Impaired loans held for investment	$445,437	$68,692
Loans held for sale	90,840	99,999

Total non-accrual loans	$536,277	$168,691

        The $367.6 million increase in non-accrual loans from $168.7 million as of December 31, 2011 to $536.3 million as of December 31, 2012 is primarily due to our determination that Texas Competitive Electric Holdings Company LLC ("TXU") loans, with a recorded investment of $310.9 million at December 31, 2012, were impaired. In addition, we held TXU loans held for sale with a recorded investment of $29.8 million at December 31, 2012. During the years ended December 31, 2012 and 2011, we recognized $19.6 million and $11.9 million, respectively, of interest income from cash receipts for loans on non-accrual status.

        Impaired Loans.    Impaired loans consist of loans held for investment where we have determined that it is probable that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans on a recorded investment basis increased from $68.7 million as of December 31, 2011 to $445.4 million as of December 31, 2012 primarily due to $413.0 million of additions to impaired loans, $310.9 million of which are related to TXU and the remaining $102.1 related to two other issuers, and $6.5 million of transfers from held-for-sale to held-for-investment, partially offset by $19.1 million of transfers from held-for-investment to held-for-sale, $14.3 million of sales and paydowns and $9.4 million of restructurings.

        Defaulted Loans.    Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. The balance of defaulted loans may be comprised of loans held for investment and loans held for sale. Loans that are held for sale are carried at the lower of amortized cost or estimated market value and, accordingly, no allowance for loan losses is maintained for such loans. In contrast, loans that are specifically identified as being impaired have a specific allocated reserve that represents the excess of the loan's amortized cost amount over its estimated fair value. Since defaulted loans may primarily consist of loans classified as held for sale and impaired loans consist of only loans held for investment, fluctuations in the balances of defaulted loans will not necessarily correspond to fluctuations in impaired loans. As of December 31, 2012, the Company held two corporate loans that were in default with a total amortized cost of $50.4 million from one issuer and were included in the loans for which the allocated component of the Company's allowance for loan losses was related to. As of December 31, 2011, the Company had no corporate loans in default.

        Troubled Debt Restructurings.    During the year ended December 31, 2012, we exchanged an aggregate recorded investment of $67.7 million of loans from a single issuer for new loans of varying extended maturities and equity with a combined estimated fair value of $25.6 million, in a modification which qualified as a troubled debt restructuring. The interest rate did not change as a result of this modification. Prior to the restructuring, certain of the loans were included in the allocated component of the allowance for loan losses, while the remaining loans were in loans held for sale and were on non-accrual status. The difference between the recorded investment of the loans and the estimated fair value of the new loans and equity was charged-off against the allowance for loan losses and the lower of cost or estimated fair value allowance. The new loans were included in the allocated component of the allowance for loan losses and in loans held for sale and will be maintained on non-accrual status until performance has been demonstrated by the borrower for a suitable period of time, while the equity was carried at estimated fair value. The loans modified in the troubled restructuring were not in default at December 31, 2012. As of December 31, 2012, there were no commitments to lend additional funds to the borrower whose loans had been modified in the troubled debt restructuring. During the year ended December 31, 2011, the Company modified $11.2 million amortized cost of one corporate loan that qualified as a troubled debt restructuring and resulted in the Company recording an $0.8 million loss. This modification involved the restructuring of a debt instrument to equity investment, resulting in a new asset. The loans modified in the troubled restructuring were not in default at December 31, 2011. As of December 31, 2011, there were no commitments to lend additional funds to the borrower whose loans had been modified in the troubled debt restructuring.

        During the years ended December 31, 2012 and 2011, we modified $1.7 billion and $1.3 billion amortized cost of corporate loans, respectively, that did not qualify as troubled debt restructurings. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

        Allowance For Loan Losses.    The following table summarizes the changes in our allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Beginning balance	$191,407	$209,030	$237,308
Provision for loan losses	46,498	14,194	29,121
Charge-offs	(14,433)	(31,817)	(57,399)

Ending balance	$223,472	$191,407	$209,030

        As of December 31, 2012 and December 31, 2011, we had an allowance for loan loss of $223.5 million and $191.4 million, respectively. As described under "Critical Accounting Policies", our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan's estimated fair value.

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

        There are three internally assigned risk grades that are applied to loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of possible loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of possible loss, there are issuer- and/or industry-specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All loans held for investment, with the exception of loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

        We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses.

        As of December 31, 2012, the allocated component of our allowance for loan losses totaled $94.9 million and relates to investments in certain loans issued by six issuers with an aggregate par amount of $484.1 million and an aggregate recorded investment of $445.4 million. As of December 31, 2011, the allocated component of our allowance for loan losses totaled $33.8 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $83.5 million and an aggregate recorded investment of $68.7 million.

        The unallocated component of our allowance for loan losses totaled $128.6 million and $157.6 million as of December 31, 2012 and 2011, respectively. As discussed above, we estimate the unallocated reserve by first categorizing our corporate loans held for investment portfolio based on their assigned risk grade and then based on the seniority of the loan in the issuer's capital structure. Of the three internally assigned risk grades, as of December 31, 2012, we had loans issued from seven issuers with an aggregate par value of $846.5 million and amortized cost amount of $822.1 million that we classified as high risk. Approximately 92.9% of the amortized cost balance of loans classified as high risk consisted of the following holdings: i) $312.7 million amortized cost amount of loans issued by Modular Space Corporation; ii) $154.2 million amortized cost amount of loans issued by TL Acquisitions, Inc.; iii) $137.7 million amortized cost amount of loans issued by First Data Corporation; iv) $98.0 million amortized cost amount of loans issued by Education Management LLC; and v) $61.2 million amortized cost amount of loans issued by Caesars Entertainment Operating Company.

        At September 30, 2012, we transferred TXU, from the high risk grade of the unallocated component to the allocated component of our allowance for loan losses upon determination that the loans were impaired. Management believed it probable that we would be unable to collect all payments due in accordance with the contractual terms of the loan agreement. To calculate the recovery value of the loans, we estimated the loss as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted using the effective discount rate. At December 31, 2012, the calculation resulted in a specific reserve of $49.1 million related to TXU, or an implied recovery value of approximately 81% of par. As of December 31, 2012, TXU had a total amortized cost of $310.9 million.

        During the years ended December 31, 2012, 2011 and 2010, we recorded charge-offs totaling $14.4 million, $31.8 million and $57.4 million, respectively, comprised primarily of loans transferred to loans held for sale.

        Loans Held For Sale and the Lower of Cost or Fair Value Adjustment.    The following table summarizes the changes in our loans held for sale balance as of December 31, 2012 and 2011 (amounts in thousands):

	2012	2011
Loans Held for Sale:
Beginning balance	$317,332	$463,628
Transfers in	114,995	862,244
Transfers out	(114,871)	(448,329)
Sales, paydowns, restructurings and other	(186,511)	(495,048)
Lower of cost or estimated fair value adjustment(1)	(2,656)	(65,163)

Net carrying value	$128,289	$317,332

(1)
Represents the recorded net charge to earnings for the respective year

        As of December 31, 2012, we had $128.3 million of loans held for sale, a decrease of $189.0 million from December 31, 2011 due to the sale of certain loans and the transfer of loans to held for investment for those we determined we no longer had the intention of selling. We recorded a $2.7 million net charge to earnings during the year ended December 31, 2012 for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $128.3 million as of December 31, 2012. We recorded a $65.2 million and $14.7 million net charge to earnings during years ended December 31, 2011 and 2010, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale.

        During the years ended December 31, 2012 and 2011, we transferred $115.0 million and $862.2 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during the years ended December 31, 2012 and 2011, we transferred $114.9 million and $448.3 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

Concentration Risk

        Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2012, approximately 46% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, TXU and Modular Space Corporation, which combined represented $1.0 billion, or approximately 16% of the aggregated amortized cost basis of our corporate loans. As of December 31, 2011, approximately 47% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, TXU and Modular Space Corporation, which combined represented $992.5 million, or approximately 15% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

        Our corporate debt securities portfolio had an aggregate par value of $466.1 million and $869.7 million as of December 31, 2012 and 2011, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets.

        The following table summarizes our corporate debt securities portfolio stratified by type as of December 31, 2012 and 2011:

Corporate Debt Securities
(Amounts in thousands)

	December 31, 2012(1)				December 31, 2011(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$218,872	$211,716	$201,360	$211,716	$312,876	$298,467	$294,472	$298,467
Senior unsecured	191,737	183,003	169,961	183,003	465,948	448,407	395,932	448,407
Subordinated	55,453	54,959	51,491	54,959	90,881	76,040	67,501	76,040

Total	$466,062	$449,678	$422,812	$449,678	$869,705	$822,914	$757,905	$822,914

(1)
In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the consolidated statements of operations.

        As of December 31, 2012, $395.4 million, or 84.8%, of our corporate debt securities portfolio was fixed rate and $70.7 million, or 15.2%, was floating rate. In addition, as of December 31, 2012,

$21.5 million par amount, or 4.6%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 81.8% was denominated in Euros. As of December 31, 2011, $660.5 million, or 75.9%, of our corporate debt securities portfolio was fixed rate and $209.2 million, or 24.1%, was floating rate. In addition, as of December 31, 2011, $72.4 million par amount, or 8.3%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 67.5% was denominated in Euros.

        As of December 31, 2012, our fixed rate corporate debt securities had a weighted average coupon of 9.2% and a weighted average years to maturity of 4.6 years, as compared to 9.6% and 6.0 years, respectively, as of December 31, 2011. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 8.2% and 6.0% as of December 31, 2012 and December 31, 2011, respectively, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 7.3% and 5.3% as of December 31, 2012 and December 31, 2011, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 3.0 years and 2.8 years as of December 31, 2012 and December 31, 2011, respectively.

        During the years ended December 31, 2012 and December 31, 2011, we recorded impairment losses totaling $8.2 million and $1.5 million, respectively, for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer. During the year ended December 31, 2010, we recorded losses totaling $2.6 million for corporate debt securities that we determined to be other-than-temporarily impaired.

        As of December 31, 2012 and 2011, we had no corporate debt securities in default.

Concentration Risk

        Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2012, approximately 51% of the estimated fair value of our corporate debt securities was concentrated in ten issuers, with the three largest concentrations of corporate debt securities issued by Sanmina Corporation, Avaya Inc. and iPayment, Inc., which combined represented $87.0 million, or approximately 19% of the estimated fair of value of our corporate debt securities. As of December 31, 2011, approximately 46% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by First Data Corporations, SandRidge Energy, Inc. and Equinox Holdings Inc., which combined represented $174.3 million, or approximately 21% of the estimated fair value of our corporate debt securities.

Other Holdings

        Our other holdings primarily consist of working and royalty interests, marketable and private equity investments, as well as interests in joint ventures and partnerships.

Natural Resources Holdings

        Our natural resources properties are located in the United States, in the operating regions of the Barnett Shale, Eagle Ford Shale and other parts of Louisiana, Mississippi and Texas.

Working Interests

        Our natural resources holdings include non-operated working interests in producing oil and natural gas fields located in Louisiana, Mississippi and Texas. As of December 31, 2012 and 2011, the working interests had a carrying value of $249.7 million and $86.9 million, respectively. These interests are in proved developed, proved undeveloped and unproved properties, with the majority of our exposure to natural gas, followed by NGL and then oil. The acquisition of these working interests was partially financed with $107.8 million of borrowings through our 2015 Natural Resources Facility. Our acquisitions included the following:

        During 2011, we acquired certain oil and natural gas properties located in the Barnett Shale in Texas by funding approximately $56.7 million including costs. The acquisition included proved reserves as of the acquisition date.

        During 2012, we executed several transactions through which we funded approximately $179.7 million, including transaction costs, for: (i) acquisitions of certain oil and natural gas properties located in Louisiana, Mississippi and Texas (most notably in the Barnett Shale and Eagle Ford Shale), which included proved reserves as of the acquisition date, (ii) agreements providing the rights to participate and earn working interest in oil and natural gas wells and acreage in the Permian Basin in Texas whereby we will provide development capital for drilling in exchange for working interests in the wells and acreage being developed and (iii) agreement providing us with the rights to participate and earn working interest in oil and natural gas wells in the Eagle Ford Shale in Texas whereby we will provide development capital for drilling in exchange for working interests in the wells being developed.

Reserves

        The following sets forth proved oil, natural gas and NGL reserves at December 31, 2012 and 2011, based on reserve reports prepared by independent engineers:

	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
December 31, 2012
Proved developed reserves	75.8	0.6	5.0	109.4
Proved undeveloped reserves	19.0	1.7	1.7	39.4
December 31, 2011
Proved developed reserves	33.0	0.1	3.3	53.4
Proved undeveloped reserves	11.4	0.1	1.3	19.8

        During the year ended December 31, 2012, our proved undeveloped reserves ("PUD") increased to 39.4 one billion cubic feet equivalent ("Bcfe") from 19.8 Bcfe at December 31, 2011. The increase was primarily due to 13.4 Bcfe added as a result of our acquisitions and 12.0 Bcfe added as a result of our drilling activities primarily in the Eagle Ford Shale, partially offset by approximately 5.8 Bcfe from PUD locations that are no longer economical.

        Based on the December 31, 2012 reserve reports, the amounts of capital expenditures estimated to be incurred in 2013, 2014 and 2015 to develop our PUDs are approximately $39.1 million, $36.9 million and $27.4 million, respectively. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs and product prices.

        Reserve engineering is inherently a subjective process of estimating underground accumulations of oil, natural gas and NGL that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data, as well as engineering and geological interpretation and judgment. Accordingly, reserve estimates may materially vary from the quantities of oil, natural gas and NGL that are ultimately recovered. The technologies and economic data used to establish reserve estimates include well logs, geologic maps, well test data, production data, historical price and cost information, and property ownership interests.

        The reserve estimates reported herein were prepared by independent engineers, NSAI and LaRoche, and aggregated by us. The process performed by the independent engineers to prepare reserve amounts included their estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue, is based in part on data provided by the managers of our oil and gas properties and us. When preparing the reserve estimates, the independent engineering firm did not independently verify the accuracy and completeness of the information and data furnished by the managers of our oil and gas properties and us with respect to ownership interests, production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of their work, something came to their attention that brought into question the validity or sufficiency of any such information or data, they did not rely on such information or data until they had satisfactorily resolved their questions relating thereto. The estimates of reserves conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years. The independent engineering firms also prepared estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance.

        NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserve reports incorporated herein are Mr. J. Carter Henson, Jr., Mr. Edward C. Roy III, and Mr. Connor B. Riseden. J. Carter Henson, Jr. has been practicing consulting petroleum engineering at NSAI since 1989. Mr. Henson is a Licensed Professional Engineer in the State of Texas (License No. 73964) and has over 30 years of practical experience in petroleum engineering, with over 22 years of experience in the estimation and evaluation of reserves. He graduated from Rice University in 1981 with a Bachelor of Science Degree in Mechanical Engineering. Edward C. Roy III has been practicing consulting petroleum geology at NSAI since 2008. Mr. Roy is a Licensed Professional Geoscientist in the State of Texas (License No. 2364) and has over 20 years of practical experience in petroleum geosciences, with over 4 years of experience in the estimation and evaluation of reserves. He graduated from Texas Christian University in 1992 with a Bachelor of Science Degree in Geology and from Texas A&M University in 1998 with a Master of Science Degree in Geology. Connor B. Riseden has been practicing consulting petroleum engineering at NSAI since 2006. Mr. Riseden is a Licensed Professional Engineer in the State of Texas (License No. 100566) and has over 11 years of practical experience in petroleum engineering, with over 6 years of experience in the estimation and evaluation of reserves. He graduated from Texas A&M University in 2001 with a Bachelor of Science Degree in Petroleum Engineering and from Tulane University in 2005 with a Master of Business Administration Degree. All meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; all are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

        LaRoche performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-1360. Within LaRoche, the technical person primarily responsible for preparing the estimates set forth in the LaRoche reserve reports incorporated herein is Mr. William M. Kazmann. William M. Kazmann has been practicing consulting petroleum engineering at LaRoche for 16 years. Mr. Kazmann is a Licensed Professional Engineer in the State of Texas (License No. 45012) and has over 38 years of practical experience in petroleum engineering. He earned Bachelor of Science and Master of Science degrees in Petroleum Engineering from the University of Texas at Austin. Mr. Kazmann meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

        Our internal controls over the preparation of reserve estimates is a process designed to provide reasonable assurance regarding the reliability of our reserve estimates in accordance with SEC regulations. The managers of our oil and gas properties employ a team of petroleum engineers and geoscience professionals who work closely with NSAI and LaRoche to ensure the integrity, accuracy and timeliness of data furnished to NSAI and LaRoche in their reserve estimation process. The petroleum engineers discuss with NSAI and LaRoche and review the assumptions and forecast methods that they use in their preparation of the year-end reserve estimates. We review this data with the managers of our oil and gas properties, ensure that they are performing all of these functions, and approve the estimates. The preparation of the year-end reserve estimates was overseen by the Vice President of Engineering for one of our managers and the Vice President of Acquisitions and Engineering for the other manager. Each of these individuals has a bachelor's degree in engineering, and they have over 46 years of combined oil and gas industry experience.

        For additional information regarding estimates of reserves, including the standardized measure of discounted future net cash flows, see "Item 8. Financial Statements and Supplementary Data-Supplemental Oil and Natural Gas Data (Unaudited)".

Drilling Activity

        The following sets forth the wells drilled during the periods indicated. Gross wells refers to the total number of productive wells in which we have a working interest. Net wells refers to the sum of our fractional working interests in gross wells. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline or other connections to commence deliveries.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Gross wells:
Productive	10	5	—
Dry	—	1	—

	10	6	—

Net development wells:
Productive	1	1	—
Dry	—	—	—

	1	1	—

Net exploratory wells:
Productive	—	—	—
Dry	—	—	—

	—	—	—

        We do not operate any of our working interest wells, but a majority of our wells are operated by a third party that we have engaged to also act as the manager of a certain portion of our interests. As such, all of our well information relates to non-operated wells. Among our productive wells, the following table separates them by commodity type as of December 31, 2012:

	Natural Gas Wells		Oil Wells		Total Wells
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
December 31, 2012	1,375	233	22	3	1,397	236

(1)
Gross refers to the total number of productive wells in which we have a working interest.

(2)
Net refers to the sum of our fractional working interests in gross wells.

Developed and Undeveloped Acreage

        The following sets forth information relating to leasehold acreage as of December 31, 2012:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
December 31, 2012	209,582	39,833	42,370	5,885	251,952	45,718

(1)
Gross refers to the total acreage in which we have a working interest.

(2)
Net refers to the sum of our fractional working interests in gross acreage.

Royalty Interests

        In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. During the first quarter of 2011, we completed the purchase of certain overriding royalty interests located in the Eagle Ford Shale in Texas by investing approximately $55.0 million. The overriding royalty interests include producing oil and natural gas properties. We have approximately 220 and 78 gross productive wells as of December 31, 2012 and 2011, respectively, in which we own an overriding royalty interest only, but most of the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of December 31, 2012 and 2011, had a carrying value of $47.3 million and $51.7 million, respectively.

Equity Holdings

        As of December 31, 2012, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $1.6 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $140.7 million and an estimated fair value of $161.6 million. Equity investments carried at estimated fair value primarily consist of private equity investments. In comparison, as of December 31, 2011, our equity investments consisted of (i) marketable equity securities (included in securities on our consolidated balance sheet) with an aggregate cost amount of $12.8 million and estimated fair value of $13.2 million, (ii) private equity investments carried at cost (included in other assets on our consolidated balance sheet) with both an aggregate cost amount and estimated fair value of $0.8 million, and (iii) equity investments, carried at estimated fair value, with an aggregate cost amount of $180.9 million and estimated fair value of $189.8 million.

Interests in Joint Ventures and Partnerships Holdings

        As of December 31, 2012, our interests in joint ventures and partnerships had an aggregate cost amount of $137.6 million and estimated fair value of $142.5 million.

Shareholders' Equity

        Our shareholders' equity at December 31, 2012, 2011 and 2010 totaled $1.8 billion, $1.7 billion and $1.6 billion, respectively. Included in our shareholders' equity as of December 31, 2012, 2011 and 2010 is accumulated other comprehensive (loss) income totaling $(70.2) million, $(35.6) million and $133.6 million, respectively.

        Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2012 was $1.8 billion and 19.7%, respectively, and for the year ended December 31, 2011 was $1.7 billion and 18.5%, respectively. Our average shareholders' equity and return on average shareholders' equity for the year ended December 31, 2010 was $1.3 billion and 27.9%, respectively. Return on average shareholders' equity is defined as net income divided by weighted average shareholders' equity.

        Our book value per share as of December 31, 2012 and 2011 was $10.31 and $9.41, respectively, and was computed based on 178,437,078 and 178,145,482 shares issued and outstanding as of December 31, 2012 and 2011, respectively.

Distributions

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

        On October 25, 2012, our board of directors declared a cash distribution for the quarter ended September 30, 2012 of $0.21 per share to shareholders of record on November 7, 2012. The distribution was paid on November 21, 2012.

        On January 31, 2013, our board of directors declared a cash distribution for the quarter ended December 31, 2012 of $0.21 per share to common shareholders of record on February 19, 2013. The distribution is payable on February 28, 2013. Also, on January 31, 2013, our board of directors declared a special cash distribution for the year ended December 31, 2012 of $0.05 per share to common shareholders of record on March 14, 2013. The distribution is payable on March 28, 2013.

Common Shares and Restricted Shares

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

        On February 14, 2013, the Compensation Committee of the board of directors granted the Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016.

        Through February 17, 2013, $172.5 million of our 7.5% convertible senior notes (the "7.5% Notes") had been tendered for conversion, which were settled with 26.1 million shares. See "Sources of Funds" below for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

        We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we will continue to evaluate opportunities to issue incremental capital. This may include taking advantage of market opportunities to issue equity or refinance or replace indebtedness, including the issuance of new debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. As of December 31, 2012, we had unrestricted cash and cash equivalents totaling $237.6 million.

        The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization ("OC Test") as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, during the full year ended December 31, 2012, all our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage ("IC") tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

Sources of Funds

Senior Notes Offering

        On March 20, 2012, we issued $115.0 million par amount of 7.500% Senior Notes, resulting in net proceeds of $111.4 million. The notes trade under the ticker symbol "KFI" on the NYSE. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year.

        On November 15, 2011, we issued $258.8 million par amount of 8.375% Senior Notes, resulting in net proceeds of $250.7 million. The notes trade under the ticker symbol "KFH" on the NYSE. Interest on the 8.375% Senior Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

Cash Flow CLO Transactions

        As of December 31, 2012, we had seven Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $296.6 million as of December 31, 2012 and is reflected as collateralized loan obligation junior secured notes to affiliates on our consolidated balance sheets.

        In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

        On December 21, 2012, we closed CLO 2012-1, a $412.4 million secured financing transaction maturing December 16, 2024. We issued $367.5 million par amount of senior secured notes to unaffiliated investors, of which $342.5 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate at 2.39%. We also issued $21.5 million of subordinated notes. The investments that are owned by CLO 2012-1 collateralize the CLO 2012-1 debt, and as a result, those investments are not available to us, our creditors or shareholders.

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

        The following table summarizes the PVR Test for CLO 2011-1. This information is based on the December 2012 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$429,360
Par value test minimum	120.0%
Par value test ratio	133.3%
Cushion / (Excess)	$45,798
Par value portfolio collateral value	$457,980
Outstanding loan balance	$343,485

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

        Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of December 31, 2012, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs. This information is based on the December 2012 monthly reports, which are prepared by the independent third party trustee for each CLO:

  •
  Investments: The par value of the investments in each CLO plus principal cash in the CLO.

  •
  Senior IC ratio minimum: Minimum required ratio of interest income earned on investments to interest expense on the senior debt issued by the CLO per the respective CLO's indenture.

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

  •
  Actual senior OC Test: Actual senior over-collateralization amount as of the December 2012 report date.

  •
  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

  •
  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO's indenture.

  •
  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the December 2012 report date.

  •
  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A
Investments	$633,713	$658,062	$960,113	$3,354,990	$901,085
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%
Actual senior IC ratio	809.3%	1160.8%	421.2%	472.3%	697.2%
CCC amount	$94,801	$86,766	$216,857	$578,879	$203,609
CCC percentage of portfolio	15.0%	13.2%	22.6%	17.3%	22.6%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%
Actual senior OC Test	165.1%	156.9%	171.0%	182.3%	168.4%
Cushion / (Excess)	$167,086	$139,237	$146,824	$411,988	$247,034
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%
Actual subordinated OC Test	121.5%	127.7%	142.7%	127.0%	125.8%
Cushion / (Excess)	$76,263	$104,848	$180,932	$175,272	$107,705

        As CLO 2012-1 closed on December 21, 2012, it was excluded from the results above.

        During the year ended December 31, 2012, we issued $119.7 million par amount of CLO 2007-1 class D notes for proceeds of $95.1 million. In addition, during the year ended December 31, 2012, we issued $11.3 million par amount of CLO 2007-A class C notes for proceeds of $10.6 million.

Credit Facilities

Senior Secured Credit Facility

        On November 30, 2012, we entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015. We may obtain additional commitments under the 2015 Facility so long as the aggregate amount of commitments at any time does not exceed $350.0 million. We have the right to prepay loans under the 2015 Facility in whole or in part at any time. In connection with entering into the 2015 Facility, we terminated the commitments under our existing asset-based revolving credit facility. Loans under the 2015 Facility bear interest at a rate equal to, at our option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. The 2015 Facility contains customary covenants, including ones that require us to satisfy a net worth financial test and maintain certain ratios relating to leverage and consolidated total assets. In addition, the 2015 Facility contains customary negative covenants applicable to us.

        Previously, we had a $250.0 million asset-based revolving credit facility (the "2014 Facility") maturing on May 3, 2014, that was subject to, among other things, the terms of a borrowing base derived from the value of eligible specified financial assets. As described above, the 2014 Facility was terminated in connection with us entering into the 2015 Facility. The 2014 Facility bore interest at a rate equal to LIBOR plus 3.25% per annum and contained negative covenants that restricted our ability, among other things, to pay distributions or make certain other restricted payments, including a restriction from making distributions to holders of common shares in excess of 65% of our estimated annual taxable income calculated in accordance with the 2014 Facility credit agreement. In addition, no distributions were allowed to be paid if a deficiency in the required collateral per the agreement existed or would exist as a result of such distributions.

        As of December 31, 2012, we had no borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facility

        On December 7, 2012, our 2015 Natural Resources Facility, maturing on November 5, 2015, was adjusted and reduced to $126.1 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us.

        As of December 31, 2012, we had $107.8 million of borrowings outstanding under the 2015 Natural Resources Facility.

        As of December 31, 2012, we believe we were in compliance with the covenant requirements for both credit facilities discussed above.

Convertible Debt

        In 2010, we issued $172.5 million of 7.5% Notes, which will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. As of December 31, 2012, holders of the 7.5% Notes had the ability to convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes. On January 18, 2013, in accordance with the indenture relating to the 7.5% Notes, we issued a Termination Notice to holders of the 7.5% Notes whereby we terminated the right to convert the 7.5% Notes to common shares. Per the indenture, we were able to terminate the conversion rights of the notes if the closing price of our shares exceeded 150% of the conversion price then in effect for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which we provide notice of the election to terminate the conversion rights. Holders of $172.5 million 7.5% Notes submitted their notes for conversion for which we satisfied by physical settlement with 26.1 million common shares, or 151.0580 shares per $1,000 principal amount of 7.5% Notes. As set forth in the Termination Notice, the 7.5% Notes were no longer convertible to common shares as of February 17, 2013.

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

Perpetual Preferred Offering

        On January 17, 2013, we issued 14.95 million of Series A LLC Preferred Shares for gross proceeds of $373.8 million, and net proceeds of $362.0 million. The Series A LLC Preferred Shares trade on the New York Stock Exchange under the ticker symbol "KFN.PR" and began trading on January 28, 2013. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by our board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2013, at a rate per annum equal to 7.375%.

Off-Balance Sheet Commitments

        As of December 31, 2012, we had committed to purchase corporate loans with aggregate commitments totaling $254.2 million. In addition, we participate in certain financing arrangements,

whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of December 31, 2012, we had unfunded financing commitments, including financial guarantees, totaling $9.8 million for corporate loans and approximately $220.9 million related to other assets, including equity investments and interests in joint ventures and partnerships. Of the total unfunded financing commitments, $106.8 million was related to our credit segment, $119.0 million was related to our natural resources segment and $4.7 million was related to our other segments.

Contractual Obligations

        The table below summarizes our contractual obligations as of December 31, 2012 and are subject to material changes based on factors including interest rates, compliance with OC Tests and pay downs subsequent to December 31, 2012. The remaining contractual maturities in the table below were allocated assuming no prepayments and represent the principal amount of all notes, excluding any discount. Expected maturities may differ from contractual maturities because we, as the borrower, may have the right to call or prepay certain obligations, with or without call or prepayment penalties. The table below excludes contractual commitments related to our derivatives and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CLO 2005-1 senior secured notes(1)	$442,676	$2,955	$5,911	$433,810	$—
CLO 2005-2 senior secured notes(1)	490,048	3,154	6,309	480,585	—
CLO 2006-1 senior secured notes(1)	624,698	4,172	8,344	8,344	603,838
CLO 2007-1 senior secured notes(1)	2,224,685	17,868	35,736	35,736	2,135,345
CLO 2007-1 junior secured notes(2)	285,888	6,376	12,752	12,752	254,008
CLO 2007-A senior secured notes(1)	644,673	9,020	18,041	617,612	—
CLO 2007-A junior secured notes(2)	12,919	437	874	11,608	—
CLO 2011-1 senior debt(1)	375,691	5,720	11,440	11,440	347,091
CLO 2012-1 senior secured notes(1)	487,940	7,100	18,933	18,933	442,974
CLO 2012-1 junior secured notes(2)	21,500	—	—	—	21,500
CLO 2007-1 junior secured notes to affiliates(2)	311,709	7,474	14,948	14,948	274,339
CLO 2007-A junior secured notes to affiliates(2)	60,790	2,781	5,562	52,447	—
Asset-based borrowing facility(3)	116,102	2,923	113,179	—	—
Convertible senior notes(4)	224,789	12,938	25,875	185,976	—
Senior notes(5)	1,251,522	30,295	60,591	60,591	1,100,045
Junior subordinated notes(6)	495,900	15,380	30,759	19,418	430,343
Other commitments(7)	466,859	273,546	142,356	—	50,957

Total	$8,538,389	$402,139	$511,610	$1,964,200	$5,660,440

(1)
Includes interest to be paid over the maturity of the CLO senior secured notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2012 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2012.

(2)
Includes interest to be paid over the maturity of the CLO junior notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2012 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2012.

(3)
Interest has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2012 is held until its final maturity date. The future interest payments are calculated using rates in effect as of December 31, 2012, at spreads to market rates pursuant to the credit facility agreement, which is 2.7%. Excludes commitment fees on the facility.

(4)
Includes interest to be paid over the maturity of the convertible senior notes which has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2012 is held until its final maturity date. Represents the principal amount of the notes, which excludes the accounting adjustment for convertible debt instruments that may be settled in cash upon conversion (see "Item 8. Financial Statements and Supplementary Data—Note 7. Borrowings"). The future interest payments are calculated using the stated 7.5% interest rate. As a result of our Termination Notice issued on January 18, 2013, holders of $172.5 million 7.5% Notes submitted their notes for conversion (see "Liquidity and Capital Resources—Convertible Debt").

(5)
Includes interest to be paid over the maturity of the senior notes which has been calculated assuming no redemptions are made and debt outstanding as of December 31, 2012 is held until its final maturity date. The future interest payments are calculated using the stated 8.375% and 7.5% interest rates.

(6)
Includes interest to be paid over the maturity of the junior subordinated notes which has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2012 is held until its final maturity date. The future interest payments are calculated using fixed and variable rates in effect as of December 31, 2012, at spreads to market rates pursuant to the financing agreements, and range from 2.6% to 8.1%.

(7)
Represents commitments to purchase corporate loans, as well as commitments to provide funding at the discretion of the borrower up to a specific predetermined amount, excluding financial guarantees. Refer to "Off-Balance Sheet Commitments" above for further discussion.

PARTNERSHIP TAX MATTERS

Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (which are treated as partnerships, disregarded entities or foreign corporations for United States federal income tax purposes), partnerships generally and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our shares and then prorate that amount on a monthly basis. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of taxable income from us during such year.

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

        If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its shares would be treated for United States federal income tax purposes as effectively connected income (unless the gain is attributable to a class of our shares that is regularly traded on a securities market and the non-United States person owns 5% or less of the shares of that class). We do not believe that the fair market value of our investments in United States real property interests represents more than 10% of the total fair market value of our assets at this time. No assurance can be provided that our future investments in United States real property interests will not cause us to exceed the 10% threshold described above. If gain from the sale of our shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

        In addition, all holders of our shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our shares will likely be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Kansas, Louisiana, Mississippi, North Dakota, Ohio, Oklahoma, Pennsylvania and Texas. We may make investments in other states in the future.

        For holders of our shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a "qualified publicly traded partnership" for purposes of the income and asset diversification tests that apply to regulated investment companies. Because such qualification will depend on the nature of our future investments, no assurance can be provided that we will or will not be treated as a "qualified publicly traded partnership" in any particular year.

Schedule K-1 Tax Information

        We expect to mail the 2012 Schedule K-1 (Form 1065), Partner's Share of Income, Deductions, Credits, etc. to shareholders by the end of March 2013.

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

        We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority-owned. We treat as majority-owned subsidiaries for purposes of the 40% test entities, including those that issue CLOs, in which we own at least 50% of the outstanding voting securities or that are otherwise structured consistent with applicable SEC staff guidance. Some of our majority-owned subsidiaries may rely solely on the exceptions from the definition of "investment company" found in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority-owned for purposes of the Investment Company Act, together with any other "investment securities" that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, many of our majority-owned subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, the securities of those subsidiaries that we own and hold are not investment securities for purposes of the Investment Company Act. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary's compliance with its applicable exception and our freedom of action relating to such a subsidiary, and that of the subsidiary itself, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on the exception provided by Rule 3a-7 under the Investment Company Act, while our real estate subsidiaries, including those that are taxed as REITs for United States federal income tax purposes, generally rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

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

        We sometimes refer to our subsidiaries that rely on Section 3(c)(5)(C) of the Investment Company Act, as our "real estate subsidiaries." Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate," the SEC's Division of Investment Management, or the "Division," has taken the position, through a series of no-action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company's assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, "qualifying real estate assets"), and at least 25% of the company's assets consist of real estate-related assets (reduced by the excess of the company's qualifying real estate assets over the required 55%), leaving no more than 20% of the company's assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division's interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiaries might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.

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

        Most non-agency mortgage-backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our real estate subsidiaries' investment in non-agency mortgage-backed securities is the "functional equivalent" of owning the underlying mortgage loans, our real estate subsidiaries may treat those securities as qualifying real estate assets. Moreover, investments in mortgage-backed securities that do not constitute qualifying real estate assets are classified by our real estate subsidiaries as real estate-related assets. Therefore, based upon the specific terms and circumstances related to each non-agency mortgage-backed security that our real estate subsidiaries own, our real estate subsidiaries will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate-related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate-related asset, or conversely, from being a real estate-related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our real estate subsidiaries acquire securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our real estate subsidiaries will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our real estate subsidiaries will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our real estate subsidiaries own more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our real estate subsidiaries will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our real estate subsidiaries own), whether our real estate subsidiaries own the entire amount of each such class and whether our real estate subsidiaries would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our real estate subsidiaries would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

OTHER REGULATORY ITEMS

        In August 2012, the U.S. Commodities Futures Trading Commission ("CFTC") adopted a series of rules to establish a new regulatory framework for swaps that may cause certain users of swaps to be deemed commodity pools or to register as commodity pool operators. In October 2012, the CFTC delayed the implementation of the relevant rules until December 31, 2012. Although we believe that KKR Financial Holdings LLC is not a commodity pool, we have requested confirmation of this conclusion from the CFTC. To the extent that any of our subsidiaries may be deemed to be a commodity pool, we believe they should satisfy certain exemptions to these rules available to privately offered entities. However, if the CFTC were to take the position that KKR Financial Holdings LLC is a commodity pool, our directors may be required to register as commodity pool operators. Such registration would add to our operating and compliance costs and could affect the manner in which we use swaps as part of our operating and hedging strategies.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

        From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of December 31, 2012, $350.4 million par amount, or 5.0%, of our corporate debt portfolio was denominated in foreign currencies, of which 69.6% was denominated in Euros. In addition, as of December 31, 2012, $147.5 million par amount, or 42.6%, of other assets, which includes our equity investments at estimated fair value and interests in joint ventures and partnerships, was denominated in foreign currencies, of which 43.7% was denominated in Euros and 21.7% was denominated in Canadian dollars.

        Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of December 31, 2012, the net contractual notional balance of our foreign exchange options and forward contracts totaled $208.1 million, all of which related to certain of our foreign currency denominated corporate debt holdings. Refer to "Derivative Risk" below for further discussion on our derivatives.

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

        Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of December 31, 2012, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(17,436)
Increase of 2.0%	$(3,356)
Increase of 3.0%	$12,934
Increase of 4.0%	$29,224
Increase of 5.0%	$45,513

        As of December 31, 2012, approximately 51.6% of our corporate debt portfolio had LIBOR floors with a weighted average floor of 1.4%. Given these LIBOR floors, increases in short-term interest rates above a certain point between 2% and 3% will result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

        We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our interest rate swaps was $503.8 million as of December 31, 2012. Of the $503.8 million, $378.8 million was related to two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to "Derivative Risk" below for further discussion on our derivatives.

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

        The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held as of December 31, 2012 (amounts in thousands):

	As of December 31, 2012
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$503,833	$(90,618)
Free-Standing Derivatives:
Commodity swaps	—	7,056
Credit default swaps—protection sold	—	19
Credit default swaps—protection purchased	(47,321)	(1,140)
Foreign exchange forward contracts	(338,313)	(20,975)
Foreign exchange options	130,207	8,277
Common stock warrants	—	3,318

Total		$(94,063)

        For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of December 31, 2012 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Interest rate swaps	$(2,921)	$—	$—	$(87,697)	$(90,618)
Free-Standing Derivatives:
Commodity swaps	3,186	3,819	51	—	7,056
Credit default swaps—protection sold	19	—	—	—	19
Credit default swaps—protection purchased	(60)	—	(1,080)	—	(1,140)
Foreign exchange forward contracts	(1,036)	(19,049)	(890)	—	(20,975)
Foreign exchange options	290	7,987	—	—	8,277

Total	$(522)	$(7,243)	$(1,919)	$(87,697)	$(97,381)

Commodity Price Risk

        Certain of our natural resources holdings, including our working interests in producing oil and natural gas fields are subject to fluctuations in the prices of natural gas, natural gas liquids and oil, which may cause our revenues and cash flows to be volatile. As of December 31, 2012, natural gas comprised approximately 64.0% of our total working interest reserves, while natural gas liquids and oil comprised approximately 27.0% and 9.0%, respectively. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into, and expect to continue to use, commodity swaps for our working interests. Our policy has been to hedge a majority portion of the total estimated oil, natural gas and natural gas liquid production on our working interests for a specified amount of time. We currently use commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive-fixed, pay-floating swaps for certain years through 2016. Our unhedged production may expose us to commodity price declines or alternatively, provide the potential upside from commodity price increases. Our price hedging strategy and future hedging transactions, including the prices at which we hedge our production, are dependent upon several factors, including expected production and commodities prices at the time we enter into these transactions.

        We do not designate any of our commodity derivatives as cash flow hedges for accounting purposes. As such, the changes in fair value of these instruments are recorded in current period earnings. For the year ended December 31, 2012, we had $3.6 million of commodity derivatives settlements, which are settled monthly. The estimated fair value of our commodity swaps as of December 31, 2012 totaled $7.1 million. As a significant portion of our commodity derivatives hedge the majority of our estimated natural gas production through 2015, a 40% decrease in the future prices of natural gas as compared to the future prices at December 31, 2012 would result in an estimated unhedged production value decrease of approximately $2.8 million or less for any year through 2015.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-71 in this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

        We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures are effective.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        During the quarter ended December 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        The following information is being provided pursuant to "Item 1.01 Entry into a Material Definitive Agreement" of Form 8-K:

        On February 27, 2013, the Company entered into a Second Amendment Agreement to the Amended and Restated Management Agreement dated as of May 4, 2007 by and among the Company, KKR Financial Advisors LLC and KKR Financial Corp. (the "Second Amendment Agreement"). This agreement amended the definition of "Incentive Compensation" to provide that any of the Company's shares that by their terms are entitled to a specified periodic distribution, including the Company's 7.375% Series A LLC Preferred Shares, will not be treated as shares for the purpose of calculating incentive compensation, and instead the aggregate distribution amount that accrues to these shares during the quarter will be subtracted from Net Income, before incentive compensation for purposes of the calculation.

        A copy of the Second Amendment Agreement is attached to this Annual Report as Exhibit 10.17 and is incorporated herein by reference.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated herein by reference to information in the Proxy Statement under the captions "Proposal One: Election of Directions," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Proposals by Holders of Shares for the Next Annual Meeting" and "Board of Directors and Committees" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to information in the Proxy Statement under the caption "Executive Compensation," "Director Compensation" and "Compensation Committee Report" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference from information in the Company's Proxy Statement for the 2013 Annual Shareholders' Meeting (the "Proxy Statement") under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference from information in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference from information in the Proxy Statement under the caption "Audit Committee Matters" to be filed with the SEC Pursuant to Regulation 14A within 120 days after December 31, 2012.

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

  3. Exhibit Index:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2007, among the Registrant, KKR Financial Holdings Corp. and KKR Financial Merger Corp.	S-4	333-140586	2	02/09/07

3.1	Amended and Restated Operating Agreement of the Registrant, dated May 3, 2007, as amended May 7, 2009	10-Q	001-33437	3.1	08/06/09

3.2	Amendment No.1 to the Amended and Restated Operating Agreement of the Registrant, dated February 28, 2010	10-K	001-33437	3.2	03/01/10

3.3	Amendment No. 2 to the Amended and Restated Operating Agreement of the Company, effective as of January 10, 2013	8-K	001-33437	3.1	01/11/13

3.4	Share Designation of the 7.375% Series A LLC Preferred Shares, dated as of January 17, 2013	8-K	001-33437	3.1	01/17/13

4.1	Form of Certificate for Common Shares	S-4	333-140586	A	02/09/07

4.2	Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.1	01/15/10

4.3	Supplemental Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.2	01/15/10

4.4	Form of 7.50% Convertible Senior Note due January 15, 2017	8-K	001-33437	4.2	01/15/10

4.5	Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association	8-K	001-33437	4.1	11/15/11

4.6	Supplemental Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association and Citibank, N.A.	8-K	001-33437	4.2	11/15/11

4.7	Form of 8.375% Senior Note due November 15, 2041	8-K	001-33437	4.3	11/15/11

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.8		Supplemental Indenture, dated as of March 20, 2012, between the Company, Wilmington Trust, National Association, as Trustee, and Citibank N.A., as Authenticating Agent, Paying Agent and Security Registrar	8-K	001-33437	4.2	03/20/12

4.9		Form of 7.500% Senior Note due March 20, 2042	8-K	001-33437	4.2	03/20/12

4.10		Form of 7.375% Series A LLC Preferred Share Global Certificate	8-K	001-33437	3.1	01/17/13

10.1		Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	05/04/07

10.2		First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	06/15/07

10.3		2007 Share Incentive Plan	8-K	001-33437	10.2	05/04/07

10.4		Non-Employee Directors' Deferred Compensation and Share Award Plan	8-K	001-33437	10.3	05/04/07

10.5		Form of Nonqualified Share Option Agreement	8-K	001-33437	10.4	05/04/07

10.6		Form of Restricted Share Award Agreement	8-K	001-33437	10.5	05/04/07

10.7		Form of Restricted Share Award Agreement for Non-Employee Directors	8-K	001-33437	10.6	05/04/07

10.8		Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.	8-K	001-33437	10.8	05/04/07

10.9	*	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-1 Corp. and JPMorgan Chase Bank, National Association(1)	S-11/A	333-124103	10.6	06/09/05

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.10	**	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC	S-11/A	333-124103	10.8	06/21/05

10.11	**	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC	S-11/A	333-124103	10.11	06/21/05

10.12	**	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.	S-11/A	333-124103	10.12	06/21/05

10.13		Letter Agreement, dated February 27, 2009, between the Company and KKR Financial Advisors LLC	10-K	001-33437	10.21	03/02/09

10.14		Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10-Q	001-33437	10.18	05/02/11

10.15		First Omnibus Amendment, dated as of May 13, 2011, to Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10-Q	001-33437	10.19	08/04/11

10.16		Credit Agreement, dated as of November 30, 2012, among KKR Financial Holdings LLC, each lender from time to time party thereto, Citibank, N.A., as Swingline Lender and Issuing Bank, and Citibank, N.A., as Administrative Agent	8-K	001-33437	10.1	12/05/12

10.17		Second Amendment Agreement to the Amended and Restated Management Agreement, dated as of February 27, 2013, between the Registrant and KKR Financial Advisors LLC					X

12.1		Computation of Ratios of Earnings to Fixed Charges					X

21.1		List of Subsidiaries of the Registrant					X

23.1		Consent of Deloitte & Touche LLP					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.2	Consent of Netherland, Sewell & Associates, Inc.					X

23.3	Consent of LaRoche Petroleum Consultants, Ltd.					X

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32	Certification pursuant to 18 U.S.C. Section 1350					X

99.1	2012 Reports of Netherland, Sewell & Associates, Inc.					X

99.2	2012 Reports of LaRoche Petroleum Consultants, Ltd.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2012, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on February 28, 2013.

KKR FINANCIAL HOLDINGS LLC (Registrant)
By:	/s/ WILLIAM C. SONNEBORN
	Name:	William C. Sonneborn
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. SONNEBORN William C. Sonneborn	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013
/s/ MICHAEL R. MCFERRAN Michael R. McFerran	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2013
/s/ PAUL M. HAZEN Paul M. Hazen	Chairman and Director	February 28, 2013
/s/ TRACY COLLINS Tracy Collins	Director	February 28, 2013
/s/ ROBERT L. EDWARDS Robert L. Edwards	Director	February 28, 2013
/s/ VINCENT PAUL FINIGAN Vincent Paul Finigan	Director	February 28, 2013
/s/ R. GLENN HUBBARD R. Glenn Hubbard	Director	February 28, 2013

Signature	Title	Date

/s/ ROSS J. KARI Ross J. Kari	Director	February 28, 2013
/s/ ELY L. LICHT Ely L. Licht	Director	February 28, 2013
/s/ DEBORAH H. MCANENY Deborah H. McAneny	Director	February 28, 2013
/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director	February 28, 2013
/s/ SCOTT A. RYLES Scott A. Ryles	Director	February 28, 2013
/s/ WILLY STROTHOTTE Willy Strothotte	Director	February 28, 2013

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2012

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the internal control over financial reporting of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the accompanying consolidated balance sheets of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 28, 2013

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$237,606	$392,154
Restricted cash and cash equivalents	896,396	399,620
Securities	533,520	922,603
Corporate loans, net (includes $128,289 and $317,332 loans held for sale as of December 31, 2012 and December 31, 2011, respectively)	5,947,857	6,443,399
Equity investments, at estimated fair value ($7,187 and $12,222 pledged as collateral as of December 31, 2012 and December 31, 2011, respectively)	161,621	189,845
Oil and gas properties, net	289,929	138,525
Derivative assets	23,207	28,463
Interest and principal receivable	46,960	62,124
Other assets	221,783	70,495

Total assets	$8,358,879	$8,647,228

Liabilities
Collateralized loan obligation secured notes	$5,122,338	$5,540,037
Collateralized loan obligation junior secured notes to affiliates	296,557	365,848
Credit facilities	107,789	38,300
Convertible senior notes	166,028	299,830
Senior notes	362,178	250,676
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	25,931	24,680
Accrued interest payable	20,519	25,536
Accrued interest payable to affiliates	6,632	6,561
Related party payable	10,998	11,078
Derivative liabilities	117,270	125,333

Total liabilities	6,519,757	6,971,396

Shareholders' Equity
Preferred shares, no par value, 50,000,000 shares authorized and none issued and outstanding at December 31, 2012 and December 31, 2011	—	—
Common shares, no par value, 500,000,000 shares authorized, and 178,437,078 and 178,145,482 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	—	—
Paid-in-capital	2,762,584	2,759,478
Accumulated other comprehensive loss	(70,226)	(35,619)
Accumulated deficit	(853,236)	(1,048,027)

Total shareholders' equity	1,839,122	1,675,832

Total liabilities and shareholders' equity	$8,358,879	$8,647,228

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in thousands, except per share information)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Revenues:
Loan interest income	$411,736	$418,142	$397,634
Securities interest income	76,642	87,851	104,395
Oil and gas revenue	64,535	30,629	888
Other	2,560	5,399	2,442

Total revenues	555,473	542,021	505,359

Investment costs and expenses:
Interest expense	165,022	133,609	131,700
Interest expense to affiliates	51,586	49,458	25,152
Provision for loan losses	46,498	14,194	29,121
Oil and gas production costs	28,980	7,766	177
Oil and gas depreciation, depletion and amortization	21,931	8,015	324
Other	4,358	2,120	2,478

Total investment costs and expenses	318,375	215,162	188,952

Other income:
Net realized and unrealized gain on investments	183,757	88,955	108,553
Net realized and unrealized loss on derivatives and foreign exchange	(2,091)	(3,812)	(4,694)
Net realized and unrealized gain (loss) on residential mortgage-backed securities, carried at estimated fair value	9,299	2,825	(11,396)
Net (loss) gain on restructuring and extinguishment of debt	(445)	(1,736)	39,999
Other income	15,302	7,215	10,890

Total other income	205,822	93,447	143,352

Other expenses:
Related party management compensation	72,339	68,185	69,125
General, administrative and directors expenses	19,157	19,840	13,537
Professional services	6,661	6,198	5,331

Total other expenses	98,157	94,223	87,993

Income before income taxes	344,763	326,083	371,766
Income tax (benefit) expense	(3,467)	8,011	702

Net income	$348,230	$318,072	$371,064

Net income per common share:
Basic	$1.95	$1.79	$2.33

Diluted	$1.87	$1.75	$2.32

Weighted average number of common shares outstanding:
Basic	177,838	177,560	157,936

Diluted	187,423	180,897	158,771

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net income	$348,230	$318,072	$371,064
Other comprehensive loss:
Unrealized losses on securities available-for-sale	(44,776)	(126,891)	(5,197)
Unrealized gains (losses) on cash flow hedges	10,169	(42,324)	(13,935)

Total other comprehensive loss	(34,607)	(169,215)	(19,132)

Comprehensive income	$313,623	$148,857	$351,932

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

(Amounts in thousands)

	Common Shares	Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
Balance at January 1, 2010	158,360	$2,563,634	$152,728	$(1,549,704)	$1,166,658

Net income	—	—	—	371,064	371,064
Other comprehensive loss	—	—	(19,132)	—	(19,132)
Cash distributions on common shares	—	—	—	(68,108)	(68,108)
Proceeds from issuance of common shares, net of offering costs	19,436	175,701	—	—	175,701
Grant of restricted common shares	53	—	—	—	—
Equity component of convertible notes issuance	—	9,973	—	—	9,973
Share-based compensation expense related to restricted common shares	—	6,892	—	—	6,892

Balance at December 31, 2010	177,849	2,756,200	133,596	(1,246,748)	1,643,048

Net income	—	—	—	318,072	318,072
Other comprehensive loss	—	—	(169,215)	—	(169,215)
Cash distributions on common shares	—	—	—	(119,351)	(119,351)
Issuance of common shares	171	1,297	—	—	1,297
Grant of restricted common shares	291	—	—	—	—
Cancellation of restricted common shares	(25)	—	—	—	—
Repurchase and cancellation of common shares	(141)	(1,297)	—	—	(1,297)
Share-based compensation expense related to restricted common shares	—	3,278	—	—	3,278

Balance at December 31, 2011	178,145	2,759,478	(35,619)	(1,048,027)	1,675,832

Net income	—	—	—	348,230	348,230
Other comprehensive loss	—	—	(34,607)	—	(34,607)
Cash distributions on common shares	—	—	—	(153,439)	(153,439)
Grant of restricted common shares	302	—	—	—	—
Repurchase and cancellation of common shares	(10)	(96)	—	—	(96)
Share-based compensation expense related to restricted common shares	—	3,202	—	—	3,202

Balance at December 31, 2012	178,437	$2,762,584	$(70,226)	$(853,236)	$1,839,122

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flows from operating activities:
Net income	$348,230	$318,072	$371,064
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss on derivatives and foreign exchange	2,091	3,812	5,378
Net loss (gain) on restructuring and extinguishment of debt	445	1,736	(39,999)
Write-off of debt issuance costs	4,224	2,194	8,160
Lower of cost or estimated fair value adjustment on corporate loans held for sale	2,656	65,163	14,725
Provision for loan losses	46,498	14,194	29,121
Impairment charges	12,067	7,705	12,890
Share-based compensation	3,202	3,278	6,892
Net unrealized (gain) loss on residential mortgage-backed securities, carried at estimated fair value	(9,299)	(2,825)	11,396
Net realized and unrealized gain on investments	(198,480)	(161,823)	(136,924)
Deferred interest expense	—	—	4,427
Depreciation and net amortization	(51,982)	(83,630)	(103,430)
Changes in assets and liabilities:
Interest receivable	11,415	1,902	12,008
Other assets	5,329	6,608	(36,739)
Related party payable	(80)	(1,910)	9,621
Accounts payable, accrued expenses and other liabilities	1,304	9,417	1,151
Accrued interest payable	(5,017)	2,690	(2,451)
Accrued interest payable to affiliates	71	245	3,405

Net cash provided by operating activities	172,674	186,828	170,695

Cash flows from investing activities:
Principal payments from corporate loans	1,829,492	1,441,426	1,611,502
Principal payments from securities available-for-sale and other securities, at estimated fair value	83,930	106,098	139,794
Principal payments from residential mortgage-backed securities, at estimated fair value	8,990	7,365	14,289
Proceeds from sale of corporate loans	349,279	654,379	1,118,440
Proceeds from sale of securities available-for-sale and other securities, at estimated fair value	505,015	202,059	342,833
Proceeds from sale of residential mortgage-backed securities, at estimated fair value	—	—	7,246
Proceeds from equity investments	86,573	49,734	123,047
Proceeds from securities sold, not yet purchased	26,792	40,980	—
Purchases of corporate loans	(1,595,317)	(2,228,360)	(2,463,752)
Purchases of securities available-for-sale and other securities, at estimated fair value	(135,354)	(321,087)	(439,754)
Purchases of equity and other investments	(347,853)	(205,193)	(38,565)
Cover securities sold, not yet purchased	(28,978)	(39,320)	(78,727)
Net change in proceeds, purchases, and settlements of derivatives	(6,401)	1,926	13,454
Net change in reverse repurchase agreements	—	—	80,250
Net change in restricted cash and cash equivalents	(496,776)	172,156	(228,719)

Net cash provided by (used in) investing activities	279,392	(117,837)	201,338

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Cash flows from financing activities:
Issuance of collateralized loan obligation secured notes	489,480	439,409	—
Retirement of collateralized loan obligation secured notes	(979,667)	(531,060)	(104,734)
Retirement of collateralized loan obligation junior secured notes to affiliates	—	(276)	(67,519)
Proceeds from credit facilities	69,489	19,900	68,719
Repayment of credit facilities	—	—	(227,805)
Proceeds from convertible senior notes	—	—	167,325
Repayment of convertible senior notes	(135,531)	(47,197)	(93,922)
Proceeds from senior notes	111,418	250,669	—
Net proceeds from common share offerings	—	—	175,701
Distributions on common shares	(153,439)	(119,351)	(68,108)
Issuance of common shares	—	1,297	—
Repurchase and cancellation of common shares	(96)	(1,297)	—
Other capitalized costs	(8,268)	(2,760)	(4,947)

Net cash (used in) provided by financing activities	(606,614)	9,334	(155,290)

Net (decrease) increase in cash and cash equivalents	(154,548)	78,325	216,743
Cash and cash equivalents at beginning of year	392,154	313,829	97,086

Cash and cash equivalents at end of year	$237,606	$392,154	$313,829

Supplemental cash flow information:
Cash paid for interest	$186,131	$147,750	$99,308
Net cash (refunded) paid for income taxes	$(274)	$2,081	$768
Non-cash investing and financing activities:
Deconsolidation of residential mortgage loans	$—	$—	$2,034,772
Deconsolidation of residential mortgage-backed securities issued	$—	$—	$(2,034,772)
Subordinate tranche of the residential mortgage loan securitization trusts included in residential mortgage-backed securities	$—	$—	$74,366
Equity component of the convertible senior notes	$—	$—	$9,973
Issuance of restricted common shares	$2,849	$2,755	$470
Loans transferred from held for investment to held for sale	$114,995	$862,244	$1,052,040
Loans transferred from held for sale to held for investment	$114,871	$448,329	$437,727

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

        KKR Financial Holdings LLC together with its subsidiaries (the "Company") is a specialty finance company with expertise in a range of asset classes. The Company's core business strategy is to leverage the proprietary resources of its manager with the objective of generating both current income and capital appreciation by deploying capital to its strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity. The Company's holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that the Company holds are typically purchased via assignment or participation in the primary or secondary market.

        The majority of the Company's holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for the Company's investments in corporate debt. The senior secured debt issued by the CLO transactions is generally owned by unaffiliated third party investors and the Company owns the majority of the subordinated notes in the CLO transactions. The Company executes its core business strategy through its majority-owned subsidiaries, including CLOs.

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

        Certain prior period information has been reclassified to conform to the current year presentation to provide additional detailed information related to the Company's oil and gas costs as a result of the growth in the Company's oil and gas business. These costs were previously included in general, administrative and directors expenses.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from management's estimates.

        The Company uses historical experience and various other assumptions and information that are believed to be reasonable under the circumstances in developing its estimates and judgments. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company's operating environment changes. While the

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

        Estimates of oil, natural gas and natural gas liquids reserves and their values, future production rates and future costs and expenses are inherently uncertain, including many factors beyond the Company's control. Reservoir engineering is a subjective process of estimating underground accumulations of oil, natural gas and natural gas liquids that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. In addition, reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, natural gas and NGL eventually recovered, and could materially affect the Company's future depreciation, depletion and amortization expense ("DD&A"), its asset retirement obligations or impairment considerations.

Consolidation

        KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1") and KKR Financial CLO 2012-1, Ltd. ("CLO 2012-1") (collectively the "Cash Flow CLOs") are entities established to complete secured financing transactions. These entities are variable interest entities ("VIEs") which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities' economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.

        The Company finances the majority of its corporate debt investments through its CLOs. As of December 31, 2012, the Company's seven CLOs held $6.3 billion par amount, or $6.0 billion estimated fair value, of corporate debt investments. As of December 31, 2011, the Company's six CLOs held $7.4 billion par amount, or $6.8 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of December 31, 2012, the aggregate CLO debt totaled $5.1 billion of secured debt outstanding held by unaffiliated third parties and $296.6 million of junior secured notes outstanding held by an affiliate of the Manager. As of December 31, 2011, the aggregate CLO debt totaled $5.5 billion of secured debt outstanding held by unaffiliated third parties and $365.8 million of junior secured notes outstanding held by an affiliate of the Manager.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity for disclosure purposes. Assets and liabilities in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

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

  The types of assets and liabilities generally included in this category are certain corporate debt securities, certain corporate loans held for sale, certain equity investments at estimated fair value, residential mortgage-backed securities ("RMBS"), certain interests in joint ventures and partnerships and certain financial instruments classified as derivatives.

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

        Corporate Debt Securities:    Corporate debt securities are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on yield analysis techniques, where the key inputs are based on relative value analyses, which incorporate similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

        Equity Investments, at Estimated Fair Value:    Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization ("EBIDTA") exit multiples. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

        Interests in Joint Ventures and Partnerships:    Interests in joint ventures and partnerships include certain equity investments related to the oil and gas and commercial real estate sectors. Interests in joint ventures and partnerships are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on an income (discounted cash flow) approach, in which various internal and external factors are considered and key inputs include the weighted average cost of capital. In addition, an illiquidity discount is applied where appropriate.

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

        Residential Mortgage-Backed Securities, at Estimated Fair Value:    RMBS are initially valued at transaction price and are subsequently valued using a third party valuation servicer. The most significant inputs to the valuation of these instruments are default and loss expectations and constant prepayment rates.

        Key unobservable inputs that have a significant impact on the Company's Level 3 valuations as described above are included in Note 14. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of the Company's valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if the Company only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Valuation Process

        The valuation process involved in Level 3 measurements for assets and liabilities is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The Company utilizes a valuation committee, whose members consist of the Company's Chief Executive Officer, Chief Financial Officer, General Counsel and certain other employees of the Manager. The valuation committee is responsible for coordinating and implementing the Company's quarterly valuation process. For assets classified as Level 3, the investment professionals are responsible for documenting preliminary valuations based on various factors including their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and model projections discussed above. The Company engages an independent valuation firm to opine on its internal valuation assessments for certain holdings over a specific dollar threshold. All valuations are approved by the valuation committee.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other within total revenues on the consolidated statements of operations.

Restricted Cash and Cash Equivalents

        Restricted cash and cash equivalents represent amounts that are held by third parties under certain of the Company's financing and derivative transactions. Interest income earned on restricted cash and cash equivalents is recorded in other within total revenues on the consolidated statements of operations.

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

Securities

Securities Available-for-Sale

        The Company classifies its investments in securities as available-for-sale as the Company may sell them prior to maturity and does not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss. Estimated fair values are based on quoted market prices, when available, on estimates provided by independent pricing sources or dealers who make markets in such securities, or internal valuation models when external sources of fair value are not available. Upon the sale of a security, the realized net gain or loss is computed on a weighted average cost basis. Purchases and sales of securities are recorded on the trade date.

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

        The amount of the loss that is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary is dependent on certain factors. If the security is an equity security or if the security is a debt security that the Company intends to sell or estimates that it is more likely than not that the Company will be required to sell before recovery of its amortized cost, then the impairment amount recognized in earnings is the entire difference between the estimated fair value of the security and its amortized cost. For debt securities that the Company does not intend to sell or estimates that it is not more likely than not to be required to sell before recovery, the impairment is separated into the estimated amount relating to credit loss and the estimated amount relating to all other factors. Only the estimated credit loss amount is recognized in earnings, with the remainder of the loss amount recognized in other comprehensive loss.

        Unamortized premiums and unaccreted discounts on securities available-for-sale are recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Other Securities, at Estimated Fair Value

        The Company has elected the fair value option of accounting for certain securities for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these securities. Other securities, at estimated fair value are included

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

within securities on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains on investments in the consolidated statements of operations.

Residential Mortgage-Backed Securities, at Estimated Fair Value

        The Company has elected the fair value option of accounting for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of its residential mortgage investments. RMBS, at estimated fair value are included within securities on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain (loss) on RMBS, carried at estimated fair value in the consolidated statements of operations.

Equity Investments, at Estimated Fair Value

        The Company has elected the fair value option of accounting for certain marketable equity securities and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at fair value, are managed based on overall value and potential returns. These equity investments carried at estimated fair value are presented separately on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains on investments in the consolidated statements of operations.

Interests in Joint Ventures and Partnerships

        The Company has elected the fair value option of accounting for certain non-controlling interests in joint ventures and partnerships, for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these interests. These interests in joint ventures and partnerships are presented within other assets on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains on investments in the consolidated statements of operations.

Securities Sold, Not Yet Purchased

        Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company will be required to "cover" its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale. Securities sold, not yet purchased are presented within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets with gains and losses reported in net realized and unrealized gains on investments on the consolidated statement of operations.

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

        A loan is typically placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the collateral securing the loan decreases below the Company's carrying value of such loan. As such, loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt.

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

        Troubled debt restructurings are separately identified for impairment disclosures and are measured at either the fair market value or the present value of estimated future cash flows using the respective loan's effective rate at inception. Impairments associated with troubled debt restructurings are included within the allocated component of the Company's allowance for loan losses.

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

Allowance for Loan Losses

        The Company's corporate loan portfolio is comprised of a single portfolio segment which includes one class of financing receivables, that is, high yield loans that are typically purchased via assignment or participation in either the primary or secondary market and are held primarily for investment. High yield loans are generally characterized as having below investment grade ratings or being unrated.

        The Company's allowance for loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company's allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of the Company's loan portfolio that is performed on a quarterly basis. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertains to specific loans that the Company has determined are impaired. The Company determines a loan is impaired when management estimates that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis the Company performs a comprehensive review of its entire loan portfolio and identifies certain loans that it has determined are impaired. Once a loan is identified as being impaired, the Company places the loan on non-accrual status, unless the loan is already on non-accrual status, and records an allowance that reflects management's best estimate of the loss that the Company expects to recognize from the loan. The expected loss is estimated as being the difference between the Company's current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan's effective interest rate, except as a practical expedient, the loan's observable estimated fair value may be used. The Company also estimates the probable credit losses inherent in its unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments is recorded in accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets.

        The unallocated component of the Company's allowance for loan losses represents its estimate of probable losses inherent in the loan portfolio as of the balance sheet date where the specific loan that

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the loan loss relates to is indeterminable. The Company estimates the unallocated component of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer's capital structure. The seniority classifications assigned to loans are senior secured, second lien and subordinate. Senior secured consists of loans that are the most senior debt in an issuer's capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured loans often have a first lien on some or all of the issuer's assets. Second lien consists of loans that are secured by a second lien interest on some or all of the issuer's assets; however, the loan is subordinate to the first lien debt in the issuer's capital structure. Subordinate consists of loans that are generally unsecured and subordinate to other debt in the issuer's capital structure.

        There are three internally assigned risk grades that are applied to loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of possible loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of possible loss, there are issuer and/or industry specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All loans held for investment, with the exception of loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

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

        Interest income on corporate loans held for sale is recognized through accrual of the stated coupon rate for the loans, unless the loans are placed on non-accrual status, at which point previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using either the cost-recovery method or on a cash-basis.

Corporate Loans, at Estimated Fair Value

        The Company has elected the fair value option of accounting for certain corporate loans for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these corporate loans. Corporate loans carried at estimated fair value are included within corporate loans, net on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains on investments in the consolidated statement of operations.

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

        The capitalized costs of producing oil and natural gas properties are depleted on a field-by-field basis using the units-of production method based on the ratio of current production to estimated total net proved oil, natural gas and natural gas liquids reserves. Proved developed reserves are used in computing depletion rates for drilling and development costs and total proved reserves are used for depletion rates of leasehold costs.

        Estimated dismantlement and abandonment costs for oil and natural gas properties, net of salvage value, are capitalized at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.

Oil And Gas Revenue Recognition

        Oil, natural gas and natural gas liquids revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

collectability of the revenue is reasonably assured. The Company follows the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on the Company's working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup its entitled share through future production. Under the sales method, no receivables are recorded when the Company has taken less than its share of production and no payables are recorded when the Company has taken more than its share of production.

Long-Lived Assets

        The Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis, whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties are assessed periodically and, at a minimum, annually on a property-by-property basis, and any impairment in value is recognized when incurred.

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

Derivative Instruments

        The Company recognizes all derivatives on the consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument ("free-standing derivative"). For a fair value hedge, the Company records changes in the estimated fair value of the derivative instrument and, to the extent that it is

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in other comprehensive loss and subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in other income.

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

        The Company owns equity interests in entities that have elected or intend to elect to be taxed as a real estate investment trust (a "REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

        The Company presents both basic and diluted earnings per common share ("EPS") in its consolidated financial statements and footnotes thereto. Basic earnings per common share ("Basic EPS") excludes dilution and is computed by dividing net income or loss by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. The Company calculates EPS using the more dilutive of the two-class method or the if-converted method. The two-class method is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares and participating securities based on their respective rights to receive dividends. Diluted earnings per share ("Diluted EPS") reflects the potential dilution of common share options, unvested restricted common shares and convertible senior notes using the treasury method or if-converted method.

Recent Accounting Pronouncements

Balance Sheet

        In January 2013, the FASB clarified the scope of offsetting disclosure requirements which require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods, with retrospective disclosures required for all comparative periods presented. The Company does not expect the guidance to have a material impact on its consolidated financial statements.

Comprehensive Income

        In February 2013, the FASB amended guidance to require entities to disclose additional information about reclassification adjustments, including (i) changes in accumulated other comprehensive income balances by component and (ii) significant items reclassified out of accumulated other comprehensive income. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and is to be applied prospectively. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements and the Company will include the required disclosure in the first quarter ended March 31, 2013.

NOTE 3. EARNINGS PER SHARE

        The following table presents a reconciliation of basic and diluted net income per common share for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands, except per share

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. EARNINGS PER SHARE (Continued)

information), as well as the distributions declared per common share during the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net income	$348,230	$318,072	$371,064
Less: Dividends and undistributed earnings allocated to participating securities	1,116	1,082	3,108

Net income applicable to common shareholders	$347,114	$316,990	$367,956

Effect of dilutive securities:
Interest on convertible senior notes	3,234	—	—

Net income applicable to common shareholders for diluted earnings per share	$350,348	$316,990	$367,956

Basic:
Basic weighted average shares outstanding	177,838	177,560	157,936

Net income per share	$1.95	$1.79	$2.33

Diluted:
Basic weighted average shares outstanding	177,838	177,560	157,936
Dilutive effect of convertible senior notes(1)	9,585	3,337	835

Diluted weighted average shares outstanding(2)	187,423	180,897	158,771

Net income per share	$1.87	$1.75	$2.32

Distributions declared per common share	$0.86	$0.67	$0.43

(1)
The if-converted method was applied during the fourth quarter of 2012 reflecting the assumption that the convertible senior notes would be settled in common shares. See Note 17 for further discussion regarding the conversions subsequent to December 31, 2012.

(2)
Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the years ended December 31, 2012, 2011 and 2010.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SECURITIES (Continued)

        The following table summarizes the Company's securities as of December 31, 2012, which are carried at estimated fair value (amounts in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for- sale:
Corporate debt securities	$394,821	$27,281	$(9,809)	$412,293

Total securities available-for-sale	394,821	27,281	(9,809)	412,293
Other securities, at estimated fair value(1)	27,991	9,768	(374)	37,385
Residential mortgage-backed securities, at estimated fair value(1)	171,385	3,762	(91,305)	83,842

Total securities	$594,197	$40,811	$(101,488)	$533,520

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SECURITIES (Continued)

        The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2012
Corporate debt securities	$45,900	$(4,398)	$37,500	$(5,411)	$83,400	$(9,809)
December 31, 2011
Corporate debt securities	$252,467	$(10,562)	$32,876	$(3,075)	$285,343	$(13,637)

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

        During the year ended December 31, 2012, the Company recognized a loss totaling $8.2 million for corporate debt securities that it determined to be other-than-temporarily impaired based on the criteria above. During the years ended December 31, 2011 and 2010, the Company recognized losses totaling $1.5 million and $2.6 million, respectively, for securities that it determined to be other-than-temporarily impaired. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain on investments in the consolidated statements of operations.

        For common and preferred stock, the Company considers many factors when evaluating whether an impairment is other-than-temporary, including its intent and ability to hold the common and preferred stock for a period of time sufficient for recovery to cost. If the Company believes it will not recover the cost basis based on its intent or ability, an other-than-temporary loss will be recorded through earnings in net realized and unrealized gain on investments in the consolidated statements of operations.

        During the year ended December 31, 2012, the Company recognized a loss totaling $0.2 million for common and preferred stock that it determined to be other-than-temporary impaired. During the years ended December 31, 2011 and 2010, the Company recognized losses totaling $2.2 million and zero, respectively, for common and preferred stock that it determined to be other-than-temporarily impaired.

        As of both December 31, 2012 and 2011, the Company had no corporate debt securities in default.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SECURITIES (Continued)

        Securities available-for-sale sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Gross realized gains	$85,982	$100,565	$68,411
Gross realized losses	(12)	(559)	(7)

Net realized gains(1)	$85,970	$100,006	$68,404

(1)
Excludes net realized (losses) gains from paydowns and restructurings totaling $15.5 million, ($0.2) million and $13.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Also, excludes an impairment charge of $8.4 million, $3.7 million and $2.6 million for investments which were determined to be other-than-temporarily impaired for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following table summarizes the amortized cost and estimated fair value of corporate debt securities by remaining contractual maturity and weighted average coupon based on par values as of December 31, 2012 (dollar amounts in thousands):

Description	Amortized Cost	Estimated Fair Value	Weighted Average Coupon
Due within one year	$—	$—	—%
One to five years	274,909	301,433	9.2
Five to ten years	145,137	145,310	9.0
Greater than ten years	2,766	2,935	1.2

Total	$422,812	$449,678

        The remaining contractual maturities in the table above were allocated assuming no prepayments. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

        The Company's securities available-for-sale portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2012, approximately 54% of the estimated fair value of the Company's securities available-for-sale portfolio was concentrated in ten issuers, with the three largest concentrations of securities available-for-sale in securities issued by Sanmina Corporation, Avaya, Inc. and iPayment, Inc., which combined represented $87.0 million, or approximately 21% of the estimated fair of value of the Company's securities available-for-sale. As of December 31, 2011, approximately 46% of the estimated fair value of the Company's securities available-for-sale portfolio was concentrated in ten issuers, with the three largest concentrations of securities available-for-sale in securities issued by First Data Corporation, SandRidge Energy, Inc. and Equinox Holdings Inc., which combined represented $174.3 million, or approximately 21% of the estimated fair value of the Company's securities available-for-sale.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SECURITIES (Continued)

        Note 7 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of December 31, 2012 and 2011 (amounts in thousands):

	As of December 31, 2012	As of December 31, 2011
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$354,088	$710,734

Total	$354,088	$710,734

        As of December 31, 2012 and 2011, no other securities, at estimated fair value or RMBS were pledged as collateral for the Company's borrowings.

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES

        The Company accounts for loans based on the following categories (i) corporate loans held for investment, which are measured based on their principal plus or minus unaccreted purchase discounts and unamortized purchase premiums, net of an allowance for loan losses; (ii) corporate loans held for sale, which are measured at lower of cost or estimated fair value; and (iii) corporate loans, at estimated fair value, which are measured at fair value.

        The following table summarizes the Company's corporate loans as of December 31, 2012 (amounts in thousands):

	December 31, 2012
	Corporate Loans Held for Investment	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,143,599	$231,231	$56,931	$6,431,761
Net unamortized discount	(136,438)	(88,895)	(23,277)	(248,610)

Total amortized cost	6,007,161	142,336	33,654	6,183,151
Lower of cost or fair value adjustment	—	(14,047)	—	(14,047)
Allowance for loan losses	(223,472)	—	—	(223,472)
Net unrealized gains	—	—	2,225	2,225

Net carrying value	$5,783,689	$128,289	$35,879	$5,947,857

(1)
Principal amount is net of cumulative charge-offs and other adjustments totaling $51.6 million as of December 31, 2012.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the Company's corporate loans as of December 31, 2011 (amounts in thousands):

	December 31, 2011
	Corporate Loans Held for Investment	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,501,679	$470,562	$3,655	$6,975,896
Net unamortized discount	(187,381)	(102,324)	(562)	(290,267)

Total amortized cost	6,314,298	368,238	3,093	6,685,629
Lower of cost or fair value adjustment	—	(50,906)	—	(50,906)
Allowance for loan losses	(191,407)	—	—	(191,407)
Net unrealized gains	—	—	83	83

Net carrying value	$6,122,891	$317,332	$3,176	$6,443,399

(1)
Principal amount is net of cumulative charge-offs and other adjustments totaling $79.8 million as of December 31, 2011.

Allowance for Loan Losses

        As of December 31, 2012 and 2011, the Company had an allowance for loan losses of $223.5 million and $191.4 million, respectively. As described in Note 2 to these consolidated financial statements, the allowance for loan losses represents the Company's estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company's estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

        The following table summarizes the changes in the allowance for loan losses for the Company's corporate loan portfolio during the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Allowance for loan losses:
Beginning balance	$191,407	$209,030	$237,308
Provision for loan losses	46,498	14,194	29,121
Charge-offs	(14,433)	(31,817)	(57,399)

Ending balance	$223,472	$191,407	$209,030

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012	December 31, 2011
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$223,472	$191,407
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	—

	$223,472	$191,407

Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$6,029,059	$6,334,232
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	—

	$6,029,059	$6,334,232

(1)
Recorded investment is defined as amortized cost plus accrued interest.

        As of December 31, 2012, the allocated component of the allowance for loan losses totaled $94.9 million and relates to investments in certain loans issued by six issuers with an aggregate par amount of $484.1 million and an aggregate recorded investment of $445.4 million. As of December 31, 2011, the allocated component of the allowance for loan losses totaled $33.8 million and relates to investments in certain loans issued by five issuers with an aggregate par amount of $83.5 million and an aggregate recorded investment of $68.7 million.

        During the year ended December 31, 2012, the Company determined that its Texas Competitive Electric Holdings Company LLC ("TXU") loans, with an aggregate amortized cost of $310.9 million as of December 31, 2012, were impaired. Accordingly, the Company increased the allocated component of its allowance for loan losses to account for the impairment of TXU. As of December 31, 2012, $49.1 million of the Company's allocated reserve was for TXU.

        The following table summarizes the Company's recorded investment and unpaid principal balance in impaired loans, as well as the related allowance for credit losses as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded	$6,490	$19,931	$—	$—	$—	$—
With an allowance recorded	438,947	464,214	94,863	68,692	83,452	33,836

Total	$445,437	$484,145	$94,863	$68,692	$83,452	$33,836

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the Company's average recorded investment in impaired loans and interest income recognized for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	For the year ended December 31, 2012		For the year ended December 31, 2011		For the year ended December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded	$3,540	$208	$3,244	$—	$12,873	$2,853
With an allowance recorded	199,083	9,310	76,933	2,645	133,014	8,256

Total	$202,623	$9,518	$80,177	$2,645	$145,887	$11,109

        As of December 31, 2012 and 2011, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company's impaired loans are on non-accrual status, the Company's non-accrual loans also include those held for sale that are measured at the lower of cost or fair value and are not reflected in the table above.

        The following table summarizes the Company's recorded investment in non-accrual loans for the years ended December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012	December 31, 2011
Impaired loans held for investment	$445,437	$68,692
Loans held for sale	90,840	99,999

Total non-accrual loans	$536,277	$168,691

        The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $19.6 million, which included $9.5 million for impaired loans that were held for investment and $10.1 million for non-accrual loans held for sale for the year ended December 31, 2012. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $11.9 million, which included $2.6 million for impaired loans that were held for investment and $9.3 million for non-accrual loans held for sale for the year ended December 31, 2011.

        As of December 31, 2012, the Company had two corporate loans past due with a total amortized cost of $50.4 million from one issuer, as a result of a missed interest payment due in December 2012 (see "Defaulted Loans" section below). The Company did not have any corporate loans past due at December 31, 2011.

        The unallocated component of the allowance for loan losses totaled $128.6 million and $157.6 million as of December 31, 2012 and 2011, respectively. As described in Note 2 to these consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

a combination of concern as to probability of default and the seniority of the loan in the issuer's capital structure for the years ended December 31, 2012 and 2011 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment December 31, 2012(1)	Recorded Investment December 31, 2011(1)
High	Senior Secured Loan	$525,562	$926,258
	Second Lien Loan	287,892	310,971
	Subordinated	10,621	14,392

		$824,075	$1,251,621

Moderate	Senior Secured Loan	$826,107	$645,939
	Second Lien Loan	27,585	—
	Subordinated	38,374	6,951

		$892,066	$652,890

Low	Senior Secured Loan	$3,716,831	$4,184,094
	Second Lien Loan	68,917	65,695
	Subordinated	81,733	111,240

		$3,867,481	$4,361,029

	Total Unallocated	$5,583,622	$6,265,540
	Total Allocated	445,437	68,692

	Total Loans Held for Investment	$6,029,059	$6,334,232

(1)
Recorded investment is defined as amortized cost plus accrued interest.

        During the years ended December 31, 2012, 2011 and 2010, the Company recorded charge-offs totaling $14.4 million, $31.8 million and $57.4 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

        As of December 31, 2012 and December 31, 2011, the Company had $128.3 million and $317.3 million of loans held for sale, respectively. During the year ended December 31, 2012, the Company transferred $115.0 million amortized cost amount of loans from held for investment to held for sale. During the year ended December 31, 2011, the Company transferred $862.2 million amortized cost amount of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company's determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company's investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. Also, during the year ended December 31, 2012, the Company transferred $114.9 million amortized cost amount from loans held for sale back to loans held for investment at the lower of cost or estimated fair value. During the year ended December 31, 2011, the Company transferred $448.3 million amortized cost amount from loans held for sale back to loans held for investment. These transfers back to held for investment occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

        The Company recorded a $2.7 million net charge to earnings during the year ended December 31, 2012 for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $128.3 million as of December 31, 2012. Comparatively, the Company recorded a $65.2 million net charge to earnings for the lower of cost or estimated fair value adjustment during the year ended December 31, 2011 for certain loans held for sale, which had a carrying value of $317.3 million as of December 31, 2011.

Defaulted Loans

        As of December 31, 2012, the Company held two corporate loans that were in default with a total amortized cost of $50.4 million from one issuer and were included in the loans for which the allocated component of the Company's allowance for loan losses was related to. As of December 31, 2011, the Company had no corporate loans in default.

Troubled Debt Restructurings

        During the year ended December 31, 2012, the Company exchanged an aggregate recorded investment of $67.7 million of loans from a single issuer for new loans of varying extended maturities and equity with a combined estimated fair value of $25.6 million, in a modification which qualified as a troubled debt restructuring. The interest rate did not change as a result of this modification. Prior to the restructuring, certain of the loans were included in the allocated component of the allowance for loan losses, while the remaining loans were in loans held for sale and were on non-accrual status. The difference between the recorded investment of the loans and the estimated fair value of the new loans and equity was charged-off against the allowance for loan losses and the lower of cost or estimated fair value allowance. The new loans were included in the allocated component of the allowance for loan losses and in loans held for sale and will be maintained on non-accrual status until performance has been demonstrated by the borrower for a suitable period of time, while the equity was carried at estimated fair value. The loans modified in the troubled restructuring were not in default at December 31, 2012. As of December 31, 2012, there were no commitments to lend additional funds to the borrower whose loans had been modified in the troubled debt restructuring.

        During the year ended December 31, 2011, the Company modified $11.2 million amortized cost of one corporate loan that qualified as a troubled debt restructuring and resulted in the Company recording an $0.8 million loss. This modification involved the restructuring of a debt instrument to equity investment, resulting in a new asset. The loans modified in the troubled restructuring were not in default at December 31, 2011. As of December 31, 2011, there were no commitments to lend additional funds to the borrower whose loans had been modified in the troubled debt restructuring.

        During the years ended December 31, 2012 and 2011, the Company modified $1.7 billion and $1.3 billion amortized cost of corporate loans, respectively, that did not qualify as troubled debt restructurings. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as troubled debt restructurings as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

were accomplished with modified loans that were not substantially different from the loans prior to modification.

Concentration Risk

        The Company's corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2012, approximately 46% of the total amortized cost basis of the Company's corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $1.0 billion, or approximately 16% of the aggregated amortized cost basis of the Company's corporate loans. As of December 31, 2011, approximately 47% of the total amortized cost basis of the Company's corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, Texas Competitive Electric Holdings Company LLC and Modular Space Corporation, which combined represented $992.5 million, or approximately 15% of the aggregated amortized cost basis of the Company's corporate loans.

        Note 7 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans held for investment and corporate loans held for sale pledged as collateral as of December 31, 2012 and 2011 (amounts in thousands):

	As of December 31, 2012	As of December 31, 2011
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$5,804,026	$6,448,404

Total	$5,804,026	$6,448,404

        As of December 31, 2012 and 2011, no corporate loans carried at estimated fair value were pledged as collateral for the Company's borrowings.

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

        The following table summarizes the Company's oil and gas properties as of December 31, 2012 and 2011 (amounts in thousands):

	As of December 31, 2012	As of December 31, 2011
Proved oil and natural gas properties (successful efforts method)	$315,446	$146,457
Unproved oil and natural gas properties	2,596	344
Less: Accumulated depreciation, depletion and amortization	(28,113)	(8,276)

Oil and gas properties, net	$289,929	$138,525

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. NATURAL RESOURCES ASSETS (Continued)

        For the years ended December 31, 2012 and 2011, the Company recorded $3.3 million and zero, respectively, of impairments which are included in net realized and unrealized gain on investments in the consolidated statements of operations.

        The Company accounts for certain of its oil and natural gas properties as business combinations under the acquisition method of accounting.

        During 2011, the Company completed the acquisition of certain oil and natural gas properties located in the Barnett Shale in Texas by funding approximately $56.7 million including costs, partially financed through its asset-based borrowing facility. The acquisition included proved reserves as of the acquisition date.

        During 2012, the Company completed the acquisition of certain oil and natural gas properties located in Louisiana, Mississippi, and Texas (most notably in the Barnett and Eagle Ford Shale), by funding approximately $178.3 million including costs, partially financed through its asset-based borrowing facility.

        The results of operations of these properties have been included in the consolidated financial statements since the acquisition dates. As these acquisitions were accounted for under the acquisition method of accounting, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the 2012 business combinations are not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

        The recognized fair values of the identifiable assets acquired and liabilities assumed in connection with all of these acquisitions are as follows (amounts in thousands):

	2012(1)	2011
Proved property	$160,751	$56,588
Unproved property	2,535	—
Other assets	16,724	—
Risk management liabilities	(1,037)	—
Accounts payable and accrued liabilities	(5,229)	(558)
Asset retirement obligation	(5,440)	(553)

Total	$168,304	$55,477

(1)
The amounts above represent a preliminary estimate of the fair values of the identifiable assets acquired and liabilities assumed for the acquisitions. The fair values of the identifiable assets acquired and liabilities assumed related to the acquisitions are expected to be finalized during 2013.

        In addition to the acquisitions above, during 2011, the Company purchased overriding royalty interests in the Eagle Ford Shale for approximately $55.0 million. During 2012, the Company participated and earned working interests in oil and natural gas properties located in Texas by funding approximately $1.4 million including costs. These amounts are included in oil and gas properties, net on the consolidated balance sheets.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BORROWINGS

        Certain information with respect to the Company's borrowings as of December 31, 2012 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$427,317	0.69%	1,577	$510,187
CLO 2005-2 senior secured notes	470,516	0.66	1,791	618,000
CLO 2006-1 senior secured notes	601,091	0.69	2,063	846,365
CLO 2007-1 senior secured notes	2,075,040	0.86	3,057	2,298,373
CLO 2007-1 junior secured notes(2)	209,555	—	3,057	232,109
CLO 2007-A senior secured notes	601,375	1.50	1,749	698,569
CLO 2007-A junior secured notes(3)	10,179	—	1,749	11,824
CLO 2011-1 senior debt	343,485	1.67	2,053	421,584
CLO 2012-1 senior secured notes(4)	362,280	2.58	4,367	40,180
CLO 2012-1 junior secured notes(4)	21,500	—	4,367	2,351

Total collateralized loan obligation secured debt	5,122,338			5,679,542
CLO 2007-1 junior secured notes to affiliates(5)	249,115	—	3,057	275,927
CLO 2007-A junior secured notes to affiliates(6)	47,442	—	1,749	55,110

Total collateralized loan obligation junior secured notes to affiliates	296,557			331,037
Senior secured credit facility	—	2.56	1,064	—
Asset-based borrowing facility	107,789	2.71	1,039	227,415

Total credit facilities	107,789			227,415
7.5% Convertible senior notes	166,028	7.50	1,476	—
8.375% Senior notes	250,735	8.38	10,546	—
7.500% Senior notes	111,443	7.50	10,671	—
Junior subordinated notes	283,517	5.43	8,712	—

Total borrowings	$6,338,407			$6,237,994

(1)
Collateral for borrowings consists of certain corporate loans, securities available-for-sale, equity investments at estimated fair value and oil and gas assets.

(2)
CLO 2007-1 junior secured notes consist of $203.7 million of mezzanine notes with a weighted average borrowing rate of 2.8% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)
CLO 2007-A junior secured notes consist of $5.6 million of mezzanine notes with a weighted average borrowing rate of 7.0% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(4)
CLO 2012-1 junior secured notes represent subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2012-1. In addition to the fair value of collateral, CLO 2012-1 held $357.7 million of principal cash as of December 31, 2012 as it was closed on December 21, 2012.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BORROWINGS (Continued)

(5)
CLO 2007-1 junior secured notes to affiliates consist of $118.8 million of mezzanine notes with a weighted average borrowing rate of 6.3% and $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(6)
CLO 2007-A junior secured notes to affiliates consist of $36.9 million of mezzanine notes with a weighted average borrowing rate of 7.5% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

        Certain information with respect to the Company's borrowings as of December 31, 2011 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Fair Value of Collateral(1)
CLO 2005-1 senior secured notes	$715,354	0.75%	1,943	$798,876
CLO 2005-2 senior secured notes	745,226	0.83	2,157	870,712
CLO 2006-1 senior secured notes	683,265	0.87	2,429	884,873
CLO 2007-1 senior secured notes	2,075,040	1.01	3,423	2,343,420
CLO 2007-1 junior secured notes(2)	61,491	—	3,423	69,444
CLO 2007-A senior secured notes	812,318	1.36	2,115	900,660
CLO 2007-A junior secured notes(3)	10,821	—	2,115	11,997
CLO 2011-1 senior debt	436,522	1.77	2,419	557,389

Total collateralized loan obligation secured debt	5,540,037			6,437,371
CLO 2007-1 junior secured notes to affiliates(4)	300,396	—	3,423	337,407
CLO 2007-A junior secured notes to affiliates(5)	65,452	—	2,115	72,570

Total collateralized loan obligation junior secured notes to affiliates	365,848			409,977
Senior secured credit facility	—	3.83	854	—
Asset-based borrowing facility	38,300	2.53	1,405	86,874

Total credit facilities	38,300			86,874
7.0% Convertible senior notes	135,086	7.00	197	—
7.5% Convertible senior notes	164,744	7.50	1,842	—
8.375% Senior notes	250,676	8.38	10,912	—
Junior subordinated notes	283,517	5.48	9,078	—

Total borrowings	$6,778,208			$6,934,222

(1)
Collateral for borrowings consists of certain corporate loans, securities available-for-sale, equity investments at estimated fair value and oil and gas assets.

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

CLO Debt

        The indentures governing the Company's CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company's Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011, and CLO 2006-1 ended its reinvestment period during the third quarter of 2012. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the years ended December 31, 2012 and 2011, $886.6 million and $528.2 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2007-1 and CLO 2012-1 will end their reinvestment periods during May 2014 and December 2016, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the years ended December 31, 2012 and 2011, $93.0 million and $2.9 million, respectively, of original CLO 2011-1 senior notes were repaid.

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

        On December 21, 2012, the Company closed CLO 2012-1, a $412.4 million secured financing transaction maturing December 16, 2024. The Company issued $367.5 million par amount of senior secured notes to unaffiliated investors, of which $342.5 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate at 2.39%. The Company also issued $21.5 million of subordinated notes. The investments that are owned by CLO 2012-1 collateralize the CLO 2012-1 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BORROWINGS (Continued)

        During the years ended December 31, 2012 and 2011, the Company issued $119.7 million par amount of CLO 2007-1 class D notes for proceeds of $95.1 million and zero, respectively. In addition, during years ended December 31, 2012 and 2011, the Company issued $11.3 million par amount of CLO 2007-A class C notes for proceeds of $10.6 million and zero, respectively.

Credit Facilities

Senior Secured Credit Facility

        On November 30, 2012, the Company entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the "2015 Facility"). The Company may obtain additional commitments under the 2015 Facility so long as the aggregate amount of commitments at any time does not exceed $350.0 million. The Company has the right to prepay loans under the 2015 Facility in whole or in part at any time. In connection with entering into the 2015 Facility, the Company terminated the commitments under its existing asset-based revolving credit facility. Loans under the 2015 Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. The 2015 Facility contains customary covenants, including ones that require the Company to satisfy a net worth financial test and maintain certain ratios relating to leverage and consolidated total assets. In addition, the 2015 Facility contains customary negative covenants applicable to the Company. As of December 31, 2012, the Company had no borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facility

        On December 7, 2012, the Company's five-year nonrecourse, asset-based revolving credit facility (the "2015 Natural Resources Facility"), maturing on November 5, 2015, was adjusted and reduced to $126.1 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company. As of December 31, 2012 and 2011, the Company had $107.8 million and $38.3 million of borrowings outstanding under the 2015 Natural Resources Facility.

        As of December 31, 2012, the Company believes it was in compliance with the covenant requirements for both credit facilities.

Convertible Debt

        On January 15, 2010, the Company issued $172.5 million of 7.5% convertible senior notes due January 15, 2017 ("7.5% Notes"). The 7.5% Notes bear interest at a rate of 7.5% per annum on the principal amount, accruing from January 15, 2010. Interest is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2010. The 7.5% Notes will mature on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. Holders of the 7.5% Notes may convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to the Company's right to terminate the conversion rights of the notes. As of

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BORROWINGS (Continued)

December 31, 2012, the conversion rate for each $1,000 principal amount of 7.5% Notes was 141.8256 common shares (equal to a conversion price of approximately $7.05 per share). On January 18, 2013, the Company issued a conversion rights termination notice ("Termination Notice") to holders of the 7.5% Notes whereby it terminated the right to convert the 7.5% Notes to common shares (see Note 17).

        In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and is included in paid-in-capital on the Company's consolidated balance sheet as of December 31, 2012 and 2011. The remaining liability component of $166.0 million and $164.7 million, included within convertible senior notes on the Company's consolidated balance sheets as of December 31, 2012 and 2011, respectively, is comprised of the principal $172.5 million less the unamortized debt discount of $6.5 million and $7.8 million as of December 31, 2012 and 2011, respectively. The total debt discount amortization recognized for the years ended December 31, 2012, 2011 and 2010 was $1.3 million, $1.2 million and $1.0 million, respectively. The debt discount amortized at the effective interest rate of 8.6%. For the years ended December 31, 2012, 2011 and 2010, the total interest expense recognized on the 7.5% Notes was $12.9 million, $12.9 million and $12.4 million, respectively.

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

Senior Notes

        On March 20, 2012, the Company issued $115.0 million par amount of 7.500% senior notes due March 20, 2042 ("7.500% Senior Notes"), resulting in net proceeds of $111.4 million. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year.

        On November 15, 2011, the Company issued $258.8 million par amount of 8.375% senior notes due November 15, 2041 ("8.375% Senior Notes"), resulting in net proceeds of $250.7 million. Interest on the 8.375% Senior Notes is payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BORROWINGS (Continued)

Contractual Obligations

        The table below summarizes the Company's contractual obligations (excluding interest) under borrowing agreements as of December 31, 2012 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CLO 2005-1 senior secured notes	$429,903	$—	$—	$429,903	$—
CLO 2005-2 senior secured notes	474,538	—	—	474,538	—
CLO 2006-1 senior secured notes	601,091	—	—	—	601,091
CLO 2007-1 senior secured notes	2,075,040	—	—	—	2,075,040
CLO 2007-1 junior secured notes	232,491	—	—	—	232,491
CLO 2007-A senior secured notes	601,375	—	—	601,375	—
CLO 2007-A junior secured notes	10,821	—	—	10,821	—
CLO 2011-1 senior debt	343,485	—	—	—	343,485
CLO 2012-1 senior secured notes	367,500	—	—	—	367,500
CLO 2012-1 junior secured notes	21,500	—	—	—	21,500
CLO 2007-1 junior secured notes to affiliates	249,115	—	—	—	249,115
CLO 2007-A junior secured notes to affiliates	47,442	—	—	47,442	—
Asset-based borrowing facility	107,789	—	107,789	—	—
Convertible senior notes	172,500	—	—	172,500	—
Senior notes	373,750	—	—	—	373,750
Junior subordinated notes	283,517	—	—	—	283,517

Total	$6,391,857	$—	$107,789	$1,736,579	$4,547,489

        The remaining contractual maturities in the table above were allocated assuming no prepayments and represent the principal amount of all notes, excluding any discount and accounting adjustments. Expected maturities may differ from contractual maturities because the Company, as the borrower, may have the right to call or prepay certain obligations, with or without call or prepayment penalties.

NOTE 8. DERIVATIVE INSTRUMENTS

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. DERIVATIVE INSTRUMENTS (Continued)

        The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2012 and December 31, 2011 (amounts in thousands):

	As of December 31, 2012		As of December 31, 2011
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$503,833	$(90,618)	$508,333	$(100,718)
Free-Standing Derivatives:
Commodity swaps	—	7,056	—	7,371
Credit default swaps—protection sold	—	19	33,500	(7,177)
Credit default swaps—protection purchased	(47,321)	(1,140)	—	—
Total rate of return swaps	—	—	—	152
Foreign exchange forward contracts	(338,313)	(20,975)	(234,524)	(12,224)
Foreign exchange options	130,207	8,277	130,207	13,394
Common stock warrants	—	3,318	—	2,332

Total		$(94,063)		$(96,870)

Cash Flow Hedges

        The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Company designates these interest rate swaps as cash flow hedges. As of December 31, 2012 and 2011, the Company had interest rate swaps with notional amounts totaling $503.8 million and $508.3 million, respectively. Changes in the estimated fair value of the interest rate swaps are recorded through other comprehensive loss, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period.

        During 2011, the Company entered into a $25.0 million notional pay-fixed, receive-variable interest rate swap. The swap has been designated as a cash flow hedge, the objective of which is to eliminate the variability of cash flows in the interest payments of the Company's floating rate junior subordinated notes due to fluctuations in the indexed rate. The hedged transaction period is through July 2037, which is the stated maturity of the floating rate debt. As of both December 31, 2012 and 2011, the total interest rate swaps used to hedge a portion of the interest rate risk associated with the Company's floating rate junior subordinated notes was $125.0 million.

        The following table shows the net gains (losses) recognized in other comprehensive loss related to derivatives in cash flow hedging relationships for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Net gains (losses) recognized in other comprehensive loss on cash flow hedges	$10,169	$(42,324)	$(13,935)

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. DERIVATIVE INSTRUMENTS (Continued)

        For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the years ended December 31, 2012, 2011 and 2010, the Company did not recognize any ineffectiveness in income on the consolidated statements of operations from its cash flow hedges.

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

        Gains and losses on free-standing derivatives are reported in net realized and unrealized gain (loss) on derivatives and foreign exchange in the consolidated statements of operations. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

Foreign Exchange Derivatives

        The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of December 31, 2012 and 2011, the net contractual notional balance of our foreign exchange options and forward contracts totaled $208.1 million and $104.3 million, respectively, all of which related to certain of our foreign currency denominated corporate debt holdings.

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

        As of December 31, 2012 and 2011, the Company had sold protection with a notional amount of zero and $33.5 million, respectively. In addition, as of December 31, 2012 and 2011, the Company had purchased protection with a notional amount of $47.3 million and zero, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the reference entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. DERIVATIVE INSTRUMENTS (Continued)

Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

        The following table shows the net realized losses on the Company's CDS for the years ended December 31 2012, 2011 and 2010 (amounts in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Gross realized gains	$3,066	$—	$—
Gross realized losses	(7,676)	—	—

Net realized losses	$(4,610)	$—	$—

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

        The Company entered into commodity derivative contracts, consisting of oil, natural gas and certain natural gas liquid products receive fixed, pay-floating swaps for certain years through 2016. Realized gains (losses) represent amounts related to the settlement of derivative instruments, which occur monthly, and for commodity derivatives, are aligned with the underlying production. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

        The following presents the Company's reported gains and losses on commodity derivative instruments (amounts in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Realized gains	$3,554	$352	$—
Unrealized gains (losses)	721	7,596	(226)

Total realized and unrealized gains (losses)	$4,275	$7,948	$(226)

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. DERIVATIVE INSTRUMENTS (Continued)

        The following table summarizes open positions as of December 31, 2012, and represents, as of such date, derivatives in place through December 31, 2016, on annual production volumes:

	Year ended December 31, 2012	Year ended December 31, 2013	Year ended December 31, 2014	Year ended December 31, 2015	Year ended December 31, 2016
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	—	6,742	5,821	3,788	1,805
Average price ($/MMBtu)	$—	$3.92	$4.34	$4.79	$4.44
Natural gas liquid positions:
Fixed price swaps:
Hedged volume (MBbls)	—	189.5	—	—	—
Average price ($/Bbl)	$—	$35.82	$—	$—	$—
Oil positions:
Fixed price swaps:
Hedged volume (MBbls)	—	18.5	16.7	3.9	—
Average price ($/Bbl)	$—	$92.63	$91.75	$95.55	$—

        The following table summarizes by derivative instrument type the effect on income from free-standing derivatives for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

Free-Standing Derivatives:	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Interest rate swaps	$—	$—	$311
Commodity swaps	4,275	7,948	(226)
Credit default swaps—protection sold	1,746	(6,030)	1,970
Credit default swaps—protection purchased	(6,884)	—	—
Total rate of return swaps	141	49	1,771
Foreign exchange forward contracts	(9,312)	5,072	(17,296)
Foreign exchange options	(5,406)	(1,398)	14,630
Common stock warrants	1,677	(890)	663

Net realized and unrealized (losses) gains on free-standing derivatives	$(13,763)	$4,751	$1,823

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of accumulated other comprehensive loss were as follows (amounts in thousands):

	As of December 31, 2012	As of December 31, 2011
Net unrealized gains on available-for-sale securities	$17,472	$62,248
Net unrealized losses on cash flow hedges	(87,698)	(97,867)

Accumulated other comprehensive loss	$(70,226)	$(35,619)

        The components of changes in other comprehensive loss were as follows (amounts in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Unrealized losses on securities available-for-sale:
Unrealized gains (losses) arising during period	$48,358	$(30,799)	$74,521
Reclassification adjustments for gains realized in net income(1)	(93,134)	(96,092)	(79,718)

Unrealized losses on securities available-for-sale	(44,776)	(126,891)	(5,197)

Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during period	10,169	(42,324)	(13,935)

Unrealized gains (losses) on cash flow hedges	10,169	(42,324)	(13,935)

Total other comprehensive loss	$(34,607)	$(169,215)	$(19,132)

(1)
Includes an impairment charge of $8.4 million, $3.7 million and $2.6 million for investments which were determined to be other-than-temporary for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 10. COMMITMENTS & CONTINGENCIES

Commitments

        As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company, subject to certain conditions, to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of December 31, 2012 and 2011, the Company had committed to purchase corporate loans with aggregate commitments totaling $254.2 million and $97.2 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of December 31, 2012 and 2011, the

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS & CONTINGENCIES (Continued)

Company had unfunded financing commitments for corporate loans totaling $9.8 million and $8.1 million, respectively. In addition, as December 31, 2012 and 2011, the Company had unfunded financing commitments, including financial guarantees, related to other assets, including equity investments and interests in joint ventures and partnerships, totaling approximately $220.9 million and $40.9 million, respectively. The Company did not have any significant losses as of December 31, 2012, nor does it expect any significant losses related to those assets for which it committed to purchase and fund.

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

        The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of December 31, 2012, the 2007 Share Incentive Plan authorizes a total of 8,714,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On January 17, 2012, the Compensation Committee of the board of directors granted the Manager 258,303 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2015. On August 9, 2012, certain members of the board of directors were granted 43,557 restricted common shares subject to graded vesting over three years with the final vesting date of August 9, 2015.

        The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2010	1,097,000	255,618	1,352,618
Issued	—	52,808	52,808
Vested	—	(95,822)	(95,822)

Unvested shares as of December 31, 2010	1,097,000	212,604	1,309,604
Issued	240,845	50,566	291,411
Vested	(1,097,000)	(92,903)	(1,189,903)
Cancelled	—	(24,591)	(24,591)

Unvested shares as of December 31, 2011	240,845	145,676	386,521
Issued	258,303	43,557	301,860
Vested	(60,211)	(96,980)	(157,191)

Unvested shares as of December 31, 2012	438,937	92,253	531,190

        The restricted common shares granted to the directors were valued using the fair value at the time of grant, which was $9.26, $7.91, and $8.90 per share, for the restricted common shares granted in 2012,

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. COMMON SHARES, RESTRICTED SHARES AND SHARE OPTIONS (Continued)

2011, and 2010, respectively. The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $10.56, $8.73 and $9.30 per share at December 31, 2012, 2011 and 2010, respectively. There were $2.9 million, $2.1 million and $1.3 million of total unrecognized compensation costs related to unvested restricted common shares granted as of December 31, 2012, 2011 and 2010, respectively. These costs are expected to be recognized through 2015.

        The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2010	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2010	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2011	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2012	1,932,279	$20.00

        As of December 31, 2012, 2011 and 2010, 1,932,279 common share options were exercisable. As of December 31, 2012, the common share options were fully vested and expire in August 2014. For the years ended December 31, 2012, 2011 and 2010, the components of share-based compensation expense are as follows (amounts in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Restricted shares granted to Manager	$2,270	$2,448	$5,784
Restricted shares granted to certain directors	932	830	1,108

Total share-based compensation expense	$3,202	$3,278	$6,892

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

Base Management Fees and Manager Share-Based Compensation

        For the year ended December 31, 2012, the Company incurred $28.2 million in base management fees. As of December 31, 2012, the Company had $2.4 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $2.3 million for the year ended December 31, 2012 (see Note 11). For the year ended December 31, 2011, the Company incurred $26.3 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $2.4 million for the year ended December 31, 2011 (see Note 11). For the year ended December 31, 2010, the Company incurred $19.1 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $5.8 million for the year ended December 31, 2010 (see Note 11). Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the consolidated statements of operations.

        The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company's common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $8.8 million of base management fees during each of the years ended December 31, 2012, 2011 and 2010.

Incentive Fees

        For the year ended December 31, 2012, the Manager earned $37.6 million of incentive fees. As of December 31, 2012, the Company had $6.1 million incentive fee payable to the Manager. Incentive fees of $34.2 million and $38.8 million were earned by the Manager during the years ended December 31, 2011 and 2010, respectively. Of the $38.8 million of incentive fees earned for the year ended December 31, 2010, the Manager permanently waived payment of $9.7 million of incentive fees that were related to the $38.7 million gain recorded by the Company as a result of the repurchase of $83.0 million of mezzanine and subordinate notes issued by CLO 2007-1 and CLO 2007-A during the

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS (Continued)

quarter ended March 31, 2010. Incentive fees are included in related party management compensation on the consolidated statements of operations.

CLO Management Fees

        An affiliate of the Manager entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2011-1 and CLO 2012-1 and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

        During the years ended December 31, 2012, 2011 and 2010, the collateral manager waived management fees for all CLOs, except for CLO 2005-1 and CLO 2012-1, and waived aggregate CLO management fees totaling $32.2 million, $34.0 million and $30.6 million, respectively. For years ended December 31, 2012, 2011 and 2010, the Company recorded an expense for CLO management fees totaling $4.2 million, $5.3 million and $5.4 million, respectively.

Reimbursable General and Administrative Expenses

        Certain general and administrative expenses are incurred by the Company's Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. For the year ended December 31, 2012, the Company incurred reimbursable general and administrative expenses to its Manager of $10.2 million, as compared to $8.2 million and $4.6 million for the years ended December 31, 2011 and 2010, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the consolidated statements of operations.

Affiliated Investments

        The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of December 31, 2012, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 29% of the total investment portfolio, and consisted of 32 issuers. The total $2.1 billion in affiliated investments was comprised of $2.0 billion of corporate loans, $39.3 million of corporate debt securities, and $73.8 million of equity investments, at estimated fair value. As of December 31, 2011, the aggregate par amount of these affiliated investments totaled $2.4 billion, or approximately 29% of the total investment portfolio, and consisted of 28 issuers. The total $2.4 billion in affiliated investments was comprised of $2.2 billion of corporate loans, $168.1 million of corporate debt securities and $62.0 million of equity investments, at estimated fair value.

        In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of December 31, 2012 and 2011, the aggregate cost amount of these interests in joint ventures and partnerships, which are included in other assets on the consolidated balance sheets, totaled $137.6 million and zero, respectively.

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

        The Company owns both REIT and domestic taxable corporate subsidiaries. The Company's REIT subsidiaries are not expected to incur federal tax expense but are subject to limited state income tax expense related to the 2012 tax year. The domestic taxable corporate subsidiaries taxed as regular corporations under the Code are expected to incur federal and state tax expense related to the 2012 tax year. The Company owns an interest in several foreign subsidiaries that from time to time generate income that is subject to state tax and United States tax withholding. The Company also owns foreign investments that generate income that is subject to foreign tax withholding. The income tax (benefit) expense for the years ended December 31, 2012, 2011 and 2010 consisted of the following components (amounts in thousands):

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Current:
Federal income tax	$3,442	$1,129	$(79)
Federal withholding tax	18	(16)	63
State income tax	759	629	90
Foreign withholding tax	54	154	628

Total	4,273	1,896	702

Deferred:
Federal income tax	(6,221)	4,709	—
State income tax	(1,519)	1,406	—

Total	(7,740)	6,115	—

Total income tax (benefit) expense	$(3,467)	$8,011	$702

        The tax provision for domestic taxable corporate subsidiaries taxed as regular corporations was based on a combined federal and state income tax rate of 39.55% at December 31, 2012, 41.02% at December 31, 2011 and 40.75% at December 31, 2010. The tax rate is equivalent to the combined federal statutory income tax rate and the state statutory income tax rate, net of federal benefit.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

        The table below discloses the carrying value and the estimated fair value of the Company's financial instruments, as well as the respective hierarchy classifications, as of December 31, 2012 (amounts in thousands):

	As of December 31, 2012		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash, restricted cash, and cash equivalents	$1,134,002	$1,134,002	$1,134,002	$—	$—
Securities available-for-sale	412,293	412,293	—	370,072	42,221
Other securities, at estimated fair value	37,385	37,385	—	34,476	2,909
Residential mortgage-backed securities	83,842	83,842	—	—	83,842
Corporate loans, net of allowance for loan losses of $223,472 as of December 31, 2012	5,783,689	5,831,218	—	5,203,763	627,455
Corporate loans held for sale	128,289	195,078	—	151,327	43,751
Corporate loans, at estimated fair value	35,879	35,879	—	19,738	16,141
Equity investments, at estimated fair value	161,621	161,621	23,790	40,085	97,746
Derivative assets	23,207	23,207	1,744	11,327	10,136
Private equity investments, at cost(1)	405	1,635	—	—	1,635
Interests in joint ventures and partnerships(1)	142,477	142,477	—	—	142,477
Other assets	17,148	16,777	—	16,439	338
Financial Liabilities:
Collateralized loan obligation secured debt	$5,122,338	$5,020,115	$—	$—	$5,020,115
Collateralized loan obligation junior secured notes to affiliates	296,557	290,948	—	—	290,948
Credit facilities	107,789	107,789	—	—	107,789
Convertible senior notes	166,028	268,238	—	268,238	—
Senior notes	362,178	412,126	412,126	—	—
Junior subordinated notes	283,517	134,351	—	—	134,351
Securities sold, not yet purchased(2)	1,158	1,158	1,158	—	—
Derivative liabilities	117,270	117,270	—	116,985	285

(1)
Included within other assets on the consolidated balance sheets.

(2)
Included within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The table below discloses the carrying value and the estimated fair value of the Company's financial instruments as of December 31, 2011 (amounts in thousands):

	As of December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash, restricted cash, and cash equivalents	$791,774	$791,774
Securities available-for-sale	816,453	816,453
Other securities, at estimated fair value	19,671	19,671
Residential mortgage-backed securities	86,479	86,479
Corporate loans, net of allowance for loan losses of $191,407 as of December 31, 2011	6,122,891	5,999,771
Corporate loans held for sale	317,332	359,463
Corporate loans, at estimated fair value	3,176	3,176
Equity investments, at estimated fair value	189,845	189,845
Interest and principal receivable	62,124	62,124
Derivative assets	28,463	28,463
Private equity investments, at cost(1)	780	780
Financial Liabilities:
Collateralized loan obligation secured debt	$5,540,037	$5,200,534
Collateralized loan obligation junior secured notes to affiliates	365,848	283,914
Credit facilities	38,300	38,300
Convertible senior notes	299,830	368,502
Senior notes	250,676	261,834
Junior subordinated notes	283,517	262,962
Accounts payable, accrued expenses and other liabilities	23,424	23,424
Accrued interest payable	25,536	25,536
Accrued interest payable to affiliates	6,561	6,561
Related party payable	11,078	11,078
Securities sold, not yet purchased	1,256	1,256
Derivative liabilities	125,333	125,333

(1)
Included within other assets on the consolidated balance sheets.

Fair Value Measurements

        The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and indicates the fair value

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Securities:
Corporate debt securities	$—	$370,072	$42,221	$412,293
Other securities, at estimated fair value	—	34,476	2,909	37,385
Residential mortgage-backed securities	—	—	83,842	83,842

Total securities	—	404,548	128,972	533,520
Corporate loans, at estimated fair value	—	19,738	16,141	35,879
Equity investments, at estimated fair value	23,790	40,085	97,746	161,621
Derivatives:
Foreign exchange options	—	—	8,562	8,562
Commodity swaps	—	8,557	—	8,557
Common stock warrants	1,744	—	1,574	3,318
Foreign exchange forward contracts	—	2,615	—	2,615
Credit default swaps—protection sold	—	19	—	19
Credit default swaps—protection purchased	—	136	—	136

Total derivatives	1,744	11,327	10,136	23,207
Other assets:
Interests in joint ventures and partnerships	—	—	142,477	142,477
Other assets	—	319	—	319

Total other assets	—	319	142,477	142,796

Total	$25,534	$476,017	$395,472	$897,023

Liabilities:
Securities sold, not yet purchased	$(1,158)	$—	$—	$(1,158)
Derivatives:
Interest rate swaps	—	(90,618)	—	(90,618)
Foreign exchange forward contracts	—	(23,590)	—	(23,590)
Credit default swaps—protection purchased	—	(1,276)	—	(1,276)
Commodity swaps	—	(1,501)	—	(1,501)
Foreign exchange options	—	—	(285)	(285)

Total derivatives	—	(116,985)	(285)	(117,270)

Total	$(1,158)	$(116,985)	$(285)	$(118,428)

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents information about the Company's assets measured at fair value on a non-recurring basis as of December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Corporate loans held for sale(1)	$—	$49,521	$24,347	$73,868

Total	$—	$49,521	$24,347	$73,868

(1)
As of December 31, 2012, total loans held for sale had a carrying value of $128.3 million of which $73.9 million was carried at estimated fair value and the remaining $54.4 million carried at amortized cost. Of the $73.9 million carried at estimated fair value, $49.5 million was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $24.3 million was classified as Level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents information about the Company's financial assets and liabilities (including derivatives that are presented net) measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2011
Assets:
Securities:
Securities available-for-sale:
Corporate debt securities	$—	$736,010	$67,233	$803,243
Common and preferred stock	11,902	1,308	—	13,210

Total securities available-for-sale	11,902	737,318	67,233	816,453
Other securities, at estimated fair value	—	16,893	2,778	19,671
Residential mortgage-backed securities	—	—	86,479	86,479

Total securities	11,902	754,211	156,490	922,603
Corporate loans, at estimated fair value	—	3,176	—	3,176
Equity investments, at estimated fair value	10,498	28,385	150,962	189,845
Derivatives:
Total rate of return swaps	—	—	152	152
Foreign exchange options, net	—	—	13,394	13,394
Commodity swaps, net	—	7,371	—	7,371
Common stock warrants	1,066	—	1,266	2,332

Total derivatives	1,066	7,371	14,812	23,249
Other assets	—	—	567	567

Total	$23,466	$793,143	$322,831	$1,139,440

Liabilities:
Securities sold, not yet purchased	$(1,256)	$—	$—	$(1,256)
Derivatives:
Interest rate swaps	—	(100,718)	—	(100,718)
Foreign exchange forward contracts, net	—	(12,224)	—	(12,224)
Credit default swaps—protection sold, net	—	(7,177)	—	(7,177)

Total derivatives	—	(120,119)	—	(120,119)

Total	$(1,256)	$(120,119)	$—	$(121,375)

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

        The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the year ended December 31, 2012 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Interest in Joint Ventures and Partnerships	Other Assets
Beginning balance as of January 1, 2012	$67,233	$2,778	$86,479	$—	$150,962	$152	$1,266	$13,394	$—	$567
Total gains or losses (for the period):
Included in earnings(1)	1,171	131	6,306	429	1,708	141	308	(5,117)	4,391	342
Included in other comprehensive loss	12,202	—	—	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—	34,230	—
Transfers out of Level 3(2)	(2,721)	—	—	—	(34,230)	—	—	—	—	—
Purchases	—	—	—	15,056	18,060	—	—	—	104,728	—
Sales	(24,660)	—	—	—	(4,365)	—	—	—	—	(706)
Settlements	(11,004)	—	(8,943)	656	(34,389)	(293)	—	—	(872)	(203)

Ending balance as of December 31, 2012	$42,221	$2,909	$83,842	$16,141	$97,746	$—	$1,574	$8,277	$142,477	$—

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$506	$131	$28,543	$429	$14,579	$—	$308	$(5,117)	$4,391	$—

(1)
Amounts are included in net realized and unrealized gain on investments, net realized and unrealized loss on derivatives and foreign exchange or net realized and unrealized gain (loss) on residential mortgage-backed securities, at estimated fair value in the consolidated statements of operations.

(2)
There were no transfers between Level 1 or 2. Securities available-for-sale: corporate debt securities were transferred out of Level 3 to Level 2 because observable market data became available. The remaining transfers into and out of Level 3 represented the reclassification of certain assets from equity investments, at estimated fair value to interests in joint ventures and partnerships. The Company's policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2012 (dollar amounts in thousands):

	Balance as of December 31, 2012	Valuation Techniques(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Assets:
Securities available-for-sale:	$42,221	Yield Analysis	Yield	11% - 46% (16%)	Decrease
Corporate debt securities			Discount margin	1100bps - 4550bps	Decrease
				(1450bps)
			Net leverage	3x - 13x (6x)	Decrease
			Illiquidity discount	3% (3%)	Decrease
			EBITDA multiple	6x - 8x (7x)	Increase
		Broker quotes	Offered quotes	69 - 105 (88)	Increase
Other securities, at estimated fair value	$2,909	Yield Analysis	Yield	10% (10%)	Decrease
Residential mortgage-backed securities	$83,842	Discounted cash flows	Probability of default	0% - 21% (6%)	Decrease
			Loss severity	18% - 80% (30%)	Decrease
			Constant prepayment rate	1% - 35% (13%)		(5)
Corporate loans, at estimated fair value	$16,141	Yield Analysis	Illiquidity discount	15% (15%)	Decrease
			Net leverage	8x - 9x (9x)	Decrease
			EBITDA multiple	9x - 10x (10x)	Increase
		Broker quotes	Offered quotes	8 - 40 (39)	Increase
Equity investments, at estimated fair value	$97,746	Market comparables	LTM EBITDA multiple	7x - 12x (10x)	Increase
			Forward EBITDA multiple	6x - 12x (10x)	Increase
			Control premium	0% (0%)	Increase
		Discounted cash flows	Weighted average cost of capital	6% - 16% (10%)	Decrease
			LTM EBITDA exit multiple	7x - 12x (9x)	Increase
Common stock warrants	$1,574	Market comparables	LTM EBITDA multiple	7x (7x)	Increase
			Forward EBITDA multiple	7x (7x)	Increase
			Illiquidity discount	15% (15%)	Decrease
		Discounted cash flows	Weighted average cost of capital	12% (12%)	Decrease
			LTM EBITDA exit multiple	7x (7x)	Increase
Foreign exchange options	$8,562	Option pricing model	Forward and spot rates	0 - 2 (1)		(6)
Interests in joint ventures and partnerships	$142,477	Discounted cash flows	Illiquidity discount	10% - 15% (10%)	Decrease
			Weighted average cost of capital	13% - 30% (18%)	Decrease
Liabilities:
Foreign exchange options	$(285)	Option pricing model	Forward and spot rates	0.02 (0.02)		(6)

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

(2)
The significant unobservable inputs used in the fair value measurement of the Company's assets and liabilities may include the last twelve months ("LTM") EBITDA multiple, weighted average cost of capital, discount margin, probability of default, loss severity and constant prepayment rate. In determining certain of these inputs, management evaluates a variety of factors including economic, industry and market trends and developments; market valuations of comparable companies; and company specific developments including potential exit strategies and realization opportunities. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SEGMENT REPORTING

        Operating segments are defined as components of a company in which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through multiple reportable business segments. Prior to 2011, the Company operated under a single business segment of credit ("Credit"). However, during 2011, the Company began purchasing additional working interests and overriding royalty interests in oil and natural gas properties, as well as other non-credit investments. As of December 31, 2011, the Company determined that it met certain segment reporting requirements and accordingly, began disclosing information by segment based on its acquisition of additional natural resources assets, combined with its belief that other areas of investment focus including natural resources, while not significant at that time, may become a significant part of its business. In aggregate, these business segments were reported as other ("Other"). Effective September 30, 2012, based on the growing significance of natural resources, the Company changed the basis of presentation from reporting solely the Credit and Other segments to reporting Credit, natural resources ("Natural Resources") and Other. The prior period balances have been reclassified for comparative purposes.

        The Company's segments are differentiated primarily by their investment focuses. The Credit segment consists primarily of below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, private and public equity investments, and distressed and stressed debt securities. The Natural Resources segment, which was previously included within Other, consists of non-operated working and overriding royalty interests in oil and natural gas properties. The Other segment includes all other portfolio holdings, consisting solely of commercial real estate. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company.

        The Company evaluates the performance of its segments based on several components including total revenues, total investment costs and expenses, total other income (loss), and total other expenses. Net income includes (i) revenues, (ii) related investment costs and expenses, (ii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments and derivatives, and (iii) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense on holding company debt, base management fees and professional services are allocated to individual segments based on the carrying value of the assets within those segments. These allocations are calculated based on the investment portfolio balance in each respective segment as of the most recent year-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors' expenses and share-based compensation expense are not allocated to individual segments in the Company's assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SEGMENT REPORTING (Continued)

        The following table shows data of reportable segments reconciled to amounts reflected in the consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	Credit			Natural Resources			Other			Reconciling Items(1)			Total Consolidated
For the Years Ended December 31	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010	2012	2011	2010
Total revenues	$490,861	$511,392	$504,471	$64,535	$30,629	$888	$77	$—	$—	$—	$—	$—	$555,473	$542,021	$505,359
Total investment costs and expenses	257,269	196,415	187,345	60,668	18,747	1,607	438	—	—	—	—	—	318,375	215,162	188,952
Total other income (loss)	199,278	85,499	143,578	1,881	7,948	(226)	4,663	—	—	—	—	—	205,822	93,447	143,352
Total other expenses	48,640	46,371	37,149	5,111	3,823	586	217	—	—	44,189	44,029	50,258	98,157	94,223	87,993
Income tax (benefit) expense	(3,468)	7,941	697	—	70	5	1	—	—	—	—	—	(3,467)	8,011	702

Net income (loss)	$387,698	$346,164	$422,858	$637	$15,937	$(1,536)	$4,084	$—	$—	$(44,189)	$(44,029)	$(50,258)	$348,230	$318,072	$371,064

(1)
Consists of certain expenses not allocated to individual segments including incentive fees of $37.6 million, $34.2 million and $38.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The remaining reconciling items include insurance expenses, directors' expenses and share-based compensation expense.

        The following table shows total assets of reportable segments reconciled to amounts reflected in the consolidated financial statements as of December 31, 2012 and 2011 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
As of December 31	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Total assets	$7,904,116	$8,487,702	$399,225	$158,082	$53,742	$557	$1,796	$887	$8,358,879	$8,647,228

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

        The following is a presentation of the quarterly results of operations for the years ended December 31, 2012 and December 31, 2011:

	2012
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$133,655	$143,334	$140,550	$137,934
Total investment costs and expenses	72,568	70,900	67,115	107,792
Total other income	37,398	73,043	16,543	78,838
Total other expenses	21,391	33,196	18,570	25,000

Income before income taxes	77,094	112,281	71,408	83,980
Income tax expense (benefit)	81	317	203	(4,068)

Net income	$77,013	$111,964	$71,205	$88,048

Net income per common share:
Basic(1)
Net income per share	$0.43	$0.63	$0.40	$0.49
Diluted(1)(2)
Net income per share	$0.40	$0.61	$0.39	$0.48
Weighted average number of common shares outstanding:
Basic	177,906	177,862	177,809	177,775
Diluted	202,371	183,431	181,642	182,247

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

(2)
The fourth quarter of 2012 diluted EPS includes the impact of the convertible senior notes settled in common shares using the if-converted method (see Notes 3 and 17).

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED) (Continued)

	2011
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$136,408	$134,440	$135,843	$135,330
Total investments costs and expenses	50,749	53,262	53,355	57,796
Total other income (loss)	13,739	(29,306)	62,578	46,436
Total other expenses	22,750	12,449	30,138	28,886

Income before income taxes	76,648	39,423	114,928	95,084
Income tax (benefit) expense	(333)	(397)	7,424	1,317

Net income	$76,981	$39,820	$107,504	$93,767

Net income per common share:
Basic(1)
Net income per share	$0.43	$0.22	$0.60	$0.53
Diluted(1)
Net income per share	$0.43	$0.22	$0.59	$0.51
Weighted average number of common shares outstanding:
Basic	177,759	177,723	177,674	177,075
Diluted	179,675	180,220	182,393	181,292

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

NOTE 17. SUBSEQUENT EVENTS

        On January 17, 2013, the Company issued 14.95 million of 7.375% Series A LLC Preferred Shares ("Series A LLC Preferred Shares") for gross proceeds of $373.8 million, and net proceeds of $362.0 million. The Series A LLC Preferred Shares trade on the New York Stock Exchange under the ticker symbol "KFN.PR" and began trading on January 28, 2013. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by the Company's board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2013, at a rate per annum equal to 7.375%.

        On January 18, 2013, in accordance with the indenture relating to the 7.5% Notes, the Company issued the Termination Notice to holders of the 7.5% Notes whereby it terminated the right to convert the 7.5% Notes to common shares. Per the indenture, the Company was able to terminate the conversion rights of the notes if the closing price of its shares exceeded 150% of the conversion price then in effect for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which it provided notice of the election to terminate the conversion rights. The conversion rate as of January 18, 2013 was equal to 141.8256 common shares for each $1,000 principal amount of 7.5% Notes, plus an additional 9.2324 common shares per $1,000 principal amount to account for the make-whole premium. As set forth in the Termination Notice, the 7.5% Notes were no longer convertible to common shares as of February 17, 2013. Through February 17, 2013, $172.5 million of the 7.5% Notes had been tendered for conversion, which were settled with 26.1 million shares.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. SUBSEQUENT EVENTS (Continued)

        On January 31, 2013, the Company's board of directors declared a cash distribution for the quarter ended December 31, 2012 of $0.21 per share to common shareholders of record on February 19, 2013. The distribution is payable on February 28, 2013. In addition, on January 31, 2013, the Company's board of directors declared a special cash distribution for the year ended December 31, 2012 of $0.05 per share to common shareholders of record on March 14, 2013. The distribution is payable on March 28, 2013.

        On February 14, 2013, the Compensation Committee of the board of directors granted the Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

SUPPLEMENTAL OIL AND NATURAL GAS DATA (UNAUDITED)

        The following discussion and analysis should be read in conjunction with the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which are included in this Annual Report on Form 10-K in Item 8. "Financial Statements and Supplementary Data."

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

        Costs incurred in oil and natural gas property acquisition, exploration and development, whether capitalized or expensed, are presented below (amounts in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Property acquisitions costs:(1)
Proved(2)	$160,751	$111,232	$33,214
Unproved	2,535	—	477
Exploration costs	—	97	—
Development costs	13,074	1,672	110

Total costs incurred	$176,360	$113,001	$33,801

(1)
See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations for details about the Company's acquisitions.

(2)
Includes approximately $55.0 million of costs incurred for the purchase of overriding royalty interests in the Eagle Ford Shale in 2011.

Oil and Natural Gas Capitalized Costs

        Aggregate capitalized costs related to oil, natural gas and natural gas liquid production activities with applicable accumulated depreciation, depletion and amortization are presented below (amounts in thousands):

	December 31, 2012	December 31, 2011
Proved oil and natural gas properties	$315,446	$146,457
Unproved oil and natural gas properties	2,596	344
Less: Accumulated depreciation, depletion and amortization	(28,113)	(8,276)

Net capitalized costs	$289,929	$138,525

Results of Oil and Natural Gas Producing Activities

        The results of operations for oil, natural gas and natural gas liquid producing activities (excluding corporate overhead and interest costs) are presented below (amounts in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Revenues and other:
Oil, natural gas and natural gas liquid sales	$61,329	$29,135	$888
Other(1)	3,206	1,494	—
Production costs:
Lease operating expenses	14,562	4,415	177
Workover expense	3,335	941	—
Transportation and marketing expenses	7,477	985	—
Severance and ad valorem taxes	3,606	1,425	—
Other costs:
Exploration	—	97	—
Depreciation, depletion and amortization	21,931	8,015	324
Impairment of long-lived assets	3,308	—	—
Margin tax expense	—	70	5
General, administrative and other expenses	6,242	4,304	1,302

Results of Operations	$4,074	$10,377	$(920)

(1)
Excludes unrealized gains or losses on the mark-to-market of commodity derivative contracts.

        There is no federal tax provision included in the results above because the Company's subsidiaries subject to federal tax do not own any of the Company's oil and natural gas interests.

Proved Oil, Natural Gas and Natural Gas Liquid Reserves

        The proved reserves of oil, natural gas and natural gas liquids of the Company have been prepared by the independent engineering firms, Netherland, Sewell & Associates, Inc. ("NSAI") and LaRoche Petroleum Consultants, Ltd. ("LaRoche"), and aggregated by the Company. In accordance with SEC regulations, reserves at December 31, 2012, 2011 and 2010, were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. An analysis of the change in estimated quantities of oil, natural gas and natural gas liquid reserves, all of which are located within the United States, is shown below.

        The proved reserves of oil, natural gas, and natural gas liquids of the Company shown below (and information for the Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves) does not include certain overriding royalty interests in the Eagle Ford Shale purchased in 2011 since this information is unavailable to the Company. In relation to these overriding royalty interests, the Company's share of oil, natural gas, and natural gas liquids produced in

2012 was 182.7 MBbls, 603.6 MMcf, and 60.8 MBbls and in 2011 was 97.4 MBbls, 224.3 MMcf, and 25.1 MBbls.

	Year Ended December 31, 2012
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	44.4	0.2	4.6	73.2
Revisions of previous estimates	(12.1)	—	(0.9)	(17.5)
Purchase of minerals in place	67.9	0.6	2.9	88.9
Extensions, discoveries and other additions	2.8	1.6	0.3	14.2
Production	(8.2)	(0.1)	(0.2)	(10.0)
End of year	94.8	2.3	6.7	148.8
Proved developed reserves:
Beginning of year	33.0	0.1	3.3	53.4
End of year	75.8	0.6	5.0	109.4
Proved undeveloped reserves:
Beginning of year	11.4	0.1	1.3	19.8
End of year	19.0	1.7	1.7	39.4

	Year Ended December 31, 2011
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	14.4	0.1	1.2	22.2
Revisions of previous estimates	1.7	—	0.6	5.3
Purchase of minerals in place	30.2	0.1	3.0	48.8
Extensions, discoveries and other additions	0.5	—	—	0.5
Production	(2.4)	—	(0.2)	(3.6)
End of year	44.4	0.2	4.6	73.2
Proved developed reserves:
Beginning of year	14.0	0.1	1.2	21.8
End of year	33.0	0.1	3.3	53.4
Proved undeveloped reserves:
Beginning of year	0.4	—	—	0.4
End of year	11.4	0.1	1.3	19.8

	Year Ended December 31, 2010
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	—	—	—	—
Revisions of previous estimates	—	—	—	—
Purchase of minerals in place	14.5	0.1	1.2	22.3
Extensions, discoveries and other additions	—	—	—	—
Production	(0.1)	—	—	(0.1)
End of year	14.4	0.1	1.2	22.2
Proved developed reserves:
Beginning of year	—	—	—	—
End of year	14.0	0.1	1.2	21.8
Proved undeveloped reserves:
Beginning of year	—	—	—	—
End of year	0.4	—	—	0.4

        The tables above include changes in estimated quantities of oil and natural gas liquid reserves shown in Mcf equivalents at a rate of one barrel per six Mcf.

        Proved reserves increased by approximately 75.6 Bcfe to approximately 148.8 Bcfe for the year ended December 31, 2012, from 73.2 Bcfe for the year ended December 31, 2011. The year ended December 31, 2012, includes 17.5 Bcfe in negative revisions of previous estimates, due primarily to pricing and asset performance. Multiple acquisitions during the year ended December 31, 2012, increased proved reserves by approximately 88.9 Bcfe. In addition, extensions and discoveries, primarily from certain productive wells drilled during the year, contributed approximately 12.9 Bcfe to the increase in proved reserves.

        Proved reserves increased by approximately 51.0 Bcfe to approximately 73.2 Bcfe for the year ended December 31, 2011, from 22.2 Bcfe for the year ended December 31, 2010. The year ended December 31, 2011, includes 5.3 Bcfe in positive revisions of previous estimates, due primarily to contractual and performance revisions. An acquisition made during the year ended December 31, 2011, increased proved reserves by approximately 48.8 Bcfe. In addition, extensions and discoveries contributed approximately 0.5 Bcfe to the increase in proved reserves.

        Proved reserves totaled approximately 22.2 Bcfe for the year ended December 31, 2010. The Company made its first natural resources acquisition during the fourth quarter of 2010.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves

        Information with respect to the standardized measure of discounted future net cash flows relating to proved reserves is summarized below. Future cash inflows are computed by applying applicable prices relating to the Company's proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. There are no future income tax expenses because the Company is not subject to federal income taxes.

(amounts in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Future estimated revenues	$613,781	$346,384	$108,154
Future estimated production costs	(209,312)	(107,256)	(46,590)
Future estimated development costs	(138,158)	(39,909)	(1,111)

Future net cash flows	266,311	199,219	60,453
10% annual discount for estimated timing of cash flows	(130,588)	(91,535)	(25,812)

Standardized measure of discounted future net cash flows	$135,723	$107,684	$34,641

        In accordance with SEC regulations, reserves at December 31, 2012, 2011 and 2010 were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. The prices utilized in calculating our total estimated proved reserves at December 31, 2012, 2011 and 2010 were $91.21 per Bbl of oil and $2.76 per MMBtu of natural gas; $92.71 per Bbl of oil and $4.12 per MMBtu of natural gas; $75.96 per Bbl of oil and $4.38 per MMBtu of natural gas, respectively. The price used to estimate reserves is held constant over the life of the reserves.

        The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows (amounts in thousands):

	December 31, 2012	December 31, 2011	December 31, 2010
Standardized measure at beginning of period	$107,684	$34,641	$—
Sales and transfers of oil, natural gas and natural gas liquid produced during the period	(16,274)	(13,032)	(706)
Net change in sales and transfer prices and production costs related to future production	(43,603)	3,887	—
Net change in future development costs	(2,104)	(1,870)	—
Purchase of minerals in place flows	81,845	71,059	35,347
Extensions, discoveries, and improved recovery	25,290	110	—
Previously estimated development costs incurred during the period	—	433	—
Net change due to revisions in quantity estimates	(26,209)	7,686	—
Accretion of discount	10,768	3,464	—
Changes in timing and other	(1,674)	1,306	—

Standardized measure of discounted future net cash flows	$135,723	$107,684	$34,641