Form 10-Q
period 2013-03-31
KKR Financial Holdings LLC
filed 2013-05-08
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of the registrant’s common shares outstanding as of May 1, 2013 was 204,784,871.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$713,160	$237,606
Restricted cash and cash equivalents	722,104	896,396
Securities	502,196	533,520
Corporate loans, net (includes $107,395 and $128,289 loans held for sale as of March 31, 2013 and December 31, 2012, respectively)	5,838,164	5,947,857
Equity investments, at estimated fair value ($9,746 and $7,187 pledged as collateral as of March 31, 2013 and December 31, 2012, respectively)	185,047	161,621
Oil and gas properties, net	297,516	289,929
Derivative assets	21,694	23,207
Interest and principal receivable	38,977	46,960
Other assets	254,653	221,783
Total assets	$8,573,511	$8,358,879
Liabilities
Collateralized loan obligation secured notes	$5,058,520	$5,122,338
Collateralized loan obligation junior secured notes to affiliates	193,921	296,557
Credit facilities	46,089	107,789
Convertible senior notes	—	166,028
Senior notes	362,202	362,178
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	40,952	25,931
Accrued interest payable	17,794	20,519
Accrued interest payable to affiliates	5,577	6,632
Related party payable	21,706	10,998
Derivative liabilities	100,176	117,270
Total liabilities	6,130,454	6,519,757
Shareholders’ Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 and zero issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common shares, no par value, 500,000,000 shares authorized, and 204,784,871 and 178,437,078 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Paid-in-capital	3,311,481	2,762,584
Accumulated other comprehensive loss	(53,543)	(70,226)
Accumulated deficit	(814,881)	(853,236)
Total shareholders’ equity	2,443,057	1,839,122
Total liabilities and shareholders’ equity	$8,573,511	$8,358,879

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Revenues:
Loan interest income	$98,261	$104,094
Securities interest income	14,862	22,576
Oil and gas revenue	23,805	11,053
Other	3,522	211
Total revenues	140,450	137,934
Investment costs and expenses:
Interest expense	41,880	40,715
Interest expense to affiliates	9,917	12,859
Provision for loan losses	11,068	46,498
Oil and gas production costs	7,908	2,873
Oil and gas depreciation, depletion and amortization	8,988	3,181
Other	1,288	1,666
Total investment costs and expenses	81,049	107,792
Other income:
Net realized and unrealized gain on investments	94,727	66,542
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(8,852)	9,149
Net loss on restructuring and extinguishment of debt	(20,269)	(445)
Other income	8,614	3,592
Total other income	74,220	78,838
Other expenses:
Related party management compensation	28,306	18,113
General, administrative and directors expenses	4,794	4,991
Professional services	1,727	1,896
Total other expenses	34,827	25,000
Income before income taxes	98,794	83,980
Income tax expense (benefit)	458	(4,068)
Net income	$98,336	$88,048
Preferred share distributions	6,738	—
Net income available to common shareholders	$91,598	$88,048
Net income per common share:
Basic	$0.46	$0.49
Diluted	$0.46	$0.48
Weighted average number of common shares outstanding:
Basic	197,153	177,775
Diluted	197,153	182,247

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net income	$98,336	$88,048
Other comprehensive income:
Unrealized gains on securities available-for-sale	5,525	17,647
Unrealized gains on cash flow hedges	11,158	14,592
Total other comprehensive income	16,683	32,239
Comprehensive income	$115,019	$120,287

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

	Preferred Shares		Common Shares		Accumulated Other		Total
	Shares	Paid-In Capital	Shares	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity
Balance at January 1, 2013	—	$—	178,437	$2,762,584	$(70,226)	$(853,236)	$1,839,122
Net income	—	—	—	—	—	98,336	98,336
Other comprehensive income	—	—	—	—	16,683	—	16,683
Distributions declared on preferred shares	—	—	—	—	—	(6,738)	(6,738)
Distributions declared on common shares	—	—	—	—	—	(53,243)	(53,243)
Grant of restricted common shares	—	—	292	—	—	—	—
Issuance of common shares	—	—	30	321	—	—	321
Repurchase and cancellation of common shares	—	—	(25)	(280)	—	—	(280)
Issuance of common shares in exchange for convertible notes	—	—	26,051	186,254	—	—	186,254
Issuance of preferred shares	14,950	361,622	—	—	—	—	361,622
Share-based compensation expense related to restricted common shares	—	—	—	980	—	—	980
Balance at March 31, 2013	14,950	$361,622	204,785	$2,949,859	$(53,543)	$(814,881)	$2,443,057

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Cash flows from operating activities:
Net income	$98,336	$88,048
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (loss) gain on derivatives and foreign exchange	8,852	(9,149)
Net loss on restructuring and extinguishment of debt	20,269	445
Write-off of debt issuance costs	4,080	386
Lower of cost or estimated fair value adjustment on corporate loans held for sale	4,749	(10,401)
Provision for loan losses	11,068	46,498
Impairment charges	5,862	733
Share-based compensation	980	614
Net unrealized gain on residential mortgage-backed securities, carried at estimated fair value	(6,444)	(3,047)
Net realized and unrealized gain on investments	(98,894)	(53,920)
Depreciation and net amortization	(5,232)	(16,146)
Changes in assets and liabilities:
Interest receivable	1,921	6,583
Other assets	(12,881)	(8,444)
Related party payable	10,708	5,749
Accounts payable, accrued expenses and other liabilities	84	1,103
Accrued interest payable	(2,725)	(4,877)
Accrued interest payable to affiliates	(1,055)	541
Net cash provided by operating activities	39,678	44,716
Cash flows from investing activities:
Principal payments from corporate loans	500,167	621,928
Principal payments from securities available-for-sale and other securities, at estimated fair value	54,819	18,791
Principal payments from residential mortgage-backed securities, at estimated fair value	2,523	1,552
Proceeds from sales of corporate loans	100,807	167,981
Proceeds from sales of securities available-for-sale and other securities, at estimated fair value	11,977	93,641
Proceeds from equity investments	2,007	3,216
Purchases of corporate loans	(434,408)	(291,143)
Purchases of securities available-for-sale and other securities, at estimated fair value	(20,990)	(13,085)
Purchases of equity and other investments	(32,345)	(89,946)
Net change in proceeds, purchases, and settlements of derivatives	(2,019)	(6,243)
Net change in restricted cash and cash equivalents	174,292	(424,330)
Net cash provided by investing activities	356,830	82,362
Cash flows from financing activities:
Issuance of collateralized loan obligation secured notes	—	31,876
Retirement of collateralized loan obligation secured notes	(167,633)	(93,888)
Proceeds from credit facilities	—	28,500
Repayment of credit facilities	(61,700)	—
Repayment of convertible senior notes	—	(23,495)
Proceeds from senior notes	—	111,418
Net proceeds from issuance of preferred stock	361,622	—
Distributions on common shares	(53,243)	(46,384)
Repurchase and cancellation of common shares	—	(96)
Other capitalized costs	—	(317)
Net cash provided by financing activities	79,046	7,614
Net increase in cash and cash equivalents	475,554	134,692
Cash and cash equivalents at beginning of period	237,606	392,154
Cash and cash equivalents at end of period	$713,160	$526,846
Supplemental cash flow information:
Cash paid for interest	$43,494	$49,640
Net cash paid for income taxes	$4,462	$45
Non-cash investing and financing activities:
Issuance of restricted common shares	$3,282	$2,446
Loans transferred from held for investment to held for sale	$21,388	$46,077
Loans transferred from held for sale to held for investment	$—	$7,504
Preferred share distributions declared, not yet paid	$6,738	$—
Conversion of convertible senior notes to common shares	$186,254	$—

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and entities established to complete secured financing transactions that are considered to be variable interest entities (“VIEs”) and for which the Company is the primary beneficiary.

Certain prior period information has been reclassified to conform to the current year presentation to provide additional detailed information related to the Company’s oil and gas costs as a result of the growth in the Company’s oil and gas business. These costs were previously included in general, administrative and directors expenses.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ from management’s estimates.

The Company uses historical experience and various other assumptions and information that are believed to be reasonable under the circumstances in developing its estimates and judgments. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. While the Company believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are appropriate, actual results could differ from those estimates.

Estimates of oil, natural gas and natural gas liquid (“NGL”) reserves and their values, future production rates and future costs and expenses are inherently uncertain, including many factors beyond the Company’s control. Reservoir engineering is a subjective process of estimating underground accumulations of oil, natural gas and NGL that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. In addition, reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, natural gas and NGL eventually recovered, and could materially affect the Company’s future depreciation, depletion and amortization expense (“DD&A”), its asset retirement obligations or impairment considerations.

Consolidation

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”) and KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”) (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.

The Company finances the majority of its corporate debt investments through its CLOs. As of March 31, 2013, the Company’s seven CLOs held $6.3 billion par amount, or $6.1 billion estimated fair value, of corporate debt investments. As of December 31, 2012, the Company’s seven CLOs held $6.3 billion par amount, or $6.0 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of March 31, 2013, the aggregate CLO debt totaled $5.1 billion of secured debt outstanding held by unaffiliated third parties and $193.9 million of junior secured notes outstanding held by an affiliate of the Manager.

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

Corporate Debt Securities and Corporate Loans, at Estimated Fair Value:  Corporate debt securities and corporate loans, at estimated fair value are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on yield analysis techniques, where the key inputs are based on relative value analyses, which incorporate similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

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

Key unobservable inputs that have a significant impact on the Company’s Level 3 valuations as described above are included in Note 13. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if the Company only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Valuation Process

The valuation process involved in Level 3 measurements for assets and liabilities is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The Company utilizes a valuation committee, whose members consist of the Company’s Chief Executive Officer, Chief Financial Officer, General Counsel and certain other employees of the Manager. The valuation committee is responsible for coordinating and implementing the Company’s quarterly valuation process. For assets classified as Level 3, the investment professionals are responsible for documenting preliminary valuations based on various factors including their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and model projections discussed above. The Company engages an independent valuation firm to opine on its internal valuation assessments for certain holdings over a specific dollar threshold. All valuations are approved by the valuation committee.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities of three months or less. Interest income earned on cash and cash equivalents is recorded in other within total revenues on the condensed consolidated statements of operations.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent amounts that are held by third parties under certain of the Company’s financing and derivative transactions. Interest income earned on restricted cash and cash equivalents is recorded in other within total revenues on the condensed consolidated statements of operations.

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

Other Securities, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain securities for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these securities. Other securities, at estimated fair value are included within securities on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains on investments in the condensed consolidated statements of operations.

Residential Mortgage-Backed Securities, at Estimated Fair Value

The Company has elected the fair value option of accounting for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of its residential mortgage investments. RMBS, at estimated fair value are included within securities on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains on investments in the condensed consolidated statements of operations.

Equity Investments, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain marketable equity securities and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at fair value, are managed based on overall value and potential returns. These equity investments carried at estimated fair value are presented separately on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains on investments in the condensed consolidated statements of operations.

Interests in Joint Ventures and Partnerships

The Company has elected the fair value option of accounting for certain non-controlling interests in joint ventures and partnerships, for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these interests. These interests in joint ventures and partnerships are presented within other assets on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains on investments in the condensed consolidated statements of operations.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company will be required to “cover” its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale. Securities sold, not yet purchased are presented within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets with gains and losses reported in net realized and unrealized gains on investments on the condensed consolidated statement of operations.

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

A loan is typically placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the collateral securing the loan decreases below the Company’s carrying value of such loan. As such, loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt.

The Company may modify corporate loans in transactions where the borrower is experiencing financial difficulty and a concession is granted to the borrower as part of the modification. These concessions may include one or a combination of the following: a reduction of the stated interest rate; payment extensions; forgiveness of principal; or an exchange of assets. Such modifications typically qualify as troubled debt restructurings (“TDRs”). In order to determine whether the borrower is experiencing financial difficulty, an evaluation is performed including the following considerations: whether the borrower is or will be in payment default on any of his or her debt in the foreseeable future without the modification; whether there is a potential for a bankruptcy filing; whether there is a going-concern issue; or whether the borrower is unable to secure financing elsewhere. The Company may also identify receivables that are newly considered impaired and discloses the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired.

Corporate loans which have been modified in a TDR are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months.

TDRs are separately identified for impairment disclosures and are measured at either the fair market value or the present value of estimated future cash flows using the respective loan’s effective rate at inception. Impairments associated with TDRs are included within the allocated component of the Company’s allowance for loan losses.

In addition, the Company may also modify corporate loans which usually involve changes in existing interest rates combined with changes of existing maturities to prevailing market rates/maturities for similar instruments at the time of modification. Such modifications typically do not meet the definition of a TDR since the respective borrowers are neither experiencing financial difficulty nor are seeking a concession as part of the modification.

The corporate loans the Company invests in are generally deemed in default upon the non-payment of a single interest payment or as a result of the violation of a covenant in the respective loan agreement. The Company charges-off a portion or all of its amortized cost basis in a corporate loan when it determines that it is uncollectible due to either: (i) the estimation based on a recovery value analysis of a defaulted loan that less than the amortized cost amount will be recovered through the agreed upon restructuring of the loan or as a result of a bankruptcy process of the issuer of the loan; or (ii) the determination by the Company to transfer a loan to held for sale with the loan having an estimated market value below the amortized cost basis of the loan.

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

The Company’s allowance for loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company’s allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of the Company’s loan portfolio that is performed on a quarterly basis. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertains to specific loans that the Company has determined are impaired. The Company determines a loan is impaired when management estimates that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis the Company performs a comprehensive review of its entire loan portfolio and identifies certain loans that it has determined are impaired. Once a loan is identified as being impaired, the Company places the loan on non-accrual status, unless the loan is already on non-accrual status, and records an allowance that reflects management’s best estimate of the loss that the Company expects to recognize from the loan. The expected loss is estimated as being the difference between the Company’s current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the loan’s observable estimated fair value may be used. The Company also estimates the probable credit losses inherent in its unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments is recorded in accounts payable, accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

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

Corporate Loans, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain corporate loans for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these corporate loans. Corporate loans carried at estimated fair value are included within corporate loans, net on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gains on investments in the condensed consolidated statement of operations.

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

The capitalized costs of producing oil and natural gas properties are depleted on a field-by-field basis using the units-of production method based on the ratio of current production to estimated total net proved oil, natural gas and NGL reserves. Proved developed reserves are used in computing depletion rates for drilling and development costs and total proved reserves are used for depletion rates of leasehold costs.

Estimated dismantlement and abandonment costs for oil and natural gas properties, net of salvage value, are capitalized at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.

Oil and Gas Revenue Recognition

Oil, natural gas and NGL revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The Company follows the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on the Company’s working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup its entitled share through future production. Under the sales method, no receivables are recorded when the Company has taken less than its share of production and no payables are recorded when the Company has taken more than its share of production.

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

Trust Preferred Securities

Trusts formed by the Company for the sole purpose of issuing trust preferred securities are not condensed consolidated by the Company as the Company has determined that it is not the primary beneficiary of such trusts. The Company’s investment in the common securities of such trusts is included within other assets on the condensed consolidated balance sheets.

Preferred Shares

Distributions on the Company’s 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”) are cumulative and payable quarterly when and if declared by the Company’s board of directors at a 7.375% rate per annum. The Company accrues for the distribution upon declaration and is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

Derivative Instruments

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

Earnings Per Common Share

The Company presents both basic and diluted earnings per common share (“EPS”) in its condensed consolidated financial statements and footnotes thereto. Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. The Company calculates EPS using the more dilutive of the two-class method or the if-converted method. The two-class method is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares, preferred shares and participating securities based on their respective rights to receive dividends. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution of common share options, unvested restricted common shares and convertible senior notes using the treasury method or if-converted method.

NOTE 3. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of basic and diluted net income per common share for the three months ended March 31, 2013 and 2012 (amounts in thousands, except per share information), as well as the distributions declared per common share during the quarters ended March 31, 2013 and 2012:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net income	$98,336	$88,048
Less: Preferred share distributions	6,738	—
Net income available to common shareholders	$91,598	$88,048
Less: Dividends and undistributed earnings allocated to participating securities	338	297
Net income allocated to common shareholders	$91,260	$87,751
Basic:
Basic weighted average common shares outstanding	197,153	177,775
Net income per common share	$0.46	$0.49
Diluted:
Basic weighted average common shares outstanding	197,153	177,775
Dilutive effect of convertible senior notes(1)	—	4,472
Diluted weighted average common shares outstanding(2)	197,153	182,247
Net income per common share	$0.46	$0.48
Distributions declared per common share	$0.26	$0.26

(1)                                 During the first quarter of 2013, $172.5 million of the Company’s outstanding convertible notes had been tendered for conversion and were settled with 26.1 million common shares.

(2)                                 Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the three months ended March 31, 2013 and 2012.

NOTE 4. SECURITIES

The Company accounts for securities based on the following categories: (i) securities available-for-sale, which are carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss; (ii) other securities, at estimated fair value, with unrealized gains and losses recorded in the condensed consolidated statements of operations; and (iii) RMBS, at estimated fair value, with unrealized gains and losses recorded in the condensed consolidated statements of operations.

The following table summarizes the Company’s securities as of March 31, 2013, which are carried at estimated fair value (amounts in thousands):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale	$335,968	$25,039	$(2,042)	$358,965
Other securities, at estimated fair value(1)	41,436	15,456	(689)	56,203
Residential mortgage-backed securities, at estimated fair value(1)	162,483	4,423	(79,878)	87,028
Total securities	$539,887	$44,918	$(82,609)	$502,196

(1)                                 Unrealized gains and losses are recorded in earnings.

The following table summarizes the Company’s securities as of December 31, 2012, which are carried at estimated fair value (amounts in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale	$394,821	$27,281	$(9,809)	$412,293
Other securities, at estimated fair value(1)	27,991	9,768	(374)	37,385
Residential mortgage-backed securities, at estimated fair value(1)	171,385	3,762	(91,305)	83,842
Total securities	$594,197	$40,811	$(101,488)	$533,520

(1)                                 Unrealized gains and losses are recorded in earnings.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2013
Corporate debt securities	$33,970	$(665)	$27,809	$(1,377)	$61,779	$(2,042)
December 31, 2012
Corporate debt securities	$45,900	$(4,398)	$37,500	$(5,411)	$83,400	$(9,809)

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

During the three months ended March 31, 2013 and 2012, the Company recognized losses totaling $5.9 million and $0.7 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired. The Company intends to sell these securities and as a result, the entire amount is recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

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

During the three months ended March 31, 2012, the Company recognized no losses for common and preferred stock that it determined to be other-than-temporarily impaired. As of March 31, 2013, the Company had no investments in common or preferred stock.

As of both March 31, 2013 and December 31, 2012, the Company had no corporate debt securities in default.

Securities available-for-sale sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Gross realized gains	$2,150	$7,581
Gross realized losses	—	—
Net realized gains(1)	$2,150	$7,581

(1)                                 Excludes net realized gains from paydowns and restructurings totaling $1.6 million, including a $1.0 million premium on bond redemption, and $16.2 million, including a $0.8 million premium on bond redemption, for the three months ended March 31, 2013 and 2012, respectively. Also excludes an impairment charge of $5.9 million and $0.7 million for investments which were determined to be other-than-temporarily impaired for the three months ended March 31, 2013 and 2012, respectively.

Concentration Risk

The Company’s securities available-for-sale portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2013, approximately 55% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the three largest concentrations of securities available-for-sale in securities issued by Avaya, Inc., iPayment, Inc. and Supervalu, Inc., which combined represented $78.2 million, or approximately 22% of the estimated fair value of the Company’s securities available-for-sale. As of December 31, 2012, approximately 54% of the estimated fair value of the Company’s securities available-for-sale portfolio was concentrated in ten issuers, with the three largest concentrations of securities available-for-sale in securities issued by Sanmina Corporation, Avaya, Inc. and iPayment, Inc., which combined represented $87.0 million, or approximately 21% of the estimated fair value of the Company’s securities available-for-sale.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	As of March 31, 2013	As of December 31, 2012
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$310,941	$354,088
Total	$310,941	$354,088

As of March 31, 2013 and December 31, 2012, no other securities, at estimated fair value or RMBS were pledged as collateral for the Company’s borrowings.

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

The following table summarizes the Company’s corporate loans as of March 31, 2013 (amounts in thousands):

	March 31, 2013
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,022,573	$171,321	$59,539	$6,253,433
Net unamortized discount	(128,618)	(45,131)	(20,202)	(193,951)
Total amortized cost	5,893,955	126,190	39,337	6,059,482
Lower of cost or fair value adjustment	—	(18,795)	—	(18,795)
Allowance for loan losses	(206,227)	—	—	(206,227)
Unrealized gains	—	—	3,704	3,704
Net carrying value	$5,687,728	$107,395	$43,041	$5,838,164

(1)                                 Principal amount is net of cumulative charge-offs and other adjustments totaling $38.3 million as of March 31, 2013.

The following table summarizes the Company’s corporate loans as of December 31, 2012 (amounts in thousands):

	December 31, 2012
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,143,599	$231,231	$56,931	$6,431,761
Net unamortized discount	(136,438)	(88,895)	(23,277)	(248,610)
Total amortized cost	6,007,161	142,336	33,654	6,183,151
Lower of cost or fair value adjustment	—	(14,047)	—	(14,047)
Allowance for loan losses	(223,472)	—	—	(223,472)
Unrealized gains	—	—	2,225	2,225
Net carrying value	$5,783,689	$128,289	$35,879	$5,947,857

(1)                                 Principal amount is net of cumulative charge-offs and other adjustments totaling $51.6 million as of December 31, 2012.

Allowance for Loan Losses

As of March 31, 2013 and December 31, 2012, the Company had an allowance for loan losses of $206.2 million and $223.5 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Allowance for loan losses:
Beginning balance	$223,472	$191,407
Provision for loan losses	11,068	46,498
Charge-offs	(28,313)	(2,098)
Ending balance	$206,227	$235,807

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013	December 31, 2012
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$206,227	$223,472
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	—
	$206,227	$223,472
Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$5,914,332	$6,029,059
Ending balance: collectively evaluated for impairment	—	—
Ending balance: loans acquired with deteriorated credit quality	—	—
	$5,914,332	$6,029,059

(1)           Recorded investment is defined as amortized cost plus accrued interest.

As of March 31, 2013, the allocated component of the allowance for loan losses totaled $86.9 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $551.8 million and an aggregate recorded investment of $522.1 million. Of the allocated component totaling $86.9 million, $54.5 million related to Texas Competitive Electric Holdings Company LLC (“TXU”), which had an aggregate amortized cost of $311.4 million as of March 31, 2013. As of December 31, 2012, the allocated component of the allowance for loan losses totaled $94.9 million and relates to investments in certain loans issued by six issuers with an aggregate par amount of $484.1 million and an aggregate recorded investment of $445.4 million.

The following table summarizes the Company’s recorded investment and unpaid principal balance in impaired loans, as well as the related allowance for credit losses as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013			December 31, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
With no related allowance recorded	$—	$—	$—	$6,490	$19,931	$—
With an allowance recorded	522,121	551,785	86,944	438,947	464,214	94,863
Total	$522,121	$551,785	$86,944	$445,437	$484,145	$94,863

(1)   Recorded investment is defined as amortized cost plus accrued interest.

The following table summarizes the Company’s average recorded investment in impaired loans and interest income recognized for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the three months ended March 31, 2013		For the three months ended March 31, 2012
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded	$3,245	$—	$—	$—
With an allowance recorded	480,534	4,274	68,860	803
Total	$483,779	$4,274	$68,860	$803

(1)   Recorded investment is defined as amortized cost plus accrued interest.

As of March 31, 2013 and December 31, 2012, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans are on non-accrual status, the Company’s non-accrual loans also include (i) other loans held for investment, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value, which are not reflected in the table above. Any of these three classifications may include those loans modified in a TDR, which are typically designated as being non-accrual (see “Troubled Debt Restructurings” section below).

The following table summarizes the Company’s recorded investment in non-accrual loans as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013	December 31, 2012
Loans held for investment(1)	$561,550	$445,437
Loans held for sale	75,608	90,840
Loans at estimated fair value	1,172	—
Total non-accrual loans	$638,330	$536,277

(1)                                 Includes $522.1 million of impaired loans held for investment.

For the three months ended March 31, 2013, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual was $8.0 million, which included $4.3 million for impaired loans that were held for investment and $3.7 million for non-accrual loans held for sale. For the three months ended March 31, 2012, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $4.4 million, which included $0.8 million for impaired loans that were held for investment and $3.6 million for non-accrual loans held for sale.

The Company did not have any corporate loans past due at both March 31, 2013 and 2012.

The unallocated component of the allowance for loan losses totaled $119.3 million and $128.6 million as of March 31, 2013 and December 31, 2012, respectively. As described in Note 2 to these condensed consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of March 31, 2013 and December 31, 2012 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment March 31, 2013(1)	Recorded Investment December 31, 2012(1)
High	Senior Secured Loan	$228,938	$525,562
	Second Lien Loan	288,237	287,892
	Subordinated	10,452	10,621
		$527,627	$824,075
Moderate	Senior Secured Loan	$882,390	$826,107
	Second Lien Loan	27,517	27,585
	Subordinated	—	38,374
		$909,907	$892,066
Low	Senior Secured Loan	$3,794,317	$3,716,831
	Second Lien Loan	55,405	68,917
	Subordinated	104,955	81,733
		$3,954,677	$3,867,481
	Total Unallocated	$5,392,211	$5,583,622
	Total Allocated	522,121	445,437
	Total Loans Held for Investment	$5,914,332	$6,029,059

(1)   Recorded investment is defined as amortized cost plus accrued interest.

During the three months ended March 31, 2013 and 2012, the Company recorded charge-offs totaling $28.3 million and $2.1 million, respectively, comprised primarily of loans modified in TDRs and loans transferred to loans held for sale, respectively.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As of March 31, 2013 and December 31, 2012, the Company had $107.4 million and $128.3 million of loans held for sale, respectively. During the three months ended March 31, 2013 and 2012, the Company transferred $21.4 million and $46.1 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. Also, during the three months ended March 31, 2013 and 2012, the Company transferred zero and $7.5 million amortized cost amount, respectively, from loans held for sale back to loans held for investment at the lower of cost or estimated fair value. These transfers back to held for investment occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

The Company recorded a $4.7 million net charge to earnings for the three months ended March 31, 2013 for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $107.4 million as of March 31, 2013. Comparatively, the Company reduced the lower of cost or market valuation allowance by $10.4 million for the three months ended March 31, 2012 for certain loans held for sale, which had a carrying value of $297.7 million as of March 31, 2012.

Defaulted Loans

As of March 31, 2013, the Company did not have any corporate loans that were in default. As of December 31, 2012, the Company held two corporate loans that were in default with a total amortized cost of $50.4 million from one issuer and were included in the loans that comprised the allocated component of the Company’s allowance for loan losses.

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $65.6 million related to four TDRs and $25.5 million related to one TDR at March 31, 2013 and December 31, 2012, respectively. Loans whose terms have been modified in a TDR are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. As of March 31, 2013 and December 31, 2012, $65.6 million and $25.5 million of TDRs were included in non-accrual loans, respectively (see “Allowance for Loan Losses” section above). As of March 31, 2013 and December 31, 2012, the allowance for loan losses included specific reserves of $1.9 million and $0.5 million related to TDRs, respectively. As of March 31, 2013, there were no commitments to lend additional funds to the borrowers whose loans had been modified in a TDR.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in a TDR during the three months ended March 31, 2013 and 2012. There were three new TDRs during the three months ended March 31, 2013 and no loans were modified in a TDR during the three months ended March 31, 2012. The modifications in the first quarter of 2013 involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, (iii) or a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon.

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)
Troubled debt restructurings:
Loans held for investment	2	$68,358	$39,430	—	$—	$—
Loans held for sale	—	—	—	—	—	—
Loans at estimated fair value	1	1,670	1,229	—	—	—
Total	3	$70,028	$40,659	—	$—	$—

(1)         Recorded investment is defined as amortized cost plus accrued interest.

(2)         Excludes equity received from the TDRs with an estimated fair value of $2.1 million.

Prior to the restructurings, two of the new TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the two impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge-offs for the three months ended March 31, 2013, which comprised 95% of the total $28.3 million of charge-offs recorded during the first quarter of 2013.

As of March 31, 2013, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

The Company modified $1.0 billion and $457.1 million amortized cost of corporate loans during the three months ended March 31, 2013 and 2012, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2013, approximately 48% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, TXU and Modular Space Corporation, which combined represented $996.7 million or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans. As of December 31, 2012, approximately 46% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, TXU and Modular Space Corporation, which combined represented $1.0 billion, or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans and corporate loans held for sale pledged as collateral as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	As of March 31, 2013	As of December 31, 2012
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$5,836,459	$5,804,026
Total	$5,836,459	$5,804,026

As of March 31, 2013 and December 31, 2012, no corporate loans, at estimated fair value were pledged as collateral for the Company’s borrowings.

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

The following table summarizes the Company’s oil and gas properties as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	As of March 31, 2013	As of December 31, 2012
Proved oil and natural gas properties (successful efforts method)	$331,792	$315,446
Unproved oil and natural gas properties	2,719	2,596
Less: Accumulated depreciation, depletion and amortization	(36,995)	(28,113)
Oil and gas properties, net	$297,516	$289,929

For the three months ended March 31, 2013 and 2012, the Company recorded zero and $0.1 million, respectively, of impairments which are included in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

Acquisitions

The Company accounts for certain of its oil and natural gas properties as business combinations under the acquisition method of accounting.

During 2012, the Company completed the acquisition of certain oil and natural gas properties located in Louisiana, Mississippi and Texas (most notably in the Barnett and Eagle Ford Shale), by funding approximately $178.3 million including working capital and costs, partially financed through its asset-based borrowing facility.

The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition dates. As these acquisitions were accounted for under the acquisition method of accounting, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. Transaction and integration costs associated with the acquisitions were expensed as incurred.

The initial accounting for the 2012 business combinations was not complete and adjustments were subsequently recorded as additional information was obtained about the facts and circumstances that existed as of the acquisition dates. During the three months ended March 31, 2013, the Company recorded adjustments to the recognized fair values of the identifiable assets acquired and liabilities assumed in connection with the Company’s acquisitions as of their respective acquisition dates. The table below reflects updated 2012 information including an increase of $3.8 million to both proved property and accounts payable and accrued liabilities (amounts in thousands):

	2013	2012
Proved property	$—	$164,557
Unproved property	—	2,658
Other assets	—	16,789
Risk management liabilities	—	(1,037)
Accounts payable and accrued liabilities	—	(9,030)
Asset retirement obligation	—	(5,491)
Total	$—	$168,446

Development and Other Purchases

In addition to the acquisitions above, during 2012, the Company participated and earned working interests in oil and natural gas properties located in Texas by funding approximately $1.4 million including costs. These amounts are included in oil and gas properties, net on the condensed consolidated balance sheets.

NOTE 7. BORROWINGS

Certain information with respect to the Company’s borrowings as of March 31, 2013 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(1)
CLO 2005-1 senior secured notes	$374,482	0.69%	1,487	$405,834
CLO 2005-2 senior secured notes	432,932	0.65	1,701	565,936
CLO 2006-1 senior secured notes	566,661	0.68	1,973	803,977
CLO 2007-1 senior secured notes	2,075,040	0.84	2,967	2,310,115
CLO 2007-1 junior secured notes(2)	296,925	—	2,967	330,562
CLO 2007-A senior secured notes	580,409	1.48	1,659	677,212
CLO 2007-A junior secured notes(3)	26,164	—	1,659	30,527
CLO 2011-1 senior debt	322,020	1.65	1,963	401,169
CLO 2012-1 senior secured notes	362,387	2.58	4,277	304,139
CLO 2012-1 junior secured notes(4)	21,500	—	4,277	17,793
Total collateralized loan obligation secured debt	5,058,520			5,847,264
CLO 2007-1 junior secured notes to affiliates(5)	162,430	—	2,967	180,831
CLO 2007-A junior secured notes to affiliates(6)	31,491	—	1,659	36,743
Total collateralized loan obligation junior secured notes to affiliates	193,921			217,574
Senior secured credit facility	—	2.53	974	—
2015 Asset-based borrowing facility	46,089	2.20	949	224,378
2018 Asset-based borrowing facility(7)	—	—	1,794	—
Total credit facilities	46,089			224,378
8.375% Senior notes	250,751	8.38	10,456	—
7.500% Senior notes	111,451	7.50	10,581	—
Junior subordinated notes	283,517	5.42	8,622	—
Total borrowings	$5,944,249			$6,289,216

(1)                                 Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities available-for-sale and equity investments at estimated fair value. Also includes the carrying value of oil and gas assets.

(2)                                 CLO 2007-1 junior secured notes consist of $291.1 million of mezzanine notes with a weighted average borrowing rate of 3.4% and $5.8 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(3)                                CLO 2007-A junior secured notes consist of $21.6 million of mezzanine notes with a weighted average borrowing rate of 7.1% and $4.6 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(4)                                 CLO 2012-1 junior secured notes represent subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2012-1.

(5)                                 CLO 2007-1 junior secured notes to affiliates consist of $32.1 million of mezzanine notes with a weighted average borrowing rate of 9.8% and $130.3 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-1.

(6)                                 CLO 2007-A junior secured notes to affiliates consist of $21.0 million of mezzanine notes with a weighted average borrowing rate of 7.8% and $10.5 million of subordinated notes that do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from CLO 2007-A.

(7)                                 Borrowing rates range from 1.75% to 2.75% plus LIBOR per annum based on the amount outstanding.

Certain information with respect to the Company’s borrowings as of December 31, 2012 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(1)
CLO 2005-1 senior secured notes	$427,317	0.69%	1,577	$510,187
CLO 2005-2 senior secured notes	470,516	0.66	1,791	618,000
CLO 2006-1 senior secured notes	601,091	0.69	2,063	846,365
CLO 2007-1 senior secured notes	2,075,040	0.86	3,057	2,298,373
CLO 2007-1 junior secured notes(2)	209,555	—	3,057	232,109
CLO 2007-A senior secured notes	601,375	1.50	1,749	698,569
CLO 2007-A junior secured notes(3)	10,179	—	1,749	11,824
CLO 2011-1 senior debt	343,485	1.67	2,053	421,584
CLO 2012-1 senior secured notes(4)	362,280	2.58	4,367	40,180
CLO 2012-1 junior secured notes(4)	21,500	—	4,367	2,351
Total collateralized loan obligation secured debt	5,122,338			5,679,542
CLO 2007-1 junior secured notes to affiliates(5)	249,115	—	3,057	275,927
CLO 2007-A junior secured notes to affiliates(6)	47,442	—	1,749	55,110
Total collateralized loan obligation junior secured notes to affiliates	296,557			331,037
Senior secured credit facility	—	2.56	1,064	—
2015 Asset-based borrowing facility	107,789	2.71	1,039	227,415
Total credit facilities	107,789			227,415
7.5% Convertible senior notes	166,028	7.50	1,476	—
8.375% Senior notes	250,735	8.38	10,546	—
7.500% Senior notes	111,443	7.50	10,671	—
Junior subordinated notes	283,517	5.43	8,712	—
Total borrowings	$6,338,407			$6,237,994

(1)                                 Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities available-for-sale and equity investments at estimated fair value. Also includes the carrying value of oil and gas assets.

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

CLO Debt

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011, and CLO 2006-1 ended its reinvestment period during the third quarter of 2012. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three months ended March 31, 2013, an aggregate $146.2 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. During the three months ended March 31, 2012, $88.8 million of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2007-1 and CLO 2012-1 will end their reinvestment periods during May 2014 and December 2016, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the three months ended March 31, 2013 and 2012, $21.5 million and $5.1 million, respectively, of original CLO 2011-1 senior notes were repaid.

On December 21, 2012, the Company closed CLO 2012-1, a $412.4 million secured financing transaction maturing December 16, 2024. The Company issued $367.5 million par amount of senior secured notes to unaffiliated investors, of which $342.5 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate at 2.39%. The Company also issued $21.5 million of subordinated notes to unaffiliated third party investors. CLO 2012-1’s debt is collateralized by the investments that are owned by CLO 2012-1, and as a result, those investments are not available to the Company, its creditors or shareholders.

During the three months ended March 31, 2012, the Company issued $42.0 million par amount of CLO 2007-1 class D notes for proceeds of $31.9 million.

Credit Facilities

Senior Secured Credit Facility

On November 30, 2012, the Company entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the “2015 Facility”). The Company may obtain additional commitments under the 2015 Facility so long as the aggregate amount of commitments at any time does not exceed $350.0 million. The Company has the right to prepay loans under the 2015 Facility in whole or in part at any time. In connection with entering into the 2015 Facility, the Company terminated the commitments under its existing asset-based revolving credit facility. Loans under the 2015 Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. The 2015 Facility contains customary covenants, including ones that require the Company to satisfy a net worth financial test and maintain certain ratios relating to leverage and consolidated total assets. In addition, the 2015 Facility contains customary negative covenants applicable to the Company. As of March 31, 2013 and December 31, 2012, the Company had no borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facilities

On December 7, 2012, the Company’s five-year nonrecourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, was adjusted and reduced to $126.1 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company. As of March 31, 2013 and December 31, 2012, the Company had $46.1 million and $107.8 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility.

In addition, on February 27, 2013, the Company entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The Company has the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to the Company. As of March 31, 2013, the Company had no borrowings outstanding under the 2018 Natural Resources Facility.

As of March 31, 2013 and December 31, 2012, the Company believes it was in compliance with the covenant requirements for its credit facilities.

Convertible Debt

7.5% Convertible Senior Notes

On January 18, 2013, in accordance with the indenture relating to the Company’s $172.5 million 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”), the Company issued a conversion rights termination notice (“Termination Notice”) to holders of the 7.5% Notes whereby it terminated the right to convert the 7.5% Notes to common shares. The conversion rate as of January 18, 2013 was equal to 141.8256 common shares for each $1,000 principal amount of 7.5% Notes, plus an additional 9.2324 common shares per $1,000 principal amount to account for the make-whole premium. Holders of $172.5 million 7.5% Notes submitted their notes for conversion for which the Company satisfied by physical settlement with 26.1 million common shares.

In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company had separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and was included in paid-in-capital on the Company’s consolidated balance sheet as of December 31, 2012. The remaining liability component of $166.0 million, included within convertible senior notes on the Company’s consolidated balance sheets as of December 31, 2012, was comprised of the principal $172.5 million less the unamortized debt discount of $6.5 million as of December 31, 2012. The total debt discount amortization recognized for the three months ended March 31, 2012 was $0.3 million, at the effective interest rate of 8.6%. For the three months ended March 31, 2013 and 2012, the total interest expense recognized on the 7.5% Notes was $0.5 million and $3.2 million, respectively.

7.0% Convertible Senior Notes

During the three months ended March 31, 2012, the Company repurchased $23.1 million par amount of its 7.0% convertible senior notes due July 15, 2012 (the “7.0% Notes”). These transactions resulted in the Company recording a loss of $0.4 million and a $0.2 million write-off of unamortized debt issuance costs. On July 13, 2012, the Company repaid in full its $112.0 million of outstanding 7.0% Notes, which matured on July 15, 2012.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	As of March 31, 2013		As of December 31, 2012
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$497,833	$(79,445)	$503,833	$(90,618)
Free-Standing Derivatives:
Commodity swaps	—	946	—	7,056
Credit default swaps—protection sold	—	—	—	19
Credit default swaps—protection purchased	(118,247)	(802)	(47,321)	(1,140)
Foreign exchange forward contracts	(259,266)	(8,001)	(338,313)	(20,975)
Foreign exchange options	130,207	5,350	130,207	8,277
Common stock warrants	—	3,470	—	3,318
Total		$(78,482)		$(94,063)

Cash Flow Hedges

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Company designates these interest rate swaps as cash flow hedges. As of March 31, 2013 and December 31, 2012, the Company had interest rate swaps with notional amounts totaling $497.8 million and $503.8 million, respectively. Changes in the estimated fair value of the interest rate swaps are recorded through accumulated other comprehensive loss, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period.

The following table presents the net gains recognized in accumulated other comprehensive loss related to derivatives in cash flow hedging relationships for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net gains recognized in accumulated other comprehensive loss on cash flow hedges	$11,158	$14,592

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three months ended March 31, 2013 and 2012, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

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

Commodity Derivatives

In an effort to minimize the effects of the volatility of oil, natural gas and NGL prices, the Company will from time to time enter into derivative instruments such as swap contracts to hedge its forecasted commodities sales. The Company does not designate these contracts as cash flow hedges and as such, the changes in fair value of these instruments are recorded in current period earnings.

The following table summarizes open positions as of March 31, 2013, and represents, as of such date, derivatives in place through December 31, 2016, on expected annual production volumes:

	2013	2014	2015	2016
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	5,188	5,821	4,277	1,805
Average price ($/MMBtu)	$3.83	$4.34	$4.73	$4.44
Natural gas liquid positions:
Fixed price swaps:
Hedged volume (MBbls)	149	129	—	—
Average price ($/Bbl)	$35.56	$20.90	$—	$—
Oil positions:
Fixed price swaps:
Hedged volume (MBbls)	111	159	4	—
Average price ($/Bbl)	$91.77	$89.97	$95.55	$—

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

As of both March 31, 2013 and December 31, 2012, the Company had sold protection with a notional amount of zero. In addition, as of March 31, 2013 and December 31, 2012, the Company had purchased protection with a notional amount of $118.2 million and $47.3 million, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of March 31, 2013 and December 31, 2012, the net contractual notional balance of our foreign exchange options and forward contracts totaled $129.1 million and $208.1 million, respectively, all of which related to certain of our foreign currency denominated corporate debt holdings.

Free-Standing Derivatives Income (Loss)

The amounts recorded in net realized and unrealized (loss) gain on derivatives and foreign exchange on the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 are as follows (amounts in thousands):

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Realized gains (losses)(1)	Unrealized gains (losses)	Total	Realized gains (losses)(1)	Unrealized gains (losses)	Total
Commodity swaps	$1,109	$(6,109)	$(5,000)	$938	$3,796	$4,734
Credit default swaps	(2,643)	1,470	(1,173)	(5,669)	7,720	2,051
Foreign exchange forward contracts and options	(911)	(1,920)	(2,831)	(105)	1,592	1,487
Net realized and realized (losses) gains	$(2,445)	$(6,559)	$(9,004)	$(4,836)	$13,108	$8,272

(1)   Includes related income and expense on the derivatives.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of changes in accumulated other comprehensive loss were as follows (amounts in thousands):

	Three months ended March 31, 2013 (1)
	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total
Beginning balance	$17,472	$(87,698)	$(70,226)
Other comprehensive income before reclassifications	2,412	11,158	13,570
Amounts reclassified from accumulated other comprehensive loss(2)	3,113	—	3,113
Net current-period other comprehensive income	5,525	11,158	16,683
Ending balance	$22,997	$(76,540)	$(53,543)

(1) The Company’s gross and net of tax amounts are the same.

(2)         Includes an impairment charge of $5.9 million for investments which were determined to be other-than-temporary for the three months ended March 31, 2013. These reclassified amounts are included in net realized and unrealized gain on investments on the condensed consolidated statements of operations.

NOTE 10. COMMITMENTS & CONTINGENCIES

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company, subject to certain conditions, to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of March 31, 2013 and December 31, 2012, the Company had committed to purchase corporate loans with aggregate commitments totaling $219.3 million and $254.2 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of March 31, 2013 and December 31, 2012, the Company had unfunded financing commitments for corporate loans totaling $5.6 million and $9.8 million, respectively. The Company did not have any significant losses as of March 31, 2013, nor does it expect any significant losses related to those assets for which it committed to purchase and fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments. The Company estimated these future contributions to range from approximately $245.0 million to $285.0 million as of March 31, 2013 and $203.0 million as of December 31, 2012.

Guarantees

As of March 31, 2013, the Company had an investment in a real estate entity, which was financed with non-recourse debt totaling $92.0 million. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with the investment, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. The Company does not expect any related losses. As of both March 31, 2013 and December 31, 2012, the Company also had financial guarantees related to its natural resources investments totaling $17.9 million for which the Company does not expect any significant losses.

NOTE 11. SHAREHOLDERS’ EQUITY

Preferred Shares

On January 17, 2013, the Company issued 14.95 million of Series A LLC Preferred Shares for gross proceeds of $373.8 million, and net proceeds of $362.0 million. The Series A LLC Preferred Shares trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “KFN.PR” and began trading on January 28, 2013. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by the Company’s board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2013, at a rate per annum equal to 7.375%.

Common Shares

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of March 31, 2013, the 2007 Share Incentive Plan authorizes a total of 8,839,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On February 14, 2013, the Compensation Committee of the board of directors granted the Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2013	438,937	92,253	531,190
Issued	292,009	—	292,009
Vested	(146,312)	—	(146,312)
Forfeited	—	—	—
Unvested shares as of March 31, 2013	584,634	92,253	676,887

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $11.07 and $9.21 per share at March 31, 2013 and 2012, respectively. There were $5.3 million and $3.9 million of total unrecognized compensation costs related to unvested restricted common shares granted as of March 31, 2013 and 2012, respectively. These costs are expected to be recognized through 2016.

The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2013	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2013	1,932,279	$20.00

As of March 31, 2013 and 2012, 1,932,279 common share options were exercisable. As of March 31, 2013, the common share options were fully vested and expire in August 2014.

For the three months ended March 31, 2013 and 2012, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Restricted shares granted to Manager	$719	$383
Restricted shares granted to certain directors	261	231
Total share-based compensation expense	$980	$614

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

Base Management Fees and Manager Share-Based Compensation

For the three months ended March 31, 2013, the Company incurred $9.6 million in base management fees. As of March 31, 2013, the Company had $3.2 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.7 million for the three months ended March 31, 2013 (see Note 11). For the three months ended March 31, 2012, the Company incurred $7.0 million in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.4 million for the three months ended March 31, 2012 (see Note 11). Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the condensed consolidated statements of operations.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended March 31, 2013 and 2012.

Incentive Fees

During the three months ended March 31, 2013, the Manager earned $17.2 million of incentive fees. As of March 31, 2013, the Company had $17.2 million incentive fee payable to the Manager. During the three months ended March 31, 2012, the Manager earned $9.7 million of incentive fees. Incentive fees are included in related party management compensation on the Company’s condensed consolidated statement of operations.

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

During the three months ended March 31, 2013 and 2012, the collateral manager waived all management fees for all CLOs, except for CLO 2005-1 and CLO 2012-1, and waived aggregate CLO management fees of $7.7 million and $8.3 million, respectively. For the three months ended March 31, 2013 and 2012, the Company recorded an expense for CLO management fees totaling $0.8 million and $1.1 million, respectively.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. During the three months ended March 31, 2013 and 2012, the Company incurred reimbursable general and administrative expenses to its Manager of $1.7 million and $2.0 million, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of March 31, 2013, the aggregate par amount of these affiliated investments totaled $2.0 billion, or approximately 30% of the total investment portfolio, and consisted of 31 issuers. The total $2.0 billion in affiliated investments was comprised of $1.9 billion of corporate loans, $39.7 million of corporate debt securities and $81.0 million of equity investments, at estimated fair value. As of December 31, 2012, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 29% of the total investment portfolio, and consisted of 32 issuers. The total $2.1 billion in affiliated investments was comprised of $2.0 billion of corporate loans, $39.3 million of corporate debt securities and $73.8 million of equity investments, at estimated fair value.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of March 31, 2013 and December 31, 2012, the aggregate cost amount of these interests in joint ventures and partnerships, which are included in other assets on the condensed consolidated balance sheets, totaled $157.6 million and $137.6 million, respectively.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value (excluding financial instruments which are carried at estimated fair value on a recurring basis) as of March 31, 2013 (amounts in thousands):

	As of March 31, 2013		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$1,435,264	$1,435,264	$1,435,264	$—	$—
Corporate loans, net of allowance for loan losses of $206,227 as of March 31, 2013(1)	5,687,728	5,800,465	—	5,360,906	439,559
Corporate loans held for sale(1)	107,395	130,720	—	107,356	23,364
Private equity investments, at cost(2)	405	2,115	—	—	2,115
Other assets	8,452	8,287	—	8,287	—
Liabilities:
Collateralized loan obligation secured debt	$5,058,520	$4,972,006	$—	$—	$4,972,006
Collateralized loan obligation junior secured notes to affiliates	193,921	188,753	—	—	188,753
Credit facilities	46,089	46,089	—	—	46,089
Senior notes	362,202	429,157	429,157	—	—
Junior subordinated notes	283,517	134,351	—	—	134,351

(1)                                 Corporate loans held for investment are carried at amortized cost net of allowance for loan losses, while corporate loans held for sale are carried at the lower of cost or estimated fair value. Refer to “Fair Value Measurements” below for a table presenting the corporate loans which are measured at fair value on a non-recurring basis.

(2)                                 Included within other assets on the condensed consolidated balance sheets.

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value (excluding financial instruments which are carried at estimated fair value on a recurring basis) as of December 31, 2012 (amounts in thousands):

	As of December 31, 2012		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$1,134,002	$1,134,002	$1,134,002	$—	$—
Corporate loans, net of allowance for loan losses of $223,472 as of December 31, 2012	5,783,689	5,831,218	—	5,203,763	627,455
Corporate loans held for sale(1)	128,289	195,078	—	151,327	43,751
Private equity investments, at cost(2)	405	1,635	—	—	1,635
Other assets	17,148	16,777	—	16,439	338
Liabilities:
Collateralized loan obligation secured debt	$5,122,338	$5,020,115	$—	$—	$5,020,115
Collateralized loan obligation junior secured notes to affiliates	296,557	290,948	—	—	290,948
Credit facilities	107,789	107,789	—	—	107,789
Convertible senior notes	166,028	268,238	—	268,238	—
Senior notes	362,178	412,126	412,126	—	—
Junior subordinated notes	283,517	134,351	—	—	134,351

(1)                                 Corporate loans held for sale are carried at the lower of cost or estimated fair value. Refer to “Fair Value Measurements” below for a table presenting the corporate loans held for sale which are measured at fair value on a non-recurring basis.

(2)                                Included within other assets on the consolidated balance sheets.

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Assets:
Securities:
Securities available-for-sale	$—	$316,882	$42,083	$358,965
Other securities, at estimated fair value	—	52,966	3,237	56,203
Residential mortgage-backed securities	—	—	87,028	87,028
Total securities	—	369,848	132,348	502,196
Corporate loans, at estimated fair value	—	25,716	17,325	43,041
Equity investments, at estimated fair value	28,428	54,357	102,262	185,047
Derivatives:
Foreign exchange options	—	—	5,581	5,581
Commodity swaps	—	6,073	—	6,073
Common stock warrants	1,651	—	1,819	3,470
Foreign exchange forward contracts	—	6,514	—	6,514
Credit default swaps—protection purchased	—	56	—	56
Total derivatives	1,651	12,643	7,400	21,694
Other assets:
Interests in joint ventures and partnerships	—	—	169,931	169,931
Other assets	—	406	—	406
Total other assets	—	406	169,931	170,337
Total	$30,079	$462,970	$429,266	$922,315
Liabilities:
Securities sold, not yet purchased	$1,235	$—	$—	$1,235
Derivatives:
Interest rate swaps	—	79,445	—	79,445
Foreign exchange forward contracts	—	14,515	—	14,515
Credit default swaps—protection purchased	—	858	—	858
Commodity swaps	—	5,127	—	5,127
Foreign exchange options	—	—	231	231
Total derivatives	—	99,945	231	100,176
Total	$1,235	$99,945	$231	$101,411

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2013
Corporate loans held for investment(1)	$—	$58,423	$—	$58,423
Corporate loans held for sale(2)	—	50,068	3,939	54,007
Total	$—	$108,491	$3,939	$112,430

(1)                                 Represents loans held for investment whose carrying amount was based on estimated fair value. Of the total $58.4 million, $19.0 million was related to loans held in the Company’s allocated component of the allowance for loan losses and $39.4 million was related to loans modified in a TDR.

(2)                                 As of March 31, 2013, total loans held for sale had a carrying value of $107.4 million of which $54.0 million was carried at estimated fair value and the remaining $53.4 million carried at amortized cost. Of the $54.0 million carried at estimated fair value, $50.1 million was classified as Level 2 given that the assets were valued using quoted prices and other observable inputs in an active market. The remaining $3.9 million was classified as Level 3 given that the Company applied unobservable inputs based on the best available information to determine the estimated fair value.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Securities:
Corporate debt securities	$—	$370,072	$42,221	$412,293
Other securities, at estimated fair value	—	34,476	2,909	37,385
Residential mortgage-backed securities	—	—	83,842	83,842
Total securities	—	404,548	128,972	533,520
Corporate loans, at estimated fair value	—	19,738	16,141	35,879
Equity investments, at estimated fair value	23,790	40,085	97,746	161,621
Derivatives:
Foreign exchange options	—	—	8,562	8,562
Commodity swaps	—	8,557	—	8,557
Common stock warrants	1,744	—	1,574	3,318
Foreign exchange forward contracts	—	2,615	—	2,615
Credit default swaps—protection sold	—	19	—	19
Credit default swaps—protection purchased	—	136	—	136
Total derivatives	1,744	11,327	10,136	23,207
Other assets:
Interests in joint ventures and partnerships	—	—	142,477	142,477
Other assets	—	319	—	319
Total other assets	—	319	142,477	142,796
Total	$25,534	$476,017	$395,472	$897,023
Liabilities:
Securities sold, not yet purchased	$1,158	$—	$—	$1,158
Derivatives:
Interest rate swaps	—	90,618	—	90,618
Foreign exchange forward contracts	—	23,590	—	23,590
Credit default swaps—protection purchased	—	1,276	—	1,276
Commodity swaps	—	1,501	—	1,501
Foreign exchange options	—	—	285	285
Total derivatives	—	116,985	285	117,270
Total	$1,158	$116,985	$285	$118,428

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

Level 3 Fair Value Rollforward

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended March 31, 2013 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships
Beginning balance as of January 1, 2013	$42,221	$2,909	$83,842	$16,141	$97,746	$1,574	$8,277	$142,477
Total gains or losses (for the period):
Included in earnings(1)	(117)	328	5,721	(1,426)	4,516	245	(2,927)	6,679
Included in other comprehensive income	90	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	—
Purchases	—	—	—	3,073	—	—	—	22,812
Sales	—	—	—	—	—	—	—	—
Settlements	(111)	—	(2,535)	(463)	—	—	—	(2,037)
Ending balance as of March 31, 2013	$42,083	$3,237	$87,028	$17,325	$102,262	$1,819	$5,350	$169,931
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(117)	$328	$12,088	$(1,722)	$4,516	$245	$(2,927)	$6,679

(1)                                     Amounts are included in net realized and unrealized gain on investments or net realized and unrealized (loss) gain on derivatives and foreign exchange in the condensed consolidated statements of operations.

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

(1)                                     Amounts are included in net realized and unrealized gain on investments or net realized and unrealized (loss) gain on derivatives and foreign exchange in the condensed consolidated statements of operations.

(2)                                     There were no transfers between Level 1 or 2. The Company’s policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of March 31, 2013 (dollar amounts in thousands):

	Balance as of March 31, 2013	Valuation Techniques(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Assets:
Securities available-for-sale:	$42,083	Yield Analysis	Yield	12% - 16% (13%)	Decrease
Corporate debt securities			Discount margin	1100bps - 1530bps	Decrease
				(930bps)
			Net leverage	2x - 5x (4x)	Decrease
			Illiquidity discount	3% (3%)	Decrease
			EBITDA multiple	7x - 8x (7x)	Increase
		Broker quotes	Offered quotes	75 - 105 (89)	Increase
Other securities, at estimated fair value	$3,237	Yield Analysis	Yield	10% (10%)	Decrease
			Illiquidity discount	5% (5%)	Decrease
			EBITDA multiple	7x (7x)	Increase
Residential mortgage-backed securities	$87,028	Discounted cash flows	Probability of default	0% - 21% (6%)	Decrease
			Loss severity	18% - 75% (32%)	Decrease
			Constant prepayment rate	1% - 35% (14%)	(5)
Corporate loans, at estimated fair value	$17,325	Yield Analysis	Illiquidity discount	15% (15%)	Decrease
			Net leverage	5x - 6x (6x)	Decrease
			EBITDA multiple	9x - 10x (9x)	Increase
		Broker quotes	Offered quotes	8 - 30 (29)	Increase
Equity investments, at estimated fair value (6)	$102,262	Market comparables	LTM EBITDA multiple	7x - 13x (11x)	Increase
			Forward EBITDA multiple	6x - 12x (10x)	Increase
		Discounted cash flows	Weighted average cost of capital	7% - 15% (10%)	Decrease
			LTM EBITDA exit multiple	7x - 13x (9x)	Increase
Common stock warrants	$1,819	Market comparables	LTM EBITDA multiple	6x (6x)	Increase
			Forward EBITDA multiple	6x (6x)	Increase
			Illiquidity discount	15% (15%)	Decrease
		Discounted cash flows	Weighted average cost of capital	9% (9%)	Decrease
			LTM EBITDA exit multiple	8x (8x)	Increase
Foreign exchange options	$5,581	Option pricing model	Forward and spot rates	0 - 2 (1)	(7)
Interests in joint ventures and partnerships	$169,931	Discounted cash flows	Illiquidity discount	10% - 15% (10%)	Decrease
			Weighted average cost of capital	13% - 25% (18%)	Decrease
Liabilities:
Foreign exchange options	$231	Option pricing model	Forward and spot rates	0.02 (0.02)	(7)

(1)                                  For the assets that have more than one valuation technique, the Company may rely on the techniques individually or in aggregate based on a weight ascribed to each one ranging from 0-100%. When determining the weighting ascribed to each valuation methodology, the Company considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among the investments and in certain instances, may result in up to a 100% weighting to a single methodology. Broker quotes obtained for valuation purposes are reviewed by the Company through other valuation techniques.

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

(6)                                  When determining the illiquidity discount to be applied, the Company takes a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations.

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

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2012 (dollar amounts in thousands):

	Balance as of December 31, 2012	Valuation Techniques(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)
Assets:
Securities available-for-sale:	$42,221	Yield Analysis	Yield	11% - 46% (16%)	Decrease
Corporate debt securities			Discount margin	1100bps - 4550bps	Decrease
				(1450bps)
			Net leverage	3x - 13x (6x)	Decrease
			Illiquidity discount	3% (3%)	Decrease
			EBITDA multiple	6x - 8x (7x)	Increase
		Broker quotes	Offered quotes	69 - 105 (88)	Increase
Other securities, at estimated fair value	$2,909	Yield Analysis	Yield	10% (10%)	Decrease
Residential mortgage-backed securities	$83,842	Discounted cash flows	Probability of default	0% - 21% (6%)	Decrease
			Loss severity	18% - 80% (30%)	Decrease
			Constant prepayment rate	1% - 35% (13%)	(5)
Corporate loans, at estimated fair value	$16,141	Yield Analysis	Illiquidity discount	15% (15%)	Decrease
			Net leverage	8x - 9x (9x)	Decrease
			EBITDA multiple	9x - 10x (10x)	Increase
		Broker quotes	Offered quotes	8 - 40 (39)	Increase
Equity investments, at estimated fair value (6)	$97,746	Market comparables	LTM EBITDA multiple	7x - 12x (10x)	Increase
			Forward EBITDA multiple	6x - 12x (10x)	Increase
		Discounted cash flows	Weighted average cost of capital	6% - 16% (10%)	Decrease
			LTM EBITDA exit multiple	7x - 12x (9x)	Increase
Common stock warrants	$1,574	Market comparables	LTM EBITDA multiple	7x (7x)	Increase
			Forward EBITDA multiple	7x (7x)	Increase
			Illiquidity discount	15% (15%)	Decrease
		Discounted cash flows	Weighted average cost of capital	12% (12%)	Decrease
			LTM EBITDA exit multiple	7x (7x)	Increase
Foreign exchange options	$8,562	Option pricing model	Forward and spot rates	0 - 2 (1)	(7)
Interests in joint ventures and partnerships	$142,477	Discounted cash flows	Illiquidity discount	10% - 15% (10%)	Decrease
			Weighted average cost of capital	13% - 30% (18%)	Decrease
Liabilities:
Foreign exchange options	$285	Option pricing model	Forward and spot rates	0.02 (0.02)	(7)

(1)                                  For the assets that have more than one valuation technique, the Company may rely on the techniques individually or in aggregate based on a weight ascribed to each one ranging from 0-100%. When determining the weighting ascribed to each valuation methodology, the Company considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among the investments and in certain instances, may result in up to a 100% weighting to a single methodology. Broker quotes obtained for valuation purposes are reviewed by the Company through other valuation techniques.

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

(6)                                  When determining the illiquidity discount to be applied, the Company takes a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations.

(7)                                  The directional change from an increase in forward and spot rates varies and is dependent on the specific option.

NOTE 14. SEGMENT REPORTING

Operating segments are defined as components of a company in which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through multiple reportable business segments. Effective September 30, 2012, based on the growing significance of natural resources, the Company changed the basis of presentation from reporting solely the credit (“Credit”) and other segments (“Other”) to reporting Credit, natural resources (“Natural Resources”) and Other. Prior period balances have been reclassified for comparative purposes.

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

The Company evaluates the performance of its segments based on several net income components. Net income includes (i) revenues, (ii) related investment costs and expenses, (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the carrying value of the assets within those segments. These allocations are calculated based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in the Company’s assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

The following table shows data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
For the three months ended March 31	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$115,149	$126,881	$23,805	$11,053	$1,496	$—	$—	$—	$140,450	$137,934
Total investment costs and expenses	61,399	99,396	19,469	8,396	181	—	—	—	81,049	107,792
Total other income (loss)	93,926	74,642	(4,746)	4,641	5,309	—	(20,269)	(445)	74,220	78,838
Total other expenses	13,968	12,533	1,630	1,260	124	—	19,105	11,207	34,827	25,000
Income tax expense (benefit)	457	(4,068)	—	—	1	—	—	—	458	(4,068)
Net income (loss)	$133,251	$93,662	$(2,040)	$6,038	$6,499	$—	$(39,374)	$(11,652)	$98,336	$88,048

(1)                                     Consists of certain expenses not allocated to individual segments including incentive fees of $17.2 million and $9.7 million for the three months ended March 31, 2013 and 2012, respectively and losses on restructuring and extinguishment of debt of $20.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

The following table shows total assets of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
As of	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Total assets	$8,106,181	$7,904,116	$383,097	$399,225	$82,784	$53,742	$1,449	$1,796	$8,573,511	$8,358,879

NOTE 15. SUBSEQUENT EVENTS

On March 26, 2013, the Company’s board of directors declared a cash distribution of $0.450694 per share on its Series A LLC Preferred Shares. The distribution was paid on April 15, 2013 to preferred shareholders as of the close of business on April 8, 2013.

On April 30, 2013, the Company’s board of directors declared a cash distribution for the quarter ended March 31, 2013 on the Company’s common shares of $0.21 per common share. The distribution is payable on May 28, 2013 to common shareholders of record as of the close of business on May 14, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on February 28, 2013. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of seven CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”) and KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”) (collectively the “Cash Flow CLOs”). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

We are managed by KKR Financial Advisors LLC (our “Manager”), a wholly- owned subsidiary of KKR Asset Management LLC (“KAM”), pursuant to a management agreement (the “Management Agreement”). KAM is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Business Environment

The first quarter of 2013 provided positive returns, albeit modest in comparison to 2012. Specifically, the S&P/LSTA Loan Index returned 2.1% for the first quarter of 2013 (as compared to 3.8% for the first quarter of 2012) and the Merrill Lynch High Yield Master II index returned 2.9% for the first quarter of 2013 (as compared to 5.1% for the first quarter of 2012). During the first quarter of 2013, we experienced a rally in U.S. Treasury Rates and a slight compression of credit spreads. Separately, we saw the average three-month London interbank offered rate (“LIBOR”) rate decrease to 0.29% for the three months ended March 31, 2013 from 0.51% for the three months ended March 31, 2012. Due to the low interest rates, the number of assets offering an income premium, or

LIBOR floor, continued to climb. As of March 31, 2013, 56.5% of our floating corporate debt portfolio had a weighted average LIBOR floor of 1.3% compared to 51.6% with a weighted average floor of 1.4% as of December 31, 2012 and 33.5% with a weighted average floor of 1.4% as of March 31, 2012.

In addition to our financial assets consisting primarily of bank loans and high yield bonds, which are impacted by factors such as LIBOR, we hold oil and natural gas assets, which are impacted by the relevant commodity prices. Commodity price volatility will impact our net income through total revenues and net realized and unrealized gains and losses on our commodity swaps. In addition, revenue earned on our oil and natural gas properties are dependent on volumes produced and price. The Henry Hub spot natural gas price increased to $4.09 per million British thermal units (“MMBtu”) as of March 28, 2013, from $2.02 per MMBtu as of March 30, 2012. Separately, the WTI Cushing crude oil spot price decreased to $97.24 per barrel (“Bbl”) as of March 28, 2013, from $103.03 per Bbl as of March 30, 2012.

Summary of Results

Our net income available to common shareholders for the three months ended March 31, 2013 totaled $91.6 million (or $0.46 per diluted common share), as compared to net income of $88.0 million (or $0.48 per diluted common share), for the three months ended March 31, 2012. Additional discussion around our results, as well as the components of net income for our reportable segments for the three months ended March 31, 2013 and 2012 are detailed further below under “Results of Operations.”

Book value per share decreased $0.15 to $10.16 as of March 31, 2013 from $10.31 as of December 31, 2012. The decrease in book value per share from December 31, 2012 was attributable to the issuance of 26.1 million common shares related to the conversion of $172.5 million of our the 7.5% convertible senior notes due January 15, 2017 (the “7.5% Notes”) during the three months ended March 31, 2013, as well as the distribution to shareholders during the three months ended March 31, 2013 of $0.26 per common share, partially offset by earnings for the three months ended March 31, 2013 of $0.46 per common share.

Cash Distributions to Shareholders

On April 30, 2013, our board of directors declared a cash distribution for the quarter ended March 31, 2013 on our common shares of $0.21 per common share. The distribution is payable on May 28, 2013 to common shareholders of record as of the close of business on May 14, 2013.

On March 26, 2013, our board of directors declared a cash distribution of $0.450694 per share on our 7.375% Series A LLC Preferred Shares (‘‘Series A LLC Preferred Shares’’). The distribution was paid on April 15, 2013 to preferred shareholders as of the close of business on April 8, 2013.

The amount and timing of our distributions to our common and preferred shareholders, including any special distributions to our common shareholders, is determined by our board of directors and is based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions, including those under the terms of our preferred shares which would impact common shareholders, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we will generally determine gains or losses based upon the price we paid for those assets.

We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by a common shareholder on the sale of assets held by us may be higher or lower depending upon the purchase price the shareholder paid for our common shares. Holders of Series A LLC Preferred Shares will not be allocated any gains or loss from any sale of our assets. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. See “Non-Cash ‘Phantom’ Taxable Income” below for further discussion about taxable income allocable to holders of our shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.

Funding Activities

Preferred Offering

On January 17, 2013, we issued 14.95 million of Series A LLC Preferred Shares for gross proceeds of $373.8 million, and net proceeds of $362.0 million. The Series A LLC Preferred Shares trade on the NYSE under the ticker symbol “KFN.PR” and began trading on January 28, 2013. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by our board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year, and began April 15, 2013, at a rate per annum equal to 7.375%.

Convertible Debt

On January 18, 2013, in accordance with the indenture relating to our $172.5 million of 7.5% Notes, we issued a conversion rights termination notice (“Termination Notice”) to holders of the 7.5% Notes whereby we terminated the right to convert the 7.5% Notes to common shares. During the first quarter of 2013, holders of $172.5 million 7.5% Notes submitted their notes for conversion,  which we satisfied by physical settlement with 26.1 million common shares, or 151.0580 shares per $1,000 principal amount of 7.5% Notes.

Consolidation

Our Cash Flow CLOs are all variable interest entities (“VIEs”) that we consolidate as we have determined we have the power to direct the activities that most significantly impact these entities’ economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

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

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (which are treated as partnerships, disregarded entities or foreign corporations for United States federal income tax purposes), partnerships generally and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our shares and then prorate that amount on a monthly basis. If the amount of cash distributed to our Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our common shares may still have a tax liability attributable to their allocation of our taxable income from us during such year.

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

Refer to “Results of Operations—Investment Portfolio” below for a reconciliation of these six core strategies, which differ from our reportable segments, to the line items on our condensed consolidated balance sheets.

The majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of March 31, 2013, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $6.3 billion par amount or $6.1 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consist of the following as of March 31, 2013:

•                  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.0 billion and estimated fair value of $5.7 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 4.9%, of which 99.0% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 4.1%. The remaining 1.0% are fixed rate with a weighted average coupon of 7.3%.

•                  Corporate debt securities: Corporate debt securities consist of high yield bonds held through our CLOs with an aggregate par amount of $314.7 million and estimated fair value of $310.9 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 9.2%, of which 96.1% of the corporate debt securities are fixed rate with a weighted average coupon of 9.4%. The remaining 3.9% are floating rate with a weighted average coupon spread to LIBOR of 2.2%.

Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of March 31, 2013, the contractual notional balance of our amortizing interest rate swaps was $372.8 million.

As of March 31, 2013, these Cash Flow CLOs had aggregate secured debt outstanding totaling $5.1 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $193.9 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. We hold the majority or all of the subordinated notes in each of the Cash Flow CLOs and we consolidate all of the Cash Flow CLOs. All income and losses related to the assets in these Cash Flow CLOs are reflected on our condensed consolidated statement of operations even though a minority interest in three of our CLO transactions is not held by us.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011 and CLO 2006-1 ended its reinvestment period in the third quarter of 2012. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three months ended March 31, 2013, an aggregate $146.2 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2007-1 and CLO 2012-1 will end their reinvestment periods during May 2014 and December 2016, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the three months ended March 31, 2013, $21.5 million of original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call in a CLO transaction by redeeming the notes and reinvesting the proceeds into a new CLO.

On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of March 31, 2013:

•                  CLO note holdings: We hold $1.1 billion par amount and $1.2 billion estimated fair value of mezzanine and subordinated notes in our seven Cash Flow CLO transactions. As our Cash Flow CLOs are consolidated under accounting principles generally accepted in the United States of America (“GAAP”), these holdings are not reflected on our consolidated balance sheet as the assets and liabilities of our CLO subsidiaries are consolidated and our ownership interests in the Cash Flow CLOs are eliminated for consolidation.

•                  Corporate loans: Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans have an aggregate par value of $94.6 million and estimated fair value of $78.2 million. These loans have a weighted average coupon of 5.3%, and all are floating rate with a weighted average coupon spread to LIBOR of 5.0%. In addition, we hold equity investments with an estimated fair value of $46.6 million, which were restructured from debt instruments to equity.

•                  Corporate debt securities: Our corporate debt securities consist of high yield bonds. These corporate debt securities have an aggregate par value of $17.8 million and estimated fair value of $18.5 million. These debt securities have a weighted average coupon of 14.9% and include one fixed rate corporate debt security with a coupon of 13.0% and one floating rate corporate debt security with a coupon spread to LIBOR of 15.0%.

•                  Natural resources: Our natural resources holdings consist of (i) non-operated oil and gas working interests in proved developed and proved undeveloped properties with a carrying amount of $259.2 million, partially financed with $46.1 million borrowed under a non-recourse, asset-based credit facility, (ii) overriding royalty interests with a carrying amount of $45.9 million, and (iii) private equity and interests in joint ventures and partnerships focused on the oil and gas sector with an aggregate cost basis of $86.5 million and an estimated fair value of $83.6 million.

•                  Special situations: Our special situations holdings consist of (i) $195.4 million par amount of debt investments with an $128.8 million amortized cost and estimated fair value of $152.2 million, (ii) $51.9 million aggregate cost of equity, including warrants and interests in joint ventures and partnerships with an estimated fair value of $55.5 million, and (iii) $8.2 million aggregate cost of other investments with an estimated fair value of $8.3 million. The $195.4 million par amount of debt investments has a weighted average coupon of 7.7%.

•                  Mezzanine: Our mezzanine holdings consist of (i) $83.9 million par amount of debt with an estimated fair value of $85.5 million and (ii) $6.5 million aggregate cost of equity with an estimated fair value of $9.0 million. The $83.9 million par amount of mezzanine debt are all floating rate with a weighted average coupon of 14.8%.

•                  Commercial real estate: Our commercial real estate holdings consist of investments with a carrying value of $79.9 million.

•                  Private equity: Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $56.1 million with an estimated fair value of $76.3 million.

•                  Residential mortgage-backed securities (“RMBS”): Our RMBS have an aggregate par amount of $142.1 million with an estimated fair value of $87.0 million.

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

Corporate Debt Securities and Corporate Loans, at Estimated Fair Value:  Corporate debt securities and corporate loans, at estimated fair value are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on yield analysis techniques, where the key inputs are based on relative value analyses, which incorporate similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended March 31, 2013, share-based compensation totaled $1.0 million. As of March 31, 2013, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.6 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of March 31, 2013, the common share options were fully vested and expire in August 2014. As of March 31, 2013, future unamortized share-based compensation totaled $5.3 million, of which $2.8 million, $1.9 million and $0.6 million will be recognized in 2013, 2014 and beyond, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of March 31, 2013, the estimated fair value of our net derivative liabilities totaled $78.5 million.

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

This process involves a considerable amount of judgment by our management. As of March 31, 2013, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $2.0 million, which if not recovered may result in the recognition of future losses. During the three months ended March 31, 2013, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $5.9 million.

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

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of March 31, 2013, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses are assessed on a quarterly and annual basis. As of March 31, 2013, management believes that these estimates are appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

As of March 31, 2013, our allowance for loan losses totaled $206.2 million.

Oil and Gas Revenue Recognition

Oil, natural gas and natural gas liquids (“NGL”) revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup our entitled share through future production. Under the sales method, no receivables are recorded when we take less than our share of production and no payables are recorded when we take more than our share of production.

Oil, Natural Gas and Natural Gas Liquid Reserve Estimates

Proved reserves are based on the quantities of oil, natural gas and NGL that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Independent engineering firms prepare reserve and economic evaluations of all of our properties, except for overriding royalty interests in certain properties in the Eagle Ford Shale, on a well-by-well basis.

Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The process performed by the independent engineers to prepare reserve amounts included their estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue, based in part on data provided by the managers of our oil and gas properties and us. The estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table presents the consolidated results by segments for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
For the three months ended March 31	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$115,149	$126,881	$23,805	$11,053	$1,496	$—	$—	$—	$140,450	$137,934
Total investment costs and expenses	61,399	99,396	19,469	8,396	181	—	—	—	81,049	107,792
Total other income (loss)	93,926	74,642	(4,746)	4,641	5,309	—	(20,269)	(445)	74,220	78,838
Total other expenses	13,968	12,533	1,630	1,260	124	—	19,105	11,207	34,827	25,000
Income tax expense (benefit)	457	(4,068)	—	—	1	—	—	—	458	(4,068)
Net income (loss)	$133,251	$93,662	$(2,040)	$6,038	$6,499	$—	$(39,374)	$(11,652)	$98,336	$88,048

(1)                                Consists of certain expenses not allocated to individual segments including incentive fees of $17.2 million and $9.7 million for the three months ended March 31, 2013 and 2012, respectively and losses on restructuring and extinguishment of debt of $20.3 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

Net income for the three months ended March 31, 2013 was $98.3 million, consisting of revenues totaling $140.5 million, investment costs and expenses totaling $81.0 million, other income totaling $74.2 million and other expenses totaling $34.8 million. Comparatively, net income for the three months ended March 31, 2012 was $88.0 million, consisting of revenues totaling $137.9 million, investment costs and expenses totaling $107.8 million, other income totaling $78.8 million and other expenses totaling $25.0 million.

Revenues

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and royalty interests in oil and gas properties. Revenues increased $2.5 million from the three months ended March 31, 2012 to 2013 due to $12.8 million of incremental oil and gas revenue as a result of the acquisition and development of additional working and royalty interests in 2012 and $3.3 million of additional dividend income. These increases were partially offset by a reduction in loan and securities interest income of $8.3 million and discount accretion of $5.2 million from the three months ended March 31, 2012 to 2013.

Investment Costs and Expenses

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Investment costs and expenses include interest expense, provision for loan losses, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to oil and gas properties, and other investment expenses. Investment costs and expenses decreased $26.7 million from the three months ended March 31, 2012 to 2013 primarily due to a $35.4 million decrease in provision for loan losses offset by a $10.8 million increase in both oil and gas production costs and DD&A as a result of the acquisition and development of additional working and royalty interests in 2012.

Other Income

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Other income decreased $4.6 million from the three months ended March 31, 2012 to 2013 primarily as a result of a $19.8 million increase in loss on restructuring and extinguishment of debt related to the conversion of our convertible notes combined with an $18.0 million negative change to total net realized and unrealized (loss) gain on derivatives and foreign exchange, largely offset by a $28.2 million increase in net realized and unrealized gains on investments and a $4.8 million increase in trade-related fee income.

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

The base management fee payable is calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. In addition, our Manager is entitled to a quarterly incentive fee provided that our quarterly “net income” before the incentive fee exceeds a defined return hurdle, as defined in the Management Agreement.

Professional services expenses consist of legal, accounting and other professional services. General, administrative and directors’ expenses include share-based compensation, expenses and reimbursements due to the board of directors for their services, as well as other expenses incurred by us or reimbursable by us to our Manager.

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Other expenses increased $9.8 million from the three months ended March 31, 2012 to 2013. The majority of this change was related to an increase in related party management compensation as a result of higher base management fees and incentive fees. Base management fees increased $2.6 million from the three months ended March 31, 2012 to 2013 primarily due to an increase in equity (as defined by the Management Agreement) from the issuance of our 7.375% preferred shares and common shares in connection with our convertible notes conversion, as well as net income earned during 2012 and 2013. In addition, incentive fees increased by $7.5 million from $9.7 million for the three months ended March 31, 2012 to $17.2 million for the three months ended March 31, 2013 primarily due to realized gains on the sale of a corporate loan.

Segment Results

We operate our business through multiple reportable business segments, which are differentiated primarily by their investment focuses.

•                  Credit (“Credit”): The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, and distressed and stressed debt securities.

•                  Natural resources (“Natural Resources”): The Natural Resources segment, which was previously included within the other segment (“Other”), consists of non-operated working and overriding royalty interests in oil and natural gas properties. For segment reporting purposes, the Natural Resources segment excludes private equity and interests in joint ventures and partnerships focused on the oil and gas sector.

•                  Other: The Other segments include all other portfolio holdings, including commercial real estate.

The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by us.

We evaluate the performance of our segments based on several net income components. Net income includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the carrying value of the assets within those segments. These allocations are calculated based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part I - Item 1. Financial Statements—Note 14. Segment Reporting.”

The following discussion and analysis regarding our results of operations is based on our reportable segments. Certain prior period information has been reclassified to conform to the current year presentation to provide additional detailed financial information as a result of the growth in our natural resources segment.

Credit Segment

The following table presents the net income components of our credit segment for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Revenues:
Corporate loans and securities interest income	$93,795	$102,126
Residential mortgage-backed securities interest income	2,959	2,962
Net discount accretion	16,370	21,582
Dividend income	1,963	164
Other	62	47
Total revenues	115,149	126,881
Investment costs and expenses:
Interest expense:
Collateralized loan obligation secured notes	19,064	18,263
Credit facilities	216	546
Convertible senior notes	4,175	5,941
Senior notes	7,103	5,537
Junior subordinated notes	3,619	3,838
Interest rate swaps	5,736	5,585
Other interest expense	87	76
Total interest expense	40,000	39,786
Interest expense to affiliates	9,917	12,859
Provision for loan losses	11,068	46,498
Other	414	253
Total investment costs and expenses	61,399	99,396
Other income:
Realized and unrealized (loss) gain on derivatives and foreign exchange:
Credit default swaps	(1,173)	2,051
Total rate of return swaps	—	141
Common stock warrants	153	736
Foreign exchange(1)	(2,831)	1,487
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(3,851)	4,415
Net realized and unrealized gain on residential mortgage-backed securities, at estimated fair value	6,444	3,047
Net realized and unrealized gain on investments(2)	88,912	64,310
Net realized and unrealized (loss) gain on securities sold, not yet purchased	(77)	11
Impairment of securities available for-sale and private equity at cost	(5,862)	(733)
Other income	8,360	3,592
Total other income	93,926	74,642
Other expenses:
Related party management compensation:
Base management fees	8,928	6,806
CLO management fees	849	1,057
Total related party management compensation	9,777	7,863
Professional services	1,435	1,725
Other general and administrative	2,756	2,945
Total other expenses	13,968	12,533
Income before income taxes	133,708	89,594
Income tax expense (benefit)	457	(4,068)
Net income	$133,251	$93,662

(1)                                 Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                                 Includes lower of cost or estimated fair value adjustment to corporate loans held for sale and unrealized gain (loss) on investments held at estimated fair value.

Revenues

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues decreased $11.7 million from $126.9 million for the three months ended March 31, 2012 to $115.1 million for the three months ended March 31, 2013. The decrease was primarily attributable to an $8.3 million decline in corporate loans and securities interest income earned due to declining average par balances in the corporate debt portfolio. The weighted average par balances for our corporate bond portfolio declined by $413.5 million, from $858.2 million to $444.7 million for the three months ended March 31, 2012 and 2013, respectively. The weighted average par balances for our corporate loan portfolio declined by $461.4 million from $7.0 billion to $6.5 billion for the three months ended March 31, 2012 and 2013, respectively. This reduction was the result of fewer purchases during 2012 and 2013 as the majority of our CLOs have ended their reinvestment periods. CLO 2006-1 ended its reinvestment period during the third quarter of 2012, while CLO 2005-1, CLO 2005-2 and CLO 2007-A ended their reinvestment periods in 2011 and 2010. Refer to “Investment Portfolio Overview” above for further discussion on the principal proceeds from the assets held in each of these CLO transactions used to amortize the outstanding balance of the CLO senior notes outstanding. The smaller portfolio outweighed the higher yields earned on our portfolio. The average three-month LIBOR rate decreased to 0.29% for the three months ended March 31, 2013, from 0.51% for the three months ended March 31, 2012. However, offsetting this decline was an increase in the percentage of our floating rate corporate debt portfolio with LIBOR floors to 56.5% as of March 31, 2013 with a weighted average floor of 1.3%, from 33.5% as of March 31, 2012 with a weighted average floor of 1.4%.

In addition, net discount accretion declined by $5.2 million as a net result of (i) a $6.0 million decline in recurring accretion income due to a smaller overall corporate debt portfolio and comparatively smaller discounts on the remaining portfolio, partially offset by (ii) a $0.8 million increase in accelerated discount accretion as a result of greater paydowns during the first quarter of 2013 compared to 2012.

These negative changes were partially offset by a $1.8 million increase in dividend income from the three months ended March 31, 2012 to March 31, 2013.

Investment Costs and Expenses

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Total investment costs and expenses decreased $38.0 million, from $99.4 million for the three months ended March 31, 2012 to $61.4 million for the three months ended March 31, 2013. The decrease was primarily attributable to a reduction in the provision for loan losses and a decrease in interest expense to affiliates. Provision for loan losses decreased $35.4 million from $46.5 million for the three months ended March 31, 2012 to $11.1 million for the three months ended March 31, 2013. The decrease in provision for loan losses was attributable to a comparatively larger provision for loan losses recorded in the first quarter of 2012 as a result of an increase in the unallocated component of our allowance for loan losses based on a review of our unimpaired, held for investment loan portfolio, with particular sensitivity to the loans that we have designated as high risk within our internally assigned risk grades.

Other Income

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Total other income increased $19.3 million from $74.6 million for the three months ended March 31, 2012 to $93.9 million for the three months ended March 31, 2013. This increase was largely driven by a $24.6 million increase in net realized and unrealized gain on investments coupled with a $4.8 million increase in other income, partially offset by an $8.3 million negative change related to total realized and unrealized (loss) gain on derivatives and foreign exchange and a $5.1 million increase in impairment losses recorded  for securities available-for-sale that we determined to be other-than-temporarily impaired. These changes are described in further detail below.

First, realized and unrealized gains on our corporate debt portfolio increased year over year. Specifically, gains on our corporate loan portfolio increased $36.7 million from $20.2 million for the three months ended March 31, 2012 to $56.9 million for the three months ended March 31, 2013. Included in the $56.9 million of gains was $48.3 million from the sale of one of our largest corporate loan positions. Additionally, gains on equity investments at estimated fair value increased $17.7 million from $7.1 million for the three months ended March 31, 2012 to $24.7 million for the three months ended March 31, 2013. These realized and unrealized gains were partially offset by (i) a $16.4 million decrease in gains on securities available-for-sale from $26.6 million for the three months ended March 31, 2012 to $10.1 million for the three months ended March 31, 2013 and (ii) a $15.2 million negative change in the lower of cost or estimated fair market value adjustment to corporate loans held for sale from a $10.4 million reduction in adjustment recorded during the three months ended March 31, 2012 to a $4.7 million charge recorded during the three months ended March 31, 2013. As of March 31, 2013 and 2012, our loans held for sale had a carrying value of $107.4 million and $297.7 million, respectively.

Second, for the three months ended March 31, 2012, net realized and unrealized gain on derivatives and foreign exchange totaled $4.4 million, as compared to a $3.9 million loss for the three months ended March 31, 2013. The variance was primarily attributable to adverse movements in exchange rates related to our foreign exchange contracts and Euro-denominated investments.

Other Expenses

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Other expenses increased $1.4 million from $12.5 million for the three months ended March 31, 2012 to $14.0 million for the three months ended March 31, 2013, primarily due to an increase of $2.1 million of base management fees pursuant to the Management Agreement. Base management fees increased primarily due to an increase in “equity” resulting from the issuance of preferred and common shares during the first quarter of 2013 and net income earned during 2012 and 2013.

Natural Resources Segment

The following table presents the net (loss) income components of our natural resources segment for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Revenues:
Oil and gas revenue:
Natural gas sales	$7,048	$2,605
Oil sales	12,344	5,731
Natural gas liquids sales	3,627	2,714
Other	786	3
Total revenues	23,805	11,053
Investments costs and expenses:
Interest expense:
Credit facilities	827	487
Convertible senior notes	244	172
Junior subordinated notes	212	111
Senior notes	415	160
Total interest expense	1,698	930
Oil and gas production costs:
Lease operating expenses	4,128	1,912
Workover expenses	1,037	320
Transportation and marketing expenses	1,269	—
Severance and ad valorem taxes	1,474	641
Total oil and gas production costs	7,908	2,873
Oil and gas depreciation, depletion and amortization	8,988	3,181
Other	875	1,412
Total investment costs and expenses	19,469	8,396
Other income:
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Commodity swaps	(5,000)	4,734
Net realized and unrealized loss on investments(1)	—	(93)
Other income	254	—
Total other (loss) income	(4,746)	4,641
Other expenses:
Related party management compensation:
Base management fees	522	197
Professional services	275	171
Insurance	39	—
Other general and administrative	794	892
Total other expenses	1,630	1,260
(Loss) income before income taxes	(2,040)	6,038
Income tax expense	—	—
Net (loss) income	$(2,040)	$6,038

(1)                                 Includes impairment of oil and gas properties

Our oil and gas results depend substantially on natural gas and oil prices and production levels, as well as drilling and operating costs. The price we realize for our production is affected by our hedging activities. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into commodity swaps for a portion of our working interests. Our policy has been to hedge a majority of the total estimated oil, natural gas and NGL production on our working interests for a specified amount of time. Our commodity derivatives are described further below under “Other (Loss) Income”.

Production and Sales Statistics

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Average daily production:
Natural gas (Mcf/d)	25,069	14,665
Oil (Bbls/d)	1,267	538
NGL (Bbls/d)	1,584	888
Total (Mcfe/d)(1)	42,175	23,221
Weighted average prices (hedged)(2):
Natural gas (MMBtu)	$3.54	$2.74
Oil (Bbl)	$108.17	$117.98
NGL (Bbl)	$26.64	$33.27
Weighted average prices (unhedged)(3):
Natural gas (MMBtu)	$3.12	$1.97
Oil (Bbl)	$108.24	$118.29
NGL (Bbl)	$25.45	$33.96
Average Henry Hub and WTI spot prices:
Natural gas (MMBtu)	$3.49	$2.44
Oil (Bbl)	$94.33	$102.98
Costs per Mcfe of production:
Lease operating expenses	$1.09	$0.91
Transportation and marketing expenses	$0.33	$—
General and administrative expenses	$0.44	$1.09
Depreciation, depletion and amortization	$2.37	$1.52
Taxes, other than income taxes	$0.39	$0.31

(1)                                 Calculated using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs.

(2)                                 Includes the effect of realized gains on derivatives of approximately $1.1 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

(3)                                 Does not include the effect of realized gains (losses) on derivatives.

Revenues

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenue increased $12.8 million from $11.1 million for the three months ended March 31, 2012 to $23.8 million for the three months ended March 31, 2013 due to the increase in production resulting from the acquisitions of producing oil and natural gas properties in 2012 described further below under “Investment Portfolio—Other Holdings”, as well as the drilling and completion of existing undeveloped working interest and overriding royalty interest property. As of March 31, 2013 and December 31, 2012, our working and overriding royalty interests had a carrying value of $305.1 million and $297.0 million, respectively, as compared to $211.1 million as of March 31, 2012.

Average daily production increased 82% from the three months ended March 31, 2012 to 2013 primarily due to acquisitions of producing properties during 2012 and drilling and completion of properties during 2012 and 2013.

Investment Costs and Expenses

Investment costs and expenses consist of production costs, DD&A and other expenses related to acquisitions.

Production costs represent costs incurred to operate and maintain our wells, or lease operating expenses, as well as transportation and marketing costs. Lease operating expenses include expenses such as labor, rented equipment, field office, saltwater disposal, maintenance, tools and supplies and workover expenses. As we continue to acquire working interests in oil and natural gas properties, lease operating expenses will continue to increase in conjunction with an increase in oil, natural gas and NGL production. Furthermore, we have agreements with third parties to act as managers of certain of our oil and natural gas properties. Services provided by these third party managers include making the business and operational decisions related to the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses, general and administrative expenses and other necessary and useful services for the operation of the assets. Again, as the overall number of oil and natural gas properties increase, the related costs to manage these properties increase correspondingly.

Production costs also include severance and ad valorem taxes, which increase or decrease primarily when prices of oil and natural gas increase or decrease, but are also affected by changes in production, as well as property values.

DD&A represents recurring charges related to the exhaustion of mineral reserves for our natural resources investments. DD&A is calculated using the units-of-production method, which depletes capitalized costs of producing oil and natural gas properties based on the ratio of current production to estimated total net proved oil, natural gas and NGL reserves, and total net proved developed oil, natural gas and NGL reserves. Our depletion expense is affected by factors including reserve revisions primarily related to well performance, commodity prices, additional capital expended to develop new wells and reserve additions resulting from development activity.

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

As described above, we acquired additional producing oil and natural gas properties during 2012 and thus, the costs associated with operating and managing the wells increased. Production costs increased $5.0 million from $2.9 million for the three months ended March 31, 2012 to $7.9 million for the three months ended March 31, 2013. Most notably was the increase in lease operating expenses of $2.2 million and transportation and marketing expenses of $1.3 million related to an increase in well count and production. Similarly, DD&A increased $5.8 million from $3.2 million for the three months ended March 31, 2012 to $9.0 million for the three months ended March 31, 2013 due to an increase in production and depletable costs that resulted from 2012 acquisitions and drilling and completion of additional wells.

Other (Loss) Income

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Total other (loss) income decreased $9.4 million from other income of $4.6 million for the three months ended March 31, 2012 to other loss of $4.7 million for the three months ended March 31, 2013, primarily attributable to negative mark-to-market changes on our commodity swaps.

We have entered into receive-fixed, pay-floating commodity derivative contracts, specifically oil, natural gas and certain NGL product swaps, for certain years through 2016. Our unhedged production may expose us to commodity price declines or alternatively, provide the potential upside from commodity price increases. Our price hedging strategy and future hedging transactions, including the prices at which we hedge our production, are dependent upon several factors, including expected production and commodities prices at the time we enter into these transactions.

Net realized and unrealized (loss) gain on commodity swaps negatively changed from a gain of $4.7 million for the three months ended March 31, 2012 to a loss of $5.0 million for the three months ended March 31, 2013. Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized. The fair value of our open derivative contracts decreased $10.2 million from a net asset $11.2 million as of March 31, 2012 to a net asset of $0.9 million as of March 31, 2013 primarily due to new contracts entered into subsequent to March 31, 2012 whose contract prices are less than future commodity prices as of March 31, 2013, and the settlement of contracts during 2012 and 2013.

Other Expenses

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Total other expenses increased $0.4 million from $1.3 million for the three months ended March 31, 2012 to $1.6 million for the three months ended March 31, 2013, primarily due to additional allocated corporate expenses, including base management fees and professional services expenses. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment.

Other Segments

The following table presents the net income components of our other segments for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Revenues:
Dividend income	$1,496	$—
Total revenues	1,496	—
Investment costs and expenses:
Interest expense	181	—
Total investment costs and expenses	181	—
Other income:
Net realized and unrealized gain on investments	5,309	—
Total other income	5,309	—
Other expenses:
Related party management compensation:
Base management fees	107	—
Professional services	17	—
Total other expenses	124	—
Income before income taxes	6,500	—
Income tax expense	1	—
Net income	$6,499	$—

Revenues

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues totaled $1.5 million for the three months ended March 31, 2013. As of March 31, 2013, our commercial real estate holdings had a carrying value of $79.9 million and are included within other assets on our condensed consolidated balance sheets. We began acquiring commercial real estate investments during the second quarter of 2012 and as such, there are zero balances for the three months ended March 31, 2012.

Investment Costs and Expenses

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Investment costs and expenses totaled $0.2 million for the three months ended March 31, 2013. Certain corporate assets and expenses that are not directly related to a segment, including interest expense and related costs on borrowings are allocated to individual segments based on the investment portfolio balance in each segment as of the most recent period-end. We began acquiring commercial real estate investments during the second quarter of 2012 and as such, there are zero balances for the three months ended March 31, 2012.

Other Income

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Other income totaled $5.3 million for the three months ended March 31, 2013. As our commercial real estate holdings are recorded at estimated fair value on our condensed consolidated balance sheets, the $5.3 million represented net unrealized gains on our holdings. We began acquiring commercial real estate investments during the second quarter of 2012 and as such, there are zero balances for the three months ended March 31, 2012.

Other Expenses

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Other expenses totaled $0.1 million for the three months ended March 31, 2013. The expenses incurred were comprised of certain corporate expenses that were not directly related to the segment, but were allocable costs based on the portfolio balance within the segment as of the most recent period-end. We began acquiring commercial real estate investments during the second quarter of 2012 and as such, there are zero balances for the three months ended March 31, 2012.

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

We hold equity interests in certain subsidiaries which have elected or intend to elect to be taxed as real estate investment trusts (“REIT subsidiaries”) under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three months ended March 31, 2013 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state income tax expense related to the 2013 tax year. For the three months ended March 31, 2013, we recorded $0.3 million of state tax expense for our domestic corporate subsidiaries. Additionally, we recorded $0.2 million of state and foreign tax expense for our non-corporate subsidiaries for the three months ended March 31, 2013. Accordingly, for the three months ended March 31, 2013, we recorded income tax expense of $0.5 million. As of March 31, 2013, cumulative tax liability net of deferred tax asset is included in accounts payable, accrued expenses and other liabilities on our consolidated balance sheet.

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

The following table summarizes the carrying value of our investment portfolio by strategy as of March 31, 2013 (amounts in thousands):

	Bank Loans & High Yield Bonds	Natural Resources	Special Situations	Mezzanine	Commercial Real Estate	Private Equity	Total
Corporate loans(1)	$5,896,394	$—	$64,342	$83,655	$—	$—	$6,044,391
Securities(2)	329,418	—	85,750	—	—	—	415,168
Equity investments, at estimated fair value(3)	56,300	12,493	33,128	8,264	—	74,862	185,047
Oil and gas properties, net	—	297,516	—	—	—	—	297,516
Other assets(4)	—	77,932	27,394	330	79,909	75	185,640
Total	$6,282,112	$387,941	$210,614	$92,249	$79,909	$74,937	$7,127,762

(1)                                 Includes loans held for sale and loans at estimated fair value. Amounts presented are gross of allowance for loan losses totaling $206.2 million as of March 31, 2013.

(2)                                 Excludes our investments in RMBS with an estimated fair value of $87.0 million and securities sold, not yet purchased with an estimated fair value of $1.2 million.

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

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $6.3 billion as of March 31, 2013 and $6.5 billion as of December 31, 2012. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of March 31, 2013 and December 31, 2012. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets. We also have certain loans that we elected to carry at estimated fair value.

Corporate Loans

(Amounts in thousands)

	March 31, 2013(1)				December 31, 2012(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$5,713,868	$5,532,189	$5,532,189	$5,504,149	$5,761,308	$5,575,437	$5,575,437	$5,494,676
Second lien	399,198	386,157	386,157	316,203	457,333	433,020	433,020	334,191
Subordinated	178,654	141,136	141,136	153,875	264,722	174,694	174,694	233,308
Subtotal	6,291,720	6,059,482	6,059,482	5,974,227	6,483,363	6,183,151	6,183,151	6,062,175
Lower of cost or fair value adjustment	—	(18,795)	—	—	—	(14,047)	—	—
Allowance for loan losses	—	(206,227)	—	—	—	(223,472)	—	—
Unrealized gains	—	3,704	—	—	—	2,225	—	—
Total	$6,291,720	$5,838,164	$6,059,482	$5,974,227	$6,483,363	$5,947,857	$6,183,151	$6,062,175

(1)                                 Includes loans held for sale and loans carried at estimated fair value.

As of March 31, 2013, $6.2 billion par amount, or 98.8%, of our corporate loan portfolio was floating rate and $73.3 million par amount, or 1.2%, was fixed rate. In addition, as of March 31, 2013, $212.0 million par amount, or 3.4%, of our corporate loan portfolio was denominated in foreign currencies, of which 54.5% was denominated in Euros. As of December 31, 2012, $6.5 billion par amount, or 99.7%, of our corporate loan portfolio was floating rate and $22.3 million par amount, or 0.3%, was fixed rate. In addition, as of December 31, 2012, $328.9 million par amount, or 5.1%, of our corporate loan portfolio was denominated in foreign currencies, of which 68.8% was denominated in Euros.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 5.0% as of March 31, 2013 and 5.3% as of December 31, 2012, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 4.2% as of March 31, 2013 and 4.5% as of December 31, 2012. The weighted average years to maturity of our floating rate corporate loans was 4.3 years as of both March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, our fixed rate corporate loans had a weighted average coupon of 8.4% and a weighted average years to maturity of 4.0 years, as compared to 12.5% and 1.5 years, respectively, as of December 31, 2012.

Non-Accrual Loans

We hold certain corporate loans designated as being non-accrual, impaired and/or in default. Non-accrual loans consist of (i) corporate loans held for investment, including impaired loans, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value. Any of these three classifications may include those loans modified in a TDR, which are typically designated as being non-accrual (see “Troubled Debt Restructurings” section below).

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

The following table summarizes our recorded investment in non-accrual loans as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013	December 31, 2012
Loans held for investment(1)	$561,550	$445,437
Loans held for sale	75,608	90,840
Loans at estimated fair value	1,172	—
Total non-accrual loans	$638,330	$536,277

(1)           Includes $522.1 million of impaired loans held for investment.

The $102.1 million increase in non-accrual loans from $536.3 million as of December 31, 2012 to $638.3 million as of March 31, 2013 was primarily due to $154.7 million of additions to impaired loans, partially offset by $28.2 million of restructures and $22.7 million of sales of loans that occurred during the period. During the three months ended March 31, 2013 and 2012, we recognized $8.0 million and $4.4 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

Impaired loans consist of loans held for investment where we have determined that it is probable that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans on a recorded investment basis increased from $445.4 million as of December 31, 2012 to $522.1 million as of March 31, 2013 primarily due to $154.7 million of additions to impaired loans, partially offset by $68.8 million of loans that were extinguished through TDRs and $9.4 million of transfers from held-for-investment to held-for-sale.

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

As of March 31, 2013, we did not have any corporate loans that were in default. As of December 31, 2012, we held two corporate loans that were in default with a total amortized cost of $50.4 million from one issuer and were included in the loans for which the allocated component of our allowance for loan losses was related to.

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $65.6 million related to four TDRs and $25.5 million related to one TDR at March 31, 2013 and December 31, 2012, respectively. Loans whose terms have been modified in a TDR are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. As of March 31, 2013 and December 31, 2012, $65.6 million and $25.5 million of TDRs were included in non-accrual loans, respectively (see “Non-Accrual Loans” section above). As of March 31, 2013 and December 31, 2012, the allowance for loan losses included specific reserves of $1.9 million and $0.5 million related to TDRs, respectively. As of March 31, 2013, there were no commitments to lend additional funds to the borrowers whose loans had been modified in a troubled debt restructuring.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in a TDR during the three months ended March 31, 2013 and 2012. There were three new TDRs during the three months ended March 31, 2013 and no loans were modified in a TDR during the three months ended March 31, 2012. The modifications in the first quarter of 2013 involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, (iii) or a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon.

	Three months ended March 31, 2013			Three months ended March 31, 2012
	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)
Troubled debt restructurings:
Loans held for investment	2	$68,358	$39,430	—	$—	$—
Loans held for sale	—	—	—	—	—	—
Loans at estimated fair value	1	1,670	1,229	—	—	—
Total	3	$70,028	$40,659	—	$—	$—

(1)         Recorded investment is defined as amortized cost plus accrued interest.

(2)         Excludes equity received from the TDRs with an estimated fair value of $2.1 million.

Prior to the restructurings, two of the new TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the two impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge-offs for the three months ended March 31, 2013, which comprised 95% of the total $28.3 million of charge-offs recorded during the first quarter of 2013.

As of March 31, 2013, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

We modified $1.0 billion and $457.1 million amortized cost of corporate loans during the three months ended March 31, 2013 and 2012, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance for Loan Losses

The following table summarizes the changes in our allowance for loan losses for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Balance at beginning of year	$223,472	$191,407
Provision for loan losses	11,068	46,498
Charge-offs	(28,313)	(2,098)
Balance at end of year	$206,227	$235,807

As of March 31, 2013 and December 31, 2012, we had an allowance for loan loss of $206.2 million and $223.5 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan’s estimated fair value.

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

As of March 31, 2013, the allocated component of our allowance for loan losses totaled $86.9 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $551.8 million and an aggregate recorded investment of $522.1 million. As of December 31, 2012, the allocated component of our allowance for loan losses totaled $94.9 million and relates to investments in certain loans issued by six issuers with an aggregate par amount of $484.1 million and an aggregate recorded investment of $445.4 million.

The unallocated component of our allowance for loan losses totaled $119.3 million and $128.6 million as of March 31, 2013 and December 31, 2012, respectively. As discussed above, we estimate the unallocated reserve by first categorizing our corporate loans held for investment portfolio based on their assigned risk grade and then based on the seniority of the loan in the issuer’s capital structure. Of the three internally assigned risk grades, as of March 31, 2013, we had loans issued from six issuers with an aggregate par value of $542.6 million and amortized cost amount of $525.8 million that we classified as high risk. Approximately 98.0% of the amortized cost balance of loans classified as high risk consisted of the following holdings: (i) $313.3 million amortized cost amount of loans issued by Modular Space Corporation; (ii) $97.9 million amortized cost amount of loans issued by Education Management LLC; (iii) $48.2 million amortized cost amount of loans issued by Springleaf Financial Funding Company; (iv) $39.4 million amortized cost amount of loans issued by Lodgenet Interactive Corporation; and, (v) $16.6 million amortized cost amount of loans issued by Altegrity Holdings.

At September 30, 2012, we transferred Texas Competitive Electric Holdings Company LLC (“TXU”), from the high risk grade of the unallocated component to the allocated component of our allowance for loan losses upon determination that the loans were impaired. Management believed it probable that we would be unable to collect all payments due in accordance with the contractual terms of the loan agreement. To calculate the recovery value of the loans, we estimated the loss as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted using the effective discount rate. At March 31, 2013, the calculation resulted in a specific reserve of $54.5 million related to TXU, or an implied recovery value of approximately 80% of par. As of March 31, 2013, TXU had a total amortized cost of $311.4 million. In addition, we held TXU loans held for sale with a recorded investment of $29.8 million as of March 31, 2013.

During the three months ended March 31, 2013 and 2012, we recorded charge-offs totaling $28.3 million and $2.1 million, respectively, comprised primarily of loans modified in TDRs and loans transferred to loans held for sale, respectively.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

The following table summarizes the changes in our loans held for sale balance as of March 31, 2013 and 2012 (amounts in thousands):

	March 31, 2013	March 31, 2012
Loans Held for Sale:
Beginning balance	$128,289	$317,332
Transfers in	21,388	46,077
Transfers out	—	(7,504)
Sales, paydowns, restructurings and other	(37,533)	(68,598)
Lower of cost or estimated fair value adjustment(1)	(4,749)	10,401
Net carrying value	$107,395	$297,708

(1)                                 Represents the recorded net adjustment to earnings for the respective period.

As of March 31, 2013, we had $107.4 million of loans held for sale, a decrease of $20.9 million from December 31, 2012 primarily due to the sale of certain loans and the transfer of loans to held for investment for those we determined we no longer had the intention of selling.

During the three months ended March 31, 2013 and 2012, we transferred $21.4 million and $46.1 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during the three months ended March 31, 2013 and 2012, we transferred zero and $7.5 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

We recorded a $4.7 million net charge to earnings for the three months ended March 31, 2013 for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $107.4 million as of March 31, 2013. Comparatively, we reduced the lower of cost or market valuation allowance by $10.4 million for the three months ended March 31, 2012 for certain loans held for sale, which had a carrying value of $297.7 million as of March 31, 2012.

Concentration Risk

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2013, approximately 48% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, TXU and Modular Space Corporation, which combined represented $996.7 million or approximately 16% of the aggregated amortized cost basis of our corporate loans. As of December 31, 2012, approximately 46% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foodservice, TXU and Modular Space Corporation, which combined represented $1.0 billion, or approximately 16% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $424.6 million and $466.1 million as of March 31, 2013 and December 31, 2012, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets.

The following table summarizes our corporate debt securities portfolio stratified by type as of March 31, 2013 and December 31, 2012:

Corporate Debt Securities

(Amounts in thousands)

	March 31, 2013(1)				December 31, 2012(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$201,901	$189,273	$178,226	$189,273	$218,872	$211,716	$201,360	$211,716
Senior unsecured	167,403	169,264	147,724	169,264	191,737	183,003	169,961	183,003
Subordinated	55,277	56,631	51,454	56,631	55,453	54,959	51,491	54,959
Total	$424,581	$415,168	$377,404	$415,168	$466,062	$449,678	$422,812	$449,678

(1)                                 In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the condensed consolidated statements of operations.

As of March 31, 2013, $375.5 million par amount, or 88.4%, of our corporate debt securities portfolio was fixed rate and $49.1 million par amount, or 11.6%, was floating rate. In addition, as of March 31, 2013, $11.8 million par amount, or 2.8%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 69.0% was denominated in Euros. As of December 31, 2012, $395.4 million, or 84.8%, of our corporate debt securities portfolio was fixed rate and $70.7 million, or 15.2%, was floating rate. In addition, as of December 31, 2012, $21.5 million par amount, or 4.6%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 81.8% was denominated in Euros.

As of March 31, 2013, our fixed rate corporate debt securities had a weighted average coupon of 9.3% and a weighted average years to maturity of 4.6 years, as compared to 9.2% and 4.6 years, respectively, as of December 31, 2012. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 10.5% as of March 31, 2013 and 8.2% as of December 31, 2012, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 9.4% as of March 31, 2013 and 7.3% as of December 31, 2012. The weighted average years to maturity of our floating rate corporate debt securities was 3.4 years and 3.0 years as of March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013 and March 31, 2012, we recorded impairment losses totaling $5.9 million and $0.7 million, respectively, for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

As of March 31, 2013 and December 31, 2012, we had no corporate debt securities in default.

Concentration Risk

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2013, approximately 53% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Avaya Inc., iPayment, Inc. and TL Acquisitions, Inc., which combined represented $84.0 million, or approximately 20% of the estimated fair value of our corporate debt securities. As of December 31, 2012, approximately 51% of the estimated fair value of our corporate debt securities was concentrated in ten issuers, with the three largest concentrations of corporate debt securities issued by Sanmina Corporation, Avaya Inc. and iPayment, Inc., which combined represented $87.0 million, or approximately 19% of the estimated fair of value of our corporate debt securities.

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

Working Interests

Our natural resources holdings include non-operated working interests in producing oil and natural gas fields located in Louisiana, Mississippi and Texas. As of March 31, 2013 and December 31, 2012, the working interests had a carrying value of $259.2 million and $249.7 million, respectively. These interests are in proved developed, proved undeveloped and unproved properties, with the majority of our exposure to natural gas, followed by NGL and then oil. The acquisition of these working interests was partially financed with borrowings through our 2015 Natural Resources Facility, which had $46.1 million outstanding as of March 31, 2013.

During 2012, we executed several transactions through which we funded approximately $179.7 million, including transaction costs, for: (i) acquisitions of certain oil and natural gas properties located in Louisiana, Mississippi and Texas (most notably in the Barnett Shale and Eagle Ford Shale), which included proved reserves as of the acquisition date, (ii) agreements providing the rights to participate and earn working interest in oil and natural gas wells and acreage in the Permian Basin in Texas whereby we will provide development capital for drilling in exchange for working interests in the wells and acreage being developed and (iii) an agreement providing us with the rights to participate and earn working interest in oil and natural gas wells in the Eagle Ford Shale in Texas whereby we will provide development capital for drilling in exchange for working interests in the wells being developed.

Royalty Interests

In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties. We have approximately 248 and 220 gross productive wells as of March 31, 2013 and December 31, 2012, respectively, in which we own an overriding royalty interest only, but most of the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of March 31, 2013 and December 31, 2012, had a carrying value of $45.9 million and $47.3 million, respectively.

Equity Holdings

Equity investments carried at estimated fair value primarily consist of private equity investments. As of March 31, 2013, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $2.1 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $145.0 million and an estimated fair value of $185.0 million. In comparison, as of December 31, 2012, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $1.6 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $140.7 million and an estimated fair value of $161.6 million.

Interests in Joint Ventures and Partnerships Holdings

As of March 31, 2013, our interests in joint ventures and partnerships had an aggregate cost amount of $157.6 million and estimated fair value of $169.9 million. As of December 31, 2012, our interests in joint ventures and partnerships had an aggregate cost amount of $137.6 million and estimated fair value of $142.5 million.

Shareholders’ Equity

Our shareholders’ equity at March 31, 2013 and December 31, 2012 totaled $2.4 billion and $1.8 billion, respectively. Included in our shareholders’ equity as of March 31, 2013 and December 31, 2012 is accumulated other comprehensive loss totaling $53.5 million and $70.2 million, respectively.

Our average common shareholders’ equity and return on average common shareholders’ equity for the three months ended March 31, 2013 was $2.0 billion and 18.4%, respectively, and for the three months ended March 31, 2012 was $1.7 billion and 20.4%, respectively. Return on average common shareholders’ equity is defined as net income available to common shareholders divided by weighted average common shareholders’ equity.

Our book value per common share as of March 31, 2013 and December 31, 2012 was $10.16 and $10.31, respectively, and was computed based on 204,784,871 and 178,437,078 common shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.

Distributions

Preferred Shareholders

On March 26, 2013, our board of directors declared a cash distribution of $0.450694 per share on our outstanding Series A LLC Preferred Shares. The distribution was paid on April 15, 2013 to preferred shareholders of record as of the close of business on April 8, 2013.

Common Shareholders

On January 31, 2013, our board of directors declared a cash distribution for the quarter ended December 31, 2012 of $0.21 per share to common shareholders of record on February 19, 2013. The distribution was paid on February 28, 2013. Also, on January 31, 2013, our board of directors declared a special cash distribution for the year ended December 31, 2012 of $0.05 per share to common shareholders of record on March 14, 2013. The distribution was paid on March 28, 2013.

On April 30, 2013, our board of directors declared a cash distribution for the quarter ended March 31, 2013 of $0.21 per share to common shareholders of record on May 14, 2013. The distribution is payable on May 28, 2013.

Common Shares and Restricted Shares

On February 14, 2013, the Compensation Committee of the board of directors granted the Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016.

During the first quarter of 2013, $172.5 million of our 7.5% Notes had been tendered for conversion, which were settled with 26.1 million shares. See “Sources of Funds” below for further discussion.

On March 1, 2013, we repurchased and cancelled 25,204 of our common shares in connection with the satisfaction of tax withholding obligations related to common shares previously awarded to certain of our officers and vesting on that date. Also on the same date, we issued 30,000 shares in connection with funding this repurchase.

LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we will continue to evaluate opportunities to issue incremental capital. This may include taking advantage of market opportunities to issue equity or refinance or replace indebtedness, including the issuance of new debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. As of March 31, 2013, we had unrestricted cash and cash equivalents totaling $713.2 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization (“OC Test”) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, as of March 31, 2013, all our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (“IC”) tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

Sources of Funds

Senior Notes Offerings

On March 20, 2012, we issued $115.0 million par amount of 7.500% Senior Notes, resulting in net proceeds of $111.4 million. The notes trade under the ticker symbol “KFI” on the NYSE. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year.

Cash Flow CLO Transactions

As of March 31, 2013, we had seven Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $193.9 million as of March 31, 2013 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

On December 21, 2012, we closed CLO 2012-1, a $412.4 million secured financing transaction maturing December 16, 2024. We issued $367.5 million par amount of senior secured notes to unaffiliated investors, of which $342.5 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate at 2.39%. We also issued $21.5 million of subordinated notes to unaffiliated third party investors. The investments that are owned by CLO 2012-1 collateralize the CLO 2012-1 debt, and as a result, those investments are not available to us, our creditors or shareholders.

The indentures governing our Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO’s portfolio.

In the case of CLO 2011-1, the agreement specifies a par value ratio test (“PVR Test”), whereby if the PVR Test is below 120.0%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 120.0%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default or is a CCC-rated asset in excess of the CCC-rated asset limit percentage specified for CLO 2011-1, in which case the collateral value of such asset is the market value of such asset.

The following table summarizes the PVR Test for CLO 2011-1. This information is based on the March 2013 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$407,312
Par value test minimum	120%
Par value test ratio	133.3%
Cushion / (Excess)	$42,936
Par value portfolio collateral value	$429,360
Outstanding loan balance	$322,020

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of March 31, 2013, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs. This information is based on the March 2013 monthly reports, which are prepared by the independent third party trustee for each CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the March 2013 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the March 2013 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A	CLO 2012-1
Investments	$580,577	$621,163	$926,131	$3,359,452	$880,492	$401,026
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%	115.0%
Actual senior IC ratio	696.6%	1027.1%	562.5%	760.4%	759.2%	151.6%
CCC amount	$94,658	$86,659	$216,710	$553,851	$203,301	$—
CCC percentage of portfolio	16.3%	14.0%	23.4%	16.5%	23.1%	—%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%	113.2%
Actual senior OC Test	175.9%	162.9%	176.2%	182.5%	171.0%	121.5%
Cushion / (Excess)	$176,765	$148,769	$162,944	$414,808	$249,243	$27,466
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%	n/a
Actual subordinated OC Test	124.0%	130.1%	145.3%	127.1%	126.3%	n/a
Cushion / (Excess)	$78,948	$108,323	$187,032	$178,093	$107,859	n/a

During the three months ended March 31, 2012, we issued $42.0 million par amount of CLO 2007-1 class D notes for proceeds of $31.9 million.

Credit Facilities

Senior Secured Credit Facility

On November 30, 2012, we entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015. We may obtain additional commitments under the 2015 Facility so long as the aggregate amount of commitments at any time does not exceed $350.0 million. We have the right to prepay loans under the 2015 Facility in whole or in part at any time. In connection with entering into the 2015 Facility, we terminated the commitments under our prior asset-based revolving credit facility. Loans under the 2015 Facility bear interest at a rate equal to, at our option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. The 2015 Facility contains customary covenants, including ones that require us to satisfy a net worth financial test and maintain certain ratios relating to leverage and consolidated total assets. In addition, the 2015 Facility contains customary negative covenants applicable to us.

As of March 31, 2013, we had no borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facilities

On December 7, 2012, our 2015 Natural Resources Facility, maturing on November 5, 2015, was adjusted and reduced to $126.1 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us. As of March 31, 2013, we had $46.1 million of borrowings outstanding under the 2015 Natural Resources Facility.

In addition, on February 27, 2013, we entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. We have the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to us. As of March 31, 2013, we had no borrowings outstanding under the 2018 Natural Resources Facility.

As of March 31, 2013, we believe we were in compliance with the covenant requirements for our credit facilities discussed above.

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

Perpetual Preferred Offering

On January 17, 2013, we issued 14.95 million of Series A LLC Preferred Shares for gross proceeds of $373.8 million, and net proceeds of $362.0 million. The Series A LLC Preferred Shares trade on the NYSE under the ticker symbol “KFN.PR” and began trading on January 28, 2013. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by our board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2013, at a rate per annum equal to 7.375%.

Off-Balance Sheet Commitments

As of March 31, 2013, we had committed to purchase corporate loans with aggregate commitments totaling $219.3 million. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of March 31, 2013, we had unfunded financing commitments totaling $5.6 million for corporate loans.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we  contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments. We estimated these future contributions to range from approximately $245.0 million to $285.0 million as of March 31, 2013, whereby approximately 30% was related to our natural resources segment and 35% was related to each of our credit and other segments.

As of March 31, 2013, we had an investment in a real estate entity, which was financed with non-recourse debt totaling $92.0 million. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with the investment, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. As of March 31, 2013, we also had financial guarantees related to our natural resources investments totaling $17.9 million.

PARTNERSHIP TAX MATTERS

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (which are treated as partnerships, disregarded entities or foreign corporations for United States federal income tax purposes), partnerships generally and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our shares and then prorate that amount on a monthly basis. If the amount of cash distributed to our Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our common shares may still have a tax liability attributable to their allocation of taxable income from us during such year.

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

If we fail to satisfy the “qualifying income exception” described above, items of income, gain, loss, deduction and credit would not pass through to holders of our shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our net income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our shares and thus could result in a substantial reduction in the value of our shares and any other securities we may issue.

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

To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our income or loss effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable federal income tax rate to the extent of the holder’s allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder’s United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such holder’s United States federal income tax liability for the taxable year.

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

In addition, all holders of our shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Kansas, Louisiana, Mississippi, North Dakota, Ohio, Oklahoma, Pennsylvania and Texas. We may make investments in other states or non-U.S. jurisdictions in the future.

For holders of our shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a “qualified publicly traded partnership” for purposes of the income and asset diversification tests that apply to regulated investment companies. Because such qualification will depend on the nature of our future investments, no assurance can be provided that we will or will not be treated as a “qualified publicly traded partnership” in any particular year.

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

IRAN SANCTIONS RELATED DISCLOSURE

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 31, 2013. We note, however, that KKR & Co. L.P., an affiliate of our Manager, has informed us that it has included the disclosure reproduced below (relating to two companies in which its private equity funds have invested) in Exhibit 99.1 to its quarterly report on Form 10-Q as filed with the SEC on May 2, 2013 as required by Section 13(r) of the Exchange Act (the “KKR Disclosure”).

KKR Disclosure:

“A European subsidiary of a portfolio company in which our private equity funds have invested provided certain limited disaster recovery services and hosted co-location of some hardware at the portfolio company’s premises in London for Bank Saderat PLC, a bank incorporated and based in the United Kingdom.  The company has informed us that the gross revenue and net profits attributable to these activities was approximately £16,300 and £5,700, respectively, for the fiscal year ended December 31, 2012 and less than £5,000 each for the quarter ended March 31, 2013.  We have been advised that the subsidiary terminated this contract in the first quarter of 2013, and the portfolio company does not otherwise intend to enter into any Iran-related activity.”

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of March 31, 2013, $223.8 million par amount, or 3.3%, of our corporate debt portfolio was denominated in foreign currencies, of which 55.2% was denominated in Euros. In addition, as of March 31, 2013, $90.2 million aggregate cost, or 25.8%, of other assets, which includes our equity investments at estimated fair value and interests in joint ventures and partnerships, was denominated in foreign currencies, of which 13.7% was denominated in Euros and 34.3% was denominated in Canadian dollars.

Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of March 31, 2013, the net contractual notional balance of our foreign exchange options and forward contracts totaled $129.1 million, all of which related to certain of our foreign currency denominated corporate debt holdings. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of March 31, 2013, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(20,155)
Increase of 2.0%	$(5,156)
Increase of 3.0%	$10,107
Increase of 4.0%	$25,371
Increase of 5.0%	$40,635

As of March 31, 2013, approximately 56.5% of our corporate debt portfolio had LIBOR floors with a weighted average floor of 1.3%. Given these LIBOR floors, increases in short-term interest rates above a certain point between 2% and 3% will result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our interest rate swaps was $497.8 million as of March 31, 2013. Of the $497.8 million, $372.8 million was related to two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held as of March 31, 2013 (amounts in thousands):

	As of March 31, 2013
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$497,833	$(79,445)
Free-Standing Derivatives:
Commodity swaps	—	946
Credit default swaps—protection sold	—	—
Credit default swaps—protection purchased	(118,247)	(802)
Foreign exchange forward contracts	(259,266)	(8,001)
Foreign exchange options	130,207	5,350
Common stock warrants	—	3,470
Total		$(78,482)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of March 31, 2013 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Interest rate swaps	$(2,905)	$—	$—	$(76,540)	$(79,445)
Free-Standing Derivatives:
Commodity swaps	(1,290)	2,075	161	—	946
Credit default swaps—protection sold	—	—	—	—	—
Credit default swaps—protection purchased	(99)	—	(101)	(602)	(802)
Foreign exchange forward contracts	4,720	(12,803)	82	—	(8,001)
Foreign exchange options	295	5,055	—	—	5,350
Total	$721	$(5,673)	$142	$(77,142)	$(81,952)

Commodity Price Risk

Certain of our natural resources holdings, including our working interests in producing oil and natural gas fields are subject to fluctuations in the prices of oil, natural gas and NGL, which may cause our revenues and cash flows to be volatile. As of March 31, 2013, natural gas comprised approximately 63.0% of our total working interest reserves, while NGL and oil comprised approximately 27.0% and 10.0%, respectively. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into, and expect to continue to use, commodity swaps for our working interests. Our policy has been to hedge a majority of the total estimated oil, natural gas and NGL production on our working interests for a specified amount of time. We currently use receive-fixed, pay-floating commodity derivative contracts, specifically oil, natural gas and certain NGL product swaps, for certain years through 2016. Our unhedged production may expose us to commodity price declines or alternatively, provide the potential upside from commodity price increases. Our price hedging strategy and future hedging transactions, including the prices at which we hedge our production, are dependent upon several factors, including expected production and commodities prices at the time we enter into these transactions.

We do not designate any of our commodity derivatives as cash flow hedges for accounting purposes. As such, the changes in fair value of these instruments are recorded in current period earnings. For the three months ended March 31, 2013, we had $1.1 million of commodity derivatives settlements, which are settled monthly. The estimated fair value of our commodity swaps as of March 31, 2013 totaled $0.9 million. As a significant portion of our commodity derivatives hedge the majority of our estimated natural gas production through 2015, a 40% decrease in the future prices of natural gas as compared to the future prices at March 31, 2013 would result in an estimated unhedged production value decrease of approximately $3.4 million or less for any year through 2015.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2013 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PRECEEDINGS

None.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 28, 2013, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2013, our non-employee directors deferred $0.1 million of cash compensation in exchange for 4,392 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. On February 28, 2013 and March 28, 2013, our non-employee directors deferred both $0.1 million of cash distribution in exchange for 9,973 and 2,424 phantom shares, respectively, pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof.

On February 14, 2013, the Compensation Committee of the board of directors granted the Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016. The grant made to our Manager was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Repurchases of Equity Securities

In March 2013, in privately negotiated transactions, we repurchased common shares previously awarded to certain of our officers by our Manager. During the quarter ended March 31, 2013, we did not have any publicly announced plans or programs to repurchase shares.

The following table sets forth information with respect to repurchases of our shares made during the quarter ended March 31, 2013:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Repurchased Under the Plans or Programs

January 1, 2013 through January 31, 2013	—	$—	—	$—
February 1, 2013 through February 28, 2013	—	—	—	—
March 1, 2013 through March 31, 2013	25,204	11.09	—	—
Total	25,204		—	$—

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

Date: May 8, 2013