Form 10-Q
period 2013-06-30
KKR Financial Holdings LLC
filed 2013-08-07
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of the registrant’s common shares outstanding as of July 31, 2013 was 204,784,871.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$507,503	$237,606
Restricted cash and cash equivalents	1,185,794	896,396
Securities	472,824	533,520
Corporate loans, net (includes $102,297 and $35,879 measured at estimated fair value and $117,538 and $128,289 loans held for sale as of June 30, 2013 and December 31, 2012, respectively)	5,632,740	5,947,857
Equity investments, at estimated fair value ($9,646 and $7,187 pledged as collateral as of June 30, 2013 and December 31, 2012, respectively)	189,044	161,621
Oil and gas properties, net	313,907	289,929
Derivative assets	26,726	23,207
Interest and principal receivable	27,784	46,960
Other assets	325,117	221,783
Total assets	$8,681,439	$8,358,879
Liabilities
Collateralized loan obligation secured notes	$5,124,506	$5,122,338
Collateralized loan obligation junior secured notes to affiliates	193,921	296,557
Credit facilities	46,089	107,789
Convertible senior notes	—	166,028
Senior notes	362,226	362,178
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	68,244	25,931
Accrued interest payable	14,630	20,519
Accrued interest payable to affiliates	5,375	6,632
Related party payable	10,258	10,998
Derivative liabilities	78,507	117,270
Total liabilities	6,187,273	6,519,757
Shareholders’ equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 and zero issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Common shares, no par value, 500,000,000 shares authorized, and 204,784,871 and 178,437,078 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	—	—
Paid-in-capital	3,312,454	2,762,584
Accumulated other comprehensive loss	(39,643)	(70,226)
Accumulated deficit	(778,645)	(853,236)
Total shareholders’ equity	2,494,166	1,839,122
Total liabilities and shareholders’ equity	$8,681,439	$8,358,879

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Revenues
Loan interest income	$92,117	$107,602	$190,378	$211,696
Securities interest income	13,531	20,813	28,393	43,389
Oil and gas revenue	27,867	11,722	51,672	22,775
Other	3,729	413	7,251	624
Total revenues	137,244	140,550	277,694	278,484
Investment costs and expenses
Interest expense	36,719	42,655	78,599	83,370
Interest expense to affiliates	9,729	12,318	19,646	25,177
Provision for loan losses	—	—	11,068	46,498
Oil and gas production costs	9,349	6,365	17,257	9,238
Oil and gas depreciation, depletion and amortization	9,116	4,675	18,104	7,856
Other	280	1,102	1,568	2,768
Total investment costs and expenses	65,193	67,115	146,242	174,907
Other income
Net realized and unrealized gain on investments	24,997	18,472	119,724	85,014
Net realized and unrealized gain (loss) on derivatives and foreign exchange	6,902	(3,630)	(1,950)	5,519
Net loss on restructuring and extinguishment of debt	—	—	(20,269)	(445)
Other income	5,336	1,701	13,950	5,293
Total other income	37,235	16,543	111,455	95,381
Other expenses
Related party management compensation	17,518	12,804	45,824	30,917
General, administrative and directors expenses	3,690	4,458	8,484	9,449
Professional services	1,988	1,308	3,715	3,204
Total other expenses	23,196	18,570	58,023	43,570
Income before income taxes	86,090	71,408	184,884	155,388
Income tax (benefit) expense	(42)	203	416	(3,865)
Net income	$86,132	$71,205	$184,468	$159,253

Preferred share distributions	6,891	—	13,629	—
Net income available to common shareholders	$79,241	$71,205	$170,839	$159,253

Net income per common share:
Basic	$0.39	$0.40	$0.85	$0.89
Diluted	$0.39	$0.39	$0.85	$0.87

Weighted-average number of common shares outstanding:
Basic	204,108	177,809	200,650	177,792
Diluted	204,108	181,642	200,650	181,944

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Net income	$86,132	$71,205	$184,468	$159,253
Other comprehensive income (loss):
Unrealized losses on securities available-for-sale	(6,340)	(27,474)	(815)	(9,827)
Unrealized gains (losses) on cash flow hedges	20,240	(15,779)	31,398	(1,187)
Total other comprehensive income (loss)	13,900	(43,253)	30,583	(11,014)
Comprehensive income	$100,032	$27,952	$215,051	$148,239

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

					Accumulated
	Preferred Shares		Common Shares		Other		Total
	Shares	Paid-In Capital	Shares	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity
Balance at January 1, 2013	—	$—	178,437	$2,762,584	$(70,226)	$(853,236)	$1,839,122
Net income	—	—	—	—	—	184,468	184,468
Other comprehensive income	—	—	—	—	30,583	—	30,583
Distributions declared on preferred shares	—	—	—	—	—	(13,629)	(13,629)
Distributions declared on common shares	—	—	—	—	—	(96,248)	(96,248)
Grant of restricted common shares	—	—	292	—	—	—	—
Issuance of common shares	—	—	30	321	—	—	321
Repurchase and cancellation of common shares	—	—	(25)	(223)	—	—	(223)
Issuance of common shares in exchange for convertible notes	—	—	26,051	186,254	—	—	186,254
Issuance of preferred shares	14,950	361,622	—	—	—	—	361,622
Share-based compensation expense related to restricted common shares	—	—	—	1,896	—	—	1,896
Balance at June 30, 2013	14,950	$361,622	204,785	$2,950,832	$(39,643)	$(778,645)	$2,494,166

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Cash flows from operating activities
Net income	$184,468	$159,253
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss (gain) on derivatives and foreign exchange	1,950	(5,519)
Net loss on restructuring and extinguishment of debt	20,269	445
Write-off of debt issuance costs	5,335	1,220
Lower of cost or estimated fair value adjustment on corporate loans held for sale	8,650	6,064
Provision for loan losses	11,068	46,498
Impairment charges	12,489	4,426
Share-based compensation	1,896	1,246
Net realized and unrealized gain on residential mortgage-backed securities, at estimated fair value	(7,008)	(6,063)
Net realized and unrealized gain on investments	(133,855)	(89,442)
Depreciation and net amortization	(11,852)	(36,945)
Changes in assets and liabilities:
Interest receivable	6,991	5,696
Other assets	(19,840)	(6,065)
Related party payable	(740)	(3,111)
Accounts payable, accrued expenses and other liabilities	(3,284)	(1,071)
Accrued interest payable	(5,889)	(493)
Accrued interest payable to affiliates	(1,257)	360
Net cash provided by operating activities	69,391	76,499
Cash flows from investing activities
Principal payments from corporate loans	1,125,080	1,080,341
Principal payments from securities available-for-sale and other securities, at estimated fair value	100,452	20,616
Principal payments from residential mortgage-backed securities, at estimated fair value	6,429	3,277
Proceeds from sales of corporate loans	163,372	221,606
Proceeds from sales of securities available-for-sale and other securities, at estimated fair value	24,808	192,657
Proceeds from equity and other investments	28,559	15,290
Purchases of corporate loans	(875,234)	(762,791)
Purchases of securities available-for-sale and other securities, at estimated fair value	(46,840)	(63,318)
Purchases of equity and other investments	(127,047)	(233,686)
Cover securities sold, not yet purchased	(480)	—
Net change in proceeds, purchases, and settlements of derivatives	1,344	(2,674)
Net change in restricted cash and cash equivalents	(289,398)	(15,194)
Net cash provided by investing activities	111,045	456,124
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	449,002	55,711
Retirement of collateralized loan obligation secured notes	(551,844)	(577,039)
Proceeds from credit facilities	—	61,700
Repayment of credit facilities	(61,700)	—
Repayment of convertible senior notes	—	(23,495)
Net proceeds from senior notes	—	111,418
Net proceeds from issuance of preferred shares	361,622	—
Distributions on common shares	(96,248)	(78,495)
Distributions on preferred shares	(6,738)	—
Repurchase and cancellation of common shares	—	(96)
Other capitalized costs	(4,633)	(692)
Net cash provided by (used in) financing activities	89,461	(450,988)
Net increase in cash and cash equivalents	269,897	81,635
Cash and cash equivalents at beginning of period	237,606	392,154
Cash and cash equivalents at end of period	$507,503	$473,789
Supplemental cash flow information
Cash paid for interest	$84,238	$91,920
Net cash paid for income taxes	$4,760	$62
Non-cash investing and financing activities
Issuance of restricted common shares	$3,282	$2,446
Loans transferred from held for investment to held for sale	$76,803	$63,014
Loans transferred from held for sale to held for investment	$—	$65,879
Preferred share distributions declared, not yet paid	$6,891	$—
Conversion of convertible senior notes to common shares	$186,254	$—

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

Consolidation

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”), KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”), and KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1”) (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.

The Company finances the majority of its corporate debt investments through its CLOs. As of June 30, 2013, the Company’s eight CLOs held $6.0 billion par amount, or $5.6 billion estimated fair value, of corporate debt investments. As of December 31, 2012, the Company had seven CLOs that held $6.3 billion par amount, or $6.0 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of June 30, 2013, the aggregate CLO debt totaled $5.1 billion of secured debt outstanding held by unaffiliated third parties and $193.9 million of junior secured notes outstanding held by an affiliate of the Manager.

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

The amount of the loss that is recognized when it is determined that a decline in the estimated fair value of a security below its amortized cost is other-than-temporary is dependent on certain factors. If the security is an equity security or if the security is a debt security that the Company intends to sell or estimates that it is more likely than not that the Company will be required to sell before recovery of its amortized cost, then the impairment amount recognized in earnings is the entire difference between the estimated fair value of the security and its amortized cost. For debt securities that the Company does not intend to sell or estimates that it is not more likely than not to be required to sell before recovery, the impairment is separated into the estimated amount relating to credit loss and the estimated amount relating to all other factors. Only the estimated credit loss amount is recognized in earnings, with the remainder of the loss amount recognized in accumulated other comprehensive loss.

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

Other than loans which are measured at fair value, loans acquired with deteriorated credit quality are recorded at initial cost and interest income is recognized as the difference between the Company’s estimate of all cash flows that it will receive from the loan in excess of its initial investment on a level-yield basis over the life of the loan (accretable yield) using the effective interest method.

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

Loans whose terms have been modified in a TDR are considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months.

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

Derivative Instruments

The Company recognizes all derivatives on the condensed consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, the Company records changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in accumulated other comprehensive loss and subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in other income.

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

Income Taxes

The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes. Holders of the Company’s common and preferred shares will be required to take into account their allocable share of each item of the Company’s income, gain, loss, deduction, and credit for the taxable year of the Company ending within or with their taxable year.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of basic and diluted net income per common share for the three and six months ended June 30, 2013 and 2012 (amounts in thousands, except per share information), as well as the distributions declared per common share during the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30		Six months ended June 30
	2013	2012	2013	2012
Net income	$86,132	$71,205	$184,468	$159,253
Less: Preferred share distributions	6,891	—	13,629	—
Net income available to common shareholders	$79,241	$71,205	$170,839	$159,253
Less: Dividends and undistributed earnings allocated to participating securities	262	234	591	531
Net income allocated to common shareholders	$78,979	$70,971	$170,248	$158,722
Basic:
Basic weighted average common shares outstanding	204,108	177,809	200,650	177,792
Net income per common share	$0.39	$0.40	$0.85	$0.89
Diluted:
Basic weighted average common shares outstanding	204,108	177,809	200,650	177,792
Dilutive effect of convertible senior notes(1)	—	3,833	—	4,152
Diluted weighted average common shares outstanding(2)	204,108	181,642	200,650	181,944
Net income per common share	$0.39	$0.39	$0.85	$0.87
Distributions declared per common share	$0.21	$0.18	$0.47	$0.44

(1)                                 During the first quarter of 2013, $172.5 million of the Company’s outstanding convertible notes had been tendered for conversion and were settled with 26.1 million common shares.

(2)                                 Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the three and six months ended June 30, 2013 and 2012.

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

The following table summarizes the Company’s securities as of June 30, 2013, which are carried at estimated fair value (amounts in thousands):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available-for-sale	$302,622	$19,749	$(3,092)	$319,279
Other securities, at estimated fair value(1)	60,405	10,957	(790)	70,572
Residential mortgage-backed securities, at estimated fair value(1)	154,618	3,987	(75,632)	82,973
Total securities	$517,645	$34,693	$(79,514)	$472,824

(1)                                 Unrealized gains and losses are recorded in earnings.

The following table summarizes the Company’s securities as of December 31, 2012, which are carried at estimated fair value (amounts in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale	$394,821	$27,281	$(9,809)	$412,293
Other securities, at estimated fair value(1)	27,991	9,768	(374)	37,385
Residential mortgage-backed securities, at estimated fair value(1)	171,385	3,762	(91,305)	83,842
Total securities	$594,197	$40,811	$(101,488)	$533,520

(1)                                 Unrealized gains and losses are recorded in earnings.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2013
Securities available-for-sale	$3,885	$(154)	$27,659	$(2,938)	$31,544	$(3,092)
December 31, 2012
Securities available-for-sale	$45,900	$(4,398)	$37,500	$(5,411)	$83,400	$(9,809)

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

During the three and six months ended June 30, 2013, the Company recognized losses totaling $6.6 million and $12.5 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired. During the three and six months ended June 30, 2012, the Company recognized losses totaling $0.1 million and $0.8 million, respectively, for corporate debt securities that it determined to be other-than-temporarily impaired. The Company intends to sell these securities and as a result, the entire amount of the loss is recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

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

During both the three and six months ended June 30, 2013, the Company recognized no losses for common and preferred stock that it determined to be other-than-temporarily impaired. As of June 30, 2013, the Company had no investments in common or preferred stock. During both the three and six months ended June 30, 2012, the Company recognized $0.2 million of losses for common and preferred stock that it determined to be other-than-temporarily impaired.

As of both June 30, 2013 and December 31, 2012, the Company had no corporate debt securities in default.

Securities available-for-sale sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Gross realized gains	$679	$27,386	$2,829	$34,967
Gross realized losses	(6)	(12)	(6)	(12)
Net realized gains(1)	$673	$27,374	$2,823	$34,955

(1)         Excludes net realized gains from paydowns and restructurings totaling $0.7 million, including a $0.5 million premium on bond redemption, and $2.4 million, including a $1.6 million premium on bond redemption, for the three and six months ended June 30, 2013, respectively. Excludes net realized gains from paydowns and restructurings totaling zero and $16.3 million, including a $0.9 million premium on bond redemption, for the three and six months ended June 30, 2012, respectively. Also, excludes an impairment charge of $6.6 million and $12.5 million for investments which were determined to be other-than-temporarily impaired for the three and six months ended June 30, 2013, respectively. Comparatively, excludes an impairment charge of $0.3 million and $1.0 million for investments which were determined to be other-than-temporarily impaired for the three and six months ended June 30, 2012, respectively.

Concentration Risk

The Company’s corporate debt securities portfolio, which include securities available-for-sale and other securities at estimated fair value, has certain credit risk concentrated in a limited number of issuers. As of June 30, 2013, approximately 54% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Avaya, Inc., iPayment, Inc. and Caravela SME No 3 Ltd, which combined represented $76.0 million, or approximately 19% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2012, approximately 51% of the estimated fair value of the Company’s corporate debt securities portfolio, was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Sanmina Corporation, Avaya, Inc. and iPayment, Inc., which combined represented $87.0 million, or approximately 19% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	As of June 30, 2013	As of December 31, 2012
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$279,551	$354,088
Total	$279,551	$354,088

As of June 30, 2013 and December 31, 2012, no other securities, at estimated fair value or RMBS were pledged as collateral for the Company’s borrowings.

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company accounts for loans based on the following categories (i) corporate loans held for investment, which are measured based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums, net of an allowance for loan losses; (ii) corporate loans held for sale, which are measured at lower of cost or estimated fair value; and (iii) corporate loans, at estimated fair value.

The following table summarizes the Company’s corporate loans as of June 30, 2013 (amounts in thousands):

	June 30, 2013
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$5,731,143	$166,910	$121,340	$6,019,393
Net unamortized discount	(114,983)	(27,303)	(24,334)	(166,620)
Total amortized cost	5,616,160	139,607	97,006	5,852,773
Lower of cost or fair value adjustment	—	(22,069)	—	(22,069)
Allowance for loan losses	(203,255)	—	—	(203,255)
Unrealized gains	—	—	5,291	5,291
Net carrying value	$5,412,905	$117,538	$102,297	$5,632,740

(1)         Principal amounts of corporate loans and corporate loans held for sale are net of cumulative charge-offs and other adjustments totaling $35.0 million as of June 30, 2013.

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

(1)                                 Principal amounts of corporate loans and corporate loans held for sale are net of cumulative charge-offs and other adjustments totaling $51.6 million as of December 31, 2012.

Allowance for Loan Losses

As of June 30, 2013 and December 31, 2012, the Company had an allowance for loan losses of $203.3 million and $223.5 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$206,227	$235,807	$223,472	$191,407
Provision for loan losses	—	—	11,068	46,498
Charge-offs	(2,972)	—	(31,285)	(2,098)
Ending balance	$203,255	$235,807	$203,255	$235,807

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013	December 31, 2012(1)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$115,673	$94,863
Ending balance: collectively evaluated for impairment	87,582	128,609
Ending balance: loans acquired with deteriorated credit quality	—	—
	$203,255	$223,472
Corporate loans (recorded investment)(2):
Ending balance: individually evaluated for impairment	$554,567	$445,437
Ending balance: collectively evaluated for impairment	5,079,270	5,583,622
Ending balance: loans acquired with deteriorated credit quality	—	—
	$5,633,837	$6,029,059

(1)         Certain prior period information has been reclassified to conform to the current year presentation to segregate the Company’s corporate loan portfolio between those that are included in the allocated component of the allowance for loan losses (individually evaluated) and those included in the unallocated component of the allowance for loan losses (collectively evaluated).

(2)         Recorded investment is defined as amortized cost plus accrued interest.

As of June 30, 2013, the allocated component of the allowance for loan losses totaled $115.7 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $594.7 million and an aggregate recorded investment of $554.6 million. Of the allocated component totaling $115.7 million, $60.8 million related to Texas Competitive Electric Holdings Company LLC (“TXU”), which had an aggregate amortized cost of $311.6 million as of June 30, 2013. As of December 31, 2012, the allocated component of the allowance for loan losses totaled $94.9 million and related to investments in certain loans issued by six issuers with an aggregate par amount of $484.1 million and an aggregate recorded investment of $445.4 million.

The following table summarizes the Company’s recorded investment and unpaid principal balance in impaired loans, as well as the related allowance for credit losses as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013			December 31, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
With no related allowance recorded	$—	$—	$—	$6,490	$19,931	$—
With an allowance recorded	554,567	594,680	115,673	438,947	464,214	94,863
Total	$554,567	$594,680	$115,673	$445,437	$484,145	$94,863

(1)         Recorded investment is defined as amortized cost plus accrued interest.

The following table summarizes the Company’s average recorded investment in impaired loans and interest income recognized for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30, 2013		For the three months ended June 30, 2012		For the six months ended June 30, 2013		For the six months ended June 30, 2012
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded	$—	$—	$—	$—	$2,163	$—	$—	$—
With an allowance recorded	538,344	5,995	68,272	978	505,212	10,269	68,412	1,781
Total	$538,344	$5,995	$68,272	$978	$507,375	$10,269	$68,412	$1,781

(1)         Recorded investment is defined as amortized cost plus accrued interest.

As of June 30, 2013 and December 31, 2012, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans are on non-accrual status, the Company’s non-accrual loans also include (i) other loans held for investment, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value, which are not reflected in the table above. Any of these three classifications may include those loans modified in a TDR, which are typically designated as being non-accrual (see “Troubled Debt Restructurings” section below).

The following table summarizes the Company’s recorded investment in non-accrual loans as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013	December 31, 2012
Loans held for investment(1)	$554,567	$445,437
Loans held for sale	59,219	90,840
Loans at estimated fair value	1,189	—
Total non-accrual loans	$614,975	$536,277

(1)         Comprised of impaired loans held for investment as of both June 30, 2013 and December 31, 2012.

The amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $7.4 million, which included $6.0 million for non-accrual loans that were held for investment and $1.4 million for non-accrual loans held for sale, for the three months ended June 30, 2013, and $15.4 million, which included $10.3 million for non-accrual loans that were held for investment and $5.1 million for non-accrual loans held for sale, for the six months ended June 30, 2013. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual was $2.3 million, which included $1.0 million for non-accrual loans that were held for investment and $1.3 million for non-accrual loans held for sale, for the three months ended June 30, 2012, and $6.7 million, which included $1.8 million for non-accrual loans that were held for investment and $4.9 million for non-accrual loans held for sale, for the six months ended June 30, 2012.

The Company did not have any corporate loans past due at both June 30, 2013 and 2012.

The unallocated component of the allowance for loan losses totaled $87.6 million and $128.6 million as of June 30, 2013 and December 31, 2012, respectively. As described in Note 2 to these condensed consolidated financial statements, the Company estimates the unallocated component of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of June 30, 2013 and December 31, 2012 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment June 30, 2013 (1)	Recorded Investment December 31, 2012 (1)
High	Senior Secured Loan	$151,211	$525,562
	Second Lien Loan	287,023	287,892
	Subordinated	10,737	10,621
		$448,971	$824,075
Moderate	Senior Secured Loan	$866,514	$826,107
	Second Lien Loan	27,512	27,585
	Subordinated	—	38,374
		$894,026	$892,066
Low	Senior Secured Loan	$3,610,061	$3,716,831
	Second Lien Loan	40,396	68,917
	Subordinated	85,816	81,733
		$3,736,273	$3,867,481
	Total Unallocated	$5,079,270	$5,583,622
	Total Allocated	554,567	445,437
	Total Loans Held for Investment	$5,633,837	$6,029,059

(1)         Recorded investment is defined as amortized cost plus accrued interest.

During the three and six months ended June 30, 2013, the Company recorded charge-offs totaling $3.0 million comprised of loans transferred to loans held for sale and $31.3 million comprised primarily of loans modified in TDRs, respectively. During the three and six months ended June 30, 2012, the Company recorded charge-offs totaling zero and $2.1 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As of June 30, 2013 and December 31, 2012, the Company had $117.5 million and $128.3 million of loans held for sale, respectively. During the three and six months ended June 30, 2013, the Company transferred $55.4 million and $76.8 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and six months ended June 30, 2012, the Company transferred $16.9 million and $63.0 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. Also, during both the three and six months ended June 30, 2013, the Company did not transfer any loans held for sale back to loans held for investment. During the three and six months ended June 30, 2012, the Company transferred $58.4 million and $65.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment at the lower of cost or estimated fair value. These transfers back to held for investment occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

The Company recorded a $3.9 million and $8.7 million net charge to earnings for the three and six months ended June 30, 2013, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $117.5 million as of June 30, 2013. Comparatively, the Company recorded a $16.5 million and $6.1 million net charge to earnings for the three and six months ended June 30, 2012, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $183.9 million as of June 30, 2012.

Defaulted Loans

As of June 30, 2013, the Company did not have any corporate loans that were in default. However, as of June 30, 2013, the Company held loans issued by Cengage Learning Acquisitions, Inc. with a total amortized cost of $165.3 million, which defaulted on July 2, 2013. As of December 31, 2012, the Company held two corporate loans that were in default with a total amortized cost of $50.4 million from one issuer and were included in the loans that comprised the allocated component of the Company’s allowance for loan losses.

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $62.1 million related to four TDRs and $25.5 million related to one TDR at June 30, 2013 and December 31, 2012, respectively. Loans whose terms have been modified in a TDR are considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. As of June 30, 2013 and December 31, 2012, $62.1 million and $25.5 million of TDRs were included in non-accrual loans, respectively (see “Allowance for Loan Losses” section above). As of June 30, 2013 and December 31, 2012, the allowance for loan losses included specific reserves of $2.0 million and $0.5 million related to TDRs, respectively. As of June 30, 2013, there were no commitments to lend additional funds to the borrowers whose loans had been modified in a TDR.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in a TDR during the three and six months ended June 30, 2013. There were zero and three new TDRs during the three and six months ended June 30, 2013, respectively, and no loans were modified in a TDR during both the three and six months ended June 30, 2012. The modifications in the first quarter of 2013 involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%.

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	—	$—	$—	2	$68,358	$39,430
Loans held for sale	—	—	—	—	—	—
Loans at estimated fair value	—	—	—	1	1,670	1,229
Total	—	$—	$—	3	$70,028	$40,659

(1)         Recorded investment is defined as amortized cost plus accrued interest.

(2)         Excludes equity securities received from the TDRs with an estimated fair value of $2.1 million.

Prior to TDRs in the first quarter of 2013, two of the new TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the two impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in zero and $26.8 million of charge-offs for the three and six months ended June 30, 2013, respectively, which comprised 86% of the total $31.3 million of charge-offs recorded during the six months ended June 30, 2013.

As of June 30, 2013, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

The Company modified $773.5 million and $1.8 billion amortized cost of corporate loans during the three and six months ended June 30, 2013, respectively, that did not qualify as TDRs. The Company modified $619.3 million and $1.1 billion amortized cost of corporate loans during the three and six months ended June 30, 2012, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2013, approximately 50% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $936.2 million or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans. As of December 31, 2012, approximately 46% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and Modular Space Corporation, which combined represented $1.0 billion, or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans and corporate loans held for sale pledged as collateral as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	As of June 30, 2013	As of December 31, 2012
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$5,525,979	$5,804,026
Total	$5,525,979	$5,804,026

As of June 30, 2013 and December 31, 2012, no corporate loans carried at estimated fair value were pledged as collateral for the Company’s borrowings.

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

The following table summarizes the Company’s oil and gas properties as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	As of June 30, 2013	As of December 31, 2012
Proved oil and natural gas properties (successful efforts method)	$357,230	$315,446
Unproved oil and natural gas properties	2,719	2,596
Less: Accumulated depreciation, depletion and amortization	(46,042)	(28,113)
Oil and gas properties, net	$313,907	$289,929

The Company did not record any impairment for the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, the Company recorded $2.9 million and $3.0 million, respectively, of impairments.

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

The initial accounting for the 2012 business combinations was not complete and adjustments were subsequently recorded as additional information was obtained about the facts and circumstances that existed as of the acquisition dates. During the six months ended June 30, 2013, the Company recorded adjustments to the recognized fair values of the identifiable assets acquired and liabilities assumed in connection with the Company’s acquisitions as of their respective acquisition dates. The table below reflects updated 2012 information including an increase of $3.8 million to both proved property and accounts payable and accrued liabilities (amounts in thousands):

	2013	2012
Proved property	$—	$164,557
Unproved property	—	2,658
Other assets	—	16,789
Risk management liabilities	—	(1,037)
Accounts payable and accrued liabilities	—	(9,030)
Asset retirement obligation	—	(5,491)
Total	$—	$168,446

Development and Other Purchases

During 2013, the Company capitalized an additional $27.6 million as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties. Accordingly, these balances are included in oil and gas properties on the condensed consolidated balance sheets.

In addition to the acquisitions above, during 2012, the Company participated and earned working interests in oil and natural gas properties located in Texas by funding approximately $1.4 million including costs. These amounts are included in oil and gas properties, net on the condensed consolidated balance sheets.

NOTE 7. BORROWINGS

Certain information with respect to the Company’s borrowings as of June 30, 2013 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(1)
CLO 2005-1 senior secured notes	$257,505	0.72%	1,396	$329,445
CLO 2005-2 senior secured notes	357,292	0.66	1,610	504,471
CLO 2006-1 senior secured notes	429,527	0.70	1,882	687,768
CLO 2007-1 senior secured notes	2,075,040	0.83	2,876	2,272,411
CLO 2007-1 mezzanine notes	291,781	3.38	2,876	319,535
CLO 2007-1 subordinated notes(2)	5,828	21.56	2,876	6,382
CLO 2007-A senior secured notes	550,341	1.47	1,568	574,254
CLO 2007-A mezzanine notes	21,598	7.03	1,568	22,536
CLO 2007-A subordinated notes(2)	4,599	53.87	1,568	4,799
CLO 2011-1 senior debt	297,984	1.63	1,872	356,285
CLO 2012-1 senior secured notes	362,509	2.36	4,186	334,655
CLO 2012-1 subordinated notes(2)	21,500	—	4,186	19,848
CLO 2013-1 senior secured notes(3)	449,002	2.04	4,398	—
Total collateralized loan obligation secured debt	5,124,506			5,432,389
CLO 2007-1 mezzanine notes to affiliates	32,160	9.78	2,876	35,219
CLO 2007-1 subordinated notes to affiliates(2)	130,270	21.56	2,876	142,661
CLO 2007-A mezzanine notes to affiliates	20,994	7.78	1,568	21,906
CLO 2007-A subordinated notes to affiliates(2)	10,497	53.87	1,568	10,953
Total collateralized loan obligation junior secured notes to affiliates	193,921			210,739
Senior secured credit facility	—	2.52	883	—
2015 Asset-based borrowing facility	46,089	2.19	858	220,488
2018 Asset-based borrowing facility(4)	—	—	1,703	—
Total credit facilities	46,089			220,488
8.375% Senior notes	250,767	8.38	10,365	—
7.500% Senior notes	111,459	7.50	10,490	—
Junior subordinated notes	283,517	5.41	8,531	—
Total borrowings	$6,010,259			$5,863,616

(1)                                 Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities available-for-sale and equity investments at estimated fair value. Also includes the carrying value of oil and gas assets. For purposes of this table, collateral for CLO senior and junior secured notes are calculated pro rata based on the outstanding borrowings for each respective CLO.

(2)                                 Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on annualized estimated distributions, if any.

(3)                                 As CLO 2013-1 closed on June 25, 2013, it had no assets pledged as collateral, but held $514.6 million of principal cash as of June 30, 2013.

(4)                                 Borrowing rates range from 1.75% to 3.25% plus LIBOR per annum based on the amount outstanding.

Certain information with respect to the Company’s borrowings as of December 31, 2012 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(1)
CLO 2005-1 senior secured notes	$427,317	0.69%	1,577	$510,187
CLO 2005-2 senior secured notes	470,516	0.66	1,791	618,000
CLO 2006-1 senior secured notes	601,091	0.69	2,063	846,365
CLO 2007-1 senior secured notes	2,075,040	0.86	3,057	2,298,373
CLO 2007-1 mezzanine notes	203,727	2.81	3,057	225,654
CLO 2007-1 subordinated notes(2)	5,828	26.22	3,057	6,455
CLO 2007-A senior secured notes	601,375	1.50	1,749	698,569
CLO 2007-A mezzanine notes	5,580	7.02	1,749	6,482
CLO 2007-A subordinated notes(2)	4,599	60.24	1,749	5,342
CLO 2011-1 senior debt	343,485	1.67	2,053	421,584
CLO 2012-1 senior secured notes(3)	362,280	2.58	4,367	40,180
CLO 2012-1 subordinated notes(2)(3)	21,500	—	4,367	2,351
Total collateralized loan obligation secured debt	5,122,338			5,679,542
CLO 2007-1 mezzanine notes to affiliates	118,845	6.29	3,057	131,636
CLO 2007-1 subordinated notes to affiliates(2)	130,270	25.89	3,057	144,291
CLO 2007-A mezzanine notes to affiliates	36,945	7.53	1,749	42,916
CLO 2007-A subordinated notes to affiliates(2)	10,497	60.24	1,749	12,194
Total collateralized loan obligation junior secured notes to affiliates	296,557			331,037
Senior secured credit facility	—	2.56	1,064	—
2015 Asset-based borrowing facility	107,789	2.71	1,039	227,415
Total credit facilities	107,789			227,415
7.5% Convertible senior notes	166,028	7.50	1,476	—
8.375% Senior notes	250,735	8.38	10,546	—
7.500% Senior notes	111,443	7.50	10,671	—
Junior subordinated notes	283,517	5.43	8,712	—
Total borrowings	$6,338,407			$6,237,994

(1)                                 Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities available-for-sale and equity investments at estimated fair value. Also includes the carrying value of oil and gas assets. For purposes of this table, collateral for CLO senior and junior notes are calculated pro rata based on the outstanding borrowing for each respective CLO.

(2)                                 Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on annualized estimated distributions, if any.

(3)                                 In addition to the fair value of collateral, CLO 2012-1 held $357.7 million of principal cash as of December 31, 2012 as it was closed on December 21, 2012.

CLO Debt

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011, and CLO 2006-1 ended its reinvestment period during the third quarter of 2012. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three and six months ended June 30, 2013, an aggregate $360.2 million and $506.3 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. During the three and six months ended June 30, 2012, $433.0 million and $521.8 million, respectively, of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2007-1, CLO 2012-1 and CLO 2013-1 will end their reinvestment periods during May 2014, December 2016 and July 2017, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the three and six months ended June 30, 2013, $24.0 million and $45.5 million, respectively, of original CLO 2011-1 senior notes were repaid. During the three and six months ended June 30, 2012, $50.1 million and $55.2 million, respectively, of original CLO 2011-1 senior notes were repaid.

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

On June 25, 2013, the Company closed CLO 2013-1, a $519.4 million secured financing transaction maturing on July 15, 2025. The Company issued $458.5 million par amount of senior secured notes to unaffiliated investors, of which $442.0 million was floating rate with a weighted-average coupon of three-month LIBOR plus 1.67% and $16.5 million was fixed rate at 3.73%. The investments that are owned by CLO 2013-1 collateralize the CLO 2013-1 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

During the three and six months ended June 30, 2012, the Company issued $17.5 million par amount and $59.5 million par amount, respectively, of CLO 2007-1 class D notes for proceeds of $13.2 million and $45.1 million, respectively. In addition, during the three months ended June 30, 2012, the Company issued $11.3 million par amount of CLO 2007-A class C notes for proceeds of $10.6 million.

Credit Facilities

Senior Secured Credit Facility

On November 30, 2012, the Company entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the “2015 Facility”). The Company may obtain additional commitments under the 2015 Facility so long as the aggregate amount of commitments at any time does not exceed $350.0 million. The Company has the right to prepay loans under the 2015 Facility in whole or in part at any time. In connection with entering into the 2015 Facility, the Company terminated the commitments under its existing asset-based revolving credit facility. Loans under the 2015 Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. The 2015 Facility contains customary covenants, including ones that require the Company to satisfy a net worth financial test and maintain certain ratios relating to leverage and consolidated total assets. In addition, the 2015 Facility contains customary negative covenants applicable to the Company. As of June 30, 2013 and December 31, 2012, the Company had no borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facilities

On May 15, 2013, the Company’s five-year nonrecourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, was adjusted and reduced to $100.9 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company. As of June 30, 2013 and December 31, 2012, the Company had $46.1 million and $107.8 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility.

On February 27, 2013, the Company entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The Company has the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to the Company. As of June 30, 2013, the Company had no borrowings outstanding under the 2018 Natural Resources Facility.

As of June 30, 2013 and December 31, 2012, the Company believes it was in compliance with the covenant requirements for its credit facilities.

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

In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company had separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and was included in paid-in-capital on the Company’s consolidated balance sheet as of December 31, 2012. The remaining liability component of $166.0 million, included within convertible senior notes on the Company’s consolidated balance sheets as of December 31, 2012, was comprised of the principal $172.5 million less the unamortized debt discount of $6.5 million as of December 31, 2012. The total debt discount amortization recognized for the three and six months ended June 30, 2012 was $0.3 million and $0.6 million, respectively, at the effective interest rate of 8.6%. For the three and six months ended June 30, 2013, the total interest expense recognized on the 7.5% Notes was less than $0.1 million and $0.5 million, respectively. For the three and six months ended June 30, 2012, the total interest expense recognized on the 7.5% Notes was $3.3 million and $6.5 million, respectively.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	As of June 30, 2013		As of December 31, 2012
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$491,833	$(59,137)	$503,833	$(90,618)
Free-Standing Derivatives:
Commodity swaps	—	7,975	—	7,056
Credit default swaps—protection sold	—	—	—	19
Credit default swaps—protection purchased	(109,576)	(954)	(47,321)	(1,140)
Foreign exchange forward contracts	(230,554)	(11,176)	(338,313)	(20,975)
Foreign exchange options	130,207	5,751	130,207	8,277
Common stock warrants	—	5,760	—	3,318
Total		$(51,781)		$(94,063)

Cash Flow Hedges

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Company designates these interest rate swaps as cash flow hedges. As of June 30, 2013 and December 31, 2012, the Company had interest rate swaps with notional amounts totaling $491.8 million and $503.8 million, respectively. Changes in the estimated fair value of the interest rate swaps are recorded through accumulated other comprehensive loss, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period.

The following table presents the net gains recognized in accumulated other comprehensive loss related to derivatives in cash flow hedging relationships for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Net gains (losses) recognized in accumulated other comprehensive loss on cash flow hedges	$20,240	$(15,779)	$31,398	$(1,187)

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three and six months ended June 30, 2013 and 2012, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

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

The following table summarizes open positions as of June 30, 2013, and represents, as of such date, derivatives in place through December 31, 2016, on expected annual production volumes:

	2013	2014	2015	2016
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	3,446	5,821	4,277	1,805
Average price ($/MMBtu)	$3.92	$4.34	$4.73	$4.44
Natural gas liquid positions:
Fixed price swaps:
Hedged volume (MBbls)	97	129	—	—
Average price ($/Bbl)	$35.56	$20.90	$—	$—
Oil positions:
Fixed price swaps:
Hedged volume (MBbls)	200	372	135	—
Average price ($/Bbl)	$95.10	$91.67	$88.41	$—

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

As of June 30, 2013 and December 31, 2012, the Company had purchased protection with a notional amount of $109.6 million and $47.3 million, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of June 30, 2013 and December 31, 2012, the net contractual notional balance of our foreign exchange options and forward contracts totaled $100.3 million and $208.1 million, respectively, all of which related to certain of our foreign currency denominated corporate debt holdings.

Free-Standing Derivatives Income (Loss)

The amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Three months ended June 30, 2013			Three months ended June 30, 2012
	Realized gains (losses)(1)	Unrealized gains (losses)	Total	Realized gains (losses)(1)	Unrealized gains (losses)	Total
Commodity swaps	$(22)	$7,028	$7,006	$1,721	$25	$1,746
Credit default swaps	(518)	49	(469)	1,071	(838)	233
Foreign exchange forward contracts and options	3,177	(4,451)	(1,274)	1,070	(6,446)	(5,376)
Net realized and realized gains (losses)	$2,637	$2,626	$5,263	$3,862	$(7,259)	$(3,397)

(1)   Includes related income and expense on the derivatives.

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Realized gains (losses)(1)	Unrealized gains (losses)	Total	Realized gains (losses)(1)	Unrealized gains (losses)	Total
Commodity swaps	$1,087	$919	$2,006	$2,659	$3,821	$6,480
Credit default swaps	(3,161)	1,519	(1,642)	(4,598)	6,882	2,284
Foreign exchange forward contracts and options	2,266	(6,371)	(4,105)	965	(4,854)	(3,889)
Net realized and realized gains (losses)	$192	$(3,933)	$(3,741)	$(974)	$5,849	$4,875

(1)   Includes related income and expense on the derivatives.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of changes in accumulated other comprehensive loss were as follows (amounts in thousands):

	Three months ended June 30, 2013(1)			Six months ended June 30, 2013(1)
	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total
Beginning balance	$22,997	$(76,540)	$(53,543)	$17,472	$(87,698)	$(70,226)
Other comprehensive (loss) income before reclassifications	(12,121)	20,240	8,119	(9,709)	31,398	21,689
Amounts reclassified from accumulated other comprehensive loss(2)	5,781	—	5,781	8,894	—	8,894
Net current-period other comprehensive (loss) income	(6,340)	20,240	13,900	(815)	31,398	30,583
Ending balance	$16,657	$(56,300)	$(39,643)	$16,657	$(56,300)	$(39,643)

(1) The Company’s gross and net of tax amounts are the same.

(2)         Includes an impairment charge of $6.6 million and $12.5 million for investments which were determined to be other-than-temporary for the three and six months ended June 30, 2013, respectively. These reclassified amounts are included in net realized and unrealized gain on investments on the condensed consolidated statements of operations.

NOTE 10. COMMITMENTS & CONTINGENCIES

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company, subject to certain conditions, to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of June 30, 2013 and December 31, 2012, the Company had committed to purchase corporate loans with aggregate par amounts totaling $559.0 million and $254.2 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of June 30, 2013 and December 31, 2012, the Company had unfunded financing commitments for corporate loans totaling $4.9 million and $9.8 million, respectively. The Company did not have any significant losses as of June 30, 2013, nor does it expect any significant losses related to those assets for which it committed to purchase and fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments. The Company estimated these future contributions to range from approximately $205.0 million to $280.0 million as of June 30, 2013 and $203.0 million as of December 31, 2012.

Guarantees

As of June 30, 2013, the Company had investments in real estate entities that were financed with non-recourse debt totaling $201.3 million. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. The Company does not expect any related losses. As of both June 30, 2013 and December 31, 2012, the Company also had financial guarantees related to its natural resources investments totaling $17.9 million for which the Company does not expect any significant losses.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of June 30, 2013, the 2007 Share Incentive Plan authorizes a total of 8,839,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On February 14, 2013, the Compensation Committee of the board of directors granted the Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2013	438,937	92,253	531,190
Issued	292,009	—	292,009
Vested	(146,312)	—	(146,312)
Forfeited	—	—	—
Unvested shares as of June 30, 2013	584,634	92,253	676,887

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $10.55 per share and $8.52 per share at June 30, 2013 and 2012, respectively. There were $4.2 million and $3.0 million of total unrecognized compensation costs related to unvested restricted common shares granted as of June 30, 2013 and 2012, respectively. These costs are expected to be recognized through 2016.

The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2013	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2013	1,932,279	$20.00

As of June 30, 2013 and 2012, 1,932,279 common share options were exercisable. As of June 30, 2013, the common share options were fully vested and expire in August 2014.

For the three and six months ended June 30, 2013 and 2012, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Restricted common shares granted to Manager	$664	$416	$1,383	$799
Restricted common shares granted to certain directors	252	216	513	447
Total share-based compensation expense	$916	$632	$1,896	$1,246

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

Base Management Fees and Manager Share-Based Compensation

For the three and six months ended June 30, 2013, the Company incurred $9.6 million and $19.2 million, respectively, in base management fees. Both of these totals were net of a $0.2 million credit related to CLO 2012-1 management fees paid during the three and six months ended June 30, 2013 (see “CLO Management Fees”). As of June 30, 2013, the Company had $3.1 million base management fee payable to the Manager. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.7 million and $1.4 million, for the three and six months ended June 30, 2013, respectively (see Note 11). For the three and six months ended June 30, 2012, the Company incurred $7.2 million and $14.2 million, respectively, in base management fees. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.4 million and $0.8 million, for the three and six months ended June 30, 2012, respectively (see Note 11). Base management fees incurred and share-based compensation expense relating to common share options and restricted common shares granted to the Manager are included in related party management compensation on the condensed consolidated statements of operations.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended June 30, 2013 and 2012 and $4.4 million during each of the six months ended June 30, 2013 and 2012.

Incentive Fees

During the three and six months ended June 30, 2013, the Manager earned $5.6 million and $22.7 million, respectively, of incentive fees. As of June 30, 2013, the Company had $5.6 million incentive fee payable to the Manager. During the three and six months ended June 30, 2012, the Manager earned $4.1 million and $13.7 million, respectively, of incentive fees. Incentive fees are included in related party management compensation on the Company’s condensed consolidated statement of operations.

CLO Management Fees

An affiliate of the Manager entered into separate management agreements with the respective investment vehicles for all of our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

During the three and six months ended June 30, 2013, the collateral manager waived CLO management fees totaling $7.3 million and $15.0 million, respectively, for all CLOs, except CLO 2005-1 and CLO 2012-1. During the three and six months ended June 30, 2012, the collateral manager waived CLO management fees totaling $8.1 million and $16.4 million, respectively, for all CLOs, except CLO 2005-1.

The Company recorded an aggregate expense for CLO 2005-1 and CLO 2012-1 management fees totaling $1.7 million and $2.5 million for the three and six months ended June 30, 2013, respectively. The Company receives a credit to monthly base management fees payable to the Manager equal to its portion of CLO 2012-1 management fees paid during the period. As the Company owns 52% of the CLO 2012-1 subordinated notes, a pro rata portion of the $0.4 million CLO 2012-1 management fees paid, or $0.2 million for both the three and six months ended June 30, 2013, was applied to offset the base management fees (see “Base Management Fees and Manager Share-Based Compensation”). For the three and six months ended June 30, 2012, the Company recorded an expense for CLO 2005-1 management fees totaling $1.1 million and $2.2 million, respectively.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. During the three and six months ended June 30, 2013, the Company incurred reimbursable general and administrative expenses to its Manager of $1.9 million and $3.6 million, respectively, as compared to $1.9 million and $3.9 million during the three and six months ended June 30 2012, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of June 30, 2013, the aggregate par amount of these affiliated investments totaled $1.9 billion, or approximately 28% of the total investment portfolio, and consisted of 27 issuers. The total $1.9 billion in affiliated investments was comprised of $1.8 billion of corporate loans, $22.8 million of corporate debt securities and $74.3 million of equity investments, at estimated fair value. As of December 31, 2012, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 29% of the total investment portfolio, and consisted of 32 issuers. The total $2.1 billion in affiliated investments was comprised of $2.0 billion of corporate loans, $39.3 million of corporate debt securities and $73.8 million of equity investments, at estimated fair value.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of June 30, 2013 and December 31, 2012, the aggregate cost amount of these interests in joint ventures and partnerships, which are included in other assets on the condensed consolidated balance sheets, totaled $222.5 million and $137.6 million, respectively.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value (excluding financial instruments which are carried at estimated fair value on a recurring basis) as of June 30, 2013 (amounts in thousands):

	As of June 30, 2013		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$1,693,297	$1,693,297	$1,693,297	$—	$—
Corporate loans, net of allowance for loan losses of $203,255 as of June 30, 2013(1)	5,412,905	5,446,215	—	5,028,294	417,921
Corporate loans held for sale(1)	117,538	119,832	—	107,006	12,826
Private equity investments, at cost(2)	405	1,890	—	—	1,890
Other assets	8,146	7,863	—	7,863	—
Liabilities:
Collateralized loan obligation secured debt	$5,124,506	$5,062,317	$—	$—	$5,062,317
Collateralized loan obligation junior secured notes to affiliates	193,921	187,384	—	—	187,384
Credit facilities	46,089	46,089	—	—	46,089
Senior notes	362,226	409,423	409,423	—	—
Junior subordinated notes	283,517	134,351	—	—	134,351

(1)                                 Corporate loans held for investment are carried at amortized cost net of allowance for loan losses, while corporate loans held for sale are carried at the lower of cost or estimated fair value. Refer to “Fair Value Measurements” for a table presenting the corporate loans which are measured at fair value on a non-recurring basis.

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
Assets:
Securities:
Securities available-for-sale	$—	$281,899	$37,380	$319,279
Other securities, at estimated fair value	—	42,700	27,872	70,572
Residential mortgage-backed securities	—	—	82,973	82,973
Total securities	—	324,599	148,225	472,824
Corporate loans, at estimated fair value	—	56,361	45,936	102,297
Equity investments, at estimated fair value	30,872	57,878	100,294	189,044
Derivatives:
Foreign exchange options	—	—	6,192	6,192
Commodity swaps	—	8,932	—	8,932
Common stock warrants	2,199	—	3,561	5,760
Interest rate swaps	—	1,526	—	1,526
Foreign exchange forward contracts	—	4,283	—	4,283
Credit default swaps—protection purchased	—	33	—	33
Total derivatives	2,199	14,774	9,753	26,726
Other assets:
Interests in joint ventures and partnerships	—	—	235,024	235,024
Other assets	—	462	—	462
Total other assets	—	462	235,024	235,486
Total	$33,071	$454,074	$539,232	$1,026,377
Liabilities:
Derivatives:
Interest rate swaps	—	60,663	—	60,663
Foreign exchange forward contracts	—	15,459	—	15,459
Credit default swaps—protection purchased	—	987	—	987
Commodity swaps	—	957	—	957
Foreign exchange options	—	—	441	441
Total derivatives	—	78,066	441	78,507
Total	$—	$78,066	$441	$78,507

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
Corporate loans held for sale(1)	$—	$49,478	$4,810	$54,288
Total	$—	$49,478	$4,810	$54,288

(1)                                 As of June 30, 2013, total loans held for sale had a carrying value of $117.5 million of which $54.3 million was carried at estimated fair value and the remaining $63.3 million carried at amortized cost.

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

Level 3 Fair Value Rollforward

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2013 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships
Beginning balance as of April 1, 2013	$42,083	$3,237	$87,028	$17,325	$102,262	$1,819	$5,350	$169,931
Total gains or losses (for the period):
Included in earnings(1)	99	944	(167)	374	(1,426)	1,742	401	(2,771)
Included in other comprehensive income	131	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	—
Purchases	—	23,691	—	28,695	3	—	—	74,851
Sales	—	—	—	—	—	—	—	—
Settlements	(4,933)	—	(3,888)	(458)	(545)	—	—	(6,987)
Ending balance as of June 30, 2013	$37,380	$27,872	$82,973	$45,936	$100,294	$3,561	$5,751	$235,024
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$99	$944	$3,810	$374	$(1,426)	$1,742	$401	$(2,771)

(1)                                 Amounts are included in net realized and unrealized gain on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

(2)                                 There were no transfers between Level 1 or 2. The Company’s policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the six months ended June 30, 2013 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships
Beginning balance as of January 1, 2013	$42,221	$2,909	$83,842	$16,141	$97,746	$1,574	$8,277	$142,477
Total gains or losses (for the period):
Included in earnings(1)	(18)	1,272	5,554	(1,052)	3,090	1,987	(2,526)	3,908
Included in other comprehensive income	221	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	—
Purchases	—	23,691	—	31,768	3	—	—	97,663
Sales	—	—	—	—	—	—	—	—
Settlements	(5,044)	—	(6,423)	(921)	(545)	—	—	(9,024)
Ending balance as of June 30, 2013	$37,380	$27,872	$82,973	$45,936	$100,294	$3,561	$5,751	$235,024
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(18)	$1,272	$15,898	$(1,348)	$3,090	$1,987	$(2,526)	$3,908

(1)                                 Amounts are included in net realized and unrealized gain on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

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

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2012 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Total Rate of Return Swaps	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships	Other Assets
Beginning balance as of April 1, 2012	$71,506	$2,721	$87,363	$9,929	$159,501	$293	$1,551	$12,154	$—	$676
Total gains or losses (for the period):
Included in earnings(1)	(97)	383	2,298	(561)	1,830	—	313	(3,900)	(2,482)	233
Included in other comprehensive loss	1,917	—	—	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—	34,230	—
Transfers out of Level 3(2)	—	—	—	—	(34,230)	—	—	—	—	—
Purchases	—	—	—	3,229	—	—	—	—	66,541	—
Sales	(4,660)	—	—	—	(4,365)	—	—	—	—	(706)
Settlements	(565)	—	(1,726)	234	—	(293)	—	—	(188)	(203)
Ending balance as of June 30, 2012	$68,101	$3,104	$87,935	$12,831	$122,736	$—	$1,864	$8,254	$98,101	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(99)	$383	$10,649	$(561)	$1,785	$—	$313	$(3,900)	$(2,482)	$—

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

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of June 30, 2013 (dollar amounts in thousands):

	Balance as of June 30, 2013	Valuation Techniques(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)

Assets:

Securities available-for-sale:	$37,380	Yield Analysis	Yield	12% - 14% (13%)	Decrease
Corporate debt securities			Discount margin	1150bps - 1350bps	Decrease
(1250bps)
			Net leverage	4x - 6x (5x)	Decrease
			Illiquidity discount	3% (3%)	Decrease
			EBITDA multiple	8x - 9x (9x)	Increase
		Broker quotes	Offered quotes	71 - 104 (90)	Increase

Other securities, at estimated fair value	$27,872	Yield Analysis	Yield	10% (10%)	Decrease

Residential mortgage-backed securities	$82,973	Discounted cash flows	Probability of default Loss severity	1% - 21% (6%) 15% - 78% (27%)	Decrease Decrease
			Constant prepayment rate	1% - 36% (15%)		(5)

Corporate loans, at estimated fair value	$45,936	Yield Analysis	Yield Discount margin	11% - 16% (16%) 950bps-1500bps	Decrease Decrease
(1450bps)
			Illiquidity discount	15% (15%)	Decrease
			Net leverage	0x - 7x (6x)	Decrease
			EBITDA multiple	8x - 10x (9x)	Increase
		Broker quotes	Offered quotes	11 - 38 (38)	Increase

Equity investments, at estimated fair value (6)	$100,294	Market comparables	LTM EBITDA multiple	8x - 13x (11x)	Increase
			Forward EBITDA multiple	7x - 14x (11x)	Increase
			Illiquidity discount	5% - 20% (9%)	Decrease
		Discounted cash flows	Weighted average cost of capital	7% - 14% (10%)	Decrease
			LTM EBITDA exit multiple	7x - 11x (9x)	Increase

Common stock warrants	$3,561	Market comparables	LTM EBITDA multiple	6x - 10x (7x)	Increase
			Forward EBITDA multiple	6x - 8x (7x)	Increase
			Illiquidity discount	15% (15%)	Decrease
		Discounted cash flows	Weighted average cost of capital	9% - 10% (9%)	Decrease
			LTM EBITDA exit multiple	4x - 8x (7x)	Increase

Foreign exchange options	$6,192	Option pricing model	Forward and spot rates	0 - 1 (1)		(7)

Interests in joint ventures and partnerships	$235,024	Discounted cash flows	Illiquidity discount	10% - 15% (11%)	Decrease
			Weighted average cost of capital	14% - 29% (17%)	Decrease
			LTM EBITDA exit multiple	4x - 5x (5x)	Increase
		Market comparables	LTM EBITDA multiple	7x - 8x (7x)	Increase
			Forward EBITDA multiple	6x - 7x (7x)	Increase

Liabilities:

Foreign exchange options	$441	Option pricing model	Forward and spot rates	0.02 (0.02)		(7)

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

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2012 (dollar amounts in thousands):

	Balance as of December 31, 2012	Valuation Techniques(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)

Assets:

Securities available-for-sale: Corporate debt securities	$42,221	Yield Analysis	Yield Discount margin	11% - 46% (16%) 1100bps - 4550bps	Decrease Decrease
				(1450bps)
			Net leverage	3x - 13x (6x)	Decrease
			Illiquidity discount	3% (3%)	Decrease
			EBITDA multiple	6x - 8x (7x)	Increase
		Broker quotes	Offered quotes	69 - 105 (88)	Increase

Other securities, at estimated fair value	$2,909	Yield Analysis	Yield	10% (10%)	Decrease

Residential mortgage-backed securities	$83,842	Discounted cash flows	Probability of default Loss severity	0% - 21% (6%) 18% - 80% (30%)	Decrease Decrease
			Constant prepayment rate	1% - 35% (13%)		(5)

Corporate loans, at estimated fair value	$16,141	Yield Analysis	Illiquidity discount Net leverage	15% (15%) 8x - 9x (9x)	Decrease Decrease
			EBITDA multiple	9x - 10x (10x)	Increase
		Broker quotes	Offered quotes	8 - 40 (39)	Increase

Equity investments, at estimated fair value (6)	$97,746	Market comparables	LTM EBITDA multiple	7x - 12x (10x)	Increase
			Forward EBITDA multiple	6x - 12x (10x)	Increase
		Discounted cash flows	Weighted average cost of capital	6% - 16% (10%)	Decrease
			LTM EBITDA exit multiple	7x - 12x (9x)	Increase

Common stock warrants	$1,574	Market comparables	LTM EBITDA multiple	7x (7x)	Increase
			Forward EBITDA multiple	7x (7x)	Increase
			Illiquidity discount	15% (15%)	Decrease
		Discounted cash flows	Weighted average cost of capital	12% (12%)	Decrease
			LTM EBITDA exit multiple	7x (7x)	Increase

Foreign exchange options	$8,562	Option pricing model	Forward and spot rates	0 - 2 (1)	(7)

Interests in joint ventures and partnerships	$142,477	Discounted cash flows	Illiquidity discount	10% - 15% (10%)	Decrease
			Weighted average cost of capital	13% - 30% (18%)	Decrease

Liabilities:

Foreign exchange options	$285	Option pricing model	Forward and spot rates	0.02 (0.02)	(7)

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

The Company evaluates the performance of its segments based on several net income components. Net income includes (i) revenues, (ii) related investment costs and expenses, (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in the Company’s assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

The following table shows data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
For the three months ended June 30	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$109,377	$128,828	$27,867	$11,722	$—	$—	$—	$—	$137,244	$140,550
Total investment costs and expenses	45,445	53,366	19,500	13,663	248	86	—	—	65,193	67,115
Total other income (loss)	31,958	17,605	7,265	(1,062)	(1,988)	—	—	—	37,235	16,543
Total other expenses	15,028	12,017	799	1,353	244	43	7,125	5,157	23,196	18,570
Income tax (benefit) expense	(46)	203	—	—	4	—	—	—	(42)	203
Net income (loss)	$80,908	$80,847	$14,833	$(4,356)	$(2,484)	$(129)	$(7,125)	$(5,157)	$86,132	$71,205

	Credit		Natural Resources		Other		Reconciling Items(2)		Total Consolidated
For the six months ended June 30	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$224,526	$255,709	$51,672	$22,775	$1,496	$—	$—	$—	$277,694	$278,484
Total investment costs and expenses	106,844	152,762	38,969	22,059	429	86	—	—	146,242	174,907
Total other income (loss)	125,884	92,247	2,519	3,579	3,321	—	(20,269)	(445)	111,455	95,381
Total other expenses	28,996	24,550	2,429	2,613	368	43	26,230	16,364	58,023	43,570
Income tax expense (benefit)	411	(3,865)	—	—	5	—	—	—	416	(3,865)
Net income (loss)	$214,159	$174,509	$12,793	$1,682	$4,015	$(129)	$(46,499)	$(16,809)	$184,468	$159,253

(1)          Consists of certain expenses not allocated to individual segments including incentive fees of $5.6 million and $4.1 million for the three months ended June 30, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

(2)          Consists of certain expenses not allocated to individual segments including incentive fees of $22.7 million and $13.7 million for the six months ended June 30, 2013 and 2012, respectively and losses on restructuring and extinguishment of debt of $20.3 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

The following table shows total assets of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
As of	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Total assets	$8,122,519	$7,904,116	$407,307	$399,225	$150,710	$53,742	$903	$1,796	$8,681,439	$8,358,879

NOTE 15. SUBSEQUENT EVENTS

On June 26, 2013, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on July 15, 2013 to preferred shareholders as of the close of business on July 8, 2013.

On July 23, 2013, the Company’s board of directors declared a cash distribution for the quarter ended June 30, 2013 on the Company’s common shares of $0.21 per common share. The distribution is payable on August 20, 2013 to common shareholders of record as of the close of business on August 6, 2013.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. Our CLO transactions consist of eight CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”), KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”) and KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1”) (collectively the “Cash Flow CLOs”). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

Business Environment

The second quarter of 2013 saw lower high yield credit index returns compared to 2012 sparked by uncertainty about the end of a government monetary stimulus program. During the second quarter of 2013, the United States Federal Reserve Chairman hinted that the central bank may begin tapering its monthly purchase of approximately $85 billion of bonds, which led to increased volatility across debt asset classes. Specifically, the S&P/LSTA Loan Index returned 0.2% for the second quarter of 2013 (as compared to 0.7% for the second quarter of 2012) and 2.3% for the first half of 2013 (as compared to 4.5% for the first half of 2012), while the Merrill Lynch High Yield Master II index returned -1.4% for the second quarter of 2013 (as compared to 1.8% for the second quarter of 2012) and 1.5% for the first half of 2013 (as compared to 7.1% for the first half of 2012). During the second quarter of 2013, interest rates remained low, as evidenced by the average three-month London interbank offered rate (“LIBOR”) rate decreasing to 0.27% for the three months ended June 30, 2013 from 0.46% for the three months ended June 30, 2012, and have pushed yields in many fixed income instruments to near record lows. In order to meet investor demand however, consistent with the past few quarters, we saw the majority of leveraged loans offering an income premium, or LIBOR floor. As of June 30, 2013, 56.5% of our floating corporate debt portfolio had a weighted average LIBOR floor of 1.2% compared to 51.6% with a weighted average floor of 1.4% as of December 31, 2012 and 42.4% with a weighted average floor of 1.4% as of June 30, 2012.

In addition to our financial assets consisting primarily of bank loans and high yield bonds, which are impacted by factors such as LIBOR, we hold oil and natural gas assets, which are impacted by the relevant commodity prices. Commodity price volatility will impact our net income through total revenues and net realized and unrealized gains and losses on our commodity swaps. In addition, revenue earned on our oil and natural gas properties are dependent on volumes produced. The Henry Hub spot natural gas price increased to $3.73 per million British thermal units (“MMBtu”) as of June 28, 2013, from $2.81 per MMBtu as of June 29, 2012. Separately, the WTI Cushing crude oil spot price increased to $96.36 per barrel (“Bbl”) as of June 28, 2013, from $85.04 per Bbl as of June 29, 2012.

Summary of Results

Our net income available to common shareholders for the three months ended June 30, 2013 totaled $79.2 million (or $0.39 per diluted common share), as compared to net income of $71.2 million (or $0.39 per diluted common share), for the three months ended June 30, 2012. Our net income available to common shareholders for the six months ended June 30, 2013 totaled $170.8 million (or $0.85 per diluted common share), as compared to net income of $159.3 million (or $0.87 per diluted common share), for the six months ended June 30, 2012. Additional discussion around our results, as well as the components of net income for our reportable segments for the three and six months ended June 30, 2013 and 2012 are detailed further below under “Results of Operations.”

Book value per common share increased $0.10 to $10.41 as of June 30, 2013 from $10.31 as of December 31, 2012, and increased $0.25 from $10.16 as of March 31, 2013. The increase in book value per common share from March 31, 2013 to June 30, 2013 was attributable to the earnings for the second quarter of 2013 of $0.39 per common share and a decrease in accumulated other comprehensive loss of $0.07 per common share, partially offset by the distribution to shareholders during the second quarter of 2013 of $0.21 per common share.

Cash Distributions to Shareholders

On July 23, 2013, our board of directors declared a cash distribution for the quarter ended June 30, 2013 on our common shares of $0.21 per common share. The distribution is payable on August 20, 2013 to common shareholders of record as of the close of business on August 6, 2013.

On June 26, 2013, our board of directors declared a cash distribution of $0.460938 per share on our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”). The distribution was paid on July 15, 2013 to preferred shareholders as of the close of business on July 8, 2013.

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

Funding Activities

CLOs

On June 25, 2013, we closed CLO 2013-1, a $519.4 million secured financing transaction maturing on July 15, 2025. We issued $458.5 million par amount of senior secured notes to unaffiliated investors, of which $442.0 million was floating rate with a weighted-average coupon of three-month LIBOR plus 1.67% and $16.5 million was fixed rate at 3.73%. The investments that are owned by CLO 2013-1 collateralize the CLO 2013-1 debt, and as a result, those investments are not available to us, our creditors or shareholders.

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

The majority of our investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of June 30, 2013, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $6.0 billion par amount or $5.6 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consist of the following as of June 30, 2013:

•                  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $5.7 billion and estimated fair value of $5.4 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 4.7%, of which 99.0% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 3.9%. The remaining 1.0% are fixed rate with a weighted average coupon of 7.3%.

•                  Corporate debt securities: Corporate debt securities consist of high yield bonds held through our CLOs with an aggregate par amount of $294.3 million and estimated fair value of $279.6 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 8.8%, of which 95.8% of the corporate debt securities are fixed rate with a weighted average coupon of 9.1%. The remaining 4.2% are floating rate with a weighted average coupon spread to LIBOR of 2.2%.

Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of June 30, 2013, the contractual notional balance of our amortizing interest rate swaps was $366.8 million.

As of June 30, 2013, these Cash Flow CLOs had aggregate secured debt outstanding totaling $5.1 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $193.9 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. We hold the majority or all of the subordinated notes in each of the Cash Flow CLOs and we consolidate all of the Cash Flow CLOs. All income and losses related to the assets in these Cash Flow CLOs are reflected on our condensed consolidated statement of operations.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A ended its reinvestment period during the fourth quarter of 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods in the second quarter of 2011 and CLO 2006-1 ended its reinvestment period in the third quarter of 2012. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three and six months ended June 30, 2013, an aggregate $360.2 million and $506.3 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2007-1, CLO 2012-1 and CLO 2013-1 will end their reinvestment periods during May 2014, December 2016 and July 2017, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the three and six months ended June 30, 2013, $24.0 million and $45.5 million, respectively, of original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of the respective non-call periods.

On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of June 30, 2013:

•                  CLO note holdings: We hold $1.1 billion par amount and $1.3 billion estimated fair value of mezzanine and subordinated notes in our eight Cash Flow CLO transactions. As our Cash Flow CLOs are consolidated under accounting principles generally accepted in the United States of America (“GAAP”), these holdings are not reflected on our condensed consolidated balance sheet as the assets and liabilities of our CLO subsidiaries are consolidated and our ownership interests in the Cash Flow CLOs are eliminated for consolidation.

•                  Corporate loans: Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans have an aggregate par value of $155.5 million and estimated fair value of $139.5 million. These loans have a weighted average coupon of 4.5%, and all are floating rate with a weighted average coupon spread to LIBOR of 3.8%. Of the $155.5 million par amount of corporate loans, $91.4 million par amount and $90.5 million estimated fair value of corporate loans were held on our balance sheet as of June 30, 2013, which are designated for transfer to CLO 2013-1. The transfer of assets is expected to occur during the third quarter of 2013. In addition, we hold equity instruments with an estimated fair value of $46.0 million, which were restructured from debt instruments to equity.

•                  Corporate debt securities: Our corporate debt securities consist of high yield bonds. These corporate debt securities have an aggregate par value of $41.5 million and estimated fair value of $41.5 million. These debt securities have a weighted average coupon of 6.4% and include one fixed rate corporate debt security with a coupon of 13.0%, one zero-coupon corporate debt security and one floating rate corporate debt security with a coupon spread to LIBOR of 15.0%.

•                  Natural resources: Our natural resources holdings consist of (i) non-operated oil and gas working interests in proved developed and proved undeveloped properties with a carrying amount of $275.4 million, partially financed with $46.1 million borrowed under a non-recourse, asset-based credit facility, (ii) overriding royalty interests with a carrying amount of $44.6 million, and (iii) private equity and interests in joint ventures and partnerships focused on the oil and gas sector with an aggregate cost basis of $91.4 million and an estimated fair value of $88.1 million.

•                  Special situations: Our special situations holdings consist of (i) $222.7 million par amount of debt investments with an $165.4 million amortized cost and estimated fair value of $183.9 million, (ii) $50.4 million aggregate cost of equity, including warrants and interests in joint ventures and partnerships with an estimated fair value of $56.2 million, and (iii) $8.3 million aggregate cost of other investments with an estimated fair value of $8.3 million. The $222.7 million par amount of debt investments has a weighted average coupon of 9.0%.

•                  Mezzanine: Our mezzanine holdings consist of (i) $59.3 million par amount of debt with an estimated fair value of $59.8 million and (ii) $6.0 million aggregate cost of equity with an estimated fair value of $7.2 million. The $59.3 million par amount of mezzanine debt are all floating rate with a weighted average coupon of 15.2%.

•                  Commercial real estate: Our commercial real estate holdings consist of investments with a carrying value of $147.7 million.

•                  Private equity: Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $55.7 million with an estimated fair value of $76.9 million.

•                  Residential mortgage-backed securities (“RMBS”): Our RMBS have an aggregate par amount of $134.9 million with an estimated fair value of $83.0 million.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three and six months ended June 30, 2013, share-based compensation totaled $0.9 million and $1.9 million, respectively. As of June 30, 2013, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.6 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of June 30, 2013, the common share options were fully vested and expire in August 2014. As of June 30, 2013, future unamortized share-based compensation totaled $4.2 million, of which $1.7 million, $1.8 million and $0.7 million will be recognized in 2013, 2014 and beyond, respectively.

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on our condensed consolidated balance sheets at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, we record changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in accumulated other comprehensive loss and subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the fair values in other income.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of June 30, 2013, the estimated fair value of our net derivative liabilities totaled $51.8 million.

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

This process involves a considerable amount of judgment by our management. As of June 30, 2013, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $3.1 million, which if not recovered may result in the recognition of future losses. During the three and six months ended June 30, 2013, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $6.6 million and $12.5 million, respectively.

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

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of June 30, 2013, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses are assessed on a quarterly and annual basis. As of June 30, 2013, management believes that these estimates are appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

As of June 30, 2013, our allowance for loan losses totaled $203.3 million.

Oil and Gas Revenue Recognition

Oil, natural gas and natural gas liquid (“NGL”) revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup our entitled share through future production. Under the sales method, no receivables are recorded when we take less than our share of production and no payables are recorded when we take more than our share of production.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table shows data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
For the three months ended June 30	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$109,377	$128,828	$27,867	$11,722	$—	$—	$—	$—	$137,244	$140,550
Total investment costs and expenses	45,445	53,366	19,500	13,663	248	86	—	—	65,193	67,115
Total other income (loss)	31,958	17,605	7,265	(1,062)	(1,988)	—	—	—	37,235	16,543
Total other expenses	15,028	12,017	799	1,353	244	43	7,125	5,157	23,196	18,570
Income tax (benefit) expense	(46)	203	—	—	4	—	—	—	(42)	203
Net income (loss)	$80,908	$80,847	$14,833	$(4,356)	$(2,484)	$(129)	$(7,125)	$(5,157)	$86,132	$71,205

	Credit		Natural Resources		Other		Reconciling Items(2)		Total Consolidated
For the six months ended June 30	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$224,526	$255,709	$51,672	$22,775	$1,496	$—	$—	$—	$277,694	$278,484
Total investment costs and expenses	106,844	152,762	38,969	22,059	429	86	—	—	146,242	174,907
Total other income (loss)	125,884	92,247	2,519	3,579	3,321	—	(20,269)	(445)	111,455	95,381
Total other expenses	28,996	24,550	2,429	2,613	368	43	26,230	16,364	58,023	43,570
Income tax expense (benefit)	411	(3,865)	—	—	5	—	—	—	416	(3,865)
Net income (loss)	$214,159	$174,509	$12,793	$1,682	$4,015	$(129)	$(46,499)	$(16,809)	$184,468	$159,253

(1)             Consists of certain expenses not allocated to individual segments including incentive fees of $5.6 million and $4.1 million for the three months ended June 30, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

(2)             Consists of certain expenses not allocated to individual segments including incentive fees of $22.7 million and $13.7 million for the six months ended June 30, 2013 and 2012, respectively and losses on restructuring and extinguishment of debt of $20.3 million and $0.4 million for the six months ended June 30, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

Net income for the three months ended June 30, 2013 was $86.1 million, consisting of revenues totaling $137.2 million, investment costs and expenses totaling $65.2 million, other income totaling $37.2 million and other expenses totaling $23.2 million. Comparatively, net income for the three months ended June 30, 2012 was $71.2 million, consisting of revenues totaling $140.6 million, investment costs and expenses totaling $67.1 million, other income totaling $16.5 million and other expenses totaling $18.6 million.

Net income for the six months ended June 30, 2013 was $184.5 million, consisting of revenues totaling $277.7 million, investment costs and expenses totaling $146.2 million, other income totaling $111.5 million and other expenses totaling $58.0 million. Comparatively, net income for the six months ended June 30, 2012 was $159.3 million, consisting of revenues totaling $278.5 million, investment costs and expenses totaling $174.9 million, other income totaling $95.4 million and other expenses totaling $43.6 million.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and royalty interests in oil and gas properties.

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues decreased $3.3 million from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 primarily due to a reduction in loan and securities interest income of $22.8 million from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 driven by declining average par balances in our corporate debt portfolio.  These decreases were partially offset by $16.1 million of incremental oil and gas revenue as a result of the acquisition and development of additional working and royalty interests in 2012 and 2013 and $1.3 million of additional dividend income.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues decreased $0.8 million from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 primarily due to a reduction in loan and securities interest income of $36.3 million from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 driven by declining average par balances in our corporate debt portfolio.  These decreases were partially offset by $28.9 million of incremental oil and gas revenue as a result of the acquisition and development of additional working and royalty interests in 2012 and 2013 and $4.6 million of additional dividend income.

Investment Costs and Expenses

Investment costs and expenses include interest expense, provision for loan losses, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to oil and gas properties, and other investment expenses.

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Investment costs and expenses decreased $1.9 million from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 primarily due to an aggregate $8.5 million decrease in interest expense and interest expense to affiliates, partially offset by a $7.4 million increase in both oil and gas production costs and DD&A as a result of the acquisition and development of additional working and royalty interests in 2012 and 2013. Interest expense declined $5.9 million from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 primarily due to the retirement and extinguishment of our 7.0% and 7.5% convertible notes.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Investment costs and expenses decreased $28.7 million from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 due to a $35.4 million decrease in provision for loan losses combined with an aggregate $10.3 million decrease in interest expense and interest expense to affiliates.  The comparatively larger provision for loan losses recorded in the first quarter of 2012 was a result of an increase in the unallocated component of our allowance for loan losses.  These negative changes were partially offset by an $18.3 million increase in both oil and gas production costs and DD&A as a result of the acquisition and development of additional working and royalty interests in 2012 and 2013.

Other Income

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Other income increased $20.7 million from the three months ended June 30, 2012 compared to the three months ended June 30, 2013. This increase was largely driven by a $10.5 million increase in total net realized and unrealized (loss) gain on derivatives and foreign exchange combined with a $6.5 million increase in net realized and unrealized gain on investments, partially offset by a $3.4 million increase in trade-related income.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Other income increased $16.1 million from the six months ended June 30, 2012 compared to the six months ended June 30, 2013.  This increase was primarily as a result of a $34.7 million increase in net realized and unrealized gains on investments and a $8.1 million increase in trade-related income, partially offset by a $19.8 million incremental increase in loss on restructuring and extinguishment of debt related to the conversion of our convertible notes combined with a $7.5 million negative change to total net realized and unrealized (loss) gain on derivatives and foreign exchange.

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

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Other expenses increased $4.6 million from the three months ended June 30, 2012 compared to the three months ended June 30, 2013. The majority of this change was related to an increase in related party management compensation as a result of higher base management fees and incentive fees. Base management fees increased $2.5 million from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 primarily due to an increase in equity (as defined by the Management Agreement) related to the issuance of our 7.375% preferred shares and common shares in connection with our convertible notes conversion, as well as net income earned during 2012 and 2013. In addition, incentive fees increased $1.5 million from $4.1 million for the three months ended June 30, 2012 to $5.6 million for the three months ended June 30, 2013 primarily due to comparatively larger realized gains on the sale of certain corporate loans.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Other expenses increased $14.5 million from the six months ended June 30, 2012 compared to the six months ended June 30, 2013. The majority of this change was related to an increase in related party management compensation as a result of higher base management fees and incentive fees. Base management fees increased $5.0 million from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 primarily due to an increase in equity (as defined by the Management Agreement) related to the issuance of our 7.375% preferred shares and common shares in connection with our convertible notes conversion, as well as net income earned during 2012 and 2013. In addition, incentive fees increased $9.0 million from $13.7 million for the six months ended June 30, 2012 to $22.7 million for the six months ended June 30, 2013 primarily due to realized gains on the sale of certain corporate loans.

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

The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the chief operating decision maker.

We evaluate the performance of our segments based on several net income components. Net income includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part I - Item 1. Financial Statements—Note 14. Segment Reporting.”

The following discussion and analysis regarding our results of operations is based on our reportable segments. Certain prior period information has been reclassified to conform to the current year presentation to provide additional detailed financial information as a result of the growth in our natural resources segment.

Credit Segment

The following table presents the net income components of our credit segment for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Revenues:
Corporate loans and securities interest income	$85,298	$97,417	$179,093	$199,543
Residential mortgage-backed securities interest income	2,593	3,108	5,552	6,070
Net discount accretion	17,757	27,891	34,126	49,473
Dividend income	1,692	366	3,655	530
Other	2,037	46	2,100	93
Total revenues	109,377	128,828	224,526	255,709
Investment costs and expenses:
Interest expense:
Collateralized loan obligation secured notes	18,794	18,489	37,858	36,752
Credit facilities	215	532	431	1,078
Convertible senior notes	1	5,394	4,176	11,335
Senior notes	6,996	7,174	14,099	12,711
Junior subordinated notes	3,569	3,723	7,188	7,561
Interest rate swaps	5,697	5,595	11,433	11,180
Other interest expense	65	53	152	129
Total interest expense	35,337	40,960	75,337	80,746
Interest expense to affiliates	9,729	12,317	19,646	25,176
Provision for loan losses	—	—	11,068	46,498
Other	379	89	793	342
Total investment costs and expenses	45,445	53,366	106,844	152,762
Other income:
Realized and unrealized (loss) gain on derivatives and foreign exchange:
Credit default swaps	(469)	233	(1,642)	2,284
Total rate of return swaps	—	—	—	141
Common stock warrants	1,607	(233)	1,759	503
Foreign exchange(1)	(1,274)	(5,376)	(4,105)	(3,889)
Options	32	—	32	—
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(104)	(5,376)	(3,956)	(961)
Net realized and unrealized gain on investments(2)	37,514	38,420	137,542	95,387
Lower of cost or estimated fair value(2)	(3,902)	(16,465)	(8,650)	(6,064)
Impairment of securities available for-sale and private equity at cost(2)	(6,627)	(675)	(12,489)	(1,408)
Other income	5,077	1,701	13,437	5,293
Total other income	31,958	17,605	125,884	92,247
Other expenses:
Related party management compensation:
Base management fees	8,864	6,762	17,792	13,568
CLO management fees	1,664	1,169	2,513	2,226
Total related party management compensation	10,528	7,931	20,305	15,794
Professional services	1,746	1,247	3,181	2,972
Other general and administrative	2,754	2,839	5,510	5,784
Total other expenses	15,028	12,017	28,996	24,550
Income before income taxes	80,862	81,050	214,570	170,644
Income tax (benefit) expense	(46)	203	411	(3,865)
Net income	$80,908	$80,847	$214,159	$174,509

(1)           Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)           Represent components of total net realized and unrealized gain on investments in the condensed consolidated statements of operations.

Revenues

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues decreased $19.5 million from $128.8 million for the three months ended June 30, 2012 to $109.4 million for the three months ended June 30, 2013. The decrease was primarily attributable to a $12.1 million decline in corporate loans and securities interest income earned due to declining average par balances in the corporate debt portfolio. The weighted average par balances for our corporate bond portfolio declined by $386.6 million, from $781.6 million to $394.9 million for the three months ended June 30, 2012 and 2013, respectively. The weighted average par balances for our corporate loan portfolio declined by $389.4 million from $6.5 billion to $6.1 billion for the three months ended June 30, 2012 and 2013, respectively. This reduction was the result of fewer purchases during 2012 and 2013 as the majority of our legacy CLOs have ended their reinvestment periods and CLO 2012-1 and CLO 2013-1 closed in December 2012 and June 2013, respectively. CLO 2006-1 ended its reinvestment period during the third quarter of 2012, while CLO 2005-1, CLO 2005-2 and CLO 2007-A ended their reinvestment periods in 2011 and 2010. Refer to “Investment

Portfolio Overview” above for further discussion on the principal proceeds from the assets held in each of these CLO transactions used to amortize the outstanding balance of the CLO senior notes outstanding. In addition, the weighted average coupon declined from the comparable prior year period. The average three-month LIBOR rate decreased to 0.27% for the three months ended June 30, 2013, from 0.46% for the three months ended June 30, 2012. However, partially offsetting this decline in interest rates was an increase in the percentage of our floating rate corporate debt portfolio with LIBOR floors to 56.5% as of June 30, 2013 with a weighted average floor of 1.2%, from 42.4% as of June 30, 2012 with a weighted average floor of 1.4%.

In addition, net discount accretion declined by $10.1 million as a result of (i) a $7.4 million decline in recurring accretion income due to a smaller overall corporate debt portfolio and comparatively smaller discounts as a percentage of par on the remaining portfolio and (ii) a $2.8 million decrease in accelerated discount accretion as a result of fewer paydowns during the second quarter of 2013 compared to 2012.

These negative changes were partially offset by a $3.3 million increase in dividend and other income from the three months ended June 30, 2012 compared to the three months ended June 30, 2013.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues decreased $31.2 million from $255.7 million for the six months ended June 30, 2012 to $224.5 million for the six months ended June 30, 2013. The decrease was primarily attributable to a $20.5 million decline in corporate loans and securities interest income earned due to declining average par balances in the corporate debt portfolio. The weighted average par balances for our corporate bond portfolio declined by $400.1 million, from $819.9 million to $419.8 million for the six months ended June 30, 2012 and 2013, respectively. The weighted average par balances for our corporate loan portfolio declined by $425.4 million from $6.8 billion to $6.3 billion for the six months ended June 30, 2012 and 2013, respectively. As discussed above, this reduction was the result of fewer purchases during 2012 and 2013 as the majority of our legacy CLOs have ended their reinvestment periods and CLO 2012-1 and CLO 2013-1 closed in December 2012 and June 2013, respectively. Refer to “Investment Portfolio Overview” above for further discussion on the principal proceeds from the assets held in each of these CLO transactions used to amortize the outstanding balance of the CLO senior notes outstanding. The negative impact on revenues driven by a smaller corporate debt portfolio was partially offset by a higher average yield earned on our assets during the six months ended June 30, 2013. The majority of our corporate debt portfolio is floating rate indexed to three-month LIBOR. The average three-month LIBOR rate decreased to 0.28% for the six months ended June 30, 2013, from 0.49% for the six months ended June 30, 2012. However, offsetting this decline was an increase in the percentage of our floating rate corporate debt portfolio with LIBOR floors to 56.5% as of June 30, 2013 with a weighted average floor of 1.2%, from 42.4% as of June 30, 2012 with a weighted average floor of 1.4%.

In addition, net discount accretion declined by $15.3 million as a net result of (i) a $13.4 million decline in recurring accretion income due to a smaller overall corporate debt portfolio and comparatively smaller discounts as a percentage of par on the remaining portfolio and (ii) a $1.9 million decrease in accelerated discount accretion as a result of fewer paydowns during the first half of 2013 compared to the first half of 2012.

These negative changes were partially offset by a $5.1 million increase in dividend and other income from the six months ended June 30, 2012 compared to the six months ended June 30, 2013.

Investment Costs and Expenses

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Total investment costs and expenses decreased $7.9 million, from $53.4 million for the three months ended June 30, 2012 to $45.4 million for the three months ended June 30, 2013. The decrease was primarily attributable to a $5.6 million reduction in interest expense, the majority of which was related to the retirement and extinguishment, respectively, of our 7.0% and 7.5% convertible notes. In addition, interest expense to affiliates declined $2.6 million primarily due to reduced subordinated notes payments to an affiliate of our Manager that owns interest in two of our Cash Flow CLOs.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Total investment costs and expenses decreased $45.9 million, from $152.8 million for the six months ended June 30, 2012 to $106.8 million for the six months ended June 30, 2013. The decrease was primarily attributable to a reduction in the provision for loan losses which decreased $35.4 million from $46.5 million for the six months ended June 30, 2012 to $11.1 million for the six months ended June 30, 2013. The decrease in provision for loan losses was attributable to a comparatively larger provision for loan losses recorded in the first quarter of 2012 as a result of an increase in the unallocated component of our allowance for loan losses based on a review with particular sensitivity to those loans that we designated as high risk.

In addition, interest expense on our convertible senior notes decreased by $7.2 million, from $11.3 million for the six months ended June 30, 2012 to $4.2 million for the six months ended June 30, 2012 due to the retirement and extinguishment, respectively, of our 7.0% and 7.5% convertible notes.

Other Income

Other income consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market, commodity prices and foreign currency exchange rates as of each period end.

The table below details the components of net realized and unrealized gains on investments, separated by financial instrument for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30, 2013			For the three months ended June 30, 2012			For the six months ended June 30, 2013			For the six months ended June 30, 2012
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$1,856	$23,200	$25,056	$294	$6,311	$6,605	$3,344	$78,588	$81,932	$1,446	$25,330	$26,776
Corporate securities	(399)	1,605	1,206	2,233	27,652	29,885	5,861	5,487	11,348	4,298	52,153	56,451
RMBS	3,810	(3,246)	564	10,649	(7,633)	3,016	15,898	(8,890)	7,008	18,447	(12,383)	6,064
Equity investments, at estimated fair value	8,072	275	8,347	(1,463)	153	(1,310)	32,834	239	33,073	5,534	223	5,757
Other (1)	2,283	58	2,341	267	(43)	224	4,377	(196)	4,181	382	(43)	339
Total	$15,622	$21,892	$37,514	$11,980	$26,440	$38,420	$62,314	$75,228	$137,542	$30,107	$65,280	$95,387

(1)          Includes securities sold, not yet purchased and interests in joint ventures and partnerships.

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Total other income increased $14.4 million from $17.6 million for the three months ended June 30, 2012 to $32.0 million for the three months ended June 30, 2013. This increase was primarily driven by a reduction in the lower of cost or estimated fair value adjustment to corporate loans held for sale by $12.6 million from a charge of $16.5 million for the three months ended June 30, 2012 to a charge of $3.9 million for the three months ended June 30, 2013. As of June 30, 2013 and 2012, our loans held for sale had a carrying value of $117.5 million and $183.9 million, respectively. While the lower of cost or estimated fair value adjustment is impacted by activity in the held for sale portfolio, including sales and transfers, fluctuations in the market value typically have the largest impact on the amount of adjustment. Refer to “Investment Portfolio” below for the components comprising the lower of cost or estimated fair value adjustment.

In addition, (i) realized and unrealized losses on foreign exchange decreased by $4.1 million from a loss of $5.4 million for the three months ended June 30, 2012 as compared to $1.3 million for the three months ended June 30, 2013 due to advantageous movements in exchange rates related to our foreign exchange contracts and primarily Euro-denominated investments and (ii) trade-related income increased by $3.4 million from $1.6 million for the three months ended June 30, 2012 to $5.0 million for the three months ended June 30, 2013.

These increases were partially offset by a $6.0 million increase in impairment losses recorded for securities available-for-sale that we determined to be other-than-temporarily impaired from $0.7 million for the three months ended June 30, 2012 to $6.6 million for the three months ended June 30, 2013.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Total other income increased $33.6 million from $92.2 million for the six months ended June 30, 2012 to $125.9 million for the three months ended June 30, 2013. This increase was primarily driven by a $42.2 million increase in net realized and unrealized gain on investments coupled with an $8.1 million increase in trade-related income.

Realized and unrealized gains on our corporate loan portfolio increased $55.2 million from $26.8 million for the six months ended June 30, 2012 to $81.9 million for the six months ended June 30, 2013, primarily due to the sale of certain of our corporate loan positions. Additionally, gains on equity investments at estimated fair value increased $27.3 million from $5.8 million for the six months ended June 30, 2012 to $33.1 million for the six months ended June 30, 2013 primarily due to unrealized gains on certain positions.

These realized and unrealized gains were partially offset by a $45.1 million decline in net realized and unrealized gains in our corporate debt securities portfolio from $56.5 million for the six months ended June 30, 2012 to $11.3 million for the six months ended June 30, 2013. The decline was primarily due to significant realized gains from the sales and paydowns of certain investments in the first half of 2012 as compared to the first half of 2013.

These net increases in other income were partially offset by an $11.1 million increase in impairment losses recorded for securities available-for-sale and private equity at cost that we determined to be other-than-temporarily impaired.

Other Expenses

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Other expenses increased $3.0 million from $12.0 million for the three months ended June 30, 2012 to $15.0 million for the three months ended June 30, 2013, primarily due to an increase of $2.1 million of base management fees pursuant to the Management Agreement. Base management fees increased primarily due to an increase in “equity” resulting from the issuance of preferred and common shares during the first quarter of 2013 and net income earned during 2012 and 2013.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Other expenses increased $4.4 million from $24.6 million for the six months ended June 30, 2012 to $29.0 million for the six months ended June 30, 2013, primarily due to an increase of $4.2 million of base management fees pursuant to the Management Agreement. Base management fees increased primarily due to an increase in “equity” resulting from the issuance of preferred and common shares during the first quarter of 2013 and net income earned during 2012 and 2013.

Natural Resources Segment

The following table presents the net income (loss) components of our natural resources segment for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Revenues:
Oil and gas revenue:
Natural gas sales	$9,439	$4,061	$16,487	$6,666
Oil sales	13,672	5,716	26,016	11,447
Natural gas liquids sales	3,367	1,945	6,994	4,659
Other	1,389	—	2,175	3
Total revenues	27,867	11,722	51,672	22,775
Investments costs and expenses:
Oil and gas production costs:
Lease operating expenses	4,121	3,867	8,249	5,779
Workover expenses	512	647	1,549	967
Transportation and marketing expenses	3,065	1,184	4,334	1,184
Severance and ad valorem taxes	1,651	667	3,125	1,308
Total oil and gas production costs	9,349	6,365	17,257	9,238
Oil and gas depreciation, depletion and amortization	9,116	4,675	18,104	7,856
Interest expense:
Credit facilities	464	728	1,291	1,215
Convertible senior notes	—	291	244	463
Junior subordinated notes	226	201	438	312
Senior notes	443	387	858	547
Total interest expense	1,133	1,607	2,831	2,537
Other	(98)	1,016	777	2,428
Total investment costs and expenses	19,500	13,663	38,969	22,059
Other income:
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Commodity swaps	7,006	1,746	2,006	6,480
Net realized and unrealized loss on investments(1)	—	(2,808)	—	(2,901)
Other income	259	—	513	—
Total other income (loss)	7,265	(1,062)	2,519	3,579
Other expenses:
Related party management compensation:
Base management fees	561	365	1,083	562
Professional services	202	54	477	225
Insurance	78	—	117	—
Other general and administrative	(42)	934	752	1,826
Total other expenses	799	1,353	2,429	2,613
Income (loss) before income taxes	14,833	(4,356)	12,793	1,682
Income tax expense	—	—	—	—
Net income (loss)	$14,833	$(4,356)	$12,793	$1,682

(1)           Includes impairment of oil and gas properties

Our oil and gas results depend substantially on natural gas and oil prices and production levels, as well as drilling and operating costs. The price we realize for our production is affected by our hedging activities. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into commodity swaps for a portion of our working interests. Our policy has been to hedge a majority of the total estimated oil, natural gas and NGL production on our working interests for a specified amount of time. Our commodity derivatives are described further below under “Other Income (Loss)”.

Production and Sales Statistics

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Average daily production:
Natural gas (Mcf/d)	26,503	21,663	25,790	18,183
Oil (Bbls/d)	1,499	637	1,384	588
NGL (Bbls/d)	1,349	810	1,466	849
Total (Mcfe/d)(1)	43,593	30,345	42,887	26,803
Weighted average prices (hedged)(2):
Natural gas (MMBtu)	$3.88	$2.79	$3.73	$2.79
Oil (Bbl)	$108.92	$99.86	$111.38	$106.72
NGL (Bbl)	$29.46	$29.16	$28.15	$31.90
Weighted average prices (unhedged)(3):
Natural gas (MMBtu)	$3.95	$2.02	$3.56	$2.02
Oil (Bbl)	$108.95	$99.78	$111.43	$106.82
NGL (Bbl)	$28.37	$26.54	$27.01	$31.00
Average Henry Hub and WTI spot prices:
Natural gas (MMBtu)	$4.01	$2.27	$3.75	$2.36
Oil (Bbl)	$94.10	$93.43	$94.22	$98.15
Costs per Mcfe of production:
Lease operating expenses	$0.09	$0.13	$0.19	$0.22
Transportation and marketing expenses	$0.07	$0.04	$0.10	$0.04
General and administrative expenses	$—	$0.07	$0.04	$0.16
Depreciation, depletion and amortization	$0.21	$0.15	$0.42	$0.29
Taxes, other than income taxes	$0.04	$0.02	$0.07	$0.05

(1)                                 Calculated using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs.

(2)                                 Includes the effect of realized losses on commodity derivatives of approximately $0.1 million and realized gains of $1.7 million for the three months ended June 30, 2013 and 2012, respectively and realized gains of approximately $1.1 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively.

(3)                                 Does not include the effect of realized gains (losses) on derivatives.

Revenues

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenue increased $16.1 million from $11.7 million for the three months ended June 30, 2012 to $27.9 million for the three months ended June 30, 2013 due to the increase in production resulting from the acquisitions of producing oil and natural gas properties in 2012 described further below under “Investment Portfolio—Other Holdings”, as well as the drilling and completion of existing undeveloped working interest and overriding royalty interest property. As of June 30, 2013, our working and overriding royalty interests had a carrying value of $319.9 million, as compared to $285.8 million as of June 30, 2012.

Average daily production increased 44% from the three months ended June 30, 2012 compared to the three months ended June 30, 2013 primarily due to acquisitions of producing properties during 2012 and drilling and completion of properties during 2012 and 2013.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenue increased $28.9 million from $22.8 million for the six months ended June 30, 2012 to $51.7 million for the six months ended June 30, 2013 due to the increase in production resulting from the acquisitions of producing oil and natural gas properties in 2012 described further below under “Investment Portfolio—Other Holdings”, as well as the drilling and completion of existing undeveloped working interest and overriding royalty interest property.

Average daily production increased 60% from the six months ended June 30, 2012 compared to the six months ended June 30, 2013 primarily due to acquisitions of producing properties during 2012 and drilling and completion of properties during 2012 and 2013.

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

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

As described above, we acquired additional producing oil and natural gas properties during 2012 and thus, the costs associated with operating and managing the wells increased. Production costs increased $3.0 million from $6.4 million for the three months ended June 30, 2012 to $9.3 million for the three months ended June 30, 2013. Most notably was the increase in transportation and marketing expenses of $1.9 million and severance and ad valorem taxes of $1.0 million. Similarly, DD&A increased $4.4 million from $4.7 million for the three months ended June 30, 2012 to $9.1 million for the three months ended June 30, 2013 due to an increase in production and depletable costs that resulted from 2012 acquisitions and drilling and completion of additional wells.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

As described above, we acquired additional producing oil and natural gas properties during 2012 and thus, the costs associated with operating and managing the wells increased. Production costs increased $8.0 million from $9.2 million for the six months ended June 30, 2012 to $17.3 million for the six months ended June 30, 2013. Most notably was the increase in lease operating expenses of $2.5 million and transportation and marketing expenses of $3.2 million related to an increase in well count and production. Similarly, DD&A increased $10.2 million from $7.9 million for the six months ended June 30, 2012 to $18.1 million for the six months ended June 30, 2013 due to an increase in production and depletable costs that resulted from 2012 acquisitions and drilling and completion of additional wells.

Other Income (Loss)

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Total other income (loss) increased $8.3 million from other loss of $1.1 million for the three months ended June 30, 2012 to other income of $7.3 million for the three months ended June 30, 2013, primarily attributable to positive mark-to-market changes on our commodity swaps.

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

Net realized and unrealized gain on commodity swaps increased $5.3 million from $1.7 million for the three months ended June 30, 2012 to $7.0 million for the three months ended June 30, 2013 primarily related to unrealized gains on the commodity swaps. Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized. The fair value of our open derivative contracts totaled a net asset of $10.2 million as of June 30, 2012 (compared to $11.2 million as of March 31, 2012) and $8.0 million as of June 30, 2013 (compared to $0.9 million as of March 31, 2013). The fair value decline of $2.2 million from June 30, 2012 to June 30, 2013 was primarily due to new contracts entered into subsequent to June 30, 2012 whose contract prices are less than future commodity prices as of June 30, 2013, and the settlement of contracts during 2012 and 2013.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Total other income decreased $1.1 million from $3.6 million for the six months ended June 30, 2012 to $2.5 million for the six months ended June 30, 2013, primarily attributable to negative mark-to-market changes on our commodity swaps.

We have entered into receive-fixed, pay-floating commodity derivative contracts, specifically oil, natural gas and certain NGL product swaps, for certain years through 2016 as described above. Net realized and unrealized gain on commodity swaps decreased $4.5 million from $6.5 million for the six months ended June 30, 2012 to $2.0 million for the six months ended June 30, 2013. Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized.

Other Expenses

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Total other expenses decreased $0.6 million from $1.4 million for the three months ended June 30, 2012 to $0.8 million for the three months ended June 30, 2013, primarily due to the reversal of certain accrued expenses based on actual amounts due, such as reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests.  These declines were partially offset by additional allocated corporate expenses, including base management fees and professional services expenses. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Total other expenses decreased $0.2 million from $2.6 million for the six months ended June 30, 2012 to $2.4 million for the six months ended June 30, 2013, primarily due to a $1.1 million reduction in other general and administrative expenses primarily due to the reversal of certain accrued expenses based on actual amounts due, such as reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests.  These declines were partially offset by additional allocated corporate expenses, including base management fees and professional services expenses. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment.

Other Segments

The following table presents the net (loss) income components of our other segments for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Revenues:
Dividend income	$—	$—	$1,496	$—
Total revenues	—	—	1,496	—
Investment costs and expenses:
Interest expense	248	86	429	86
Total investment costs and expenses	248	86	429	86
Other income:
Net realized and unrealized (loss) gain on investments	(1,988)	—	3,321	—
Total other (loss) income	(1,988)	—	3,321	—
Other expenses:
Related party management compensation:
Base management fees	204	35	311	35
Professional services	40	8	57	8
Total other expenses	244	43	368	43
(Loss) income before income taxes	(2,480)	(129)	4,020	(129)
Income tax expense	4	—	5	—
Net (loss) income	$(2,484)	$(129)	$4,015	$(129)

Revenues

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

We began acquiring commercial real estate assets during the second quarter of 2012. As of June 30, 2013 and 2012, these investments had a carrying value of $147.7 million and $36.8 million, respectively and are included within other assets on our condensed consolidated balance sheets. Revenues totaled zero for the three months ended June 30, 2012 and 2013 on these investments. This is due to the fact that most of these investments are less than a year old and require development before meaningful revenues can be expected.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues totaled zero and $1.5 million for the six months ended June 30, 2012 and 2013, respectively. The $1.5 million represented a dividend payment related to one of our commercial real estate investments paid in the first quarter of 2012.

Investment Costs and Expenses

Certain corporate assets and expenses that are not directly related to a segment, including interest expense and related costs on borrowings are allocated to individual segments based on the investment portfolio balance in each segment as of the most recent period-end.

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Investment costs and expenses increased $0.2 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 as a result of the acquisitions made in 2012 and 2013, thereby increasing the investment portfolio balance and amounts allocated for costs and expenses.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Investment costs and expenses increased $0.3 million from the six months ended June 30, 2012 to the six months ended June 30, 2013 as a result of the acquisitions made in 2012 and 2013, thereby increasing the investment portfolio balance and amounts allocated for costs and expenses.

Other (Loss) Income

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Other loss totaled $2.0 million for the three months ended June 30, 2013. As our commercial real estate holdings are recorded at estimated fair value on our condensed consolidated balance sheets, the $2.0 million represented net unrealized losses on our holdings. As we only began acquiring commercial real estate investments during the second quarter of 2012, no other gain or loss was recognized for the three months ended June 30, 2012.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Other income totaled $3.3 million for the six months ended June 30, 2013. As our commercial real estate holdings are recorded at estimated fair value on our condensed consolidated balance sheets, the $3.3 million represented net unrealized gains on our holdings. As we only began acquiring commercial real estate investments during the second quarter of 2012, no other gain or loss was recognized for the six months ended June 30, 2012.

Other Expenses

Other expenses are comprised of certain corporate expenses that are not directly related to the segment, but were allocable costs based on the portfolio balance within the segment as of the most recent period-end.

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Other expenses increased $0.2 million from the three months ended June 30, 2012 to the three months ended June 30, 2013 primarily due to the increased allocation and higher base management fees charged during the second quarter of 2013.

For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Other expenses increased $0.3 million from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to the increased allocation and higher base management fees charged during the first half of 2013.

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

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three and six months ended June 30, 2013 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state income tax expense related to the 2013 tax year. For the three and six months ended June 30, 2013, we recorded $0.2 million state tax benefit and $0.2 million of state tax expense for our domestic corporate subsidiaries, respectively. Additionally, we recorded $0.1 million and $0.2 million of state and foreign tax expense for our non-corporate subsidiaries for the three and six months ended June 30, 2013, respectively. Accordingly, for the three and six months ended June 30, 2013, we recorded income tax benefit of $0.1 million and income tax expense of $0.4 million, respectively. As of June 30, 2013, cumulative tax liability is included in accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheet.

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

The following table summarizes the carrying value of our investment portfolio by strategy as of June 30, 2013 (amounts in thousands):

	Bank Loans & High Yield Bonds	Natural Resources	Special Situations	Mezzanine	Commercial Real Estate	Private Equity	Total
Corporate loans(1)	$5,662,302	$—	$114,655	$59,038	$—	$—	$5,835,995
Securities(2)	321,090	—	68,761	—	—	—	389,851
Equity investments, at estimated fair value(3)	55,644	12,494	38,701	6,525	—	75,680	189,044
Oil and gas properties, net	—	313,907	—	—	—	—	313,907
Other assets(4)	—	81,597	20,359	330	147,704	75	250,065
Total	$6,039,036	$407,998	$242,476	$65,893	$147,704	$75,755	$6,978,862

(1)         Includes loans held for sale and loans at estimated fair value. Amounts presented are gross of allowance for loan losses totaling $203.3 million as of June 30, 2013.

(2)         Excludes our investments in RMBS with an estimated fair value of $83.0 million.

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

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $6.1 billion and $6.5 billion as of June 30, 2013 and December 31, 2012, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of June 30, 2013 and December 31, 2012. Loans that are not deemed to be held for sale are carried at amortized cost, net of allowance for loan losses, on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets. We also have certain loans that we elected to carry at estimated fair value.

Corporate Loans

(Amounts in thousands)

	June 30, 2013(1)				December 31, 2012(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$5,533,349	$5,361,293	$5,361,293	$5,245,568	$5,761,308	$5,575,437	$5,575,437	$5,494,676
Second lien	374,614	363,441	363,441	300,438	457,333	433,020	433,020	334,191
Subordinated	146,471	128,039	128,039	122,338	264,722	174,694	174,694	233,308
Subtotal	6,054,434	5,852,773	5,852,773	5,668,344	6,483,363	6,183,151	6,183,151	6,062,175
Lower of cost or fair value adjustment	—	(22,069)	—	—	—	(14,047)	—	—
Allowance for loan losses	—	(203,255)	—	—	—	(223,472)	—	—
Unrealized gains	—	5,291	—	—	—	2,225	—	—
Total	$6,054,434	$5,632,740	$5,852,773	$5,668,344	$6,483,363	$5,947,857	$6,183,151	$6,062,175

(1)                                 Includes loans held for sale and loans carried at estimated fair value.

As of June 30, 2013, $6.0 billion par amount, or 98.5%, of our corporate loan portfolio was floating rate and $88.9 million par amount, or 1.5%, was fixed rate. In addition, as of June 30, 2013, $177.1 million par amount, or 2.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 64.3% was denominated in Euros. As of December 31, 2012, $6.5 billion par amount, or 99.7%, of our corporate loan portfolio was floating rate and $22.3 million par amount, or 0.3%, was fixed rate. In addition, as of December 31, 2012, $328.9 million par amount, or 5.1%, of our corporate loan portfolio was denominated in foreign currencies, of which 68.8% was denominated in Euros.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.8% as of June 30, 2013 and 5.3% as of December 31, 2012, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 4.0% as of June 30, 2013 and 4.5% as of December 31, 2012. The weighted average years to maturity of our floating rate corporate loans was 4.3 years as of both June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, our fixed rate corporate loans had a weighted average coupon of 9.7% and a weighted average years to maturity of 4.0 years, as compared to 12.5% and 1.5 years, respectively, as of December 31, 2012.

Non-Accrual Loans

We hold certain corporate loans designated as being non-accrual, impaired and/or in default. Non-accrual loans consist of (i) corporate loans held for investment, including impaired loans, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value. Any of these three classifications may include those loans modified in a troubled debt restructuring (“TDR”), which are typically designated as being non-accrual (see “Troubled Debt Restructurings” section below).

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

The following table summarizes our recorded investment in non-accrual loans as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013	December 31, 2012
Loans held for investment(1)	$554,567	$445,437
Loans held for sale	59,219	90,840
Loans at estimated fair value	1,189	—
Total non-accrual loans	$614,975	$536,277

(1)   Comprised of impaired loans held for investment as of June 30, 2013 and December 31, 2012, respectively.

The $78.7 million increase in non-accrual loans from $536.3 million as of December 31, 2012 to $615.0 million as of June 30, 2013 was primarily due to $154.0 million of additions to impaired loans, partially offset by $40.3 million of sales of loans and $28.3 million of restructures that occurred during the period. During the three and six months ended June 30, 2013, we recognized $7.4 million and $15.4 million, respectively, of interest income from cash receipts for loans on non-accrual status. During the three and six months ended June 30, 2012, we recognized $2.3 million and $6.7 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

Impaired loans consist of loans held for investment where we have determined that it is probable that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans on a recorded investment basis increased from $445.4 million as of December 31, 2012 to $554.6 million as of June 30, 2013 primarily due to $154.0 million of additions to impaired loans, partially offset by $29.5 million of loans that were extinguished through TDRs and $14.1 million of transfers from held-for-investment to held-for-sale.

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

As of June 30, 2013, we did not have any corporate loans that were in default. However, as of June 30, 2013, we held loans issued by Cengage Learning Acquisitions, Inc. with a total amortized cost of $165.3 million, which defaulted on July 2, 2013. As of December 31, 2012, we held two corporate loans that were in default with a total amortized cost of $50.4 million from one issuer and were included in the loans for which the allocated component of our allowance for loan losses was related to.

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $62.1 million related to four TDRs and $25.5 million related to one TDR at June 30, 2013 and December 31, 2012, respectively. Loans whose terms have been modified in a TDR are considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. As of June 30, 2013 and December 31, 2012, $62.1 million and $25.5 million of TDRs were included in non-accrual loans, respectively (see “Non-Accrual Loans” section above). As of June 30, 2013 and December 31, 2012, the allowance for loan losses included specific reserves of $2.0 million and $0.5 million related to TDRs, respectively. As of June 30, 2013, there were no commitments to lend additional funds to the borrowers whose loans had been modified in a TDR.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in a TDR during the three and six months ended June 30, 2013. There were zero and three new TDRs during the three and six months ended June 30, 2013, respectively, and no loans were modified in a TDR during both the three and six months ended June 30, 2012. The modifications in the first quarter of 2013 involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%.

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	—	$—	$—	2	$68,358	$39,430
Loans held for sale	—	—	—	—	—	—
Loans at estimated fair value	—	—	—	1	1,670	1,229
Total	—	$—	$—	3	$70,028	$40,659

(1)         Recorded investment is defined as amortized cost plus accrued interest.

(2)         Excludes equity securities received from the TDRs with an estimated fair value of $2.1 million.

Prior to TDRs in the first quarter of 2013, two of the new TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the two impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in zero and $26.8 million of charge-offs for the three and six months ended June 30, 2013, respectively, which comprised 86% of the total $31.3 million of charge-offs recorded during the six months ended June 30, 2013.

As of June 30, 2013, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

We modified $773.5 million and $1.8 billion amortized cost of corporate loans during the three and six months ended June 30, 2013, respectively, that did not qualify as TDRs. We modified $619.3 million and $1.1 billion amortized cost of corporate loans during the three and six months ended June 30, 2012, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance for Loan Losses

The following table summarizes the changes in our allowance for loan losses for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$206,227	$235,807	$223,472	$191,407
Provision for loan losses	—	—	11,068	46,498
Charge-offs	(2,972)	—	(31,285)	(2,098)
Ending balance	$203,255	$235,807	$203,255	$235,807

As of June 30, 2013 and December 31, 2012, we had an allowance for loan loss of $203.3 million and $223.5 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan’s estimated fair value.

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

As of June 30, 2013, the allocated component of our allowance for loan losses totaled $115.7 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $594.7 million and an aggregate recorded investment of $554.6 million. As of December 31, 2012, the allocated component of our allowance for loan losses totaled $94.9 million and relates to investments in certain loans issued by six issuers with an aggregate par amount of $484.1 million and an aggregate recorded investment of $445.4 million.

The unallocated component of our allowance for loan losses totaled $87.6 million and $128.6 million as of June 30, 2013 and December 31, 2012, respectively. As discussed above, we estimate the unallocated reserve by first categorizing our corporate loans held for investment portfolio based on their assigned risk grade and then based on the seniority of the loan in the issuer’s capital structure. Of the three internally assigned risk grades, as of June 30, 2013, we had loans issued from four issuers with an aggregate par value of $451.4 million and amortized cost amount of $448.5 million that we classified as high risk. Approximately 98% of the amortized cost balance of loans classified as high risk consisted of the following holdings: (i) $314.0 million amortized cost amount of loans issued by Modular Space Corporation; (ii) $97.8 million amortized cost amount of loans issued by Education Management LLC; and, (iii) $26.1 million amortized cost amount of loans issued by Springleaf Financial Funding Company.

At September 30, 2012, we transferred Texas Competitive Electric Holdings Company LLC (“TXU”), from the high risk grade of the unallocated component to the allocated component of our allowance for loan losses upon determination that the loans were impaired. Management believed it probable that we would be unable to collect all payments due in accordance with the contractual terms of the loan agreement. To calculate the recovery value of the loans, we estimated the loss as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted using the effective discount rate. At June 30, 2013, the calculation resulted in a specific reserve of $60.8 million related to TXU, or an implied recovery value of approximately 78% of par. As of June 30, 2013, TXU had a total amortized cost of $311.6 million. In addition, we held TXU loans held for sale with a recorded investment of $29.8 million as of June 30, 2013.

During the three and six months ended June 30, 2013, we recorded charge-offs totaling $3.0 million and $31.3 million, respectively, comprised primarily of loans transferred to loans held for sale and loans modified in TDRs, respectively. During the three and six months ended June 30, 2012, we recorded charge-offs totaling zero and $2.1 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

The following table summarizes the changes in our loans held for sale balance for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Loans Held for Sale:
Beginning balance	$107,395	$297,708	$128,289	$317,332
Transfers in	55,415	16,937	76,803	63,014
Transfers out	—	(58,375)	—	(65,879)
Sales, paydowns, restructurings and other	(41,370)	(55,871)	(78,904)	(124,469)
Lower of cost or estimated fair value adjustment(1)	(3,902)	(16,465)	(8,650)	(6,064)
Net carrying value	$117,538	$183,934	$117,538	$183,934

(1)         Represents the recorded net adjustment to earnings for the respective period.

As of June 30, 2013, we had $117.5 million of loans held for sale, a decrease of $10.8 million from December 31, 2012 primarily due to the sale and paydown of certain loans.

During the three and six months ended June 30, 2013, we transferred $55.4 million and $76.8 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and six months ended June 30, 2012, we transferred $16.9 million and $63.0 million, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during both the three and six months ended June 30, 2013, we did not transfer any loans from held for sale back to loans held for investment. During the three and six months ended June 30, 2012, we transferred $58.4 million and $65.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Lower of cost or estimated fair value:
Beginning balance	$(18,795)	$(39,598)	$(14,047)	$(50,906)
Sale and paydown of loans held for sale	628	149	628	621
Transfer of loans to held for investment	—	—	—	435
Declines in estimated fair value	(5,183)	(18,422)	(12,665)	(21,667)
Recoveries in estimated fair value	1,281	1,957	4,015	15,603
Ending balance	$(22,069)	$(55,914)	$(22,069)	$(55,914)

We recorded a $3.9 million and $8.7 million net charge to earnings for the three and six months ended June 30, 2013, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $117.5 million as of June 30, 2013. We recorded a $16.5 million and $6.1 million net charge to earnings for the three and six months ended June 30, 2012, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $183.9 million as of June 30, 2012.

Concentration Risk

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2013, approximately 50% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $936.2 million or approximately 16% of the aggregated amortized cost basis of our corporate loans. As of December 31, 2012, approximately 46% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and Modular Space Corporation, which combined represented $1.0 billion, or approximately 16% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $408.1 million and $466.1 million as of June 30, 2013 and December 31, 2012, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets.

The following table summarizes our corporate debt securities portfolio stratified by type as of June 30, 2013 and December 31, 2012:

Corporate Debt Securities

(Amounts in thousands)

	June 30, 2013(1)				December 31, 2012(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$192,481	$174,479	$168,488	$174,479	$218,872	$211,716	$201,360	$211,716
Senior unsecured	181,228	180,061	163,846	180,061	191,737	183,003	169,961	183,003
Subordinated	34,432	35,311	30,693	35,311	55,453	54,959	51,491	54,959
Total	$408,141	$389,851	$363,027	$389,851	$466,062	$449,678	$422,812	$449,678

(1)                                 In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the condensed consolidated statements of operations.

As of June 30, 2013, $364.1 million par amount, or 89.2%, of our corporate debt securities portfolio was fixed rate and $44.0 million par amount, or 10.8%, was floating rate. In addition, as of June 30, 2013, $30.2 million par amount, or 7.4%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 87.9% was denominated in Euros. As of December 31, 2012, $395.4 million, or 84.8%, of our corporate debt securities portfolio was fixed rate and $70.7 million, or 15.2%, was floating rate. In addition, as of December 31, 2012, $21.5 million par amount, or 4.6%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 81.8% was denominated in Euros.

As of June 30, 2013, our fixed rate corporate debt securities had a weighted average coupon of 8.6% and a weighted average years to maturity of 5.7 years, as compared to 9.2% and 4.6 years, respectively, as of December 31, 2012. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 10.4% as of June 30, 2013 and 8.2% as of December 31, 2012, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 9.5% as of June 30, 2013 and 7.3% as of December 31, 2012. The weighted average years to maturity of our floating rate corporate debt securities was 3.4 years and 3.0 years as of June 30, 2013 and December 31, 2012, respectively.

During the three and six months ended June 30, 2013, we recorded $6.6 million and $12.5 million, respectively, of impairment losses for corporate debt securities that we determined to be other-than-temporarily impaired. Comparatively, during the three and six months ended June 30, 2012, we recorded $0.1 million and $0.8 million, respectively, of impairment losses for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

As of June 30, 2013 and December 31, 2012, we had no corporate debt securities in default.

Concentration Risk

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2013, approximately 54% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Avaya Inc., iPayment, Inc. and Caravela SME No 3 Ltd, which combined represented $76.0 million, or approximately 19% of the estimated fair value of our corporate debt securities. As of December 31, 2012, approximately 51% of the estimated fair value of our corporate debt securities was concentrated in ten issuers, with the three largest concentrations of corporate debt securities issued by Sanmina Corporation, Avaya Inc. and iPayment, Inc., which combined represented $87.0 million, or approximately 19% of the estimated fair of value of our corporate debt securities.

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

Working Interests

Our natural resources holdings include non-operated working interests in producing oil and natural gas fields located in Louisiana, Mississippi and Texas. As of June 30, 2013 and December 31, 2012, the working interests had a carrying value of $275.4 million and $249.7 million, respectively. These interests are in proved developed, proved undeveloped and unproved properties, with the majority of our exposure to natural gas, followed by NGL and then oil. The acquisition of these working interests was partially financed with borrowings through our 2015 Natural Resources Facility, which had $46.1 million outstanding as of June 30, 2013.

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

Royalty Interests

In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties. We have approximately 274 and 220 gross productive wells as of June 30, 2013 and December 31, 2012, respectively, in which we own an overriding royalty interest only, and the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of June 30, 2013 and December 31, 2012, had a carrying value of $44.6 million and $47.3 million, respectively.

Equity Holdings

Equity investments carried at estimated fair value primarily consist of private equity investments. As of June 30, 2013, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $1.9 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $144.7 million and an estimated fair value of $189.0 million. In comparison, as of December 31, 2012, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $1.6 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $140.7 million and an estimated fair value of $161.6 million.

Interests in Joint Ventures and Partnerships Holdings

As of June 30, 2013, our interests in joint ventures and partnerships had an aggregate cost amount of $222.5 million and estimated fair value of $235.0 million. As of December 31, 2012, our interests in joint ventures and partnerships had an aggregate cost amount of $137.6 million and estimated fair value of $142.5 million.

Shareholders’ Equity

Our shareholders’ equity at June 30, 2013 and December 31, 2012 totaled $2.5 billion and $1.8 billion, respectively. Included in our shareholders’ equity as of June 30, 2013 and December 31, 2012 is accumulated other comprehensive loss totaling $39.6 million and $70.2 million, respectively.

Our average common shareholders’ equity and return on average common shareholders’ equity for the three and six months ended June 30, 2013 was $2.1 billion and 15.1% and $2.1 billion and 16.7%, respectively. Our average common shareholders’ equity and return on average common shareholders’ equity for the three and six months ended June 30, 2012 was $1.7 billion and 16.4% and $1.7 billion and 18.4%, respectively. Return on average common shareholders’ equity is defined as net income available to common shareholders divided by weighted average common shareholders’ equity.

Our book value per common share as of June 30, 2013 and December 31, 2012 was $10.41 and $10.31, respectively, and was computed based on 204,784,871 and 178,437,078 common shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.

Distributions

Preferred Shareholders

On March 26, 2013, our board of directors declared a cash distribution of $0.450694 per share on our outstanding Series A LLC Preferred Shares. The distribution was paid on April 15, 2013 to preferred shareholders of record as of the close of business on April 8, 2013.

On June 26, 2013, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on July 15, 2013 to preferred shareholders as of the close of business on July 8, 2013.

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

On April 30, 2013, our board of directors declared a cash distribution for the quarter ended March 31, 2013 of $0.21 per share to common shareholders of record on May 14, 2013. The distribution was paid on May 28, 2013.

On July 23, 2013, our board of directors declared a cash distribution for the quarter ended June 30, 2013 of $0.21 per share to common shareholders of record on August 6, 2013. The distribution is payable on August 20, 2013.

Common Shares and Restricted Shares

On February 14, 2013, the Compensation Committee of the board of directors granted the Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016.

During the first quarter of 2013, $172.5 million of our 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”) had been tendered for conversion, which were settled with 26.1 million shares. See “Sources of Funds” below for further discussion.

On March 1, 2013, we repurchased and cancelled 25,204 of our common shares in connection with the satisfaction of tax withholding obligations related to common shares previously awarded to certain of our officers and vesting on that date. Also on the same date, we issued 30,000 shares in connection with funding this repurchase.

LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we will continue to evaluate opportunities to issue incremental capital. This may include taking advantage of market opportunities to issue equity or refinance or replace indebtedness, including the issuance of new debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. As of June 30, 2013, we had unrestricted cash and cash equivalents totaling $507.5 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization (“OC Test”) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, as of June 30, 2013, all our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (“IC”) tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

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

Cash Flow CLO Transactions

As of June 30, 2013, we had eight Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $193.9 million as of June 30, 2013 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

On June 25, 2013, we closed CLO 2013-1, a $519.4 million secured financing transaction maturing on July 15, 2025. We issued $458.5 million par amount of senior secured notes to unaffiliated investors, of which $442.0 million was floating rate with a weighted-average coupon of three-month LIBOR plus 1.67% and $16.5 million was fixed rate at 3.73%. The investments that are owned by CLO 2013-1 collateralize the CLO 2013-1 debt, and as a result, those investments are not available to us, our creditors or shareholders. According to the indenture, the first payment will commence in January 2014 and the effective date of CLO 2013-1 will commence by November 5, 2013 or earlier if certain portfolio targets are met.

On December 21, 2012, we closed CLO 2012-1, a $412.4 million secured financing transaction maturing December 16, 2024. We issued $367.5 million par amount of senior secured notes to unaffiliated investors, of which $342.5 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate at 2.39%. We also issued $21.5 million of subordinated notes to unaffiliated third party investors. The investments that are owned by CLO 2012-1 collateralize the CLO 2012-1 debt, and as a result, those investments are not available to us, our creditors or shareholders. In accordance with the indenture, the first payment and effective date of CLO 2012-1 commenced in June and April 2013, respectively.

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

The following table summarizes the PVR Test for CLO 2011-1. This information is based on the June 2013 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$365,282
Par value test minimum	120.0%
Par value test ratio	133.4%
Cushion / (Excess)	$39,923
Par value portfolio collateral value	$397,503
Outstanding loan balance	$297,984

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of June 30, 2013, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs. This information is based on the June 2013 monthly reports, which are prepared by the independent third party trustee for each CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the June 2013 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the June 2013 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A	CLO 2012-1
Investments	$447,768	$545,509	$789,699	$3,360,388	$847,869	$400,880
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%	115.0%
Actual senior IC ratio	1,714.5%	1,151.0%	154.7%	726.5%	746.0%	129.0%
CCC amount	$77,668	$86,561	$182,463	$518,236	$198,204	$998
CCC percentage of portfolio	17.3%	15.9%	23.1%	15.4%	23.4%	0.2%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%	113.2%
Actual senior OC Test	216.5%	178.0%	207.4%	183.0%	174.8%	121.5%
Cushion / (Excess)	$190,068	$163,417	$228,254	$424,943	$251,405	$27,320
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%	n/a
Actual subordinated OC Test	129.7%	135.2%	160.2%	127.5%	126.9%	n/a
Cushion / (Excess)	$76,791	$110,733	$212,437	$188,227	$107,075	n/a

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

As of June 30, 2013, we had no borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facilities

On May 15, 2013, our 2015 Natural Resources Facility, maturing on November 5, 2015, was adjusted and reduced to $100.9 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us. As of June 30, 2013, we had $46.1 million of borrowings outstanding under the 2015 Natural Resources Facility.

In addition, on February 27, 2013, we entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. We have the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to us. As of June 30, 2013, we had no borrowings outstanding under the 2018 Natural Resources Facility.

As of June 30, 2013, we believe we were in compliance with the covenant requirements for our credit facilities discussed above.

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

During the first quarter of 2012, we repurchased $23.1 million par amount of our 7.0% convertible senior notes due July 15, 2012 (“7.0% Notes”). These transactions resulted in us recording a loss of $0.4 million and a $0.2 million write-off of unamortized debt issuance costs. On July 13, 2012, we repaid in full our $112.0 million of outstanding 7.0% Notes, which matured on July 15, 2012.

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

Off-Balance Sheet Commitments

As of June 30, 2013, we had committed to purchase corporate loans with an aggregate par amount totaling $559.0 million of which $341.7 million par amount was designated to be held in CLO 2013-1. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of June 30, 2013, we had unfunded financing commitments totaling $4.9 million for corporate loans.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments. We estimated these future contributions to range from approximately $205.0 million to $280.0 million as of June 30, 2013, whereby approximately 41% was related to our natural resources segment, 32% was related to our credit segment and 27% was related to our other segment.

As of June 30, 2013, we had investments in real estate entities that were financed with non-recourse debt totaling $201.3 million. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. As of June 30, 2013, we also had financial guarantees related to our natural resources investments totaling $17.9 million.

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

In addition, all holders of our shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Kansas, Louisiana, Mississippi, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wyoming. We may make investments in other states or non-U.S. jurisdictions in the future.

For holders of our shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a “qualified publicly traded partnership” for purposes of the income and asset diversification tests that apply to regulated investment companies. We do not believe we were treated as a “qualified publicly traded partnership” for our 2012 tax year. However, because such qualification will depend on the nature of our future investments, no assurance can be provided that we will or will not be treated as a “qualified publicly traded partnership” in 2013 or any future year.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of June 30, 2013, $207.2 million par amount, or 3.2%, of our corporate debt portfolio was denominated in foreign currencies, of which 67.8% was denominated in Euros. In addition, as of June 30, 2013, $79.0 million aggregate cost, or 19.0%, of other assets, which includes our equity investments at estimated fair value and interests in joint ventures and partnerships, was denominated in foreign currencies, of which 15.9% was denominated in Euros and 36.3% was denominated in Canadian dollars.

Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of June 30, 2013, the net contractual notional balance of our foreign exchange options and forward contracts totaled $100.3 million, all of which related to certain of our foreign currency denominated corporate debt holdings. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of June 30, 2013, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(17,620)
Increase of 2.0%	$(3,631)
Increase of 3.0%	$10,357
Increase of 4.0%	$24,346
Increase of 5.0%	$38,335

As of June 30, 2013, approximately 56.5% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.2%. Given these LIBOR floors, increases in short-term interest rates above a certain point between 2% and 3% will result in a greater impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our interest rate swaps was $491.8 million as of June 30, 2013. Of the $491.8 million, $366.8 million was related to two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held as of June 30, 2013 (amounts in thousands):

	As of June 30, 2013
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$491,833	$(59,137)
Free-Standing Derivatives:
Commodity swaps	—	7,975
Credit default swaps—protection purchased	(109,576)	(954)
Foreign exchange forward contracts	(230,554)	(11,176)
Foreign exchange options	130,207	5,751
Common stock warrants	—	5,760
Total		$(51,781)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of June 30, 2013 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Interest rate swaps	$(2,838)	$—	$—	$(56,299)	$(59,137)
Free-Standing Derivatives:
Commodity swaps	3,345	4,545	85	—	7,975
Credit default swaps—protection purchased	(299)	—	(655)	—	(954)
Foreign exchange forward contracts	1,563	(12,783)	44	—	(11,176)
Foreign exchange options	307	5,444	—	—	5,751
Total	$2,078	$(2,794)	$(526)	$(56,299)	$(57,541)

Commodity Price Risk

Certain of our natural resources holdings, including our working interests in producing oil and natural gas fields are subject to fluctuations in the prices of oil, natural gas and NGL, which may cause our revenues and cash flows to be volatile. As of June 30, 2013, natural gas comprised approximately 61% of our total working interest reserves, while NGL and oil comprised approximately 25% and 14%, respectively. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into, and expect to continue to use, commodity swaps for our working interests. Our policy has been to hedge a majority of the total estimated oil, natural gas and NGL production on our working interests for a specified amount of time. We currently use receive-fixed, pay-floating commodity derivative contracts, specifically oil, natural gas and certain NGL product swaps, for certain years through 2016. Our unhedged production may expose us to commodity price declines or alternatively, provide the potential upside from commodity price increases. Our price hedging strategy and future hedging transactions, including the prices at which we hedge our production, are dependent upon several factors, including expected production and commodities prices at the time we enter into these transactions.

We do not designate any of our commodity derivatives as cash flow hedges for accounting purposes. As such, the changes in fair value of these instruments are recorded in current period earnings. For the three and six months ended June 30, 2013, we had $0.1 million and $1.1 million of commodity derivatives settlements, respectively, which are settled monthly. The estimated fair value of our commodity swaps as of June 30, 2013 totaled $8.0 million. As a significant portion of our commodity derivatives hedge the majority of our estimated natural gas production through 2015, a 40% decrease in the future prices of natural gas as compared to the future prices at June 30, 2013 would result in an estimated unhedged production value decrease of approximately $3.1 million or less for any year through 2015.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2013 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2013, our non-employee directors deferred less than $0.1 million of cash compensation in exchange for 4,031 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. On May 28, 2013, our non-employee directors deferred $0.1 million of cash distribution in exchange for 10,821 phantom shares, respectively, pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof.

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

KKR Financial Holdings LLC

Signature	Title

/s/ CRAIG J. FARR	Chief Executive Officer (Principal Executive Officer)
Craig J. Farr

/s/ MICHAEL R. MCFERRAN	Chief Financial Officer (Principal Financial and Accounting Officer)
Michael R. McFerran

Date: August 7, 2013