Form 10-Q
period 2013-09-30
KKR Financial Holdings LLC
filed 2013-11-06
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of the registrant’s common shares outstanding as of October 30, 2013 was 204,824,159.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$221,986	$237,606
Restricted cash and cash equivalents	509,688	896,396
Securities	519,675	533,520
Corporate loans, net (includes $156,595 and $35,879 measured at estimated fair value and $312,312 and $128,289 loans held for sale as of September 30, 2013 and December 31, 2012, respectively)	6,153,072	5,947,857
Equity investments, at estimated fair value ($5,319 and $7,187 pledged as collateral as of September 30, 2013 and December 31, 2012, respectively)	191,153	161,621
Oil and gas properties, net	372,034	289,929
Derivative assets	35,348	23,207
Interest and principal receivable	38,586	46,960
Other assets	430,449	221,783
Total assets	$8,471,991	$8,358,879
Liabilities
Collateralized loan obligation secured notes	$4,903,438	$5,122,338
Collateralized loan obligation junior secured notes to affiliates	193,921	296,557
Credit facilities	48,489	107,789
Convertible senior notes	—	166,028
Senior notes	362,251	362,178
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	74,737	25,931
Accrued interest payable	16,497	20,519
Accrued interest payable to affiliates	4,134	6,632
Related party payable	3,847	10,998
Derivative liabilities	86,108	117,270
Total liabilities	5,976,939	6,519,757
Shareholders’ equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 and zero issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Common shares, no par value, 500,000,000 shares authorized, and 204,824,159 and 178,437,078 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	—	—
Paid-in-capital	3,313,400	2,762,584
Accumulated other comprehensive loss	(29,693)	(70,226)
Accumulated deficit	(788,655)	(853,236)
Total shareholders’ equity	2,495,052	1,839,122
Total liabilities and shareholders’ equity	$8,471,991	$8,358,879

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Revenues
Loan interest income	$82,541	$101,988	$272,919	$313,684
Securities interest income	10,933	18,791	39,326	62,180
Oil and gas revenue	32,446	21,487	84,118	44,262
Other	2,782	1,068	10,033	1,692
Total revenues	128,702	143,334	406,396	421,818
Investment costs and expenses
Interest expense	39,767	40,418	118,366	123,788
Interest expense to affiliates	6,839	12,954	26,485	38,131
Provision for loan losses	9,339	—	20,407	46,498
Oil and gas production costs	9,163	9,803	26,420	19,041
Oil and gas depreciation, depletion and amortization	11,806	7,011	29,910	14,867
Other	963	714	2,531	3,482
Total investment costs and expenses	77,877	70,900	224,119	245,807
Other income
Net realized and unrealized gain on investments	5,673	75,774	125,397	160,788
Net realized and unrealized loss on derivatives and foreign exchange	(3,062)	(8,102)	(5,012)	(2,583)
Net loss on restructuring and extinguishment of debt	—	—	(20,269)	(445)
Other income	3,615	5,371	17,565	10,664
Total other income	6,226	73,043	117,681	168,424
Other expenses
Related party management compensation	10,920	26,602	56,744	57,519
General, administrative and directors expenses	4,654	5,464	13,138	14,913
Professional services	1,573	1,130	5,288	4,334
Total other expenses	17,147	33,196	75,170	76,766
Income before income taxes	39,904	112,281	224,788	267,669
Income tax expense (benefit)	18	317	434	(3,548)
Net income	$39,886	$111,964	$224,354	$271,217

Preferred share distributions	6,891	—	20,520	—
Net income available to common shareholders	$32,995	$111,964	$203,834	$271,217

Net income per common share:
Basic	$0.16	$0.63	$1.01	$1.52
Diluted	$0.16	$0.61	$1.01	$1.48

Weighted-average number of common shares outstanding:
Basic	204,134	177,862	201,824	177,815
Diluted	204,134	183,431	201,824	182,440

Distributions declared per common share	$0.21	$0.21	$0.68	$0.65

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Net income	$39,886	$111,964	$224,354	$271,217
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	3,137	(24,572)	2,322	(34,399)
Unrealized gains on cash flow hedges	6,813	2,767	38,211	1,580
Total other comprehensive income (loss)	9,950	(21,805)	40,533	(32,819)
Comprehensive income	$49,836	$90,159	$264,887	$238,398

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

					Accumulated
	Preferred Shares		Common Shares		Other		Total
	Shares	Paid-In Capital	Shares	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity
Balance at January 1, 2013	—	$—	178,437	$2,762,584	$(70,226)	$(853,236)	$1,839,122
Net income	—	—	—	—	—	224,354	224,354
Other comprehensive income	—	—	—	—	40,533	—	40,533
Distributions declared on preferred shares	—	—	—	—	—	(20,520)	(20,520)
Distributions declared on common shares	—	—	—	—	—	(139,253)	(139,253)
Grant of restricted common shares	—	—	331	—	—	—	—
Issuance of common shares	—	—	30	321	—	—	321
Repurchase and cancellation of common shares	—	—	(25)	(223)	—	—	(223)
Issuance of common shares in exchange for convertible notes	—	—	26,051	186,254	—	—	186,254
Issuance of preferred shares	14,950	361,622	—	—	—	—	361,622
Share-based compensation expense related to restricted common shares	—	—	—	2,842	—	—	2,842
Balance at September 30, 2013	14,950	$361,622	204,824	$2,951,778	$(29,693)	$(788,655)	$2,495,052

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Cash flows from operating activities
Net income	$224,354	$271,217
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss on derivatives and foreign exchange	5,012	2,583
Net loss on restructuring and extinguishment of debt	20,269	445
Write-off of debt issuance costs	6,014	1,381
Lower of cost or estimated fair value adjustment on corporate loans held for sale	11,442	(1,294)
Provision for loan losses	20,407	46,498
Impairment charges	17,496	12,067
Share-based compensation	2,842	2,258
Net realized and unrealized gain on residential mortgage-backed securities, at estimated fair value	(9,748)	(9,687)
Net realized and unrealized gain on investments	(144,587)	(161,874)
Depreciation and net amortization	(2,771)	(44,018)
Changes in assets and liabilities:
Interest receivable	4,960	12,249
Other assets	(33,574)	(17,997)
Related party payable	(7,151)	10,674
Accounts payable, accrued expenses and other liabilities	(5,113)	6,400
Accrued interest payable	(4,022)	(7,447)
Accrued interest payable to affiliates	(2,498)	295
Net cash provided by operating activities	103,332	123,750
Cash flows from investing activities
Principal payments from corporate loans	1,243,853	1,462,505
Principal payments from securities available-for-sale and other securities, at estimated fair value	101,807	59,078
Principal payments from residential mortgage-backed securities, at estimated fair value	11,737	5,875
Proceeds from sales of corporate loans	210,280	304,946
Proceeds from sales of securities available-for-sale and other securities, at estimated fair value	30,584	448,165
Proceeds from equity and other investments	98,621	15,290
Proceeds from securities sold, not yet purchased	4,218	26,792
Purchases of corporate loans	(1,555,087)	(1,095,851)
Purchases of securities available-for-sale and other securities, at estimated fair value	(115,959)	(95,008)
Purchases of equity and other investments	(344,018)	(283,751)
Cover securities sold, not yet purchased	(2,928)	(8,222)
Net change in proceeds, purchases, and settlements of derivatives	(7,856)	(7,150)
Net change in restricted cash and cash equivalents	386,708	(335,479)
Net cash provided by investing activities	61,960	497,190
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	449,002	92,607
Retirement of collateralized loan obligation secured notes	(774,302)	(702,789)
Proceeds from credit facilities	2,400	69,489
Repayment of credit facilities	(61,700)	—
Repayment of convertible senior notes	—	(135,531)
Net proceeds from senior notes	—	111,418
Net proceeds from issuance of preferred shares	361,622	—
Distributions on common shares	(139,253)	(115,967)
Distributions on preferred shares	(13,629)	—
Repurchase and cancellation of common shares	—	(96)
Other capitalized costs	(5,052)	(859)
Net cash used in financing activities	(180,912)	(681,728)
Net decrease in cash and cash equivalents	(15,620)	(60,788)
Cash and cash equivalents at beginning of period	237,606	392,154
Cash and cash equivalents at end of period	$221,986	$331,366
Supplemental cash flow information
Cash paid for interest	$121,170	$143,882
Net cash paid for income taxes	$7,618	$106
Non-cash investing and financing activities
Issuance of restricted common shares	$3,282	$2,849
Loans transferred from held for investment to held for sale	$316,003	$86,969
Loans transferred from held for sale to held for investment	$—	$114,871
Preferred share distributions declared, not yet paid	$6,891	$—
Conversion of convertible senior notes to common shares	$186,254	$—

See notes to condensed consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

KKR Financial Holdings LLC together with its subsidiaries (the “Company”) is a specialty finance company with expertise in a range of asset classes. The Company’s core business strategy is to leverage the proprietary resources of its manager with the objective of generating both current income and capital appreciation by deploying capital to its strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity with a focus on specialty lending. The Company’s holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that the Company holds are typically purchased via assignment or participation in the primary or secondary market.

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

The Company finances the majority of its corporate debt investments through its CLOs. As of September 30, 2013, the Company’s eight CLOs held $6.5 billion par amount, or $6.2 billion estimated fair value, of corporate debt investments. As of December 31, 2012, the Company had seven CLOs that held $6.3 billion par amount, or $6.0 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of September 30, 2013, the aggregate CLO debt totaled $4.9 billion of secured debt outstanding held by unaffiliated third parties and $193.9 million of junior secured notes outstanding held by an affiliate of the Manager.

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

Securities and Corporate Loans, at Estimated Fair Value:  Securities and corporate loans, at estimated fair value are initially valued at transaction price and are subsequently valued using market data for similar instruments (e.g., recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models. Valuation models are based on yield analysis techniques, where the key inputs are based on relative value analyses, which incorporate similar instruments from similar issuers. In addition, an illiquidity discount is applied where appropriate.

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

Key unobservable inputs that have a significant impact on the Company’s Level 3 valuations as described above are included in Note 13 to these condensed consolidated financial statements. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if the Company only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

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

NOTE 3. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of basic and diluted net income per common share for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands, except per share information), as well as the distributions declared per common share during the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30		Nine months ended September 30
	2013	2012	2013	2012
Net income	$39,886	$111,964	$224,354	$271,217
Less: Preferred share distributions	6,891	—	20,520	—
Net income available to common shareholders	$32,995	$111,964	$203,834	$271,217
Less: Dividends and undistributed earnings allocated to participating securities	109	355	701	889
Net income allocated to common shareholders	$32,886	$111,609	$203,133	$270,328
Basic:
Basic weighted average common shares outstanding	204,134	177,862	201,824	177,815
Net income per common share	$0.16	$0.63	$1.01	$1.52
Diluted:
Basic weighted average common shares outstanding	204,134	177,862	201,824	177,815
Dilutive effect of convertible senior notes(1)	—	5,569	—	4,625
Diluted weighted average common shares outstanding(2)	204,134	183,431	201,824	182,440
Net income per common share	$0.16	$0.61	$1.01	$1.48

(1)                                 During the first quarter of 2013, $172.5 million of the Company’s outstanding convertible notes had been tendered for conversion and were settled with 26.1 million common shares.

(2)                                 Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the three and nine months ended September 30, 2013 and 2012.

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

The following table summarizes the Company’s securities as of September 30, 2013, which are carried at estimated fair value (amounts in thousands):

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available-for-sale	$348,582	$21,863	$(2,069)	$368,376
Other securities, at estimated fair value(1)	62,618	10,929	(1,634)	71,913
Residential mortgage-backed securities, at estimated fair value(1)	144,640	3,196	(68,450)	79,386
Total securities	$555,840	$35,988	$(72,153)	$519,675

(1)                                 Unrealized gains and losses are recorded in earnings.

The following table summarizes the Company’s securities as of December 31, 2012, which are carried at estimated fair value (amounts in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale	$394,821	$27,281	$(9,809)	$412,293
Other securities, at estimated fair value(1)	27,991	9,768	(374)	37,385
Residential mortgage-backed securities, at estimated fair value(1)	171,385	3,762	(91,305)	83,842
Total securities	$594,197	$40,811	$(101,488)	$533,520

(1)                                 Unrealized gains and losses are recorded in earnings.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2013
Securities available-for-sale	$3,913	$(125)	$28,655	$(1,944)	$32,568	$(2,069)
December 31, 2012
Securities available-for-sale	$45,900	$(4,398)	$37,500	$(5,411)	$83,400	$(9,809)

The unrealized losses in the table above are considered to be temporary impairments due to market factors and are not reflective of credit deterioration. The Company considers many factors when evaluating whether impairment is other-than-temporary. For securities available-for-sale included in the table above, the Company does not intend to sell them and does not believe that it is more likely than not that the Company will be required to sell any of its securities available-for-sale prior to recovery. In addition, based on the analyses performed by the Company on each of its securities available-for-sale, the Company believes that it is able to recover the entire amortized cost amount of the securities available-for-sale included in the table above.

During the three and nine months ended September 30, 2013, the Company recognized losses totaling $5.0 million and $17.5 million, respectively, for securities available-for-sale that it determined to be other-than-temporarily impaired. During the three and nine months ended September 30, 2012, the Company recognized losses totaling $7.4 million and $8.2 million, respectively, for securities available-for-sale that it determined to be other-than-temporarily impaired. The Company intends to sell these securities and as a result, the entire amount of the loss is recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

For common and preferred stock, the Company considers many factors when evaluating whether impairment is other-than-temporary, including its intent and ability to hold the common and preferred stock for a period of time sufficient for recovery to cost. If the Company believes it will not recover the cost basis based on its intent or ability, an other-than-temporary loss will be recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

During both the three and nine months ended September 30, 2013, the Company recognized no losses for common and preferred stock that it determined to be other-than-temporarily impaired. As of September 30, 2013, the Company had no investments in common or preferred stock. During the three and nine months ended September 30, 2012, the Company recognized zero and $0.2 million of losses for common and preferred stock that it determined to be other-than-temporarily impaired.

As of September 30, 2013, the Company had a corporate debt security from one issuer in default with an estimated fair value of $23.6 million, which was on non-accrual status. As of December 31, 2012, the Company had no corporate debt securities in default.

Securities available-for-sale sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had deterioration in credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Gross realized gains	$—	$42,108	$2,829	$77,075
Gross realized losses	—	—	(6)	(12)
Net realized gains(1)	$—	$42,108	$2,823	$77,063

(1)         Excludes net realized gains from paydowns and restructurings totaling zero and $2.4 million, including a $1.6 million premium on bond redemption, for the three and nine months ended September 30, 2013, respectively. Excludes net realized losses and gains from paydowns and restructurings totaling $(0.3) million, including a $0.4 million loss on bond redemption, and $16.0 million, including a $0.4 million premium on bond redemption, for the three and nine months ended September 30, 2012, respectively. Also, excludes an impairment charge of $5.0 million and $17.5 million for investments which were determined to be other-than-temporarily impaired for the three and nine months ended September 30, 2013, respectively. Comparatively, excludes an impairment charge of $7.4 million and $8.4 million for investments which were determined to be other-than-temporarily impaired for the three and nine months ended September 30, 2012, respectively.

Concentration Risk

The Company’s corporate debt securities portfolio, which includes securities available-for-sale and other securities at estimated fair value, has certain credit risk concentrated in a limited number of issuers. As of September 30, 2013, approximately 50% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by NXP Semiconductor NV, Avaya, Inc. and Catalina Marketing Corp., which combined represented $82.9 million, or approximately 19% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2012, approximately 51% of the estimated fair value of the Company’s corporate debt securities portfolio, was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Sanmina Corporation, Avaya, Inc. and iPayment, Inc., which combined represented $87.0 million, or approximately 19% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities available-for-sale pledged as collateral as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	As of September 30, 2013	As of December 31, 2012
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$327,210	$354,088
Total	$327,210	$354,088

As of September 30, 2013 and December 31, 2012, no other securities, at estimated fair value or RMBS were pledged as collateral for the Company’s borrowings.

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

The following table summarizes the Company’s corporate loans as of September 30, 2013 (amounts in thousands):

	September 30, 2013
	Corporate Loans	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,006,179	$362,853	$189,367	$6,558,399
Net unamortized discount	(109,420)	(25,698)	(38,316)	(173,434)
Total amortized cost	5,896,759	337,155	151,051	6,384,965
Lower of cost or fair value adjustment	—	(24,843)	—	(24,843)
Allowance for loan losses	(212,594)	—	—	(212,594)
Unrealized gains	—	—	5,544	5,544
Net carrying value	$5,684,165	$312,312	$156,595	$6,153,072

(1)         Principal amounts of corporate loans and corporate loans held for sale are net of cumulative charge-offs and other adjustments totaling $21.1 million as of September 30, 2013.

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

Allowance for Loan Losses

As of September 30, 2013 and December 31, 2012, the Company had an allowance for loan losses of $212.6 million and $223.5 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$203,255	$235,807	$223,472	$191,407
Provision for loan losses	9,339	—	20,407	46,498
Charge-offs	—	(9,925)	(31,285)	(12,023)
Ending balance	$212,594	$225,882	$212,594	$225,882

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013	December 31, 2012(1)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$132,823	$94,863
Ending balance: collectively evaluated for impairment	79,771	128,609
Ending balance: loans acquired with deteriorated credit quality	—	—
	$212,594	$223,472
Corporate loans (recorded investment)(2):
Ending balance: individually evaluated for impairment	$554,541	$445,437
Ending balance: collectively evaluated for impairment	5,356,849	5,583,622
Ending balance: loans acquired with deteriorated credit quality	—	—
	$5,911,390	$6,029,059

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

As of September 30, 2013, the allocated component of the allowance for loan losses totaled $132.8 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $594.5 million and an aggregate recorded investment of $554.5 million. Of the allocated component totaling $132.8 million, $69.5 million related to Texas Competitive Electric Holdings Company LLC (“TXU”), which had an aggregate amortized cost of $311.6 million as of September 30, 2013. As of December 31, 2012, the allocated component of the allowance for loan losses totaled $94.9 million and related to investments in certain loans issued by six issuers with an aggregate par amount of $484.1 million and an aggregate recorded investment of $445.4 million.

The following table summarizes the Company’s recorded investment and unpaid principal balance in impaired loans, as well as the related allowance for credit losses as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013			December 31, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
With no related allowance recorded	$—	$—	$—	$6,490	$19,931	$—
With an allowance recorded	554,541	594,548	132,823	438,947	464,214	94,863
Total	$554,541	$594,548	$132,823	$445,437	$484,145	$94,863

(1)         Recorded investment is defined as amortized cost plus accrued interest.

The following table summarizes the Company’s average recorded investment in impaired loans and interest income recognized for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013		For the three months ended September 30, 2012		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded	$—	$—	$5,605	$103	$1,623	$—	$2,803	$103
With an allowance recorded	554,554	4,471	209,375	3,941	517,544	14,740	139,117	5,722
Total	$554,554	$4,471	$214,980	$4,044	$519,167	$14,740	$141,920	$5,825

(1)         Recorded investment is defined as amortized cost plus accrued interest.

As of September 30, 2013 and December 31, 2012, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans are on non-accrual status, the Company’s non-accrual loans also include (i) other loans held for investment, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value, which are not reflected in the table above. Any of these three classifications may include those loans modified in a TDR, which are typically designated as being non-accrual (see “Troubled Debt Restructurings” section below).

The following table summarizes the Company’s recorded investment in non-accrual loans as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013	December 31, 2012
Loans held for investment(1)	$554,541	$445,437
Loans held for sale	51,076	90,840
Loans at estimated fair value	13,191	—
Total non-accrual loans	$618,808	$536,277

(1)         Comprised of impaired loans held for investment as of both September 30, 2013 and December 31, 2012.

The amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $5.5 million, which included $4.5 million for non-accrual loans that were held for investment and $1.0 million for non-accrual loans held for sale, for the three months ended September 30, 2013, and $20.9 million, which included $14.7 million for non-accrual loans that were held for investment and $6.2 million for non-accrual loans held for sale, for the nine months ended September 30, 2013. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual was $8.4 million, which included $4.0 million for non-accrual loans that were held for investment and $4.4 million for non-accrual loans held for sale, for the three months ended September 30, 2012, and $15.1 million, which included $5.8 million for non-accrual loans that were held for investment and $9.3 million for non-accrual loans held for sale, for the nine months ended September 30, 2012.

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of September 30, 2013, the Company held a total recorded investment of $203.7 million of non-accrual and past due loans held for investment from two issuers, both of which were in default as of September 30, 2013. The associated past due interest payments related to the $203.7 million recorded investment was $2.5 million, of which $0.4 million was less than 30 days past due, $0.8 million was 30-59 days past due, $0.7 million was 60-89 days past due, and $0.6 million was 90 or more days past due. In addition, as of September 30, 2013, the Company held $15.5 million par amount and $11.4 million estimated fair value of non-accrual and past due loans carried at estimated fair value from one issuer, which was also in default as of September 30, 2013. The associated interest payments related to the $11.4 million loans at estimated fair value that were 90 or more days past due was less than $0.1 million. The Company did not have any corporate loans past due as of December 31, 2012.

The unallocated component of the allowance for loan losses totaled $79.8 million and $128.6 million as of September 30, 2013 and December 31, 2012, respectively. As described in Note 2 to these condensed consolidated financial statements, the Company estimates the unallocated component of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of September 30, 2013 and December 31, 2012 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment September 30, 2013 (1)	Recorded Investment December 31, 2012 (1)
High	Senior Secured Loan	$27,093	$525,562
	Second Lien Loan	286,974	287,892
	Subordinated	11,302	10,621
		$325,369	$824,075
Moderate	Senior Secured Loan	$986,481	$826,107
	Second Lien Loan	27,504	27,585
	Subordinated	37,070	38,374
		$1,051,055	$892,066
Low	Senior Secured Loan	$3,900,851	$3,716,831
	Second Lien Loan	41,619	68,917
	Subordinated	37,955	81,733
		$3,980,425	$3,867,481
	Total Unallocated	$5,356,849	$5,583,622
	Total Allocated	554,541	445,437
	Total Loans Held for Investment	$5,911,390	$6,029,059

(1)         Recorded investment is defined as amortized cost plus accrued interest.

During the three and nine months ended September 30, 2013, the Company recorded charge-offs totaling zero and $31.3 million comprised primarily of loans modified in TDRs, respectively. During the three and nine months ended September 30, 2012, the Company recorded charge-offs totaling $9.9 million and $12.0 million, respectively, comprised primarily of a loan that was restructured and loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As of September 30, 2013 and December 31, 2012, the Company had $312.3 million and $128.3 million of loans held for sale, respectively. During the three and nine months ended September 30, 2013, the Company transferred $239.2 million and $316.0 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and nine months ended September 30, 2012, the Company transferred $24.0 million and $87.0 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. Also, during both the three and nine months ended September 30, 2013, the Company did not transfer any loans held for sale back to loans held for investment. During the three and nine months ended September 30, 2012, the Company transferred $49.0 million and $114.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment at the lower of cost or estimated fair value. These transfers back to held for investment occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

The Company recorded a $2.8 million and $11.4 million net charge to earnings for the three and nine months ended September 30, 2013, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $312.3 million as of September 30, 2013. Comparatively, the Company recorded a $7.4 million and $1.3 million reduction to the lower of cost or estimated fair value adjustment during the three and nine months ended September 30, 2012, respectively, for certain loans held for sale, which had a carrying value of $137.9 million as of September 30, 2012.

Defaulted Loans

As of September 30, 2013, the Company held six corporate loans that were in default with a total amortized cost of $215.7 million from two issuers. Of the $215.7 million total amortized cost, $203.7 million were included in the loans that comprised the allocated component of the Company’s allowance for loan losses and $12.0 million were included in loans carried at estimated fair value. As of December 31, 2012, the Company held two corporate loans that were in default with a total amortized cost of $50.4 million from one issuer and were included in the loans that comprised the allocated component of the Company’s allowance for loan losses.

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $61.7 million related to four TDRs and $25.5 million related to one TDR at September 30, 2013 and December 31, 2012, respectively. Loans whose terms have been modified in a TDR are considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. As of September 30, 2013 and December 31, 2012, $61.7 million and $25.5 million of TDRs were included in non-accrual loans, respectively (see “Allowance for Loan Losses” section above). As of September 30, 2013 and December 31, 2012, the allowance for loan losses included specific reserves of $9.4 million and $0.5 million related to TDRs, respectively. As of September 30, 2013, there were no commitments to lend additional funds to the borrowers whose loans had been modified in a TDR.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in a TDR during the three and nine months ended September 30, 2013. There were zero and three new TDRs during the three and nine months ended September 30, 2013, respectively, and no loans were modified in a TDR during both the three and nine months ended September 30, 2012. The modifications in the first quarter of 2013 involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%.

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	—	$—	$—	2	$68,358	$39,430
Loans held for sale	—	—	—	—	—	—
Loans at estimated fair value	—	—	—	1	1,670	1,229
Total	—	$—	$—	3	$70,028	$40,659

(1)         Recorded investment is defined as amortized cost plus accrued interest.

(2)         Excludes equity securities received from the TDRs with an estimated fair value of $2.1 million.

Prior to TDRs in the first quarter of 2013, two of the new TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the two impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in zero and $26.8 million of charge-offs for the three and nine months ended September 30, 2013, respectively, which comprised 86% of the total $31.3 million of charge-offs recorded during the nine months ended September 30, 2013.

As of September 30, 2013, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

The Company modified $195.6 million and $2.0 billion amortized cost of corporate loans during the three and nine months ended September 30, 2013, respectively, that did not qualify as TDRs. The Company modified $346.7 million and $1.4 billion amortized cost of corporate loans during the three and nine months ended September 30, 2012, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2013, approximately 47% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.8 million or approximately 15% of the aggregated amortized cost basis of the Company’s corporate loans. As of December 31, 2012, approximately 46% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and Modular Space Corporation, which combined represented $1.0 billion, or approximately 16% of the aggregated amortized cost basis of the Company’s corporate loans.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans and corporate loans held for sale pledged as collateral as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	As of September 30, 2013	As of December 31, 2012
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$5,997,105	$5,804,026
Total	$5,997,105	$5,804,026

As of September 30, 2013 and December 31, 2012, no corporate loans carried at estimated fair value were pledged as collateral for the Company’s borrowings.

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

The following table summarizes the Company’s oil and gas properties as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	As of September 30, 2013	As of December 31, 2012
Proved oil and natural gas properties (successful efforts method)	$394,370	$315,446
Unproved oil and natural gas properties	35,445	2,596
Less: Accumulated depreciation, depletion and amortization	(57,781)	(28,113)
Oil and gas properties, net	$372,034	$289,929

The Company did not record any impairment for the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, the Company recorded $0.3 million and $3.3 million, respectively, of impairments.

Acquisitions

The Company accounts for certain of its oil and natural gas properties as business combinations under the acquisition method of accounting.

During 2013, the Company capitalized $3.1 million primarily as a result of covering costs related to certain oil and gas properties. Accordingly, this balance is included in oil and gas properties, net on the condensed consolidated balance sheets.

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

The initial accounting for the 2012 business combinations was not complete and adjustments were subsequently recorded as additional information was obtained about the facts and circumstances that existed as of the acquisition dates. During the nine months ended September 30, 2013, the Company recorded adjustments to the recognized fair values of the identifiable assets acquired and liabilities assumed in connection with the Company’s acquisitions as of their respective acquisition dates. The table below reflects updated 2012 information including an increase of $3.8 million to both proved property and accounts payable and accrued liabilities (amounts in thousands):

	2013	2012
Proved property	$—	$164,557
Unproved property	—	2,658
Other assets	—	16,789
Risk management liabilities	—	(1,037)
Accounts payable and accrued liabilities	—	(9,030)
Asset retirement obligation	—	(5,491)
Total	$—	$168,446

Development and Other Purchases

During 2013, the Company capitalized an additional $104.2 million as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties. Accordingly, this balance is included in oil and gas properties, net on the condensed consolidated balance sheets.

In addition to the acquisitions above, during 2012, the Company participated and earned working interests in oil and natural gas properties located in Texas by funding approximately $1.4 million including costs. This amount is included in oil and gas properties, net on the condensed consolidated balance sheets.

NOTE 7. BORROWINGS

Certain information with respect to the Company’s borrowings as of September 30, 2013 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(1)
CLO 2005-1 senior secured notes	$203,361	0.75%	1,304	$320,391
CLO 2005-2 senior secured notes	346,465	0.65	1,518	501,943
CLO 2006-1 senior secured notes	405,610	0.70	1,790	665,778
CLO 2007-1 senior secured notes	2,075,040	0.82	2,784	2,428,708
CLO 2007-1 mezzanine notes	292,466	3.37	2,784	342,313
CLO 2007-1 subordinated notes(2)	5,828	19.29	2,784	6,821
CLO 2007-A senior secured notes	448,841	1.57	1,476	557,795
CLO 2007-A mezzanine notes	21,632	7.02	1,476	26,882
CLO 2007-A subordinated notes(2)	4,599	47.00	1,476	5,715
CLO 2011-1 senior debt	266,266	1.62	1,780	319,601
CLO 2012-1 senior secured notes	362,618	2.35	4,094	370,187
CLO 2012-1 subordinated notes(2)	21,500	8.50	4,094	21,949
CLO 2013-1 senior secured notes	449,212	2.04	4,306	368,449
Total collateralized loan obligation secured debt	4,903,438			5,936,532
CLO 2007-1 mezzanine notes to affiliates	32,160	9.76	2,784	37,641
CLO 2007-1 subordinated notes to affiliates(2)	130,270	19.29	2,784	152,473
CLO 2007-A mezzanine notes to affiliates	20,994	7.77	1,476	26,090
CLO 2007-A subordinated notes to affiliates(2)	10,497	47.00	1,476	13,045
Total collateralized loan obligation junior secured notes to affiliates	193,921			229,249
Senior secured credit facility	—	2.50	791	—
2015 Asset-based borrowing facility	48,489	2.18	766	219,424
2018 Asset-based borrowing facility(3)	—	—	1,611	—
Total credit facilities	48,489			219,424
8.375% Senior notes	250,784	8.38	10,273	—
7.500% Senior notes	111,467	7.50	10,398	—
Junior subordinated notes	283,517	5.41	8,439	—
Total borrowings	$5,791,616			$6,385,205

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

(2)                                 Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on year-to-date annualized estimated distributions, if any.

(3)                                 Borrowing rates range from 1.75% to 3.25% plus London interbank offered rate (‘‘LIBOR’’) per annum based on the amount outstanding.

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

(2)                                 Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on year-to-date annualized estimated distributions, if any.

(3)                                 In addition to the fair value of collateral, CLO 2012-1 held $357.7 million of principal cash as of December 31, 2012 as it was closed on December 21, 2012.

CLO Debt

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1 and CLO 2005-2 are no longer in their reinvestment periods. CLO 2006-1 ended its reinvestment period during the third quarter of 2012. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three and nine months ended September 30, 2013, an aggregate $190.8 million and $697.1 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. During the three and nine months ended September 30, 2012, $114.9 million and $636.7 million, respectively, of original CLO 2007-A, CLO 2005-1 and CLO 2005-2 senior notes were repaid. CLO 2007-1, CLO 2012-1 and CLO 2013-1 will end their reinvestment periods during May 2014, December 2016 and July 2017, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the three and nine months ended September 30, 2013, $31.7 million and $77.2 million, respectively, of original CLO 2011-1 senior notes were repaid. During the three and nine months ended September 30, 2012, $10.9 million and $66.1 million, respectively, of original CLO 2011-1 senior notes were repaid.

On September 27, 2013, the Company amended the CLO 2011-1 senior loan agreement (the “CLO 2011-1 Agreement”) to upsize the transaction by $300.0 million, of which CLO 2011-1 is now able to borrow up to an incremental $225.0 million. Under the amended CLO 2011-1 Agreement, CLO 2011-1 matures on August 15, 2020 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month LIBOR plus 1.35%.

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

During the three and nine months ended September 30, 2012, the Company issued $59.5 million par amount and $119.0 million par amount, respectively, of CLO 2007-1 class D notes for proceeds of $49.4 million and $94.5 million, respectively. In addition, during the nine months ended September 30, 2012, the Company issued $11.3 million par amount of CLO 2007-A class C notes for proceeds of $10.6 million.

Credit Facilities

Senior Secured Credit Facility

On November 30, 2012, the Company entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the “2015 Facility”). The Company may obtain additional commitments under the 2015 Facility so long as the aggregate amount of commitments at any time does not exceed $350.0 million. The Company has the right to prepay loans under the 2015 Facility in whole or in part at any time. In connection with entering into the 2015 Facility, the Company terminated the commitments under its existing asset-based revolving credit facility. Loans under the 2015 Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. The 2015 Facility contains customary covenants, including ones that require the Company to satisfy a net worth financial test and maintain certain ratios relating to leverage and consolidated total assets. In addition, the 2015 Facility contains customary negative covenants applicable to the Company. As of September 30, 2013 and December 31, 2012, the Company had no borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facilities

On May 15, 2013, the Company’s five-year nonrecourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, was adjusted and reduced to $100.9 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company. As of September 30, 2013 and December 31, 2012, the Company had $48.5 million and $107.8 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility.

On February 27, 2013, the Company entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On August 1, 2013, the 2018 Natural Resources Facility was adjusted and increased to $20.0 million. The Company has the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to the Company. As of September 30, 2013, the Company had no borrowings outstanding under the 2018 Natural Resources Facility.

As of September 30, 2013 and December 31, 2012, the Company believes it was in compliance with the covenant requirements for its credit facilities.

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

In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company had separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and was included in paid-in-capital on the Company’s consolidated balance sheet as of December 31, 2012. The remaining liability component of $166.0 million, included within convertible senior notes on the Company’s consolidated balance sheets as of December 31, 2012, was comprised of the principal $172.5 million less the unamortized debt discount of $6.5 million as of December 31, 2012. The total debt discount amortization recognized for the three and nine months ended September 30, 2012 was $0.4 million and $1.0 million, respectively, at the effective interest rate of 8.6%. For the three and nine months ended September 30, 2013, the total interest expense recognized on the 7.5% Notes was less than $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2012, the total interest expense recognized on the 7.5% Notes was $3.2 million and $9.7 million, respectively.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	As of September 30, 2013		As of December 31, 2012
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$485,833	$(52,332)	$503,833	$(90,618)
Free-Standing Derivatives:
Commodity swaps	—	4,330	—	7,056
Credit default swaps—protection sold	—	—	—	19
Credit default swaps—protection purchased	(109,953)	(1,665)	(47,321)	(1,140)
Foreign exchange forward contracts	(293,457)	(23,174)	(338,313)	(20,975)
Foreign exchange options	130,207	7,931	130,207	8,277
Common stock warrants	—	4,541	—	3,318
Total rate of return swaps	—	729	—	—
Options	—	8,880	—	—
Total		$(50,760)		$(94,063)

Cash Flow Hedges

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Company designates these interest rate swaps as cash flow hedges. As of September 30, 2013 and December 31, 2012, the Company had interest rate swaps with notional amounts totaling $485.8 million and $503.8 million, respectively. Changes in the estimated fair value of the interest rate swaps are recorded through accumulated other comprehensive loss, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period.

The following table presents the net gains recognized in accumulated other comprehensive loss related to derivatives in cash flow hedging relationships for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Net gains recognized in accumulated other comprehensive loss on cash flow hedges	$6,813	$2,767	$38,211	$1,580

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three and nine months ended September 30, 2013 and 2012, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

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

Gains and losses on free-standing derivatives are reported in net realized and unrealized loss on derivatives and foreign exchange in the condensed consolidated statements of operations. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

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

The following table summarizes open positions as of September 30, 2013, and represents, as of such date, derivatives in place through December 31, 2016, on expected annual production volumes:

	2013	2014	2015	2016
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	1,691	5,821	4,277	1,805
Average price ($/MMBtu)	$3.60	$3.86	$4.07	$4.17
Natural gas liquid positions:
Fixed price swaps:
Hedged volume (MBbls)	48	145	—	—
Average price ($/Bbl)	$32.05	$27.89	$—	$—
Oil positions:
Fixed price swaps:
Hedged volume (MBbls)	114	626	253	—
Average price ($/Bbl)	$101.58	$95.05	$89.18	$—

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

As of September 30, 2013 and December 31, 2012, the Company had purchased protection with a notional amount of $110.0 million and $47.3 million, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of September 30, 2013 and December 31, 2012, the net contractual notional balance of our foreign exchange options and forward contracts totaled $163.3 million and $208.1 million, respectively, all of which related to certain of our foreign currency denominated corporate debt holdings.

Free-Standing Derivatives Income (Loss)

The amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Realized gains (losses)(1)	Unrealized gains (losses)	Total	Realized gains (losses)(1)	Unrealized gains (losses)	Total
Commodity swaps	$(78)	$(3,645)	$(3,723)	$931	$(6,738)	$(5,807)
Credit default swaps	(365)	(967)	(1,332)	(1,167)	(4,385)	(5,552)
Foreign exchange forward contracts and options(2)	502	1,444	1,946	(1,361)	3,884	2,523
Common stock warrants	—	(1,219)	(1,219)	—	734	734
Total rate of return swaps	447	729	1,176	—	—	—
Options	—	90	90	—	—	—
Net realized and unrealized gains (losses)	$506	$(3,568)	$(3,062)	$(1,597)	$(6,505)	$(8,102)

(1)   Includes related income and expense on the derivatives.

(2)   Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Realized gains (losses)(1)	Unrealized gains (losses)	Total	Realized gains (losses)(1)	Unrealized gains (losses)	Total
Commodity swaps	$1,008	$(2,725)	$(1,717)	$3,590	$(2,917)	$673
Credit default swaps	(3,526)	552	(2,974)	(5,764)	2,497	(3,267)
Foreign exchange forward contracts and options(2)	2,770	(4,929)	(2,159)	(396)	(971)	(1,367)
Common stock warrants	—	540	540	—	1,237	1,237
Total rate of return swaps	447	729	1,176	141	—	141
Options	(91)	213	122	—	—	—
Net realized and unrealized gains (losses)	$608	$(5,620)	$(5,012)	$(2,429)	$(154)	$(2,583)

(1)         Includes related income and expense on the derivatives.

(2)         Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of changes in accumulated other comprehensive loss were as follows (amounts in thousands):

	Three months ended September 30, 2013(1)			Nine months ended September 30, 2013(1)
	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total
Beginning balance	$16,657	$(56,300)	$(39,643)	$17,472	$(87,698)	$(70,226)
Other comprehensive (loss) income before reclassifications	(1,871)	6,813	4,942	(11,580)	38,211	26,631
Amounts reclassified from accumulated other comprehensive loss(2)	5,008	—	5,008	13,902	—	13,902
Net current-period other comprehensive income	3,137	6,813	9,950	2,322	38,211	40,533
Ending balance	$19,794	$(49,487)	$(29,693)	$19,794	$(49,487)	$(29,693)

(1)         The Company’s gross and net of tax amounts are the same.

(2)         Includes an impairment charge of $5.0 million and $17.5 million for investments which were determined to be other-than-temporary for the three and nine months ended September 30, 2013, respectively. These reclassified amounts are included in net realized and unrealized gain on investments on the condensed consolidated statements of operations.

NOTE 10. COMMITMENTS & CONTINGENCIES

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company, subject to certain conditions, to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of September 30, 2013 and December 31, 2012, the Company had committed to purchase corporate loans with aggregate par amounts totaling $209.7 million and $254.2 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of September 30, 2013 and December 31, 2012, the Company had unfunded financing commitments for corporate loans totaling $5.0 million and $9.8 million, respectively. The Company did not have any significant losses as of September 30, 2013, nor does it expect any significant losses related to those assets for which it committed to purchase and fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to range from approximately $290 million to $300 million as of September 30, 2013 and $203.0 million as of December 31, 2012.

Guarantees

As of September 30, 2013, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $231.7 million. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. The Company does not expect any related losses. As of both September 30, 2013 and December 31, 2012, the Company also had financial guarantees related to its natural resources investments totaling $17.9 million for which the Company does not expect any significant losses.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of September 30, 2013, the 2007 Share Incentive Plan authorizes a total of 8,839,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On February 14, 2013, the Compensation Committee of the board of directors granted the Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2013	438,937	92,253	531,190
Issued	292,009	39,288	331,297
Vested	(146,312)	(46,347)	(192,659)
Forfeited	—	—	—
Unvested shares as of September 30, 2013	584,634	85,194	669,828

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $10.33 per share and $10.05 per share at September 30, 2013 and 2012, respectively. There were $3.9 million and $3.5 million of total unrecognized compensation costs related to unvested restricted common shares granted as of September 30, 2013 and 2012, respectively. These costs are expected to be recognized through 2016.

The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2013	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2013	1,932,279	$20.00

As of September 30, 2013 and 2012, 1,932,279 common share options were exercisable. As of September 30, 2013, the common share options were fully vested and expire in August 2014.

For the three and nine months ended September 30, 2013 and 2012, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Restricted common shares granted to Manager	$690	$778	$2,073	$1,577
Restricted common shares granted to certain directors	256	234	769	681
Total share-based compensation expense	$946	$1,012	$2,842	$2,258

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statement of operations, which are described in further detail below, for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Base management fees, net	$4,314	$6,911	$23,500	$21,075
CLO management fees	5,916	1,145	8,429	3,372
Incentive fees	—	17,768	22,742	31,495
Manager share-based compensation	690	778	2,073	1,577
Total related party management compensation	$10,920	$26,602	$56,744	$57,519

Base Management Fees

The Company pays its Manager a base management fee monthly in arrears. During the three and nine months ended September 30, 2013, certain related party fees received by affiliates of the Manager were credited to the Company via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of the Manager for certain of the Company’s CLOs were credited to the Company via an offset to the base management fee. For some of these CLOs, the Company holds less than 100% of the subordinated notes, with the remainder held by third parties. As a result, the amount of Fee Credits for each applicable CLO was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes.

In addition, during the third quarter of 2013, the Company invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, the Manager agreed to reduce the Company’s base management fee payable to the Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership.

The table below summarizes the aggregate base management fees for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Base management fees, gross	$9,799	$6,911	$29,216	$21,075
CLO management fees credit (1)	(3,684)	—	(3,915)	—
Other related party fees credit	(1,801)	—	(1,801)	—
Total base management fees, net	$4,314	$6,911	$23,500	$21,075

(1)         See “CLO Management Fees” for further discussion.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended September 30, 2013 and 2012 and $6.6 million during each of the nine months ended September 30, 2013 and 2012.

CLO Management Fees

An affiliate of the Manager entered into separate management agreements with the respective investment vehicles for all of the Company’s Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

Fees Waived

During the three and nine months ended September 30, 2013, the collateral manager waived CLO management fees totaling $3.0 million and $18.0 million, respectively, for all CLOs, except CLO 2005-1, CLO 2007-1 and CLO 2012-1. During the three and nine months ended September 30, 2012, the collateral manager waived aggregate CLO management fees of $8.0 million and $24.4 million, respectively, for all CLOs, except for CLO 2005-1.

Fees Charged and Fee Credits

The Company recorded management fees expense for CLO 2005-1, CLO 2007-1 and CLO 2012-1 for the three and nine months ended September 30, 2013. The Company recorded management fees expense for CLO 2005-1 for the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2013, the Manager agreed to credit the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLO 2007-1 and CLO 2012-1 via an offset to the monthly base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these two CLOs (with the remaining subordinated notes held by third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Effective October 2013, a portion of CLO management fees received by the Manager from CLO 2007-A will also reduce the base management fees payable by the Company in the same manner described above.

The table below summarizes the aggregate CLO management fees, including the Fee Credits, for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Charged and retained CLO management fees (1)	$2,232	$1,145	$4,514	$3,372
CLO management fees credit	3,684	—	3,915	—
Total CLO management fees	$5,916	$1,145	$8,429	$3,372

(1)         Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

Subordinated note holders in CLOs have the first risk of loss and conversely, the residual value upside of the transactions. When CLO management fees are paid by a CLO, the residual economic interests in the CLO transaction are reduced by an amount commensurate with the CLO management fees paid. The Company records any residual proceeds due to subordinated note holders as interest expense on the condensed consolidated statements of operations. Accordingly, the increase in CLO management fees is directly offset by a decrease in interest expense.

Incentive Fees

During the three and nine months ended September 30, 2013, the Manager earned zero and $22.7 million, respectively, of incentive fees. As of September 30, 2013, the Company had no incentive fee payable to the Manager. During the three and nine months ended September 30, 2012, the Manager earned $17.8 million and $31.5 million, respectively, of incentive fees.

Manager Share-Based Compensation

The Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.7 million and $2.1 million, for the three and nine months ended September 30, 2013, respectively. The Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.8 million and $1.6 million, for the three and nine months ended September 30, 2012, respectively. Refer to Note 11 to these condensed consolidated financial statements for further discussion on share-based compensation.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. During the three and nine months ended September 30, 2013, the Company incurred reimbursable general and administrative expenses to its Manager of $2.3 million and $5.9 million, respectively, as compared to $1.9 million and $5.8 million during the three and nine months ended September 30 2012, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of September 30, 2013, the aggregate par amount of these affiliated investments totaled $2.0 billion, or approximately 26% of the total investment portfolio, and consisted of 28 issuers. The total $2.0 billion in affiliated investments was comprised of $1.9 billion of corporate loans, $52.8 million of corporate debt securities and $84.3 million of equity investments, at estimated fair value. As of December 31, 2012, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 29% of the total investment portfolio, and consisted of 32 issuers. The total $2.1 billion in affiliated investments was comprised of $2.0 billion of corporate loans, $39.3 million of corporate debt securities and $73.8 million of equity investments, at estimated fair value.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of September 30, 2013 and December 31, 2012, the aggregate cost amount of these interests in joint ventures and partnerships, which are included in other assets on the condensed consolidated balance sheets, totaled $319.0 million and $137.6 million, respectively.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of September 30, 2013 (amounts in thousands):

	As of September 30, 2013		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$731,674	$731,674	$731,674	$—	$—
Corporate loans, net of allowance for loan losses of $212,594 as of September 30, 2013(1)	5,684,165	5,738,480	—	5,319,139	419,341
Corporate loans held for sale(1)	312,312	313,605	—	300,178	13,427
Private equity investments, at cost(2)	405	2,621	—	—	2,621
Other assets	11,083	11,378	—	11,378	—
Liabilities:
Collateralized loan obligation secured debt	$4,903,438	$4,832,415	$—	$—	$4,832,415
Collateralized loan obligation junior secured notes to affiliates	193,921	171,175	—	—	171,175
Credit facilities	48,489	48,489	—	—	48,489
Senior notes	362,251	394,508	394,508	—	—
Junior subordinated notes	283,517	138,073	—	—	138,073

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

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of December 31, 2012 (amounts in thousands):

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013
Assets:
Securities:
Securities available-for-sale	$—	$329,425	$38,951	$368,376
Other securities, at estimated fair value	—	35,711	36,202	71,913
Residential mortgage-backed securities	—	—	79,386	79,386
Total securities	—	365,136	154,539	519,675
Corporate loans, at estimated fair value	—	72,114	84,481	156,595
Equity investments, at estimated fair value	46,753	33,746	110,654	191,153
Derivatives:
Foreign exchange options	—	—	8,420	8,420
Commodity swaps	—	7,464	—	7,464
Common stock warrants	2,455	—	2,086	4,541
Interest rate swaps	—	2,294	—	2,294
Foreign exchange forward contracts	—	3,016	—	3,016
Credit default swaps—protection purchased	—	4	—	4
Total rate of return swaps	—	729	—	729
Options	—	—	8,880	8,880
Total derivatives	2,455	13,507	19,386	35,348
Other assets:
Interests in joint ventures and partnerships	—	—	332,921	332,921
Other assets	—	534	—	534
Total other assets	—	534	332,921	333,455
Total	$49,208	$485,037	$701,981	$1,236,226
Liabilities:
Securities sold, not yet purchased	2,662	—	—	2,662
Derivatives:
Interest rate swaps	—	54,626	—	54,626
Foreign exchange forward contracts	—	26,190	—	26,190
Credit default swaps—protection purchased	—	1,669	—	1,669
Commodity swaps	—	3,134	—	3,134
Foreign exchange options	—	—	489	489
Total derivatives	—	85,619	489	86,108
Total	$2,662	$85,619	$489	$88,770

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of September 30, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2013
Corporate loans held for sale(1)	$—	$167,950	$5,120	$173,070
Total	$—	$167,950	$5,120	$173,070

(1)                                  As of September 30, 2013, total loans held for sale had a carrying value of $312.3 million of which $173.1 million was carried at estimated fair value and the remaining $139.2 million carried at amortized cost.

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

Level 3 Fair Value Rollforward

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended September 30, 2013 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Options	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships
Beginning balance as of July 1, 2013	$37,380	$27,872	$82,973	$45,936	$100,294	$—	$3,561	$5,751	$235,024
Total gains or losses (for the period):
Included in earnings(1)	297	1,384	1,747	497	5,558	90	(1,475)	2,180	3,739
Included in other comprehensive income	338	—	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	—	—
Purchases	—	8,100	—	37,959	5,000	8,790	—	—	132,198
Sales	—	—	—	—	(198)	—	—	—	—
Settlements	936	(1,154)	(5,334)	89	—	—	—	—	(38,040)
Ending balance as of September 30, 2013	$38,951	$36,202	$79,386	$84,841	$110,654	$8,880	$2,086	$7,931	$332,921
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$297	$1,384	$5,868	$497	$5,857	$90	$(1,475)	$2,180	$3,739

(1)                                  Amounts are included in net realized and unrealized gain on investments or net realized and unrealized loss on derivatives and foreign exchange in the condensed consolidated statements of operations.

(2)                                  There were no transfers between Level 1 or 2. The Company’s policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the nine months ended September 30, 2013 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Options	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships
Beginning balance as of January 1, 2013	$42,221	$2,909	$83,842	$16,141	$97,746	$—	$1,574	$8,277	$142,477
Total gains or losses (for the period):
Included in earnings(1)	279	2,656	7,301	(555)	8,648	90	512	(346)	7,646
Included in other comprehensive income	559	—	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	—	—
Purchases	—	31,791	—	69,727	5,003	8,790	—	—	229,862
Sales	—	—	—	—	(198)	—	—	—	—
Settlements	(4,108)	(1,154)	(11,757)	(832)	(545)	—	—	—	(47,064)
Ending balance as of September 30, 2013	$38,951	$36,202	$79,386	$84,481	$110,654	$8,880	$2,086	$7,931	$332,291
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$279	$2,656	$21,565	$(851)	$8,947	$90	$513	$(346)	$7,646

(1)                                  Amounts are included in net realized and unrealized gain on investments or net realized and unrealized loss on derivatives and foreign exchange in the condensed consolidated statements of operations.

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

(1)                                  Amounts are included in net realized and unrealized gain on investments or net realized and unrealized loss on derivatives and foreign exchange in the condensed consolidated statements of operations.

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

(1)                                  Amounts are included in net realized and unrealized gain on investments or net realized and unrealized loss on derivatives and foreign in the condensed consolidated statements of operations.

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

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of September 30, 2013 (dollar amounts in thousands):

	Balance as of September 30, 2013	Valuation Techniques(1)	Unobservable Inputs(2)	Range (Weighted Average)(3)	Impact to Valuation from an Increase in Input(4)

Assets:

Securities available-for-sale: Corporate debt securities	$38,951	Yield Analysis	Yield	12% - 14% (13%)	Decrease
			Net leverage	6x - 7x (6x)	Decrease
			EBITDA multiple	8x - 9x (9x)	Increase
		Broker quotes	Offered quotes	70 - 105 (101)	Increase

Other securities, at estimated fair value	$36,202	Yield Analysis	Yield	9% - 12% (11%)	Decrease
			EBITDA multiple	7x (7x)	Increase
			Illiquidity discount	5% (5%)	Decrease

Residential mortgage-backed securities	$79,386	Discounted cash flows	Probability of default Loss severity	0% - 41% (10%) 12% - 78% (26%)	Decrease Decrease
			Constant prepayment rate	3% - 33% (16%)		(5)

Corporate loans, at estimated fair value	$84,481	Yield Analysis	Yield Discount margin	11% - 16% (16%) 900bps-1500bps	Decrease Decrease
				(1450bps)
			Illiquidity discount	10% (10%)	Decrease
			Net leverage	5x - 15x (7x)	Decrease
			EBITDA multiple	8x - 9x (9x)	Increase
		Broker quotes	Offered quotes	11 - 38 (38)	Increase

Equity investments, at estimated fair value (6)	$110,654	Market comparables	LTM EBITDA multiple	6x - 15x (12x)	Increase
			Forward EBITDA multiple	9x - 13x (11x)	Increase
			Illiquidity discount	5% - 15% (9%)	Decrease
		Discounted cash flows	Weighted average cost of capital	8% - 14% (11%)	Decrease
			LTM EBITDA exit multiple	7x - 11x (9x)	Increase

Common stock warrants	$2,086	Market comparables	LTM EBITDA multiple	7x - 8x (8x)	Increase

Foreign exchange options	$8,420	Option pricing model	Forward and spot rates	0 - 1 (1)		(7)

Interests in joint ventures and partnerships	$332,921	Discounted cash flows	Illiquidity discount	10% - 15% (12%)	Decrease
			Weighted average cost of capital	10% - 27% (13%)	Decrease

Options	$8,880	—	—	—		(8)

Liabilities:

Foreign exchange options	$489	Option pricing model	Forward and spot rates	0.02 (0.02)		(7)

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

(8)                                  Options were purchased on September 25, 2013 and as such, the cost approximated fair value.

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

NOTE 14. SEGMENT REPORTING

Operating segments are defined as components of a company in which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through multiple reportable segments. Effective September 30, 2012, based on the growing significance of natural resources, the Company changed the basis of presentation from reporting solely the credit (“Credit”) and other segments (“Other”) to reporting Credit, natural resources (“Natural Resources”) and Other. Prior period balances have been reclassified for comparative purposes.

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

The following table shows data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

For the three months ended	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
September 30	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$96,243	$121,808	$32,446	$21,487	$13	$39	$—	$—	$128,702	$143,334
Total investment costs and expenses	55,253	51,681	22,386	19,120	238	99	—	—	77,877	70,900
Total other income (loss)	6,969	78,258	(3,437)	(5,215)	2,694	—	—	—	6,226	73,043
Total other expenses	14,155	11,302	1,269	2,025	116	49	1,607	19,820	17,147	33,196
Income tax expense	9	316	—	—	9	1	—	—	18	317
Net income (loss)	$33,795	$136,767	$5,354	$(4,873)	$2,344	$(110)	$(1,607)	$(19,820)	$39,886	$111,964

For the nine months ended	Credit		Natural Resources		Other		Reconciling Items(2)		Total Consolidated
September 30	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$320,769	$377,517	$84,118	$44,262	$1,509	$39	$—	$—	$406,396	$421,818
Total investment costs and expenses	162,097	204,443	61,355	41,179	667	185	—	—	224,119	245,807
Total other income (loss)	132,853	170,505	(918)	(1,636)	6,015	—	(20,269)	(445)	117,681	168,424
Total other expenses	43,151	35,852	3,698	4,638	484	92	27,837	36,184	75,170	76,766
Income tax expense (benefit)	420	(3,549)	—	—	14	1	—	—	434	(3,548)
Net income (loss)	$247,954	$311,276	$18,147	$(3,191)	$6,359	$(239)	$(48,106)	$(36,629)	$224,354	$271,217

(1)          Consists of certain expenses not allocated to individual segments including incentive fees of zero and $17.8 million for the three months ended September 30, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

(2)          Consists of certain expenses not allocated to individual segments including incentive fees of $22.7 million and $31.5 million for the nine months ended September 30, 2013 and 2012, respectively and losses on restructuring and extinguishment of debt of $20.3 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

The following table shows total assets of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
As of	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Total assets	$7,823,309	$7,904,116	$483,546	$399,225	$163,940	$53,742	$1,196	$1,796	$8,471,991	$8,358,879

NOTE 15. SUBSEQUENT EVENTS

On October 23, 2013, the Company’s board of directors declared a cash distribution for the quarter ended September 30, 2013 on the Company’s common shares of $0.22 per common share. The distribution is payable on November 20, 2013 to common shareholders of record as of the close of business on November 6, 2013.

On September 24, 2013, the Company’s board of directors declared a cash distribution of $0.460938 per share on its Series A LLC Preferred Shares. The distribution was paid on October 15, 2013 to preferred shareholders as of the close of business on October 8, 2013.

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

EXECUTIVE OVERVIEW

We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of our manager with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity with a focus on specialty lending. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.

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

Business Environment

The third quarter of 2013 saw continued price appreciation in the credit market, but at a restrained pace compared to the same period in the prior year. Earlier in the year, the United States Federal Reserve Chairman had hinted that the central bank would begin tapering its monthly purchase of approximately $85 billion of bonds. However, on September 18, 2013, the Federal Reserve announced its plans to continue its bond-buying strategy at the same pace. The Federal Reserve ultimately made its decision based on its evaluation of the state of the economy, with both growth and inflation running below expectations. As a result of the extended bond buying program, the money supply from the central banks is expected to remain uninterrupted in a continued effort to keep interest rates low. However, the market optimism this helped generate was dampened by the political stalemate in Washington around budget spending, which led to a government shutdown from October 1, 2013 through October 16, 2013, and increased market concern the last few days of the third quarter.

The S&P/LSTA Loan Index posted 1.2% for the third quarter of 2013 (as compared to 3.4% for the third quarter of 2012) and 3.5% for the nine months ended September 30, 2013 (as compared to 8.1% for the nine months ended September 30, 2012), while the Merrill Lynch High Yield Master II index posted 2.3% for the third quarter of 2013 (as compared to 4.6% for the third quarter of 2012) and 3.8% for the nine months ended September 30, 2013 (as compared to 12.0% for the nine months ended September 30, 2012). During the third quarter of 2013, interest rates fell from the same period in 2012. The average three-month London interbank offered rate (“LIBOR”) rate decreased to 0.26% for the three months ended September 30, 2013 from 0.43% for the three months ended September 30, 2012. In order to help compensate for the low interest rates, consistent with the past few quarters, we saw the majority of leveraged loans offering an income premium, or LIBOR floor. As of September 30, 2013, 58.7% of our floating corporate debt portfolio had a weighted average LIBOR floor of 1.2% compared to 51.6% with a weighted average floor of 1.4% as of December 31, 2012 and 46.2% with a weighted average floor of 1.4% as of September 30, 2012.

In addition to our financial assets consisting primarily of bank loans and high yield bonds, which are impacted by factors such as LIBOR, we hold oil and natural gas assets, which are impacted by the relevant commodity prices. Commodity price volatility impacts our net income through total revenues and net realized and unrealized gains and losses on our commodity swaps. In addition, revenue earned on our oil and natural gas properties are dependent on volumes produced. The Henry Hub spot natural gas price increased to $3.50 per million British thermal units (“MMBtu”) as of September 30, 2013, from $3.02 per MMBtu as of September 28, 2012. Separately, the WTI Cushing crude oil spot price increased to $102.36 per barrel (“Bbl”) as of September 30, 2013, from $92.18 per Bbl as of September 28, 2012.

Summary of Results

Our net income available to common shareholders for the three months ended September 30, 2013 totaled $33.0 million (or $0.16 per diluted common share), as compared to net income of $112.0 million (or $0.61 per diluted common share), for the three months ended September 30, 2012. Our net income available to common shareholders for the nine months ended September 30, 2013 totaled $203.8 million (or $1.01 per diluted common share), as compared to net income of $271.2 million (or $1.48 per diluted common share), for the nine months ended September 30, 2012. Additional discussion around our results, as well as the components of net income for our reportable segments for the three and nine months ended September 30, 2013 and 2012 are detailed further below under “Results of Operations.”

Book value per common share increased $0.11 to $10.42 as of September 30, 2013 from $10.31 as of December 31, 2012, and increased $0.01 from $10.41 as of June 30, 2013. The increase in book value per common share from June 30, 2013 to September 30, 2013 was attributable to the earnings for the third quarter of 2013 of $0.16 per common share and a decrease in accumulated other comprehensive loss of $0.05 per common share, partially offset by the distribution to shareholders during the third quarter of 2013 of $0.21 per common share.

Cash Distributions to Shareholders

On October 23, 2013, our board of directors declared a cash distribution for the quarter ended September 30, 2013 on our common shares of $0.22 per common share. The distribution is payable on November 20, 2013 to common shareholders of record as of the close of business on November 6, 2013.

On September 24, 2013, our board of directors declared a cash distribution of $0.460938 per share on our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”). The distribution was paid on October 15, 2013 to preferred shareholders as of the close of business on October 8, 2013.

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

Funding Activities

CLOs

On September 27, 2013, we amended the CLO 2011-1 senior loan agreement (the “CLO 2011-1 Agreement”) to upsize the transaction by $300.0 million, of which CLO 2011-1 is now able to borrow up to an incremental $225.0 million. Under the amended CLO 2011-1 Agreement, CLO 2011-1 matures on August 15, 2020 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month LIBOR plus 1.35%.

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

Investment Portfolio

Overview

Our core business strategy is to leverage the proprietary resources of our Manager with the objective of generating both current income and capital appreciation by deploying capital to different strategies, which as of September 30, 2013, consisted of the following:

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

•                  Private equity: Our private equity strategy consists of deploying capital to private equity opportunities primarily on a side-by-side basis with KKR’s private equity funds. Our private equity strategy also consists of specialty lending opportunities where we may own minority or majority interests in specialty lending focused businesses.

Refer to “Results of Operations—Investment Portfolio” below for a reconciliation of these six core strategies, which differ from our reportable segments, to the line items on our condensed consolidated balance sheets.

We currently expect future capital deployment to be focused on our credit-oriented strategies, consisting of the following: bank loans and high yield primarily through CLO subsidiaries; opportunistic credit, which consists primarily of special situations and mezzanine opportunities; and equity interests in specialty lending businesses.  We currently expect that capital deployment outside of these strategies, for example in natural resources and real estate, will generally be limited to funding our existing positions rather than incremental opportunities.

The majority of our existing investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some cases all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of September 30, 2013, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $6.5 billion par amount or $6.2 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consist of the following as of September 30, 2013:

•                  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.1 billion and estimated fair value of $5.8 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 4.6%, of which 99.0% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 3.7%. The remaining 1.0% are fixed rate with a weighted average coupon of 7.3%.

•                  Corporate debt securities: Corporate debt securities consist of high yield bonds held through our CLOs with an aggregate par amount of $343.8 million and estimated fair value of $327.2 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 8.2%, of which 96.4% of the corporate debt securities are fixed rate with a weighted average coupon of 8.4%. The remaining 3.6% are floating rate with a weighted average coupon spread to LIBOR of 2.2%.

Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of September 30, 2013, the contractual notional balance of our amortizing interest rate swaps was $360.8 million.

As of September 30, 2013, these Cash Flow CLOs had aggregate secured debt outstanding totaling $4.9 billion held by unaffiliated third parties and aggregate junior secured notes outstanding totaling $193.9 million held by an affiliate of our Manager. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. We hold the majority or all of the subordinated notes in each of the Cash Flow CLOs and we consolidate all of the Cash Flow CLOs. All income and losses related to the assets in these Cash Flow CLOs are reflected on our condensed consolidated statement of operations.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1 and CLO 2005-2 are no longer in their reinvestment periods. CLO 2006-1 ended its reinvestment period in the third quarter of 2012. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the balance of senior notes outstanding. During the three and nine months ended September 30, 2013, an aggregate $190.8 million and $697.1 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2007-1, CLO 2012-1 and CLO 2013-1 will end their reinvestment periods during May 2014, December 2016 and July 2017, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the three and nine months ended September 30, 2013, $31.7 million and $77.2 million, respectively, of original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of the respective non-call periods.

On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consists of the following holdings as of September 30, 2013:

•                  CLO note holdings: We hold $1.2 billion par amount and $1.3 billion estimated fair value of mezzanine and subordinated notes in our eight Cash Flow CLO transactions. As our Cash Flow CLOs are consolidated under accounting principles generally accepted in the United States of America (“GAAP”), these holdings are not reflected on our condensed consolidated balance sheets as the assets and liabilities of our CLO subsidiaries are consolidated and our ownership interests in the Cash Flow CLOs are eliminated for consolidation.

•                  Corporate loans: Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans have an aggregate par value of $157.4 million and estimated fair value of $139.8 million. These loans have a weighted average coupon of 5.1%, and all are floating rate with a weighted average coupon spread to LIBOR of 4.1%. In addition, we hold equity instruments with an estimated fair value of $26.8 million, which were restructured from debt instruments to equity.

•                  Corporate debt securities: Our corporate debt securities consist of high yield bonds. These corporate debt securities have an aggregate par value of $41.3 million and estimated fair value of $41.0 million. These debt securities have a weighted average coupon of 6.4% and include one fixed rate corporate debt security with a coupon of 13%, one zero-coupon corporate debt security and one floating rate corporate debt security with a coupon spread to LIBOR of 15%.

•                  Natural resources: Our natural resources holdings consist of (i) non-operated oil and gas working interests in proved developed and proved undeveloped properties and unproved acreage with a carrying amount of $335.3 million, partially financed with $48.5 million borrowed under a non-recourse, asset-based credit facility, (ii) overriding royalty interests with a carrying amount of $42.9 million, and (iii) private equity and interests in joint ventures and partnerships focused on the oil and gas sector with an aggregate cost basis of $92.8 million and an estimated fair value of $90.1 million.

•                  Special situations: Our special situations holdings consist of (i) $293.8 million par amount of debt investments with an $223.6 million amortized cost and estimated fair value of $242.1 million, (ii) $64.7 million aggregate cost of equity, including warrants and interests in joint ventures and partnerships with an estimated fair value of $71.4 million, and (iii) $11.3 million aggregate cost of other investments with an estimated fair value of $11.9 million. The $293.8 million par amount of debt investments has a weighted average coupon of 9.6% and includes one zero-coupon corporate debt security.

•                  Mezzanine: Our mezzanine holdings consist of (i) $65.0 million par amount of debt with an estimated fair value of $65.6 million and (ii) $6.3 million aggregate cost of equity with an estimated fair value of $8.4 million. The $65.0 million par amount of mezzanine debt is all floating rate with a weighted average coupon of 15.3%.

•                  Commercial real estate: Our commercial real estate holdings consist of investments with a carrying value of $156.7 million.

•                  Private equity: Our private equity holdings, excluding those related to the oil and gas sector, have an aggregate cost basis of $150.0 million with an estimated fair value of $172.6 million.

•                  Residential mortgage-backed securities (“RMBS”): Our RMBS have an aggregate par amount of $126.3 million with an estimated fair value of $79.4 million.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three and nine months ended September 30, 2013, share-based compensation totaled $0.9 million and $2.8 million, respectively. As of September 30, 2013, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.6 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of September 30, 2013, the common share options were fully vested and expire in August 2014. As of September 30, 2013, future unamortized share-based compensation totaled $3.9 million, of which $0.9 million, $2.2 million and $0.8 million will be recognized in 2013, 2014 and beyond, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of September 30, 2013, the estimated fair value of our net derivative liabilities totaled $50.8 million.

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

This process involves a considerable amount of judgment by our management. As of September 30, 2013, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $2.1 million, which if not recovered may result in the recognition of future losses. During the three and nine months ended September 30, 2013, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $5.0 million and $17.5 million, respectively.

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

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of September 30, 2013, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses are assessed on a quarterly and annual basis. As of September 30, 2013, management believes that these estimates are appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

As of September 30, 2013, our allowance for loan losses totaled $212.6 million.

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

Oil, Natural Gas and Natural Gas Liquid Reserve Estimates

Proved reserves are based on the quantities of oil, natural gas and NGL that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Independent engineering firms prepare annual reserve and economic evaluations of all of our properties, except for overriding royalty interests in certain properties in the Eagle Ford Shale, on a well-by-well basis. Similarly, the managers of our oil and gas properties prepare quarterly reserve and economic evaluations.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table shows data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
For the three months ended September 30	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$96,243	$121,808	$32,446	$21,487	$13	$39	$—	$—	$128,702	$143,334
Total investment costs and expenses	55,253	51,681	22,386	19,120	238	99	—	—	77,877	70,900
Total other income (loss)	6,969	78,258	(3,437)	(5,215)	2,694	—	—	—	6,226	73,043
Total other expenses	14,155	11,302	1,269	2,025	116	49	1,607	19,820	17,147	33,196
Income tax expense	9	316	—	—	9	1	—	—	18	317
Net income (loss)	$33,795	$136,767	$5,354	$(4,873)	$2,344	$(110)	$(1,607)	$(19,820)	$39,886	$111,964

	Credit		Natural Resources		Other		Reconciling Items(2)		Total Consolidated
For the nine months ended September 30	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$320,769	$377,517	$84,118	$44,262	$1,509	$39	$—	$—	$406,396	$421,818
Total investment costs and expenses	162,097	204,443	61,355	41,179	667	185	—	—	224,119	245,807
Total other income (loss)	132,853	170,505	(918)	(1,636)	6,015	—	(20,269)	(445)	117,681	168,424
Total other expenses	43,151	35,852	3,698	4,638	484	92	27,837	36,184	75,170	76,766
Income tax expense (benefit)	420	(3,549)	—	—	14	1	—	—	434	(3,548)
Net income (loss)	$247,954	$311,276	$18,147	$(3,191)	$6,359	$(239)	$(48,106)	$(36,629)	$224,354	$271,217

(1)             Consists of certain expenses not allocated to individual segments including incentive fees of zero and $17.8 million for the three months ended September 30, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

(2)             Consists of certain expenses not allocated to individual segments including incentive fees of $22.7 million and $31.5 million for the nine months ended September 30, 2013 and 2012, respectively and losses on restructuring and extinguishment of debt of $20.3 million and $0.4 million for the nine months ended September 30, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

Net income for the three months ended September 30, 2013 was $39.9 million, consisting of revenues totaling $128.7 million, investment costs and expenses totaling $77.9 million, other income totaling $6.2 million and other expenses totaling $17.1 million. Comparatively, net income for the three months ended September 30, 2012 was $112.0 million, consisting of revenues totaling $143.3 million, investment costs and expenses totaling $70.9 million, other income totaling $73.0 million and other expenses totaling $33.2 million.

Net income for the nine months ended September 30, 2013 was $224.4 million, consisting of revenues totaling $406.4 million, investment costs and expenses totaling $224.1 million, other income totaling $117.7 million and other expenses totaling $75.2 million. Comparatively, net income for the nine months ended September 30, 2012 was $271.2 million, consisting of revenues totaling $421.8 million, investment costs and expenses totaling $245.8 million, other income totaling $168.4 million and other expenses totaling $76.8 million.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and royalty interests in oil and gas properties.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenues decreased $14.6 million from the third quarter of 2012 compared to the third quarter of 2013 due to a reduction in loan and securities interest income of $27.3 million primarily driven by declining average par balances in our corporate debt portfolio as a result of the amortization of our legacy CLOs that have ended their reinvestment periods. In addition, the decline in interest income was attributable to (i) a decline of 0.64% in the annualized interest rate earned on our loan portfolio and (ii) comparatively less accelerated discount accretion earned because of fewer paydowns during the third quarter of 2013. These decreases were partially offset by $11.0 million of incremental oil and gas revenue as a result of increased oil production from the drilling and completion of previously undeveloped working and royalty interests and $1.7 million of additional dividend income.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenues decreased $15.4 million from the first nine months of 2012 compared to the same period in 2013 due to a reduction in loan and securities interest income of $63.6 million which was primarily driven by a decline of $353.3 million in the average par balance of our corporate debt securities portfolio from the first nine months of 2012 as compared to the same period in 2013. In addition, the decline in interest income was attributable to comparatively less accelerated discount accretion earned because of fewer paydowns during the first nine months of 2013. These decreases were partially offset by $39.9 million of incremental oil and gas revenue as a result of increased production from the acquisition and development of additional working and royalty interests in 2012 and 2013 and $6.3 million of additional dividend income.

Investment Costs and Expenses

Investment costs and expenses include interest expense, provision for loan losses, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to oil and gas properties and other investment expenses.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Investment costs and expenses increased $7.0 million from the third quarter of 2012 compared to the third quarter of 2013 primarily due to a $9.3 million increase in provision for loan losses attributable to an increase in the allocated component of our allowance for loan losses coupled with a $4.8 million increase in DD&A as a result of increased production from the drilling and completion of previously undeveloped working and royalty interests in 2012 and 2013. These increases were partially offset by an aggregate $6.8 million reduction in interest expense and interest expense to affiliates largely driven by the amortization of our legacy CLOs, as well as CLO management fees being charged for CLO 2007-1 during the third quarter of 2013, reducing the subordinated note payments to third parties for this CLO. See “Other Expenses” below for further discussion around CLO management fees.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Investment costs and expenses decreased $21.7 million from the first nine months of 2012 compared to the same period in 2013 due to a $26.1 million decrease in provision for loan losses combined with an aggregate $17.1 million decrease in interest expense and interest expense to affiliates. The comparatively larger provision for loan losses recorded in the first nine months of 2012 was as a result of an increase in the unallocated component of our allowance for loan losses based on a review of our unimpaired, held for investment loan portfolio, with particular sensitivity to the loans we designated as high risk within our internally assigned risk grades. Interest expense to affiliates fell $11.6 million from $38.1 million in the first nine months of 2012 compared to $26.5 million in the same period in 2013 largely due to the amortization of our legacy CLOs, as well as CLO management fees being charged for CLO 2007-1 during the third quarter of 2013, reducing the subordinated note payments to third parties for this CLO. See “Other Expenses” below for further discussion around CLO management fees. These negative changes were partially offset by a $22.4 million increase in oil and gas production costs and DD&A as a result of increased production from the acquisition and development of additional working and royalty interests in 2012 and 2013.

Other Income

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Other income decreased $66.8 million from the third quarter of 2012 compared to the third quarter of 2013. This change was largely driven by a $70.1 million decrease in total net realized and unrealized gain on investments as we have realized a substantial majority of the unrealized gains that were embedded in our bank loan and high yield portfolio prior to the third quarter of 2013. This decline was partially offset by $5.0 million of lower net realized and unrealized losses on derivatives, specifically commodity and credit default swaps, in the third quarter of 2013 compared to the third quarter of 2012.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Other income decreased $50.7 million from the first nine months of 2012 compared to the same period in 2013. This change was primarily as a result of a $35.4 million decline in net realized and unrealized gains on investments as certain positions with comparatively larger unrealized gains were realized prior to 2013. In addition, there was an incremental $19.8 million loss on restructuring and extinguishment of debt related to the conversion of our convertible notes during the first quarter of 2013. These decreases were partially offset by a $7.0 million increase in trade-related income.

Other Expenses

Other expenses include related party management compensation, general, administrative and directors expenses and professional services. Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, collateral management fees, incentive fees and share-based compensation related to restricted common shares and common share options granted to our Manager.

Base management fees

The base management fee payable is calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our “equity” as defined in the Management Agreement. In addition, our Manager is entitled to a quarterly incentive fee provided that our quarterly “net income” before the incentive fee exceeds a defined return hurdle, as defined in the Management Agreement.

We pay our Manager a base management fee monthly in arrears. During the three and nine months ended September 30, 2013, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee.

In addition, during the third quarter of 2013, we invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, our Manager agreed to reduce the base management payable by us to our Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership.

The table below summarizes the aggregate base management fees for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30,2013	For the nine months ended September 30, 2012
Base management fees, gross	$9,799	$6,911	$29,216	$21,075
CLO management fees credit	(3,684)	—	(3,915)	—
Other related party fees credit	(1,801)	—	(1,801)	—
Total base management fees, net	$4,314	$6,911	$23,500	$21,075

CLO management fees

An affiliate of our Manager entered into separate management agreements with the respective investment vehicles for CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2011-1 and CLO 2012-1 and is entitled to receive fees for the services performed as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager also has the option to waive the fees it earns for providing management services for the CLO.

During the three and nine months ended September 30, 2013, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1 and CLO 2012-1 via an offset to the monthly base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these two CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes.

The table below summarizes the aggregate CLO management fees, including the Fee Credits, for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30,2012	For the nine months ended September 30,2013	For the nine months ended September 30, 2012
Charged and retained CLO management fees (1)	$2,232	$1,145	$4,514	$3,372
CLO management fees credit	3,684	—	3,915	—
Total CLO management fees	$5,916	$1,145	$8,429	$3,372

(1)         Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

Subordinated note holders in CLOs have the first risk of loss and conversely, the residual value upside of the transactions. When CLO management fees are paid by a CLO, the residual economic interests in the CLO transaction are reduced by an amount commensurate with the CLO management fees paid. We record any residual proceeds due to subordinated note holders as interest expense on our condensed consolidated statements of operations. Accordingly, excluding our ownership portion, the increase in CLO management fees is directly offset by a decrease in interest expense.

Other fees and expenses

Professional services expenses consist of legal, accounting and other professional services. General, administrative and directors’ expenses include share-based compensation, expenses and reimbursements due to the board of directors for their services, as well as other expenses incurred by us or reimbursable by us to our Manager.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Other expenses decreased $16.0 million from the third quarter of 2012 compared to the third quarter of 2013. The majority of this change was related to a decrease in incentive fees from $17.8 million recorded in the third quarter of 2012 to zero in the third quarter of 2013 as a result of our financial performance not exceeding certain benchmarks during the third quarter of 2013. In addition, net base management fees fell $2.6 million from the third quarter of 2012 to the same period in 2013. The $2.6 million change was comprised of (i) an increase in gross base management fees of $2.9 million due to an increase in equity (as defined by the Management Agreement) related to the issuance of our 7.375% preferred shares and common shares in connection with our convertible notes conversion, partially offset by (ii) $3.7 million and $1.8 million of Fee Credits in connection to CLO management fees and placement fees earned by an affiliate of our Manager, respectively.

The decline in incentive and base managements fees was slightly offset by a $4.8 million increase in CLO management fees expensed and paid in the third quarter of 2013 relating to CLO 2007-1 and 2012-1.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Other expenses decreased $1.6 million from the first nine months of 2012 compared to the same period in 2013. Most notable was a decline in incentive fees of $8.8 million from $31.5 million in the first nine months of 2012 compared to $22.7 million in the same period in 2013. Partially offsetting this change was (i) an increase in CLO management fees expense of $5.1 million due to CLO 2007-1 beginning to pay CLO management fees in the third quarter of 2013 and (ii) a net $2.4 million increase in base management fees due to an increase in equity (as defined by the Management Agreement) related to the issuance of our 7.375% preferred shares and common shares in connection with our convertible notes conversion. The $2.4 million net increase in base management fees from the first nine months of 2012 compared to the same period in 2013 consisted of (i) an $8.1 million increase in gross base management fees due to higher equity, partially offset by (ii) $3.9 million and $1.8 million of Fee Credits related to CLO management fees and placement fees earned by an affiliate of our Manager, respectively.

Segment Results

We operate our business through multiple reportable segments, which are differentiated primarily by their investment focuses.

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

We evaluate the performance of our segments based on several net income components. Net income includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments and derivatives and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part I - Item 1. Financial Statements—Note 14. Segment Reporting.”

The following discussion and analysis regarding our results of operations is based on our reportable segments. Certain prior period information has been reclassified to conform to the current year presentation to provide additional detailed financial information as a result of the growth in our natural resources segment.

Credit Segment

The following table presents the net income components of our credit segment for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Revenues:
Corporate loans and securities interest income	$85,577	$102,311	$264,670	$301,853
Residential mortgage-backed securities interest income	2,451	2,855	8,003	8,925
Net discount accretion	5,446	15,612	39,572	65,086
Dividend income	2,739	994	6,394	1,524
Other	30	36	2,130	129
Total revenues	96,243	121,808	320,769	377,517
Investment costs and expenses:
Interest expense:
Collateralized loan obligation secured notes	21,932	17,679	59,790	54,431
Credit facilities	216	534	647	1,612
Convertible senior notes	1	3,813	4,177	15,148
Senior notes	6,985	7,124	21,084	19,835
Junior subordinated notes	3,568	3,695	10,756	11,256
Interest rate swaps	5,648	5,646	17,081	16,826
Other interest expense	19	86	171	215
Total interest expense	38,369	38,577	113,706	119,323
Interest expense to affiliates	6,839	12,954	26,485	38,131
Provision for loan losses	9,339	—	20,407	46,498
Other	706	150	1,499	491
Total investment costs and expenses	55,253	51,681	162,097	204,443
Other income:
Realized and unrealized (loss) gain on derivatives and foreign exchange:
Credit default swaps	(1,332)	(5,552)	(2,974)	(3,267)
Total rate of return swaps	1,176	—	1,176	141
Common stock warrants	(1,219)	734	540	1,237
Foreign exchange(1)	1,361	2,523	(2,744)	(1,367)
Options	90	—	122	—
Total realized and unrealized gain (loss) on derivatives and foreign exchange	76	(2,295)	(3,880)	(3,256)
Net realized and unrealized gain on investments(2)	11,363	76,056	148,905	171,444
Lower of cost or estimated fair value(2)	(2,792)	7,358	(11,442)	1,294
Impairment of securities available for-sale and private equity at cost(2)	(5,007)	(7,350)	(17,496)	(8,759)
Other income	3,329	4,489	16,766	9,782
Total other income	6,969	78,258	132,853	170,505
Other expenses:
Related party management compensation:
Base management fees	3,964	6,481	21,756	20,048
CLO management fees	5,916	1,145	8,429	3,372
Total related party management compensation	9,880	7,626	30,185	23,420
Professional services	1,273	1,088	4,454	4,059
Other general and administrative	3,002	2,588	8,512	8,373
Total other expenses	14,155	11,302	43,151	35,852
Income before income taxes	33,804	137,083	248,374	307,727
Income tax expense (benefit)	9	316	420	(3,549)
Net income	$33,795	$136,767	$247,954	$311,276

(1)           Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)           Represent components of total net realized and unrealized gain on investments in the condensed consolidated statements of operations.

Revenues

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenues decreased $25.6 million from $121.8 million in the third quarter of 2012 compared to $96.2 million in the third quarter of 2013. The decrease was attributable to a $16.7 million decline in corporate loans and securities interest income earned due to declining average par balances in the corporate debt portfolio. The average par balances for our corporate debt securities portfolio declined by $259.8 million, from $678.9 million in the third quarter of 2012 compared to $419.1 million in the third quarter of 2013. The weighted average par balances for our corporate loan portfolio declined by $82.1 million from $6.5 billion in the third quarter of 2012 compared to $6.4 billion in the third quarter of 2013. This reduction was the result of fewer purchases during 2012 and 2013 as the majority of our legacy CLOs have ended their reinvestment periods. CLO 2006-1 ended its reinvestment period during the third quarter of 2012, while CLO 2005-1, CLO 2005-2 and CLO 2007-A ended their reinvestment periods in 2011 and 2010. Refer to “Investment Portfolio Overview” above for further discussion on the principal proceeds from the assets held in each of these CLO transactions used to amortize the outstanding balance of the CLO senior notes outstanding. While we issued two new CLOs to offset the run-off of our legacy CLOs, CLO 2012-1 and CLO 2013-1 did not close until December 2012 and June 2013, respectively. We also closed an upsize of CLO 2011-1 in September 2013. In addition, the weighted average coupon declined from the third quarter of 2012. The average three-month LIBOR rate decreased to 0.26% for the third quarter of 2013 from 0.43% for the third quarter of 2012. However, partially offsetting this decline in interest rates was an increase in the percentage of our floating rate corporate debt portfolio with LIBOR floors to 58.7% as of September 30, 2013 with a weighted average floor of 1.2%, from 46.2% as of September 30, 2012 with a weighted average floor of 1.4%.

In addition, net discount accretion declined by $10.2 million as a result of (i) a $5.0 million decline in recurring accretion income due to a smaller overall corporate debt portfolio and comparatively smaller discounts as a percentage of par on the remaining portfolio and (ii) a $5.1 million decrease in accelerated discount accretion as a result of fewer paydowns during the third quarter of 2013 compared to the third quarter of 2012.

These negative changes were partially offset by a $1.7 million increase in dividend income in the third quarter of 2013 compared to the third quarter of 2012.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenues decreased $56.7 million from $377.5 million in the first nine months of 2012 compared to $320.8 million in the same period in 2013. The decrease was primarily attributable to a $37.2 million decline in corporate loans and securities interest income earned due to declining average par balances in the corporate debt portfolio. The average par balances for our corporate debt securities portfolio declined by $353.3 million, from $772.9 million in the first nine months of 2012 compared to $419.6 million in the same period in 2013. The weighted average par balances for our corporate loan portfolio declined by $311.0 million from $6.7 billion in the first nine months of 2012 compared to $6.4 billion in the same period in 2013. As discussed above, this reduction was the result of fewer purchases during 2012 and 2013 as the majority of our legacy CLOs have ended their reinvestment periods and our newer transactions including CLO 2012-1, CLO 2013-1 and the upsize of CLO 2011-1 were completed in December 2012, June 2013 and September 2013, respectively. Refer to “Investment Portfolio Overview” above for further discussion on the principal proceeds from the assets held in each of these CLO transactions used to amortize the outstanding balance of the CLO senior notes outstanding. The majority of our corporate debt portfolio is floating rate indexed to the three-month LIBOR. The average three-month LIBOR rate decreased to 0.28% for the first nine months of 2013 from 0.47% for the same period in 2012. However, partially offsetting this decline was an increase in the percentage of our floating rate corporate debt portfolio with LIBOR floors to 58.7% as of September 30, 2013 with a weighted average floor of 1.2%, from 46.2% as of September 30, 2012 with a weighted average floor of 1.4%.

In addition, net discount accretion decreased by $25.5 million as a net result of (i) an $18.2 million decline in recurring accretion income due to a smaller overall corporate debt portfolio and comparatively smaller discounts as a percentage of par on the remaining portfolio and (ii) a $7.0 million decrease in accelerated discount accretion as a result of fewer paydowns during the first nine months of 2013 compared to the same period in 2012.

These positive changes were partially offset by a $4.9 million increase in dividend income in the first nine months of 2013 compared to the same period in 2012.

Investment Costs and Expenses

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Total investment costs and expenses increased $3.6 million from $51.7 million in the third quarter of 2012 compared to $55.3 million in the third quarter of 2013. The increase was primarily attributable to a $9.3 million increase in the provision for loan losses as a result of an increase in the allocated component of our allowance for loan losses. In addition, interest expense on CLO secured notes increased $4.3 million due to the closing of CLO 2012-1 and CLO 2013-1 in December 2012 and June 2013, respectively. These increases were partially offset by a $3.8 million decline in interest expense on our convertible senior notes due to the retirement and extinguishment, respectively, of our 7.0% and 7.5% convertible notes coupled with a net $6.1 million decrease in interest expense to affiliates. Interest expense to affiliates fell due to the amortization of our legacy CLOs, as well as CLO management fees being charged for CLO 2007-1 during the third quarter of 2013, reducing the subordinated note payments to third parties for this CLO.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Total investment costs and expenses decreased $42.3 million from $204.4 million in the first nine months of 2012 compared to $162.1 million in the same period in 2013. The decrease was attributable to three primary factors, including a reduction in the provision for loan losses of $26.1 million from $46.5 million in the first nine months of 2012 compared to $20.4 million in the same period in 2013. This decline was attributable to a comparatively larger provision for loan losses recorded in the first quarter of 2012 as a result of an increase in the unallocated component of our allowance for loan losses based on a review with particular sensitivity to those loans that we designated as high risk.

Secondly, interest expense to affiliates decreased by $11.6 million from $38.1 million in the first nine months of 2012 compared to $26.5 million in the same period in 2013 primarily attributable to reduced subordinated notes payments to an affiliate of our Manager that owns interest in two of our Cash Flow CLOs. Residual economic interests owed to subordinated note holders fell due to the continued amortization of outstanding senior notes in CLO 2007-A, which is out of its reinvestment period, and CLO management fees charged and paid by CLO 2007-1 during the third quarter of 2013.

Lastly, interest expense on our convertible senior notes decreased by $11.0 million from $15.1 million in the first nine months of 2012 compared to $4.2 million for the same period in 2013 due to the retirement and extinguishment, respectively, of our 7.0% and 7.5% convertible notes.

These decreases were partially offset by a $5.4 million increase in interest expense on CLO secured notes due to the fact that we closed CLO 2012-1 and CLO 2013-1 in December 2012 and June 2013, respectively.

Other Income

Other income consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market, commodity prices and foreign currency exchange rates as of each period end.

The table below details the components of net realized and unrealized gains on investments, separated by financial instrument for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013			For the three months ended September 30, 2012			For the nine months ended September 30, 2013			For the nine months ended September 30, 2012
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$252	$1,532	$1,784	$23	$6,060	$6,083	$3,596	$80,120	$83,716	$1,469	$31,390	$32,859
Corporate securities	1,253	32	1,285	3,264	42,497	45,761	7,114	5,519	12,633	7,562	94,650	102,212
RMBS	5,906	(3,166)	2,740	8,046	(4,423)	3,623	21,804	(12,056)	9,748	26,493	(16,806)	9,687
Equity investments, at estimated fair value	4,892	1,416	6,308	20,066	—	20,066	37,726	1,655	39,381	25,600	223	25,823
Other (1)	(696)	(58)	(754)	677	(154)	523	3,681	(254)	3,427	1,060	(197)	863
Total	$11,607	$(244)	$11,363	$32,076	$43,980	$76,056	$73,921	$74,984	$148,905	$62,184	$109,260	$171,444

(1)             Includes securities sold, not yet purchased and interests in joint ventures and partnerships.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Total other income decreased $71.3 million from $78.3 million in the third quarter of 2012 compared to $7.0 million in the third quarter of 2013. This decrease was primarily driven by a $64.7 million reduction in net realized and unrealized gain on investments from $76.1 million in the third quarter of 2012 compared to $11.4 million in the third quarter of 2013. This was as a result of (i) a $42.5 million decline in realized gains on our corporate debt securities portfolio from $42.5 million in the third quarter of 2012 to less than $0.1 million in the third quarter of 2013 due to comparatively higher realized gains from sales and paydowns of investments during the third quarter of 2012 and (ii) a $13.8 million decrease in net realized and unrealized gains on equity investments at estimated fair value from $20.1 million in the third quarter of 2012 compared to $6.3 million in the third quarter of 2013 primarily due to comparatively higher unrealized gains on certain of our equity investments at estimated fair value in the third quarter of 2012. We have realized a substantial majority of the unrealized gains that were embedded in our bank loan and high yield portfolio prior to the third quarter of 2013.

Furthermore, there was a $10.2 million negative change in the lower of cost or estimated fair value adjustment to corporate loans held for sale from a benefit of $7.4 million in the third quarter of 2012 compared to a charge of $2.8 million in the third quarter of 2013. As of September 30, 2013 and 2012, our loans held for sale had a carrying value of $312.3 million and $137.9 million, respectively. While the lower of cost or estimated fair value adjustment is impacted by activity in the held for sale portfolio, including sales and transfers, fluctuations in the market value typically have the largest impact on the amount of adjustment. Refer to “Investment Portfolio” below for the components comprising the lower of cost or estimated fair value adjustment.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Total other income decreased $37.7 million from $170.5 million in the first nine months of 2012 compared to $132.9 million in the same period in 2013. This decrease was primarily driven by a $22.5 million reduction in net realized and unrealized gain on investments from $171.4 million in the first nine months of 2012 compared to $148.9 million in the same period in 2013. The key driver of this change included an $89.1 million decline in realized gains on our corporate debt securities portfolio from $94.7 million in the first nine months of 2012 compared to $5.5 million in the same period in 2013 primarily due to significant realized gains from sales and paydowns of certain investments during the third quarter of 2012.

Partially offsetting this decline was (i) a $48.7 million increase in realized gains on our corporate loan portfolio from $31.4 million in the first nine months of 2012 compared to $80.1 million in the same period in 2013 primarily due to the sale of certain of our corporate loan positions during the first half of 2013 and (ii) a $13.6 million increase in net realized and unrealized gains on equity investments at estimated fair value primarily due to unrealized gains on certain positions.

Furthermore, there was a $12.7 million negative change in the lower of cost or estimated fair value adjustment to corporate loans held for sale from a benefit of $1.3 million in the first nine months of 2012 compared to a charge of $11.4 million in the same period in 2013. As of September 30, 2013 and 2012, our loans held for sale had a carrying value of $312.3 million and $137.9 million, respectively. While the lower of cost or estimated fair value adjustment is impacted by activity in the held for sale portfolio, including sales and transfers, fluctuations in the market value typically have the largest impact on the amount of adjustment. Refer to “Investment Portfolio” below for the components comprising the lower of cost or estimated fair value adjustment. Lastly, there was an $8.7 million increase in impairment losses recorded for securities available-for-sale that we determined to be other-than-temporarily impaired from $8.8 million in the first nine months of 2012 compared to $17.5 million in the same period in 2013.

The above declines were partially offset by a $7.0 million increase in trade-related income.

Other Expenses

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Other expenses increased $2.9 million from $11.3 million in the third quarter of 2012 compared to $14.2 million in the third quarter of 2013, primarily due to a $4.8 million increase in CLO management fees offset by a $2.5 million decrease in base management fees pursuant to the Management Agreement. CLO management fees increased due to the fact that CLO 2007-1 paid management fees effective August 2013. Base management fees decreased during the third quarter of 2013 due to Fee Credits related to a portion of the CLO management fees received by an affiliate of our Manager, as well as placement fees paid to a minority-owned affiliate of KKR. See “Consolidated Results” above for further discussion around the CLO management fee and base management fee offsets.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Other expenses increased $7.3 million from $35.9 million in the first nine months of 2012 compared to $43.2 million in the same period in 2013 primarily due to an increase in related party management compensation. For the first nine months of 2012 compared to the same period in 2013, CLO management fees increased $5.1 million due to the fact that CLO 2007-1 and CLO 2012-1 paid management fees effective 2013 and base management fees increased $1.7 million due to an increase in equity (as defined by the Management Agreement) related to the issuance of our 7.375% preferred shares and common shares in connection with our convertible notes conversion. See “Consolidated Results” above for further discussion around the CLO management fee and base management fee offsets.

Natural Resources Segment

The following table presents the net income (loss) components of our natural resources segment for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Revenues:
Oil and gas revenue:
Natural gas sales	$7,456	$8,067	$23,943	$14,733
Oil sales	19,791	8,960	45,807	20,407
Natural gas liquids sales	4,000	4,460	10,994	9,119
Other	1,199	—	3,374	3
Total revenues	32,446	21,487	84,118	44,262
Investments costs and expenses:
Oil and gas production costs:
Lease operating expenses	3,915	3,805	12,164	9,584
Workover expenses	826	1,377	2,375	2,344
Transportation and marketing expenses	2,847	3,509	7,181	4,693
Severance and ad valorem taxes	1,575	1,112	4,700	2,420
Total oil and gas production costs	9,163	9,803	26,420	19,041
Oil and gas depreciation, depletion and amortization	11,806	7,011	29,910	14,867
Interest expense:
Credit facilities	464	863	1,755	2,078
Convertible senior notes	—	229	244	692
Junior subordinated notes	235	222	673	534
Senior notes	461	427	1,319	974
Total interest expense	1,160	1,741	3,991	4,278
Other	257	565	1,034	2,993
Total investment costs and expenses	22,386	19,120	61,355	41,179
Other loss:
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Commodity swaps	(3,723)	(5,807)	(1,717)	673
Net realized and unrealized loss on investments(1)	—	(290)	—	(3,191)
Other income	286	882	799	882
Total other loss	(3,437)	(5,215)	(918)	(1,636)
Other expenses:
Related party management compensation:
Base management fees	262	388	1,345	950
Professional services	272	35	749	260
Insurance	56	3	173	3
Other general and administrative	679	1,599	1,431	3,425
Total other expenses	1,269	2,025	3,698	4,638
Income (loss) before income taxes	5,354	(4,873)	18,147	(3,191)
Income tax expense	—	—	—	—
Net income (loss)	$5,354	$(4,873)	$18,147	$(3,191)

(1)           Includes impairment of oil and gas properties

Our oil and gas results depend substantially on natural gas and oil prices and production levels, as well as drilling and operating costs. The price we realize for our production is affected by our hedging activities. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into commodity swaps for a portion of our working and overriding royalty interests. Our policy has been to hedge a substantial portion of the total estimated oil, natural gas and NGL production on our working and overriding royalty interests for a specified amount of time. Our commodity derivatives are described further below under “Other Loss”.

Production and Sales Statistics

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Average daily production:
Natural gas (Mcf/d)	24,488	31,707	25,351	22,658
Oil (Bbls/d)	2,048	913	1,607	695
NGL (Bbls/d)	1,474	1,335	1,469	538
Total (Mcfe/d)(1)	45,619	45,191	43,808	30,056
Weighted average prices (hedged)(2):
Natural gas (MMBtu)	$3.45	$3.02	$3.62	$2.92
Oil (Bbl)	$100.38	$105.48	$102.35	$105.66
NGL (Bbl)	$33.10	$38.13	$29.40	$34.57
Weighted average prices (unhedged)(3):
Natural gas (MMBtu)	$3.31	$2.77	$3.46	$2.39
Oil (Bbl)	$105.06	$105.52	$104.39	$105.73
NGL (Bbl)	$29.49	$36.39	$27.42	$33.30
Average Henry Hub and WTI spot prices:
Natural gas (MMBtu)	$3.55	$2.87	$3.68	$2.53
Oil (Bbl)	$105.84	$92.18	$98.09	$96.16
Costs per Mcfe of production:
Lease operating expenses	$0.09	$0.08	$0.28	$0.32
Transportation and marketing expenses	$0.06	$0.08	$0.16	$0.18
General and administrative expenses	$0.03	$0.02	$0.07	$0.18
Depreciation, depletion and amortization	$0.26	$0.14	$0.68	$0.47
Taxes, other than income taxes	$0.03	$0.02	$0.11	$0.08

(1)                                 Calculated using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs.

(2)                                 Includes the effect of realized losses on commodity derivatives of less than $0.1 million and realized gains of $0.9 million for the three months ended September 30, 2013 and 2012, respectively and realized gains of approximately $1.0 million and $3.6 million for the nine months ended September 30, 2013 and 2012, respectively.

(3)                                 Does not include the effect of realized gains (losses) on derivatives.

Revenues

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenue increased $11.0 million from $21.5 million in the third quarter of 2012 compared to $32.4 million in the third quarter of 2013 due to the increase in oil production resulting from the drilling and completion of previously undeveloped working and overriding royalty interest properties. As of September 30, 2013, our working and overriding royalty interests had a net carrying value of $378.2 million, as compared to $305.8 million as of September 30, 2012.

Average daily production increased 1% from the third quarter of 2012 compared to the third quarter of 2013, primarily comprised of a 124% increase in average daily oil production, partially offset by a 23% decline in average daily natural gas production. Factors driving production levels include the drilling and completion of properties during the respective periods. As the average unhedged prices for natural gas and oil were $2.77 and $105.52, respectively, for the third quarter of 2012 and $3.31 and $105.06, respectively, for the third quarter of 2013, the combination of production and price for oil sales significantly contributed to the increase in total revenues, partially offset by a slight decline in natural gas sales.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenue increased $39.9 million from $44.3 million for the first nine months of 2012 compared to $84.1 million in the same period in 2013 due to an increase in production.

Average daily production increased 46% from the first nine months of 2012 compared to the same period in 2013 primarily due to acquisitions of producing properties and drilling and completion of properties during 2012 and 2013.

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

DD&A represents recurring charges related to the exhaustion of mineral reserves for our natural resources investments. DD&A is calculated using the units-of-production method, which depletes capitalized costs of producing oil and natural gas properties based on the ratio of current production to estimated total net proved oil, natural gas and NGL reserves, and total net proved developed oil, natural gas and NGL reserves. Our depletion expense is affected by factors including positive and negative reserve revisions primarily related to well performance, commodity prices, additional capital expended to develop new wells and reserve additions resulting from development activity and acquisitions.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Total investment costs and expenses increased $3.3 million from $19.1 million in the third quarter of 2012 compared to $22.4 million in the third quarter of 2013. The increase was primarily driven by a $4.8 million increase in DD&A from $7.0 million in the third quarter of 2012 compared to $11.8 million in the third quarter of 2013 due to an increase in production and depletable costs that resulted from the drilling and completion of additional wells.

This increase was partially offset by lower total oil and gas production costs of $0.6 million from $9.8 million in the third quarter of 2012 compared to $9.2 million in the third quarter of 2013. Most notable were the declines in (i) transportation and marketing expenses of $0.7 million, which is consistent with the decline in natural gas and natural gas liquids sales revenues, and (ii) workover expenses of $0.6 million from the third quarter of 2012 compared to the third quarter of 2013 as a result of increased workover activity necessary in 2012 for wells acquired earlier in the year from external parties. In contrast, lease operating expenses increased $0.1 million. As described above, we developed additional producing oil and natural gas properties during 2012 and 2013 and thus, certain costs associated with operating and managing the wells increased.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Total investment costs and expenses increased $20.2 million from $41.2 million in the first nine months of 2012 compared to $61.4 million in the same period in 2013. As described above, we acquired additional producing oil and natural gas properties during 2012 and developed previously undeveloped properties in 2013 and thus, the costs associated with operating and managing the wells increased. Total oil and gas production costs increased $7.4 million from $19.0 million in the first nine months of  2012 compared to $26.4 million in the same period in 2013. Most notable was the increase in lease operating expenses of $2.6 million, transportation and marketing expenses of $2.5 million and severance and ad valorem taxes of $2.3 million related to an increase in well count and production. Similarly, DD&A increased $15.0 million from $14.9 million in the first nine months of 2012 compared to $29.9 million in the same period in 2013 due to an increase in production and depletable costs that resulted from incremental acquisitions and drilling and completion of additional wells.

Other Loss

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Total other loss decreased $1.8 million from $5.2 million in the third quarter of 2012 compared to $3.4 million in the third quarter of 2013, primarily attributable to comparatively lower mark-to-market losses on our commodity swaps.

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

Net realized and unrealized losses on commodity swaps decreased $2.1 million from $5.8 million in the third quarter of 2012 compared to $3.7 million in the third quarter of 2013. Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized. The fair value of our open derivative contracts totaled a net asset of $3.4 million as of September 30, 2012 (compared to $10.2 million as of June 30, 2012) and $4.3 million as of September 30, 2013 (compared to $8.0 million as of June 30, 2013). The fair value increase of $0.9 million from September 30, 2012 to September 30, 2013 was primarily due to new contracts entered into subsequent to September 30, 2012, the change in the forward curves for each commodity and the settlement of contracts during 2012 and 2013.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Total other loss decreased $0.7 million from $1.6 million in the first nine months of 2012 compared to $0.9 million in the same period in 2013, primarily attributable to $3.3 million of impairment charges recorded in the first nine months of 2012 to write down certain proved oil and natural gas properties. No impairment charges were recorded during the first nine months of 2013. This was partially offset by $2.4 million of incremental net realized and unrealized losses on commodity swaps recorded in the first nine months of 2013.

We have entered into receive-fixed, pay-floating commodity derivative contracts, specifically oil, natural gas and certain NGL product swaps, for certain years through 2016 as described above. Net realized and unrealized gains on commodity swaps decreased $2.4 million from a gain of $0.7 million in the first nine months of 2012 compared to a loss of $1.7 million in the same period in 2013. Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized.

Other Expenses

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Total other expenses decreased $0.8 million from $2.0 million in the third quarter of 2012 compared to $1.3 million in the third quarter of 2013, primarily due to the reversal of certain accrued expenses based on actual amounts due, such as reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests.  These declines were partially offset by additional allocated professional services expenses. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Total other expenses decreased $0.9 million from $4.6 million in the first nine months of 2012 to $3.7 million in the same period in 2013, primarily due to a $2.0 million reduction in other general and administrative expenses primarily due to the reversal of certain accrued expenses based on actual amounts due, such as reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests. These declines were partially offset by additional allocated corporate expenses, including base management fees and professional services expenses. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment.

Other Segments

The following table presents the net income (loss) components of our other segments for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Revenues:
Dividend income	$13	$39	$1,509	$39
Total revenues	13	39	1,509	39
Investment costs and expenses:
Interest expense:
Credit facilities	5	4	12	6
Convertible senior notes	—	25	50	53
Junior subordinated notes	79	24	204	43
Senior notes	154	46	401	83
Total interest expense	238	99	667	185
Total investment costs and expenses	238	99	667	185
Other income:
Net realized and unrealized gain on derivatives and foreign exchange	585	—	585	—
Net realized and unrealized gain on investments	2,109	—	5,430	—
Total other income	2,694	—	6,015	—
Other expenses:
Related party management compensation:
Base management fees	88	42	399	77
Professional services	28	7	85	15
Total other expenses	116	49	484	92
Income (loss) before income taxes	2,353	(109)	6,373	(238)
Income tax expense	9	1	14	1
Net income (loss)	$2,344	$(110)	$6,359	$(239)

Revenues

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

We began acquiring commercial real estate assets in the second quarter of 2012. As of September 30, 2013 and 2012, these investments had a carrying value of $156.7 million and $44.7 million, respectively and are included within other assets on our condensed consolidated balance sheets. Revenues totaled less than $0.1 million for each of the third quarters of 2012 and 2013 on these investments. This is due to the fact that most of these investments are less than a year old and require development before meaningful revenues can be expected.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Revenues totaled less than $0.1 million and $1.5 million for the first nine months of 2012 and 2013, respectively. The $1.5 million represented a dividend payment related to one of our commercial real estate investments paid in the first quarter of 2013.

Investment Costs and Expenses

Certain corporate assets and expenses that are not directly related to a segment, including interest expense and related costs on borrowings are allocated to individual segments based on the investment portfolio balance in each segment as of the most recent period-end.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Investment costs and expenses increased $0.1 million from the third quarter of 2012 compared to the third quarter of 2013 as a result of the acquisitions made in 2012 and 2013, thereby increasing the investment portfolio balance and amounts allocated for costs and expenses.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Investment costs and expenses increased $0.5 million from the first nine months of 2012 compared to the same period in 2013 as a result of the acquisitions made in 2012 and 2013, thereby increasing the investment portfolio balance and amounts allocated for costs and expenses.

Other Income

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Other income totaled $2.7 million for the third quarter of 2013 which primarily represented net unrealized gains on our holdings. Commercial real estate holdings are recorded at estimated fair value on our condensed consolidated balance sheets with net realized and unrealized gain on investments recorded in other income. Also, included in total other income was $0.6 million of unrealized gains on foreign exchange forward contracts and remeasurement on our foreign denominated commercial real estate assets. We began acquiring commercial real estate investments during the second quarter of 2012 and no other income or loss was recognized in the third quarter of 2012.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Other income totaled $6.0 million in the first nine months of 2013 which primarily represented net unrealized gains on our commercial real estate holdings. Also included in total other income in the first nine months of 2013 was $0.6 million of unrealized gains on foreign exchange forward contracts and remeasurement on our foreign denominated commercial real estate assets. We began acquiring commercial real estate investments during the second quarter of 2012 and no other income or loss was recognized for the first nine months of 2012.

Other Expenses

Other expenses are comprised of certain corporate expenses that are not directly related to the segment, but were allocable costs based on the portfolio balance within the segment as of the most recent period-end.

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Other expenses increased $0.1 million from the third quarter of 2012 compared to the third quarter of 2013 primarily due to the increased allocation of corporate expenses charged during the third quarter of 2013.

For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Other expenses increased $0.4 million from the first nine months of 2012 compared to the same period in 2013 primarily due to the increased allocation of corporate expenses charged during the first nine months of 2013.

Income Tax Provision

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state and foreign taxes. Holders of our common shares are required to take into account their allocable share of each item of our income, gain, loss, deduction and credit for our taxable year end ending within or with their taxable year.

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

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the three and nine months ended September 30, 2013 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders. CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state income tax expense related to the 2013 tax year. For the three and nine months ended September 30, 2013, we recorded $0.1 million federal and state tax benefit and $0.1 million of federal and state tax expense for our domestic corporate subsidiaries, respectively. Additionally, we recorded $0.1 million and $0.3 million of state and foreign tax expense for our non-corporate subsidiaries for the three and nine months ended September 30, 2013, respectively. Accordingly, for the three and nine months ended September 30, 2013, we recorded income tax expense of less than $0.1 million and $0.4 million, respectively. As of September 30, 2013, cumulative tax liability is included in accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheet.

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

The following table summarizes the carrying value of our investment portfolio by strategy as of September 30, 2013 (amounts in thousands):

	Bank Loans & High Yield Bonds	Natural Resources	Special Situations	Mezzanine	Commercial Real Estate	Private Equity	Total
Corporate loans(1)	$6,131,564	$—	$169,417	$64,685	$—	$—	$6,365,666
Securities(2)	368,183	—	72,106	—	—	—	440,289
Equity investments, at estimated fair value(3)	32,086	12,000	53,149	7,266	—	86,652	191,153
Oil and gas properties, net	—	372,034	—	—	—	—	372,034
Other assets(4)	—	84,225	25,309	330	156,684	84,542	351,090
Total	$6,531,833	$468,259	$319,981	$72,281	$156,684	$171,194	$7,720,232

(1)         Includes loans held for sale and loans at estimated fair value. Amounts presented are gross of allowance for loan losses totaling $212.6 million as of September 30, 2013.

(2)         Excludes our investments in RMBS with an estimated fair value of $79.4 million.

(3)         Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

(4)         Includes interests in joint ventures and partnerships.

The table above reconciles our assets as presented on our condensed consolidated balance sheets to our strategies, which differs from our reportable segments. For segment reporting purposes, the majority of our corporate debt portfolio and equity investments, at estimated fair value are included within our Credit segment. Our Natural Resources and Other segments include our oil and natural gas properties and commercial real estate investments, respectively. Our Natural Resources segment excludes the private equity and interests in joint ventures and partnerships focused on the oil and gas sector (included in equity investments, at estimated fair value and other assets on our condensed consolidated balance sheets).

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

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $6.6 billion and $6.5 billion as of September 30, 2013 and December 31, 2012, respectively. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of September 30, 2013 and December 31, 2012. Loans that are not deemed to be held for sale are carried at amortized cost, net of allowance for loan losses, on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets. We also have certain loans that we elected to carry at estimated fair value.

Corporate Loans

(Amounts in thousands)

	September 30, 2013(1)				December 31, 2012(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,045,145	$5,890,632	$5,890,632	$5,767,141	$5,761,308	$5,575,437	$5,575,437	$5,494,676
Second lien	384,166	371,756	371,756	326,338	457,333	433,020	433,020	334,191
Subordinated	150,168	122,577	122,577	115,201	264,722	174,694	174,694	233,308
Subtotal	6,579,479	6,384,965	6,384,965	6,208,680	6,483,363	6,183,151	6,183,151	6,062,175
Lower of cost or fair value adjustment	—	(24,843)	—	—	—	(14,047)	—	—
Allowance for loan losses	—	(212,594)	—	—	—	(223,472)	—	—
Unrealized gains	—	5,544	—	—	—	2,225	—	—
Total	$6,579,479	$6,153,072	$6,384,965	$6,208,680	$6,483,363	$5,947,857	$6,183,151	$6,062,175

(1)                                  Includes loans held for sale and loans carried at estimated fair value.

As of September 30, 2013, $6.4 billion par amount, or 97.9%, of our corporate loan portfolio was floating rate and $136.6 million par amount, or 2.1%, was fixed rate. In addition, as of September 30, 2013, $249.6 million par amount, or 3.8%, of our corporate loan portfolio was denominated in foreign currencies, of which 70.1% was denominated in Euros. As of December 31, 2012, $6.5 billion par amount, or 99.7%, of our corporate loan portfolio was floating rate and $22.3 million par amount, or 0.3%, was fixed rate. In addition, as of December 31, 2012, $328.9 million par amount, or 5.1%, of our corporate loan portfolio was denominated in foreign currencies, of which 68.8% was denominated in Euros.

All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.8% as of September 30, 2013 and 5.3% as of December 31, 2012, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.9% as of September 30, 2013 and 4.5% as of December 31, 2012. The weighted average years to maturity of our floating rate corporate loans was 4.1 years and 4.3 years as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, our fixed rate corporate loans had a weighted average coupon of 10.8% and a weighted average years to maturity of 5.3 years, as compared to 12.5% and 1.5 years, respectively, as of December 31, 2012.

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

The following table summarizes our recorded investment in non-accrual loans as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013	December 31, 2012
Loans held for investment(1)	$554,541	$445,437
Loans held for sale	51,076	90,840
Loans at estimated fair value	13,191	—
Total non-accrual loans	$618,808	$536,277

(1)   Comprised of impaired loans held for investment as of September 30, 2013 and December 31, 2012, respectively.

The $82.5 million increase in non-accrual loans from $536.3 million as of December 31, 2012 to $618.8 million as of September 30, 2013 was primarily due to $166.0 million of additions, of which $154.1 million is related to impaired loans, partially offset by $49.7 million of sales of loans and $28.4 million of restructures that occurred during the period. During the three and nine months ended September 30, 2013, we recognized $5.5 million and $20.9 million, respectively, of interest income from cash receipts for loans on non-accrual status. During the three and nine months ended September 30, 2012, we recognized $8.4 million and $15.1 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

Impaired loans consist of loans held for investment where we have determined that it is probable that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans on a recorded investment basis increased from $445.4 million as of December 31, 2012 to $554.5 million as of September 30, 2013 primarily due to $154.1 million of additions to impaired loans, partially offset by $29.6 million of loans that were extinguished through TDRs and $14.1 million of transfers from held-for-investment to held-for-sale.

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

As of September 30, 2013, we held six corporate loans that were in default with a total amortized cost of $215.7 million from two issuers. Of the $215.7 million total amortized cost, $203.7 million were included in the loans that comprised the allocated component of our allowance for loan losses and $12.0 million were included in loans carried at estimated fair value. As of December 31, 2012, we held two corporate loans that were in default with a total amortized cost of $50.4 million from one issuer and were included in the loans for which the allocated component of our allowance for loan losses was related to.

Troubled Debt Restructurings

The recorded investment balance of TDRs totaled $61.7 million related to four TDRs and $25.5 million related to one TDR at September 30, 2013 and December 31, 2012, respectively. Loans whose terms have been modified in a TDR are considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. As of September 30, 2013 and December 31, 2012, $61.7 million and $25.5 million of TDRs were included in non-accrual loans, respectively (see “Non-Accrual Loans” section above). As of September 30, 2013 and December 31, 2012, the allowance for loan losses included specific reserves of $9.4 million and $0.5 million related to TDRs, respectively. As of September 30, 2013, there were no commitments to lend additional funds to the borrowers whose loans had been modified in a TDR.

The following table presents the aggregate balance of loans by loan class whose terms have been modified in a TDR during the three and nine months ended September 30, 2013. There were zero and three new TDRs during the three and nine months ended September 30, 2013, respectively, and no loans were modified in a TDR during both the three and nine months ended September 30, 2012. The modifications in the first quarter of 2013 involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%.

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)	Number of loans	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	—	$—	$—	2	$68,358	$39,430
Loans held for sale	—	—	—	—	—	—
Loans at estimated fair value	—	—	—	1	1,670	1,229
Total	—	$—	$—	3	$70,028	$40,659

(1)          Recorded investment is defined as amortized cost plus accrued interest.

(2)          Excludes equity securities received from the TDRs with an estimated fair value of $2.1 million.

Prior to TDRs in the first quarter of 2013, two of the new TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the two impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in zero and $26.8 million of charge-offs for the three and nine months ended September 30, 2013, respectively, which comprised 86% of the total $31.3 million of charge-offs recorded during the nine months ended September 30, 2013.

As of September 30, 2013, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

We modified $195.6 million and $2.0 billion amortized cost of corporate loans during the three and nine months ended September 30, 2013, respectively, that did not qualify as TDRs. Comparatively, we modified $346.7 million and $1.4 billion amortized cost of corporate loans during the three and nine months ended September 30, 2012, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance for Loan Losses

The following table summarizes the changes in our allowance for loan losses for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$203,255	$235,807	$223,472	$191,407
Provision for loan losses	9,339	—	20,407	46,498
Charge-offs	—	(9,925)	(31,285)	(12,023)
Ending balance	$212,594	$225,882	$212,594	$225,882

As of September 30, 2013 and December 31, 2012, we had an allowance for loan loss of $212.6 million and $223.5 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan’s estimated fair value.

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

As of September 30, 2013, the allocated component of our allowance for loan losses totaled $132.8 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $594.5 million and an aggregate recorded investment of $554.5 million. As of December 31, 2012, the allocated component of our allowance for loan losses totaled $94.9 million and relates to investments in certain loans issued by six issuers with an aggregate par amount of $484.1 million and an aggregate recorded investment of $445.4 million.

The unallocated component of our allowance for loan losses totaled $79.8 million and $128.6 million as of September 30, 2013 and December 31, 2012, respectively. As discussed above, we estimate the unallocated reserve by first categorizing our corporate loans held for investment portfolio based on their assigned risk grade and then based on the seniority of the loan in the issuer’s capital structure. Of the three internally assigned risk grades, as of September 30, 2013, we had loans issued from two issuers with an aggregate par value of $325.1 million and amortized cost amount of $324.9 million that we classified as high risk. The amortized cost balance of loans classified as high risk consisted of the following holdings: (i) $314.0 million amortized cost amount of loans issued by Modular Space Corporation and (ii) $10.9 million amortized cost amount of loans issued by Ambea AB.

At September 30, 2012, we transferred Texas Competitive Electric Holdings Company LLC (“TXU”), from the high risk grade of the unallocated component to the allocated component of our allowance for loan losses upon determination that the loans were impaired. Management believed it probable that we would be unable to collect all payments due in accordance with the contractual terms of the loan agreement. To calculate the recovery value of the loans, we estimated the loss as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted using the effective discount rate. At September 30, 2013, the calculation resulted in a specific reserve of $69.5 million related to TXU, or an implied recovery value of approximately 75% of par. As of September 30, 2013, TXU had a total amortized cost of $311.6 million. In addition, we held TXU loans held for sale with a recorded investment of $29.8 million as of September 30, 2013.

During the three and nine months ended September 30, 2013, we recorded charge-offs totaling zero and $31.3 million comprised primarily of loans modified in TDRs, respectively. During the three and nine months ended September 30, 2012, we recorded charge-offs totaling $9.9 million and $12.0 million, respectively, comprised primarily of loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

The following table summarizes the changes in our loans held for sale balance for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Loans Held for Sale:
Beginning balance	$117,538	$183,934	$128,289	$317,332
Transfers in	239,200	23,955	316,003	86,969
Transfers out	—	(48,992)	—	(114,871)
Sales, paydowns, restructurings and other	(41,634)	(28,309)	(120,538)	(152,778)
Lower of cost or estimated fair value adjustment(1)	(2,792)	7,358	(11,442)	1,294
Net carrying value	$312,312	$137,946	$312,312	$137,946

(1)         Represents the recorded net adjustment to earnings for the respective period.

As of September 30, 2013, we had $312.3 million of loans held for sale, an increase of $184.0 million from December 31, 2012 primarily due to the transfer of certain loans from held for investment to loans held for sale.

During the three and nine months ended September 30, 2013, we transferred $239.2 million and $316.0 million amortized cost amount, respectively, of loans from held for investment to held for sale. During the three and nine months ended September 30, 2012, we transferred $24.0 million and $87.0 million, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during both the three and nine months ended September 30, 2013, we did not transfer any loans from held for sale back to loans held for investment. During the three and nine months ended September 30, 2012, we transferred $49.0 million and $114.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
Lower of cost or estimated fair value:
Beginning balance	$(22,069)	$(55,914)	$(14,047)	$(50,906)
Sale, paydown and restructure of loans held for sale	18	37,643	646	38,264
Transfer of loans to held for investment	—	2,578	—	3,014
Declines in estimated fair value	(2,792)	(219)	(15,457)	(21,886)
Recoveries in estimated fair value	—	5,816	4,015	21,418
Ending balance	$(24,843)	$(10,096)	$(24,843)	$(10,096)

We recorded a $2.8 million and $11.4 million net charge to earnings for the three and nine months ended September 30, 2013, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $312.3 million as of September 30, 2013. We recorded a $7.4 million and $1.3 million reduction to the lower of cost or estimated fair value adjustment during the three and nine months ended September 30, 2012, respectively, for certain loans held for sale, which had a carrying value of $137.9 million as of September 30, 2012.

Concentration Risk

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2013, approximately 47% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.8 million or approximately 15% of the aggregated amortized cost basis of our corporate loans. As of December 31, 2012, approximately 46% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and Modular Space Corporation, which combined represented $1.0 billion, or approximately 16% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $458.9 million and $466.1 million as of September 30, 2013 and December 31, 2012, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets.

The following table summarizes our corporate debt securities portfolio stratified by type as of September 30, 2013 and December 31, 2012:

Corporate Debt Securities

(Amounts in thousands)

	September 30, 2013(1)				December 31, 2012(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$202,865	$185,226	$178,355	$185,226	$218,872	$211,716	$201,360	$211,716
Senior unsecured	223,480	221,124	202,094	221,124	191,737	183,003	169,961	183,003
Subordinated	32,536	33,939	30,751	33,939	55,453	54,959	51,491	54,959
Total	$458,881	$440,289	$411,200	$440,289	$466,062	$449,678	$422,812	$449,678

(1)                                  In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the condensed consolidated statements of operations.

As of September 30, 2013, $414.6 million par amount, or 90.3%, of our corporate debt securities portfolio was fixed rate and $44.3 million par amount, or 9.7%, was floating rate. In addition, as of September 30, 2013, $27.3 million par amount, or 6.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 85.9% was denominated in Euros. As of December 31, 2012, $395.4 million, or 84.8%, of our corporate debt securities portfolio was fixed rate and $70.7 million, or 15.2%, was floating rate. In addition, as of December 31, 2012, $21.5 million par amount, or 4.6%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 81.8% was denominated in Euros.

As of September 30, 2013, our fixed rate corporate debt securities had a weighted average coupon of 8.1% and a weighted average years to maturity of 5.3 years, as compared to 9.2% and 4.6 years, respectively, as of December 31, 2012. As of September 30, 2013 and December 31, 2012, our fixed rate corporate debt securities included $37.7 million and $14.2 million par amount of zero-coupon securities, respectively. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 10.5% as of September 30, 2013 and 8.2% as of December 31, 2012, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 9.5% as of September 30, 2013 and 7.3% as of December 31, 2012. The weighted average years to maturity of our floating rate corporate debt securities was 3.2 years and 3.0 years as of September 30, 2013 and December 31, 2012, respectively.

During the three and nine months ended September 30, 2013, we recorded $5.0 million and $17.5 million, respectively, of impairment losses for corporate debt securities that we determined to be other-than-temporarily impaired. Comparatively, during the three and nine months ended September 30, 2012, we recorded $7.4 million and $8.2 million, respectively, of impairment losses for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

As of September 30, 2013, we had a corporate debt security from one issuer in default with an estimated fair value of $23.6 million, which was on non-accrual status. As of December 31, 2012, we had no corporate debt securities in default.

Concentration Risk

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2013, approximately 50% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by NXP Semiconductor NV, Avaya, Inc. and Catalina Marketing Corp, which combined represented $82.9 million, or approximately 19% of the estimated fair value of our corporate debt securities. As of December 31, 2012, approximately 51% of the estimated fair value of our corporate debt securities was concentrated in ten issuers, with the three largest concentrations of corporate debt securities issued by Sanmina Corporation, Avaya Inc. and iPayment, Inc., which combined represented $87.0 million, or approximately 19% of the estimated fair of value of our corporate debt securities.

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

Working Interests

Our natural resources holdings include non-operated working interests in producing oil and natural gas fields located in Louisiana, Mississippi and Texas. As of September 30, 2013 and December 31, 2012, the working interests had a net carrying value of $335.3 million and $249.7 million, respectively. These interests are in proved developed, proved undeveloped and unproved properties, with the majority of our exposure to natural gas, followed by oil and then NGL. The acquisition of certain working interests was partially financed with borrowings through our 2015 Natural Resources Facility, which had $48.5 million outstanding as of September 30, 2013.

During 2013, we funded approximately $83.1 million for new and existing transactions, including the purchase of an interest in certain undeveloped Eagle Ford acreage in Texas for future development.

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

Royalty Interests

In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties. We have approximately 331 and 220 gross productive wells as of September 30, 2013 and December 31, 2012, respectively, in which we own an overriding royalty interest only, and the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of September 30, 2013 and December 31, 2012, had net carrying values of $42.9 million and $47.3 million, respectively.

Equity Holdings

Equity investments carried at estimated fair value primarily consist of private equity investments. As of September 30, 2013, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $2.6 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $156.1 million and an estimated fair value of $191.2 million. In comparison, as of December 31, 2012, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $1.6 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $140.7 million and an estimated fair value of $161.6 million.

Interests in Joint Ventures and Partnerships Holdings

As of September 30, 2013, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate cost amount of $319.0 million and estimated fair value of $332.9 million. As of December 31, 2012, our interests in joint ventures and partnerships had an aggregate cost amount of $137.6 million and estimated fair value of $142.5 million.

Shareholders’ Equity

Our shareholders’ equity at September 30, 2013 and December 31, 2012 totaled $2.5 billion and $1.8 billion, respectively. Included in our shareholders’ equity as of September 30, 2013 and December 31, 2012 is accumulated other comprehensive loss totaling $29.7 million and $70.2 million, respectively.

Our average common shareholders’ equity and return on average common shareholders’ equity for the three and nine months ended September 30, 2013 was $2.1 billion and 6.1% and $2.1 billion and 13.1%, respectively. Our average shareholders’ equity and return on average shareholders’ equity for the three and nine months ended September 30, 2012 was $1.8 billion and 25.4% and $1.8 billion and 20.6%, respectively. Return on average common shareholders’ equity is defined as net income available to common shareholders divided by weighted average common shareholders’ equity.

Our book value per common share as of September 30, 2013 and December 31, 2012 was $10.42 and $10.31, respectively, and was computed based on 204,824,159 and 178,437,078 common shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.

Distributions

Preferred Shareholders

On September 24, 2013, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on October 15, 2013 to preferred shareholders as of the close of business on October 8, 2013.

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

Common Shareholders

On October 23, 2013, our board of directors declared a cash distribution for the quarter ended September 30, 2013 of $0.22 per share to common shareholders of record on November 6, 2013. The distribution is payable on November 20, 2013.

On July 23, 2013, our board of directors declared a cash distribution for the quarter ended June 30, 2013 of $0.21 per share to common shareholders of record on August 6, 2013. The distribution was paid on August 20, 2013.

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

Common Shares and Restricted Shares

On August 9, 2013, the Compensation Committee of our board of directors granted to our non-employee directors 39,288 restricted common shares subject to graded vesting over three years with the final vesting date of August 9, 2016.

On March 1, 2013, we repurchased and cancelled 25,204 of our common shares in connection with the satisfaction of tax withholding obligations related to common shares previously awarded to certain of our officers and vesting on that date. Also on the same date, we issued 30,000 shares in connection with funding this repurchase.

On February 14, 2013, the Compensation Committee of our board of directors granted our Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016.

During the first quarter of 2013, $172.5 million of our 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”) had been tendered for conversion, which were settled with 26.1 million shares. See “Sources of Funds” below for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we will continue to evaluate opportunities to issue incremental capital. This may include taking advantage of market opportunities to issue equity or refinance or replace indebtedness, including the issuance of new debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. As of September 30, 2013, we had unrestricted cash and cash equivalents totaling $222.0 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization (“OC Test”) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, as of September 30, 2013, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (“IC”) tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

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

Cash Flow CLO Transactions

As of September 30, 2013, we had eight Cash Flow CLO transactions outstanding. An affiliate of our Manager owns an interest in the junior notes of both CLO 2007-1 and CLO 2007-A. The aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager is $193.9 million as of September 30, 2013 and is reflected as collateralized loan obligation junior secured notes to affiliates on our condensed consolidated balance sheets.

In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

On September 27, 2013, we amended the CLO 2011-1 Agreement to upsize the transaction by $300.0 million, of which CLO 2011-1 is now able to borrow up to an incremental $225.0 million. Under the amended CLO 2011-1 Agreement, CLO 2011-1 matures on August 15, 2020 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of three-month LIBOR plus 1.35%.

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

The following table summarizes the PVR Test for CLO 2011-1. This information is based on the September 2013 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$321,552
Par value test minimum	120.0%
Par value test ratio	161.4%
Cushion / (Excess)	$110,165
Par value portfolio collateral value	$429,685
Outstanding loan balance	$266,266

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

If an asset is in default, the indenture for each CLO transaction defines the value used to determine the collateral value, which value is the lower of the market value of the asset or the recovery value proscribed for the asset based on its type and rating by Standard & Poor’s or Moody’s.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of September 30, 2013, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs. This information is based on the September 2013 monthly reports, which are prepared by the independent third party trustee for each CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the September 2013 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the September 2013 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A	CLO 2012-1	CLO 2013-1
Investments	$399,462	$534,571	$765,768	$3,363,619	$760,457	$400,568	$503,243
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%	115.0%	115.0%
Actual senior IC ratio	761.6%	1,155.1%	426.9%	555.6%	812.2%	284.1%	242.7%
CCC amount	$72,835	$84,647	$147,371	$422,847	$151,218	$996	$7,180
CCC percentage of portfolio	18.2%	15.8%	19.2%	12.6%	19.9%	0.2%	1.4%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%	113.2%	114.5%
Actual senior OC Test	265.7%	180.6%	213.0%	181.5%	197.2%	121.4%	123.3%
Cushion / (Excess)	$206,999	$164,686	$231,521	$398,265	$274,951	$27,008	$36,083
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%	n/a	n/a
Actual subordinated OC Test	138.0%	135.9%	161.9%	126.4%	132.8%	n/a	n/a
Cushion / (Excess)	$86,555	$110,226	$208,744	$161,549	$120,674	n/a	n/a

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

As of September 30, 2013, we had no borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facilities

On May 15, 2013, our 2015 Natural Resources Facility, maturing on November 5, 2015, was adjusted and reduced to $100.9 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us. As of September 30, 2013, we had $48.5 million of borrowings outstanding under the 2015 Natural Resources Facility.

In addition, on February 27, 2013, we entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On August 1, 2013, the 2018 Natural Resources Facility was adjusted and increased to $20.0 million. We have the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to us. As of September 30, 2013, we had no borrowings outstanding under the 2018 Natural Resources Facility.

As of September 30, 2013, we believe we were in compliance with the covenant requirements for our credit facilities discussed above.

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

Off-Balance Sheet Commitments

As of September 30, 2013, we had committed to purchase corporate loans with an aggregate par amount totaling $209.7 million. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of September 30, 2013, we had unfunded financing commitments totaling $5.0 million for corporate loans.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to range from approximately $290 million to $300 million as of September 30, 2013, whereby approximately 22% was related to our natural resources segment, 52% was related to our credit segment and 26% was related to our other segment.

As of September 30, 2013, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $231.7 million. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. As of September 30, 2013, we also had financial guarantees related to our natural resources investments totaling $17.9 million.

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

We do not treat our interests in majority-owned subsidiaries that are outside of the general definition of an investment company or that rely on Section 3(c)(5)(A), (B), (C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act as investment securities when calculating our 40% test.

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

In addition, we anticipate that one or more of our subsidiaries, will qualify for an exception from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, and/or Section 3(c)(5)(B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services and, in each case, the entities are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates.  In order to rely on Sections 3(c)(5)(A) and (B) and be deemed “primarily engaged” in the applicable businesses, at least 55% of an issuer’s assets must represent investments in eligible loans and receivables under those sections. We intend to treat as qualifying assets for purposes of these exceptions the purchases of loans and leases representing part or all of the sales price of equipment and loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and maritime and infrastructure projects or improvements.  We intend to rely on guidance published by the SEC or its staff in determining which assets are deemed qualifying assets.

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

We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(A), (B), (C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(A), (B), (C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the “3a-7 Release”). The SEC, in the 3a-7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a-7 and indicated various steps it may consider taking in connection with Rule 3a-7, although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff’s interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5)(C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of September 30, 2013, $276.9 million par amount, or 3.9%, of our corporate debt portfolio was denominated in foreign currencies, of which 71.6% was denominated in Euros. In addition, as of September 30, 2013, $122.7 million aggregate cost, or 25.2%, of other assets, which includes our equity investments at estimated fair value and interests in joint ventures and partnerships, was denominated in foreign currencies, of which 19.8% was denominated in Euros and 23.6% was denominated in Canadian dollars.

Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of September 30, 2013, the net contractual notional balance of our foreign exchange options and forward contracts totaled $163.3 million, all of which related to certain of our foreign currency denominated corporate debt holdings. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of September 30, 2013, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(14,929)
Increase of 2.0%	$5,370
Increase of 3.0%	$25,670
Increase of 4.0%	$45,970
Increase of 5.0%	$66,269

As of September 30, 2013, approximately 58.7% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.2%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 1% and 2% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our interest rate swaps was $485.8 million as of September 30, 2013. Of the $485.8 million, $360.8 million was related to two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held as of September 30, 2013 (amounts in thousands):

	As of September 30, 2013
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$485,833	$(52,332)
Free-Standing Derivatives:
Commodity swaps	—	4,330
Credit default swaps—protection purchased	(109,953)	(1,665)
Foreign exchange forward contracts	(293,457)	(23,174)
Foreign exchange options	130,207	7,931
Common stock warrants	—	4,541
Total rate of return swaps	—	729
Options	—	8,880
Total		$(50,760)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of September 30, 2013 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Interest rate swaps	$(2,847)	$—	$(11,911)	$(37,574)	$(52,332)
Free-Standing Derivatives:
Commodity swaps	625	3,616	89	—	4,330
Credit default swaps—protection purchased	(44)	—	(1,621)	—	(1,665)
Foreign exchange forward contracts	(18,445)	(3,581)	(1,148)	—	(23,174)
Foreign exchange options	7,931	—	—	—	7,931
Total rate of return swaps	—	—	—	729	729
Total	$(12,780)	$35	$(14,591)	$(36,845)	$(64,181)

Commodity Price Risk

Certain of our natural resources holdings, including our working interests in producing oil and natural gas fields are subject to fluctuations in the prices of oil, natural gas and NGL, which may cause our revenues and cash flows to be volatile. As of September 30, 2013, natural gas comprised approximately 48% of our total working interest reserves, while NGL and oil comprised approximately 20% and 32%, respectively. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into, and expect to continue to use, commodity swaps for our working interests. Our policy has been to hedge a substantial portion of the total estimated oil, natural gas and NGL production on our working interests for a specified amount of time. We currently use receive-fixed, pay-floating commodity derivative contracts, specifically oil, natural gas and certain NGL product swaps, for certain years through 2016. Our unhedged production may expose us to commodity price declines or alternatively, provide the potential upside from commodity price increases. Our price hedging strategy and future hedging transactions, including the prices at which we hedge our production, are dependent upon several factors, including expected production and commodities prices at the time we enter into these transactions.

We do not designate any of our commodity derivatives as cash flow hedges for accounting purposes. As such, the changes in fair value of these instruments are recorded in current period earnings. For the three and nine months ended September 30, 2013, we had less than $0.1 million and $1.0 million of commodity derivatives settlements, respectively, which are settled monthly. The estimated fair value of our commodity swaps as of September 30, 2013 totaled $4.3 million. As a significant portion of our commodity derivatives hedge the majority of our estimated natural gas proved developed producing (“PDP”) production through 2015, a 40% decrease in the future prices of natural gas as compared to the future prices at September 30, 2013 would result in an estimated unhedged PDP production value decrease of approximately $3.1 million or less for any year through 2015. In addition, as we hedge a substantial portion of our estimated total proved oil production through 2014, a 40% decrease in the future price of oil as compared to the future price at September 30, 2013 would result in an estimated unhedged total proved production value decrease of approximately $33.5 million or less for any year through 2014. While this decline represents an approximate potential loss, we ultimately have the option to continue participation or defer participation in drilling on certain properties based on the economics of each transaction.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2013 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2013, our non-employee directors deferred less than $0.1 million of cash compensation in exchange for 4,084 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. In addition, on August 20, 2013, our non-employee directors deferred $0.1 million of cash distribution in exchange for 11,224 phantom shares, respectively, pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof.

On August 9, 2013, the Compensation Committee of our board of directors granted to our non-employee directors 39,288 restricted common shares pursuant to our 2007 Share Incentive Plan. Each of these grants vests in one-third increments on the first three anniversaries of the date of grant. In addition, on August 9, 2013, our non-employee directors deferred $0.4 million of restricted common shares for 33,675 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof. For further discussion of the 2007 Share Incentive Plan, see “Item 1. Financial Statements—Note 11. Shareholders’ Equity” of this Quarterly Report on Form 10-Q.

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

Date: November 6, 2013