Form 10-K
period 2013-12-31
KKR Financial Holdings LLC
filed 2014-02-27
CIK 1386926

Use these links to rapidly review the document

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES Index to Consolidated Financial Statements
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the common shares held by non-affiliates of the registrant as of June 30, 2013 was $2,095,884,047, based on the closing price of the common shares on such date as reported on the New York Stock Exchange.

         The number of shares of the registrant's common shares outstanding as of February 20, 2014 was 204,824,159.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 2014 Annual Shareholders' Meeting to be filed within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        This Annual Report on Form 10-K contains a summary of some of the terms of our operating agreement and our Management Agreement. Those summaries are not complete and are subject to, and qualified in their entirety by reference to, all of the provisions of our operating agreement and the Management Agreement. A copy of our operating agreement is included as an exhibit to the quarterly report on Form 10-Q that we filed with the SEC on August 6, 2009, a copy of Amendment No. 1 thereto is included as an exhibit to the annual report on Form 10-K that we filed with the SEC on March 1, 2010, a copy of Amendment No. 2 is included as an exhibit to the current report on Form 8-K that we filed with the SEC on January 11, 2013 and a copy of a share designation amending our operating agreement is included as an exhibit to the current report on Form 8-K that we filed with the SEC on January 17, 2013. A copy of our Management Agreement is included as an exhibit to the current report on Form 8-K that we filed with the SEC on May 4, 2007, a copy of the first amendment thereto is included as an exhibit to the current report on Form 8-K that we filed with the SEC on June 15, 2007 and a copy of the second amendment thereto is included as an exhibit to the annual report on Form 10-K that we filed with the SEC on February 28, 2013. Copies of all such reports and exhibits are available on the SEC website at www.sec.gov.

 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain information contained in this Annual Report on Form 10-K constitutes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections, including, but not limited to, statements regarding the closing of our merger with KKR, our deployment of capital among our strategies, our tax treatment and that of certain of our subsidiaries, the level of future collateralized loan obligation investments, our liquidity and the potential to issue future capital or refinance or replace existing indebtedness. Pursuant to those sections, we may obtain a "safe harbor" for forward-looking statements by identifying and accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words "believe," "anticipate," "intend," "aim," "expect," "strive," "plan," "estimate," and "project," and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

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

        The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

KKR FINANCIAL HOLDINGS LLC
2013 FORM 10-K ANNUAL REPORT

GLOSSARY OF TERMS

        The following is a description of the meanings of certain terms that are used in this report and may be used in the financial services and oil and gas industries.

        Basin.    A large area with a relatively thick accumulation of sedimentary rocks.

        Bbl.    One stock tank barrel or 42 United States ("U.S.") gallons liquid volume.

        Bbls/d.    Bbls per day.

        Bcf.    One billion cubic feet.

        Bcfe.    One billion cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

        Btu.    One British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.

        Collateralized loan obligations.    A special purpose vehicle set up to hold and manage pools of leveraged loans and bonds that serve as collateral. The special-purpose vehicle is financed with multiple tranches of debt that have rights to the collateral and payment stream in descending order.

        Developed acreage.    Acreage consisting of leased acres spaced or assignable to productive wells.

        Development well.    A well drilled within the proved area of a reservoir to the depth of a stratigraphic horizon (rock layer or formation) known to be productive for the purpose of extracting proved crude oil or natural gas reserves.

        Derivative instrument.    A financial instrument or contract with another party (counterparty) that is designed to meet any of a variety of risk management objectives, including those related to fluctuations in interest rates, currency exchange rates or commodity prices. Options, forwards and swaps are the most common derivative instruments we employ.

        Dry hole or well.    An exploratory or development well found to be incapable of producing either crude oil or natural gas in sufficient quantities to justify completion as a crude oil or natural gas well.

        Exploratory well.    A well drilled to find and produce crude oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be producing crude oil or natural gas in another reservoir, or to extend a known reservoir.

        Field.    An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

        Gross acres.    The number of acres in which we own a gross working interest.

        Gross wells.    A well in which we own a working interest.

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

        Mcfe/d.    Mcfe per day.

        MMBbls.    One million barrels of oil or other liquid hydrocarbons.

        MMBtu.    One million British thermal units.

        MMMBtu.    One billion British thermal units.

        Net acres.    Represent our percentage ownership of gross acreage. Net acres are deemed to exist when the sum of fractional ownership working interests in gross acres equals one (e.g., a 10% working interest in a lease covering 640 gross acres is equivalent to 64 net acres).

        Net wells.    A net well is deemed to exist when the sum of fractional ownership working interests in gross wells equals one.

        NGL.    Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

        Overriding royalty interest.    A non-cost bearing interest in the production from a well that is carved out of the working interest. It expires when the underlying oil and/or natural gas lease expires.

        Reinvestment period.    Period in a collateralized loan obligation transaction during which principal proceeds from the collateral can generally be reinvested in new collateral assets. This period is typically four to seven years long.

        Productive well.    A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceeds production expenses and taxes (e.g., an exploratory or a development well that is not a dry hole).

        Proved developed reserves ("PDPs").    Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Additional reserves expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included in "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

        Proved undeveloped reserves ("PUDs").    Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Estimates for PUDs are not attributed to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.

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

PART I

ITEM 1.    BUSINESS

OUR COMPANY

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (our "Manager") with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity with a focus on specialty lending. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.

        The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of December 31, 2013, our CLO transactions consisted of eight CLO transactions, KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1"), KKR Financial CLO 2012-1, Ltd. ("CLO 2012-1") and KKR Financial CLO 2013-1, Ltd. ("CLO 2013-1") (collectively the "Cash Flow CLOs"). On January 23, 2014, we closed our ninth CLO transaction, KKR Financial CLO 2013-2, Ltd. ("CLO 2013-2"). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

OUR MANAGER

        Our Manager is a wholly- owned subsidiary of KKR Asset Management LLC ("KAM"), pursuant to a management agreement (the "Management Agreement"). KAM is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

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

PROPOSED MERGER WITH KKR & CO.

        On December 16, 2013, we announced the signing of a definitive merger agreement pursuant to which KKR & Co. L.P. ("KKR & Co.") has agreed to acquire all of KFN's outstanding common shares through an exchange of equity through which our shareholders will receive 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN. The transaction is subject to approval by our common shareholders, customary regulatory approvals and other customary closing conditions, as well as the satisfaction of other certain conditions specified in the merger agreement. The merger agreement contains certain termination rights for both KFN and KKR & Co., and provides that under certain circumstances, KFN will be required to pay a termination fee of $26.25 million to KKR & Co. or will be required to reimburse KKR & Co. for its expenses up to $7.5 million. Subject to certain exceptions, KFN's board of directors has agreed not to withhold, modify or qualify in a manner adverse to KKR & Co. the recommendation of the board that KFN's shareholders approve the merger agreement.

        Upon closing of the transaction, which is expected to occur in the first half of 2014, we will become a subsidiary of KKR & Co. Our 7.375% Series A LLC Preferred Shares ("Series A LLC Preferred Shares"), senior notes and junior subordinated notes will remain outstanding following the merger. Accordingly, we will remain a registered filer under the Securities Exchange Act of 1934.

        Pursuant to the merger agreement, upon the effective time of the merger, (i) each outstanding option to purchase a KFN common share will be cancelled and converted into the right to receive an amount in cash equal to the excess of the cash value of the number of KKR & Co. common units that a holder of one KFN common share would be entitled to in the merger over the exercise price per KFN common share subject to such option, (ii) each outstanding restricted KFN common share will be converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN's Non-Employee Directors' Deferred Compensation and Share Award Plan will be converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remain subject to the terms of the plan.

        Under the terms of the merger agreement, we have agreed to conduct our business in the ordinary course and in a manner consistent in all material respects with past practice, subject to certain conditions and restrictions including, but not limited to the entry into certain material contracts or the incurrence of certain indebtedness. In addition, we are restricted in the amount of distributions that we can pay to our common shareholders without the prior consent of KKR & Co. In particular, we may not declare a quarterly distribution in excess of $0.22 per common share without KKR & Co.'s prior consent. The merger agreement also requires that we and KKR & Co. coordinate the timing of the declaration of distributions on our respective common equity prior to the closing of the merger so that, in any quarter, a holder of our common shares will not receive distributions in respect of both KFN common shares and in respect of the KKR & Co. common units that such holder will receive in the merger.

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

        As of December 31, 2013, we determined that we operate our business through multiple reportable business segments, which are differentiated primarily by their investment focuses, as follows:

  •
  Credit ("Credit"): The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, private and public equity investments, and distressed and stressed debt securities.

  •
  Natural resources ("Natural Resources"): The Natural Resources segment consists of non-operated working and overriding royalty interests in oil and natural gas properties. For segment reporting purposes, the Natural Resources segment excludes private equity and interests in joint ventures and partnerships focused on the oil and gas sector, which are included in Credit.

  •
  Other ("Other"): The Other segment includes all other portfolio holdings, consisting solely of commercial real estate.

        The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker. For further financial information related to our segments, refer to "Item 8. Financial Statements and Supplementary Data—Note 15. Segment Reporting."

        We currently expect future capital deployment to be focused on our credit-oriented strategies, consisting of the following: bank loans and high yield securities primarily through CLO subsidiaries; opportunistic credit, which consists primarily of special situations and mezzanine opportunities; and equity interests in specialty lending businesses. We also currently expect that capital deployment outside of these strategies, for example in natural resources and real estate, will generally be limited to funding our existing positions rather than incremental opportunities.

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

Tax Consequences of Investments in Natural Resources and Real Estate

        As referenced above, we have made certain investments in natural resources and real estate. It is likely that the income from natural resources investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not "United States persons" within the meaning of Section 7701(a)(30) of the Code. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with the conduct of a United States trade or business. In addition, if any REIT subsidiary in which we own an interest recognizes gain on the disposition of a United States real property interest, or if we recognize gain on the disposition of a United States real property interest that we hold through a pass-through entity (including gain from the sale of stock in a REIT subsidiary that invests primarily in real estate), such gain will be treated as effectively connected with the conduct of a United States trade or business. Further, our investments in real estate through pass-through entities may generate operating income that is treated as effectively connected with the conduct of a United States trade or business.

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

        In addition, all holders of our shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Kansas, Louisiana, Mississippi, North Dakota, Ohio, Oklahoma, Pennsylvania and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

        For holders of our shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a "qualified publicly traded partnership" for purposes of the income and asset diversification tests that apply to regulated investment companies. Although the calculation of our gross income for purposes of this test is not entirely clear, if our calculation of gross income is respected, it is likely that we will not be treated as a "qualified publicly traded partnership" for our 2013 tax year. No assurance can be provided that we will or will not be treated as a "qualified publicly traded partnership" in 2014 or any future year.

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

        In addition, we anticipate that one or more of our subsidiaries, will qualify for an exception from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, and/or Section 3(c)(5)(B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services and, in each case, the entities are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates. In order to rely on Sections 3(c)(5)(A) and (B) and be deemed "primarily engaged" in the applicable businesses, at least 55% of an issuer's assets must represent investments in eligible loans and receivables under those sections. We intend to treat as qualifying assets for purposes of these exceptions the purchases of loans and leases representing part or all of the sales price of equipment and loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and maritime and infrastructure projects or improvements. We intend to rely on guidance published by the SEC or its staff in determining which assets are deemed qualifying assets.

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

        We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(A), (B), (C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority-owned, excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(A), (B), (C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the "3a-7 Release"). The SEC, in the 3a-7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a-7 and indicated various steps it may consider taking in connection with Rule 3a-7, although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5)(C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.

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

        The Management Agreement expires on December 31, 2014 and is automatically renewed for a one-year term on such date and each anniversary date thereafter, unless terminated. Our independent directors review our Manager's performance annually and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

        During the year ended December 31, 2013, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee ("Fee Credits"). Specifically, as described in further detail under "The Collateral Management Agreements" below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee. For some of these CLOs, we hold less than 100% of the subordinated notes, with the remainder held by third parties. As a result, the amount of Fee Credits for each applicable CLO was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO's subordinated notes.

        In addition, during 2013, we invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, our Manager agreed to reduce the base management fee payable to our Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. Separately, certain third-party expenses were accrued by us in the fourth quarter of 2013 in connection with the KKR acquisition proposal and were used to reduce the base management fees payable to our Manager in an amount equal to such third-party expenses. For the year ended December 31, 2013, $25.0 million of net base management fees were earned by our Manager.

        Our Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as our common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, our Manager permanently waived approximately $8.8 million of base management fees during each of the years ended December 31, 2013, 2012 and 2011.

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

        We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. The expenses required to be paid by us include, but are not limited to, rent, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors' and officers' liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our shareholders, the costs of printing and mailing proxies and reports to our shareholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors, costs incurred by employees of our Manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we will be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Except as noted above, our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including compensation of our Manager's employees and other related expenses, except that we may elect to have our Manager allocate expenses among us and our subsidiaries, in which case expenses would be paid directly by each entity that received an allocation. For the year ended December 31, 2013, we incurred reimbursable expenses to our Manager of $9.8 million.

        Incentive Compensation.    In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (i) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted average share of our common shares for such quarter, exceeds (b) an amount equal to (A) the weighted average of the price per share of the common stock of KKR Financial Corp. in its August 2004 private placement and the prices per share of the common stock of KKR Financial Corp. in its initial public offering and any subsequent offerings by KKR Financial Holdings LLC multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of our common shares outstanding in such quarter. The foregoing calculation of incentive compensation will be adjusted to exclude special one-time events pursuant to changes in GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. In addition, any shares that by their terms are entitled to a specified periodic distribution, including our Series A LLC Preferred Shares, will not be treated as shares, nor included as shares offered or outstanding, for the purpose of calculating incentive compensation, and instead the aggregate distribution amount that accrues to these shares during the fiscal quarter of such calculation will be subtracted from our Net Income, before incentive compensation for purposes of clause (i)(A). The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: "Net Income" will be determined by calculating the net income available to shareholders before non-cash equity compensation expense, in accordance with GAAP; and "Ten Year Treasury Rate" means the average of weekly average yield to maturity for United States Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

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

        For the year ended December 31, 2013, $22.7 million of incentive fees were earned by our Manager.

The Collateral Management Agreements

        An affiliate of our Manager entered into separate management agreements with the respective investment vehicles for all of our Cash Flow CLOs pursuant to which it is entitled to receive fees for the services it performs as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

Fees Waived

        During the year ended December 31, 2013, the collateral manager waived aggregate CLO management fees totaling $19.7 million for all CLOs, except for CLO 2005-1 and CLO 2012-1, and for partial periods for CLO 2007-1 and CLO 2007-A.

Fees Charged and Fee Credits

        During the year ended December 31, 2013, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the monthly base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these three CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO's subordinated notes.

        During the year ended December 31, 2013, we recorded aggregate collateral management fees expense totaling $17.3 million for CLO 2005-1, CLO 2007-1, CLO 2007-A and CLO 2012-1, of which we received Fee Credits totaling $10.0 million to offset the monthly base management fees payable to our Manager.

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

        We hold equity interests in certain subsidiaries that have elected or intend to elect to be taxed as real estate investment trusts ("REITs") under the Code. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the year ended December 31, 2013 were recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders.

        CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, KKR Financial CLO 2009-1, Ltd. and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

REIT MATTERS

        We own equity interests in entities that have elected or intend to elect to be taxed as REITs. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT's total assets must be "real estate assets" as defined in the Code. The Code also requires that each year at least 75% of a REIT's gross income come from real estate sources and at least 95% of a REIT's gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2013, we believe our REITs were in compliance with all requirements necessary to be taxed as a REIT. However, the sections of the Code and the corresponding United States Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and qualification and taxation as a REIT depends upon the ability to meet various qualification tests imposed under the Code (such as those described above), including through actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that any REIT in which we own an equity interest will be deemed to have been organized and to have operated, or to continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.

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

REGULATION OF THE OIL AND NATURAL GAS INDUSTRY

        We have made and may continue to make investments in the oil and natural gas industry. The operations underlying these investments are substantially affected by federal, state and local laws and regulations. In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations, including those relating to the transportation of oil and natural gas. All of the jurisdictions in which we own properties for oil and natural gas production have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process and the abandonment of wells. The operations underlying our investments are also subject to various conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil and natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.

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

IRAN SANCTIONS RELATED DISCLOSURE

        Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" knowingly engaged in certain specified activities during the period covered by the report. We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2013. We note, however, that KKR & Co., an affiliate of our Manager, has informed us that it has included the disclosure reproduced below (relating to a company in which its private equity funds have invested) in Exhibit 99.1 to its annual report on Form 10-K as filed with the SEC on February 24, 2014 as required by Section 13(r) of the Exchange Act (the "KKR Disclosure").

  KKR Disclosure:

        "As previously reported in our quarterly report on Form 10-Q for the quarter ended March 31, 2013, a European subsidiary of a portfolio company in which our private equity funds have invested provided certain limited disaster recovery services and hosted co-location of some hardware at the portfolio company's premises in London for Bank Saderat PLC, a bank incorporated and based in the United Kingdom. The company has informed us that the gross revenue and net profits attributable to these activities was less than £5,000 each for the quarter ended March 31, 2013. We have been advised that the subsidiary terminated this contract in the first quarter of 2013, and the portfolio company does not otherwise intend to enter into any Iran-related activity."

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

RISKS RELATED TO OUR PROPOSED MERGER WITH KKR & CO.

We and KKR & Co. may be unable to obtain the regulatory clearances required to complete the merger or, in order to do so, we and KKR & Co. may be required to comply with material restrictions or satisfy material conditions.

        The merger is subject to review by the Antitrust Division of the Department of Justice and the Federal Trade Commission under the HSR Act, and potentially state regulatory authorities. The closing of the merger is subject to the condition that there be no outstanding judgment, injunction, order or decree by a governmental authority prohibiting or enjoining the merger or the other transactions contemplated by the merger agreement. We can provide no assurance that all required regulatory clearances will be obtained. If a governmental authority asserts objections to the merger, KKR & Co. may be required to divest some assets in order to obtain antitrust clearance. There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust approval. In addition, the merger agreement provides that KKR & Co. is not required to take any action or accept any restriction if it would reasonably be expected to require that KKR & Co., KFN or their subsidiaries or affiliates dispose of or hold separate any material business or assets or would reasonably be expected to result in any material limitations on KKR & Co., KFN or their subsidiaries or affiliates to own and operate all or a material portion of their businesses or assets. If KKR & Co. must take such actions, it could be detrimental to it or to the combined organization following the consummation of the merger. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed merger or imposing additional costs on or limiting the revenues of the combined organization following the consummation of the merger.

        Even if the parties receive early termination of the statutory waiting period under the HSR Act or the waiting period expires, the Antitrust Division or the FTC could take action under the antitrust laws to prevent or rescind the merger, require the divestiture of assets or seek other remedies. Additionally, state attorneys general could seek to block or challenge the merger as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. KKR & Co. may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

Pending the completion of the merger, our business and operations could be materially adversely affected.

        Under the terms of the merger agreement with KKR & Co., we are subject to certain restrictions on the conduct of our business prior to the completion of the merger, which may adversely affect our ability to execute certain of our business strategies, including our ability in certain cases to enter into contracts or to incur indebtedness, which may affect our liquidity. The merger agreement also restricts our ability to initiate, solicit or knowingly encourage any inquiries with respect to, or negotiate or provide confidential information or data relating to, any proposal or offer for a competing acquisition proposal with any person. Under the merger agreement, in the event of a potential change by our board of directors of its recommendation with respect to the proposed merger in light of a superior proposal, we must provide KKR & Co. with four days' notice to allow KKR & Co. to propose an adjustment to the terms of the merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if the third party were prepared to pay consideration with a higher per share market value than the market value proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination payment that may become payable in specified circumstances.

We will incur substantial transaction-related costs in connection with the merger.

        We expect to incur a number of non-recurring transaction-related costs associated with completing the merger and combining the operations of KKR & Co. and KFN. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred.

Failure to complete the merger, or significant delays in completing the merger, could negatively affect the trading price of KFN common shares and other securities and our future business and financial results.

        Completion of the merger is not assured and is subject to risks, including the risks that approval of the merger by our common shareholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the merger is not completed, or if there are significant delays in completing the merger, the trading prices of our common shares and other securities and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

  •
  the parties may be liable for damages to one another under the terms and conditions of the merger agreement;

  •
  negative reactions from the financial markets, including declines in the price of our common shares and other securities due to the fact that current prices may reflect a market assumption that the merger will be completed;

  •
  having to pay certain significant costs relating to the merger, including in certain circumstances a termination payment of $26.25 million or reimbursement of KKR & Co.'s costs, fees and expenses up to $7.5 million; and

  •
  the attention of our Manager will have been diverted to the merger rather than our operations and pursuit of other opportunities that could have been beneficial to us.

Purported class action complaints have been filed against KFN, KFN's board of directors and the other parties to the merger agreement challenging the merger, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the proposed merger and result in substantial costs.

        Thirteen class action lawsuits are currently pending that challenge the merger. Each lawsuit names as defendants some or all of KFN, KKR & Co., the individual members of KFN's board of directors, and the other parties to the merger agreement. Among other remedies, the plaintiffs seek an injunction against the proposed merger, rescission, an accounting by defendants, damages, and attorneys' fees and costs. If these lawsuits are not dismissed or otherwise resolved, they could prevent and/or delay completion of the merger and result in substantial costs to KFN, including any costs associated with the indemnification of directors. Additional lawsuits may be filed in connection with the proposed merger. There can be no assurance that any of the defendants will prevail in the pending litigation or in any future litigation. The defense or settlement of any lawsuit or claim may adversely affect the combined organization's business, financial condition or results of operations.

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

        These economic conditions resulted in, and may in future again result in, significant declines in the values of nearly all asset classes. a serious lack of liquidity in the credit markets, increases in margin calls for investors, requirements that derivatives counterparties post additional collateral, redemptions by mutual and hedge fund investors and outflows of client funds across the financial services industry. Although the global financial markets continued to recover in 2013, there can be no assurance that these markets will continue to improve and persistently high unemployment rates in the United States, slow recovery in many real estate markets, recessions in a number of European nations and slowing growth in developing countries all highlight the fact that economic conditions are still unstable and unpredictable. If the overall business environment worsens, our results of operations may be adversely affected.

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

        Liquidity is essential to our business. Our liquidity could be substantially adversely affected by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruptions in the financial markets, the ongoing economic difficulties in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible downgrades in the credit ratings of U.S. debt, changes to tax laws, contractions or limited growth in the economy or negative views about corporate credit investing and the specialty finance industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could develop if we incur large trading losses, or we suffer a decline in the level of our business activity, among other reasons. During the pendency of the merger agreement, we are generally prohibited from incurring new indebtedness without the prior consent of KKR & Co. If we are unable to raise funding using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment and trading portfolios, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and may have a negative impact on the market price of our common shares and any other securities we may issue.

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

        We leverage a portion of our portfolio investments through borrowings, generally through the use of bank credit facilities and securitizations, including the issuance of CLOs, and other secured and unsecured borrowings. The percentage of leverage varies depending on our ability to obtain credit facilities and the lenders' and rating agencies' estimate of the stability of the portfolio investments' cash flow. As of December 31, 2013, the only contractual limitation on our ability to leverage our portfolio is a covenant contained in our revolving credit facility that our leverage ratio cannot exceed 1.5 to 1.0, computed on a basis that generally excludes the debt of variable interest entities that we consolidate under GAAP such as our CLO subsidiaries. Our ability to generate returns on our investments and make cash available for distribution to holders of our common shares would be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed.

We may change our investment strategies without shareholder consent, which may result in our making investments that entail more risk than our current investments

        Our investment strategy may evolve, in light of existing market conditions and investment opportunities, and this evolution may involve additional risks. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. We may not be successful in executing or managing the complexities of new investment strategies. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore reduce the stability of our distributions or have adverse effects on our financial condition. Changes in investment strategies may involve a number of risks, including that the expected results will not be achieved and that new strategies may draw capital or management attention from existing investments or otherwise conflict with or detract from the value of existing investments. A change in our investment strategy may also increase our exposure to interest rate, commodity, foreign currency, or credit market fluctuations as well as industry-specific risks. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

We make non-United States dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

        From time to time, we make investments that are denominated in foreign currencies. For example, as of December 31, 2013, $317.4 million par amount, or 4.3%, of our corporate debt portfolio was denominated in foreign currencies, of which 74.9% was denominated in Euros, and $133.3 million aggregate cost, or 23.5%, of interests in joint ventures and partnerships and other assets, which includes our equity investments at estimated fair value, was denominated in foreign currencies, of which 27.9% was denominated in Euros and 25.4% was denominated in the British pound sterling and 20.6% was denominated in Canadian dollars. A change in foreign currency exchange rates, in particular that of the euro relative to the U.S. dollar, may have an adverse impact on returns on any of these non-dollar denominated investments. For example, our returns on these investments may be adversely affected by events in Eurozone countries that could cause the euro to fall versus the dollar such as defaults on sovereign debt, rating downgrades, continued economic contraction, the need for further financial relief of impacted countries, successions from the Eurozone or the perception that any such event may occur. See "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risks" in Item 7A of this Annual Report for further information about our currency rate exposure.

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

        Our assets include below investment grade or unrated debt, including corporate loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt. Issuers of high yield or unrated debt may be highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield or unrated debt is often less liquid than investment grade rated debt.

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

        Our investment portfolio is and may continue to be concentrated in a limited number of companies and industries. This lack of diversification may subject our investment portfolio to more rapid changes in value than would be the case if our assets were more widely diversified. For example, as of December 31, 2013, the twenty largest issuers which we have invested in represented approximately 44% of our total debt investment portfolio on an estimated fair value basis. As a result, our results of operations, financial condition and ability to pay distributions to our shareholders may be adversely affected if a small number of borrowers default in their obligations to us or if we need to write down the value of any one investment. If such impairments exceed our recorded allowance for loan losses our net income will be adversely affected. Moreover, securities issued by some of our largest issuers are recorded at estimated fair value and our net income may be adversely affected if these fair value determinations are materially higher than the values that we ultimately realize upon disposal of such securities. Additionally, a downturn in any particular industry in which we are invested could also negatively impact our results of operations and our ability to pay distributions. For example, as of December 31, 2013, we had approximately 22% of our total debt investment portfolio on an estimated fair value basis in two industries—Healthcare, Education and Childcare and Diversified/Conglomerate Services.

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

        Our CLOs generally have periods during which, subject to certain restrictions, their managers can sell or buy assets at their discretion and can reinvest principal proceeds into new assets, commonly referred to as a "reinvestment period". Outside of a reinvestment period, the principal proceeds from the assets held in the CLO must generally be used to pay down the related CLO's debt, which causes the leverage on the CLO to decrease. Such leverage decreases may cause our return on investment to decline. In addition, in the past the ability to reinvest has been important in maintaining compliance with the overcollateralization and interest coverage tests for certain of our CLOs. Outside of a reinvestment period, our ability to maintain compliance with such tests for that CLO may be negatively impacted. The reinvestment periods for CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-A have ended and the reinvestment periods for CLO 2007-1, CLO 2012-1, CLO 2013-1 and CLO 2013-2 will end in May 2014, December 2016, June 2017 and January 2018, respectively. In addition, CLO 2011-1 has no reinvestment period and is an amortizing static pool CLO transaction.

Downturns in the global credit markets may affect the collateral in our CLO investments, which may adversely affect our cash flows from CLO investments.

        Among the sectors particularly challenged by adverse economic conditions, including those experienced during the credit crisis, are the CLO and leveraged finance markets. We have significant exposure to these markets through our investments held in our Cash Flow CLOs, each of which is a Cayman Islands incorporated special purpose company that issued to us and other investors notes secured by a pool of collateral consisting primarily of corporate leveraged loans. In most cases, our Cash Flow CLO investments are in deeply subordinated securities issued by the CLO issuers, representing highly leveraged investments in the underlying collateral, which increases both the opportunity for higher returns as well as the magnitude of losses when compared to other investors in these CLO structures that rank more senior to us in right of payment. As a result of our subordinated position in these CLO structures, we and our investors are at greater risk of suffering losses on our cash flow CLO investments during periods of adverse economic conditions.

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

        At various times during the credit crisis, a number of our CLOs were out of compliance with the compliance tests outlined in their respective indentures. Although all of our CLOs were in compliance as of December 31, 2013, there can be no assurance that all of our CLOs will remain in compliance with their respective compliance tests during 2014 and that we will not, as a result, be required to pay cash flows to the senior note holders of the CLOs that were out of compliance that we would otherwise have expected to receive from our CLOs.

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

        From time to time, we enter into various derivative transactions as part of our strategy to manage or "hedge" our risk related to interest rates, holdings denominated in foreign currencies and energy prices in connection with our natural resources investments. Generally, derivatives are financial contracts whose value depends on, or is derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. Currently, we mainly enter into swaps, including interest rate and credit default swaps, in addition to options, forwards and futures, to pursue our hedging and risk management strategy. However, in the future, we may enter into additional derivative instruments as part of these or other hedging and risk management strategies. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held, market prices for natural resources, and other changing market conditions. These hedging instruments may fail to protect us from interest rate, foreign currency or commodity price volatility or could adversely affect us because, among other things:

  •
  hedging instruments can be expensive, particularly during periods of volatility in interest rates, foreign currency, commodity prices and the prices of reference instruments;

  •
  available hedging instruments may not correspond directly with the risk for which protection is sought;

  •
  changes in the value of a derivative may not correlate perfectly with (and may vary materially from) changes in the value of the underlying asset, reference rate or index being hedged

  •
  due to their complexity and, in some cases, the difficulty of price discovery, the use of derivatives involves the risk of mispricing and/or improper valuation

  •
  the duration of the hedge may be significantly different than the duration of the related liability or asset;

  •
  derivatives generally involve leverage in the sense that the investment exposure created by the derivatives may be significantly greater than the initial investments in the derivative;

  •
  certain investments may be illiquid, making them unable to be sold at the desired time or price;

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

        Derivatives are also subject to risks arising from management's decision to enter or not to enter into such derivative transactions and/or the execution of management's risk management and hedging strategies. For instance, there can be no assurance that we will enter into derivative transactions to reduce exposure to other risks when it would be beneficial to do so. Furthermore, the skills needed to employ derivatives strategies are different from those needed to purchase or sell securities and, in connection with such strategies, we must make predictions with respect to market conditions, liquidity, currency movements, market values, interest rates and other applicable factors, which may be inaccurate. Thus, the use of derivative investments may require us to purchase or sell securities at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We may also have to defer closing out certain derivative positions to avoid adverse tax consequences. In addition, there may be situations in which we elect not to use derivative investments that result in losses greater than if they had been used. Amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or liabilities being hedged. Any such imperfect correlation may expose us to risk of loss. Changes to the derivatives markets as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other government regulation may also have an adverse effect on our ability to make use of derivative transactions.

        As a result of the aforementioned risks, any hedging activity we engage in may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness and cash available for distribution to holders of our common shares. Therefore, while we may enter into such transactions to seek to reduce interest rate, foreign currency and commodity risks related to our natural resources investments, unanticipated changes in interest rates, foreign currency and commodity prices may result in poorer overall investment performance than if we had not engaged in any such hedging transactions.

Hedging instruments often involve counterparty risks and costs.

        We will be subject to credit risk with respect to our counterparties to the derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or our hedge counterparty in the case of uncleared over-the-counter instruments) and other instruments entered into directly by us or held by special purpose or structured vehicles in which we invest. Counterparty risk is the risk that the other party in a derivative transaction will not fulfill its contractual obligation. Changes in the credit quality of our counterparties with respect to their derivative transactions may affect the value of those instruments. By entering into derivatives, we assume the risk that these counterparties could experience financial hardships that could call into question their continued ability to perform their obligations. As a result, concentrations of such derivatives in any one counterparty would subject our funds to an additional degree of risk with respect to defaults by such counterparty.

        If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, such bankruptcy or failure to perform is likely to result in a default under such derivative contract, unless such default is cured. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits, leaving us with unsecured exposure and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure our shareholders that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

        Furthermore, upon the bankruptcy of a counterparty, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and these claims are unsecured, we will be treated as general creditors of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances and the enforceability of agreements for hedging transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.

        Some, but not all, derivatives may be cleared, in which case a central clearing counterparty stands between each buyer and seller and effectively guarantees performance of each derivative contract, to the extent of its available resources for such purpose. As a result, the counterparty risk is now shifted from bilateral risk between the parties to the individual credit risk of the central clearing counterparty. Even in such case, there can be no assurance that a clearing house, or its members, will satisfy the clearing house's obligations to our funds. Uncleared derivatives have no such protection; each party bears the risk that its direct counterparty will default.

Entering into derivative contracts could expose us to contingent liabilities in the future.

        Entering into derivative contracts in order to pursue our various hedging strategies could require us to fund cash payments in the future under certain circumstances, including an event of default or other early termination event, or the decision by a counterparty to request margin in the form of securities or other forms of collateral under the terms of the derivative contract. The amounts due with respect to a derivative contract would generally be equal to the unrealized loss of the swap positions with the respective counterparty and could also include other fees and charges. These payments are contingent liabilities and therefore may not appear on our balance sheet. Our ability to fund these contingent liabilities will depend on the liquidity of our assets and access to capital at the time, and the need to fund these contingent liabilities could adversely impact our financial condition.

The full impact of regulatory changes, including the Dodd-Frank Act, on our business is uncertain.

        As a result of market disruption as well as highly publicized financial scandals in recent years, regulators and investors have exhibited concerns over the integrity of the U.S. financial markets, and the business in which we operate both in and outside the United States will be subject to new or additional regulations. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the Commodity Futures Trading Commission ("CFTC") or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

        On July 21, 2010, the United States enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act affects almost every aspect of the United States financial services industry, including certain aspects of the markets in which we operate. For example, the Dodd-Frank Act imposes additional disclosure requirements for public companies and generally requires issuers or originators of asset-backed securities to retain at least five percent of the credit risk associated with the securitized assets. Among other things, the Dodd-Frank Act also:

  •
  establishes the Financial Stability Oversight Council (the "FSOC"), a multi-agency body acting as the financial system's systemic risk regulator with the authority to review the activities of non-bank companies predominantly engaged in financial activities and to designate such companies that pose risks to the financial stability of the United States as "systemically important" and subject them to regulation by the Federal Reserve Board;

  •
  imposes certain regulatory requirements on the trading of "swaps" and "security-based swaps" (as such terms are defined in the Dodd-Frank Act and final rules from the CFTC and the SEC), including requirements that certain swaps and security-based swaps be executed on an exchange or "swap execution facility" and cleared through a clearing house, and requirements that entities acting as swap or security-based swap dealers or major swap or security-based swap participants register in the appropriate category and comply with capital, margin, record keeping and reporting and business conduct rules, which could increase the cost of trading in the derivative markets or reduce trading levels in the derivative markets;

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

        Many of the Dodd-Frank Act's provisions are subject to final rulemaking by the U.S. financial regulatory agencies, and the implications of the Dodd-Frank Act for our business will depend to a large extent on how such rules are adopted and implemented by various U.S. financial regulatory agencies, such as the FSOC, CFTC and SEC. For example, if the FSOC were to determine that we are a systemically important nonbank financial company, we would be subject to a heightened degree of regulation and supervision. In addition, the CFTC and SEC have proposed or adopted rules to establish a new regulatory framework for swaps and security-based swaps which could limit our positions or trading in such instruments. Additionally, federal banking and housing agencies have yet to finalize rules implementing the Dodd-Frank Act's five percent risk retention requirement for originators of asset-backed securities. Such rules could disrupt the issuance of certain-asset backed securities and reduce our deal flow. We continue to analyze the impact of rules adopted under the Dodd-Frank Act. However, the full impact on our business and the markets in which we operate will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

        In addition, in August 2013, the Financial Stability Board, an international body of which the United States is a member, issued set of policy recommendations to strengthen oversight and regulation of the so-called "shadow banking system", broadly described as credit intermediation involving entities and activities outside the regular banking system, such as private equity funds and hedge funds. The policy recommendations outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework. , including a "toolkit" of potential regulatory responses that national regulators could employ to reduce systemic risk. While at this stage it is difficult to predict the type and scope of any new regulations that may be adopted by member countries, if such regulations were to extend the regulatory and supervisory requirements currently applicable to banks, such as capital and liquidity standards, to our business, or were to otherwise classify all or a portion of our business as "shadow banking," our regulatory and operating costs, as well as the public scrutiny we face, would increase, which may have a material adverse effect on our business.

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

        In addition, the financial markets are subject to comprehensive statutes, regulations and margin requirements. For example, the Dodd-Frank Act is designed to impose stringent regulation on the over-the-counter derivatives market in an attempt to increase transparency and accountability and provides for, among other things, new clearing, execution, margin, reporting, recordkeeping, business conduct, disclosure, position limit, minimum net capital and registration requirements. Although the CFTC has released final rules relating to clearing, execution, reporting, risk management, compliance, position limit, anti-fraud, consumer protection, portfolio reconciliation, documentation, recordkeeping, business conduct and registration requirements under the Dodd-Frank Act, many of the provisions are subject to further final rulemaking, and thus the Dodd-Frank Act's ultimate impact remains unclear. New regulations could, among other things, restrict our ability to engage in derivatives transactions (for example, by making certain types of derivatives transactions no longer available to the Fund), increase the costs of using these instruments (for example, by increasing margin, capital or reporting requirements) and/or make them less effective and, as a result, we may be unable to execute our investment strategy. Limits or restrictions applicable to the counterparties with which we engages in derivative transactions could also prevent us from using these instruments, affect the pricing or other factors relating to these instruments or may change availability of certain investments. It is unclear how the regulatory changes will affect counterparty risk.

        Furthermore, for entities designated by the CFTC or the SEC as "swap dealers", "security-based swaps dealers", "major swap participants" or major "security-based swap participants", the Dodd-Frank Act imposes new regulatory, reporting and compliance requirements. On May 23, 2012, a joint final rulemaking by the CFTC and the SEC defining these key terms was published in the Federal Register. Based on those definitions, we do not believe that we would be a swap dealer, security-based swap dealer, major swap participant or security-based major swap participant at this time. If we are later designated as a swap dealer, security-based swap dealer, major swap participant or major security-based swap participant, our business will be subject to increased regulation, including registration requirements, additional recordkeeping and reporting obligations, external and internal business conduct standards, position limits monitoring and capital and margin thresholds.

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

        As of December 31, 2013, we had approximately $732.3 million of total recourse debt outstanding.

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

        A breach of any of the covenants in certain of our debt agreements could result in a default under our revolving credit facilities, maturing on November 30, 2015 (the "2015 Facility"), November 5, 2015 (the "2015 Natural Resources Facility") and February 27, 2018 (the "2018 Natural Resources Facility"); 8.375% senior notes due November 15, 2041 ("8.375% Notes"); and 7.500% senior notes due March 20, 2042 ("7.500% Senior Notes"). If a default occurs under any of these obligations and we are not able to obtain a waiver from the requisite debt holders, then, among other things, our debt holders could declare all outstanding principal and interest to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our common shares to decline significantly. We could also be forced into bankruptcy or liquidation.

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

        Further, the 2015 Natural Resources Facility and the 2018 Natural Resources Facility contain certain covenants that may restrict the operations of the subsidiaries that are borrowers under those agreements.

There can be no assurances that our operations will generate sufficient cash flows or that credit facilities will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs.

        Our ability to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance and the value of our investments. There can be no assurances that our operations will generate sufficient cash flows or that new sources of credit will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control. Our substantial leverage exposes us to significant risk during periods of economic downturn such as the one we experienced beginning in 2007, as our cash flows may decrease, but our required principal payments in respect of indebtedness do not change and our interest expense obligations could increase due to increases in interest rates.

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

        As of December 31, 2013, approximately $203.9 million of our recourse borrowings, consisting of our 2015 Facility and junior subordinated notes issued in connection with our trust preferred securities, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may use interest rate derivatives such as interest rate swap agreements to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, such hedging may increase our costs of funding. We cannot provide assurances that we will be able to enter into interest rate hedges that effectively mitigate our exposure to interest rate risk.

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

        Certain of our assets are required to be carried at (i) estimated fair value, including our securities available-for-sale, residential mortgage-backed securities, and corporate debt and equity for which we elected to carry at estimated fair value, (ii) lower of cost or estimated fair value for our corporate loans held for sale, or (iii) amortized cost with a related allowance for credit losses for our corporate loans.

        Changes in the fair values of certain assets will directly affect our results of operations as unrealized gains or losses, or be charged or credited to our shareholders' equity in each period even if no sale is made. As a result, a decline in values would reduce our book value per common share. Moreover, if the decline in value of an available-for-sale security is considered by our management to be other-than-temporary, such decline will be recorded as a charge which will adversely affect our results of operations.

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

        Further, financing counterparties may require us to maintain a certain amount of cash or to set aside unlevered assets sufficient to maintain a specified liquidity position intended to allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose which may reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly because we may be required to sell our investments at distressed prices in order to meet such margin or liquidity requirements.

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

        Certain of our investments may not be readily convertible to cash due to their illiquidity. For example, we are party to certain private, unregistered debt transactions in which the securities issued to us are not widely held and trade only in secondary, less established markets as well as being a party to certain private equity investments for which there is a limited market. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited relative to our investment in securities that trade in more liquid markets. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Furthermore, our Manager conducts diligence on our investments and employees of our Manager may serve on the boards of directors of business entities in which we invest. These activities may provide our Manager with material non-public information with respect to business entities in which we invest. As a result, we may face additional restrictions on our ability to liquidate an investment in such business entities to the extent that we or our Manager has, or could be attributed with, material non-public information. See the risk factor entitled "Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations."

Some of our portfolio investments are recorded at fair value as determined by our Manager and, as a result, there is uncertainty as to the value of these investments.

        Some of our portfolio investments are, and we believe are likely to continue to be, in the form of corporate loans, securities and partnership interests that have limited liquidity or are not publicly traded. The fair value of investments that have limited liquidity or are not publicly traded may not be readily determinable. We generally value these investments quarterly at fair value as determined by our Manager pursuant to applicable United States GAAP accounting guidance. Because such valuations are inherently uncertain and may fluctuate over short periods of time and be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed. The market value of our shares and any other securities we may issue could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

Our rights under our indirect investments in corporate leveraged loans may be more restricted than direct investments in such loans.

        We hold interests in corporate leveraged loans originated by banks and other financial institutions. We acquire interests in corporate leveraged loans either directly by a direct purchase or an assignment, or indirectly through participation. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation. In contrast, participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. Thus, in purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the credit agreement, nor any rights of offset against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.

The mortgage loans underlying the mortgage-backed securities we invest in are subject to delinquency, foreclosure and loss, which could result in losses to us.

        As of December 31, 2013, we held residential mortgage-backed securities with an aggregate estimated fair value of $76.0 million. Residential mortgage-backed securities evidence interests in or is secured by pools of residential mortgage loans. Accordingly, the mortgage-backed securities we invest in are subject to all of the risks of the underlying mortgage loans. Residential mortgage loans are secured by single-family residential property and are subject to risks of delinquency, foreclosure and risk of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers' abilities to repay their loans. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Credit default swaps are subject to risks related to changes in credit spreads, credit quality and expected recovery rates of the underlying credit instrument.

        We may enter into credit default swaps ("CDS") as investments or hedges. CDS involve greater risks than investing in the reference obligation directly. In addition to general market risks, CDS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument. A CDS is a contract in which the protection "buyer" is generally obligated to pay the protection "seller" an upfront or a periodic stream of payments over the term of the contract provided that no credit event, such as a default, on a reference obligation has occurred. These payments are based on the difference between an interest rate applicable to the relevant issuer less a benchmark interest rate for a given maturity. If a credit event occurs, the seller generally must pay the buyer the "par value" (full notional value) of the swap in exchange for an equal face amount of deliverable obligations of the issuer (also known as the reference entity) of the underlying credit instrument referenced in the CDS, or, if the swap is cash settled, the seller may be required to deliver the related net cash amount. The protection buyer will lose its investment and recover nothing should no event of default occur. If an event of default were to occur, the value of the reference obligation received by the protection seller (if any), coupled with the periodic payments previously received, may be less than the full notional value it pays to the buyer, resulting in a loss of value to the seller. If we act as the protection seller in respect of a CDS contract, we would be exposed to many of the same risks of leverage described herein since if an event of default occurs the seller must pay the buyer the full notional value of the reference obligation.

        If we act as the protection seller in respect of credit default swaps, we will seek to realize gains by writing credit default swaps that increase in value, to realize gains on writing credit default swaps, an active secondary market for such instruments must exist or we must otherwise be able to close out these transactions at advantageous times. If no such secondary market exists or we are otherwise unable to close out these transactions at advantageous times, writing credit default swaps may not be profitable for us. We may exit our obligations under a credit default swap only by terminating the contract and paying applicable breakage fees, or by entering into an offsetting credit default swap position, which may cause us to incur more losses.

        The market for credit default swaps has become more volatile in recent years as the creditworthiness of certain counterparties has been questioned and/or downgraded. If a counterparty's credit becomes significantly impaired, multiple requests for collateral posting in a short period of time could increase the risk that the Fund may not receive adequate collateral.

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

The performance of our natural resources, commercial real estate and specialty lending investments depend on the skill, ability and decisions of third party operators.

        The success of the drilling, development and production of the oil and natural gas properties in which we have working interests is substantially dependent upon the decisions of third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. Likewise, the success of our commercial real estate and the specialty lending-focused businesses in which we invest depends upon the skill, ability, risk assessments and decisions of third party operators. The decisions of these third-party operators as well as any failure to perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations could result in material adverse consequences to our interest in such investments. Our natural resources investments in particular are subject to complex environmental laws and regulations. Such adverse consequences could result in liabilities to us, reduce the value of our interests in such investments and adversely affect our cash flows from such investments and our results of operations. In addition, our royalty interests in oil and natural gas properties are predicated on the overall operating performance of third party operators, which could result in a reduction in value of our royalty interests and adversely affect our cash flows from such investments.

Our estimated oil, natural gas, and natural gas liquids ("NGL") reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and value of our reserves.

        Numerous uncertainties are inherent in estimating quantities of oil, natural gas, and NGL reserves. The process of estimating oil, natural gas, and NGL reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and reserve estimates also rely upon various assumptions, including assumptions regarding future oil, natural gas, and NGL prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in our assumptions and actual results could greatly affect our estimates of reserves, the economically recoverable quantities of oil, natural gas, and NGL attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.

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

        Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. For example, for the five years ended December 31, 2013, the WTI oil spot price ranged from a high of $113.39 per Bbl to a low of $34.03 per Bbl, while the Henry Hub natural gas spot price ranged from a high of $7.51 per MMBtu to a low of $1.82 per MMBtu. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, including:

  •
  worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;

  •
  the amount of added production from development of unconventional oil and natural gas reserves;

  •
  the price and quantity of imports of foreign oil and natural gas;

  •
  political conditions in or affecting other oil-producing and natural gas-producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;

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

Significantly and sustained lower natural gas and lower crude oil prices, could render many of our development and production projects uneconomical and result in a downward adjustment of our reserve estimates, which may cause us to recognize impairments in the value of our oil and natural gas properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for impairments. This could reduce the value of our natural resources investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.

As a non-operator, our natural resources investments rely significantly on third-parties, which could have a material adverse effect on our natural resources investments.

        We have only participated in wells operated by third-parties. The success of our natural resources investments depends on the success of our operators. If our operators are not successful in the development, exploitation, production and exploration activities relating to our leasehold interests, or are unable or unwilling to perform, our natural resources investments could be significantly impacted.

        Our operators may make decisions in connection with their operations (subject to their contractual and legal obligations to other owners of working interests), which may not be in our best interests.

        Additionally, we may have limited or virtually no ability to exercise influence over the operational decisions of our operators, including the setting of capital expenditure budgets and drilling locations and schedules. Dependence on our operators could prevent us from realizing our target returns for those locations. The success and timing of development activities by our operators will depend on a number of factors that could be outside of our control, including:

  •
  the timing and amount of capital expenditures;

  •
  their expertise and financial resources;

  •
  approval of other participants in drilling wells;

  •
  selection of technology; and

  •
  the rate of production of reserves, if any.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

Maintenance of our Investment Company Act exemption imposes limits on our operations, which may adversely affect our results of operations.

        As described above in "Item 1. Business—Our Investment Company Act Status" we conduct our operations through our subsidiaries. In order for us to exclude from "investment securities" our subsidiaries' securities that we hold, each such subsidiary must be structured to both meet the definition of "majority-owned subsidiary" in the Investment Company Act or under applicable SEC staff guidance, and to not fall within the definition of Investment Company in the Investment Company Act or meet an applicable exception from that definition (other than exceptions provided under 3(c)(1) or (7) of the Investment Company Act). As a result of this structuring, our subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue, and we could suffer losses on our investments in our subsidiaries or be unable to take full advantage of all available investment opportunities. For example, our CLO subsidiaries cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary, and, as a result, may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries. And our REIT subsidiaries and oil and gas subsidiaries are each limited in the type of assets they can acquire and must ensure that a large portion of their total assets relate to those assets, which may have the effect of limiting our freedom of action with respect to real estate and oil and gas assets that may be held or acquired by such subsidiaries or the manner in which we may deal in such assets.

If the SEC were to disagree with our Investment Company Act determinations, our business could be adversely affected.

        We have not requested approval or guidance from the SEC with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(A), (B) or (C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority-owned, excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(A), (B) or (C), Section 3(c)(9) or any

other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the "3a-7 Release"). The SEC, in the 3a-7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a-7 and indicated various steps it may consider taking in connection with Rule 3a-7, although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5)(C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.

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

        We resumed paying quarterly dividends beginning in the fourth quarter of 2009 and we currently intend to continue paying cash distributions to holders of our common shares on a quarterly basis. For all quarters and year ended December 31, 2013, we have declared cumulative cash distributions on our common shares of $0.90 per common share.

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

        We are subject to potential conflicts of interest arising out of our relationship with our Manager and its affiliates. As of December 31, 2013, our Manager and its affiliates collectively owned approximately 4.9% of our outstanding common shares.

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

        As noted above, our Manager will at times cause us to invest in loans and securities of companies affiliated with KKR, provided that such investments meet our requirements, and the terms of which such investments are made may not be as favorable as if they were negotiated with unaffiliated third parties. In addition, from time to time, our Manager may cause us to buy corporate loans or securities from, or to sell corporate loans or securities to, other clients of KKR or its affiliates.

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

        Our Management Agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities. The Management Agreement does not restrict our Manager and its affiliates from raising, sponsoring or advising any new investment fund, company or other entity, including a REIT, or holding proprietary investment accounts, unless such fund, account, company or other entity invests primarily in domestic mortgage-backed securities. This restriction is of significantly less relevance since the May 4, 2007 restructuring pursuant to which we succeeded KKR Financial Corp., because since then our investments in domestic mortgage-backed securities have significantly decreased and as of December 31, 2013 comprised $76.0 million of our investment portfolio. As a result, our Manager and its affiliates, including KKR, currently are engaged in and may in the future engage in management or investment opportunities on behalf of others or themselves that would have been suitable for us and we may have fewer attractive investment opportunities.

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

        We may invest in the same issuers as other KKR Funds and Accounts, although their investments may include different obligations of such issuer. For example, we might invest in senior corporate loans issued by a borrower and one or more KKR Funds and Accounts might invest in the borrower's junior debt and/or equity. Conflicts of interest may arise where we and other KKR Funds and Accounts simultaneously hold securities representing different parts of the capital structure of a stressed or distressed issuer. In such circumstances, decisions made with respect to the securities held by one KKR Fund or Account may cause (or have the potential to cause) harm to the different class of securities of the issuer held by us or other KKR Funds and Accounts. For example, if such an issuer goes into bankruptcy or reorganization, becomes insolvent or otherwise experiences financial distress or is unable to meet its payment obligations or comply with covenants relating to credit obligations held by us or by the other KKR Funds and Accounts, such other KKR Funds and Accounts may have an interest that conflicts with our interests. If additional financing for such an issuer is necessary as a result of financial or other difficulties, it may not be in our best interests to provide such additional financing, but such additional financing could be seen to benefit investments held by other KKR Funds and Accounts. In addition, other KKR Funds and Accounts may engage in short sales of (or otherwise take short positions in) securities or other instruments of issuers in which we invest, which could be seen as harming our performance for the benefit of the accounts taking short positions if such short positions cause the market value of our investments to fall. In conflict situations such as the ones discussed in this paragraph, the Manager and its affiliates will seek to resolve any such conflicts in accordance with its compliance procedures.

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

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our items of income, gain, deduction, and credit for each of our taxable years ending with or within the holder's taxable year, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in certain foreign corporate subsidiaries, CLO issuers (which are treated as partnerships, disregarded entities or foreign corporations for United States federal income tax purposes), partnerships generally and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. Those investments typically produce ordinary income on a current basis, but any losses we would recognize from those investments would typically be treated as capital losses. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. If our distributions to our Series A LLC Preferred Shares in a year exceed our gross ordinary income for such year, additional gross ordinary income will be allocated to such shares in future years until such excess is eliminated. Because of our methods of allocating income and gain among holders of our shares, you may be taxed on amounts that accrued economically before you became a shareholder. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions, and holders may be allocated capital losses either in the same or future years that cannot be used to offset such taxable income. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of our taxable income. Accordingly, each shareholder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities.

If we were treated as a corporation for United States federal income tax purposes, all of our income would be subject to an entity-level tax, which could result in a material reduction in cash flow and after-tax return for holders of our shares and thus, could result in a substantial reduction in the value of our shares and any other securities we may issue.

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

        Each holder of our shares will determine its tax liability attributable to its ownership of our shares based on its own unique circumstances. Holders of our shares may have different tax liabilities attributable to our shares for many reasons unique to the holders, including among other things, limitations on miscellaneous itemized deductions, alternative minimum tax liabilities, differing tax bases in our assets or the holder's status as a non-United States person or tax-exempt entity. As a result, we cannot predict the tax liability attributable to our shares for any particular holder, and such tax liability may exceed the amount of cash actually distributed to such holder for the year.

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

        The treatment of interests in a partnership, such as our Series A LLC Preferred Shares, and the distributions paid in respect of such interests is uncertain. Our Series A LLC Preferred Shares will accrue distributions at an annual rate of 7.375%. In general, we will specially allocate to our Series A LLC Preferred Shares items of our gross income (excluding any gross income from the sale or exchange of capital assets) (our "gross ordinary income") in an amount equal to the distributions paid in respect of our Series A LLC Preferred Shares during the taxable year. The amount of gross ordinary income that we allocate to our Series A LLC Preferred Shares will reduce the amount of income that is allocable to our common shares.

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

Holders of our shares may recognize gain for United States federal income tax purposes when we sell assets even if the sale causes us to recognize a loss for financial reporting purposes.

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

        If we were subject to the "anti-stapling" rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning (i) more than 50% of the value of both a domestic corporate subsidiary and a foreign corporate subsidiary, or (ii) more than 50% of both a REIT and a domestic or foreign corporate subsidiary. If the "anti-stapling" rules applied, our foreign corporate subsidiaries would be treated as domestic corporations, which would cause those entities to be subject to United States federal corporate income taxation, and any REIT subsidiary would be treated as a single entity with our domestic and foreign corporate subsidiaries for purposes of the REIT qualification requirements, which could result in the REIT subsidiary failing to qualify as a REIT and being subject to United States federal corporate income taxation. Currently, we have several subsidiaries that could be affected if we were subject to the "anti-stapling" rules, including subsidiaries taxed as REITs and several foreign and domestic corporate subsidiaries. Because we own, or are treated as owning, a substantial proportion of our assets directly for United States federal income tax purposes, we do not believe that the "anti-stapling" rules have applied or will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of shares and thus could result in a reduction of the value of those shares.

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

        We anticipate that our foreign corporate subsidiaries will generally continue to conduct their activities in such a way as not to be deemed to be engaged in a United States trade or business and not to be subject to United States federal income tax. There can be no assurance, however, that our foreign corporate subsidiaries will not pursue investments or engage in activities that may cause them to be engaged in a United States trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign corporate subsidiaries would not become subject to United States federal income tax. Further, there can be no assurance that unanticipated activities of our foreign subsidiaries would not cause such subsidiaries to become subject to United States federal income tax. If any of our foreign corporate subsidiaries became subject to United States federal income tax (including the United States branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our shares and any other securities we may issue. Our foreign corporate subsidiaries are generally not expected to be subject to United States federal income tax on a net basis, but such subsidiaries may receive income that is subject to withholding taxes imposed by the United States or other countries. Any such withholding taxes would further reduce the amount of cash available for distribution to us.

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

Under the Foreign Account Tax Compliance Act ("FATCA"), withholding tax may apply to the portion of our distributions that constitute "withholdable payments" other than gross proceeds after June 30, 2014 and to distributions of gross proceeds of certain asset sales by us and proceeds of sales in respect of our shares after December 31, 2016.

        Under current law, holders of our shares that are not United States persons are generally subject to United States federal withholding tax at the rate of 30% (or such lower rate provided by an applicable tax treaty) on their share of our gross income from dividends, interest (other than interest that constitutes "portfolio interest" within the meaning of the Code) and certain other income that is not treated as effectively connected with a United States trade or business. For payments made after June 30, 2014, in addition to this withholding tax that currently applies, FATCA will impose, without duplication, a United States federal withholding tax at a 30% rate on "withholdable payments" made to foreign financial institutions (and their more than 50% affiliates) unless the payee foreign financial institution agrees, among other things, to disclose the identity of certain United States persons and United States owned foreign entities with accounts at the institution (or the institution's affiliates) and to annually report certain information about such accounts. "Withholdable payments" include payments of interest (including original issue discount), dividends, and other items of fixed or determinable annual or periodical gains, profits, and income, in each case, from sources within the United States, as well as gross proceeds from the sale of any property of a type which can produce interest or dividends from sources within the United States. FATCA will also require withholding on the gross proceeds of such sales for payments made after December 31, 2016. The FATCA withholding tax will also apply to withholdable payments to certain foreign entities that do not disclose the name, address, and taxpayer identification number of any substantial United States owners (or certify that they do not have any substantial United States owners). We expect that some or all of our distributions will constitute "withholdable payments." Thus, if a holder holds our shares through a foreign financial institution or foreign corporation or trust, a portion of payments to such holder made after June 30, 2014 may be subject to 30% withholding under FATCA.

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

ITEM 3.    LEGAL PROCEEDINGS

        Thirteen class action lawsuits are currently pending that challenge the merger. Seven of the merger lawsuits were filed in the Court of Chancery of the State of Delaware and were consolidated under the caption In re KKR Financial Holdings LLC Shareholder Litigation, Consol. C.A. No. 9210-CS, on January 31, 2014. Five of the merger lawsuits were filed in the Superior Court of California, County of San Francisco, and a stipulation executed by the parties to consolidate those California actions under the caption In re KKR Financial Holdings LLC Shareholder Litigation, Lead Case No. CGC-13-536281, has been presented to, but not yet approved by, the court. One merger lawsuit was filed in the United States District Court for the Northern District of California under the caption Bushey v. KKR Financial Holdings LLC et al., Civ. A. No. 3:14-cv-00495, on January 31, 2014.

        Each lawsuit names as defendants some or all of KFN, KKR & Co., the individual members of KFN's board of directors, and the other parties to the merger agreement. The merger lawsuits allege that members of the KFN board of directors breached their fiduciary duties owed to KFN common shareholders in connection with agreeing to the merger, and that KFN, KKR & Co., and the other parties to the merger agreement aided and abetted these alleged breaches of fiduciary duty. Certain of the merger lawsuits also allege that KKR & Co. controlled KFN by means of the Management Agreement and therefore breached fiduciary duties it owed to KFN common shareholders by causing KFN to approve the merger agreement. In addition, certain of the merger lawsuits allege that the preliminary proxy statement/prospectus filed on January 15, 2014 contained certain statements which were materially false, incomplete, and/or misleading.

        Among other remedies, the plaintiffs seek an injunction against the proposed merger, rescission, an accounting by defendants, damages, and attorneys' fees and costs. We believe the suits to be without merit.

ITEM 4.    MINE SAFETY DISCLOSURE

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        Our common shares are traded on the NYSE under the symbol "KFN."

        On February 20, 2014, the closing price of our common shares, as reported on the NYSE, was $12.07. The following table sets forth the high and low sale prices for our common shares for the period indicated as reported on the NYSE:

	Sales Price
	High	Low
Year ended December 31, 2012
First Quarter ended March 31, 2012	$9.54	$8.70
Second Quarter ended June 30, 2012	$9.47	$7.95
Third Quarter ended September 30, 2012	$10.36	$8.53
Fourth Quarter ended December 31, 2012	$10.89	$9.30
Year ended December 31, 2013
First Quarter ended March 31, 2013	$11.93	$10.74
Second Quarter ended June 30, 2013	$11.30	$10.05
Third Quarter ended September 30, 2013	$11.31	$10.02
Fourth Quarter ended December 31, 2013	$12.39	$8.91

        As of February 20, 2014, we had 204,824,159 issued and outstanding common shares that were held by 86 holders of record. The 86 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common shares.

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

        The following table shows the distributions declared on common shares for the years ended December 31, 2013 and 2012:

Year ended December 31, 2012	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2012	May 8, 2012	May 22, 2012	$0.18
Second Quarter ended June 30, 2012	August 9, 2012	August 23, 2012	$0.21
Third Quarter ended September 30, 2012	November 7, 2012	November 21, 2012	$0.21
Fourth Quarter ended December 31, 2012	February 19, 2013	February 28, 2013	$0.21
Special Distribution	March 14, 2013	March 28, 2013	$0.05

Year ended December 31, 2013	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2013	May 14, 2013	May 28, 2013	$0.21
Second Quarter ended June 30, 2013	August 6, 2013	August 20, 2013	$0.21
Third Quarter ended September 30, 2013	November 6, 2013	November 20, 2013	$0.22
Fourth Quarter ended December 31, 2013	February 13, 2014	February 27, 2014	$0.22

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes as of December 31, 2013, the total number of securities outstanding in our incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plan not approved by shareholders	1,932,279	$20.00	1,364,415

(1)
As of December 31, 2013, a total of 8,839,625 common shares were authorized under the 2007 Share Incentive Plan to satisfy awards made pursuant to the 2007 Share Incentive Plan. As such, the total number of securities remaining available for future issuance is net of 5,485,431 restricted common shares already issued and 57,500 common share options already exercised. Common shares which are subject to awards that terminate, lapse or are cancelled may again be used to satisfy awards under the 2007 Share Incentive Plan. Each January 1, an additional 125,000 common shares become available solely to satisfy restricted share awards made pursuant to the 2007 Share Incentive Plan to non-employee directors. See "Item 8. Financial Statements and Supplementary Data—Note 11. Shareholders' Equity" of this Annual Report on Form 10-K for further discussion on the 2007 Share Incentive Plan.

FIVE YEAR TOTAL RETURN COMPARISON

        The following graph presents a total return comparison from a $100 investment in our common shares on December 31, 2008 to the Standard & Poor's 500 Index ("S&P 500 Index") and Russell 2000 Index ("Russell 2000").

        We obtained information for the table below from sources that we believe to be reliable, but we do not guarantee its accuracy or completeness. The graph assumes that the value of the investment in our common shares and each index was $100 on December 31, 2008, and that all dividends were reinvested. The total return performance shown on the graph is not necessarily indicative of future total return performance.

Share Price Performance Graph

	Base Period	Years Ending
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
KKR Financial Holdings LLC	100	371	626	632	838	1,054
S&P 500 Index	100	132	150	154	175	235
Russell 2000	100	135	170	162	185	258

RECENT SALES OF UNREGISTERED SECURITIES

        On October 15, 2013, our non-employee directors deferred $0.1 million of cash compensation in exchange for 4,456 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors' Deferred Compensation and Share Award Plan. In addition, on November 20, 2013, our non-employee directors deferred $0.1 million of cash distribution in exchange for 12,944 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors' Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director's termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4 (2) thereof. For further discussion of the 2007 Share Incentive Plan, see "Item 8. Financial Statements and Supplementary Data—Note 11. Shareholders' Equity" of this Annual Report on Form 10-K.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The selected financial data should be read together with the more detailed information contained in the consolidated financial statements and associated notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Year ended December 31, 2009
Consolidated Statements of Operations Data:
Total revenues	$545,906	$555,473	$542,021	$505,359	$572,725
Total investment costs and expenses	305,705	318,375	215,162	188,952	329,169
Total other income (loss)	150,925	205,822	93,447	143,352	(96,275)
Total other expenses	97,429	98,157	94,223	87,993	70,061

Income before income taxes	293,697	344,763	326,083	371,766	77,220
Income tax expense (benefit)	467	(3,467)	8,011	702	284

Net income	$293,230	$348,230	$318,072	$371,064	$76,936

Preferred share distributions	27,411	—	—	—	—

Net income available to common shareholders	$265,819	$348,230	$318,072	$371,064	$76,936

Net income per common share:
Basic	$1.31	$1.95	$1.79	$2.33	$0.50

Diluted	$1.31	$1.87	$1.75	$2.32	$0.50

Weighted average number of common shares outstanding:
Basic	202,411	177,838	177,560	157,936	153,756

Diluted	202,411	187,423	180,897	158,771	153,756

Distributions declared per common share	$0.90	$0.86	$0.67	$0.43	$0.05

(in thousands, except per share data)	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Consolidated Balance Sheets Data:
Cash and cash equivalents	$157,167	$237,606	$392,154	$313,829	$97,086
Restricted cash and cash equivalents	350,385	896,396	399,620	571,425	342,706
Securities	573,312	533,520	922,603	932,823	803,258
Corporate loans, net	6,466,720	5,947,857	6,443,399	6,321,444	6,543,643
Residential mortgage loans	—	—	—	—	2,097,699
Equity investments, at estimated fair value	181,212	161,621	189,845	99,955	120,269
Oil and gas properties, net	400,369	289,929	138,525	33,797	—
Interests in joint ventures and partnerships	436,241	149,534	—	—	—
Total assets	8,717,198	8,358,879	8,647,228	8,418,412	10,300,005
Total borrowings	6,020,465	6,338,407	6,778,208	6,642,455	8,970,591
Total liabilities	6,189,464	6,519,757	6,971,396	6,775,364	9,133,347
Total shareholders' equity	2,527,734	1,839,122	1,675,832	1,643,048	1,166,658
Book value per common share	$10.58	$10.31	$9.41	$9.24	$7.37

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

EXECUTIVE OVERVIEW

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (our "Manager") with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity with a focus on specialty lending. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.

        The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of December 31, 2013, our CLO transactions consisted of eight CLO transactions, KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1"), KKR Financial CLO 2012-1, Ltd. ("CLO 2012-1") and KKR Financial CLO 2013-1, Ltd. ("CLO 2013-1") (collectively the "Cash Flow CLOs"). On January 23, 2014, we closed our ninth CLO transaction, KKR Financial CLO 2013-2, Ltd. ("CLO 2013-2"). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

        Our Manager is a wholly- owned subsidiary of KKR Asset Management LLC ("KAM"), pursuant to a management agreement (the "Management Agreement"). KAM is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

Proposed Merger with KKR & Co.

        On December 16, 2013, we announced the signing of a definitive merger agreement pursuant to which KKR & Co. L.P. ("KKR & Co.") has agreed to acquire all of KFN's outstanding common shares through an exchange of equity through which our shareholders will receive 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN. The transaction is subject to approval by our common shareholders, customary regulatory approvals and other customary closing conditions, as well as the satisfaction of other certain conditions specified in the merger agreement. The merger agreement contains certain termination rights for both KFN and KKR & Co., and provides that under certain circumstances, KFN will be required to pay a termination fee of $26.25 million to KKR & Co. or will be required to reimburse KKR & Co. for its expenses up to $7.5 million. Subject to certain exceptions, KFN's board of directors has agreed not to withhold, modify or qualify in a manner adverse to KKR & Co. the recommendation of the board that KFN's shareholders approve the merger agreement.

        Upon closing of the transaction, which is expected to occur in the first half of 2014, we will become a subsidiary of KKR & Co. Our 7.375% Series A LLC Preferred Shares ("Series A LLC Preferred Shares"), senior notes and junior subordinated notes will remain outstanding following the merger. Accordingly, we will remain a registered filer under the Securities Exchange Act of 1934.

        Pursuant to the merger agreement, upon the effective time of the merger, (i) each outstanding option to purchase a KFN common share will be cancelled and converted into the right to receive an amount in cash equal to the excess of the cash value of the number of KKR & Co. common units that a holder of one KFN common share would be entitled to in the merger over the exercise price per KFN common share subject to such option, (ii) each outstanding restricted KFN common share will be converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN's Non-Employee Directors' Deferred Compensation and Share Award Plan will be converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remain subject to the terms of the plan.

        Under the terms of the merger agreement, we have agreed to conduct our business in the ordinary course and in a manner consistent in all material respects with past practice, subject to certain conditions and restrictions including, but not limited to the entry into certain material contracts or the incurrence of certain indebtedness. In addition, we are restricted in the amount of distributions that we can pay to our common shareholders without the prior consent of KKR & Co. In particular, we may not declare a quarterly distribution in excess of $0.22 per common share without KKR & Co.'s prior consent. The merger agreement also requires that we and KKR & Co. coordinate the timing of the declaration of distributions on our respective common equity prior to the closing of the merger so that, in any quarter, a holder of our common shares will not receive distributions in respect of both KFN common shares and in respect of the KKR & Co. common units that such holder will receive in the merger.

Business Environment

        During 2013, we saw continuation of some key trends from the prior year including continued appetite for risk from certain investors in the search for yield and overall price appreciation in the credit market, albeit at a restrained pace compared to 2012. The S&P/LSTA Loan Index returned 5.3% for 2013 (as compared to 9.7% for 2012) while the Bank of America Merrill Lynch U.S. High Yield Master II index returned 7.4% for 2013 (as compared to 15.6% for 2012). The comparatively moderate rally in both indices for 2013 drove unrealized mark-to-market gains, which had an overall positive impact on our investment portfolio.

        Separately, interest rates in the U.S. remained low during 2013 with the three-month London interbank offered rate ("LIBOR") ending at 0.25% at December 31, 2013 compared to 0.31% the year before, and the average three-month LIBOR rate declining to 0.27% for the year ended December 31, 2013, from 0.43% for the year ended December 31, 2012. The majority of our investment portfolio is comprised of floating rate corporate loans indexed to either one-month or three-month LIBOR, which are impacted by changing LIBOR rates.

        In addition to our financial assets consisting primarily of bank loans and high yield bonds, we hold oil and natural gas assets, which are impacted by the relevant commodity prices. Commodity price volatility impacts our net income through total revenues and net realized and unrealized gain and loss on our commodity swaps. In addition, revenue earned on our oil and natural gas properties are dependent on volumes produced. The Henry Hub spot natural gas price increased to $4.31 per million British thermal units ("MMBtu") as of December 31, 2013, from $3.41 per MMBtu as of December 31, 2012. Separately, the WTI Cushing crude oil spot price increased to $98.17 per barrel ("Bbl") as of December 31, 2013, from $91.83 per Bbl as of December 30, 2012.

Consolidated Summary of Results

        Our net income available to common shareholders for the year ended December 31, 2013 totaled $265.8 million (or $1.31 per diluted common share), as compared to net income of $348.2 million (or $1.87 per diluted common share) and $318.1 million (or $1.75 per diluted common share) for the years ended December 31, 2012 and 2011, respectively. Additional discussion around our consolidated results, as well as the components of net income for our reportable segments for the years ended December 31, 2013, 2012 and 2011 are detailed further below under "Results of Operations."

        Book value per common share increased $0.27 to $10.58 as of December 31, 2013 from $10.31 as of December 31, 2012. This increase in book value per common share was attributable to the earnings for the year ended December 31, 2013 of $1.30 per common share and a decrease in accumulated other comprehensive loss of $0.27 per common share, partially offset by the distribution to shareholders during the year ended December 31, 2013 of $0.90 per common share, as well as the issuance of 26.1 million common shares related to the conversion of $172.5 million of our 7.5% convertible senior notes due January 15, 2017 (the "7.5% Notes") during the first quarter of 2013.

Cash Distributions to Shareholders

        On January 30, 2014, our board of directors declared a cash distribution for the quarter ended December 31, 2013 on our common shares of $0.22 per common share. The distribution was paid on February 27, 2014 to common shareholders of record as of the close of business on February 13, 2014.

        On December 24, 2013, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on January 15, 2014 to preferred shareholders as of the close of business on January 8, 2014.

        On October 23, 2013, our board of directors declared a cash distribution for the quarter ended September 30, 2013 on our common shares of $0.22 per common share. The distribution was paid on November 20, 2013 to common shareholders of record as of the close of business on November 6, 2013.

        On September 24, 2013, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on October 15, 2013 to preferred shareholders as of the close of business on October 8, 2013.

        On July 23, 2013, our board of directors declared a cash distribution for the quarter ended June 30, 2013 on our common shares of $0.21 per common share. The distribution was paid on August 20, 2013 to common shareholders of record as of the close of business on August 6, 2013.

        On June 26, 2013, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on July 15, 2013 to preferred shareholders as of the close of business on July 8, 2013.

        On April 30, 2013, our board of directors declared a cash distribution for the quarter ended March 31, 2013 on our common shares of $0.21 per common share. The distribution was paid on May 28, 2013 to common shareholders of record as of the close of business on May 14, 2013.

        On March 26, 2013, our board of directors declared a cash distribution of $0.450694 per share on our Series A LLC Preferred Shares. The distribution was paid on April 15, 2013 to preferred shareholders as of the close of business on April 8, 2013.

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

        During 2013, we paid aggregate cash distributions totaling $184.3 million to our common shareholders and $20.5 million to our preferred shareholders.

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

        We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by a common shareholder on the sale of assets held by us may be higher or lower depending upon the purchase price the shareholder paid for our common shares. Holders of Series A LLC Preferred Shares will not be allocated any gains or losses from any sale of our assets. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. See "Non-Cash 'Phantom' Taxable Income" below for further discussion about taxable income allocable to holders of our shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.

Funding Activities

CLOs

        On December 20, 2013, we priced a new secured financing transaction, CLO 2013-2, which closed on January 23, 2014, totaling $384.0 million with a final maturity of January 23, 2026. Upon closing, we issued $339.3 million par amount of senior secured notes to unaffiliated investors, of which $319.3 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.16% and $20.0 million was fixed rate at 3.74%. The investments that are owned by CLO 2013-2 collateralize the CLO 2013-2 debt, and as a result, those investments are not available to us, our creditors or shareholders.

        During the year ended December 31, 2013, we issued $84.8 million par amount of CLO 2007-1 class D notes for proceeds of $81.1 million. In addition, during the year ended December 31, 2013, we issued $12.4 million par amount of CLO 2007-A class F notes for proceeds of $12.7 million.

        During the fourth quarter of 2013, an affiliate of our Manager sold its interests in the junior notes of both CLO 2007-1 and CLO 2007-A. Accordingly, the aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager was zero as of

December 31, 2013 and is reflected as such in collateralized loan obligation junior secured notes to affiliates on our consolidated balance sheets. These junior notes were sold to external parties and as such, are now included in collateralized loan obligation secured notes on our consolidated balance sheets.

        On September 27, 2013, we amended the CLO 2011-1 senior loan agreement (the "CLO 2011-1 Agreement") to upsize the transaction by $300.0 million, of which CLO 2011-1 is now able to borrow up to an incremental $225.0 million. Under the amended CLO 2011-1 Agreement, CLO 2011-1 matures on August 15, 2020 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month LIBOR plus 1.35%.

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

Credit Facilities

Senior Secured Credit Facility

        On November 30, 2012, we entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the "2015 Facility"). We may obtain additional commitments under the 2015 Facility so long as the aggregate amount of commitments at any time does not exceed $350.0 million. We have the right to prepay loans under the 2015 Facility in whole or in part at any time. Loans under the 2015 Facility bear interest at a rate equal to, at our option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. The 2015 Facility contains customary covenants, including ones that require us to satisfy a net worth financial test and maintain certain ratios relating to leverage and consolidated total assets. In addition, the 2015 Facility contains customary negative covenants applicable to us. As of December 31, 2013, we had $75.0 million of borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facility

        On November 14, 2013, our five-year nonrecourse, asset-based revolving credit facility (the "2015 Natural Resources Facility"), maturing on November 5, 2015, was adjusted and reduced to $94.6 million, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us. As of December 31, 2013, we had $50.3 million of borrowings outstanding under the 2015 Natural Resources Facility.

        On February 27, 2013, we entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the "2018 Natural Resources Facility"), that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On December 20, 2013, the 2018 Natural Resources Facility was adjusted and increased to $42.0 million. We have the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to us.

As of December 31, 2013, we had no borrowings outstanding under the 2018 Natural Resources Facility.

Convertible Debt

        On January 18, 2013, in accordance with the indenture relating to our 7.5% Notes, we issued a conversion rights termination notice ("Termination Notice") to holders of the 7.5% Notes whereby we terminated the right to convert the 7.5% Notes to common shares. Holders of $172.5 million 7.5% Notes submitted their notes for conversion for which we satisfied by physical settlement with 26.1 million common shares, or 151.0580 shares per $1,000 principal amount of 7.5% Notes.

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

Investment Portfolio

Overview

        Our core business strategy is to leverage the proprietary resources of our Manager with the objective of generating both current income and capital appreciation by deploying capital to different strategies, which as of December 31, 2013, consisted of the following:

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

        We currently expect future capital deployment to be focused on our credit-oriented strategies, consisting of the following: bank loans and high yield primarily through CLO subsidiaries; opportunistic credit, which consists primarily of special situations and mezzanine opportunities; and equity interests in specialty lending businesses. We also currently expect that capital deployment outside of these strategies, for example in natural resources and real estate, will generally be limited to funding our existing positions rather than incremental opportunities.

        The majority of our existing investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some case all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of December 31, 2013, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $6.7 billion par amount or $6.4 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consisted of the following as of December 31, 2013:

  •
  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.4 billion and estimated fair value of $6.1 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 4.6%, of which 99.1% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 3.8%. The remaining 0.9% are fixed rate with a weighted average coupon of 7.3%.

  •
  Corporate debt securities: Corporate debt securities consist of high yield bonds held through our CLOs with an aggregate par amount of $339.2 million and estimated fair value of $324.8 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 7.9%, of which 96.4% of the corporate debt securities are fixed rate with a weighted average coupon of 8.1%. The remaining 3.6% is a floating rate corporate debt security with a weighted average coupon spread to LIBOR of 2.2%.

        Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

        In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of December 31, 2013, the contractual notional balance of our amortizing interest rate swaps was $353.3 million.

        As of December 31, 2013, these Cash Flow CLOs had aggregate secured debt outstanding totaling $5.2 billion held by unaffiliated third parties. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. We hold the majority or all of the subordinated notes in each of the Cash Flow CLOs and we consolidate all of the Cash Flow CLOs. All income and losses related to the assets in these Cash Flow CLOs are reflected on our consolidated statement of operations.

        An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 are no longer in their reinvestment periods. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the balance of senior notes outstanding. During the year ended December 31, 2013, an aggregate $759.2 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2007-1, CLO 2012-1 and CLO 2013-1 will end their reinvestment periods during May 2014, December 2016 and July 2017, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the year ended December 31, 2013, $77.2 million of original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of the respective non-call periods.

        On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consisted of the following holdings as of December 31, 2013:

  •
  CLO note holdings: We hold $1.1 billion par amount and $1.3 billion estimated fair value of mezzanine and subordinated notes in our eight Cash Flow CLO transactions. As our Cash Flow CLOs are consolidated under accounting principles generally accepted in the United States of America ("GAAP"), these holdings are not reflected on our consolidated balance sheets as the assets and liabilities of our CLO subsidiaries are consolidated and our ownership interests in the Cash Flow CLOs are eliminated for consolidation. In addition to our Cash Flow CLOs, we hold $31.5 million par amount and $28.3 million estimated fair value of subordinated notes in a single third-party-controlled CLO, which does not have a contractually-fixed interest rate.

  •
  Corporate loans: Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans have an aggregate par value of $158.2 million and estimated fair value of $144.3 million. These loans have a weighted average coupon of 5.6%, and all are floating rate with a weighted average coupon spread to LIBOR of 4.6%. In addition, we hold equity instruments with an estimated fair value of $1.4 million, which were restructured from debt instruments to equity.

  •
  Corporate debt securities: Our corporate debt securities consist of high yield bonds. These corporate debt securities have an aggregate par value of $45.0 million and estimated fair value of $45.4 million. These debt securities have a weighted average coupon of 7.0%, which includes one zero-coupon corporate debt security. Excluding the zero-coupon corporate debt security, the weighted average coupon for our corporate debt securities totaled 14.0%.

  •
  Natural resources: Our natural resources holdings consist of (i) non-operated oil and gas working interests in proved developed and proved undeveloped properties and unproved acreage with a carrying amount of $359.1 million, partially financed with $50.3 million borrowed under a non-recourse, asset-based credit facility, (ii) overriding royalty interests with a carrying amount of $41.3 million, and (iii) private equity and interests in joint ventures and partnerships focused on the oil and gas sector with an aggregate cost basis of $101.0 million and an estimated fair value of $96.0 million.

  •
  Special situations: Our special situations holdings consist of (i) $343.7 million par amount of debt investments with an $256.7 million amortized cost and estimated fair value of $284.0 million, (ii) $94.6 million aggregate cost of equity, including warrants and interests in joint ventures and partnerships, with an estimated fair value of $103.7 million, and (iii) $5.8 million aggregate cost of other investments with an estimated fair value of $5.5 million. The $343.7 million par amount of debt investments has a weighted average coupon of 9.1%, which includes a zero-coupon corporate debt security. Excluding this security, the weighted average coupon for our debt investments totaled 9.4%.

  •
  Mezzanine: Our mezzanine holdings consist of (i) $89.6 million par amount of debt with an estimated fair value of $90.8 million and (ii) $7.6 million aggregate cost of equity with an estimated fair value of $11.1 million. The $89.6 million par amount of mezzanine debt is all floating rate with a weighted average coupon of 14.5%.

  •
  Commercial real estate: Our commercial real estate holdings consist of investments with a carrying value of $186.6 million.

  •
  Private equity: Our private equity holdings, which include equity in specialty lending businesses and exclude those related to the oil and gas sector, have an aggregate cost basis of $235.0 million with an estimated fair value of $267.2 million.

  •
  Residential mortgage-backed securities ("RMBS"): Our RMBS have an aggregate par amount of $120.3 million with an estimated fair value of $76.0 million.

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

        Interests in Joint Ventures and Partnerships:    Interests in joint ventures and partnerships include certain equity investments related to the oil and gas, commercial real estate and specialty lending sectors. Interests in joint ventures and partnerships are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on an income (discounted cash flow) approach, in which various internal and external factors are considered and key inputs include the weighted average cost of capital. In addition, an illiquidity discount is applied where appropriate.

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

        Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the year ended December 31, 2013, share-based compensation totaled $4.6 million. As of December 31, 2013, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.6 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of December 31, 2013, the common share options were fully vested and expire in August 2014. As of December 31, 2013, future unamortized share-based compensation totaled $3.4 million, of which $2.5 million, $0.8 million and $0.1 million will be recognized in 2014, 2015 and beyond, respectively.

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

        We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of December 31, 2013, the estimated fair value of our net derivative liabilities totaled $51.4 million.

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

        This process involves a considerable amount of judgment by our management. As of December 31, 2013, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $1.2 million, which if not recovered may result in the recognition of future losses. During the year ended December 31, 2013, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $19.5 million.

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

        Based on certain events and circumstances that indicated a need for impairment, which included a projection of future oil and natural gas reserves that will be produced from a field, the timing of this future production, commodity prices, future costs to produce the oil and natural gas and future inflation levels, we determined that an impairment was necessary in 2013. During the year ended December 31, 2013, we recorded $10.4 million of impairments which are included in net realized and unrealized gain on investments on our consolidated statements of operations.

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

        Our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our corporate loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific corporate loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain corporate loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan's effective interest rate, except as a practical expedient, the loan's observable estimated fair value may be used. We also estimate the probable credit losses inherent in our unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments is recorded in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

        The unallocated component of our allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain corporate loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all corporate loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All corporate loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer's capital structure. The seniority classifications assigned to corporate loans are senior secured, second lien and subordinate. Senior secured consists of corporate loans that are the most senior debt in an issuer's capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured corporate loans often have a first lien on some or all of the issuer's assets. Second lien consists of corporate loans that are secured by a second lien interest on some or all of the issuer's assets; however, the loan is subordinate to the first lien debt in the issuer's capital structure. Subordinate consists of corporate loans that are generally unsecured and subordinate to other debt in the issuer's capital structure.

        There are three internally assigned risk grades that are applied to corporate loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of possible loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of loss, there are issuer and/or industry specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All corporate loans held for investment, with the exception of corporate loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

        We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of December 31, 2013, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio's performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses are assessed on a quarterly and annual basis. As of December 31, 2013, management believes that these estimates are appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

        As of December 31, 2013, our allowance for loan losses totaled $225.0 million.

Oil and Gas Revenue Recognition

        Oil, natural gas and natural gas liquid ("NGL") revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. We follow the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which we are entitled based on our working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup our entitled share through future production. Under the sales method, no receivables are recorded when we take less than our share of production and no payables are recorded when we take more than our share of production.

Oil, Natural Gas and Natural Gas Liquid Reserve Estimates

        Proved reserves are based on the quantities of oil, natural gas and NGL that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. All reserve information in this report is based on estimates prepared by petroleum engineers from the managers of our oil and gas properties and is aggregated by us. Reserve and economic evaluations of all of our properties are prepared, except for overriding royalty interests in certain properties in the Eagle Ford Shale purchased in 2011 since this information is unavailable to us.

        Reserves and their relation to estimated future net cash flows impact our depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The process performed by the managers of our oil and gas properties and management included the estimation of reserve quantities, future, producing rates, future net revenue and the present value of such future net revenue. The estimates of reserves conform to the guidelines of the SEC, including the criteria of "reasonable certainty," as it pertains to expectations about the recoverability of reserves in future years.

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

RESULTS OF OPERATIONS

Consolidated Results

        The following table shows data of reportable segments reconciled to amounts reflected in the consolidated financial statements for the years ended 2013, 2012 and 2011 (amounts in thousands):

	Credit			Natural Resources			Other			Reconciling Items(1)			Total Consolidated
For the years ended December 31	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Total revenues	$425,209	$490,861	$511,392	$119,178	$64,535	$30,629	$1,519	$77	$—	$—	$—	$—	$545,906	$555,473	$542,021
Total investment costs and expenses	218,600	257,269	196,415	86,174	60,668	18,747	931	438	—	—	—	—	305,705	318,375	215,162
Total other income (loss)	171,006	199,723	87,235	(13,642)	1,881	7,948	13,576	4,663	—	(20,015)	(445)	(1,736)	150,925	205,822	93,447
Total other expenses	60,870	48,640	46,371	4,835	5,111	3,823	606	217	—	31,118	44,189	44,029	97,429	98,157	94,223
Income tax expense (benefit)	450	(3,468)	7,941	—	—	70	17	1	—	—	—	—	467	(3,467)	8,011

Net income (loss)	$316,295	$388,143	$347,900	$14,527	$637	$15,937	$13,541	$4,084	$—	$(51,133)	$(44,634)	$(45,765)	$293,230	$348,230	$318,072

(1)
Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of $20.0 million, $0.4 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively and (ii) other expenses comprised of incentive fees of $22.7 million, $37.6 million and $34.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The remaining reconciling items include insurance expenses, directors' expenses and share-based compensation expense.

        Net income in 2013 was $293.2 million, consisting of revenues totaling $545.9 million, investment costs and expenses totaling $305.7 million, other income totaling $150.9 million and other expenses totaling $97.4 million. Comparatively, net income in 2012 was $348.2 million, consisting of revenues totaling $555.5 million, investment costs and expenses totaling $318.4 million, other income totaling $205.8 million and other expenses totaling $98.2 million, while net income in 2011 was $318.1 million, consisting of revenues totaling $542.0 million, investment costs and expenses totaling $215.2 million, other income totaling $93.4 million and other expenses totaling $94.2 million.

        Net income available to common shareholders in 2013 was $265.8 million, net of $27.4 million for preferred share distributions. We issued our Series A LLC Preferred Shares on January 17, 2013.

Revenues

        Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and royalty interests in oil and gas properties.

2013 and 2012

        Revenues decreased $9.6 million in 2013 compared to 2012 primarily due to a reduction in loan and securities interest income of $78.6 million which was primarily driven by a decline in our corporate debt portfolio. The average par balance of our corporate debt securities portfolio declined $272.3 million while our corporate loan portfolio declined $147.1 million in 2013 as compared to 2012. In addition, the decline in interest income was attributable to less discount accretion earned during 2013 due to comparatively smaller discounts on our remaining corporate debt portfolio and a decrease in accelerated discount accretion as a result of fewer paydowns during 2013 compared to 2012. These decreases were partially offset by $54.6 million of incremental oil and gas revenue primarily as a result of increased oil production from the acquisition and development of additional working and royalty interests and $12.4 million of additional dividend income.

2012 and 2011

        Revenues increased $13.5 million in 2012 compared to 2011 primarily due to $33.9 million of incremental oil and gas revenue as a result of the acquisition of additional working and royalty interests. This was partially offset by a reduction in loan and securities interest income and discount accretion of $6.4 million and $11.2 million, respectively, as a result of a decline in our corporate debt portfolio.

Investment Costs and Expenses

        Investment costs and expenses include interest expense, provision for loan losses, oil and gas production costs, depreciation, depletion and amortization expense ("DD&A") related to oil and gas properties and other investment expenses.

2013 and 2012

        Investment costs and expenses decreased $12.7 million in 2013 compared to 2012 due to a $26.4 million decrease in interest expense and interest expense to affiliates coupled with a $13.7 million decrease in provision for loan losses. Interest expense and interest expense to affiliates fell $26.4 million to $190.2 million in 2013 compared to $216.6 million in 2012 primarily due to two factors. First, during 2013, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the monthly base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these three CLOs, we received a credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest paid by us to the third party holder of the CLO's subordinated notes (classified as interest expense on our consolidated statements of operation). See "Other Expenses" below for further discussion around CLO management fees. Second, the decline in interest expense and interest expense to affiliates was due to the continued amortization of outstanding senior notes in our legacy CLOs that are out of their reinvestment periods.

        The comparatively larger provision for loan losses recorded in 2012 was as a result of an increase in the unallocated component of our allowance for loan losses based on a review of our unimpaired, held for investment loan portfolio, with particular sensitivity to the corporate loans we designated as high risk within our internally assigned risk grades.

        These factors contributing to a decline in total investment costs and expenses were partially offset by a $22.1 million increase in oil and gas DD&A as a result of increased production from the acquisition and development of additional working and royalty interests in 2012 and 2013.

2012 and 2011

        Investment costs and expenses increased $103.2 million in 2012 compared to 2011 primarily due to $35.1 million of incremental oil and gas production costs and DD&A as a result of the acquisition of additional working and royalty interests in 2011 and 2012, a $32.3 million increase in provision for loan losses and a $31.4 million increase in interest expense primarily related to our November 2011 and March 2012 senior note offerings.

Other Income (Loss)

2013 and 2012

        Other income decreased $54.9 million in 2013 compared to 2012. This change was primarily as a result of a $36.0 million decline in net realized and unrealized gain on investments as a result of larger realized gains on sales and paydowns of certain individual investments during 2012, specifically three significant corporate loan holdings, combined with a $20.0 million loss on restructuring and extinguishment of debt in 2013 related to the conversion of our convertible notes during the first quarter of 2013.

2012 and 2011

        Other income increased $112.4 million in 2012 compared to 2011 primarily as a result of (i) a $62.5 million beneficial change in the lower of cost or estimated fair value adjustment on our corporate loan portfolio driven by price appreciation in our corporate loans held for sale portfolio during 2012 compared to 2011 and (ii) larger realized gains on sales and paydowns of certain individual investments during 2012, specifically three significant corporate loan holdings.

Other Expenses

        Other expenses include related party management compensation, general, administrative and directors' expenses and professional services. Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, collateral management fees, incentive fees and share-based compensation related to restricted common shares and common share options granted to our Manager.

  Base management fees

        The base management fee payable is calculated in accordance with the Management Agreement and is based on an annual rate of 1.75% times our "equity" as defined in the Management Agreement. In addition, our Manager is entitled to a quarterly incentive fee provided that our quarterly "net income" before the incentive fee exceeds a defined return hurdle, as defined in the Management Agreement.

        We pay our Manager a base management fee monthly in arrears. During 2013, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee ("Fee Credits"). Specifically, as described in further detail below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee.

        In addition, during 2013, we invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, our Manager agreed to reduce the base management fee payable by us to our Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. Separately, certain third-party expenses accrued by us in the fourth quarter of 2013 in connection with the KKR acquisition proposal were used to reduce the base management fees payable to our Manager in an amount equal to such third-party expenses.

        The table below summarizes the aggregate base management fees for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Base management fees, gross	$39,065	$28,244	$26,294
CLO management fees credit	(10,042)	—	—
Other related party fees credit	(3,994)	—	—

Total base management fees, net	$25,029	$28,244	$26,294

  CLO management fees

        An affiliate of our Manager entered into separate management agreements with the respective investment vehicles for all of our Cash Flow CLOs pursuant to which it is entitled to receive fees for the services it performs as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

        During 2013, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the monthly base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these three CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO's subordinated notes.

        The table below summarizes the aggregate CLO management fees, including the Fee Credits, for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Charged and retained CLO management fees(1)	$7,240	$4,237	$5,289
CLO management fees credit	10,042	—	—

Total CLO management fees	$17,282	$4,237	$5,289

(1)
Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

        Subordinated note holders in CLOs have the first risk of loss and conversely, the residual value upside of the transactions. When CLO management fees are paid by a CLO, the residual economic interests in the CLO transaction are reduced by an amount commensurate with the CLO management fees paid. We record any residual proceeds due to subordinated note holders as interest expense on our consolidated statements of operations. Accordingly, excluding our ownership portion, the increase in CLO management fees is directly offset by a decrease in interest expense.

  Other fees and expenses

        Professional services expenses consist of legal, accounting and other professional services. General, administrative and directors' expenses include share-based compensation, expenses and reimbursements due to the board of directors for their services, as well as other expenses incurred by us or reimbursable by us to our Manager.

2013 and 2012

        Other expenses decreased $0.7 million in 2013 compared to 2012 due to a few offsetting factors. Firstly, incentive fees, which are based in part upon our achievement of specified levels of net income, declined $14.8 million to $22.7 million in 2013 compared to $37.6 million in 2012, primarily as a result of our financial performance during the second half of 2013 not exceeding certain benchmarks. Secondly, net base management fees decreased $3.2 million primarily due to (i) Fee Credits of $10.0 million and $4.0 million in connection to CLO management fees and other related party fees earned by an affiliate of our Manager, respectively, which were credited to us via an offset to the base management fee, partially offset by (ii) an increase in gross base management fees of $10.8 million due to an increase in equity (as defined by the Management Agreement) related to the issuance of our 7.375% preferred shares and common shares in connection with our convertible notes conversion during the first quarter of 2013.

        Partially offsetting the above changes was an increase in total CLO management fees of $13.0 million due to CLO 2007-1, CLO 2007-A, and CLO 2012-1 beginning to pay CLO management fees in 2013. In addition, professional services expenses increased $2.7 million in 2013 compared to 2012.

2012 and 2011

        Other expenses increased $3.9 million in 2012 compared to 2011. The majority of this change was related to an increase in related party management compensation as a result of an increase in base management fees as well as incentive fees. Base management fees increased $1.9 million in 2012 compared to 2011 primarily due to an increase in "equity" resulting from incremental "net income" earned during 2012. In addition, incentive fees totaled $37.6 million in 2012 compared to $34.2 million in 2011.

Segment Results

        We operate our business through multiple reportable segments, which are differentiated primarily by their investment focuses.

  •
  Credit ("Credit"): The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, private and public equity investments, and distressed and stressed debt securities.

  •
  Natural resources ("Natural Resources"): The Natural Resources segment consists of non-operated working and overriding royalty interests in oil and natural gas properties. For segment reporting purposes, the Natural Resources segment excludes private equity and interests in joint ventures and partnerships focused on the oil and gas sector.

  •
  Other ("Other"): The Other segment include all other portfolio holdings, consisting solely of commercial real estate.

        The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker.

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

Credit Segment

        The following table presents the net income components of our credit segment for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Revenues
Corporate loans and securities interest income	$353,165	$394,108	$388,974
Residential mortgage-backed securities interest income	10,192	11,649	14,616
Net discount accretion	46,448	82,621	102,404
Dividend income	13,253	2,302	5,287
Other	2,151	181	111

Total revenues	425,209	490,861	511,392

Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	86,792	71,749	61,875
Credit facilities	895	3,423	2,186
Convertible senior notes	4,178	18,595	26,467
Senior notes	28,059	26,937	2,727
Junior subordinated notes	14,313	14,885	15,253
Interest rate swaps	22,667	22,556	22,734
Other interest expense	208	331	514

Total interest expense	157,112	158,476	131,756
Interest expense to affiliates	26,943	51,586	49,458
Provision for loan losses	32,812	46,498	14,194
Other	1,733	709	1,007

Total investment costs and expenses	218,600	257,269	196,415

Other income
Realized and unrealized loss on derivatives and foreign exchange:
Credit default swaps	(4,220)	(5,138)	(6,030)
Total rate of return swaps	1,574	141	49
Common stock warrants	824	1,677	(890)
Foreign exchange(1)	(2,056)	(3,047)	(4,795)
Options	242	—	(94)

Total realized and unrealized loss on derivatives and foreign exchange	(3,636)	(6,367)	(11,760)
Net realized and unrealized gain on investments(2)	180,378	202,999	164,648
Lower of cost or estimated fair value(2)	(5,899)	(2,656)	(65,163)
Impairment of securities available for-sale and private equity at cost(2)	(19,512)	(8,759)	(7,705)
Other income	19,675	14,506	7,215

Total other income	171,006	199,723	87,235

Other expenses
Related party management compensation:
Base management fees	23,159	26,706	25,828
CLO management fees	17,282	4,237	5,289

Total related party management compensation	40,441	30,943	31,117
Professional services	8,016	5,697	5,703
Other general and administrative	12,413	12,000	9,551

Total other expenses	60,870	48,640	46,371

Income before income taxes	316,745	384,230	354,105
Income tax expense (benefit)	450	(3,468)	7,941

Net income	$316,295	$388,143	$347,900

(1)
Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)
Represent components of total net realized and unrealized gain on investments in the consolidated statements of operations.

Revenues

2013 and 2012

        Revenues decreased $65.7 million in 2013 compared to 2012. The decrease was primarily attributable to a $40.9 million decline in corporate loans and securities interest income earned due to declining average par balances in the corporate debt portfolio. The average par balances for our corporate debt securities portfolio declined by $272.3 million to $427.4 million in 2013 compared to $699.8 million in 2012. The weighted average par balances for our corporate loan portfolio declined by $147.1 million to $6.5 billion in 2013 compared to $6.6 billion in 2012. This reduction was the result of fewer purchases during 2012 and 2013 as the majority of our legacy CLOs have ended their reinvestment periods. CLO 2006-1 ended its reinvestment period during 2012, while CLO 2005-1, CLO 2005-2 and CLO 2007-A ended their reinvestment periods in 2011 and 2010. Refer to "Investment Portfolio Overview" for further discussion on the principal proceeds from the assets held in each of these CLO transactions used to amortize the outstanding balance of the CLO senior notes outstanding. While we issued two new CLOs and upsized an existing CLO to offset the run-off of our legacy CLOs, CLO 2012-1, CLO 2013-1 and the upsize of CLO 2011-1 did not close until December 2012, June 2013 and September 2013, respectively.

        In addition, as the majority of our corporate debt portfolio is floating rate indexed to the three-month LIBOR, LIBOR rates impact our earnings. The average three-month LIBOR rate decreased to 0.27% for 2013 from 0.43% for 2012. Also, the percentage of our floating rate corporate debt portfolio with LIBOR floors totaled 61.6% as of December 31, 2013 with a weighted average floor of 1.0% compared to 51.6% as of December 31, 2012 with a weighted average floor of 1.4%.

        Furthermore, net discount accretion decreased $36.2 million as a result of (i) a $22.6 million decline in recurring accretion income due to a smaller overall corporate loan portfolio and comparatively smaller discounts on the remaining portfolio and (ii) a $13.6 million decrease in accelerated discount accretion as a result of fewer paydowns in the corporate loan portfolio during 2013 compared to 2012.

        These negative changes were partially offset by an $11.0 million increase in dividend income in 2013 compared to 2012 primarily driven by certain private equity investments carried at estimated fair value.

2012 and 2011

        Revenues decreased $20.5 million in 2012 compared to 2011. The decrease was primarily attributable to a $19.8 million decrease in net discount accretion as a net result of (i) a $15.2 million decline in recurring accretion income due to a smaller overall corporate debt portfolio and comparatively smaller discounts on the remaining portfolio and (ii) a $4.6 million decrease in accelerated discount accretion as a result of fewer paydowns in 2012. Partially offsetting this decline was $5.1 million of additional corporate loans and securities interest income earned primarily from a higher yielding corporate debt portfolio. The average three-month LIBOR rate increased to 0.43% for 2012 from 0.34% for 2011. In addition, the percentage of our floating rate corporate debt portfolio with LIBOR floors increased to 51.6% as of December 31, 2012 from 32.2% as of December 31, 2011.

        These positive changes to rates outweighed the reductions in the corporate debt portfolio. The weighted average par balances for our corporate loan portfolio declined by $478.3 million to $6.6 billion in 2012 compared to $7.1 billion in 2011. This reduction was the result of fewer purchases subsequent to December 31, 2011 within certain of our CLOs that ended their reinvestment periods. As discussed above, CLO 2007-A ended its reinvestment period during 2010, both CLO 2005-1 and CLO 2005-2 ended their reinvestment periods during 2011 and CLO 2006-1 ended its reinvestment period during 2012. Refer to "Investment Portfolio Overview" for further discussion on the principal proceeds from the assets held in each of these CLO transactions used to amortize the outstanding balance of the CLO senior notes outstanding.

Investment Costs and Expenses

2013 and 2012

        Total investment costs and expenses decreased $38.7 million in 2013 compared to 2012. The decrease was attributable to three primary factors, including a reduction in the provision for loan losses of $13.7 million to $32.8 million in 2013 compared to $46.5 million in 2012. This decline was attributable to a comparatively larger provision for loan losses recorded in 2012 as a result of an increase in the unallocated component of our allowance for loan losses based on a review with particular sensitivity to those corporate loans that we designated as high risk.

        Secondly, interest expense on CLO secured notes and interest expense to affiliates decreased $9.6 million to $113.7 million in 2013 compared to $123.3 million in 2012 due to (i) CLO management fees being charged for CLO 2007-1 and CLO 2007-A during the second half of 2013, thereby reducing the subordinated note payments to third parties for these CLOs and (ii) declining residual economic interests owed to subordinated note holders due to the continued amortization of outstanding senior notes in our legacy CLOs that are out of their reinvestment periods, partially offset by (iii) an increase in interest expense on CLO secured notes due to the fact that we closed CLO 2012-1 and CLO 2013-1 in 2012 and 2013, respectively.

        Lastly, interest expense on our convertible senior notes decreased $14.4 million to $4.2 million in 2013 compared to $18.6 million in 2012 due to the retirement and extinguishment, respectively, of our 7.0% and 7.5% convertible notes.

2012 and 2011

        Total investment costs and expenses increased $60.9 million to $257.3 million in 2012 compared to $196.4 million in 2011. The increase was primarily attributable to additional provision for loan losses and higher interest expense. Provision for loan losses increased $32.3 million to $46.5 million in 2012 compared to $14.2 million in 2011. The increase in provision for loan losses was largely as a result of an increase in the allowance for loan losses based on a review of our unimpaired, held for investment loan portfolio, with particular sensitivity to the corporate loans that we designated as high risk within our internally assigned risk grades.

        Interest expense increased on both our senior notes and collateralized loan obligation secured debt. As described above, we issued senior notes in November 2011 and March 2012 and therefore incurred related interest expense of $26.9 million in 2012 compared to $2.7 million in 2011. Interest expense on our collateralized loan obligation secured debt also increased, as a result of the increase in LIBOR rates combined with the fact that we closed CLO 2011-1 in March 2011, partially offset by the amortization of outstanding senior notes for those CLOs that ended their reinvestment periods. The weighted average par balance of our collateralized loan obligation secured debt decreased $447.6 million in 2012 compared to 2011.

Other Income

        Other income consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market, commodity prices and foreign currency exchange rates as of each period end.

        The table below details the components of net realized and unrealized gain on investments, which is included in other income, separated by financial instrument for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	For the year ended December 31, 2013			For the year ended December 31, 2012			For the year ended December 31, 2011
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$13,709	$83,207	$96,916	$2,226	$39,958	$42,184	$82	$25,613	$25,695
Corporate debt securities	9,228	9,271	18,499	10,412	104,423	114,835	2,164	105,483	107,647
RMBS	24,909	(14,222)	10,687	34,584	(25,285)	9,299	36,520	(33,695)	2,825
Equity investments, at estimated fair value	40,396	2,049	42,445	31,629	5,193	36,822	26,002	2,048	28,050
Other(1)	12,486	(655)	11,831	2,088	(2,229)	(141)	(22)	453	431

Total	$100,728	$79,650	$180,378	$80,939	$122,060	$202,999	$64,746	$99,902	$164,648

(1)
Includes securities sold, not yet purchased and interests in joint ventures and partnerships.

2013 and 2012

        Total other income decreased $28.7 million to $171.0 million in 2013 compared to $199.7 million in 2012. This decrease was primarily driven by a $22.6 million reduction in net realized and unrealized gain on investments to $180.4 million in 2013 compared to $203.0 million in 2012. The key driver of this change included a $95.2 million decline in realized gains on our corporate debt securities portfolio to $9.3 million in 2013 compared to $104.4 million in 2012 primarily due to significant realized gains from sales and paydowns of certain investments during 2012. Specifically, $67.0 million of the total $104.4 million realized gains in 2012 was related to the sale of three corporate debt security holdings. Partially offsetting the $22.6 million decline in net realized and unrealized gain on investments was (i) a $54.7 million increase in net realized and unrealized gain on our corporate loan portfolio to $96.9 million in 2013 compared to $42.2 million in 2012 primarily due to the sale of certain of our corporate loan positions during the first half of 2013 and (ii) a $10.4 million increase in unrealized gains on interests in joint ventures and partnerships on various interests, including those acquired during the second half of 2013. Interests in joint ventures and partnerships are recorded at estimated fair value on our consolidated balance sheets with net realized and unrealized gain on investments recorded in other income on our consolidated statements of operation. We realized a substantial majority of the unrealized gains that were embedded in our bank loan and high yield portfolio prior to the second quarter of 2013.

        In addition to the factors above, the decrease in other income was attributable to a $10.8 million increase in impairment losses recorded for securities available-for-sale that we determined to be other-than-temporarily impaired to $19.5 million in 2013 compared to $8.8 million in 2012. Lastly, there was an additional $3.2 million net charge to earnings for the lower of cost or estimated fair value adjustment to corporate loans held for sale to $5.9 million in 2013 compared to $2.7 million in 2012. As of December 31, 2013 and 2012, our corporate loans held for sale had a carrying value of $279.7 million and $128.3 million, respectively. While the lower of cost or estimated fair value adjustment is impacted by activity in the held for sale portfolio, including sales and transfers, fluctuations in the market value typically have the largest impact on the amount of adjustment. Refer to "Investment Portfolio" for the components comprising the lower of cost or estimated fair value adjustment.

        The above declines were partially offset by a $5.2 million increase in trade-related income.

2012 and 2011

        Total other income increased $112.5 million to $199.7 million in 2012 compared to $87.2 million in 2011, largely driven by a $96.9 million increase in net realized and unrealized gain on investments primarily attributable to two factors.

        First, there was a $62.5 million beneficial change in the lower of cost or estimated fair value adjustment on our corporate loans held for sale portfolio, to a $2.7 million charge in 2012 from a $65.2 million charge recorded in 2011 as a result of price appreciation in our corporate loans held for sale portfolio during 2012 compared to 2011. Second, net realized and unrealized gain on our investments increased year over year. Specifically, net realized and unrealized gain on (i) our corporate loan portfolio increased $16.5 million to $42.2 million in 2012 compared to $25.7 million in 2011 and (ii) our corporate debt securities portfolio increased $7.2 million to $114.8 million in 2012 compared to $107.6 million in 2011. While both years included significant realized gains due to the sale of certain investments, the realized gains recorded during 2012 exceeded those recorded during 2011. Particularly, $28.3 million of the total $40.0 million realized gains on corporate loans in 2012 was from three corporate loan holdings whereas $16.6 million of the total $25.6 million realized gains on corporate loans in 2011 was from one of our largest corporate loan positions. In addition, realized gains on corporate debt securities totaled $104.4 million in 2012, which included realized gains of $67.0 million from the sale of three corporate debt security holdings whereas in 2011, realized gains totaled $105.5 million, which included $88.7 million in gains on partial sales of two of our largest corporate debt holdings.

        In addition to the factors above, the increase in other income was attributable to a $6.5 million increase in realized and unrealized gains on residential mortgage-backed securities, at estimated fair value in 2012 compared to 2011. These gains were partially due to price appreciation on the securities during 2012.

        These gains were partially offset by a $4.7 million increase in impairment losses recorded during 2012 for securities available-for-sale that we determined to be other-than-temporarily impaired.

Other Expenses

2013 and 2012

        Other expenses increased $12.2 million to $60.9 million in 2013 compared to $48.6 million in 2012 primarily due to an increase in related party management compensation. Total related party management, which include base management fees and CLO management fees increased $9.5 million to $40.4 million in 2013 compared to $30.9 million in 2012. CLO management fees increased $13.0 million in 2013 compared to 2012 due to the fact that CLO 2007-1, CLO 2007-A, and CLO 2012-1 began paying management fees during 2013. However, partially offsetting this increase was a decrease of $3.5 million in net base management fees primarily due to (i) certain related party fees received by affiliates of our Manager, which were credited to us via an offset to the base management fee, partially offset by (ii) an increase in gross base management fees due to higher equity (as defined by the Management Agreement) resulting from both net income and the issuance of our 7.375% preferred shares and common shares in connection with our convertible notes conversion during the first quarter of 2013. See "Consolidated Results" above for further discussion around the CLO management fee and base management fee offsets.

        In addition to the factors above, the increase in other expenses was attributable to a $2.3 million increase in professional services expenses during 2013 compared to 2012.

2012 and 2011

        Other expenses increased $2.3 million to $48.6 million in 2012 compared to $46.4 million in 2011, primarily due to $2.4 million of additional other general and administrative expenses. The increase in other general and administrative expenses to $12.0 million in 2012 from $9.6 million in 2011 was primarily attributable to $2.0 million of higher expenses incurred by our Manager on our behalf that were reimbursable to our Manager pursuant to the Management Agreement. During 2012 and 2011, we incurred reimbursable general and administrative expenses to our Manager totaling $10.2 million and $8.2 million, respectively. These reimbursable general and administrative expenses to our Manager include costs related to information technology systems and subscriptions, as well as certain other costs required for business and investment operations.

Natural Resources Segment

        The following table presents the net income components of our natural resources segment for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Revenues
Oil and gas revenue:
Natural gas sales	$32,271	$22,203	$10,224
Oil sales	66,706	26,353	9,023
Natural gas liquids sales	15,415	12,773	9,888
Other	4,786	3,206	1,494

Total revenues	119,178	64,535	30,629

Investments costs and expenses
Oil and gas production costs:
Lease operating expenses	16,546	14,562	4,415
Workover expenses	2,899	3,335	941
Transportation and marketing expenses	10,054	7,477	985
Severance and ad valorem taxes	6,315	3,606	1,425

Total oil and gas production costs	35,814	28,980	7,766
Oil and gas depreciation, depletion and amortization	44,061	21,931	8,015
Interest expense:
Credit facilities	2,249	3,042	1,050
Convertible senior notes	244	944	478
Senior notes	1,774	1,366	49
Junior subordinated notes	905	755	275

Total interest expense	5,172	6,107	1,852
Other	1,127	3,650	1,114

Total investment costs and expenses	86,174	60,668	18,747

Other (loss) income
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Commodity swaps	(4,266)	4,275	7,948
Net realized and unrealized loss on investments(1)	(10,407)	(3,191)	—
Other income	1,031	797	—

Total other (loss) income	(13,642)	1,881	7,948

Other expenses
Related party management compensation:
Base management fees	1,437	1,355	466
Professional services	1,140	930	495
Insurance	323	126	7
Other general and administrative	1,935	2,700	2,855

Total other expenses	4,835	5,111	3,823

Income before income taxes	14,527	637	16,007
Income tax expense	—	—	70

Net income	$14,527	$637	$15,937

(1)
Includes impairment of oil and gas properties.

        Our oil and gas results depend substantially on natural gas, oil and NGL prices and production levels, as well as drilling and operating costs. The price we realize for our production is affected by our hedging activities. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into commodity swaps for a portion of our working and overriding royalty interests. Our policy has been to hedge a portion of the total estimated oil, natural gas and/or NGL production on our working and overriding royalty interests for a specified amount of time. Our commodity derivatives are described further below under "Other (Loss) Income".

Production and Sales Statistics

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Average daily production:
Natural gas (Mcf/d)	25,210	24,032	7,087
Oil (Bbls/d)	1,839	754	305
NGL (Bbls/d)	1,471	759	648

Total (Mcfe/d)(1)	45,070	33,110	12,805
Weighted average prices (hedged)(2):
Natural gas (MMBtu)	$3.66	$2.87	$3.96
Oil (Bbl)	$98.20	$95.86	$80.99
NGL (Bbl)	$30.33	$48.09	$43.29
Weighted average prices (unhedged)(3):
Natural gas (MMBtu)	$3.51	$2.53	$3.95
Oil (Bbl)	$99.67	$95.82	$81.02
NGL (Bbl)	$28.70	$46.11	$41.80
Average Henry Hub and WTI spot prices:
Natural gas (MMBtu)	$3.72	$2.75	$3.99
Oil (Bbl)	$97.91	$94.05	$94.88
Costs per Mcfe of production:
Lease operating expenses	$1.01	$1.21	$1.00
Transportation and marketing expenses	$0.61	$0.62	$0.22
General and administrative expenses	$0.23	$0.57	$0.91
Depreciation, depletion and amortization	$2.68	$1.81	$1.81
Taxes, other than income taxes	$0.38	$0.30	$0.32

(1)
Calculated using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs.

(2)
Includes the effect of realized gains on commodity derivatives of $1.3 million, $3.6 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)
Does not include the effect of realized gains (losses) on derivatives.

Revenues

2013 and 2012

        Revenue increased $54.6 million to $119.2 million in 2013 compared to $64.5 million in 2012 due to an increase in production resulting from the drilling and completion of undeveloped working and overriding royalty interest properties, as well as a full year of results in 2013 for acquisitions of producing oil and natural gas properties made in 2012. As of December 31, 2013 and 2012, our working and overriding royalty interests had a carrying amount of $400.4 million and $289.9 million, respectively.

        Average daily production increased 36% in 2013 compared to 2012 primarily due to both the drilling and completion of undeveloped properties during 2013 and a full year of results in 2013 for acquisitions made in 2012.

2012 and 2011

        Revenue increased $33.9 million to $64.5 million in 2012 compared to $30.6 million in 2011 due to the increase in production resulting from the acquisitions of producing oil and natural gas properties in 2011 and 2012, as well as drilling and completion of existing undeveloped working and overriding royalty interest property. As of December 31, 2012 and 2011, our working and overriding royalty interests had a carrying value of $289.9 million and $138.6 million, respectively.

        Average daily production volumes increased 159% during 2012 compared to 2011 primarily due to acquisitions of producing properties completed during 2012.

Investment Costs and Expenses

        Investment costs and expenses primarily consist of production costs, DD&A and other expenses related to acquisitions.

        Production costs represent costs incurred to operate and maintain our wells, or lease operating expenses, as well as transportation and marketing costs. Lease operating expenses include expenses such as labor, rented equipment, field office, saltwater disposal, maintenance, tools and supplies. As we acquire working interests in oil and natural gas properties, lease operating expenses increase in conjunction with an increase in oil, natural gas and NGL production. Furthermore, we have agreements with third parties to act as managers of certain of our oil and natural gas properties. Services provided by these third party managers include making the business and operational decisions related to the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses, general and administrative expenses and other necessary and useful services for the operation of the assets. Again, as the overall number of oil and natural gas properties increase, the related costs to manage these properties increase correspondingly.

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

2013 and 2012

        Total investment costs and expenses increased $25.5 million to $86.2 million in 2013 compared to $60.7 million in 2012. As described above, we acquired additional producing oil and natural gas properties during 2012 and developed previously undeveloped properties in 2013 and thus, the costs associated with operating and managing the wells increased. Total oil and gas production costs increased $6.8 million to $35.8 million in 2013 compared to $29.0 million in 2012. Most notable was the increase in severance and ad valorem taxes of $2.7 million and transportation and marketing expenses of $2.6 million related to an increase in well count and production. Similarly, DD&A increased

$22.1 million to $44.1 million in 2013 compared to $21.9 million in 2012 due to an increase in production and depletable costs that resulted from the drilling and completion of additional wells and a full year of results in 2013 for acquisitions made in 2012.

2012 and 2011

        Total investment costs and expenses increased $41.9 million to $60.7 million in 2012 compared to $18.7 million in 2011. As described above, we acquired additional producing oil and natural gas properties during 2011 and 2012 and thus, the costs associated with operating and managing the wells increased. Production costs increased $21.2 million to $29.0 million in 2012 compared to $7.8 million in 2011. Most notably was the increase in lease operating expenses of $10.1 million and transportation and marketing expenses of $6.5 million related to an increase in wells and production from 2012 acquisitions. Similarly, DD&A increased $13.9 million to $21.9 million in 2012 compared to $8.0 million in 2011 due to an increase in production and depletable costs that resulted from 2012 acquisitions.

        In addition, interest expense increased $4.3 million in 2012 compared to 2011 as a result of additional drawdowns on our 2015 Natural Resources Facility to partially fund acquisitions, as well as allocated holding company debt expense. As of December 31, 2012 and 2011, we had $107.8 million and $38.3 million, respectively, of borrowings under our 2015 Natural Resources Facility.

Other (Loss) Income

2013 and 2012

        Total other loss changed $15.5 million resulting in total other loss of $13.6 million in 2013 compared to total other income of $1.9 million in 2012, primarily attributable to unrealized losses on our commodity swaps combined with impairment recorded on certain of our oil and natural gas properties.

        We currently use commodity derivative contracts, consisting of oil, natural gas and certain NGL products receive-fixed, pay-floating swaps for certain years through 2016 as described above. Net realized and unrealized (loss) gain on commodity swaps totaled a loss of $4.3 million in 2013 compared to a gain of $4.3 million in 2012. Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized.

        Realized gains (losses) represent amounts related to the settlement of derivative instruments which, for commodity derivatives, are aligned with the underlying production. During the years ended December 31, 2013 and 2012, net realized gains on commodity swaps totaled $1.3 million and $3.6 million, respectively.

        Included in total other loss in 2013 was $10.4 million of impairment charges recorded during 2013 on certain of our oil and natural gas properties. In comparison, we recorded impairment charges of $3.3 million during 2012. We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. Downward revisions in estimates of reserve quantities, expectations of falling commodity prices or rising operating or development costs could indicate and result in impairments. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. In addition, we periodically and, at a minimum, annually evaluate our unproved oil and natural gas properties for impairment on a property-by-property basis.

2012 and 2011

        Total other income decreased $6.1 million to $1.9 million in 2012 compared to $7.9 million in 2011, primarily attributable to lower unrealized gains on our commodity swaps and impairment recorded on certain of our oil and natural gas properties.

        We currently use commodity derivative contracts, consisting of oil, natural gas and certain NGL products receive-fixed, pay-floating swaps for certain years through 2016 as described above. Net realized and unrealized gain on commodity swaps decreased $3.7 million to $4.3 million in 2012 compared to $7.9 million in 2011. Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized. The fair value of our open derivative contracts decreased $0.3 million to a net asset of $7.1 million as of December 31, 2012 compared to a net asset of $7.4 million as of December 31, 2011 primarily due to the settlement of open contracts at December 31, 2011 in 2012, partially offset by new contracts entered into during 2012 that appreciated in value.

        Realized gains (losses) represent amounts related to the settlement of derivative instruments which, for commodity derivatives, are aligned with the underlying production. During the years ended December 31, 2012 and 2011, net realized gains on commodity swaps totaled $3.6 million and $0.4 million, respectively.

        Included in the $6.1 million decrease in total other income was $3.3 million of impairment charges recorded during 2012 on certain of our oil and natural gas properties acquired during 2010.

Other Expenses

2013 and 2012

        Total other expenses decreased $0.3 million to $4.8 million in 2013 compared to $5.1 million in 2012, primarily due to a $0.8 million reduction in other general and administrative expenses primarily due to the reversal of certain accrued expenses based on actual amounts due, such as reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests. These declines were partially offset by additional allocated corporate expenses, including base management fees and professional services expenses. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment.

2012 and 2011

        Total other expenses increased $1.3 million to $5.1 million in 2012 compared to $3.8 million in 2011 primarily due to additional allocated corporate expenses, including base management fees and professional services expenses.

Other Segment

        The following table presents the net income components of our other segment for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011
Revenues
Dividend income	$1,519	$77	$—

Total revenues	1,519	77	—

Investment costs and expenses
Interest expense:
Credit facilities	18	23	—
Convertible senior notes	50	128	—
Senior notes	572	185	—
Junior subordinated notes	291	102	—

Total interest expense	931	438	—

Total investment costs and expenses	931	438	—

Other income
Net realized and unrealized gain on derivatives and foreign exchange:
Foreign exchange(1)	1,064	—	—

Total realized and unrealized loss on derivatives and foreign exchange	1,064	—	—
Net realized and unrealized gain on investments	12,512	4,663	—

Total other income	13,576	4,663	—

Other expenses
Related party management compensation:
Base management fees	433	183	—
Professional services	173	34	—

Total other expenses	606	217	—

Income before income taxes	13,558	4,085	—
Income tax expense	17	1	—

Net income	$13,541	$4,084	$—

(1)
Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

        We began acquiring commercial real estate investments during 2012 and as such, all amounts were zero in 2011.

Revenues

2013 and 2012

        As of December 31, 2013 and 2012, our commercial real estate assets had a carrying value of $186.6 million and $52.5 million, respectively and are included within interests in joint ventures and partnerships on our consolidated balance sheets. Revenues totaled $1.5 million and $0.1 million for 2013 and 2012, respectively. The $1.5 million represented a dividend payment related to one of our commercial real estate investments paid in 2013.

Investment Costs and Expenses

2013 and 2012

        Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Investment costs and expenses increased $0.5 million in 2013 compared to 2012 as a result of the commercial real estate asset acquisitions made in 2013, thereby increasing the investment portfolio balance and amounts allocated for costs and expenses.

Other Income

2013 and 2012

        Other income increased $8.9 million to $13.6 million in 2013 compared to $4.7 million in 2012 which primarily represented net unrealized gains on our holdings. Commercial real estate holdings are recorded at estimated fair value on our consolidated balance sheets with net realized and unrealized gain on investments recorded in other income on our consolidated statements of operation. Also included in total other income in 2013 was $1.1 million of unrealized gains on foreign exchange forward contracts and remeasurement related to our foreign denominated commercial real estate assets.

Other Expenses

2013 and 2012

        Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, but are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Other expenses increased $0.4 million in 2013 compared to 2012 primarily due to commercial real estate asset acquisitions made in 2013, thereby increasing the investment portfolio balance and corporate expenses charged and allocated during 2013.

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

        Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state income tax expense related to the 2013 tax year. For the year ended December 31, 2013, we recorded $0.2 million federal tax benefit and $0.3 million of state tax expense for our domestic corporate subsidiaries, respectively. Additionally, we recorded $0.1 million federal tax expense and $0.3 million of state and foreign tax expense for our non-corporate subsidiaries for the year ended December 31, 2013, respectively. Accordingly, for the year ended December 31, 2013, we recorded income tax expense of $0.5 million. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our consolidated balance sheets.

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

        The following table summarizes the carrying value of our investment portfolio by strategy as of December 31, 2013 (amounts in thousands):

	Bank Loans & High Yield Bonds	Natural Resources	Special Situations	Mezzanine	Commercial Real Estate	Private Equity	Total
Corporate loans(1)	$6,375,006	$—	$227,441	$89,272	$—	$—	$6,691,719
Securities(2)	398,477	—	55,831	—	—	43,000	497,308
Equity investments, at estimated fair value(3)	1,365	7,500	63,838	9,189	—	99,320	181,212
Oil and gas properties, net	—	400,369	—	—	—	—	400,369
Interests in joint ventures and partnerships	—	88,460	38,893	—	186,566	122,322	436,241
Other assets	—	—	5,762	330	—	75	6,167

Total	$6,774,848	$496,329	$391,765	$98,791	$186,566	$264,717	$8,213,016

(1)
Includes loans held for sale and loans at estimated fair value. Amounts presented are gross of allowance for loan losses totaling $225.0 million as of December 31, 2013.

(2)
Excludes our investments in residential mortgage-backed securities with an estimated fair value of $76.0 million.

(3)
Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

        The table above reconciles our assets as presented on our consolidated balance sheets to our strategies, which differs from our reportable segments. For segment reporting purposes, the majority of our corporate debt portfolio and equity investments, at estimated fair value are included within our Credit segment. Our Natural Resources and Other segments include our oil and natural gas properties and commercial real estate investments, respectively. Our Natural Resources segment excludes the private equity and interests in joint ventures and partnerships focused on the oil and gas sector (included in equity investments, at estimated fair value and interests in joint ventures and partnerships on our consolidated balance sheets).

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

Corporate Loans

        Our corporate loan portfolio had an aggregate par value of $6.9 billion as of December 31, 2013 and $6.5 billion as of December 31, 2012. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

        The following table summarizes our corporate loans portfolio stratified by type as of December 31, 2013 and 2012. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our consolidated balance sheets. We also have certain loans that we elected to carry at estimated fair value.

Corporate Loans
(Amounts in thousands)

	December 31, 2013(1)				December 31, 2012(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,374,004	$6,212,663	$6,212,663	$6,128,193	$5,761,308	$5,575,437	$5,575,437	$5,494,676
Second lien	361,520	349,523	349,523	316,783	457,333	433,020	433,020	334,191
Subordinated	156,250	130,434	130,434	125,423	264,722	174,694	174,694	233,308

Subtotal	6,891,774	6,692,620	6,692,620	6,570,399	6,483,363	6,183,151	6,183,151	6,062,175
Lower of cost or fair value adjustment	—	(15,920)	—	—	—	(14,047)	—	—
Allowance for loan losses	—	(224,999)	—	—	—	(223,472)	—	—
Unrealized gains.	—	15,019	—	—	—	2,225	—	—

Total	$6,891,774	$6,466,720	$6,692,620	$6,570,399	$6,483,363	$5,947,857	$6,183,151	$6,062,175

(1)
Includes loans held for sale and loans carried at estimated fair value.

        As of December 31, 2013, $6.7 billion par amount, or 97.8%, of our corporate loan portfolio was floating rate and $148.9 million par amount, or 2.2%, was fixed rate. In addition, as of December 31, 2013, $291.0 million par amount, or 4.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 74.0% was denominated in Euros. As of December 31, 2012, $6.5 billion par amount, or 99.7%, of our corporate loan portfolio was floating rate and $22.3 million par amount, or 0.3%, was fixed rate. In addition, as of December 31, 2012, $328.9 million par amount, or 5.1%, of our corporate loan portfolio was denominated in foreign currencies, of which 68.8% was denominated in Euros.

        As of December 31, 2013, our fixed rate corporate loans had a weighted average coupon of 11.2% and a weighted average years to maturity of 5.1 years, as compared to 12.5% and 1.5 years, respectively, as of December 31, 2012. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.8% as of December 31, 2013 and 5.3% as of December 31, 2012, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.9% as of December 31, 2013 and 4.5% as of December 31, 2012. The weighted average years to maturity of our floating rate corporate loans was 4.1 years and 4.3 years as of December 31, 2013 and 2012, respectively.

Non-accrual Loans

        We hold certain corporate loans designated as being non-accrual, impaired and/or in default. Non-accrual loans consist of (i) corporate loans held for investment, including impaired loans, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value. Any of these three classifications may include those loans modified in a troubled debt restructuring ("TDR"), which are typically designated as being non-accrual (see "Troubled Debt Restructurings" section below).

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

        The following table summarizes our recorded investment in non-accrual loans for the years ended December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013	December 31, 2012
Loans held for investment	$554,442	$445,437
Loans held for sale	44,823	90,840
Loans at estimated fair value	24,883	—

Total non-accrual loans	$624,148	$536,277

        The $87.9 million increase in non-accrual loans from $536.3 million as of December 31, 2012 to $624.1 million as of December 31, 2013 was primarily due to $177.7 million of additions, of which $154.1 million is related to impaired loans, partially offset by $59.2 million of sales of loans and $28.4 million of restructures that occurred during the period. During the years ended December 31, 2013 and 2012, we recognized $25.1 million and $19.6 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

        Impaired loans consist of loans held for investment where we have determined that it is probable that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans on a recorded investment basis increased from $445.4 million as of December 31, 2012 to $554.4 million as of December 31, 2013 primarily due to $154.1 million of additions to impaired loans, partially offset by $29.7 million of loans that were extinguished through TDRs and $14.1 million of transfers from held-for-investment to held-for-sale.

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

        As of December 31, 2013, we held six corporate loans that were in default with a total amortized cost of $215.7 million from two issuers. Of the $215.7 million total amortized cost, $203.7 million were included in the loans that comprised the allocated component of our allowance for loan losses and $12.0 million were included in loans carried at estimated fair value. As of December 31, 2012, we held two corporate loans that were in default with a total amortized cost of $50.4 million from one issuer and were included in the loans for which the allocated component of our allowance for loan losses was related to.

Troubled Debt Restructurings

        The recorded investment balance of TDRs at December 31, 2013 totaled $55.4 million, related to three TDRs. Comparatively, the recorded investment balance of TDRs at December 31, 2012 totaled $25.5 million, related to one TDR. Loans whose terms have been modified in a TDR are considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. As of December 31, 2013 and 2012, $55.4 million and $25.5 million of TDRs were included in non-accrual loans, respectively (see "Non-Accrual Loans" section above). As of December 31, 2013 and 2012, the allowance for loan losses included specific reserves of $22.1 million and $0.5 million related to TDRs, respectively.

        The following table presents the aggregate balance of loans whose terms have been modified in a TDR during the years ended December 31, 2013, 2012 and 2011 (dollar amounts in thousands):

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)(2)	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)(3)
Troubled debt restructurings:
Loans held for investment	2	$68,358	$39,430	1	$13,807	$4,679	—	$—	$—
Loans held for sale	—	—	—	1	53,875	20,886	—	—	—
Loans at estimated fair value	1	1,670	1,229	—	—	—	1	11,158	—

Total	3	$70,028	$40,659	2	$67,682	$25,565	1	$11,158	$—

(1)
Recorded investment is defined as amortized cost plus accrued interest.

(2)
Excludes equity securities received from the TDRs with an estimated fair value of $2.1 million.

(3)
Excludes equity securities received from the TDRs with an estimated fair value of $9.5 million.

        During the year ended December 31, 2013, we modified an aggregate recorded investment of $70.0 million related to three issuers in restructurings which qualified as TDRs. These restructurings occurred during the first quarter of 2013 and involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%. Prior to the restructurings, two of the TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge-offs for the year ended December 31, 2013, which comprised 86% of the total $31.3 million of charge-offs recorded during the year ended December 31, 2013.

        During the year ended December 31, 2012, we exchanged an aggregate recorded investment of $67.7 million of loans from a single issuer for new loans of varying extended maturities and equity, with a combined estimated fair value of $25.6 million, in a modification which qualified as a TDR. The interest rate did not change as a result of this modification. Prior to the TDR, certain of the loans were included in the allocated component of the allowance for loan losses, while the remaining loans were in loans held for sale and were on non-accrual status. The difference between the recorded investment of the loans and the estimated fair value of the new loans and equity was charged-off against the allowance for loan losses and the lower of cost or estimated fair value allowance. The new loans were included in the allocated component of the allowance for loan losses and in loans held for sale and will be maintained on non-accrual status until performance has been demonstrated by the borrower for a suitable period of time, while the equity was carried at estimated fair value. The loans modified in the TDR were not in default at December 31, 2012.

        During the year ended December 31, 2011, we modified loans with an aggregate recorded investment of $11.2 million related to a single issuer which qualified as a TDR and resulted in us recording an $0.8 million loss. This modification involved the restructuring of a debt instrument to equity investment, resulting in a new asset. The loans modified in the TDR were not in default at December 31, 2011.

        As of December 31, 2013, 2012 and 2011, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR.

        As of December 31, 2013, 2012 and 2011, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

        During the years ended December 31, 2013 and 2012, we modified $2.4 billion and $1.7 billion amortized cost of corporate loans, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were neither experiencing financial difficulty nor were seeking (nor granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance For Loan Losses

        The following table summarizes the changes in our allowance for loan losses for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Beginning balance	$223,472	$191,407	$209,030
Provision for loan losses	32,812	46,498	14,194
Charge-offs	(31,285)	(14,433)	(31,817)

Ending balance	$224,999	$223,472	$191,407

        As of December 31, 2013 and 2012, we had an allowance for loan loss of $225.0 million and $223.5 million, respectively. As described under "Critical Accounting Policies", our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan's estimated fair value.

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

        As of December 31, 2013, the allocated component of our allowance for loan losses totaled $142.7 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $594.4 million and an aggregate recorded investment of $554.4 million. As of December 31, 2012, the allocated component of our allowance for loan losses totaled $94.9 million and relates to investments in certain loans issued by six issuers with an aggregate par amount of $484.1 million and an aggregate recorded investment of $445.4 million.

        The unallocated component of our allowance for loan losses totaled $82.3 million and $128.6 million as of December 31, 2013 and 2012, respectively. As discussed above, we estimate the unallocated reserve by first categorizing our corporate loans held for investment portfolio based on their assigned risk grade and then based on the seniority of the loan in the issuer's capital structure. Of the three internally assigned risk grades, as of December 31, 2013, we had loans issued from two issuers with an aggregate par value of $325.0 million and amortized cost amount of $324.9 million that we classified as high risk. The amortized cost balance of loans classified as high risk consisted of the following holdings: (i) $313.8 million amortized cost amount of loans issued by Modular Space Corporation and (ii) $11.1 million amortized cost amount of loans issued by Ambea AB.

        At September 30, 2012, we transferred Texas Competitive Electric Holdings Company LLC ("TXU"), from the high risk grade of the unallocated component to the allocated component of our allowance for loan losses upon determination that the loans were impaired. Management believed it probable that we would be unable to collect all payments due in accordance with the contractual terms of the loan agreement. To calculate the recovery value of the loans, we estimated the loss as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted using the effective discount rate. At December 31, 2013, the calculation resulted in a specific reserve of $66.9 million related to TXU, or an implied recovery value of approximately 76% of par. As of December 31, 2013, TXU had a total amortized cost of $311.6 million. In addition, we held TXU loans held for sale with a recorded investment of $29.8 million as of December 31, 2013.

        During the years ended December 31, 2013, 2012 and 2011, we recorded charge-offs totaling $31.3 million, $14.4 million and $31.8 million, respectively, comprised primarily of loans modified in TDRs and loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

        The following table summarizes the changes in our loans held for sale balance as of December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Loans Held for Sale:
Beginning balance	$128,289	$317,332
Transfers in	323,416	114,995
Transfers out	—	(114,871)
Sales, paydowns, restructurings and other	(166,058)	(186,511)
Lower of cost or estimated fair value adjustment(1)	(5,899)	(2,656)

Net carrying value	$279,748	$128,289

(1)
Represents the recorded net charge to earnings for the respective year

        As of December 31, 2013, we had $279.7 million of loans held for sale, an increase of $151.5 million from December 31, 2012 due to the transfer of certain loans from held for investment to loans held for sale.

        During the years ended December 31, 2013 and 2012, we transferred $323.4 million and $115.0 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. Also, during the years ended December 31, 2013 and 2012, we transferred zero and $114.9 million amortized cost amount, respectively, from loans held for sale back to loans held for investment as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

        The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Lower of cost or estimated fair value:
Beginning balance	$(14,047)	$(50,906)	$(4,748)
Sale, paydown and restructure of loans held for sale	4,026	38,264	5,032
Transfer of loans to held for investment	—	3,014	8,301
Declines in estimated fair value	(15,620)	(25,961)	(66,221)
Recoveries in estimated fair value	9,721	21,542	6,730

Ending balance	$(15,920)	$(14,047)	$(50,906)

        We recorded a $5.9 million net charge to earnings during the year ended December 31, 2013 for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $279.7 million as of December 31, 2013. We recorded a $2.7 million and $65.2 million net charge to earnings during the years ended December 31, 2012 and 2011, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $128.3 million and $317.3 million as of December 31, 2012 and 2011, respectively.

Concentration Risk

        Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2013, approximately 46% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.2 million or approximately 14% of the aggregated amortized cost basis of our corporate loans. As of December 31, 2012, approximately 46% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and Modular Space Corporation, which combined represented $1.0 billion, or approximately 16% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

        Our corporate debt securities portfolio had an aggregate par value of $524.3 million and $466.1 million as of December 31, 2013 and 2012, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets.

        The following table summarizes our corporate debt securities portfolio stratified by type as of December 31, 2013 and 2012:

Corporate Debt Securities
(Amounts in thousands)

	December 31, 2013(1)				December 31, 2012(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$183,856	$166,409	$157,637	$166,409	$218,872	$211,716	$201,360	$211,716
Senior unsecured	241,381	241,368	215,875	241,368	191,737	183,003	169,961	183,003
Subordinated	99,105	89,531	89,231	89,531	55,453	54,959	51,491	54,959

Total	$524,342	$497,308	$462,743	$497,308	$466,062	$449,678	$422,812	$449,678

(1)
In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the consolidated statements of operations.

        As of December 31, 2013, $461.3 million, or 88.0%, of our corporate debt securities portfolio was fixed rate and $63.1 million, or 12.0%, was floating rate. In addition, as of December 31, 2013, $26.5 million par amount, or 5.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 85.2% was denominated in Euros. As of December 31, 2012, $395.4 million, or 84.8%, of our corporate debt securities portfolio was fixed rate and $70.7 million, or 15.2%, was floating rate. In addition, as of December 31, 2012, $21.5 million par amount, or 4.6%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 81.8% was denominated in Euros.

        As of December 31, 2013, our fixed rate corporate debt securities had a weighted average coupon of 7.9% and a weighted average years to maturity of 5.6 years, as compared to 9.2% and 4.6 years, respectively, as of December 31, 2012. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 4.3% and 8.2% as of December 31, 2013 and 2012, respectively, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 4.1% and 7.3% as of December 31, 2013 and 2012, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 7.6 years and 3.0 years as of December 31, 2013 and 2012, respectively.

        During the years ended December 31, 2013, 2012 and 2011, we recorded impairment losses totaling $19.5 million, $8.2 million and $1.5 million, respectively, for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

        As of December 31, 2013, we had a corporate debt security from one issuer in default with an estimated fair value of $25.4 million, which was on non-accrual status. As of December 31, 2012, we had no corporate debt securities in default.

Concentration Risk

        Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2013, approximately 55% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, JC Penney Corp. Inc. and

NXP Semiconductor NV, which combined represented $104.5 million, or approximately 21% of the estimated fair value of our corporate debt securities. As of December 31, 2012, approximately 51% of the estimated fair value of our corporate debt securities was concentrated in ten issuers, with the three largest concentrations of corporate debt securities issued by Sanmina Corporation, Avaya Inc. and iPayment, Inc., which combined represented $87.0 million, or approximately 19% of the estimated fair of value of our corporate debt securities.

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

Working Interests

        Our natural resources holdings include non-operated working interests in producing oil and natural gas fields located in Louisiana, Mississippi and Texas. As of December 31, 2013 and 2012, the working interests had a net carrying value of $359.1 million and $242.6 million, respectively, excluding $50.4 million and $44.7 million, respectively, from two assets classified as interests in joint ventures and partnerships on the consolidated balance sheets. These interests are in proved developed, proved undeveloped and unproved properties, with the majority of our proved reserve volumes as natural gas, followed by NGLs and then oil. The acquisition and development of certain working interests was partially financed with borrowings through our 2015 Natural Resources Facility, which had $50.3 million outstanding as of December 31, 2013.

        During 2013, we funded approximately $137.5 million for transactions executed in 2013 and earlier, including the purchase of interests in undeveloped Eagle Ford Shale acreage in Texas, which we have already begun developing.

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

Reserves

        The following sets forth proved oil, natural gas and NGL reserves at December 31, 2013 and 2012, based on reserve estimates prepared by the managers of our oil and gas properties and aggregated by us:

	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
December 31, 2013
Proved developed reserves	77.0	2.3	4.8	119.6
Proved undeveloped reserves	26.6	4.2	2.1	64.4

Total proved reserves	103.6	6.5	6.9	184.0

December 31, 2012
Proved developed reserves	75.8	0.6	5.0	109.4
Proved undeveloped reserves	19.0	1.7	1.7	39.4

Total proved reserves	94.8	2.3	6.7	148.8

        During the year ended December 31, 2013, our proved undeveloped reserves ("PUDs") increased to 64.4 billion cubic feet equivalent ("Bcfe") from 39.4 Bcfe at December 31, 2012. The increase was largely due to 17.6 Bcfe added as a result of an acquisition with the remainder primarily added as a result of our drilling activities in Texas, partially offset by the conversion of prior year PUDs to proved developed producing reserves ("PDPs") from drilling and completion activities. During 2013, our progress toward converting PUDs to PDPs included the drilling and completion of 29 gross undeveloped wells at a total estimated net capital cost of $31.0 million. We expect that our PUDs will continue to be converted to proved developed producing reserves as additional wells are drilled.

        Based on the December 31, 2013 reserve reports, the amounts of net capital expenditures estimated to be incurred in 2014, 2015 and 2016 to develop our PUDs are approximately $101.5 million, $32.8 million and $33.3 million, respectively. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs and product prices.

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

        All reserve information in this report is based on estimates prepared by petroleum engineers from the managers of our oil and gas properties and is the responsibility of management. Reserve and economic evaluations of all of our properties are prepared, except for overriding royalty interests in certain properties in the Eagle Ford Shale purchased in 2011 since this information is unavailable to us. The preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data input into reserves forecasting and economic evaluation software, as well as multi-discipline reviews, as described below. The preparation of the year-end reserve estimates was overseen by the Vice President of Engineering for one of our managers and the Senior Vice President of Engineering for the other manager. Each of these individuals has a bachelor's degree in engineering, and they have over 59 years of combined oil and gas industry experience.

        Our internal controls over the preparation of reserve estimates is a process designed to provide reasonable assurance regarding the reliability of our reserve estimates in accordance with SEC regulations. Our reserves estimates are made using available geological and reservoir data as well as production performance data. These estimates, made by the petroleum engineers, are reviewed annually and revised, either upward or downward, as warranted by additional data. The data reviewed may include, among other things, seismic data, well logs, production tests, reservoir pressures, individual well and field performance data. The data incorporated in the interpretations includes structure and isopatch maps, individual well and field performance and other engineering and geological work products such as material balance calculations to arrive at conclusions about individual well and field projections. Additionally, offset performance data, operating expenses, capital costs and product prices factor into estimating quantities of reserves. Revisions are necessary due to changes in, among other things, reservoir performance, prices, economic conditions and government regulations. Sustained decreases in prices, for example, may cause a reduction in some reserves due to reaching economic limits sooner. The estimates of reserves conform to the guidelines of the SEC, including the criteria of "reasonable certainty", as it pertains to expectations about the recoverability of reserves in future years. The managers of our oil and gas properties also prepared estimates with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Gross wells:
Productive	83	10	5
Dry	—	—	1

	83	10	6

Net development wells:
Productive	12	1	1
Dry	—	—	—

	12	1	1

Net exploratory wells:
Productive	1	—	—
Dry	—	—	—

	1	—	—

        We do not operate any of our working interest wells, but a majority of our wells are operated by a third party that we have engaged to also act as the manager of a certain portion of our interests. As such, all of our well information relates to non-operated wells. Among our productive wells, the following table separates them by commodity type as of December 31, 2013:

	Natural Gas Wells		Oil Wells		Total Wells
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
December 31, 2013	1,318	222	100	14	1,418	236

(1)
Gross refers to the total number of productive wells in which we have a working interest.

(2)
Net refers to the sum of our fractional working interests in gross wells.

Developed and Undeveloped Acreage

        The following sets forth information relating to leasehold acreage as of December 31, 2013:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross(1)	Net(2)	Gross(1)	Net(2)	Gross(1)	Net(2)
December 31, 2013	240,086	42,785	121,703	8,701	361,789	51,486

(1)
Gross refers to the total acreage in which we have a working interest.

(2)
Net refers to the sum of our fractional working interests in gross acreage.

Royalty Interests

        In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties. We had approximately 359 and 220 gross productive wells as of December 31, 2013 and 2012, respectively, in which we own an overriding royalty interest only, and the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of December 31, 2013 and 2012, had net carrying values of $41.3 million and $47.3 million, respectively.

Equity Holdings

        Equity investments carried at estimated fair value primarily consist of private equity investments. As of December 31, 2013, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $4.5 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $160.6 million and an estimated fair value of $181.2 million. In comparison, as of December 31, 2012, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $1.6 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $140.7 million and an estimated fair value of $161.6 million.

Interests in Joint Ventures and Partnerships Holdings

        As of December 31, 2013, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate cost amount of $406.5 million and estimated fair value of $436.2 million. As of December 31, 2012, our interests in joint ventures and partnerships had an aggregate cost amount of $144.6 million and estimated fair value of $149.5 million.

Shareholders' Equity

        Our shareholders' equity at December 31, 2013, 2012 and 2011 totaled $2.5 billion, $1.8 billion and $1.7 billion, respectively. Included in our shareholders' equity as of December 31, 2013, 2012 and 2011 is accumulated other comprehensive loss totaling $15.7 million, $70.2 million and $35.6 million, respectively.

        Our average common shareholders' equity and return on average common shareholders' equity for the year ended December 31, 2013 was $2.1 billion and 12.6%, respectively, and for the year ended December 31, 2012 was $1.8 billion and 19.7%, respectively. Our average common shareholders' equity and return on average common shareholders' equity for the year ended December 31, 2011 was $1.7 billion and 18.5%, respectively. Return on average common shareholders' equity is defined as net income available to common shareholders divided by weighted average common shareholders' equity.

        Our book value per common share as of December 31, 2013 and 2012 was $10.58 and $10.31, respectively, and was computed based on 204,824,159 and 178,437,078 common shares issued and outstanding as of December 31, 2013 and 2012, respectively.

Distributions

Preferred Shareholders

        On December 24, 2013, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on January 15, 2014 to preferred shareholders as of the close of business on January 8, 2014.

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

Common Shareholders

        On January 30, 2014, our board of directors declared a cash distribution for the quarter ended December 31, 2013 of $0.22 per share to common shareholders of record on February 13, 2014. The distribution was paid on February 27, 2014.

        On October 23, 2013, our board of directors declared a cash distribution for the quarter ended September 30, 2013 of $0.22 per share to common shareholders of record on November 6, 2013. The distribution was paid on November 20, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

        We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we will continue to evaluate opportunities to issue incremental capital. This may include taking advantage of market opportunities to issue equity or refinance or replace indebtedness, including the issuance of new debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. As of December 31, 2013, we had unrestricted cash and cash equivalents totaling $157.2 million.

        In connection with the proposed merger with KKR & Co. announced on December 16, 2013, we agreed to conduct our business in the ordinary course and in a manner consistent in all material respects with past practice, subject to certain conditions and restrictions including, but not limited to the entry into certain material contracts or the incurrence of certain indebtedness. In addition, we are restricted in the amount of distributions that we can pay to our common shareholders without the prior consent of KKR & Co. In particular, we may not declare a quarterly distribution in excess of $0.22 per common share without KKR & Co.'s prior consent. Refer to "Executive Overview—Proposed Merger with KKR & Co." for further discussion.

        The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization ("OC Test") as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, as of December 31, 2013, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage ("IC") tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

Sources of Funds

Cash Flow CLO Transactions

        On December 20, 2013, we priced a new secured financing transaction, CLO 2013-2, which closed on January 23, 2014, totaling $384.0 million with a final maturity of January 23, 2026. Upon closing, we issued $339.3 million par amount of senior secured notes to unaffiliated investors, of which $319.3 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.16% and $20.0 million was fixed rate at 3.74%. The investments that are owned by CLO 2013-2 collateralize the CLO 2013-2 debt, and as a result, those investments are not available to us, our creditors or shareholders.

        As of December 31, 2013, we had eight Cash Flow CLO transactions outstanding, excluding CLO 2013-2, which closed in 2014. In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

        During the year ended December 31, 2013, we issued $84.8 million par amount of CLO 2007-1 class D notes for proceeds of $81.1 million. In addition, during the year ended December 31, 2013, we issued $12.4 million par amount of CLO 2007-A class F notes for proceeds of $12.7 million. Comparatively, during the year ended December 31, 2012, we issued $119.7 million par amount of CLO 2007-1 class D notes for proceeds of $95.1 million and $11.3 million par amount of CLO 2007-A class C notes for proceeds of $10.6 million.

        During the fourth quarter of 2013, an affiliate of our Manager sold its interests in the junior notes of both CLO 2007-1 and CLO 2007-A. Accordingly, the aggregate carrying amount of the junior notes in CLO 2007-1 and CLO 2007-A held by the affiliate of our Manager was zero as of December 31, 2013 and is reflected as such in collateralized loan obligation junior secured notes to affiliates on our consolidated balance sheets.

        On September 27, 2013, we amended the CLO 2011-1 Agreement to upsize the transaction by $300.0 million, of which CLO 2011-1 is now able to borrow up to an incremental $225.0 million. Under the amended CLO 2011-1 Agreement, CLO 2011-1 matures on August 15, 2020 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of three-month LIBOR plus 1.35%.

        On June 25, 2013, we closed CLO 2013-1, a $519.4 million secured financing transaction maturing on July 15, 2025. We issued $458.5 million par amount of senior secured notes to unaffiliated investors, of which $442.0 million was floating rate with a weighted-average coupon of three-month LIBOR plus 1.67% and $16.5 million was fixed rate at 3.73%. The investments that are owned by CLO 2013-1 collateralize the CLO 2013-1 debt, and as a result, those investments are not available to us, our creditors or shareholders. According to the indenture, the first payment and effective date of CLO 2013-1 commenced in January 2014 and November 2013, respectively.

        On December 21, 2012, we closed CLO 2012-1, a $412.4 million secured financing transaction maturing December 16, 2024. We issued $367.5 million par amount of senior secured notes to unaffiliated investors, of which $342.5 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate at 2.39%. We also issued $21.5 million of subordinated notes to unaffiliated third party investors. During 2013, we purchased $3.5 million of CLO 2012-1 subordinated notes from unaffiliated third party investors, therefore, reducing the subordinates notes issued to unaffiliated third party investors from $21.5 million to $18.0 million, as of December 31, 2013. This transaction resulted in us recording a one-time gain on extinguishment of debt totaling $0.3 million for the year ended December 31, 2013. CLO 2012-1's debt is collateralized by the investments that are owned by CLO 2012-1, and as a result, those investments are not available to us, our creditors or shareholders. In accordance with the indenture, the first payment and effective date of CLO 2012-1 commenced in June 2013 and April 2013, respectively.

        The indentures governing our Cash Flow CLOs include numerous compliance tests, the majority of which relate to the CLO's portfolio.

        In the case of CLO 2011-1, the agreement specifies a par value ratio test ("PVR Test"), whereby if the PVR Test is below 120.0%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 120.0%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default or is a CCC-rated asset in excess of the CCC-rated asset limit percentage specified for CLO 2011-1, in which case the collateral value of such asset is the market value of such asset.

        The following table summarizes the PVR Test for CLO 2011-1. This information is based on the December 2013 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$517,143
Par value test minimum	120.0%
Par value test ratio	142.1%
Cushion / (Excess)	$85,968
Par value portfolio collateral value	$552,412
Outstanding loan balance	$388,703

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

        Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of December 31, 2013, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs. This information is based on the December 2013 monthly reports, which are prepared by the independent third party trustee for each CLO:

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

  •
  Actual senior OC Test: Actual senior over-collateralization amount as of the December 2013 report date.

  •
  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

  •
  Subordinated OC Test minimum: Minimum subordinated over-collateralization requirement per the respective CLO's indenture.

  •
  Actual subordinated OC Test: Actual subordinated over-collateralization amount as of the December 2013 report date.

  •
  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A	CLO 2012-1	CLO 2013-1
Investments	$388,335	$521,025	$744,726	$3,374,748	$735,761	$400,931	$504,019
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%	115.0%	115.0%
Actual senior IC ratio	1,112.0%	1,162.6%	534.9%	548.5%	602.2%	258.1%	258.8%
CCC amount	$51,199	$80,444	$146,325	$441,006	$120,868	$993	$7,161
CCC percentage of portfolio	13.2%	15.4%	19.6%	13.1%	16.4%	0.2%	1.4%
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%	113.2%	114.5%
Actual senior OC Test	276.5%	184.3%	220.7%	181.8%	203.4%	121.5%	123.5%
Cushion / (Excess)	$207,148	$168,357	$241,029	$403,958	$279,470	$27,371	$36,859
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%	n/a	n/a
Actual subordinated OC Test	138.7%	137.3%	165.1%	126.7%	134.2%	n/a	n/a
Cushion / (Excess)	$85,436	$112,110	$212,233	$167,242	$123,165	n/a	n/a

Credit Facilities

Senior Secured Credit Facility

        On November 30, 2012, we entered into the $150.0 million 2015 Facility. We may obtain additional commitments under the 2015 Facility so long as the aggregate amount of commitments at any time does not exceed $350.0 million. We have the right to prepay loans under the 2015 Facility in whole or in part at any time. In connection with entering into the 2015 Facility, we terminated the commitments under our prior asset-based revolving credit facility. Loans under the 2015 Facility bear interest at a rate equal to, at our option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. The 2015 Facility contains customary covenants, including ones that require us to satisfy a net worth financial test and maintain certain ratios relating to leverage and consolidated total assets. In addition, the 2015 Facility contains customary negative covenants applicable to us.

        As of December 31, 2013 and 2012, we had $75.0 million and zero, respectively, of borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facility

        On November 14, 2013, our 2015 Natural Resources Facility was adjusted and reduced to $94.6 million, which is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. Previously, on December 7, 2012, our 2015 Natural Resources Facility had been adjusted and reduced to $126.1 million. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to us.

        As of December 31, 2013 and 2012, we had $50.3 million and $107.8 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility.

        On February 27, 2013, we entered into the 2018 Natural Resources Facility, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On December 20, 2013, the 2018 Natural Resources Facility was adjusted and increased to $42.0 million. We have the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to us.

        As of December 31, 2013, we had no borrowings outstanding under the 2018 Natural Resources Facility.

        As of December 31, 2013 and 2012, we believe we were in compliance with the covenant requirements for our credit facilities.

Convertible Debt

7.5% Convertible Senior Notes

        In 2010, we issued $172.5 million of 7.5% Notes, which would have matured on January 15, 2017 unless previously redeemed, repurchased or converted in accordance with their terms prior to such date. As of December 31, 2012, holders of the 7.5% Notes had the ability to convert their notes at the applicable conversion rate at any time prior to the close of business on the business day immediately preceding the stated maturity date subject to our right to terminate the conversion rights of the notes.

        On January 18, 2013, in accordance with the indenture relating to our 7.5% Notes, we issued a Termination Notice to holders of the 7.5% Notes whereby we terminated the right to convert the 7.5% Notes to common shares. Per the indenture, we were able to terminate the conversion rights of the notes if the closing price of our shares exceeded 150% of the conversion price then in effect for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which we provide notice of the election to terminate the conversion rights. Holders of

$172.5 million 7.5% Notes submitted their notes for conversion for which we satisfied by physical settlement with 26.1 million common shares, or 151.0580 shares per $1,000 principal amount of 7.5% Notes. As set forth in the Termination Notice, the 7.5% Notes were no longer convertible to common shares as of February 17, 2013.

7.0% Convertible Senior Notes

        During the first quarter of 2012, we repurchased $23.1 million par amount of our 7.0% convertible senior notes due July 15, 2012 ("7.0% Notes"). These transactions resulted in us recording a loss of $0.4 million and a $0.2 million write-off of unamortized debt issuance costs. On July 13, 2012, we repaid in full our $112.0 million of outstanding 7.0% Notes, which matured on July 15, 2012.

Senior Notes Offering

        On March 20, 2012, we issued $115.0 million par amount of 7.500% senior notes due March 20, 2042 ("7.500% Senior Notes"), resulting in net proceeds of $111.4 million. The notes trade under the ticker symbol "KFI" on the NYSE. Interest on the 7.500% Senior Notes is payable quarterly in arrears on June 20, September 20, December 20 and March 20 of each year.

Perpetual Preferred Offering

        On January 17, 2013, we issued 14.95 million of Series A LLC Preferred Shares for gross proceeds of $373.8 million, and net proceeds of $362.0 million. The Series A LLC Preferred Shares trade on the NYSE under the ticker symbol "KFN.PR" and began trading on January 28, 2013. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by our board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2013, at a rate per annum equal to 7.375%.

Off-Balance Sheet Commitments

        As of December 31, 2013, we had committed to purchase corporate loans with an aggregate par amount totaling $62.7 million. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of December 31, 2013, we had unfunded financing commitments totaling $17.4 million for corporate loans.

        We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to total approximately $325.5 million as of December 31, 2013, whereby approximately 60% was related to our credit segment, 24% was related to our other segment and 16% was related to our natural resources segment.

        As of December 31, 2013, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $231.7 million. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary "bad boy" acts. In connection with these investments, joint and several non-recourse "bad boy" guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. As of December 31, 2013, we also had financial guarantees related to our natural resources investments totaling $17.9 million.

Contractual Obligations

        The table below summarizes our contractual obligations as of December 31, 2013 and are subject to material changes based on factors including interest rates, compliance with OC Tests and pay downs subsequent to December 31, 2013. The remaining contractual maturities in the table below were allocated assuming no prepayments and represent the principal amount of all notes, excluding any discount. Expected maturities may differ from contractual maturities because we, as the borrower, may have the right to call or prepay certain obligations, with or without call or prepayment penalties. The table below excludes contractual commitments related to our derivatives and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments:

Contractual Obligations
(Amounts in thousands)

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CLO 2005-1 notes(1)	$200,673	$1,439	$2,878	$196,356	$—
CLO 2005-2 notes(1)	347,067	2,125	4,250	340,692	—
CLO 2006-1 notes(1)	397,238	2,648	5,296	389,294	—
CLO 2007-1 senior notes(1)	2,196,151	16,428	32,856	32,856	2,114,011
CLO 2007-1 mezzanine notes(2)	682,307	15,722	31,444	31,444	603,697
CLO 2007-A senior notes(1)	453,606	6,718	13,436	433,452	—
CLO 2007-A mezzanine notes(2)	86,372	4,139	8,277	73,956	—
CLO 2011-1 debt(1)	411,181	4,863	9,726	396,592	—
CLO 2012-1 senior notes(1)	479,565	8,586	17,172	17,172	436,635
CLO 2013-1 notes(1)	563,116	9,066	18,133	18,133	517,784
Credit facilities(3)	129,534	2,262	127,272	—	—
Senior notes(4)	1,221,143	30,295	60,591	60,591	1,069,666
Junior subordinated notes(5)	476,577	15,292	26,728	15,292	419,265
Other commitments(6)	405,664	132,383	171,859	—	101,422

Total	$8,050,194	$251,966	$529,918	$2,005,830	$5,262,480

(1)
Includes interest to be paid over the maturity of the CLO senior secured notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2013 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2013.

(2)
Includes interest to be paid over the maturity of the CLO mezzanine notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2013 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2013.

(3)
Interest has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2013 is held until its final maturity date. The future interest payments are calculated using rates in effect as of December 31, 2013, at spreads to market rates pursuant to the credit facility agreements, and range from 1.4% to 2.4%. Excludes commitment fees on the facilities.

(4)
Includes interest to be paid over the maturity of the senior notes which has been calculated assuming no redemptions are made and debt outstanding as of December 31, 2013 is held until its final maturity date. The future interest payments are calculated using the stated 8.375% and 7.5% interest rates.

(5)
Includes interest to be paid over the maturity of the junior subordinated notes which has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2013 is held until its final maturity date. The future interest payments are calculated using fixed and variable rates in effect as of December 31, 2013, at spreads to market rates pursuant to the financing agreements, and range from 2.5% to 8.1%.

(6)
Represents commitments to purchase corporate loans, as well as commitments to provide funding at the discretion of the borrower up to a specific predetermined amount, excluding financial guarantees. As certain of these commitments relate to natural resources and commercial real estate, the maturities may vary significantly depending on the progress and timing of development. Refer to "Off-Balance Sheet Commitments" above for further discussion.

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

Tax Consequences of Investments in Natural Resources and Real Estate

        As referenced above, we have made certain investments in natural resources and real estate. It is likely that the income from natural resources investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our shares that are not "United States persons" within the meaning of Section 7701(a)(30) of the Code. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with the conduct of a United States trade or business. In addition, if any REIT subsidiary in which we own an interest recognizes gain on the disposition of a United States real property interest, or if we recognize gain on the disposition of a United States real property interest that we hold through a pass-through entity (including gain from the sale of stock in a REIT subsidiary that invests primarily in real estate), such gain will be treated as effectively connected with the conduct of a United States trade or business. Further, our investments in real estate through pass-through entities may generate operating income that is treated as effectively connected with the conduct of a United States trade or business.

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

        In addition, all holders of our shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Kansas, Louisiana, Mississippi, North Dakota, Ohio, Oklahoma, Pennsylvania and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

        For holders of our shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a "qualified publicly traded partnership" for purposes of the income and asset diversification tests that apply to regulated investment companies. Although the calculation of our gross income for purposes of this test is not entirely clear, if our calculation of gross income is respected, it is likely that we will not be treated as a "qualified publicly traded partnership" for our 2013 tax year. No assurance can be provided that we will or will not be treated as a "qualified publicly traded partnership" in 2014 or any future year.

Schedule K-1 Tax Information

        We expect to mail the 2013 Schedule K-1 (Form 1065), Partner's Share of Income, Deductions, Credits, etc. to shareholders by the end of March 2014.

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

        In addition, we anticipate that one or more of our subsidiaries, will qualify for an exception from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, and/or Section 3(c)(5)(B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services and, in each case, the entities are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates. In order to rely on Sections 3(c)(5)(A) and (B) and be deemed "primarily engaged" in the applicable businesses, at least 55% of an issuer's assets must represent investments in eligible loans and receivables under those sections. We intend to treat as qualifying assets for purposes of these exceptions the purchases of loans and leases representing part or all of the sales price of equipment and loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and maritime and infrastructure projects or improvements. We intend to rely on guidance published by the SEC or its staff in determining which assets are deemed qualifying assets.

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

        We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with Section 3(c)(5)(A), (B), (C) or Section 3(c)(9) of, or Rule 3a-7 under, the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority-owned, excepted from the Investment Company Act pursuant to Rule 3a-7, Section 3(c)(5)(A), (B), (C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a-7 and the treatment of asset-backed issuers that rely on Rule 3a-7 under the Investment Company Act (the "3a-7 Release"). The SEC, in the 3a-7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a-7 and indicated various steps it may consider taking in connection with Rule 3a-7, although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a-7 Release is whether Rule 3a-7 should be modified so that parent companies of subsidiaries that rely on Rule 3a-7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage-related pools and public comment on how the SEC staff's interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5)(C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a-7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

        From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of December 31, 2013, $317.4 million par amount, or 4.3%, of our corporate debt portfolio was denominated in foreign currencies, of which 74.9% was denominated in Euros. In addition, as of December 31, 2013, $133.3 million aggregate cost, or 23.5%, of interests in joint ventures and partnerships and other assets, which includes our equity investments at estimated fair value, was denominated in foreign currencies, of which 27.9% was denominated in Euros, 25.4% was denominated in the British pound sterling and 20.6% was denominated in Canadian dollars.

        Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of December 31, 2013, the net contractual notional balance of our foreign exchange options and forward contracts totaled $190.5 million, all of which related to certain of our foreign currency denominated assets. Refer to "Derivative Risk" below for further discussion on our derivatives.

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

        Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of December 31, 2013, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(12,359)
Increase of 2.0%	$7,977
Increase of 3.0%	$28,313
Increase of 4.0%	$48,649
Increase of 5.0%	$68,985

        As of December 31, 2013, approximately 61.6% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.0%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 1% and 2% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

        We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our interest rate swaps was $478.3 million as of December 31, 2013. Of the $478.3 million, $353.3 million was related to two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to "Derivative Risk" below for further discussion on our derivatives.

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

        The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held as of December 31, 2013 (amounts in thousands):

	As of December 31, 2013
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$478,333	$(42,078)
Free-Standing Derivatives:
Commodity swaps	—	1,493
Credit default swaps—protection purchased	(100,000)	(2,019)
Foreign exchange forward contracts	(320,380)	(25,258)
Foreign exchange options	129,900	8,941
Common stock warrants	—	945
Total rate of return swaps	—	(229)
Options	—	6,794

Total		$(51,411)

        For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of December 31, 2013 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Interest rate swaps	$(2,862)	$—	$(10,424)	$(28,792)	$(42,078)
Free-Standing Derivatives:
Commodity swaps	(1,425)	2,918	—	—	1,493
Credit default swaps—protection purchased	(33)	—	(1,986)	—	(2,019)
Foreign exchange forward contracts	(18,945)	(4,936)	(1,377)	—	(25,258)
Foreign exchange options	8,941	—	—	—	8,941
Total rate of return swaps	(229)	—	—	—	(229)

Total	$(14,553)	$(2,018)	$(13,787)	$(28,792)	$(59,150)

Commodity Price Risk

        Certain of our natural resources holdings, including our working interests in producing oil and natural gas fields are subject to fluctuations in the prices of oil, natural gas and NGL, which may cause our revenues and cash flows to be volatile. As of December 31, 2013, natural gas comprised approximately 56% of our total working interest reserves, while NGL and oil comprised approximately 23% and 21%, respectively. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into, and expect to continue to use, commodity swaps for our working interests. Our policy has been to hedge a substantial portion of the total estimated oil, natural gas and NGL production on our working interests for a specified amount of time. We currently use receive-fixed, pay-floating commodity derivative contracts, specifically oil, natural gas and certain NGL product swaps, for certain years through 2016. Our unhedged production may expose us to commodity price declines or alternatively, provide the potential upside from commodity price increases. Our price hedging strategy and future hedging transactions, including the prices at which we hedge our production, are dependent upon several factors, including expected production and commodities prices at the time we enter into these transactions.

        We do not designate any of our commodity derivatives as cash flow hedges for accounting purposes. As such, the changes in fair value of these instruments are recorded in current period earnings. For the year ended December 31, 2013, we had $1.3 million of commodity derivatives settlements, which are settled monthly. The estimated fair value of our commodity swaps as of December 31, 2013 totaled $1.5 million. As a significant portion of our commodity derivatives hedge the majority of our estimated natural gas proved developed producing ("PDP") production through 2015, a 40% decrease in the future prices of natural gas as compared to the future prices at December 31, 2013 would result in an estimated unhedged PDP production value decrease of approximately $7.9 million or less for any year through 2015. In addition, as we hedge a portion of our estimated total proved oil production through 2015, a 40% decrease in the future price of oil as compared to the future price at December 31, 2013 would result in an estimated unhedged total proved production value decrease of approximately $26.4 million or less for any year through 2015.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages 149 through 226 in this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

        We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures are effective.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). Based on that assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        During the quarter ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated herein by reference to information in the Proxy Statement under the captions "Proposal One: Election of Directions," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Proposals by Holders of Shares for the Next Annual Meeting" and "Board of Directors and Committees" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference to information in the Proxy Statement under the caption "Executive Compensation," "Director Compensation" and "Compensation Committee Report" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by Item 12 is incorporated herein by reference from information in Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated herein by reference from information in the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 14 is incorporated herein by reference from information in the Proxy Statement under the caption "Audit Committee Matters" to be filed with the SEC Pursuant to Regulation 14A within 120 days after December 31, 2013.

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

  3. Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2007, among the Registrant, KKR Financial Holdings Corp. and KKR Financial Merger Corp.	S-4	333-140586	2	02/09/07

2.2	Agreement and Plan of Merger, dated as of December 16, 2013, by and among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC and the Company	8-K	001-33437	10.18	12/16/13

3.1	Amended and Restated Operating Agreement of the Registrant, dated May 3, 2007, as amended May 7, 2009	10-Q	001-33437	3.1	08/06/09

3.2	Amendment No.1 to the Amended and Restated Operating Agreement of the Registrant, dated February 28, 2010	10-K	001-33437	3.2	03/01/10

3.3	Amendment No. 2 to the Amended and Restated Operating Agreement of the Company, effective as of January 10, 2013	8-K	001-33437	3.1	01/11/13

3.4	Share Designation of the 7.375% Series A LLC Preferred Shares, dated as of January 17, 2013	8-K	001-33437	3.1	01/17/13

4.1	Form of Certificate for Common Shares	S-4	333-140586	A	02/09/07

4.2	Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.1	01/15/10

4.3	Supplemental Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.2	01/15/10

4.4	Form of 7.50% Convertible Senior Note due January 15, 2017	8-K	001-33437	4.2	01/15/10

4.5	Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association	8-K	001-33437	4.1	11/15/11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.6	Supplemental Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association and Citibank, N.A.	8-K	001-33437	4.2	11/15/11

4.7	Form of 8.375% Senior Note due November 15, 2041	8-K	001-33437	4.3	11/15/11

4.8	Supplemental Indenture, dated as of March 20, 2012, between the Company, Wilmington Trust, National Association, as Trustee, and Citibank N.A., as Authenticating Agent, Paying Agent and Security Registrar	8-K	001-33437	4.2	03/20/12

4.9	Form of 7.500% Senior Note due March 20, 2042	8-K	001-33437	4.2	03/20/12

4.10	Form of 7.375% Series A LLC Preferred Share Global Certificate	8-K	001-33437	4.1	01/17/13

10.1	Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	05/04/07

10.2	First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	06/15/07

10.3	2007 Share Incentive Plan	8-K	001-33437	10.2	05/04/07

10.4	Non-Employee Directors' Deferred Compensation and Share Award Plan	8-K	001-33437	10.3	05/04/07

10.5	Form of Nonqualified Share Option Agreement	8-K	001-33437	10.4	05/04/07

10.6	Form of Restricted Share Award Agreement	8-K	001-33437	10.5	05/04/07

10.7	Form of Restricted Share Award Agreement for Non-Employee Directors	8-K	001-33437	10.6	05/04/07

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8		Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.	8-K	001-33437	10.8	05/04/07

10.9	*	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-1 Corp. and JPMorgan Chase Bank, National Association(1)	S-11/A	333-124103	10.6	06/09/05

10.10	**	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC	S-11/A	333-124103	10.8	06/21/05

10.11	**	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC	S-11/A	333-124103	10.11	06/21/05

10.12	**	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.	S-11/A	333-124103	10.12	06/21/05

10.13		Letter Agreement, dated February 27, 2009, between the Company and KKR Financial Advisors LLC	10-K	001-33437	10.21	03/02/09

10.14		Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10-Q	001-33437	10.18	05/02/11

10.15		First Omnibus Amendment, dated as of May 13, 2011, to Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10-Q	001-33437	10.19	08/04/11

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.16	Credit Agreement, dated as of November 30, 2012, among KKR Financial Holdings LLC, each lender from time to time party thereto, Citibank, N.A., as Swingline Lender and Issuing Bank, and Citibank, N.A., as Administrative Agent	8-K	001-33437	10.1	12/05/12

10.17	Second Amendment Agreement to the Amended and Restated Management Agreement, dated as of February 27, 2013, between the Registrant and KKR Financial Advisors LLC	10-K	001-33437	10.17	02/28/13

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Share Distributions					X

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP					X

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32	Certification pursuant to 18 U.S.C. Section 1350					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2013, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on February 27, 2014.

KKR FINANCIAL HOLDINGS LLC (Registrant)
By:	/s/ CRAIG J. FARR
	Name:	Craig J. Farr
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CRAIG J. FARR Craig J. Farr	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
/s/ MICHAEL R. MCFERRAN Michael R. McFerran	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014
/s/ PAUL M. HAZEN Paul M. Hazen	Chairman and Director	February 27, 2014
/s/ TRACY COLLINS Tracy Collins	Director	February 27, 2014
/s/ ROBERT L. EDWARDS Robert L. Edwards	Director	February 27, 2014
/s/ VINCENT PAUL FINIGAN Vincent Paul Finigan	Director	February 27, 2014
/s/ R. GLENN HUBBARD R. Glenn Hubbard	Director	February 27, 2014

Signature	Title	Date

/s/ ROSS J. KARI Ross J. Kari	Director	February 27, 2014
/s/ ELY L. LICHT Ely L. Licht	Director	February 27, 2014
/s/ DEBORAH H. MCANENY Deborah H. McAneny	Director	February 27, 2014
/s/ SCOTT C. NUTTALL Scott C. Nuttall	Director	February 27, 2014
/s/ SCOTT A. RYLES Scott A. Ryles	Director	February 27, 2014
/s/ WILLY STROTHOTTE Willy Strothotte	Director	February 27, 2014

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2013

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the internal control over financial reporting of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the accompanying consolidated balance sheets of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KKR Financial Holdings LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
February 27, 2014

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$157,167	$237,606
Restricted cash and cash equivalents	350,385	896,396
Securities	573,312	533,520
Corporate loans, net (includes $237,480 and $35,879 measured at estimated fair value and $279,748 and $128,289 loans held for sale as of December 31, 2013 and December 31, 2012, respectively)	6,466,720	5,947,857
Equity investments, at estimated fair value (zero and $7,187 pledged as collateral as of December 31, 2013 and December 31, 2012, respectively)	181,212	161,621
Oil and gas properties, net	400,369	289,929
Interests in joint ventures and partnerships	436,241	149,534
Derivative assets	30,224	23,207
Interest and principal receivable	33,570	46,960
Other assets	87,998	72,249

Total assets	$8,717,198	$8,358,879

Liabilities
Collateralized loan obligation secured notes	$5,249,383	$5,122,338
Collateralized loan obligation junior secured notes to affiliates	—	296,557
Credit facilities	125,289	107,789
Convertible senior notes	—	166,028
Senior notes	362,276	362,178
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	58,215	25,931
Accrued interest payable	23,575	20,519
Accrued interest payable to affiliates	—	6,632
Related party payable	5,574	10,998
Derivative liabilities	81,635	117,270

Total liabilities	6,189,464	6,519,757

Shareholders' equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 and zero issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	—
Common shares, no par value, 500,000,000 shares authorized, and 204,824,159 and 178,437,078 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	—	—
Paid-in-capital	3,315,117	2,762,584
Accumulated other comprehensive loss	(15,652)	(70,226)
Accumulated deficit	(771,731)	(853,236)

Total shareholders' equity	2,527,734	1,839,122

Total liabilities and shareholders' equity	$8,717,198	$8,358,879

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in thousands, except per share information)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Revenues
Loan interest income	$360,287	$411,736	$418,142
Securities interest income	49,518	76,642	87,851
Oil and gas revenue	119,178	64,535	30,629
Other	16,923	2,560	5,399

Total revenues	545,906	555,473	542,021

Investment costs and expenses
Interest expense	163,216	165,022	133,609
Interest expense to affiliates	26,943	51,586	49,458
Provision for loan losses	32,812	46,498	14,194
Oil and gas production costs	35,814	28,980	7,766
Oil and gas depreciation, depletion and amortization	44,061	21,931	8,015
Other	2,859	4,358	2,120

Total investment costs and expenses	305,705	318,375	215,162

Other income
Net realized and unrealized gain on investments	157,074	193,056	91,780
Net realized and unrealized loss on derivatives and foreign exchange	(6,838)	(2,091)	(3,812)
Net loss on restructuring and extinguishment of debt	(20,015)	(445)	(1,736)
Other income	20,704	15,302	7,215

Total other income	150,925	205,822	93,447

Other expenses
Related party management compensation	68,576	72,339	68,185
General, administrative and directors expenses	19,524	19,157	19,840
Professional services	9,329	6,661	6,198

Total other expenses	97,429	98,157	94,223

Income before income taxes	293,697	344,763	326,083
Income tax expense (benefit)	467	(3,467)	8,011

Net income	$293,230	$348,230	$318,072

Preferred share distributions	27,411	—	—

Net income available to common shareholders	$265,819	$348,230	$318,072

Net income per common share:
Basic	$1.31	$1.95	$1.79

Diluted	$1.31	$1.87	$1.75

Weighted-average number of common shares outstanding:
Basic	202,411	177,838	177,560

Diluted	202,411	187,423	180,897

Distributions declared per common share	$0.90	$0.86	$0.67

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net income	$293,230	$348,230	$318,072
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	6,095	(44,776)	(126,891)
Unrealized gains (losses) on cash flow hedges	48,479	10,169	(42,324)

Total other comprehensive income (loss)	54,574	(34,607)	(169,215)

Comprehensive income	$347,804	$313,623	$148,857

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

(Amounts in thousands)

	Preferred Shares		Common Shares
					Accumulated Other Comprehensive Loss
	Shares	Paid-In Capital	Shares	Paid-In Capital		Accumulated Deficit	Total Shareholders' Equity
Balance at January 1, 2011	—	$—	177,849	$2,756,200	$133,596	$(1,246,748)	$1,643,048

Net income	—	—	—	—	—	318,072	318,072
Other comprehensive loss	—	—	—	—	(169,215)	—	(169,215)
Distributions declared on common shares	—	—	—	—	—	(119,351)	(119,351)
Issuance of common shares	—	—	171	1,297	—	—	1,297
Grant of restricted common shares	—	—	291	—	—	—	—
Cancellation of restricted common shares	—	—	(25)	—	—	—	—
Repurchase and cancellation of common shares	—	—	(141)	(1,297)	—	—	(1,297)
Share-based compensation expense related to restricted common shares	—	—	—	3,278	—	—	3,278

Balance at December 31, 2011	—	—	178,145	2,759,478	(35,619)	(1,048,027)	1,675,832

Net income	—	—	—	—	—	348,230	348,230
Other comprehensive loss	—	—	—	—	(34,607)	—	(34,607)
Distributions declared on common shares	—	—	—	—	—	(153,439)	(153,439)
Grant of restricted common shares	—	—	302	—	—	—	—
Repurchase and cancellation of common shares	—	—	(10)	(96)	—	—	(96)
Share-based compensation expense related to restricted common shares	—	—	—	3,202	—	—	3,202

Balance at December 31, 2012	—	—	178,437	2,762,584	(70,226)	(853,236)	1,839,122

Net income	—	—	—	—	—	293,230	293,230
Other comprehensive income	—	—	—	—	54,574	—	54,574
Distributions declared on preferred shares	—	—	—	—	—	(27,411)	(27,411)
Distributions declared on common shares	—	—	—	—	—	(184,314)	(184,314)
Issuance of common shares	—	—	30	321	—	—	321
Grant of restricted common shares	—	—	331	—	—	—	—
Repurchase and cancellation of common shares	—	—	(25)	(223)	—	—	(223)
Issuance of common shares in exchange for convertible notes	—	—	26,051	186,254	—	—	186,254
Issuance of preferred shares	14,950	361,622	—	—	—	—	361,622
Share-based compensation expense related to restricted common shares	—	—	—	4,559	—	—	4,559

Balance at December 31, 2013	14,950	$361,622	204,824	$2,953,495	$(15,652)	$(771,731)	$2,527,734

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flows from operating activities
Net income	$293,230	$348,230	$318,072
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss on derivatives and foreign exchange	6,838	2,091	3,812
Net loss on restructuring and extinguishment of debt	20,015	445	1,736
Write-off of debt issuance costs	6,674	4,224	2,194
Lower of cost or estimated fair value adjustment on corporate loans held for sale	5,899	2,656	65,163
Provision for loan losses	32,812	46,498	14,194
Impairment charges	19,512	12,067	7,705
Share-based compensation	4,559	3,202	3,278
Net realized and unrealized gain on investments	(182,485)	(207,779)	(164,648)
Depreciation and net amortization	7,123	(51,982)	(83,630)
Changes in assets and liabilities:
Interest receivable	3,333	11,415	1,902
Other assets	(37,660)	5,329	6,608
Related party payable	(4,144)	(80)	(1,910)
Accounts payable, accrued expenses and other liabilities	(13,674)	1,304	9,417
Preferred share distribution payable	(6,891)	—	—
Accrued interest payable	3,056	(5,017)	2,690
Accrued interest payable to affiliates	(6,632)	71	245

Net cash provided by operating activities	151,565	172,674	186,828

Cash flows from investing activities
Principal payments from corporate loans	1,437,139	1,829,492	1,441,426
Principal payments from securities	169,646	92,920	113,463
Proceeds from sales of corporate loans	270,204	349,279	654,379
Proceeds from sales of securities	39,431	505,015	202,059
Proceeds from equity and other investments	155,132	113,365	90,714
Purchases of corporate loans	(2,099,033)	(1,595,317)	(2,228,360)
Purchases of securities	(228,131)	(135,354)	(321,087)
Purchases of equity and other investments	(513,933)	(376,831)	(244,513)
Net change in proceeds, purchases and settlements of derivatives	(3,110)	(6,401)	1,926
Net change in restricted cash and cash equivalents	546,011	(496,776)	172,156

Net cash (used in) provided by investing activities	(226,644)	279,392	(117,837)

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	665,188	489,480	439,409
Retirement of collateralized loan obligation secured notes	(839,625)	(979,667)	(531,060)
Retirement of collateralized loan obligation junior secured notes to affiliates	—	—	(276)
Proceeds from credit facilities	79,200	69,489	19,900
Repayment of credit facilities	(61,700)	—	—
Repayment of convertible senior notes	—	(135,531)	(47,197)
Net proceeds from senior notes	—	111,418	250,669
Net proceeds from issuance of preferred shares	361,622	—	—
Distributions on common shares	(184,314)	(153,439)	(119,351)
Distributions on preferred shares	(20,520)	—	—
Issuance of common shares	—	—	1,297
Repurchase and cancellation of common shares	—	(96)	(1,297)
Other capitalized costs	(5,211)	(8,268)	(2,760)

Net cash (used in) provided by financing activities	(5,360)	(606,614)	9,334

Net (decrease) increase in cash and cash equivalents	(80,439)	(154,548)	78,325
Cash and cash equivalents at beginning of year	237,606	392,154	313,829

Cash and cash equivalents at end of year	$157,167	$237,606	$392,154

Supplemental cash flow information
Cash paid for interest	$155,184	$186,131	$147,750
Net cash paid (refunded) for income taxes	$7,685	$(274)	$2,081
Non-cash investing and financing activities
Issuance of restricted common shares	$3,282	$2,849	$2,755
Loans transferred from held for investment to held for sale	$323,416	$114,995	$862,244
Loans transferred from held for sale to held for investment	$—	$114,871	$448,329
Conversion of convertible senior notes to common shares	$186,254	$—	$—

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

        KKR Financial Holdings LLC together with its subsidiaries (the "Company" or "KFN") is a specialty finance company with expertise in a range of asset classes. The Company's core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (the "Manager") with the objective of generating both current income and capital appreciation by deploying capital to its strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity with a focus on specialty lending. The Company's holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that the Company holds are typically purchased via assignment or participation in the primary or secondary market.

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

        The Manager, a wholly-owned subsidiary of KKR Asset Management LLC, manages the Company pursuant to a management agreement (the "Management Agreement"). KKR Asset Management LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR").

Proposed Merger with KKR & Co.

        On December 16, 2013, the Company announced the signing of a definitive merger agreement pursuant to which KKR & Co. L.P. ("KKR & Co.") has agreed to acquire all of KFN's outstanding common shares through an exchange of equity through which the Company's shareholders will receive 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN. The transaction is subject to approval by the Company's common shareholders, customary regulatory approvals and other customary closing conditions, as well as the satisfaction of other certain conditions specified in the merger agreement. The merger agreement contains certain termination rights for both KFN and KKR & Co., and provides that under certain circumstances, KFN will be required to pay a termination fee of $26.25 million to KKR & Co. or will be required to reimburse KKR & Co. for its expenses up to $7.5 million. Subject to certain exceptions, KFN's board of directors has agreed not to withhold, modify or qualify in a manner adverse to KKR & Co. the recommendation of the board that KFN's shareholders approve the merger agreement.

        Upon closing of the transaction, which is expected to occur in the first half of 2014, the Company will become a subsidiary of KKR & Co. The Company's 7.375% Series A LLC Preferred Shares ("Series A LLC Preferred Shares"), senior notes and junior subordinated notes will remain outstanding following the merger. Accordingly, the Company will remain a registered filer under the Securities Exchange Act of 1934.

        Pursuant to the merger agreement, upon the effective time of the merger, (i) each outstanding option to purchase a KFN common share will be cancelled and converted into the right to receive an amount in cash equal to the excess of the cash value of the number of KKR & Co. common units that a holder of one KFN common share would be entitled to in the merger over the exercise price per

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. ORGANIZATION (Continued)

KFN common share subject to such option, (ii) each outstanding restricted KFN common share will be converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN's Non-Employee Directors' Deferred Compensation and Share Award Plan will be converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remain subject to the terms of the plan.

        Under the terms of the merger agreement, the Company has agreed to conduct its business in the ordinary course and in a manner consistent in all material respects with past practice, subject to certain conditions and restrictions including, but not limited to the entry into certain material contracts or the incurrence of certain indebtedness. In addition, the Company is restricted in the amount of distributions that it can pay to its common shareholders without the prior consent of KKR & Co. In particular, the Company may not declare a quarterly distribution in excess of $0.22 per common share without KKR & Co.'s prior consent. The merger agreement also requires that the Company and KKR & Co. coordinate the timing of the declaration of distributions on its respective common equity prior to the closing of the merger so that, in any quarter, a holder of its common shares will not receive distributions in respect of both KFN common shares and in respect of the KKR & Co. common units that such holder will receive in the merger.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and entities established to complete secured financing transactions that are considered to be variable interest entities ("VIEs") and for which the Company is the primary beneficiary.

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

        Estimates of oil, natural gas and natural gas liquid ("NGL") reserves and their values, future production rates and future costs and expenses are inherently uncertain, including many factors beyond the Company's control. Reservoir engineering is a subjective process of estimating underground accumulations of oil, natural gas and NGL that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and the judgments of the individuals preparing the estimates. In addition, reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, natural gas and NGL eventually recovered, and could materially affect the Company's future depreciation, depletion and amortization expense ("DD&A"), its asset retirement obligations or impairment considerations.

Consolidation

        KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1"), KKR Financial CLO 2012-1, Ltd. ("CLO 2012-1"), and KKR Financial CLO 2013-1, Ltd. ("CLO 2013-1") (collectively the "Cash Flow CLOs") are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities' economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.

        The Company finances the majority of its corporate debt investments through its CLOs. As of December 31, 2013, the Company's eight CLOs held $6.7 billion par amount, or $6.4 billion estimated fair value, of corporate debt investments. As of December 31, 2012, the Company had seven CLOs that held $6.3 billion par amount, or $6.0 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of December 31, 2013, the aggregate CLO debt totaled $5.2 billion of secured debt outstanding held by unaffiliated third parties. As of December 31, 2012, the aggregate CLO debt totaled $5.1 billion of secured debt outstanding held by unaffiliated third parties and $296.6 million of junior secured notes outstanding held by an affiliate of the Manager.

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

        Interests in Joint Ventures and Partnerships:    Interests in joint ventures and partnerships include certain equity investments related to the oil and gas, commercial real estate and specialty lending sectors. Interests in joint ventures and partnerships are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on an income (discounted cash flow) approach, in which various internal and external factors are considered and key inputs include the weighted average cost of capital. In addition, an illiquidity discount is applied where appropriate.

        Over-the-counter ("OTC") Derivative Contracts:    OTC derivative contracts include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities and equity prices. OTC derivatives are initially valued using quoted market prices, if available, or models using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and/or simulation models in the absence of quoted market prices. Many pricing models employ methodologies that have pricing inputs observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

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

        Key unobservable inputs that have a significant impact on the Company's Level 3 valuations as described above are included in Note 14 to these consolidated financial statements. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of the Company's valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if the Company only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

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

        Investments are generally valued based on quotations from third party pricing services, unless such a quotation is unavailable or is determined to be unreliable or inadequately representing the fair value of the particular assets. In that case, valuations are based on either valuation data obtained from one or more other third party pricing sources, including broker dealers, or will reflect the valuation committee's good faith determination of estimated fair value based on other factors considered relevant. For assets classified as Level 3, the investment professionals are responsible for documenting preliminary valuations based on various factors including their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and model projections discussed above. All valuations are approved by the valuation committee.

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

        On the consolidated statements of cash flows, net additions or reductions to restricted cash and cash equivalents are classified as an investing activity as restricted cash and cash equivalents reflect the

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

receipts from collections or sales of investments, as well as payments made to acquire investments held by third parties.

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

Other Securities, at Estimated Fair Value

        The Company has elected the fair value option of accounting for certain securities for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company manages the risks of these securities. Other securities, at estimated fair value are included within securities on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain on investments in the consolidated statements of operations.

Residential Mortgage-Backed Securities, at Estimated Fair Value

        The Company has elected the fair value option of accounting for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of its residential mortgage investments. RMBS, at estimated fair value are included within securities on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain on investments in the consolidated statements of operations.

Equity Investments, at Estimated Fair Value

        The Company has elected the fair value option of accounting for certain marketable equity securities and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at fair value, are managed based on overall value and potential returns. These equity investments carried at estimated fair value are presented separately on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain on investments in the consolidated statements of operations.

Interests in Joint Ventures and Partnerships

        The Company has elected the fair value option of accounting for certain non-controlling interests in joint ventures and partnerships for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these interests. These interests in joint ventures and partnerships are presented separately on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain on investments in the consolidated statements of operations.

Securities Sold, Not Yet Purchased

        Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company will be required to "cover" its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale. Securities sold, not yet purchased are presented within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets with gains and losses reported in net realized and unrealized gain on investments on the consolidated statement of operations.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Corporate Loans, Net

Corporate Loans

        Corporate loans are generally held for investment and the Company initially records corporate loans at their purchase prices. The Company subsequently accounts for corporate loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums. Corporate loans that the Company transfers to held for sale are transferred at the lower of cost or estimated fair value.

        Interest income on corporate loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. Unamortized premiums and unaccreted discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the corporate loans using the effective interest method.

        Other than corporate loans measured at estimated fair value, corporate loans acquired with deteriorated credit quality are recorded at initial cost and interest income is recognized as the difference between the Company's estimate of all cash flows that it will receive from the loan in excess of its initial investment on a level-yield basis over the life of the corporate loan (accretable yield) using the effective interest method.

        A corporate loan is typically placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the corporate loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the collateral securing the corporate loan decreases below the Company's carrying value of such corporate loan. As such, corporate loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A corporate loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt.

        The Company may modify corporate loans in transactions where the borrower is experiencing financial difficulty and a concession is granted to the borrower as part of the modification. These concessions may include one or a combination of the following: a reduction of the stated interest rate; payment extensions; forgiveness of principal; or an exchange of assets. Such modifications typically qualify as troubled debt restructurings ("TDRs"). In order to determine whether the borrower is experiencing financial difficulty, an evaluation is performed including the following considerations: whether the borrower is or will be in payment default on any of its debt in the foreseeable future without the modification; whether there is a potential for a bankruptcy filing; whether there is a going-concern issue; or whether the borrower is unable to secure financing elsewhere.

        Corporate loans whose terms have been modified in a TDR are considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        TDRs are separately identified for impairment disclosures and are measured at either the estimated fair value or the present value of estimated future cash flows using the respective corporate loan's effective rate at inception. Impairments associated with TDRs are included within the allocated component of the Company's allowance for loan losses.

        The Company may also identify receivables that are newly considered impaired and discloses the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired.

        In addition to TDRs, the Company may also modify corporate loans which usually involve changes in existing interest rates combined with changes of existing maturities to prevailing market rates/maturities for similar instruments at the time of modification. Such modifications typically do not meet the definition of a TDR since the respective borrowers are neither experiencing financial difficulty nor are seeking a concession as part of the modification.

        The corporate loans the Company invests in are generally deemed in default upon the non-payment of a single interest payment or as a result of the violation of a covenant in the respective corporate loan agreement. The Company charges-off a portion or all of its amortized cost basis in a corporate loan when it determines that it is uncollectible due to either: (i) the estimation based on a recovery value analysis of a defaulted corporate loan that less than the amortized cost amount will be recovered through the agreed upon restructuring of the corporate loan or as a result of a bankruptcy process of the issuer of the corporate loan; or (ii) the determination by the Company to transfer a corporate loan to held for sale with the corporate loan having an estimated market value below the amortized cost basis of the corporate loan.

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

        The Company's allowance for loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company's allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of the Company's corporate loan portfolio that is performed on a quarterly basis. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertains to specific corporate loans that the Company has determined are impaired. The Company determines a corporate loan is impaired when management estimates that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the corporate loan agreement. On a quarterly basis the Company performs a comprehensive review of its entire corporate loan portfolio and identifies certain corporate loans that it has determined are impaired. Once a corporate loan is identified as being impaired, the Company places the corporate loan on non-accrual status, unless the corporate loan is already on non-accrual status, and records an allowance that reflects management's best estimate of the loss that the Company expects to recognize from the corporate loan. The expected loss is estimated as being the difference between the Company's current cost basis of the corporate loan, including accrued interest receivable, and the present value of

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expected future cash flows discounted at the corporate loan's effective interest rate, except as a practical expedient, the corporate loan's observable estimated fair value may be used. The Company also estimates the probable credit losses inherent in its unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments is recorded in accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets.

        The unallocated component of the Company's allowance for loan losses represents its estimate of probable losses inherent in the corporate loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. The Company estimates the unallocated component of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain corporate loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all corporate loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include the current and/or forecasted financial performance, liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the corporate loan if available. All corporate loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the corporate loan in the issuer's capital structure. The seniority classifications assigned to corporate loans are senior secured, second lien and subordinate. Senior secured consists of corporate loans that are the most senior debt in an issuer's capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured corporate loans often have a first lien on some or all of the issuer's assets. Second lien consists of corporate loans that are secured by a second lien interest on some or all of the issuer's assets; however, the corporate loan is subordinate to the first lien debt in the issuer's capital structure. Subordinate consists of corporate loans that are generally unsecured and subordinate to other debt in the issuer's capital structure.

        There are three internally assigned risk grades that are applied to loans that have not been identified as being impaired: high, moderate and low. High risk means that there is evidence of possible loss due to the current and/or forecasted financial performance, liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, observable trading price of the corporate loan if available, or other factors that indicate that the breach of a covenant contained in the related loan agreement is possible. Moderate risk means that while there is not observable evidence of possible loss, there are issuer and/or industry specific trends that indicate a loss may have occurred. Low risk means that while there is no identified evidence of loss, there is the risk of loss inherent in the loan that has not been identified. All loans held for investment, with the exception of loans that have been identified as impaired, are assigned a risk grade of high, moderate or low.

        The Company applies a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base its estimate of probable losses that results in the determination of the unallocated component of the Company's allowance for loan losses.

Corporate Loans Held for Sale

        From time to time the Company makes the determination to transfer certain of its corporate loans from held for investment to held for sale. The decision to transfer a loan to held for sale is generally as a result of the Company determining that the respective loan's credit quality in relation to the loan's expected risk-adjusted return no longer meets the Company's investment objective and/or the Company

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deciding to reduce or eliminate its exposure to a particular loan for risk management purposes. Corporate loans held for sale are stated at lower of cost or estimated fair value and are assessed on an individual basis. Prior to transferring a loan to held for sale, any difference between the carrying amount of the loan and its outstanding principal balance is recognized as an adjustment to the yield by the effective interest method. The loan is transferred from held for investment to held for sale at the lower of its cost or estimated fair value and is carried at the lower of its cost or estimated fair value thereafter. Subsequent to transfer and while the loan is held for sale, recognition as an adjustment to yield by the effective interest method is discontinued for any difference between the carrying amount of the loan and its outstanding principal balance.

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

Corporate Loans, at Estimated Fair Value

        The Company has elected the fair value option of accounting for certain corporate loans for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these corporate loans. Corporate loans carried at estimated fair value are included within corporate loans, net on the consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain on investments in the consolidated statement of operations.

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

        Expenditures for repairs and maintenance, including workovers, are charged to expense as incurred.

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

Long-Lived Assets

        Whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable, the Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties are assessed periodically and, at a minimum, annually on a property-by-property basis, and any impairment in value is recognized when incurred.

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

Trust Preferred Securities

        Trusts formed by the Company for the sole purpose of issuing trust preferred securities are not consolidated by the Company as the Company has determined that it is not the primary beneficiary of

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

such trusts. The Company's investment in the common securities of such trusts is included within other assets on the consolidated balance sheets.

Preferred Shares

        Distributions on the Company's Series A LLC Preferred Shares are cumulative and payable quarterly when and if declared by the Company's board of directors at a 7.375% rate per annum. The Company accrues for the distribution upon declaration and is included within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Derivative Instruments

        The Company recognizes all derivatives on the consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument ("free-standing derivative"). For a fair value hedge, the Company records changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in accumulated other comprehensive loss and subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in net realized and unrealized loss on derivatives and foreign exchange on the consolidated statements of operations.

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

Foreign Currency

        The Company makes investments in non-United States dollar denominated assets including securities, loans and equity investments, at estimated fair value. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the United States dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in a foreign currency are converted to the United States dollar using prevailing exchange rates on the balance sheet date.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the United States dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in net realized and unrealized loss on derivatives and foreign exchange on the consolidated statements of operations.

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

Income Taxes

        The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes. Holders of the Company's common and preferred shares will be required to take into account their allocable share of each item of the Company's income, gain, loss, deduction, and credit for the taxable year of the Company ending within or with their taxable year.

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

Earnings Per Common Share

        The Company presents both basic and diluted earnings per common share ("EPS") in its consolidated financial statements and footnotes thereto. Basic earnings per common share ("Basic EPS") excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. The Company calculates EPS using the more dilutive of the two-class method or the if-converted method. The two-class method is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares, preferred shares and participating securities based on their respective rights to receive dividends. Diluted earnings per common share ("Diluted EPS") reflects the potential dilution of common share options, unvested restricted common shares and convertible senior notes using the treasury method or if-converted method.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. EARNINGS PER COMMON SHARE

        The following table presents a reconciliation of basic and diluted net income per common share for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands, except per share information):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net income	$293,230	$348,230	$318,072
Less: Preferred share distributions	27,411	—	—

Net income available to common shareholders	$265,819	$348,230	$318,072
Less: Dividends and undistributed earnings allocated to participating securities	904	1,116	1,082

Net income allocated to common shareholders	$264,915	$347,114	$316,990

Effect of dilutive securities:
Interest on convertible senior notes	—	3,234	—

Net income allocated to common shareholders for diluted earnings per share	$264,915	$350,348	$316,990

Basic:
Basic weighted average common shares outstanding	202,411	177,838	177,560

Net income per common share	$1.31	$1.95	$1.79

Diluted:
Basic weighted average common shares outstanding	202,411	177,838	177,560
Dilutive effect of convertible senior notes(1)	—	9,585	3,337

Diluted weighted average common shares outstanding(2)	202,411	187,423	180,897

Net income per common share	$1.31	$1.87	$1.75

(1)
The if-converted method was applied during the fourth quarter of 2012 reflecting the assumption that the convertible senior notes would be settled in common shares. During the first quarter of 2013, $172.5 million of the Company's outstanding convertible notes had been tendered for conversion and were settled with 26.1 million common shares.

(2)
Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the years ended December 31, 2013, 2012 and 2011.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SECURITIES (Continued)

        The following table summarizes the Company's securities as of December 31, 2013, which are carried at estimated fair value (amounts in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale	$326,775	$24,791	$(1,225)	$350,341
Other securities, at estimated fair value(1)	135,968	12,436	(1,437)	146,967
Residential mortgage-backed securities, at estimated fair value(1)	138,284	2,809	(65,089)	76,004

Total securities	$601,027	$40,036	$(67,751)	$573,312

(1)
Unrealized gains and losses presented represent amounts as of period-end. Unrealized gains and losses recognized during the year for these securities are recorded in earnings.

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

(1)
Unrealized gains and losses presented represent amounts as of period-end. Unrealized gains and losses recognized during the year for these securities are recorded in earnings.

        The following table shows the gross unrealized losses and fair value of the Company's available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2013
Securities available-for-sale	$25,543	$(658)	$30,034	$(567)	$55,577	$(1,225)
December 31, 2012
Securities available-for-sale	$45,900	$(4,398)	$37,500	$(5,411)	$83,400	$(9,809)

        The unrealized losses in the table above are considered to be temporary impairments due to market factors and are not reflective of credit deterioration. The Company considers many factors

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SECURITIES (Continued)

when evaluating whether impairment is other-than-temporary. For securities available-for-sale included in the table above, the Company does not intend to sell or believe that it is more likely than not that the Company will be required to sell any of its securities available-for-sale prior to recovery. In addition, based on the analyses performed by the Company on each of its securities available-for-sale, the Company believes that it is able to recover the entire amortized cost amount of the securities available-for-sale included in the table above.

        During the year ended December 31, 2013, the Company recognized a loss totaling $19.5 million for securities available-for-sale that it determined to be other-than-temporarily impaired. During the years ended December 31, 2012 and 2011, the Company recognized losses totaling $8.2 million and $1.5 million, respectively, for securities available-for-sale that it determined to be other-than-temporarily impaired. The Company intends to sell these securities and as a result, the entire amount of the loss is recorded through earnings in net realized and unrealized gain on investments in the consolidated statements of operations.

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

        During the year ended December 31, 2013, the Company did not recognize a loss for common and preferred stock that it determined to be other-than-temporarily impaired. As of December 31, 2013, the Company had no investments in common or preferred stock classified as available-for-sale. During the years ended December 31, 2012 and 2011, the Company recognized losses totaling $0.2 million and $2.2 million, respectively, for common and preferred stock that it determined to be other-than-temporary impaired.

        As of December 31, 2013, the Company had a corporate debt security from one issuer in default with an estimated fair value of $25.4 million, which was on non-accrual status. As of December 31, 2012, the Company had no corporate debt securities in default.

        Securities available-for-sale sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Gross realized gains	$2,829	$85,982	$100,565
Gross realized losses	(42)	(12)	(559)

Net realized gains	$2,787	$85,970	$100,006

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SECURITIES (Continued)

        The following table summarizes the amortized cost and estimated fair value of securities available-for-sale by remaining contractual maturity and weighted average coupon based on par values as of December 31, 2013 (dollar amounts in thousands):

Description	Amortized Cost	Estimated Fair Value	Weighted Average Coupon
Due within one year	$23,702	$24,517	7.9%
One to five years	207,987	221,393	8.2
Five to ten years	92,329	101,341	8.5
Greater than ten years	2,757	3,090	1.1

Total	$326,775	$350,341

        The remaining contractual maturities in the table above were allocated assuming no prepayments. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Concentration Risk

        The Company's corporate debt securities portfolio, which includes securities available-for-sale and other securities at estimated fair value, has certain credit risk concentrated in a limited number of issuers. As of December 31, 2013, approximately 55% of the estimated fair value of the Company's corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, JC Penney Corp. Inc. and NXP Semiconductor NV, which combined represented $104.5 million, or approximately 21% of the estimated fair value of the Company's corporate debt securities. As of December 31, 2012, approximately 51% of the estimated fair value of the Company's corporate debt securities portfolio, was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Sanmina Corporation, Avaya, Inc. and iPayment, Inc., which combined represented $87.0 million, or approximately 19% of the estimated fair value of the Company's corporate debt securities.

Pledged Assets

        Note 7 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of December 31, 2013 and 2012 (amounts in thousands):

	As of December 31, 2013	As of December 31, 2012
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$324,830	$354,088

Total	$324,830	$354,088

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

        The following table summarizes the Company's corporate loans as of December 31, 2013 (amounts in thousands):

	December 31, 2013
	Corporate Loans Held for Investment	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,280,470	$315,738	$277,458	$6,873,666
Net unamortized discount	(105,979)	(20,070)	(54,997)	(181,046)

Total amortized cost	6,174,491	295,668	222,461	6,692,620
Lower of cost or fair value adjustment	—	(15,920)	—	(15,920)
Allowance for loan losses	(224,999)	—	—	(224,999)
Net unrealized gains	—	—	15,019	15,019

Net carrying value	$5,949,492	$279,748	$237,480	$6,466,720

(1)
Principal amounts of corporate loans and corporate loans held for sale are net of cumulative charge-offs and other adjustments totaling $18.1 million as of December 31, 2013.

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

Allowance for Loan Losses

        As of December 31, 2013 and 2012, the Company had an allowance for loan losses of $225.0 million and $223.5 million, respectively. As described in Note 2 to these consolidated financial statements, the allowance for loan losses represents the Company's estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company's allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company's estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

        The following table summarizes the changes in the allowance for loan losses for the Company's corporate loan portfolio during the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Allowance for loan losses:
Beginning balance	$223,472	$191,407	$209,030
Provision for loan losses	32,812	46,498	14,194
Charge-offs	(31,285)	(14,433)	(31,817)

Ending balance	$224,999	$223,472	$191,407

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013	December 31, 2012(1)
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$142,682	$94,863
Ending balance: collectively evaluated for impairment	82,317	128,609
Ending balance: loans acquired with deteriorated credit quality	—	—

	$224,999	$223,472

Corporate loans (recorded investment)(2):
Ending balance: individually evaluated for impairment	$554,442	$445,437
Ending balance: collectively evaluated for impairment	5,638,790	5,583,622
Ending balance: loans acquired with deteriorated credit quality	—	—

	$6,193,232	$6,029,059

(1)
Certain prior period information has been reclassified to conform to the current year presentation to segregate the Company's corporate loan portfolio between those that are included in the allocated component of the allowance for loan losses (individually evaluated) and those included in the unallocated component of the allowance for loan losses (collectively evaluated).

(2)
Recorded investment is defined as amortized cost plus accrued interest.

        As of December 31, 2013, the allocated component of the allowance for loan losses totaled $142.7 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $594.4 million and an aggregate recorded investment of $554.4 million. Of the allocated component totaling $142.7 million, $66.9 million related to Texas Competitive Electric Holdings Company LLC ("TXU"), which had an aggregate amortized cost of $311.6 million as of December 31, 2013. As of December 31, 2012, the allocated component of the allowance for loan losses totaled $94.9 million and related to investments in certain loans issued by six issuers with an aggregate par amount of $484.1 million and an aggregate recorded investment of $445.4 million. During the year ended December 31, 2012, the Company determined that its TXU loans, with an aggregate amortized cost of $310.9 million as of December 31, 2012, were impaired. Accordingly, the Company increased the allocated component of its allowance for loan losses to account for the impairment of TXU. As of December 31, 2012, $49.1 million of the Company's allocated reserve was for TXU.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the Company's recorded investment and unpaid principal balance in impaired loans, as well as the related allowance for credit losses as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013			December 31, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
With no related allowance recorded	$—	$—	$—	$6,490	$19,931	$—
With an allowance recorded	554,442	594,416	142,682	438,947	464,214	94,863

Total	$554,442	$594,416	$142,682	$445,437	$484,145	$94,863

(1)
Recorded investment is defined as amortized cost plus accrued interest.

        The following table summarizes the Company's average recorded investment in impaired loans and interest income recognized for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	For the year ended December 31, 2013		For the year ended December 31, 2012		For the year ended December 31, 2011
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded	$1,298	$—	$3,540	$208	$3,244	$—
With an allowance recorded	524,924	18,194	199,083	9,310	76,933	2,645

Total	$526,222	$18,194	$202,623	$9,518	$80,177	$2,645

(1)
Recorded investment is defined as amortized cost plus accrued interest.

        As of December 31, 2013 and 2012, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company's impaired loans are on non-accrual status, the Company's non-accrual loans also include (i) other loans held for investment, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value, which are not reflected in the table above. Any of these three classifications may include those loans modified in a TDR, which are typically designated as being non-accrual (see "Troubled Debt Restructurings" section below).

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the Company's recorded investment in non-accrual loans as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013	December 31, 2012
Loans held for investment	$554,442	$445,437
Loans held for sale	44,823	90,840
Loans at estimated fair value	24,883	—

Total non-accrual loans	$624,148	$536,277

        The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $25.1 million, which included $18.2 million for impaired loans that were held for investment and $6.9 million for non-accrual loans held for sale for the year ended December 31, 2013. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $19.6 million, which included $9.5 million for impaired loans that were held for investment and $10.1 million for non-accrual loans held for sale for the year ended December 31, 2012.

        A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of December 31, 2013, the Company held a total recorded investment of $237.2 million of non-accrual and past due loans held for investment from three issuers, certain of which were in default as of December 31, 2013. The associated past due interest payments related to the $237.2 million recorded investment was $5.6 million, of which $0.9 million was less than 30 days past due, $2.3 million was 60-89 days past due, and $2.4 million was 90 or more days past due. In addition, as of December 31, 2013, the Company held $15.5 million par amount and $12.2 million estimated fair value of non-accrual and past due loans carried at estimated fair value from one issuer, which was also in default as of December 31, 2013. The associated interest payments related to the $12.2 million loans at estimated fair value that were 90 or more days past due was $0.2 million. As of December 31, 2012, the Company held a total recorded investment of $50.4 million of non-accrual and past due loans held for investment from one issuer, which was in default as of December 31, 2012 as a result of a missed interest payment due in December 2012 (see "Defaulted Loans" section below). The associated past due interest payments related to the $50.4 million recorded investment was $1.1 million, which was less than 30 days past due.

        The unallocated component of the allowance for loan losses totaled $82.3 million and $128.6 million as of December 31, 2013 and 2012, respectively. As described in Note 2 to these consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

a combination of concern as to probability of default and the seniority of the loan in the issuer's capital structure for the years ended December 31, 2013 and 2012 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment December 31, 2013(1)	Recorded Investment December 31, 2012(1)
High	Senior Secured Loan	$26,886	$525,562
	Second Lien Loan	286,996	287,892
	Subordinated	11,643	10,621

		$325,525	$824,075

Moderate	Senior Secured Loan	$1,033,065	$826,107
	Second Lien Loan	27,504	27,585
	Subordinated	39,329	38,374

		$1,099,898	$892,066

Low	Senior Secured Loan	$4,148,913	$3,716,831
	Second Lien Loan	25,864	68,917
	Subordinated	38,590	81,733

		$4,213,367	$3,867,481

	Total Unallocated	$5,638,790	$5,583,622
	Total Allocated	554,442	445,437

	Total Loans Held for Investment	$6,193,232	$6,029,059

(1)
Recorded investment is defined as amortized cost plus accrued interest.

        During the years ended December 31, 2013, 2012 and 2011, the Company recorded charge-offs totaling $31.3 million, $14.4 million and $31.8 million, respectively, comprised primarily of loans modified in TDRs and loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

        As of December 31, 2013 and 2012, the Company had $279.7 million and $128.3 million of loans held for sale, respectively. During the years ended December 31, 2013 and 2012, the Company transferred $323.4 million and $115.0 million amortized cost amount of loans from held for investment to held for sale, respectively. The transfers of certain loans to held for sale were due to the Company's determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company's investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. Also, during the years ended December 31, 2013 and 2012, the Company transferred zero and $114.9 million amortized cost amount from loans held for sale back to loans held for investment at the lower of cost or estimated fair value, respectively. These transfers back to held for investment occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The Company recorded a $5.9 million net charge to earnings during the year ended December 31, 2013 for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $279.7 million as of December 31, 2013. Comparatively, the Company recorded a $2.7 million and $65.2 million net charge to earnings during the years ended December 31, 2012 and 2011, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $128.3 million and $317.3 million as of December 31, 2012 and 2011, respectively.

Defaulted Loans

        As of December 31, 2013, the Company held six corporate loans that were in default with a total amortized cost of $215.7 million from two issuers. Of the $215.7 million total amortized cost, $203.7 million were included in the loans that comprised the allocated component of the Company's allowance for loan losses and $12.0 million were included in loans carried at estimated fair value. As of December 31, 2012, the Company held two corporate loans that were in default with a total amortized cost of $50.4 million from one issuer and were included in the loans that comprised the allocated component of the Company's allowance for loan losses.

Troubled Debt Restructurings

        The recorded investment balance of TDRs at December 31, 2013 totaled $55.4 million, related to three TDRs. Comparatively, the recorded investment balance of TDRs at December 31, 2012 totaled $25.5 million, related to one TDR. Loans whose terms have been modified in a TDR are considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. As of December 31, 2013 and 2012, $55.4 million and $25.5 million of TDRs were included in non-accrual loans, respectively (see "Non-Accrual Loans" section above). As of December 31, 2013 and 2012, the allowance for loan losses included specific reserves of $22.1 million and $0.5 million related to TDRs, respectively.

        The following table presents the aggregate balance of loans whose terms have been modified in a TDR during the years ended December 31, 2013, 2012 and 2011 (dollar amounts in thousands):

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)(2)	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)(3)
Troubled debt restructurings:
Loans held for investment	2	$68,358	$39,430	1	$13,807	$4,679	—	$—	$—
Loans held for sale	—	—	—	1	53,875	20,886	—	—	—
Loans at estimated fair value	1	1,670	1,229	—	—	—	1	11,158	—

Total	3	$70,028	$40,659	2	$67,682	$25,565	1	$11,158	$—

(1)
Recorded investment is defined as amortized cost plus accrued interest.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

(2)
Excludes equity securities received from the TDRs with an estimated fair value of $2.1 million.

(3)
Excludes equity securities received from the TDRs with an estimated fair value of $9.5 million.

        During the year ended December 31, 2013, the Company modified an aggregate recorded investment of $70.0 million related to three issuers in restructurings which qualified as TDRs. These restructurings occurred during the first quarter of 2013 and involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%. Prior to the restructurings, two of the TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge-offs for the year ended December 31, 2013, which comprised 86% of the total $31.3 million of charge-offs recorded during the year ended December 31, 2013.

        During the year ended December 31, 2012, the Company exchanged an aggregate recorded investment of $67.7 million of loans from a single issuer for new loans of varying extended maturities and equity, with a combined estimated fair value of $25.6 million, in a modification which qualified as a TDR. The interest rate did not change as a result of this modification. Prior to the TDR, certain of the loans were included in the allocated component of the allowance for loan losses, while the remaining loans were in loans held for sale and were on non-accrual status. The difference between the recorded investment of the loans and the estimated fair value of the new loans and equity was charged-off against the allowance for loan losses and the lower of cost or estimated fair value allowance. The new loans were included in the allocated component of the allowance for loan losses and in loans held for sale and will be maintained on non-accrual status until performance has been demonstrated by the borrower for a suitable period of time, while the equity was carried at estimated fair value. The loans modified in the TDR were not in default at December 31, 2012.

        During the year ended December 31, 2011, the Company modified loans with an aggregate recorded investment of $11.2 million related to a single issuer which qualified as a TDR and resulted in the Company recording an $0.8 million loss. This modification involved the restructuring of a debt instrument to equity investment, resulting in a new asset. The loans modified in the TDR were not in default at December 31, 2011.

        As of December 31, 2013, 2012 and 2011, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR.

        As of December 31, 2013, 2012 and 2011, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

        During the years ended December 31, 2013 and 2012, the Company modified $2.4 billion and $1.7 billion amortized cost of corporate loans, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Concentration Risk

        The Company's corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2013, approximately 46% of the total amortized cost basis of the Company's corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.2 million or approximately 14% of the aggregated amortized cost basis of the Company's corporate loans. As of December 31, 2012, approximately 46% of the total amortized cost basis of the Company's corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and Modular Space Corporation, which combined represented $1.0 billion, or approximately 16% of the aggregated amortized cost basis of the Company's corporate loans.

Pledged Assets

        Note 7 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans pledged as collateral as of December 31, 2013 and 2012 (amounts in thousands):

	As of December 31, 2013	As of December 31, 2012
Pledged as collateral for collateralized loan obligation secured debt and junior secured notes to affiliates	$6,231,541	$5,804,026

Total	$6,231,541	$5,804,026

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

        The following table summarizes the Company's oil and gas properties as of December 31, 2013 and 2012 (amounts in thousands):

	As of December 31, 2013	As of December 31, 2012
Proved oil and natural gas properties (successful efforts method)	$451,909	$315,446
Unproved oil and natural gas properties	16,913	2,596
Less: Accumulated depreciation, depletion and amortization	(68,453)	(28,113)

Oil and gas properties, net	$400,369	$289,929

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. NATURAL RESOURCES ASSETS (Continued)

        For the years ended December 31, 2013 and 2012, the Company recorded $10.4 million and $3.3 million, respectively, of impairments, which are included in net realized and unrealized gain on investments in the consolidated statements of operations.

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

        The initial accounting for the 2012 business combinations was not complete and adjustments were subsequently recorded as additional information was obtained about the facts and circumstances that existed as of the acquisition dates. During the year ended December 31, 2013, the Company recorded adjustments to the recognized fair values of the identifiable assets acquired and liabilities assumed in connection with the Company's acquisitions as of their respective acquisition dates. The table below reflects updated 2012 information including an increase of $3.8 million to both proved property and accounts payable and accrued liabilities (amounts in thousands):

	2013	2012
Proved property	$—	$164,557
Unproved property	—	2,658
Other assets	—	16,789
Risk management liabilities	—	(1,037)
Accounts payable and accrued liabilities	—	(9,030)
Asset retirement obligation	—	(5,491)

Total	$—	$168,446

Development and Other Purchases

        Separate from the acquisitions above, which the Company accounts for as business combinations under the acquisition method of accounting, the Company deployed capital to develop and purchase other interests and assets in the natural resources sector.

        During 2013, the Company capitalized an additional $154.5 million as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties. Accordingly, this balance is included in oil and gas properties, net on the consolidated balance sheets.

        In addition, during 2012, the Company participated and earned working interests in oil and natural gas properties located in Texas by funding approximately $1.4 million including costs. This amount is included in oil and gas properties, net on the consolidated balance sheets.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BORROWINGS

        Certain information with respect to the Company's borrowings as of December 31, 2013 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(1)
CLO 2005-1 senior secured notes	$193,909	0.73%	1,212	$303,104
CLO 2005-2 senior secured notes	335,570	0.63	1,426	496,917
CLO 2006-1 senior secured notes	384,925	0.69	1,698	649,894
CLO 2007-1 senior secured notes	2,075,040	0.79	2,692	2,354,938
CLO 2007-1 mezzanine notes	406,428	3.65	2,692	461,250
CLO 2007-1 subordinated notes(2)	136,097	18.15	2,692	154,456
CLO 2007-A senior secured notes	428,152	1.57	1,384	540,677
CLO 2007-A mezzanine notes	55,327	7.44	1,384	69,867
CLO 2007-A subordinated notes(2)	15,096	42.22	1,384	19,063
CLO 2011-1 senior debt	388,703	1.25	1,688	517,597
CLO 2012-1 senior secured notes	362,727	2.34	4,002	376,603
CLO 2012-1 subordinated notes(2)	18,000	11.67	4,002	18,689
CLO 2013-1 senior secured notes	449,409	1.98	4,214	468,915

Total collateralized loan obligation secured debt	5,249,383			6,431,970
Senior secured credit facility(3)	75,000	1.39	699	—
2015 Asset-based borrowing facility	50,289	2.42	674	213,935
2018 Asset-based borrowing facility(4)	—	—	1,519	—

Total credit facilities	125,289			213,935
8.375% Senior notes	250,800	8.38	10,181	—
7.500% Senior notes	111,476	7.50	10,306	—
Junior subordinated notes	283,517	5.39	8,347	—

Total borrowings	$6,020,465			$6,645,905

(1)
Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities available-for-sale and equity investments at estimated fair value. Also includes the carrying value of oil and gas assets. For purposes of this table, collateral for CLO senior, mezzanine and subordinated notes are calculated pro rata based on the outstanding borrowings for each respective CLO.

(2)
Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on year-to-date estimated distributions, if any.

(3)
Capital stock of material domestic and foreign subsidiaries, as defined by the senior secured credit facility agreement, are eligible to be pledged as collateral. As of December 31, 2013, the total investments held within these eligible subsidiaries exceeded the amount of the outstanding debt.

(4)
Borrowing rates range from 1.75% to 3.25% plus London interbank offered rate ("LIBOR") per annum based on the amount outstanding.

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

(1)
Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities available-for-sale and equity investments at estimated fair value. Also includes the carrying value of oil and gas assets. For purposes of this table, collateral for CLO senior, mezzanine and subordinated notes are calculated pro rata based on the outstanding borrowing for each respective CLO.

(2)
Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on year-to-date estimated distributions, if any.

(3)
In addition to the fair value of collateral, CLO 2012-1 held $357.7 million of principal cash as of December 31, 2012 as it was closed on December 21, 2012.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BORROWINGS (Continued)

CLO Debt

        The indentures governing the Company's CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company's Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 are no longer in their reinvestment periods. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the years ended December 31, 2013 and 2012, $759.2 million and $886.6 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2007-1, CLO 2012-1 and CLO 2013-1 will end their reinvestment periods during May 2014, December 2016 and July 2017, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the years ended December 31, 2013 and 2012, $77.2 million and $93.0 million, respectively, of original CLO 2011-1 senior notes were repaid.

        On September 27, 2013, the Company amended the CLO 2011-1 senior loan agreement (the "CLO 2011-1 Agreement") to upsize the transaction by $300.0 million, of which CLO 2011-1 is now able to borrow up to an incremental $225.0 million. Under the amended CLO 2011-1 Agreement, CLO 2011-1 matures on August 15, 2020 and borrowings under the CLO 2011-1 Agreement bear interest at a rate of the three-month LIBOR plus 1.35%.

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

        On December 21, 2012, the Company closed CLO 2012-1, a $412.4 million secured financing transaction maturing December 16, 2024. The Company issued $367.5 million par amount of senior secured notes to unaffiliated investors, of which $342.5 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate at 2.39%. The Company also issued $21.5 million of subordinated notes to unaffiliated third party investors. During 2013, the Company purchased $3.5 million of CLO 2012-1 subordinated notes from unaffiliated third party investors, therefore, reducing the subordinates notes issued to unaffiliated third party investors from $21.5 million to $18.0 million, as of December 31, 2013. This transaction resulted in the Company recording a one-time gain on extinguishment of debt totaling $0.3 million for the year ended December 31, 2013. CLO 2012-1's debt is collateralized by the investments that are owned by CLO 2012-1, and as a result, those investments are not available to the Company, its creditors or shareholders.

        During the year ended December 31, 2013, the Company issued $84.8 million par amount of CLO 2007-1 class D notes for proceeds of $81.1 million. In addition, during the year ended December 31, 2013, the Company issued $12.4 million par amount of CLO 2007-A class F notes for proceeds of $12.7 million. Comparatively, during the year ended December 31, 2012, the Company issued $119.7 million par amount of CLO 2007-1 class D notes for proceeds of $95.1 million and $11.3 million par amount of CLO 2007-A class C notes for proceeds of $10.6 million.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BORROWINGS (Continued)

Credit Facilities

Senior Secured Credit Facility

        On November 30, 2012, the Company entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the "2015 Facility"). The Company may obtain additional commitments under the 2015 Facility so long as the aggregate amount of commitments at any time does not exceed $350.0 million. The Company has the right to prepay loans under the 2015 Facility in whole or in part at any time. In connection with entering into the 2015 Facility, the Company terminated the commitments under its existing asset-based revolving credit facility. Loans under the 2015 Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. The 2015 Facility contains customary covenants, including ones that require the Company to satisfy a net worth financial test and maintain certain ratios relating to leverage and consolidated total assets. In addition, the 2015 Facility contains customary negative covenants applicable to the Company. As of December 31, 2013 and 2012, the Company had $75.0 million and zero, respectively of borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facility

        On November 14, 2013, the Company's five-year nonrecourse, asset-based revolving credit facility (the "2015 Natural Resources Facility"), maturing on November 5, 2015, was adjusted and reduced to $94.6 million, which is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company. As of December 31, 2013 and 2012, the Company had $50.3 million and $107.8 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility.

        On February 27, 2013, the Company entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the "2018 Natural Resources Facility"), that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On December 20, 2013, the 2018 Natural Resources Facility was adjusted and increased to $42.0 million. The Company has the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to the Company. As of December 31, 2013, the Company had no borrowings outstanding under the 2018 Natural Resources Facility.

        As of December 31, 2013 and 2012, the Company believes it was in compliance with the covenant requirements for its credit facilities.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BORROWINGS (Continued)

Convertible Debt

7.5% Convertible Senior Notes

        On January 18, 2013, in accordance with the indenture relating to the Company's $172.5 million 7.5% convertible senior notes due January 15, 2017 ("7.5% Notes"), the Company issued a conversion rights termination notice ("Termination Notice") to holders of the 7.5% Notes whereby it terminated the right to convert the 7.5% Notes to common shares. The conversion rate as of January 18, 2013 was equal to 141.8256 common shares for each $1,000 principal amount of 7.5% Notes, plus an additional 9.2324 common shares per $1,000 principal amount to account for the make-whole premium. Holders of $172.5 million 7.5% Notes submitted their notes for conversion for which the Company satisfied by physical settlement with 26.1 million common shares.

        In accordance with accounting for convertible debt instruments that may be settled in cash upon conversion, the Company had separately accounted for the liability and equity components to reflect the nonconvertible debt borrowing rate. The Company determined that the equity component of the 7.5% Notes totaled $10.0 million and was included in paid-in-capital on the Company's consolidated balance sheet as of December 31, 2012. The remaining liability component of $166.0 million, included within convertible senior notes on the Company's consolidated balance sheets as of December 31, 2012, was comprised of the principal $172.5 million less the unamortized debt discount of $6.5 million as of December 31, 2012. The total debt discount amortization recognized for the years ended December 31, 2013, 2012 and 2011 was zero, $1.3 million and $1.2 million, respectively. The debt discount was amortized at the effective interest rate of 8.6%. For the years ended December 31, 2013, 2012 and 2011, the total interest expense recognized on the 7.5% Notes was $0.5 million, $12.9 million and $12.9 million, respectively.

7.0% Convertible Senior Notes

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. BORROWINGS (Continued)

Contractual Obligations

        The table below summarizes the Company's contractual obligations (excluding interest) under borrowing agreements as of December 31, 2013 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CLO 2005-1 notes	$195,897	$—	$—	$195,897	$—
CLO 2005-2 notes	338,773	—	—	338,773	—
CLO 2006-1 notes	384,925	—	—	384,925	—
CLO 2007-1 notes	2,641,442	—	—	—	2,641,442
CLO 2007-A notes	498,843	—	—	498,843	—
CLO 2011-1 debt	388,703	—	—	388,703	—
CLO 2012-1 notes	385,500	—	—	—	385,500
CLO 2013-1 notes	458,500	—	—	—	458,500
Credit facilities	125,289	—	125,289	—	—
Senior notes	373,750	—	—	—	373,750
Junior subordinated notes	283,517	—	—	—	283,517

Total	$6,075,139	$—	$125,289	$1,807,141	$4,142,709

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. DERIVATIVE INSTRUMENTS (Continued)

        The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2013 and 2012 (amounts in thousands):

	As of December 31, 2013		As of December 31, 2012
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$478,333	$(42,078)	$503,833	$(90,618)
Free-Standing Derivatives:
Commodity swaps	—	1,493	—	7,056
Credit default swaps—protection sold	—	—	—	19
Credit default swaps—protection purchased	(100,000)	(2,019)	(47,321)	(1,140)
Foreign exchange forward contracts	(320,380)	(25,258)	(338,313)	(20,975)
Foreign exchange options	129,900	8,941	130,207	8,277
Common stock warrants	—	945	—	3,318
Total rate of return swaps	—	(229)	—	—
Options	—	6,794	—	—

Total		$(51,411)		$(94,063)

Cash Flow Hedges

        The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Company designates these interest rate swaps as cash flow hedges. As of December 31, 2013 and 2012, the Company had interest rate swaps with notional amounts totaling $478.3 million and $503.8 million, respectively. Changes in the estimated fair value of the interest rate swaps are recorded through accumulated other comprehensive loss, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period.

        The following table shows the net gains (losses) recognized in other comprehensive loss related to derivatives in cash flow hedging relationships for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Net gains (losses) recognized in other comprehensive loss on cash flow hedges	$48,479	$10,169	$(42,324)

        For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the years ended December 31, 2013, 2012 and 2011, the Company did not recognize any ineffectiveness in income on the consolidated statements of operations from its cash flow hedges.

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

        Gains and losses on free-standing derivatives are reported in net realized and unrealized loss on derivatives and foreign exchange in the consolidated statements of operations. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

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

        The following table summarizes open positions as of December 31, 2013, and represents, as of such date, derivatives in place through December 31, 2016, on expected annual production volumes:

	2014	2015	2016
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	5,821	4,277	1,805
Average price ($/MMBtu)	$4.34	$4.73	$4.44
Natural gas liquid positions:
Fixed price swaps:
Hedged volume (MBbls)	145	—	—
Average price ($/Bbl)	$31.21	$—	$—
Oil positions:
Fixed price swaps:
Hedged volume (MBbls)	639	500	—
Average price ($/Bbl)	$92.27	$88.24	$—

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

        As of December 31, 2013 and 2012, the Company had purchased protection with a notional amount of $100.0 million and $47.3 million, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the reference entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

Foreign Exchange Derivatives

        The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of December 31, 2013 and 2012, the net contractual notional balance of our foreign exchange options and forward contracts totaled $190.5 million and $208.1 million, respectively, all of which related to certain of our foreign currency denominated assets.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. DERIVATIVE INSTRUMENTS (Continued)

Free-Standing Derivatives Income (Loss)

        The following table presents the amounts recorded in net realized and unrealized loss on derivatives and foreign exchange on the consolidated statements of operations for the years ended December 2013, 2012 and 2011 (amounts in thousands):

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
	Realized gains (losses)(1)	Unrealized gains (losses)	Total	Realized gains (losses)(1)	Unrealized gains (losses)	Total	Realized gains (losses)(1)	Unrealized gains (losses)	Total
Commodity swaps	$1,296	$(5,562)	$(4,266)	$3,554	$721	$4,275	$352	$7,596	$7,948
Credit default swaps	(4,408)	188	(4,220)	(6,079)	942	(5,137)	1,033	(7,063)	(6,030)
Foreign exchange forward contracts and options(2)	1,104	(2,096)	(992)	(503)	(2,544)	(3,047)	11	(4,806)	(4,795)
Common stock warrants	2,327	(1,503)	824	691	986	1,677	2,184	(3,074)	(890)
Total rate of return swaps	1,803	(229)	1,574	—	141	141	—	49	49
Options	(91)	333	242	—	—	—	(94)	—	(94)

Net realized and unrealized gains (losses)	$2,031	$(8,869)	$(6,838)	$(2,337)	$246	$(2,091)	$3,486	$(7,298)	$(3,812)

(1)
Includes related income and expense on the derivatives.

(2)
Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

        The Company is not subject to a master netting arrangement and the Company's derivative instruments are presented on a gross basis on its consolidated balance sheets.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

        The components of changes in accumulated other comprehensive loss were as follows (amounts in thousands):

	Year ended December 31, 2013			Year ended December 31, 2012			Year ended December 31, 2011
	Net unrealized gains on available- for-sale securities	Net unrealized losses on cash flow hedges	Total	Net unrealized gains on available- for-sale securities	Net unrealized losses on cash flow hedges	Total	Net unrealized gains on available- for-sale securities	Net unrealized losses on cash flow hedges	Total
Beginning balance	$17,472	$(87,698)	$(70,226)	$62,248	$(97,867)	$(35,619)	$189,139	$(55,543)	$133,596
Other comprehensive (loss) income before reclassifications	(9,668)	48,479	38,811	48,358	10,169	58,527	(30,799)	(42,324)	(73,123)
Amounts reclassified from accumulated other comprehensive loss(2)	15,763	—	15,763	(93,134)	—	(93,134)	(96,092)	—	(96,092)

Net current-period other comprehensive income (loss)	6,095	48,479	54,574	(44,776)	10,169	(34,607)	(126,891)	(42,324)	(169,215)

Ending balance	$23,567	$(39,219)	$(15,652)	$17,472	$(87,698)	$(70,226)	$62,248	$(97,867)	$(35,619)

(1)
The Company's gross and net of tax amounts are the same.

(2)
Includes impairment charges of $19.5 million, $8.4 million and $3.7 million for investments which were determined to be other-than-temporary for the years ended December 31, 2013, 2012 and 2011, respectively. These reclassified amounts are included in net realized and unrealized gain on investments on the consolidated statements of operations.

NOTE 10. COMMITMENTS & CONTINGENCIES

Commitments

        As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company, subject to certain conditions, to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of December 31, 2013 and 2012, the Company had committed to purchase corporate loans with aggregate par amounts totaling $62.7 million and $254.2 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of December 31, 2013 and 2012, the Company had unfunded financing commitments for corporate loans totaling $17.4 million and $9.8 million, respectively. The Company did not have any significant losses as of December 31, 2013, nor does it expect any significant losses related to those assets for which it committed to purchase and fund.

        The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company's interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS & CONTINGENCIES (Continued)

future contributions to total approximately $325.5 million as of December 31, 2013 and $203.0 million as of December 31, 2012.

Guarantees

        As of December 31, 2013, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $231.7 million. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary "bad boy" acts. In connection with these investments, joint and several non-recourse "bad boy" guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. The Company does not expect any related losses. As of both December 31 2013 and 2012, the Company also had financial guarantees related to its natural resources investments totaling $17.9 million for which the Company does not expect any significant losses.

Contingencies

        The Company has been named as a party in various legal actions in connection with the proposed merger with KKR. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage and the Company cannot predict with certainty the loss or range of loss that may be incurred. The Company has denied, or believes it has a meritorious defense and will deny liability in the significant cases pending against the Company. Based on current discussion and consultation with counsel, management believes that the resolution of these matters will not have a material impact on the Company's consolidated financial statements.

NOTE 11. SHAREHOLDERS' EQUITY

Preferred Shares

        On January 17, 2013, the Company issued 14.95 million of Series A LLC Preferred Shares for gross proceeds of $373.8 million, and net proceeds of $362.0 million. The Series A LLC Preferred Shares trade on the New York Stock Exchange ("NYSE") under the ticker symbol "KFN.PR" and began trading on January 28, 2013. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by the Company's board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2013, at a rate per annum equal to 7.375%.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. SHAREHOLDERS' EQUITY (Continued)

        The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of December 31, 2013, the 2007 Share Incentive Plan authorizes a total of 8,839,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan. On February 14, 2013, the Compensation Committee of the board of directors granted the Manager 292,009 restricted common shares subject to graded vesting over three years with the final vesting date of March 1, 2016.

        The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as of January 1, 2011	1,097,000	212,604	1,309,604
Issued	240,845	50,566	291,411
Vested	(1,097,000)	(92,903)	(1,189,903)
Cancelled	—	(24,591)	(24,591)

Unvested shares as of December 31, 2011	240,845	145,676	386,521
Issued	258,303	43,557	301,860
Vested	(60,211)	(96,980)	(157,191)

Unvested shares as of December 31, 2012	438,937	92,253	531,190
Issued	292,009	39,288	331,297
Vested	(146,312)	(46,347)	(192,659)

Unvested shares as of December 31, 2013	584,634	85,194	669,828

        The restricted common shares granted to the directors were valued using the fair value at the time of grant, which was $10.69, $9.26 and $7.91 per share, for the restricted common shares granted in 2013, 2012 and 2011, respectively. The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $12.19, $10.56 and $8.73 per share at December 31, 2013, 2012 and 2011, respectively. There were $3.4 million, $2.9 million and $2.1 million of total unrecognized compensation costs related to unvested restricted common shares granted as of December 31, 2013, 2012 and 2011, respectively. These costs are expected to be recognized through 2016.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. SHAREHOLDERS' EQUITY (Continued)

        The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2011	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2011	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2012	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding as of December 31, 2013	1,932,279	$20.00

        As of December 31, 2013, 2012 and 2011, 1,932,279 common share options were exercisable. As of December 31, 2013, the common share options were fully vested and expire in August 2014.

        For the years ended December 31, 2013, 2012 and 2011, the components of share-based compensation expense are as follows (amounts in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Restricted shares granted to Manager	$3,524	$2,270	$2,448
Restricted shares granted to certain directors	1,035	932	830

Total share-based compensation expense	$4,559	$3,202	$3,278

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

        The following table summarizes the components of related party management compensation on the Company's consolidated statements of operations, which are described in further detail below, for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Base management fees, net	$25,029	$28,244	$26,294
CLO management fees	17,282	4,237	5,289
Incentive fees	22,741	37,588	34,154
Manager share-based compensation	3,524	2,270	2,448

Total related party management compensation	$68,576	$72,339	$68,185

Base Management Fees

        The Company pays its Manager a base management fee monthly in arrears. During the year ended December 31, 2013, certain related party fees received by affiliates of the Manager were credited to the Company via an offset to the base management fee ("Fee Credits"). Specifically, as described in further detail under "CLO Management Fees" below, a portion of the CLO management fees received by an affiliate of the Manager for certain of the Company's CLOs were credited to the Company via an offset to the base management fee.

        In addition, during 2013, the Company invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, the Manager agreed to reduce the Company's base management fee payable to the Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. Separately, certain third-party expenses accrued by the Company in the fourth quarter of 2013 in connection with the KKR acquisition proposal were used to reduce the Company's base management fees payable to the Manager in an amount equal to such third-party expenses.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS (Continued)

        The table below summarizes the aggregate base management fees for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Base management fees, gross	$39,065	$28,244	$26,294
CLO management fees credit(1)	(10,042)	—	—
Other related party fees credit	(3,994)	—	—

Total base management fees, net	$25,029	$28,244	$26,294

(1)
See "CLO Management Fees" for further discussion.

        The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company's common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $8.8 million of base management fees during each of the years ended December 31, 2013, 2012 and 2011.

CLO Management Fees

        An affiliate of the Manager entered into separate management agreements with the respective investment vehicles for all of the Company's Cash Flow CLOs pursuant to which it is entitled to receive fees for the services it performs as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

Fees Waived

        During the year ended December 31, 2013, the collateral manager waived CLO management fees totaling $19.7 million for all CLOs, except for CLO 2005-1 and CLO 2012-1, and for partial periods for CLO 2007-1 and CLO 2007-A. During the year ended December 31, 2012, the collateral manager waived CLO management fees totaling $32.2 million for all CLOs, except for CLO 2005-1 and CLO 2012-1. During the year ended December 31, 2011, the collateral manager waived CLO management fees totaling $34.0 million for all CLOs, except for CLO 2005-1.

Fees Charged and Fee Credits

        The Company recorded management fees expense for CLO 2005-1, CLO 2007-1, CLO 2007-A and CLO 2012-1 during the year ended December 31, 2013. The Company recorded management fees expense for CLO 2005-1 and CLO 2012-1 during the year ended December 31, 2012 and for CLO 2005-1 during the year ended December 31, 2011.

        During the year ended December 31, 2013, the Manager agreed to credit the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the monthly base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of three CLOs (with the

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS (Continued)

remaining subordinated notes held by third parties), the Company received a Fee Credit equal only to the Company's pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO's subordinated notes.

        The table below summarizes the aggregate CLO management fees, including the Fee Credits, for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Charged and retained CLO management fees(1)	$7,240	$4,237	$5,289
CLO management fees credit	10,042	—	—

Total CLO management fees	$17,282	$4,237	$5,289

(1)
Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

        Subordinated note holders in CLOs have the first risk of loss and conversely, the residual value upside of the transactions. When CLO management fees are paid by a CLO, the residual economic interests in the CLO transaction are reduced by an amount commensurate with the CLO management fees paid. The Company records any residual proceeds due to subordinated note holders as interest expense on the consolidated statements of operations. Accordingly, the increase in CLO management fees is directly offset by a decrease in interest expense.

Incentive Fees

        For the year ended December 31, 2013, the Manager earned $22.7 million of incentive fees. As of December 31, 2013, the Company had no incentive fee payable to the Manager. Incentive fees of $37.6 million and $34.2 million were earned by the Manager during the years ended December 31, 2012 and 2011, respectively.

Manager Share-Based Compensation

        The Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $3.5 million, $2.3 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Refer to Note 11 to these consolidated financial statements for further discussion on share-based compensation.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS (Continued)

Reimbursable General and Administrative Expenses

        Certain general and administrative expenses are incurred by the Company's Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager of $9.8 million, $10.2 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the consolidated statements of operations.

Affiliated Investments

        The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of December 31, 2013, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 27% of the total investment portfolio, and consisted of 28 issuers. The total $2.1 billion in affiliated investments was comprised of $1.9 billion of corporate loans, $52.8 million of corporate debt securities and $84.5 million of equity investments, at estimated fair value. As of December 31, 2012, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 29% of the total investment portfolio, and consisted of 32 issuers. The total $2.1 billion in affiliated investments was comprised of $2.0 billion of corporate loans, $39.3 million of corporate debt securities and $73.8 million of equity investments, at estimated fair value.

        In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of December 31, 2013 and 2012, the aggregate cost amount of these interests in joint ventures and partnerships totaled $400.3 million and $137.6 million, respectively.

NOTE 13. INCOME TAXES

        The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership, and not as an association or publicly traded partnership taxable as a corporation. As such, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes.

        The Company owns both REIT and domestic taxable corporate subsidiaries. The Company's REIT subsidiaries are not expected to incur federal tax expense but are subject to limited state income tax expense related to the 2013 tax year. The domestic taxable corporate subsidiaries taxed as regular corporations under the Code are expected to incur federal and state tax expense related to the 2013 tax

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES (Continued)

year. The income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 consisted of the following components (amounts in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Current:
Federal income tax	$2,988	$3,514	$1,267
State income tax	480	759	629

Total	3,468	4,273	1,896

Deferred:
Federal income tax	(3,001)	(6,221)	4,709
State income tax	—	(1,519)	1,406

Total	(3,001)	(7,740)	6,115

Total income tax expense (benefit)	$467	$(3,467)	$8,011

        The tax provision for domestic taxable corporate subsidiaries taxed as regular corporations was based on a combined federal and state income tax rate of 41.50% at December 31, 2013, 39.55% at December 31, 2012 and 41.02% at December 31, 2011. The tax rate is equivalent to the combined federal statutory income tax rate and the state statutory income tax rate, net of federal benefit.

        The following table presents a reconciliation of income before taxes at the statutory rate to the effective tax expense (benefit) for each of the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Income before taxes at statutory rate	$102,794	$120,667	$114,129
Income passed through to shareholders	(93,260)	(118,983)	(104,137)
REIT income not subject to tax	(9,141)	(4,681)	(2,867)
State and local income taxes, net of federal benefit	(464)	(414)	705
Withholding taxes	172	72	138
Other	366	(128)	43

Effective tax expense (benefit)	$467	$(3,467)	$8,011

        Deferred tax assets are recognized if, in management's judgment, their realizability is determined to be more likely than not. If a deferred tax asset is determined to be unrealizable, a valuation

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES (Continued)

allowance is established. The significant components of deferred tax assets and liabilities are reflected in the following table as of December 31, 2013 and 2012 (amounts in thousands):

	As of December 31, 2013	As of December 31, 2012
Deferred tax assets:
Unrealized losses from investments in domestic corporate subsidiaries	$4,329	$1,328

Total deferred tax assets	4,329	1,328
Deferred tax liabilities:
Total deferred tax liabilities	—	—

Net deferred tax assets	$4,329	$1,328

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

        The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company's financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of December 31, 2013 (amounts in thousands):

			Fair Value Hierarchy
	As of December 31, 2013
			Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Unobservable Inputs (Level 3)
	Carrying Amount	Estimated Fair Value		Significant Other Observable Inputs (Level 2)
Assets:
Cash, restricted cash, and cash equivalents	$507,552	$507,552	$507,552	$—	$—
Corporate loans, net of allowance for loan losses of $224,999 as of December 31, 2013(1)	5,949,492	6,051,641	—	5,691,988	359,653
Corporate loans held for sale(1)	279,748	281,278	—	267,169	14,109
Private equity investments, at cost(2)	405	4,496	—	—	4,496
Other assets	5,763	5,513	—	5,513	—
Liabilities:
Collateralized loan obligation secured debt	$5,249,383	$5,179,207	$—	$—	$5,179,207
Credit facilities	125,289	125,289	—	—	125,289
Senior notes	362,276	393,772	393,772	—	—
Junior subordinated notes	283,517	247,416	—	—	247,416

(1)
Corporate loans held for investment are carried at amortized cost net of allowance for loan losses, while corporate loans held for sale are carried at the lower of cost or estimated fair value. Refer to "Fair Value Measurements" for a table presenting the corporate loans which are measured at fair value on a non-recurring basis.

(2)
Included within other assets on the consolidated balance sheets.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company's financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of December 31, 2012 (amounts in thousands):

			Fair Value Hierarchy
	As of December 31, 2012
			Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Unobservable Inputs (Level 3)
	Carrying Amount	Estimated Fair Value		Significant Other Observable Inputs (Level 2)
Assets:
Cash, restricted cash, and cash equivalents	$1,134,002	$1,134,002	$1,134,002	$—	$—
Corporate loans, net of allowance for loan losses of $223,472 as of December 31, 2012(1)	5,783,689	5,831,218	—	5,203,763	627,455
Corporate loans held for sale(1)	128,289	195,078	—	151,327	43,751
Private equity investments, at cost(2)	405	1,635	—	—	1,635
Other assets	17,148	16,777	—	16,439	338
Liabilities:
Collateralized loan obligation secured debt	$5,122,338	$5,020,115	$—	$—	$5,020,115
Collateralized loan obligation junior secured notes to affiliates	296,557	290,948	—	—	290,948
Credit facilities	107,789	107,789	—	—	107,789
Convertible senior notes	166,028	268,238	—	268,238	—
Senior notes	362,178	412,126	412,126	—	—
Junior subordinated notes	283,517	134,351	—	—	134,351

(1)
Corporate loans held for investment are carried at amortized cost net of allowance for loan losses, while corporate loans held for sale are carried at the lower of cost or estimated fair value. Refer to "Fair Value Measurements" for a table presenting the corporate loans which are measured at fair value on a non-recurring basis.

(2)
Included within other assets on the consolidated balance sheets.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements

        The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Assets:
Securities:
Securities available-for-sale	$—	$326,940	$23,401	$350,341
Other securities, at estimated fair value	—	39,437	107,530	146,967
Residential mortgage-backed securities	—	—	76,004	76,004

Total securities	—	366,377	206,935	573,312
Corporate loans, at estimated fair value	—	84,680	152,800	237,480
Equity investments, at estimated fair value	39,515	3,638	138,059	181,212
Interests in joint ventures and partnerships	14,836	—	415,247	430,083
Derivatives:
Interest rate swaps	—	3,290	—	3,290
Commodity swaps	—	5,408	—	5,408
Foreign exchange forward contracts	—	4,846	—	4,846
Foreign exchange options	—	—	8,941	8,941
Common stock warrants	—	945	—	945
Options	—	—	6,794	6,794

Total derivatives	—	14,489	15,735	30,224

Total	$54,351	$469,184	$928,776	$1,452,311

Liabilities:
Derivatives:
Interest rate swaps	—	45,368	—	45,368
Commodity swaps	—	3,915	—	3,915
Credit default swaps—protection purchased	—	2,019	—	2,019
Foreign exchange forward contracts	—	30,104	—	30,104
Total rate of return swaps	—	229	—	229

Total derivatives	—	81,635	—	81,635

Total	$—	$81,635	$—	$81,635

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents information about the Company's assets measured at fair value on a non-recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Corporate loans held for sale(1)	$—	$90,485	$5,568	$96,053

Total	$—	$90,485	$5,568	$96,053

(1)
As of December 31, 2013, total loans held for sale had a carrying value of $279.7 million of which $96.1 million was carried at estimated fair value and the remaining $183.6 million carried at amortized cost.

        Whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable, the Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. For the year ended December 31, 2013, the Company recorded impairment charges totaling $10.4 million to write down certain of its oil and natural gas properties with a carrying amount of $16.1 million to an estimated fair value of $5.7 million.

        There were no transfers between Level 1 or 2 for the Company's financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets:
Securities:
Corporate debt securities	$—	$370,072	$42,221	$412,293
Other securities, at estimated fair value	—	34,476	2,909	37,385
Residential mortgage-backed securities	—	—	83,842	83,842

Total securities	—	404,548	128,972	533,520
Corporate loans, at estimated fair value	—	19,738	16,141	35,879
Equity investments, at estimated fair value	23,790	40,085	97,746	161,621
Interests in joint ventures and partnerships	—	—	142,477	142,477
Derivatives:
Commodity swaps	—	8,557	—	8,557
Credit default swaps—protection sold	—	19	—	19
Credit default swaps—protection purchased	—	136	—	136
Foreign exchange forward contracts	—	2,615	—	2,615
Foreign exchange options	—	—	8,562	8,562
Common stock warrants	1,744	—	1,574	3,318

Total derivatives	1,744	11,327	10,136	23,207
Other assets	—	319	—	319

Total	$25,534	$476,017	$395,472	$897,023

Liabilities:
Securities sold, not yet purchased	$1,158	$—	$—	$1,158
Derivatives:
Interest rate swaps	—	90,618	—	90,618
Commodity swaps	—	1,501	—	1,501
Credit default swaps—protection purchased	—	1,276	—	1,276
Foreign exchange forward contracts	—	23,590	—	23,590
Foreign exchange options	—	—	285	285

Total derivatives	—	116,985	285	117,270

Total	$1,158	$116,985	$285	$118,428

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

        There were no transfers between Level 1 or 2 for the Company's financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2012.

Level 3 Fair Value Rollforward

        The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the year ended December 31, 2013 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Common Stock Warrants	Options
Beginning balance as of January 1, 2013	$42,221	$2,909	$83,842	$16,141	$97,746	$142,477	$8,277	$1,574	$—
Total gains or losses (for the period):
Included in earnings(1)	1,729	3,485	7,711	8,996	10,555	21,926	664	167	211
Included in other comprehensive loss	(1,808)	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	(945)	—
Purchases	4,613	103,616	—	123,409	30,113	299,039	—	—	8,787
Sales	—	—	—	—	(198)	—	—	—	—
Settlements	(23,354)	(2,480)	(15,549)	4,254	(157)	(48,195)	—	(796)	(2,204)

Ending balance as of December 31, 2013	$23,401	$107,530	$76,004	$152,800	$138,059	$415,247	$8,941	$—	$6,794

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$74	$3,485	$21,796	$8,700	$10,854	$21,926	$954	$—	$211

(1)
Amounts are included in net realized and unrealized gain on investments or net realized and unrealized loss on derivatives and foreign exchange in the consolidated statements of operations.

(2)
There were no transfers into Level 3. Common stock warrants were transferred out of Level 3 to Level 2 because observable market data became available. The Company's policy is to recognize transfers into and out of Level 3 at the end of the reporting period.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the year ended December 31, 2012 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Interest in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Common Stock Warrants	Total Rate of Return Swaps	Other Assets
Beginning balance as of January 1, 2012	$67,233	$2,778	$86,479	$—	$150,962	$—	$13,394	$1,266	$152	$567
Total gains or losses (for the period):
Included in earnings(1)	1,171	131	6,306	429	1,708	4,391	(5,117)	308	141	342
Included in other comprehensive loss	12,202	—	—	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	34,230	—	—	—	—
Transfers out of Level 3(2)	(2,721)	—	—	—	(34,230)	—	—	—	—	—
Purchases	—	—	—	15,056	18,060	104,728	—	—	—	—
Sales	(24,660)	—	—	—	(4,365)	—	—	—	—	(706)
Settlements	(11,004)	—	(8,943)	656	(34,389)	(872)	—	—	(293)	(203)

Ending balance as of December 31, 2012	$42,221	$2,909	$83,842	$16,141	$97,746	$142,477	$8,277	$1,574	$—	$—

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$506	$131	$28,543	$429	$14,579	$4,391	$(5,117)	$308	$—	$—

(1)
Amounts are included in net realized and unrealized gain on investments or net realized and unrealized loss on derivatives and foreign exchange in the consolidated statements of operations.

(2)
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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

        The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2013 (dollar amounts in thousands):

	Balance as of December 31, 2013	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Securities available-for-sale:	$23,401	Yield Analysis	Yield	10%	6% - 12%	Decrease
Corporate debt securities			Net leverage	12x	11x - 12x	Decrease
			EBITDA multiple	8x	8x - 9x	Increase
		Broker quotes	Offered quotes	105	104 - 105	Increase
Other securities, at estimated fair value	$107,530	Yield Analysis	Yield	12%	7% - 17%	Decrease
			EBITDA multiple	8x	7x - 8x	Increase
			Illiquidity discount	3%	3%	Decrease
			Net leverage	1x	1x - 2x	Decrease
		Broker quotes	Offered quotes	102	101 - 102	Increase
Residential mortgage-backed securities	$76,004	Discounted cash flows	Probability of default	7%	0% - 21%	Decrease
			Loss severity	28%	16% - 77%	Decrease
			Constant prepayment rate	15%	3% - 35%	(5)
Corporate loans, at estimated fair value	$152,800	Yield Analysis	Yield	16%	14% - 23%	Decrease
			Net leverage	7x	4x - 12x	Decrease
			EBITDA multiple	8x	6x - 11x	Increase
Equity investments, at estimated fair value(6)	$138,059	Inputs to both	Weight ascribed to market	50%	33% - 100%	(7)
		market	comparables
		comparables and	Weight ascribed to	59%	50% - 100%	(8)
		discounted cash	discounted cash flows
		flow
		Market comparables	LTM EBITDA multiple	12x	6x - 16x	Increase
			Forward EBITDA multiple	12x	10x - 14x	Increase
		Discounted cash flows	Weighted average cost of capital	11%	8% - 14%	Decrease
			LTM EBITDA exit multiple	10x	4x - 11x	Increase
Interests in joint ventures and partnerships	$415,247	Inputs to both	Weight ascribed to market	50%	50% - 100%	(7)
		market	comparables
		comparables and	Weight ascribed to	50%	50% - 100%	(8)
		discounted cash	discounted cash flows
		flow
		Market	Current capitalization rate	7%	6% - 9%	Decrease
		comparables	LTM EBITDA	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	8% - 24%	Decrease

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Balance as of December 31, 2013	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Foreign exchange options	$8,941	Option pricing model	Forward and spot rates	1	0 - 1	(9)
Options	$6,794	Inputs to both	Weight ascribed to market	50%	50%	(7)
		market	comparables
		comparables and	Weight ascribed to	50%	50%	(8)
		discounted cash	discounted cash flows
		flow
		Market comparables	LTM EBITDA	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	12%	Decrease
			LTM EBITDA exit multiple	10x	9x - 10x	Increase

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

(2)
The significant unobservable inputs used in the fair value measurement of the Company's assets and liabilities may include the last twelve months ("LTM") EBITDA multiple, weighted average cost of capital, net leverage, probability of default, loss severity and constant prepayment rate. In determining certain of these inputs, management evaluates a variety of factors including economic, industry and market trends and developments; market valuations of comparable companies; and company specific developments including potential exit strategies and realization opportunities. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement.

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company takes a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations.

(7)
The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach.

(8)
The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level III investments if the discounted cash flow approach results in a higher valuation than the market comparables approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach.

(9)
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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2012 (dollar amounts in thousands):

	Balance as of December 31, 2012	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Securities available-for-sale:	$42,221	Yield Analysis	Yield	16%	11% - 46%	Decrease
Corporate debt securities			Discount margin	1450bps	1100bps - 4550bps	Decrease
			Net leverage	6x	3x - 13x	Decrease
			Illiquidity discount	3%	3%	Decrease
			EBITDA multiple	7x	6x - 8x	Increase
		Broker quotes	Offered quotes	88	69 - 105	Increase
Other securities, at estimated fair value	$2,909	Yield Analysis	Yield	10%	10%	Decrease
Residential mortgage-backed securities	$83,842	Discounted cash flows	Probability of default	6%	0% - 21%	Decrease
			Loss severity	30%	18% - 80%	Decrease
			Constant prepayment rate	13%	1% - 35%	(5)
Corporate loans, at estimated fair value	$16,141	Yield Analysis	Illiquidity discount	15%	15%	Decrease
			Net leverage	9x	8x - 9x	Decrease
			EBITDA multiple	10x	9x - 10x	Increase
		Broker quotes	Offered quotes	39	8 - 40	Increase
Equity investments, at estimated fair value(6)	$97,746	Inputs to both	Weight ascribed to market	43%	25% - 50%	(7)
		market comparables	comparables
		and discounted	Weight ascribed to	57%	50% - 75%	(8)
		cash flows	discounted cash flows
		Market comparables	LTM EBITDA multiple	10x	7x - 12x	Increase
			Forward EBITDA multiple	10x	6x - 12x	Increase
		Discounted cash flows	Weighted average cost of capital	10%	6% - 16%	Decrease
			LTM EBITDA exit multiple	9x	7x - 12x	Increase
Interests in joint ventures and partnerships	$142,477	Discounted cash flows	Illiquidity discount	10%	10% - 15%	Decrease
			Weighted average cost of capital	18%	13% - 30%	Decrease
Foreign exchange options	$8,562	Option pricing model	Forward and spot rates	1	0 - 2	(9)
Common stock warrants	$1,574	Inputs to both	Weight ascribed to market	50%	50%	(7)
		market comparables	comparables
		and discounted	Weight ascribed to	50%	50%	(8)
		cash flows	discounted cash flows
		Market comparables	LTM EBITDA multiple	7x	7x	Increase
			Forward EBITDA multiple	7x	7x	Increase
			Illiquidity discount	15%	15%	Decrease

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Balance as of December 31, 2012	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
		Discounted cash flows	Weighted average cost of capital	12%	12%	Decrease
			LTM EBITDA exit multiple	7x	7x	Increase
Liabilities:
Foreign exchange options	$285	Option pricing model	Forward and spot rates	0.02	0.02	(9)

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company takes a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations.

(7)
The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach.

(8)
The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level III investments if the discounted cash flow approach results in a higher valuation than the market comparables approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach.

(9)
The directional change from an increase in forward and spot rates varies and is dependent on the specific option.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SEGMENT REPORTING

        Operating segments are defined as components of a company that engage in business activities that may earn revenues and incur expenses for which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through the following reportable segments: credit ("Credit"), natural resources ("Natural Resources") and other segments ("Other").

        The Company's reportable segments are differentiated primarily by their investment focuses. The Credit segment consists primarily of below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, private and public equity investments, and distressed and stressed debt securities. The Natural Resources segment consists of non-operated working and overriding royalty interests in oil and natural gas properties. The Other segment includes all other portfolio holdings, consisting solely of commercial real estate. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company.

        The Company evaluates the performance of its reportable segments based on several net income components. Net income includes (i) revenues, (ii) related investment costs and expenses, (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors' expenses and share-based compensation expense are not allocated to individual segments in the Company's assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

        The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Credit			Natural Resources			Other			Reconciling Items(1)			Total Consolidated
For the years ended December 31	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011	2013	2012	2011
Total revenues	$425,209	$490,861	$511,392	$119,178	$64,535	$30,629	$1,519	$77	$—	$—	$—	$—	$545,906	$555,473	$542,021
Total investment costs and expenses	218,600	257,269	196,415	86,174	60,668	18,747	931	438	—	—	—	—	305,705	318,375	215,162
Total other income (loss)	171,006	199,723	87,235	(13,642)	1,881	7,948	13,576	4,663	—	(20,015)	(445)	(1,736)	150,925	205,822	93,447
Total other expenses	60,870	48,640	46,371	4,835	5,111	3,823	606	217	—	31,118	44,189	44,029	97,429	98,157	94,223
Income tax expense (benefit)	450	(3,468)	7,941	—	—	70	17	1	—	—	—	—	467	(3,467)	8,011

Net income (loss)	$316,295	$388,143	$347,900	$14,527	$637	$15,937	$13,541	$4,084	$—	$(51,133)	$(44,634)	$(45,765)	$293,230	$348,230	$318,072

(1)
Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of $20.0 million, $0.4 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively and (ii) other expenses comprised of incentive fees of $22.7 million, $37.6 million and $34.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The remaining reconciling items include insurance expenses, directors' expenses and share-based compensation expense.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SEGMENT REPORTING (Continued)

        The following table shows total assets of reportable segments reconciled to amounts reflected in the consolidated financial statements as of December 31, 2013 and 2012 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
As of December 31	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total assets	$8,020,353	$7,904,116	$505,029	$399,225	$190,946	$53,742	$870	$1,796	$8,717,198	$8,358,879

NOTE 16. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

        The following is a presentation of the quarterly results of operations for the years ended December 31, 2013 and 2012:

	2013
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$139,510	$128,702	$137,244	$140,450
Total investment costs and expenses	81,586	77,877	65,193	81,049
Total other income	33,244	6,226	37,235	74,220
Total other expenses	22,259	17,147	23,196	34,827

Income before income taxes	68,909	39,904	86,090	98,794
Income tax expense (benefit)	33	18	(42)	458

Net income	$68,876	$39,886	$86,132	$98,336

Preferred share distributions	6,891	6,891	6,891	6,738

Net income available to common shareholders	$61,985	$32,995	$79,241	$91,598

Net income per common share:
Basic(1)	$0.30	$0.16	$0.39	$0.46
Diluted(1)	$0.30	$0.16	$0.39	$0.46
Weighted average number of common shares outstanding:
Basic	204,154	204,134	204,108	197,153
Diluted	204,154	204,134	204,108	197,153

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED) (Continued)

	2012
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$133,655	$143,334	$140,550	$137,934
Total investment costs and expenses	72,568	70,900	67,115	107,792
Total other income	37,398	73,043	16,543	78,838
Total other expenses	21,391	33,196	18,570	25,000

Income before income taxes	77,094	112,281	71,408	83,980
Income tax expense (benefit)	81	317	203	(4,068)

Net income	$77,013	$111,964	$71,205	$88,048

Net income per common share:
Basic(1)	$0.43	$0.63	$0.40	$0.49
Diluted(1)(2)	$0.40	$0.61	$0.39	$0.48
Weighted average number of common shares outstanding:
Basic	177,906	177,862	177,809	177,775
Diluted	202,371	183,431	181,642	182,247

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

(2)
The fourth quarter of 2012 diluted EPS includes the impact of the convertible senior notes settled in common shares using the if-converted method (refer to Notes 3 and 7 to these consolidated financial statements).

NOTE 17. SUBSEQUENT EVENTS

        On February 25, 2014, Modular Space Corporation paid off at par its outstanding second lien term loan facility. As of December 31, 2013, Modular Space Corporation was a top three holding in the Company's corporate loan portfolio and totaled an aggregate amortized cost of $313.8 million, all of which was classified as high risk within the Company's internally assigned risk grades for purposes of determining the unallocated component of its allowance for loan losses. Following this pay off, the Company held approximately $26.8 million amortized cost of corporate loans in Modular Space Corporation.

        On January 30, 2014, the Company's board of directors declared a cash distribution for the quarter ended December 31, 2013 on its common shares of $0.22 per common share. The distribution was paid on February 27, 2014 to common shareholders of record as of the close of business on February 13, 2014.

        On December 24, 2013, the Company's board of directors declared a cash distribution of $0.460938 per share on its Series A LLC Preferred Shares. The distribution was paid on January 15, 2014 to preferred shareholders as of the close of business on January 8, 2014.

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

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

        Costs incurred in oil and natural gas property acquisition, exploration and development, whether capitalized or expensed, are presented below (amounts in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Property acquisitions costs:(1)
Proved(2)	$—	$164,557	$111,232
Unproved	32,726	2,658	—
Exploration costs	79	—	97
Development costs	131,488	13,074	1,672

Total costs incurred	$164,293	$180,289	$113,001

(1)
See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations for details about the Company's acquisitions.

(2)
Includes approximately $55.0 million of costs incurred for the purchase of overriding royalty interests in the Eagle Ford Shale in 2011.

Oil and Natural Gas Capitalized Costs

        Aggregate capitalized costs related to oil, natural gas and natural gas liquid ("NGL") production activities with applicable accumulated depreciation, depletion and amortization ("DD&A") are presented below (amounts in thousands):

	December 31, 2013	December 31, 2012
Proved oil and natural gas properties (successful efforts method)	$451,909	$315,446
Unproved oil and natural gas properties	16,913	2,596
Less: Accumulated depreciation, depletion and amortization	(68,453)	(28,113)

Net capitalized costs	$400,369	$289,929

Results of Oil and Natural Gas Producing Activities

        The results of operations for oil, natural gas and NGL producing activities (excluding corporate overhead and interest costs) are presented below (amounts in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Revenues and other:
Oil, natural gas and natural gas liquid sales	$114,392	$61,329	$29,135
Other(1)	4,786	3,206	1,494
Production costs:
Lease operating expenses	16,546	14,562	4,415
Workover expense	2,899	3,335	941
Transportation and marketing expenses	10,054	7,477	985
Severance and ad valorem taxes	6,315	3,606	1,425
Other costs:
Exploration	—	—	97
Depreciation, depletion and amortization	44,061	21,931	8,015
Impairment of long-lived assets	10,407	3,308	—
Margin tax expense	—	—	70
General, administrative and other expenses	2,780	6,242	4,304

Results of Operations	$26,116	$4,074	$10,377

(1)
Excludes unrealized gains or losses on the mark-to-market of commodity derivative contracts.

        There is no federal tax provision included in the results above because the Company's subsidiaries subject to federal tax do not own any of the Company's oil and natural gas interests.

Proved Oil, Natural Gas and Natural Gas Liquid Reserves

        The proved reserves of oil, natural gas and NGL of the Company have been prepared by the managers of the Company's oil and gas properties, and aggregated by the Company. In accordance with SEC regulations, reserves at December 31, 2013, 2012 and 2011, were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. An analysis of the change in estimated quantities of oil, natural gas and NGL, all of which are located within the United States, is shown below.

        The proved reserves of oil, natural gas, and NGL of the Company shown below (and information for the Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves) does not include certain overriding royalty interests in the Eagle Ford Shale purchased in 2011 since this information is unavailable to the Company. In relation to these overriding royalty interests, the Company's share of oil, natural gas, and NGL produced in 2013 was 235.0 MBbls,

540.6 MMcf and 82.3 MBbls; in 2012 was 182.7 MBbls, 603.6 MMcf and 60.8 MBbls; and in 2011 was 97.4 MBbls, 224.3 MMcf and 25.1 MBbls.

	Year Ended December 31, 2013
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	94.8	2.3	6.7	148.8
Revisions of previous estimates	5.8	0.1	—	6.4
Purchase of minerals in place	1.2	2.9	0.1	19.2
Extensions, discoveries and other additions	10.6	1.6	0.6	23.8
Production	(8.8)	(0.4)	(0.5)	(14.2)
End of year	103.6	6.5	6.9	184.0
Proved developed reserves:
Beginning of year	75.8	0.6	5.0	109.4
End of year	77.0	2.3	4.8	119.6
Proved undeveloped reserves:
Beginning of year	19.0	1.7	1.7	39.4
End of year	26.6	4.2	2.1	64.4

	Year Ended December 31, 2012
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	44.4	0.2	4.6	73.2
Revisions of previous estimates	(12.1)	—	(0.9)	(17.5)
Purchase of minerals in place	67.9	0.6	2.9	88.9
Extensions, discoveries and other additions	2.8	1.6	0.3	14.2
Production	(8.2)	(0.1)	(0.2)	(10.0)
End of year	94.8	2.3	6.7	148.8
Proved developed reserves:
Beginning of year	33.0	0.1	3.3	53.4
End of year	75.8	0.6	5.0	109.4
Proved undeveloped reserves:
Beginning of year	11.4	0.1	1.3	19.8
End of year	19.0	1.7	1.7	39.4

	Year Ended December 31, 2011
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	14.4	0.1	1.2	22.2
Revisions of previous estimates	1.7	—	0.6	5.3
Purchase of minerals in place	30.2	0.1	3.0	48.8
Extensions, discoveries and other additions	0.5	—	—	0.5
Production	(2.4)	—	(0.2)	(3.6)
End of year	44.4	0.2	4.6	73.2
Proved developed reserves:
Beginning of year	14.0	0.1	1.2	21.8
End of year	33.0	0.1	3.3	53.4
Proved undeveloped reserves:
Beginning of year	0.4	—	—	0.4
End of year	11.4	0.1	1.3	19.8

        The tables above include changes in estimated quantities of oil and NGL reserves shown in Mcf equivalents at a rate of one barrel per six Mcf.

        Proved reserves increased by approximately 35.2 Bcfe to approximately 184.0 Bcfe for the year ended December 31, 2013 from 148.8 Bcfe for the year ended December 31, 2012. The year ended December 31, 2013 includes 6.4 Bcfe in positive revisions of previous estimates due primarily to pricing and asset performance. One purchase transaction during the year ended December 31, 2013 increased proved reserves by approximately 19.2 Bcfe. In addition, extensions and discoveries, primarily from certain productive wells drilled during the year, contributed approximately 23.8 Bcfe to the increase in proved reserves.

        Proved reserves increased by approximately 75.6 Bcfe to approximately 148.8 Bcfe for the year ended December 31, 2012, from 73.2 Bcfe for the year ended December 31, 2011. The year ended December 31, 2012 includes 17.5 Bcfe in negative revisions of previous estimates due primarily to pricing and asset performance. Multiple acquisitions during the year ended December 31, 2012 increased proved reserves by approximately 88.9 Bcfe. In addition, extensions and discoveries, primarily from certain productive wells drilled during the year, contributed approximately 12.9 Bcfe to the increase in proved reserves.

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

(amounts in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
Future estimated revenues	$1,120,561	$613,781	$346,384
Future estimated production costs	(368,675)	(209,312)	(107,256)
Future estimated development costs	(219,228)	(138,158)	(39,909)

Future net cash flows	532,658	266,311	199,219
10% annual discount for estimated timing of cash flows	(232,282)	(130,588)	(91,535)

Standardized measure of discounted future net cash flows	$300,376	$135,723	$107,684

        In accordance with SEC regulations, reserves at December 31, 2013, 2012 and 2011 were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. The prices utilized in calculating our total estimated proved reserves at December 31, 2013, 2012 and 2011 were $96.91 per Bbl of oil and $3.67 per MMBtu of natural gas; $91.21 per Bbl of oil and $2.76 per MMBtu of natural gas; and $92.71 per Bbl of oil and $4.12 per MMBtu of natural gas, respectively. The price used to estimate reserves is held constant over the life of the reserves.

        The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows (amounts in thousands):

	December 31, 2013	December 31, 2012	December 31, 2011
Standardized measure at beginning of period	$135,723	$107,684	$34,641
Sales and transfers of oil, natural gas and natural gas liquid produced during the period	(54,597)	(16,274)	(13,032)
Net change in sales and transfer prices and production costs related to future production	4,089	(43,603)	3,887
Net change in future development costs	(6,821)	(2,104)	(1,870)
Purchase of minerals in place flows	74,242	81,845	71,059
Extensions, discoveries and improved recovery	96,477	25,290	110
Previously estimated development costs incurred during the period	34,523	—	433
Net change due to revisions in quantity estimates	6,366	(26,209)	7,686
Accretion of discount	13,572	10,768	3,464
Changes in timing and other	(3,198)	(1,674)	1,306

Standardized measure of discounted future net cash flows	$300,376	$135,723	$107,684