Form 10-K/A
period 2013-12-31
KKR Financial Holdings LLC
filed 2014-04-23
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the registrant’s common shares outstanding as of April 17, 2014 was 204,824,159.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

KKR Financial Holdings LLC and its subsidiaries (the “Company,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K” or “our Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2014, to include the information required by Items 10 through 14 of Part III of the Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment because a definitive proxy statement containing such information will not be filed by April 30, 2014. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K and the exhibit index set forth in Part IV of the Form 10-K. The cover page of the Form 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Form 10-K. This Amendment does not reflect events occurring after the date of the filing of our Form 10-K, nor does it amend, modify or otherwise update any other information in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following tables set forth information about our directors and executive officers as of April 17, 2014.

DIRECTORS

Name	Age	Biography
Paul M. Hazen	73

Paul Hazen has been a member of the Board of Directors since July 2004. Mr. Hazen was with Wells Fargo Bank for 31 years, retiring in 2001. With Wells Fargo, he served as Vice Chairman from 1978 to 1984, President and COO from 1984 to 1995, Chairman and President and CEO from 1995 to 1998 and Chairman from 1998 to 2001.

Mr. Hazen also brings considerable directorial and board committee experience to the Board. Mr. Hazen is a director of Safeway. From May 2000 to May 2010, he served as a director of Xstrata AG, listed on the London stock exchange, where Mr. Hazen served on the Remuneration Committee. Mr. Hazen is also Chairman of Accel-KKR. From June 1999 to July 2006, Mr. Hazen served as Deputy Chairman and Lead Independent Director of Vodafone Group PLC, where he also served as Chair of the Audit Committee. From January 2001 to June 2005, Mr. Hazen served as a director of Willis Group Holdings plc, a global insurance broker, and also served on the Audit Committee. In 2001, Mr. Hazen was selected as Outstanding Director of the Year by the Outstanding Directors Exchange (ODX).

Mr. Hazen holds a B.S. in Finance from the University of Arizona and an MBA from the University of California at Berkeley. Among many qualifications, Mr. Hazen’s extensive business and management experience within financial services, including through his tenure as Chairman and CEO of Wells Fargo, are of incredible value to the Board.

Name	Age	Biography
Craig J. Farr	42

Mr. Farr has served as a member of our Board of Directors and has been our President and Chief Executive Officer since July 2013. Mr. Farr joined KKR in 2006 and serves as Head of KAM, which wholly owns our Manager. Mr. Farr also serves as the Global Head of KKR’s Capital Markets and origination business, having driven the build-out of its structuring, capital markets advisory, distribution and credit origination resources. Mr. Farr is a member of KKR’s Risk Committee. Prior to joining KKR, Mr. Farr spent 12 years at Citigroup Global Markets Inc. where he was promoted to Managing Director in 2001 and served as Co-Head of North American Equity Capital Markets. Mr. Farr’s previous responsibilities included Head of U.S. Convertible and Corporate Equity Derivative Origination. Mr. Farr began his career at Salomon Brothers in the investment banking division. Mr. Farr graduated with a Bachelor of Commerce from Queen’s University in Kingston, Canada. Mr. Farr brings over 20 years of experience within the finance industry as well as a demonstrated track record of leadership and growth creation across multiple businesses to the Company as our Chief Executive Officer and to our Board as a director.

Tracy L. Collins	51

Ms. Collins has been a director since August 2006. During her career in financial services, Ms. Collins worked as a Senior Managing Director and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. from March 1996 through December 2000 and prior to that as a Managing Director and Head of Asset-Backed Securities Research at Credit Suisse Group (formerly known as Credit Suisse First Boston) for approximately nine years. Ms. Collins’ strong knowledge of structured finance products and general business background are significant assets to the Board.

Robert L. Edwards	58

Mr. Edwards has served as a member of our Board of Directors since November 2011.  He became Chief Executive Officer of Safeway Inc. in May 2013, and has been President of Safeway since April 2012. Prior to his roles as Chief Executive Officer and President, he was Chief Financial Officer and Executive Vice President, respectively, of Safeway since March 2004. He was Executive Vice President and Chief Financial Officer of Maxtor Corporation from September 2003 to March 2004. Prior to joining Maxtor, Mr. Edwards was Senior Vice President, Chief Financial Officer and Chief Administrative Officer at Imation Corporation, a developer, manufacturer and supplier of magnetic and optical data storage media, from 1998 to 2003. Before joining Imation, Mr. Edwards had a successful 20-year career at Santa Fe Pacific Corporation, and held positions of increasing responsibility in the areas of finance, administration and corporate development. Mr. Edwards currently serves on the board of directors of Blackhawk Network Holdings, Inc. and he formerly served on the board of directors of Flextronics Ltd. Mr. Edwards brings extensive public company accounting, finance and management experience to our Board.

Vincent Paul Finigan	67

Mr. Finigan has been a director since February 2006. He is currently Of Counsel with the law firm of Snyder Miller & Orton LLP. He was a partner at the law firm of Morgan, Lewis & Bockius LLP from 2003 to 2007 and was with the law firm of Brobeck, Phleger & Harrison LLP from 1972 to 2003. With over thirty-nine years of experience in the legal field representing a diverse range of companies on complex matters, Mr. Finigan brings important legal expertise, judgment and perspective to the Board.

Name	Age	Biography
R. Glenn Hubbard	55

Mr. Hubbard has been a director since October 2004. He was named the Dean of Columbia University’s Graduate School of Business in 2004. From 1994 to the present time, Mr. Hubbard has been the Russell L. Carson Professor of Finance and Economics in the Graduate School of Business of Columbia University, where he is a professor of Economics. From February 2001 until March 2003, he took a leave of absence from his teaching post to serve as Chairman of the U.S. Council of Economic Advisers. He was Deputy Assistant Secretary of the U.S. Treasury Department for Tax Policy from 1991 to 1993. Mr. Hubbard is a research associate at the National Bureau of Economic Research, and a visiting scholar at the America Enterprise Institute in Washington, D.C. He is currently a director of ADP, Inc., BlackRock Closed-End Funds and MetLife, Inc. He is also a past Chairman and trustee of the Economic Club of New York and a trustee of the Fifth Avenue Presbyterian Church. He was previously a board member of Capmark Financial, Duke Realty Corporation, Ripplewood Holdings, RH Donnelly and Information Services Group, Inc. Among many qualifications, Mr. Hubbard provides the Board with substantial knowledge and expertise on global macroeconomic conditions, regulatory change and perspective on financial markets. Mr. Hubbard serves as our Lead Independent Director.

Ross J. Kari	55

Mr. Kari has been a director since August 2004. He was the Chief Financial Officer of the Federal Home Loan Mortgage Corporation (Freddie Mac) from September 2009 to November 2013. Until September 2009, he was the Chief Financial Officer of Fifth Third Bancorp. Prior to that he was Executive Vice President and CFO of Safeco Corporation from June 2006 to November 2008 and Executive Vice President and Chief Operating Officer of the Federal Home Loan Bank of San Francisco from March 2002 to June 2006. Mr. Kari was Chief Financial Officer of MyCFO, a wealth management firm, from 2001 to 2002, and prior to that, was employed at Wells Fargo for 18 years, including as Chief Financial Officer from 1998 to 2001. Having served as Chief Financial Officer of various publicly traded financial services companies, Mr. Kari brings valuable finance and accounting expertise as well as extensive experience with financial institutions to his positions as a director and Chair of our Audit Committee.

Ely L. Licht	66

Mr. Licht has been a director since April 2005. From March 2007 to February 2009 he was Executive Vice President and Chairman of Credit Policy for Capmark Financial, and from March 2009 to August 2009 he served as a consultant to Capmark Financial. Prior to joining Capmark Financial, Mr. Licht was in retirement. From January 2002 to December 2002, Mr. Licht was semi-retired, serving as a consultant to Wells Fargo on a part-time basis. Prior to his semi-retirement, Mr. Licht was employed at Wells Fargo for 18 years, including as Chief Credit Officer from November 1998 to December 2001, and Executive Vice President for Credit Administration from February 1990 to November 1998. Mr. Licht’s experience at Wells Fargo as Chief Credit Officer and Chairman of Credit Policy for Capmark Financial is invaluable to the Company in reviewing credit exposures contained within the Company’s business.

Name	Age	Biography
Deborah H. McAneny	55

Ms. McAneny has been a director since April 2005. Ms. McAneny was the Chief Operating Officer of Benchmark Assisted Living, LLC from April 2007 to May 2009. Prior to that she was employed at John Hancock Financial Services for 20 years, including as Executive Vice President for Structured and Alternative Investments of John Hancock Financial Services and as a member of its Policy Committee from 2002 to 2004, Senior Vice President for John Hancock’s Real Estate Investment Group from 2000 to 2002, and as a Vice President of the Real Estate Investment Group from 1997 to 2000. She is currently the lead independent director of HFF, Inc. and serves as the Chairman of its Nominating and Governance Committee and a member of its Audit Committee. She is a director of RREEF Property Trust, Inc. and a member of its Audit Committee. In addition she is a director of RREEF America REIT II, on the Board of Advisory of Benchmark Senior Living, LLC and is a Trustee of the University of Vermont, the Rivers School and is a past President of the Commercial Mortgage Securities Association. Ms. McAneny holds a Masters Professional Director Certification from the American College of Corporate Directors, a national public company director education and credentialing organization. Ms. McAneny brings substantial structured finance knowledge and real estate and financial services company experience to our Board.

Scott C. Nuttall	41

Mr. Nuttall has been a director since July 2004 and is a Member of KKR’s managing partner. Mr. Nuttall joined KKR in 1996 and heads KKR’s Global Capital and Asset Management Group which includes the Client and Partner Group, KKR Capital Markets, KAM and Prisma Capital Partners. He has also played a significant role in several of KKR’s private equity investments. Mr. Nuttall is currently a member of the board of directors of First Data Corporation. He is actively involved in funds affiliated with KKR and is a member of KKR’s Management Committee. Prior to joining KKR, he was with the Blackstone Group where he was involved in numerous merchant banking and merger and acquisition transactions. He received a B.S., summa cum laude, from the University of Pennsylvania. Mr. Nuttall brings substantial financial services and private equity expertise and judgment to our Board.

Scott A. Ryles	55

Mr. Ryles has been a director since November 2008. From January 2011 to September 2012 he was the Chairman and CEO of Home Value Protection, Inc., an insurance holding company and parent of Home Value Insurance, Inc. He was previously Vice Chairman of Cowen and Company from February 2007 to December 2010. Prior to joining Cowen and Company, Mr. Ryles served as the Chief Executive Officer of Procinea Management LLC and was the founder, Chief Executive Officer and President of Epoch Partners, Inc. Mr. Ryles also spent 18 years at Merrill Lynch in various investment banking positions including Co-Head of West Coast Investment Banking, Global Head of Natural Resources, Global Head of Technology and was a member of the firm’s Operating Committee. Mr. Ryles was previously a Director of ArcSight, Inc., Fortify Software, Inc. and The Gymboree Corporation. We have been advised that in 2012, Home Value Insurance, Inc. was dissolved under the direction of the Ohio Superintendent of Insurance, all creditors and plan payments to policyholders were paid in full and all premiums paid by policyholders were refunded. Mr. Ryles brings significant experience in finance, investment banking and management to our Board.

Willy R. Strothotte	69

Mr. Strothotte has been a director since January 2007. Mr. Strothotte is Chairman of Glencore International AG. From 1961 to 1978 Mr. Strothotte held various positions with responsibility for international trading in metals and minerals in Germany, Belgium and the USA. In 1978, Mr. Strothotte joined Glencore International, taking up the position of Head of Metals and Minerals in 1984. Mr. Strothotte was appointed Chief Executive Officer of Glencore in 1993 and held the combined positions of Chairman and Chief Executive Officer from 1994 until 2001, when the roles of Chairman and Chief Executive were split. Mr. Strothotte has been Chairman of Xstrata AG since 1994, and Chairman of Xstrata plc since February 2002, and is currently a director of Century Aluminum Corporation, Glencore International AG and Minara Resources Limited. Among many qualifications, Mr. Strothotte brings to our Board extensive experience in business strategy, management and energy and commodities as the leader of a successful global business.

EXECUTIVE OFFICERS

We are externally managed and advised by our Manager. Our Manager was formed in July 2004. All of our executive officers are employees of our Manager or one or more of its affiliates. The following sets forth certain information with respect to our executive officers:

Name and Position	Age	Biography
Craig J. Farr President and Chief Executive Officer	42	For biographical information on Mr. Farr see table above under the heading “Directors”.

Michael R. McFerran Chief Operating Officer and Chief Financial Officer	42

Mr. McFerran has been our Chief Operating Officer since December 2008 and our Chief Financial Officer since November 2010. Mr. McFerran has been employed by KAM since June 2005 and is KAM’s Chief Financial Officer. Prior to joining KAM, Mr. McFerran spent the majority of his career at Ernst & Young in their financial services practice where he specialized in providing assurance and advisory services to a diverse mix of financial services firms. Additionally, prior to joining our Manager, Mr. McFerran held Vice President positions at both XL Capital Ltd. and American Express. Mr. McFerran holds an M.B.A. from the Haas School of Business at U.C. Berkeley and a B.S. in Business Administration from San Francisco State University.

Nicole J. Macarchuk General Counsel and Secretary	45

Ms. Macarchuk has been our General Counsel and Secretary since November 2010. Ms. Macarchuk has been employed by KKR since July 2010 and is a Managing Director and General Counsel to KAM. Prior to joining KKR, Ms. Macarchuk was Co-General Counsel of Och-Ziff Capital Management Group LLC, a global institutional asset management firm from 2005 to April 2010. At Och-Ziff, Ms. Macarchuk was head counsel responsible for supporting the firm’s global private equity, energy and transactional business groups and initiatives, as well as provided coverage to the U.S. public distressed debt and structured products business units and public equity business units with respect to transactional matters. Ms. Macarchuk was Counsel at O’Melveny & Myers LLP and O’Sullivan LLP from 1996 to 2005 where she focused on private equity transactions and fund formation. From 1993 to 1996, Ms. Macarchuk was an associate at White & Case where she focused on banking and corporate credit transactions. Ms. Macarchuk received a B.A. in Economics from Fordham University and a J.D., cum laude, from Fordham University Law School.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities, or Reporting Persons, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. These Reporting Persons are required by SEC regulations to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC. Based on the review of filings made with the SEC and representations made by the Reporting Persons, we believe that during 2013 all of our executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Our Board is committed to establishing and maintaining corporate governance practices that reflect high standards of ethics and integrity. To that end, we have established a Nominating and Corporate Governance Committee and adopted Corporate Governance Guidelines to assist our Board in the exercise of its responsibilities. The Nominating and Corporate Governance Committee Charter and our Corporate Governance Guidelines are available on our website located at http://ir.kkr.com/kfn_ir/documentdisplay.cfm?DocumentID=1211&CommitteeID =1202 and

http://ir.kkr.com/kfn_ir/documentdisplay.cfm?DocumentID=1215, respectively. They are also available in print by writing to KKR Financial Holdings LLC, Attn: Investor Relations, 555 California Street, 50th Floor, San Francisco, California 94104. Any modifications to the Corporate Governance Guidelines will be reflected on our website.

Code of Ethics

Our Board has established a Code of Ethics that applies to our executive officers, directors and employees (should we in the future have any employees) and to the officers and employees of the Manager and its affiliates, when such individuals are acting for or on our behalf. Among other matters, our Code of Ethics is designed to promote our commitment to ethics and compliance with the law, provide reporting mechanisms for known or suspected ethical or legal violations and help prevent and detect wrongdoing. We have specific policies in place to address:

•                  conflicts of interest;

•                  corporate opportunities;

•                  fair dealing;

•                  insider trading;

•                  confidentiality;

•                  protection and proper use of Company assets;

•                  compliance with laws, rules and regulations;

•                  timely and truthful public disclosure;

•                  reporting of known or suspected violations or accounting deficiencies; and

•                  accountability for violations.

Any waiver of the Code of Ethics for our executive officers or directors may be made only by our Board or the Audit Committee and will be promptly disclosed as required by law or stock exchange regulations. The Code of Ethics is available on our website located at http://ir.kkr.com/kfn_ir/documentdisplay.cfm?DocumentID=1214 and is also available in print by writing to KKR Financial Holdings LLC, Attn: Investor Relations, 555 California Street, 50th Floor, San Francisco, California 94104. Any modifications to the Code of Ethics will be reflected on our website.

Director Independence

Director Independence

Our Board is comprised of a majority of independent directors. In order for a director to be considered “independent,” our Board must affirmatively determine that the director satisfies the criteria for independence established by Section 303A of the NYSE Listed Company Manual. In making its independence determinations, the Board considers and reviews the various commercial, charitable, compensatory and employment transactions and relationships known to the Board (including those identified through annual directors’ questionnaires) that exist between the Company and its affiliates and the directors, their immediate family members and entities with which they or members of their immediate families are, or have been, affiliated. Our Board has determined that the following directors are independent: Tracy L. Collins, Robert L. Edwards, Vincent Paul Finigan, R. Glenn Hubbard, Ross J. Kari, Ely L. Licht, Deborah H. McAneny, Scott A. Ryles and Willy R. Strothotte. Our independent directors meet regularly in executive sessions without the presence of our corporate officers.

Board Committee Independence

All of our committees, except for the Executive Committee, consist solely of independent directors and our Audit Committee and Compensation Committee consist solely of directors that meet applicable NYSE rules and Securities

Exchange Commission, or SEC, rules applicable to such committees. Please refer to “Board of Directors and Committees—Committees of the Board” below for more information on our Board committees.

Communications with the Board of Directors

Holders of our common shares and other interested parties who wish to communicate with a member or members of our Board, including communications directed to the independent members of the Board, may do so by addressing their correspondence to such member or members; the Company will forward all such correspondence to the member or members of the Board to whom such correspondence was addressed:

By mail:	KKR Financial Holdings LLC
Attn: Investor Relations
555 California Street, 50th Floor
San Francisco, California 94104

The Audit Committee of our Board has established procedures for employees of our Manager and its affiliates, holders of our common shares and others to report openly, confidentially or anonymously concerns regarding our compliance with legal and regulatory requirements or concerns regarding our accounting, internal accounting controls or auditing matters. Reports may be made orally or in writing to the chairman of the Audit Committee:

By mail:	Ross J. Kari
c/o KKR Financial Holdings LLC
555 California Street, 50th Floor
San Francisco, California 94104

In addition, reports can also be made directly to management by mail or in person at:

By mail:	KKR Financial Holdings LLC
Attn: General Counsel and Secretary
555 California Street, 50th Floor
San Francisco, California 94104
By phone:	(415) 315-6538

BOARD OF DIRECTORS AND COMMITTEES

Our Board directs the management of our business and affairs, as provided by our Operating Agreement and Delaware law, and conducts its business through meetings of the Board and its committees. We have an Affiliated Transactions Committee, an Audit Committee, a Compensation Committee, an Executive Committee and a Nominating and Corporate Governance Committee, all of which are standing committees of the Board. Our Board also has a Lead Independent Director. All of these committees, except for the Executive Committee, consist solely of independent directors. Matters put to a vote at any one of these committees must be approved by a majority of the directors on the committee who are present at a meeting at which there is a quorum or by unanimous written or electronic consent of the directors on that committee. Our Board has adopted written charters for the Affiliated Transactions Committee, the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, current copies of which are available at our website located at http://ir.kkr.com/kfn_ir/kfn_governance.cfm and are also available in print by writing to KKR Financial Holdings LLC, Attn: Investor Relations, 555 California Street, 50th Floor, San Francisco, California 94104. Our Board may from time to time appoint other committees as circumstances warrant. Any new committees will have authority and responsibility as delegated by our Board.

Committees of the Board

Affiliated Transactions Committee

The members of the Affiliated Transactions Committee are Vincent Paul Finigan, Ely L. Licht, Deborah H. McAneny, Scott A. Ryles and Willy R. Strothotte. Vincent Paul Finigan chairs the Affiliated Transactions Committee. The Affiliated Transactions Committee is responsible for reviewing and monitoring the Manager’s compliance with the investment policies established by our Board and the affiliated transactions policy that the Manager has adopted, as well as providing pre-approval of specified transactions with affiliates, and reviewing transactions with related parties, including directors, officers, employees and holders of greater than 5% of our common shares. A detailed discussion of the specific guidelines observed by the Affiliated Transactions Committee when evaluating investment opportunities is included below in “Certain Relationships and Related Transactions—Relationships with KKR; Other Relationships and Related Transactions” .

Our Board has determined that each of the directors on the Affiliated Transactions Committee satisfies the independence requirements of NYSE.

Audit Committee

The members of the Audit Committee are Tracy L. Collins, Robert L. Edwards, R. Glenn Hubbard, Ross J. Kari and Scott A. Ryles. Ross J. Kari chairs the Audit Committee. Among other things, the Audit Committee is responsible for:

•                  our accounting and financial reporting processes;

•                  the integrity and audits of our consolidated financial statements;

•                  our compliance with legal and regulatory requirements;

•                  the qualifications and independence of the independent registered public accounting firm;

•                  the performance of the independent registered public accounting firm and any internal auditors;

•                  engaging an independent registered public accounting firm;

•                  reviewing with the independent registered public accounting firm the plans and results of the audit engagement;

•                  approving professional services provided by the independent registered public accounting firm;

•                  considering the range of audit and non-audit fees; and

•                  reviewing the adequacy of our internal accounting controls.

Our Board has determined that all of the Audit Committee members satisfy the applicable independence and financial literacy requirements of the NYSE for audit committee members. Our Board has also determined that each of Ross J. Kari and Robert L. Edwards is an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

The members of the Compensation Committee are Tracy L. Collins, Vincent Paul Finigan, Deborah H. McAneny and Willy R. Strothotte. Deborah H. McAneny chairs the Compensation Committee.

The principal functions of the Compensation Committee are to:

•                  review the compensation payable to the directors;

•                  oversee the annual review by our independent directors of the fees that we pay to our Manager under the Amended and Restated Management Agreement, or the Management Agreement, among the Manager and us; and

•                  administer our 2007 Share Incentive Plan, as amended, or our 2007 Share Incentive Plan, and approve the grant of awards under that Plan to our directors and our Manager.

The Compensation Committee has authority to determine the compensation payable to our directors and to grant awards under our 2007 Share Incentive Plan and solicits recommendations from our executive officers and outside compensation consultants in determining the amount or form of such director compensation or awards. The Compensation Committee also oversees risk when it considers granting options and restricted shares to our Manager under the Management Agreement. In particular, the factors considered by the Compensation Committee in making grants to our Manager may include performance related factors such as achievement of specified levels of net income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. As a result, the Compensation Committee evaluates performance factors, such as net income, in conjunction with other key risk exposure factors in making grants to our Manager.

The Compensation Committee has the discretion to retain and terminate compensation consultants as it deems necessary to fulfill its duties. Furthermore, because the Management Agreement provides that the Manager is responsible for managing our affairs, our executive officers, all of whom are employees of the Manager or one or more of its affiliates, do not receive compensation directly from us for serving as our executive officers.

Our Board has determined that all of the Compensation Committee members satisfy the applicable independence requirements of the NYSE for compensation committee members.

Executive Committee

The members of the Executive Committee are Craig Farr and Scott C. Nuttall. The Executive Committee exercises the authority of our Board on such matters as are delegated to it by our Board from time to time and exercises the powers of our Board between meetings of our Board.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Vincent Paul Finigan, R. Glenn Hubbard and Deborah H. McAneny. R. Glenn Hubbard chairs the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee recommends to the Board future nominees for election as directors and considers potential nominees brought to its attention by any of our directors or officers. The committee has not established a specific set of minimum qualifications that must be met by director candidates. In making recommendations, however, the committee considers and will evaluate such candidates based on their backgrounds, skills, expertise, accessibility and availability to serve effectively on the Board. The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity; however, the Board and the Nominating and Corporate Governance Committee believe that it is essential that the Board members represent diverse viewpoints. In considering candidates for the Board, the Nominating and Corporate Governance Committee considers the entirety of each candidate’s credentials in the context of these standards.

In addition, the committee reviews and makes recommendations on matters involving the general operation of our Board and our corporate governance, and annually recommends to our Board nominees for each committee of our Board. The Nominating and Corporate Governance Committee annually assesses our Board’s performance as a whole and of the individual directors and reports thereon to our Board and is also responsible for overseeing the implementation of, and periodically reviewing, the Company’s Corporate Governance Guidelines.

The Nominating and Corporate Governance Committee will evaluate director candidates proposed by holders of common shares on the same basis that it evaluates other director candidates. The proposing holder should also include his or her contact information and a statement of his or her share ownership (how many common shares owned and for how long). Holders of our common shares may submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate to:

By mail:	R. Glenn Hubbard
c/o KKR Financial Holdings LLC
555 California Street, 50th Floor
San Francisco, California 94104

Our Board has determined that each of the members of the Nominating and Corporate Governance Committee satisfies the independence requirements of the NYSE.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Because our Management Agreement provides that our Manager is responsible for managing our affairs, our executive officers, who are employees of our Manager or one or more of its affiliates, do not receive compensation from us or any of our subsidiaries for serving as our executive officers. Accordingly, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of the Company.

Additionally, the Management Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling our Manager’s obligations to us under the Management Agreement. Accordingly, our Manager has informed us that it cannot identify the portion of the compensation awarded to our executive officers that relates solely to their services to us, as our Manager and its affiliates do not compensate its employees specifically for such services.

Because our executive officers do not receive compensation from us or any of our subsidiaries and because our Manager has informed us that it cannot identify the portion of the compensation awarded to our executive officers that relates solely to their services to us, we do not provide executive compensation disclosure pursuant to Item 402 of Regulation S-K. As a result, the say-on-pay and say-on-when provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 are inapplicable to us.

The Management Agreement

We are party to the Management Agreement with our Manager pursuant to which our Manager will provide for the day-to-day management of our operations.

The Management Agreement requires our Manager to manage our business affairs in conformity with the investment guidelines that are approved by a majority of our independent directors. Our Manager is under the direction of our Board of Directors. Our Manager is responsible for (1) the selection, purchase and sale of our investments, (2) our financing and risk management activities and (3) providing us with investment advisory services.

The Management Agreement expired on December 31, 2013, was automatically renewed for a one-year term expiring on December 31, 2014 and will be automatically renewed for a one-year term on each anniversary date thereafter. Our independent directors review our Manager’s performance annually and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

We may also terminate the Management Agreement without payment of the termination fee with a 30 day prior written notice for “cause”, which is defined as:

•                  our Manager’s continued material breach of any provision of the Management Agreement following a period of 30 days after written notice thereof;

•                  our Manager’s fraud, misappropriation of funds, or embezzlement against us;

•                  our Manager’s gross negligence in the performance of its duties under the Management Agreement;

•                  the commencement of any proceeding relating to our Manager’s bankruptcy or insolvency;

•                  the dissolution of our Manager; or

•                  a change in control of our Manager.

“Cause” does not include unsatisfactory performance, even if that performance is materially detrimental to our business. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Furthermore, our Manager may decline to renew the Management Agreement by providing us with a 180 day prior written notice. Our Manager may also terminate the Management Agreement upon 60 days prior written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

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

Base Management Fee

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

For purposes of calculating the base management fee, our equity means, for any month, the sum of:

•                  the net proceeds from any issuance of our common shares, after deducting any underwriting discount and commissions and other expenses and costs relating to the issuance;

•                  the net proceeds of any issuances of preferred shares or trust preferred stock;

•                  the net proceeds of any issuances of convertible debt issuances or other securities determined to be “equity” by our Board of Directors, provided that such issuances are approved by our Board of Directors; and

•                  our retained earnings at the end of such month (without taking into account any non-cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for the repurchases of our common shares.

The foregoing calculation of the base management fee is adjusted to exclude special one-time events pursuant to changes in accounting principles generally accepted in the United States of America, or GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

Our Manager is required to calculate the base management fee within 15 business days after the end of each month and deliver that calculation to us promptly. We are obligated to pay the base management fee within 20 business days after the end of each month. We may elect to have our Manager allocate the base management fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.

During the year ended December 31, 2013, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (‘‘Fee Credits’’). Specifically, as described in further detail under ‘‘The Collateral Management Agreements’’ below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee. For some of these CLOs, we hold less than 100% of the subordinated notes, with the remainder held by third parties. As a result, the amount of Fee Credits for each applicable CLO was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes.

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

Our Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as our common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, our Manager permanently waived approximately $8.8 million of base management fees during the year ended December 31, 2013.

Reimbursement of Expenses

Because our Manager’s employees and affiliates perform certain legal, accounting and due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s-length basis.

We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is required to calculate its reimbursable expenses within 20 business days after the end of each month and deliver that calculation to us promptly. We are obligated to repay such expenses on the first business day of the month immediately following delivery, although such amount may be offset against amounts owed to us by our Manager. The expenses required to be paid by us include, but are not limited to, rent, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors’ and officers’ liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our shareholders, the costs of printing and mailing proxies and reports to our shareholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors, costs incurred by employees of our Manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we will be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Except as noted above, our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including compensation of our Manager’s employees and other related expenses, except that we may elect to have our Manager allocate expenses among us and our subsidiaries, in which case expenses would be paid directly by each entity that received an allocation.

For the year ended December 31, 2013, we incurred reimbursable expenses to our Manager of $9.8 million.

Incentive Compensation

In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (1) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted-average share of our common shares for such quarter, exceeds (b) an amount equal to (A) the weighted-average of the price per share of the common stock of KKR Financial Corp. in its August 2004 private placement and the prices per share of the common stock of KKR Financial Corp. in its initial public offering and any subsequent offerings by KKR Financial Holdings LLC multiplied by (B) the greater of (i) 2.00% and (ii) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (2) the weighted average number of our common shares outstanding in such quarter. The foregoing calculation of incentive compensation will be adjusted to exclude special one-time events pursuant to changes in GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. In addition, any shares that by their terms are entitled to a specified periodic distribution, including our 7.375% Series A LLC Preferred Shares, will not be treated as shares, nor included as shares offered or outstanding, for the purpose of calculating incentive compensation, and instead the aggregate distribution amount that accrues to these shares during the fiscal quarter of such calculation will be subtracted from our Net Income, before incentive compensation for purposes of clause (1)(a). The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: “Net Income” will be determined by calculating the net income available to shareholders before non-cash equity compensation expense, in accordance with GAAP; and “Ten Year Treasury Rate” means the average of weekly average yield to maturity for United States Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

Our ability to achieve returns in excess of the thresholds noted above in order for our Manager to earn the incentive compensation described in the preceding paragraph is dependent upon various factors, many of which are not within our control.

Our Manager is required to compute the quarterly incentive compensation within 30 days after the end of each fiscal quarter, and we are required to pay the quarterly incentive compensation with respect to each fiscal quarter within five business days following the delivery to us of our Manager’s written statement setting forth the computation of the incentive fee for such quarter. We may elect to have our Manager allocate the incentive fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.

For the year ended December 31, 2013, $22.7 million of incentive fees were earned by our Manager.

The Collateral Management Agreements

An affiliate of our Manager entered into separate management agreements with the respective investment vehicles for all of our Cash Flow CLOs pursuant to which it is entitled to receive fees for the services it performs as collateral manager for all of these CLOs, except for KKR Financial CLO 2011-1, Ltd (“CLO 2011-1”). The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

Fees Waived

During the year ended December 31, 2013, the collateral manager waived aggregate CLO management fees totaling $19.7 million for all CLOs, except for KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”) and KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”), and for partial periods for KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”) and KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”).

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

2007 Share Incentive Plan

We have adopted the 2007 Share Incentive Plan to provide incentives to employees (should we in the future have any employees), non-Excluded directors (as defined below), our Manager and other service providers. The incentive plan is administered by the Compensation Committee. Unless terminated earlier, the 2007 Share Incentive Plan will terminate in 2015, but will thereafter continue to govern unexpired awards. As of December 31, 2013, we had made the following grants under the 2007 Share Incentive Plan: 5,485,431 restricted common shares that were already issued, 1,932,279 common share options that remained outstanding and 57,500 common share options that were already exercised. As of December 31, 2013, a total of 1,364,415 shares were available for future equity grants under our 2007 Share Incentive Plan. Furthermore, the number of common shares that may be issued during the plan’s life will increase by 125,000 common shares on an annual basis to provide for annual awards of restricted common shares to our non-Excluded Directors.

The 2007 Share Incentive Plan permits the granting of options to purchase common shares intended to qualify as incentive stock options under the Internal Revenue Code, and common share options that do not qualify as incentive stock options. The exercise price of each common share option may not be less than 100% of the fair market value of our common shares on the date of grant. The Compensation Committee will determine the terms of each option, including when each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options become vested and exercisable in installments and the exercisability of options may be accelerated by the Compensation Committee.

The 2007 Share Incentive Plan also permits the grant of our common shares in the form of restricted common shares. A restricted common share award is an award of common shares that may be subject to forfeiture (vesting), restrictions on transferability and such other restrictions, if any, as the Compensation Committee may impose at the date of grant. The common shares may vest and the restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as the Compensation Committee may determine. Unrestricted common shares, which are common shares awarded at no cost to the participant or for a purchase price determined by the Compensation Committee, may also be issued under the 2007 Share Incentive Plan.

The Compensation Committee may also grant our common shares, common share appreciation rights, performance awards and other common share and non-common share-based awards under the 2007 Share Incentive Plan. These awards may be subject to such conditions and restrictions as the Compensation Committee may determine. Each award under the 2007 Share Incentive Plan may not be exercisable more than 10 years after the date of grant.

Our Board may at any time amend, alter or discontinue the 2007 Share Incentive Plan, but cannot, without a participant’s consent, take any action that would diminish the rights of such participant under any award granted under the 2007 Share Incentive Plan. To the extent required by law, our Board will obtain approval of the holders of common shares for any amendment that would, other than through adjustment as provided in the incentive plan:

•                  increase the maximum number of our common shares available for issuance under the 2007 Share Incentive Plan;

•                  change the class of eligible participants under the 2007 Share Incentive Plan; or

•                  otherwise require such approval.

The 2007 Share Incentive Plan provides that the Compensation Committee has the discretion to provide that all or any outstanding common share options and common share appreciation rights will become fully exercisable, all or any outstanding common share awards will become vested and transferable and all or any outstanding performance common shares and incentive awards will be earned, all or any outstanding awards may be cancelled in exchange for a payment of cash and/or all or any outstanding awards may be substituted for awards that will substantially preserve the otherwise applicable terms of any affected awards previously granted under the 2007 Share Incentive Plan if there is a change in control of us. A change in control is defined by the plan as our dissolution, the sale or disposition of substantially all of our assets, the acquisition by one person or group of a majority of our voting shares, a change in the majority of the Board or the adoption of a Board resolution that a change of control has effectively occurred, except that no change of control will result from a transaction with our Manager or any affiliate of our Manager.

The Compensation Committee may make additional grants of common share options and restricted common shares in the future. Factors that may be considered by the Compensation Committee in determining to grant additional awards include the following:

•                  the total return realized by investors in our common shares;

•                  the price to earnings ratio of our common shares compared to that of our peers;

•                  the successful completion of future equity offerings;

•                  recommendations of compensation consultants retained by the Compensation Committee;

•                  the successful completion of significant projects or initiatives;

•                  our results of operations relative to our peers;

•                  our management of credit, market and operating risk; and

•                  competitive factors including the compensation received by our Manager for managing investment funds with similar investment strategies.

DIRECTOR COMPENSATION

Mr. William C. Sonneborn retired as our President and Chief Executive Officer and a member of the Board in July 2013. Mr. Farr was appointed to our Board in July 2013. Mr. Sonneborn, Mr. Nuttall and Mr. Farr, or the Excluded Directors, did not receive any additional compensation for serving on our Board. The following table sets forth information concerning the compensation of our non-Excluded Directors who served during 2013.

2013 Director Compensation

Name	Fees Earned or Paid in Cash (1)(3)	Share Awards (2)(3)	All Other Compensation (3)(4)	Total
Tracy L. Collins	$92,000	$70,000	—	$162,000
Robert L. Edwards	$86,000	$70,000	—	$156,000
Vincent Paul Finigan	$112,500	$70,000	$76,075	$258,575
Paul M. Hazen	$203,500	$120,000	$15,045	$338,545
R. Glenn Hubbard	$111,000	$100,000	$193,335	$404,335
Ross J. Kari	$111,000	$70,000	—	$181,000
Ely L. Licht	$69,500	$70,000	—	$139,500
Deborah H. McAneny	$108,500	$70,000	$55,462	$233,962
Scott A. Ryles	$95,000	$70,000	—	$165,000
Willy R. Strothotte	$78,500	$70,000	$162,360	$310,860

(1)                                 Consists of the amounts described below under “Cash Compensation”, including cash compensation deferred by Mr. Hubbard and Mr. Strothotte as described below. In the case of Mr. Hazen, includes an annual retainer of $175,000 for serving as our chairman; in the case of Mr. Hubbard, includes an annual retainer of $25,000 for serving as the Lead Independent Director and $7,500 for serving as chair of our Nominating and Corporate Governance Committee; in the case of Mr. Kari and Mr. Finigan, includes an annual retainer of $25,000 for serving as chairs of our Audit Committee and Affiliated Transactions Committee, respectively; and, in the case of Ms. McAneny, includes an annual retainer of $15,000 for serving as chair of our Compensation Committee. During 2013, Mr. Hubbard and Mr. Strothotte deferred a total of $111,000 and $78,500, respectively, in cash compensation in exchange for 10,448 and 7,402 shares of phantom shares, respectively, pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan, or the Deferred Compensation Plan, as described in more detail below under “Deferred Compensation Plan”.

(2)                                 The amounts shown in this column reflect restricted share awards described below under “Equity Compensation”, including the restricted share awards deferred by Mr. Hazen, Mr. Hubbard, Ms. McAneny and Mr. Strothotte as described below. These awards vest in one-third increments on the first three anniversaries of the date of grant. The amounts shown in this column reflect the aggregate grant date fair value of restricted share awards granted during 2013 as calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation, or ASC 718. See Note 11 to the consolidated financial statements included in our Annual Report for a discussion of the relevant assumptions used in calculating these amounts pursuant to ASC 718. The grant date and number of common shares awarded for each restricted share award are set forth below:

Name	Share Award: Number of Restricted Shares	Grant Date Fair Value per Share	Grant Date	Aggregate Number of Unvested Restricted Shares Held as of 12/31/13
Tracy L. Collins	6,548	$10.69	August 9, 2013	14,538
Robert L. Edwards	6,548	$10.69	August 9, 2013	15,429
Vincent Paul Finigan	6,548	$10.69	August 9, 2013	6,548
Paul M. Hazen	11,225	$10.69	August 9, 2013	5,057
R. Glenn Hubbard	9,354	$10.69	August 9, 2013	—
Ross J. Kari	6,548	$10.69	August 9, 2013	14,538
Ely L. Licht	6,548	$10.69	August 9, 2013	14,538
Deborah H. McAneny	6,548	$10.69	August 9, 2013	—
Scott A. Ryles	6,548	$10.69	August 9, 2013	14,538
Willy R. Strothotte	6,548	$10.69	August 9, 2013	—

During 2013, Ms. McAneny and Mr. Strothotte each deferred 6,548 restricted shares awarded as equity compensation in exchange for 6,548 phantom shares pursuant to the Deferred Compensation Plan, as described below under “Deferred Compensation Plan”. Mr. Hazen and Mr. Hubbard deferred 11,225 and 9,354, respectively, of restricted shares awarded as equity compensation in exchange for 11,225 and 9,354, respectively, of phantom shares pursuant to the Deferred Compensation Plan.

(3)                                 As of December 31, 2013, each non-Excluded Director’s share account under the Deferred Compensation Plan was credited the following number of phantom shares:

Name	Phantom Shares Received in Lieu of Cash Compensation (#)	Phantom Shares Received in Lieu of Restricted Share Awards (#)	Phantom Shares Received as Distributions on Phantom Shares (#)	Total Phantom Shares (#)
Tracy L. Collins	—	—	—	—
Robert L. Edwards	—	—	—	—
Vincent Paul Finigan	10,213	64,816	12,140	87,169
Paul M. Hazen	—	24,183	1,451	25,634
R. Glenn Hubbard	148,287	57,239	27,005	232,531
Ross J. Kari	—	—	—	—
Ely L. Licht	—	—	—	—
Deborah H. McAneny	—	59,930	8,516	68,446
Scott A. Ryles	—	—	—	—
Willy R. Strothotte	103,990	66,587	22,992	193,569

(4)                                 The amounts shown in this column represent distributions that were earned on phantom shares held in non-Excluded Director’s share accounts under the Deferred Compensation Plan.

Cash Compensation

Each non-Excluded Director (other than Mr. Hazen) receives an annual retainer of $50,000, a fee of $1,500 for each full Board meeting attended in person or telephonically and a fee of $1,500 for each committee meeting attended in person or telephonically. Mr. Hazen, in his capacity as our chairman, received an annual retainer of $175,000 for services in such capacity and a fee of $3,000 for each full Board meeting attended in person or telephonically. Our chairman did not serve as a member of any standing committee of the Board in 2013, however, in the event our chairman becomes a member of a standing committee he will receive $3,000 for each committee meeting attended in person or telephonically. The chairperson of the Board receives an annual retainer of $175,000, the Audit Committee and the Affiliated Transactions Committee chairs and the Lead Independent Director each receives an annual retainer of $25,000, the Compensation Committee chair receives an annual retainer of $15,000 and the Nominating and Corporate Governance Committee chair receives an annual retainer of $7,500. We also reimburse the non-Excluded Directors for their travel expenses incurred in connection with their attendance at full Board and committee meetings.

Equity Compensation

The non-Excluded Directors are eligible to receive restricted common shares, common share options and other share-based awards under our 2007 Share Incentive Plan. On August 9, 2013, the Compensation Committee granted certain awards of restricted common shares to our chairman and non-Excluded Directors pursuant to the 2007 Share Incentive Plan. The Compensation Committee granted our chairman 11,225 restricted common shares, Mr. Hubbard 9,354 restricted common shares, and each of Ms. Collins, Mr. Edwards, Mr. Finigan, Mr. Kari, Mr. Licht, Ms. McAneny, Mr. Ryles and Mr. Strothotte 6,548 restricted common shares. Mr. Hazen, Mr. Hubbard, Ms. McAneny and Mr. Strothotte elected to defer receipt of such restricted common shares in exchange for an equal number of phantom shares. These awards vest in one-third increments on the first three anniversaries of the date of grant. Subsequent awards are expected to be granted to the non-

Excluded Directors on an annual basis and, in the case of any newly elected non-Excluded Director, at the time of the next annual grant to directors following the election of such director, subject to formal grant by the Compensation Committee.

Deferred Compensation Plan

Effective May 4, 2007, the Board adopted the Deferred Compensation Plan pursuant to which non-employee directors are provided with an opportunity to defer payment of all or a portion of their annual fees and/or receipt of all or a portion of their restricted share awards in accordance with the terms of the plan. Generally, directors who wish to defer all or a portion of their compensation are required to file an election on or before December 31 of the year preceding the year in which such fees and restricted share awards are earned. All deferrals are credited to individual accounts as a bookkeeping entry on our records. Additionally, directors may elect to receive current payment of all or a portion of their fees in common shares.

If a director elects to defer a portion of his or her fees, his or her account is credited, on the fifteenth day after the end of our fiscal quarter (or if such day is not a business day, the immediately preceding business day), with a number of phantom shares equal to the fees deferred divided by the average fair market value of the shares over the applicable fiscal quarter. If a director elects to defer a portion of any restricted share award, his or her account is credited, as of the date on which such award is granted, with the number of phantom shares equal to the number of restricted shares deferred pursuant to the election. A director will become vested in the phantom shares to the same extent that he or she would have become vested in such restricted shares had they been issued under the terms of the 2007 Share Incentive Plan. A director’s account will be credited with phantom shares representing distribution equivalents on the phantom shares held in his or her account when distributions are paid with respect to our common shares. The number of phantom shares credited as distribution equivalents is equal to (i) the product of (a) the distribution amount, multiplied by (b) the number of phantom shares in the director’s account on the relevant record date, divided by (ii) the fair market value of our common shares on the relevant distribution payment date.

Amounts credited to a director’s account will be distributed upon the earlier of (i) the first day of the year following his removal or separation from the Board and (ii) a date previously designated by the director. The amount credited to a director’s account will be paid in shares unless we elect to pay such amount in cash. However, in the event of a change in control, all amounts in a director’s account will be distributed in a lump sum on the date of the change in control, either in cash or common shares, as previously elected by the director. We may use common shares reserved under the 2007 Share Incentive Plan and/or common shares we purchase on the open market to satisfy our obligations under the Deferred Compensation Plan.

COMPENSATION COMMITTEE MATTERS

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Executive Compensation section with management. Based on its review and discussion with management, the Compensation Committee recommended to the Board that the Executive Compensation section be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

This report of the Compensation Committee shall not be deemed to be filed under the Exchange Act or incorporated by reference by any general statement incorporating the Form 10-K by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference.

Compensation Committee
Deborah H. McAneny, Chairwoman
Tracy L. Collins
Vincent Paul Finigan
Willy R. Strothotte

Options and Restricted Share Awards

In addition to the grants of restricted common shares to our directors described above under “Director Compensation”, on February 14, 2013, the Compensation Committee granted our Manager 292,009 restricted common shares under our 2007 Share Incentive Plan that vest in one-third increments on March 1, 2014, 2015 and 2016.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee in 2013 were Tracy L. Collins, Vincent Paul Finigan, Deborah H. McAneny and Willy R. Strothotte. None of these persons is a current or former officer or employee of the Company or its affiliates. During 2013, none of our executive officers served as members of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the board of directors) of any entity that had one or more executive officers who served on our Board or our Compensation Committee. As a result, there are no compensation committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents certain information known to us regarding the beneficial ownership of our common shares. In accordance with SEC rules, each listed person’s beneficial ownership includes:

•                  all shares the investor actually owns (of record or beneficially);

•                  all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•                  all shares the investor has the right to acquire within 60 days (such as upon exercise of common share options that are currently vested or which are scheduled to vest within 60 days).

Except as otherwise noted, information is given as of April 17, 2014. The information in this table is provided without giving effect to our proposed merger with KKR & Co. (the “merger”) as described in  “Item 1—Business—Proposed Merger with KKR & Co.” of our Form 10-K or any transactions contemplated in the merger agreement. The table presents information regarding:

•                  each of our named executive officers;

•                  each of our directors;

•                  all of our directors and executive officers as a group; and

•                  each holder of shares known to us to own beneficially more than five percent of our common shares.

Except as otherwise noted, the beneficial owners named in the following table have sole voting and investment power with respect to all of our common shares shown as beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner(1)	Number of KFN Common Shares Beneficially Owned	Percentage of KFN Common Shares Beneficially Owned(2)
FMR LLC(3)	30,723,622	15.0%
Leon G. Cooperman(4)	19,564,131	9.6%
Morgan Stanley(5)	16,203,116	7.9%
Thornburg Investment Management, Inc.(6)	12,180,609	6.0%
Paul M. Hazen(7)	707,756	*
Craig J. Farr	0	*
Michael R. McFerran(8)	142,136	*
Nicole J. Macarchuk(9)	47,208	*
Tracy L. Collins(10)	68,043	*
Robert L. Edwards(11)	19,869	*
Vincent Paul Finigan(12)	12,607	*
R. Glenn Hubbard(13)	55,341	*
Ross J. Kari(14)	57,766	*
Ely L. Licht(15)	85,943	*
Deborah H. McAneny(16)	33,616	*
Scott C. Nuttall(17)	381,019	*
Scott A. Ryles(18)	32,688	*
Willy R. Strothotte(19)	0	*
All officers and directors as a group (14 persons)	1,643,992	*

*                                         Holdings represent less than 1% of all shares outstanding.

(1)                                 The address for all officers and directors of KFN is c/o KKR Financial Advisors LLC, 555 California Street, 50th Floor, San Francisco, California 94104.

(2)                                 Based on 204,824,159 KFN common shares outstanding as of April 17, 2014.

(3)                                 This beneficial ownership information is based upon the Schedule 13G/A filed with the SEC on February 14, 2014 by FMR LLC and Edward C. Johnson 3d, chairman of FMR LLC. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC, may be deemed to be the beneficial owner of 29,769,406 common shares as a result of acting as investment advisor to various investment companies. Pyramis Global Advisors Trust Company (“PGATC”), an indirect wholly-owned subsidiary of FMR LLC, may be deemed to be the beneficial owner of 954,216 common shares as a result of its serving as investment manager of institutional accounts owning such shares. Mr. Johnson and FMR LLC, through their control of Fidelity and PGATC, each has (a) sole voting power on 954,216 common shares, (b) shared voting power on no common shares, (c) sole dispositive power on 30,723,622 common shares and (d) shared dispositive power on no common shares. The address for FMR LLC and Mr. Johnson is 245 Summer Street, Boston, Massachusetts 02210. The address of PGATC is 900 Salem Street, Smithfield, Rhode Island, 02917.

(4)                              This beneficial ownership information is based upon the Schedule 13G/A filed with the SEC on February 5, 2014 by Leon G. Cooperman. Mr. Cooperman is the Managing Member of Omega Associates, L.L.C. (“Associates”). Associates is the general partner of Omega Capital Partners, L.P. (“Capital LP”), Omega Capital Investors, L.P. (“Investors LP”), Omega Equity Investors, L.P. (“Equity LP”), and Omega Charitable Partnership L.P. (“Charitable LP”). Mr. Cooperman is the President and majority stockholder of Omega Advisors, Inc. (“Advisors”), which serves as the investment manager to Omega Overseas Partners, Ltd. (“Overseas”). Advisors also serves as a discretionary investment advisor to a limited number of institutional clients (the “Managed Accounts”). Mr. Cooperman has investment authority over the Michael S. Cooperman WRA Trust (the “WRA Trust”), and is a trustee of the Leon and Toby Cooperman Family Foundation (the “Foundation”) and of The Cooperman Family Fund for a Jewish Future (“Family Fund”). On the basis of these relationships, Mr. Cooperman may be deemed to have (a) sole voting power on 13,299,600 common shares, (b) shared voting power on 6,264,531 common shares, (c) sole dispositive power on 13,299,600 common shares and (d) shared dispositive power on 6,264,531 common shares. This consists of 2,949,030 common shares owned by Capital LP; 1,074,630 common shares owned by Investors LP; 1,271,195 common shares owned by Equity LP; 3,398,687 common shares owned by Overseas; 100,000 common shares owned by Charitable LP, 6,264,531 common shares owned by the Managed Accounts; 2,700,000 common shares owned by the Foundation; 1,000,000 common shares owned by Mr. Cooperman; 55,000 common shares owned by Family Fund, 51,058 common shares owned by Mr. Cooperman’s son, Michael S. Cooperman; and 700,000 common shares owned by the WRA Trust. The address for Leon G. Cooperman is 11431 W. Palmetto Park Road, Boca Raton, Florida 33428.

(5)                                 This beneficial ownership information is based upon the Schedule 13G filed with the SEC on January 28, 2014 by Morgan Stanley. Morgan Stanley has (a) sole voting power on 15,775,540 shares, (b) shared voting power on 359,825 shares, (c) sole dispositive power on 16,203,116 shares and shared dispositive power on no shares. The address for Morgan Stanley is 1585 Broadway, New York, New York 10036.

(6)                                 This beneficial ownership information is based upon the Schedule 13G/A filed with the SEC on January 21, 2014 by Thornburg Investment Management Inc. Thornburg Investment Management, Inc. has (a) sole voting power on 12,180,609 shares, (b) shared voting power on no shares, (c) sole dispositive power on 12,180,609 shares and

(d) shared dispositive power on no shares. The address for Thornburg Investment Management, Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

(7)                                 Includes an aggregate of 61,567 common shares directly held by trusts for which Mr. Hazen is an investment advisor and therefore may be deemed to have beneficial ownership, but has disclaimed any beneficial ownership. Includes 5,057 unvested restricted common shares and excludes 26,691 phantom shares, which may only be distributed to Mr. Hazen on the first day of the year following his removal or separation from our Board or, if earlier, upon a change in control of the Company. The merger will not constitute a change in control of the Company for this purpose.

(8)                                 Includes 41,972 unvested restricted common shares.

(9)                                 Includes 26,264 unvested restricted common shares.

(10)                          Includes 14,538 unvested restricted common shares.

(11)                          Includes 15,429 unvested restricted common shares.

(12)                          Includes 6,548 unvested restricted common shares and excludes 90,764 phantom shares, which may only be distributed to Mr. Finigan on the first day of the year following his removal or separation from our Board or, if earlier, upon a change in control of the Company. The merger will not constitute a change in control of the Company for this purpose.

(13)                          Excludes 247,122 phantom shares, which may only be distributed to Mr. Hubbard on the first day of the year following his removal or separation from our Board or, if earlier, upon a change in control of the Company. The merger will not constitute a change in control of the Company for this purpose.

(14)                          Includes 14,538 unvested restricted common shares.

(15)                          Includes 14,538 unvested restricted common shares.

(16)                          Excludes 71,270 phantom shares, which may only be distributed to Ms. McAneny on the first day of the year following her removal or separation from our Board or, if earlier, upon a change in control of the Company. The merger will not constitute a change in control of the Company for this purpose.

(17)                          Includes 5,455 shares owned by an investment vehicle for which Mr. Nuttall’s spouse exercises investment control.

(18)                          Includes 14,538 unvested restricted common shares.

(19)                          Excludes 205,379 phantom shares, which may only be distributed to Mr. Strothotte on the first day of the year following his removal or separation from our Board or, if earlier, upon a change in control of the Company. The merger will not constitute a change in control of the Company for this purpose.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the total number of securities outstanding in the incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2013.

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

For additional information about the 2007 Share Incentive Plan see “Item 11—Executive Compensation—2007 Share Incentive Plan” of this Form 10-K/A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships With The Manager

As of April 17, 2014, our Manager and its affiliated entities and the executive officers of KAM, our Manager’s parent, collectively beneficially owned approximately 2.6% of our common shares on a fully diluted basis without giving effect to the merger or any transactions contemplated in the merger agreement. In addition, as of April 17, 2014 our chairman, Paul M. Hazen, who is chairman of Accel-KKR, beneficially owned approximately 0.3% of our outstanding common shares on a fully diluted basis, and our director, Scott C. Nuttall, who is an executive at KKR, beneficially owned approximately 0.2% of our outstanding common shares on a fully diluted basis, each without giving effect to the merger or any transactions contemplated in the merger agreement. For purposes of computing the percentage of our common shares owned by any person or persons on a fully diluted basis, we assume the exercise of all common share options beneficially owned by such person or persons, as the case may be. Furthermore, our Manager is wholly owned by KAM, which is wholly owned by KKR. As a result, the Management Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

We are a party to the Management Agreement with our Manager pursuant to which our Manager provides for the day-to-day management of our operations. We do not have any employees and therefore rely on the resources and personnel of our Manager to conduct our operations. For performing services under the Management Agreement, our Manager receives a base management fee and incentive compensation based on our performance. The Manager also receives reimbursement for certain expenses. For the year ended December 31, 2013, our Manager earned $25.0 million in net base management fees and $22.7 million in incentive fees. We are required to reimburse our Manager for certain expenses incurred on our behalf during any given year. For the year ended December 31, 2013, we reimbursed our Manager for allocable general and administrative expenses of $9.8 million. So long as the Management Agreement remains in effect, we are required to continue to make monthly payments of the base management fee and, if applicable, quarterly payments of incentive compensation to the Manager, and to reimburse the Manager for certain expenses. The base management fee is calculated as a percentage of our equity (as defined in the Management Agreement) and the incentive compensation is based upon our quarterly net income and, as a result, we cannot quantify the amount of those fees that will be payable in the future.

For additional information about the Management Agreement, including additional information on how the base management fee and incentive compensation are calculated, see “Item 11—Executive Compensation—The Management Agreement” of this Form 10-K/A.

For the year ended December 31, 2013, we recognized share-based compensation expense related to restricted common shares granted to the Manager pursuant to the 2007 Share Incentive Plan of $3.5 million. On February 14, 2013, the Compensation Committee granted our Manager 292,009 restricted common shares under our 2007 Share Incentive Plan that vest in one-third increments on March 1, 2014, 2015 and 2016.

An affiliate of our Manager entered into separate management agreements with the respective investment vehicles for all of our Cash Flow CLOs pursuant to which it is entitled to receive fees for the services it performs as collateral manager for all of these CLOs, except for KKR Financial CLO 2011-1, Ltd (“CLO 2011-1”). The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

Fees Waived

During the year ended December 31, 2013, the collateral manager waived aggregate CLO management fees totaling $19.7 million for all CLOs, except for KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”) and KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”), and for partial periods for KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”) and KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”).

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

Relationships With KKR; Other Relationships and Related Transactions

Merger with KKR & Co.

On December 16, 2013, we announced the signing of a definitive merger agreement pursuant to which KKR & Co. agreed to acquire all of our outstanding common shares through an exchange of equity through which our shareholders will receive 0.51 common units representing the limited partnership interests of KKR & Co. for each of our common shares. The Manager is an indirect subsidiary of KKR & Co. The Board determined, upon the unanimous recommendation of a transaction committee of the Board composed solely of independent directors, that the merger and the merger agreement were fair to and in the best interests of the Company and its common shareholders, and approved the merger agreement and the merger. For additional information about the merger agreement see “Item 1—Business—Proposed Merger with KKR & Co.” of our Form 10-K.

Co-Investments

In the ordinary course of business, we invest in entities that are affiliated with KKR. As of December 31, 2013, our investments in KKR affiliated companies consisted of an aggregate $2.1 billion par amount, which is primarily comprised of $1.9 billion par amount of corporate loans. In addition, as of December 31, 2013, we invested in certain joint ventures and partnerships alongside KKR and its affiliates with an aggregate cost amount of $400.3 million. Our Board has adopted a set of amended and restated investment guidelines and procedures, or the Investment Policies, to govern our relationship with KKR. The Investment Policies referred to below are those that were adopted by our Board on July 28, 2011. In addition to the policies described below, our Manager has adopted policies and guidelines related to affiliate transactions and relationships that are designed to address conflicts that may arise from such situations.

Pursuant to the Investment Policies, we are required to seek the approval of the majority of the independent members of our Board or the Affiliated Transactions Committee before making any investment in an entity affiliated with KKR. Notwithstanding the foregoing, the Affiliated Transactions Committee Charter provides that certain of our investments in securities of companies affiliated with KKR are deemed to be pre-approved by the Affiliated Transactions Committee, including:

•                  any individual debt investment purchased by the Company, either directly or through a joint financing transaction vehicle, that would not result in the Company, KKR and any affiliates of KKR (including any funds or accounts managed and/or controlled by any such entity, but other than the private equity investment creating the affiliation) collectively owning an economic interest in more than 19.9%, or the Threshold, of the outstanding par amount of a single tranche or class of a loan or a security, each, a Security, of a company that is affiliated with funds advised by the private equity business of KKR, or a Portfolio Company;

•                  any investment existing prior to April 29, 2010 in excess of the Threshold, provided that any additions to such investment will require approval of the Affiliated Transactions Committee;

•                  the purchase by the Company of any additional loan or security (including any debt or equity security) of a company or any affiliate of such company, either directly or through a joint financing transaction vehicle, if the Company previously acquired any loan or security in such company pursuant to a transaction or series of transactions that (i) were approved by the Affiliated Transactions Committee and/or (ii) did not require the Affiliated Transactions Committee’s approval under its Charter, provided that such follow-on investment was approved by, or in the judgment of the Manager is consistent with the investment thesis approved by, the Manager’s investment committee as part of its approval of such original investment and such follow-on investment is purchased by the Company and other participating KKR affiliates on a pro rata basis, at the same pricing terms, and otherwise in accordance with the Manager’s Allocation Policy and Conflicts of Interest Policy; and

•                  any series or class of transactions to be entered into by the Company by resolution of the majority of the members of the Affiliated Transactions Committee.

Notwithstanding the pre-approval policies described above, the Affiliated Transactions Committee Charter provides that the following investments and transactions require majority approval of the Affiliated Transactions Committee and will not be deemed to be pre-approved:

•                  any investment in a debt Security of a Portfolio Company that (i) has a price below 80 and such price is at least 10 points below the average price for a Security on the index which is most applicable to such Security, (ii) is rated Caa3 or lower by Moody’s Investors Service, or Moody’s, or CCC- or lower by Standard & Poor’s Ratings Service, or S&P, or (iii) is rated Caa2 by Moody’s or CCC by S&P and such Security is also on negative watch;

•                  any joint financing transaction in which any affiliate of the Manager is investing contemporaneously with the Company or is an existing investor in the applicable vehicle (other than any such investments existing prior to April 29, 2010, provided that any additions to such investments will require approval of the Affiliated Transactions Committee);

•                  any amendment sought from the Company with respect to a debt Security of a Portfolio Company that adversely affects, alters or changes the economics, powers, preferences or special rights of such Security, excluding any amendment that the Manager reasonably believes would be in the best interests of the Company and to which one of the following conditions applies: (i) unusual or exigent circumstances then exist which in the reasonable opinion of the Manager make it impracticable to obtain the prior approval of the Affiliated Transactions Committee (provided that the Manager must timely inform the Affiliated Transactions Committee of any amendment entered into in reliance on this exception); (ii) the granting of, or failure to grant, such amendment would not be material to the Company’s investment in the applicable Security; or (iii) the Manager reasonably believes that the Company’s granting of, or failure to grant, such amendment would not affect whether or not such amendment is approved by the requisite number of holders of the applicable Security;

•                  any transaction between the Company and any other fund or account managed by the Manager or KKR, excluding (i) certain transactions between structured finance vehicles managed by the Manager where the Company and the counterparty client have an equal amount of economic ownership of each financing vehicle, (ii) financing vehicles and the Company when such trade is undertaken in pro rata proportion to the economic ownership of such financing vehicle by the Client and certain and (iii) certain transactions between the Company and structured finance vehicles managed by the Manager for which the overcollateralization ratio in the most junior overcollateralization test contained in the indenture governing such vehicle is greater than 100%;

•                  any investment if any of the following criteria are met: (i) the investment is a type of investment that our Manager’s investment committee has a current policy of disfavoring as a general matter; (ii) in our Manager’s judgment, the structure or pricing of the investment is worse than relevant market comparables; (iii) the investment is not being offered generally to other potential investors on the same or less favorable terms; (iv) in our Manager’s judgment, the transaction would not be fully subscribed in the absence of our investment; or (v) in connection with the investment our Manager or an affiliate of our Manager would receive any direct or indirect economic benefit, other than in the capacity of investment manager or general partner of a fund or account, in connection with transaction fees (including but not limited to arrangement, syndication or underwriting fees), or any similar compensation; and

•                  any investment where, after giving effect to the investment, the aggregate amount of our investments consisting of investments in entities affiliated with KKR or that would otherwise constitute “affiliated transactions” would exceed a percentage established from time to time by a majority of our independent directors or by the Affiliated Transactions Committee (such percentage to initially equal 50% of all of our investments excluding residential mortgage loans and mortgage-backed securities).

Related Parties Transaction Policies

We have implemented several measures to ensure that potential transactions do not conflict with our best interests and any such transaction is reviewed by the Board. Our approach includes (1) review of opportunities submitted voluntarily under our Code of Ethics and evaluated by our Audit Committee and (2) identification of related party transactions by management and review of such transactions by the Affiliated Transactions Committee. These standards are described in writing in the Code of Ethics and the Affiliated Transactions Committee Charter, each of which is available on our website at http://ir.kkr.com/kfn_ir/kfn_governance.cfm under the captions “Code of Business Conduct and Ethics” and “Affiliated Transactions Committee Charter,” respectively.

We have implemented a Code of Ethics that sets forth various policies and procedures designed to promote ethical behavior by the directors, officers and employees of the Company and the Manager, if applicable. Our Code of Ethics defines conflicts of interest and requires all directors and executive officers of the Company to disclose any material transaction or relationship that reasonably could be expected to give rise to such a conflict to the Chairman of the Audit Committee. No action may be taken with respect to such transaction or relationship unless and until such action has been approved by the Audit Committee.

The Board has also delegated its responsibility for evaluating transactions in which a Related Party has, or will have, a direct or indirect material interest. For the purposes of our Code of Ethics, a ‘Related Party’ is defined as KKR, any entity that is controlled by or under the common control of KKR including, without limitation, the Manager, any executive officer, director or director nominee of, or any beneficial owner of 5% or more of any equity interest of, the Company, KKR or any of its affiliates, including the Manager, or member of the immediate family of any of the foregoing related persons or any entity in which any of the foregoing persons has, or will have, a direct or indirect material interest. Our management is responsible for determining when a Related Party transaction may occur and requesting approval by the Affiliated Transactions Committee.

Our Board has the authority, in its sole discretion, to grant exemptions from the ownership limitations contained in our Operating Agreement upon determining that granting such exemption will not adversely affect the ability of KKR Financial Holdings II, LLC, our wholly owned subsidiary, to maintain its qualification as a real estate investment trust for United States federal income tax purposes, and subject to such representations, covenants and undertakings as it may deem appropriate.

DIRECTOR INDEPENDENCE

See “Item 10—Corporate Governance—Director Independence” of this Form 10-K/A.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT COMMITTEE MATTERS

Audit Committee Report

The Audit Committee of the Board of Company reviews the Company’s financial reporting process, its system of internal controls, its audit process and its process for monitoring compliance with laws and regulations. Each of the five Audit Committee members satisfies the definition of independent director as established in the NYSE listing standards and applicable SEC regulations. The Audit Committee has reviewed the audited consolidated financial statements of the Company and discussed such statements with management. The Audit Committee has discussed with Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm during the year 2013, the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 16 “Communications with Audit Committees. The Audit Committee received from Deloitte the written disclosures and the letter required by applicable requirements of the Public Company Accounting Oversight Board regarding Deloitte’s communications with the Audit Committee regarding independence and discussed with Deloitte its independence. Based on its review of the written disclosures and the letter regarding Deloitte’s independence and its discussions with Deloitte, the Audit Committee has determined that Deloitte’s provision to the Company of various non-audit services for the year 2013 is compatible with maintaining its independence. Based on the review and discussions noted above, the Audit Committee recommended to the Board that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and be filed with the SEC. The Audit Committee also appointed Deloitte to serve as the Company’s independent registered public accounting firm for the year 2014.

This report of the Audit Committee shall not be deemed to be filed under the Exchange Act or incorporated by reference by any general statement incorporating the Form 10-K by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference.

Audit Committee
Ross J. Kari, Chairman
Tracy L. Collins
Robert L. Edwards
R. Glenn Hubbard
Scott A. Ryles

Principal Accounting Fees and Services

The aggregate fees and expenses billed by Deloitte for professional services rendered for the years ended December 31, 2013 and 2012 are set forth below.

	2013	2012
Audit Fees	$2,090,591	$1,734,000
Audit-Related Fees	$339,700	$324,500
Tax Fees	$568,432	$715,101
All Other Fees	—	—
Total Fees	$2,998,723	$2,773,601

Audit Fees were for the audits of our annual consolidated financial statements included in our Annual Report, reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, other assistance required to complete the year-end audits and other services rendered for comfort letters, consents and other assistance with our equity and bond offerings.

Audit-Related Fees include professional services performed in connection with our natural resources segment, as well as review of covenant compliance calculations and XBRL-related services.

Tax Fees were for services rendered related to tax compliance and reporting.

All Other Fees would include services not otherwise described above—none were incurred in 2013 or 2012.

Pre-Approval Policy for Services of Independent Registered Public Accounting Firm

The Audit Committee must pre-approve all audit services and permissible non-audit services provided by our independent public accounting firms to ensure that the work does not compromise its independence in performing audit services. The term of any general pre-approval is twelve months from the date of pre-approval, unless the Audit Committee considers a different period and states otherwise. The Audit Committee may revise the list of general pre-approved services from time to time. Unless a service to be provided by the independent public accounting firm falls within a pre-approved type of service, specific pre-approval by the Audit Committee will be required. Any proposed services falling within a pre-approved type of service but exceeding pre-approved fee levels for that type of service will also require specific pre-approval by the Audit Committee. The Audit Committee delegates pre-approval authority to its chair and may delegate pre-approval authority to one or more of its other members. The chair and any other member or members to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All services provided by Deloitte in 2013 were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

DOCUMENTS FILED AS PART OF THIS REPORT:

1. and 2. Financial Statements and Schedules

All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of our Annual Report on Form 10-K.

3. Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2007, among the Registrant, KKR Financial Holdings Corp. and KKR Financial Merger Corp.	S-4	333-140586	2	02/09/07

2.2	Agreement and Plan of Merger, dated as of December 16, 2013, by and among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC and the Company	8-K	001-33437	10.18	12/16/13

3.1	Amended and Restated Operating Agreement of the Registrant, dated May 3, 2007, as amended May 7, 2009	10-Q	001-33437	3.1	08/06/09

3.2	Amendment No.1 to the Amended and Restated Operating Agreement of the Registrant, dated February 28, 2010	10-K	001-33437	3.2	03/01/10

3.3	Amendment No. 2 to the Amended and Restated Operating Agreement of the Company, effective as of January 10, 2013	8-K	001-33437	3.1	01/11/13

3.4	Share Designation of the 7.375% Series A LLC Preferred Shares, dated as of January 17, 2013	8-K	001-33437	3.1	01/17/13

4.1	Form of Certificate for Common Shares	S-4	333-140586	A	02/09/07

4.2	Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.1	01/15/10

4.3	Supplemental Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.2	01/15/10

4.4	Form of 7.50% Convertible Senior Note due January 15, 2017	8-K	001-33437	4.2	01/15/10

4.5	Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association	8-K	001-33437	4.1	11/15/11

4.6	Supplemental Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association and Citibank, N.A.	8-K	001-33437	4.2	11/15/11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.7	Form of 8.375% Senior Note due November 15, 2041	8-K	001-33437	4.3	11/15/11

4.8	Supplemental Indenture, dated as of March 20, 2012, between the Company, Wilmington Trust, National Association, as Trustee, and Citibank N.A., as Authenticating Agent, Paying Agent and Security Registrar	8-K	001-33437	4.2	03/20/12

4.9	Form of 7.500% Senior Note due March 20, 2042	8-K	001-33437	4.2	03/20/12

4.10	Form of 7.375% Series A LLC Preferred Share Global Certificate	8-K	001-33437	4.1	01/17/13

10.1	Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	05/04/07

10.2	First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	06/15/07

10.3	2007 Share Incentive Plan	8-K	001-33437	10.2	05/04/07

10.4	Non-Employee Directors’ Deferred Compensation and Share Award Plan	8-K	001-33437	10.3	05/04/07

10.5	Form of Nonqualified Share Option Agreement	8-K	001-33437	10.4	05/04/07

10.6	Form of Restricted Share Award Agreement	8-K	001-33437	10.5	05/04/07

10.7	Form of Restricted Share Award Agreement for Non-Employee Directors	8-K	001-33437	10.6	05/04/07

10.8	Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.	8-K	001-33437	10.8	05/04/07

10.9*	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-1 Corp. and JPMorgan Chase Bank, National Association(1)	S-11/A	333-124103	10.6	06/09/05

10.10**	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC	S-11/A	333-124103	10.8	06/21/05

10.11**	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC	S-11/A	333-124103	10.11	06/21/05

10.12**	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.	S-11/A	333-124103	10.12	06/21/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Letter Agreement, dated February 27, 2009, between the Company and KKR Financial Advisors LLC	10-K	001-33437	10.21	03/02/09

10.14	Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10-Q	001-33437	10.18	05/02/11

10.15	First Omnibus Amendment, dated as of May 13, 2011, to Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10-Q	001-33437	10.19	08/04/11

10.16	Credit Agreement, dated as of November 30, 2012, among KKR Financial Holdings LLC, each lender from time to time party thereto, Citibank, N.A., as Swingline Lender and Issuing Bank, and Citibank, N.A., as Administrative Agent	8-K	001-33437	10.1	12/05/12

10.17	Second Amendment Agreement to the Amended and Restated Management Agreement, dated as of February 27, 2013, between the Registrant and KKR Financial Advisors LLC	10-K	001-33437	10.17	02/28/13

12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Share Distributions	10-K	001-33437	12.1	02/27/14

21.1	List of Subsidiaries of the Registrant	10-K	001-33437	21.1	02/27/14

23.1	Consent of Deloitte & Touche LLP	10-K	001-33437	23.1	02/27/14

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	10-K	001-33437	31.1	02/27/14

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended	10-K	001-33437	31.2	02/27/14

31.3	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

31.4	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X

32	Certification pursuant to 18 U.S.C. Section 1350	10-K	001-33437	32	02/27/14

101.INS	XBRL Instance Document	10-K	001-33437	101.INS	02/27/14

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-33437	101.SCH	02/27/14

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-33437	101.CAL	02/27/14

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-33437	101.DEF	02/27/14

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-33437	101.LAB	02/27/14

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-33437	101.PRE	02/27/14

(1)                                 The registrant has, in the ordinary course of business, entered into other substantially identical indentures, except for the other parties thereto, the amounts of each class issued, the dates of execution and certain other pricing related terms.

*                                         Previously filed as an exhibit to Amendment No. 2 to KKR Financial Corp.’s Registration Statement on Form S-11/A (Registration No. 333-124103), filed with the Securities and Exchange Commission on June 9, 2005.

**                                  Previously filed as an exhibit to Amendment No. 2 to KKR Financial Corp.’s Registration Statement on Form S-11/A (Registration No. 333-124103), filed with the Securities and Exchange Commission on June 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2013, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on April 23, 2014.

KKR FINANCIAL HOLDINGS LLC (Registrant)

By:	/s/ MICHAEL R. MCFERRAN
	Name:	Michael R. McFerran
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)