Form 10-Q
period 2014-03-31
KKR Financial Holdings LLC
filed 2014-05-08
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The number of shares of the registrant’s common shares outstanding as of May 1, 2014 was 204,824,159.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$185,073	$157,167
Restricted cash and cash equivalents	835,660	350,385
Securities	557,757	573,312
Corporate loans, net (includes $233,927 and $237,480 measured at estimated fair value and $510,687 and $279,748 loans held for sale as of March 31, 2014 and December 31, 2013, respectively)	6,202,732	6,466,720
Equity investments, at estimated fair value ($83,187 and zero pledged as collateral as of both March 31, 2014 and December 31, 2013, respectively)	285,988	181,212
Oil and gas properties, net	427,672	400,369
Interests in joint ventures and partnerships	516,375	436,241
Derivative assets	27,053	30,224
Interest and principal receivable	33,036	33,570
Other assets	90,983	87,998
Total assets	$9,162,329	$8,717,198
Liabilities
Collateralized loan obligation secured notes	$5,711,885	$5,249,383
Credit facilities	49,889	125,289
Senior notes	362,302	362,276
Junior subordinated notes	283,517	283,517
Accounts payable, accrued expenses and other liabilities	50,858	58,215
Accrued interest payable	21,898	23,575
Related party payable	18,018	5,574
Derivative liabilities	84,876	81,635
Total liabilities	6,583,243	6,189,464
Shareholders’ equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both March 31, 2014 and December 31, 2013	—	—
Common shares, no par value, 500,000,000 shares authorized, and 204,824,159 shares issued and outstanding as of both March 31, 2014 and December 31, 2013	—	—
Paid-in-capital	3,315,958	3,315,117
Accumulated other comprehensive loss	(21,372)	(15,652)
Accumulated deficit	(715,500)	(771,731)
Total shareholders’ equity	2,579,086	2,527,734
Total liabilities and shareholders’ equity	$9,162,329	$8,717,198

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Revenues
Loan interest income	$84,294	$98,261
Securities interest income	9,601	14,862
Oil and gas revenue	44,028	23,805
Other	2,667	3,522
Total revenues	140,590	140,450
Investment costs and expenses
Interest expense	47,245	41,880
Interest expense to affiliates	—	9,917
Provision for loan losses	—	11,068
Oil and gas production costs	10,834	7,908
Oil and gas depreciation, depletion and amortization	15,542	8,988
Other	149	1,288
Total investment costs and expenses	73,770	81,049
Other income
Net realized and unrealized gain on investments	77,764	94,727
Net realized and unrealized loss on derivatives and foreign exchange	(8,370)	(8,852)
Net loss on restructuring and extinguishment of debt	—	(20,269)
Other income	3,446	8,614
Total other income	72,840	74,220
Other expenses
Related party management compensation	25,617	28,306
General, administrative and directors expenses	3,903	4,794
Professional services	1,938	1,727
Total other expenses	31,458	34,827
Income before income taxes	108,202	98,794
Income tax expense	19	458
Net income	$108,183	$98,336

Preferred share distributions	6,891	6,738
Net income available to common shareholders	$101,292	$91,598

Net income per common share:
Basic	$0.49	$0.46
Diluted	$0.49	$0.46

Weighted-average number of common shares outstanding:
Basic	204,236	197,153
Diluted	204,236	197,153

Distributions declared per common share	$0.22	$0.26

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Net income	$108,183	$98,336
Other comprehensive (loss) income:
Unrealized (losses) gains on securities available-for-sale	(1,889)	5,525
Unrealized (losses) gains on cash flow hedges	(3,831)	11,158
Total other comprehensive (loss) income	(5,720)	16,683
Comprehensive income	$102,463	$115,019

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands)

					Accumulated
	Preferred Shares		Common Shares		Other		Total
	Shares	Paid-In Capital	Shares	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity
Balance at January 1, 2014	14,950	$361,622	204,824	$2,953,495	$(15,652)	$(771,731)	$2,527,734
Net income	—	—	—	—	—	108,183	108,183
Other comprehensive loss	—	—	—	—	(5,720)	—	(5,720)
Distributions declared on preferred shares	—	—	—	—	—	(6,891)	(6,891)
Distributions declared on common shares	—	—	—	—	—	(45,061)	(45,061)
Share-based compensation expense related to restricted common shares	—	—	—	841	—	—	841
Balance at March 31, 2014	14,950	$361,622	204,824	$2,954,336	$(21,372)	$(715,500)	$2,579,086

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Cash flows from operating activities
Net income	$108,183	$98,336
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss on derivatives and foreign exchange	8,370	8,852
Net loss on restructuring and extinguishment of debt	—	20,269
Write-off of debt issuance costs	296	4,080
Lower of cost or estimated fair value adjustment on corporate loans held for sale	(8,351)	4,749
Provision for loan losses	—	11,068
Impairment charges	2,928	5,862
Share-based compensation	841	980
Net realized and unrealized gain on investments	(72,341)	(105,338)
Depreciation and net amortization	12,324	(5,232)
Changes in assets and liabilities:
Interest receivable	(3,609)	1,921
Other assets	(7,245)	(12,881)
Related party payable	12,444	10,708
Accounts payable, accrued expenses and other liabilities	(14,781)	84
Accrued interest payable	(1,677)	(2,725)
Accrued interest payable to affiliates	—	(1,055)
Net cash provided by operating activities	37,382	39,678
Cash flows from investing activities
Principal payments from corporate loans	606,835	500,167
Principal payments from securities	20,197	57,342
Proceeds from sales of corporate loans	15,235	100,807
Proceeds from sales of securities	14,602	11,977
Proceeds from equity and other investments	42,464	2,007
Purchases of corporate loans	(403,502)	(434,408)
Purchases of securities	(62,211)	(20,990)
Purchases of equity and other investments	(81,458)	(32,345)
Net change in proceeds, purchases, and settlements of derivatives	(5,993)	(2,019)
Net change in restricted cash and cash equivalents	(485,275)	174,292
Net cash (used in) provided by investing activities	(339,106)	356,830
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	515,354	—
Retirement of collateralized loan obligation secured notes	(54,449)	(167,633)
Repayment of credit facilities	(75,400)	(61,700)
Net proceeds from issuance of preferred shares	—	361,622
Distributions on common shares	(45,061)	(53,243)
Distributions on preferred shares	(6,891)	—
Other capitalized costs	(3,923)	—
Net cash provided by financing activities	329,630	79,046
Net increase in cash and cash equivalents	27,906	475,554
Cash and cash equivalents at beginning of period	157,167	237,606
Cash and cash equivalents at end of period	$185,073	$713,160
Supplemental cash flow information
Cash paid for interest	$40,542	$43,494
Net cash paid for income taxes	$23	$4,462
Non-cash investing and financing activities
Issuance of restricted common shares	$—	$3,282
Loans transferred from held for investment to held for sale	$238,115	$21,388
Preferred share distributions declared, not yet paid	$—	$6,738
Conversion of convertible senior notes to common shares	$—	$186,254

See notes to condensed consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

KKR Financial Holdings LLC together with its subsidiaries (the “Company” or “KFN”) is a specialty finance company with expertise in a range of asset classes. The Company’s core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (the “Manager”) with the objective of generating both current income and capital appreciation by deploying capital to its strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity with a focus on specialty lending. The Company’s holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that the Company holds are typically purchased via assignment or participation in the primary or secondary market.

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

Proposed Merger with KKR & Co.

On December 16, 2013, the Company announced the signing of a definitive merger agreement pursuant to which KKR & Co. L.P. (“KKR & Co.”) has agreed to acquire all of KFN’s outstanding common shares through an exchange of equity through which the Company’s shareholders will receive 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN. The transaction is subject to approval by the Company’s common shareholders, customary regulatory approvals and other customary closing conditions, as well as the satisfaction of other certain conditions specified in the merger agreement. The merger agreement contains certain termination rights for both KFN and KKR & Co., and provides that under certain circumstances, KFN will be required to pay a termination fee of $26.25 million to KKR & Co. or will be required to reimburse KKR & Co. for its expenses up to $7.5 million. Subject to certain exceptions, KFN’s board of directors has agreed not to withhold, modify or qualify in a manner adverse to KKR & Co. the recommendation of the board that KFN’s shareholders approve the merger agreement.

Upon closing of the transaction, which is expected to occur in the second quarter of 2014, the Company will become a subsidiary of KKR & Co. The Company’s 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes will remain outstanding and will continue to file periodic reports under the Securities Exchange Act of 1934.

Pursuant to the merger agreement, upon the effective time of the merger, (i) each outstanding option to purchase a KFN common share will be cancelled and converted into the right to receive an amount in cash equal to the excess of the cash value of the number of KKR & Co. common units that a holder of one KFN common share would be entitled to in the merger over the exercise price per KFN common share subject to such option, (ii) each outstanding restricted KFN common share will be converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN’s Non-Employee Directors’ Deferred Compensation and Share Award Plan will be converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remain subject to the terms of the plan.

Under the terms of the merger agreement, the Company has agreed to conduct its business in the ordinary course and in a manner consistent in all material respects with past practice, subject to certain conditions and restrictions including, but not limited to the entry into certain material contracts or the incurrence of certain indebtedness. In addition, the Company is restricted in the amount of distributions that it can pay to its common shareholders without the prior consent of KKR & Co. In particular, the Company may not declare a quarterly distribution in excess of $0.22 per common share without KKR & Co.’s prior consent. The merger agreement also requires that the Company and KKR & Co. coordinate the timing of the declaration of distributions on its respective common equity prior to the closing of the merger so that, in any quarter, a holder of its common shares will not receive distributions in respect of both KFN common shares and in respect of the KKR & Co. common units that such holder will receive in the merger.

On April 30, 2014, the transaction was approved by the Company’s common shareholders and the merger was completed. Refer to Note 15 to these condensed consolidated financial statements.

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

Consolidation

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”), KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”), KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1”) and KKR Financial CLO 2013-2, Ltd. (“CLO 2013-2”) (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.

The Company finances the majority of its corporate debt investments through its CLOs. As of March 31, 2014, the Company’s nine CLOs held $6.6 billion par amount, or $6.4 billion estimated fair value, of corporate debt investments. As of December 31, 2013, the Company had eight CLOs that held $6.7 billion par amount, or $6.4 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of March 31, 2014 and December 31, 2013, the aggregate CLO debt totaled $5.7 billion and $5.2 billion, respectively, of secured debt outstanding held by unaffiliated third parties.

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

Equity Investments, at Estimated Fair Value:  Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) exit multiples. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

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

Investments are generally valued based on quotations from third party pricing services, unless such a quotation is unavailable or is determined to be unreliable or inadequately representing the fair value of the particular assets. In that case, valuations are based on either valuation data obtained from one or more other third party pricing sources, including broker dealers, or will reflect the valuation committee’s good faith determination of estimated fair value based on other factors considered relevant. For assets classified as Level 3, the investment professionals are responsible for documenting preliminary valuations based on various factors including their evaluation of financial and operating data, company specific developments, market valuations of comparable companies and model projections discussed above. All valuations are approved by the valuation committee.

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

On the condensed consolidated statements of cash flows, net additions or reductions to restricted cash and cash equivalents are classified as an investing activity as restricted cash and cash equivalents reflect the receipts from collections or sales of investments, as well as payments made to acquire investments held by third parties.

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

Other Securities, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain securities for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these securities. Other securities, at estimated fair value are included within securities on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

Residential Mortgage-Backed Securities, at Estimated Fair Value

The Company has elected the fair value option of accounting for its residential mortgage investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of its residential mortgage investments. RMBS, at estimated fair value are included within securities on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

Equity Investments, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain marketable equity securities and private equity investments. The Company elects the fair value option of accounting for private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Company elected the fair value option for certain equity investments for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these equity investments. Equity investments, at fair value, are managed based on overall value and potential returns. These equity investments carried at estimated fair value are presented separately on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

Interests in Joint Ventures and Partnerships

The Company has elected the fair value option of accounting for certain non-controlling interests in joint ventures and partnerships for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these interests. These interests in joint ventures and partnerships are presented separately on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

Securities Sold, Not Yet Purchased

Securities sold, not yet purchased consist of equity and debt securities that the Company has sold short. In order to facilitate a short sale, the Company borrows the securities from another party and delivers the securities to the buyer. The Company will be required to “cover” its short sale in the future through the purchase of the security in the market at the prevailing market price and deliver it to the counterparty from which it borrowed. The Company is exposed to a loss to the extent that the security price increases during the time from when the Company borrowed the security to when the Company purchases it in the market to cover the short sale. Securities sold, not yet purchased are presented within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets with gains and losses reported in net realized and unrealized gain on investments on the condensed consolidated statement of operations.

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

A corporate loan is typically placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the corporate loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the collateral securing the corporate loan decreases below the Company’s carrying value of such corporate loan. As such, corporate loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A corporate loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt.

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

TDRs are separately identified for impairment disclosures and are measured at either the estimated fair value or the present value of estimated future cash flows using the respective corporate loan’s effective rate at inception. Impairments associated with TDRs are included within the allocated component of the Company’s allowance for loan losses.

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

The corporate loans the Company invests in are generally deemed in default upon the non-payment of a single interest payment or as a result of the violation of a covenant in the respective corporate loan agreement. The Company charges-off a portion or all of its amortized cost basis in a corporate loan when it determines that it is uncollectible due to either: (i) the estimation based on a recovery value analysis of a defaulted corporate loan that less than the amortized cost amount will be recovered through the agreed upon restructuring of the corporate loan or as a result of a bankruptcy process of the issuer of the corporate loan; or (ii) the determination by the Company to transfer a corporate loan to held for sale with the corporate loan having an estimated fair value below the amortized cost basis of the corporate loan.

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

The Company’s allowance for loan losses represents its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company’s allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of the Company’s corporate loan portfolio that is performed on a quarterly basis. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertains to specific corporate loans that the Company has determined are impaired. The Company determines a corporate loan is impaired when management estimates that it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the corporate loan agreement. On a quarterly basis the Company performs a comprehensive review of its entire corporate loan portfolio and identifies certain corporate loans that it has determined are impaired. Once a corporate loan is identified as being impaired, the Company places the corporate loan on non-accrual status, unless the corporate loan is already on non-accrual status, and records an allowance that reflects management’s best estimate of the loss that the Company expects to recognize from the corporate loan. The expected loss is estimated as being the difference between the Company’s current cost basis of the corporate loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the corporate loan’s effective interest rate, except as a practical expedient, the corporate loan’s observable estimated fair value may be used. The Company also estimates the probable credit losses inherent in its unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments is recorded in accounts payable, accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The unallocated component of the Company’s allowance for loan losses represents its estimate of probable losses inherent in the corporate loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. The Company estimates the unallocated component of the allowance for loan losses through a comprehensive review of its corporate loan portfolio and identifies certain corporate loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all corporate loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include the current and/or forecasted financial performance, liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the corporate loan if available. All corporate loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the corporate loan in the issuer’s capital structure. The seniority classifications assigned to corporate loans are senior secured, second lien and subordinate. Senior secured consists of corporate loans that are the most senior debt in an issuer’s capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured corporate loans often have a first lien on some or all of the issuer’s assets. Second lien consists of corporate loans that are secured by a second lien interest on some or all of the issuer’s assets; however, the corporate loan is subordinate to the first lien debt in the issuer’s capital structure. Subordinate consists of corporate loans that are generally unsecured and subordinate to other debt in the issuer’s capital structure.

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

Corporate Loans, at Estimated Fair Value

The Company has elected the fair value option of accounting for certain corporate loans for the purpose of enhancing the transparency of its financial condition as fair value is consistent with how the Company manages the risks of these corporate loans. Corporate loans carried at estimated fair value are included within corporate loans, net on the condensed consolidated balance sheets with unrealized gains and losses reported in net realized and unrealized gain on investments in the condensed consolidated statement of operations.

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

Oil and Gas Revenue Recognition

Oil, natural gas and NGL revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The Company follows the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which the Company is entitled based on the Company’s working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup their entitled share through future production. Under the sales method, no receivables are recorded when the Company has taken less than its share of production and no payables are recorded when the Company has taken more than its share of production.

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

Preferred Shares

Distributions on the Company’s Series A LLC Preferred Shares are cumulative and payable quarterly when and if declared by the Company’s board of directors at a 7.375% rate per annum. The Company accrues for the distribution upon declaration and is included within accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

Derivative Instruments

The Company recognizes all derivatives on the condensed consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, the Company records changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in accumulated other comprehensive loss and subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in net realized and unrealized loss on derivatives and foreign exchange on the condensed consolidated statements of operations.

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

Foreign Currency

The Company makes investments in non-United States dollar denominated assets including securities, loans, equity investments, at estimated fair value and interests in joint ventures and partnerships. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the United States dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in a foreign currency are converted to the United States dollar using prevailing exchange rates on the balance sheet date.

Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the United States dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in net realized and unrealized loss on derivatives and foreign exchange on the condensed consolidated statements of operations.

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

Income Taxes

The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes. Holders of the Company’s common and preferred shares will be required to take into account their allocable share of each item of the Company’s income, gain, loss, deduction, and credit that is allocated to such class of shares for the taxable year of the Company ending within or with their taxable year.

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

Earnings Per Common Share

The Company presents both basic and diluted earnings per common share (“EPS”) in its condensed consolidated financial statements and footnotes thereto. Basic earnings per common share (“Basic EPS”) excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. The Company calculates EPS using the more dilutive of the two-class method or the if-converted method. The two-class method is an earnings allocation formula that determines EPS for common shares and participating securities. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) are allocated to common shares, preferred shares and participating securities based on their respective rights to receive dividends. Diluted earnings per common share (“Diluted EPS”) reflects the potential dilution of common share options and unvested restricted common shares using the treasury method or if-converted method.

NOTE 3. EARNINGS PER COMMON SHARE

The following table presents a reconciliation of basic and diluted net income per common share for the three months ended March 31, 2014 and 2013 (amounts in thousands, except per share information):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Net income	$108,183	$98,336
Less: Preferred share distributions	6,891	6,738
Net income available to common shareholders	$101,292	$91,598
Less: Dividends and undistributed earnings allocated to participating securities	309	338
Net income allocated to common shareholders	$100,983	$91,260
Basic:
Basic weighted average common shares outstanding	204,236	197,153
Net income per common share	$0.49	$0.46
Diluted:
Diluted weighted average common shares outstanding(1)	204,236	197,153
Net income per common share	$0.49	$0.46

(1)                                 Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for the three months ended March 31, 2014 and 2013.

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

The following table summarizes the Company’s securities as of March 31, 2014, which are carried at estimated fair value (amounts in thousands):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available-for-sale	$335,585	$22,397	$(719)	$357,263
Other securities, at estimated fair value(1)	133,287	9,001	(547)	141,741
Residential mortgage-backed securities, at estimated fair value(1)	107,189	767	(49,203)	58,753
Total securities	$576,061	$32,165	$(50,469)	$557,757

(1)                                 Unrealized gains and losses presented represent amounts as of period-end. Unrealized gains and losses recognized during the year for these securities are recorded in earnings.

The following table summarizes the Company’s securities as of December 31, 2013, which are carried at estimated fair value (amounts in thousands):

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

The following table shows the gross unrealized losses and estimated fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2014
Securities available-for-sale	$28,480	$(533)	$30,417	$(186)	$58,897	$(719)
December 31, 2013
Securities available-for-sale	$25,543	$(658)	$30,034	$(567)	$55,577	$(1,225)

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

During the three months ended March 31, 2014 and 2013, the Company recognized losses totaling $2.9 million and $5.9 million, respectively, for securities available-for-sale that it determined to be other-than-temporarily impaired. The Company intends to sell these securities and as a result, the entire amount of the loss is recorded through earnings in net realized and unrealized gain on investments in the condensed consolidated statements of operations.

As of March 31, 2014, the Company had a corporate debt security from one issuer in default with an estimated fair value of $6.6 million, which was on non-accrual status. As of December 31, 2013, the Company had a corporate debt security from one issuer in default with an estimated fair value of $25.4 million, which was on non-accrual status.

Securities available-for-sale sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Gross realized gains	$—	$2,150
Gross realized losses	—	—
Net realized gains	$—	$2,150

Troubled Debt Restructurings

During the three months ended March 31, 2014, the Company modified a security with an amortized cost of $24.1 million related to a single issuer in a restructuring that qualified as a TDR. The TDR involving this security, along with corporate loans related to the same issuer, were converted into a combination of equity carried at estimated fair value and cash. Post-modification, the equity securities received from the security TDR had an estimated fair value of $16.1 million. Refer to “Troubled Debt Restructurings” section within Note 5 to these condensed consolidated financial statements for further discussion on the loan TDRs related to this single issuer. There were no securities that qualified as TDRs during the three months ended March 31, 2013.

As of March 31, 2014, no securities modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

Concentration Risk

The Company’s corporate debt securities portfolio, which includes securities available-for-sale and other securities at estimated fair value, has certain credit risk concentrated in a limited number of issuers. As of March 31, 2014, approximately 59% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by JC Penney Corp. Inc., LCI Helicopters Limited and NXP Semiconductor NV, which combined represented $125.1 million, or approximately 25% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2013, approximately 55% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, JC Penney Corp. Inc. and NXP Semiconductor NV, which combined represented $104.5 million, or approximately 21% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	As of March 31, 2014	As of December 31, 2013
Pledged as collateral for collateralized loan obligation secured debt	$332,268	$324,830
Total	$332,268	$324,830

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

The following table summarizes the Company’s corporate loans as of March 31, 2014 (amounts in thousands):

	March 31, 2014
	Corporate Loans Held for Investment	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$5,770,433	$541,431	$255,712	$6,567,576
Net unamortized discount	(88,774)	(23,218)	(36,275)	(148,267)
Total amortized cost	5,681,659	518,213	219,437	6,419,309
Lower of cost or fair value adjustment	—	(7,526)	—	(7,526)
Allowance for loan losses	(223,541)	—	—	(223,541)
Unrealized gains	—	—	14,490	14,490
Net carrying value	$5,458,118	$510,687	$233,927	$6,202,732

(1)         Principal amounts of corporate loans and corporate loans held for sale are net of cumulative charge-offs and other adjustments totaling $15.7 million as of March 31, 2014.

The following table summarizes the Company’s corporate loans as of December 31, 2013 (amounts in thousands):

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

Allowance for Loan Losses

As of March 31, 2014 and December 31, 2013, the Company had an allowance for loan losses of $223.5 million and $225.0 million, respectively. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represents the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consists of individual loans that are impaired. The unallocated component of the allowance for loan losses represents the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$224,999	$223,472
Provision for loan losses	—	11,068
Charge-offs	(1,458)	(28,313)
Ending balance	$223,541	$206,227

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$113,655	$142,682
Ending balance: collectively evaluated for impairment	109,886	82,317
	$223,541	$224,999
Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$397,580	$554,442
Ending balance: collectively evaluated for impairment	5,300,784	5,638,790
	$5,698,364	$6,193,232

(1)         Recorded investment is defined as amortized cost plus accrued interest.

As of March 31, 2014, the allocated component of the allowance for loan losses totaled $113.7 million and relates to investments in certain loans issued by three issuers with an aggregate par amount of $422.6 million and an aggregate recorded investment of $397.6 million. Of the allocated component totaling $113.7 million, $68.2 million related to Texas Competitive Electric Holdings Company LLC (“TXU”), which had an aggregate amortized cost of $311.6 million as of March 31, 2014. As of December 31, 2013, the allocated component of the allowance for loan losses totaled $142.7 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $594.4 million and an aggregate recorded investment of $554.4 million. Of the allocated component totaling $142.7 million, $66.9 million related to TXU, which had an aggregate amortized cost of $311.6 million as of December 31, 2013.

The following table summarizes the Company’s recorded investment and unpaid principal balance in impaired loans, as well as the related allowance for credit losses as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014			December 31, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
With no related allowance recorded	$—	$—	$—	$—	$—	$—
With an allowance recorded	397,580	422,624	113,655	554,442	594,416	142,682
Total	$397,580	$422,624	$113,655	$554,442	$594,416	$142,682

(1)         Recorded investment is defined as amortized cost plus accrued interest.

The following table summarizes the Company’s average recorded investment in impaired loans and interest income recognized for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014		For the three months ended March 31, 2013
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded	$—	$—	$3,245	$—
With an allowance recorded	476,011	3,543	480,534	4,274
Total	$476,011	$3,543	$483,779	$4,274

(1)         Recorded investment is defined as amortized cost plus accrued interest.

As of March 31, 2014 and December 31, 2013, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans are on non-accrual status, the Company’s non-accrual loans also include (i) other loans held for investment, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value, which are not reflected in the table above. Any of these three classifications may include those loans modified in a TDR, which are typically designated as being non-accrual (see “Troubled Debt Restructurings” section below).

The following table summarizes the Company’s recorded investment in non-accrual loans as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
Loans held for investment	$397,580	$554,442
Loans held for sale	44,780	44,823
Loans at estimated fair value	13,025	24,883
Total non-accrual loans	$455,385	$624,148

For the three months ended March 31, 2014, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $4.2 million, which included $3.5 million for non-accrual loans that were held for investment, $0.6 million for non-accrual loans held for sale and $0.1 million for non-accrual loans carried at estimated fair value. For the three months ended March 31, 2013, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual was $8.0 million, which included $4.3 million for impaired loans that were held for investment and $3.7 million for non-accrual loans held for sale.

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of March 31, 2014, the Company held a total recorded investment of $46.9 million of non-accrual and past due loans held for investment from one issuer, all of which were in default as of March 31, 2014. The associated past due interest payments related to the $46.9 million recorded investment was $0.6 million, of which $0.1 million was 60-89 days past due and $0.5 million was 90 or more days past due. As of December 31, 2013, the Company held a total recorded investment of $237.2 million of non-accrual and past due loans held for investment from three issuers, certain of which were in default as of December 31, 2013. The associated past due interest payments related to the $237.2 million recorded investment was $5.6 million, of which $0.9 million was less than 30 days past due, $2.3 million was 60-89 days past due, and $2.4 million was 90 or more days past due. In addition, as of December 31, 2013, the Company held $15.5 million par amount and $12.2 million estimated fair value of non-accrual and past due loans carried at estimated fair value from one issuer, which was also in default as of December 31, 2013. The associated interest payments related to the $12.2 million loans at estimated fair value that were 90 or more days past due was $0.2 million.

The unallocated component of the allowance for loan losses totaled $109.9 million and $82.3 million as of March 31, 2014 and December 31, 2013, respectively. As described in Note 2 to these condensed consolidated financial statements, the Company estimates the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identifies certain loans that demonstrate possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determines internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of March 31, 2014 and December 31, 2013 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment March 31, 2014 (1)	Recorded Investment December 31, 2013 (1)
High	Senior Secured Loan	$—	$26,886
	Second Lien Loan	—	286,996
	Subordinated	—	11,643
		$—	$325,525
Moderate	Senior Secured Loan	$1,146,308	$1,033,065
	Second Lien Loan	—	27,504
	Subordinated	41,025	39,329
		$1,187,333	$1,099,898
Low	Senior Secured Loan	$4,041,984	$4,148,913
	Second Lien Loan	25,871	25,864
	Subordinated	45,596	38,590
		$4,113,451	$4,213,367
	Total Unallocated	$5,300,784	$5,638,790
	Total Allocated	397,580	554,442
	Total Loans Held for Investment	$5,698,364	$6,193,232

(1)         Recorded investment is defined as amortized cost plus accrued interest.

During the three months ended March 31, 2014 and 2013, the Company recorded charge-offs totaling $1.5 million and $28.3 million, respectively, comprised primarily of loans modified in TDRs.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As of March 31, 2014 and December 31, 2013, the Company had $510.7 million and $279.7 million of loans held for sale, respectively. During the three months ended March 31, 2014 and 2013, the Company transferred $238.1 million and $21.4 million amortized cost amount of loans from held for investment to held for sale, respectively. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. During both the three months ended March 31, 2014 and 2013, the Company transferred no loans held for sale back to loans held for investment. Transfers back to held for investment may occur as the circumstances that led to the initial transfer to held for sale are no longer present. Such circumstances may include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

The Company recorded an $8.4 million reduction to the lower of cost or estimated fair value adjustment for the three months ended March 31, 2014 for certain loans held for sale, which had a carrying value of $510.7 million as of March 31, 2014. Comparatively, the Company recorded a $4.7 million net charge to earnings for the three months ended March 31, 2013 for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $107.4 million as of March 31, 2013.

Defaulted Loans

As of March 31, 2014, the Company held three corporate loans that were in default with a total amortized cost of $46.9 million from one issuer. The $46.9 million total amortized cost was included in loans that comprised the allocated component of the Company’s allowance for loan losses. As of December 31, 2013, the Company held six corporate loans that were in default with a total amortized cost of $215.7 million from two issuers. Of the $215.7 million total amortized cost, $203.7 million were included in the loans that comprised the allocated component of the Company’s allowance for loan losses and $12.0 million were included in loans carried at estimated fair value.

Troubled Debt Restructurings

The recorded investment balance of TDRs at March 31, 2014 totaled $80.3 million, related to four issuers. Comparatively, the recorded investment balance of TDRs at December 31, 2013 totaled $55.4 million, related to three issuers. Loans whose terms have been modified in a TDR are considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. As of March 31, 2014 and December 31, 2013, $55.3 million and $55.4 million of TDRs were included in non-accrual loans, respectively (see “Non-Accrual Loans” section above). As of both March 31, 2014 and December 31, 2013, the allowance for loan losses included specific reserves of $22.1 million related to TDRs.

The following table presents the aggregate balance of loans whose terms have been modified in a TDR during the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(3)
Troubled debt restructurings:
Loans held for investment	1	$154,075	$—	2	$68,358	$39,430
Loans at estimated fair value	2	41,347	24,571	1	1,670	1,229
Total		$195,422	$24,571		$70,028	$40,659

(1)                                 Recorded investment is defined as amortized cost plus accrued interest.

(2)                                 Excludes equity securities received from the loans held for investment and/or loans at estimated fair value TDRs with an estimated fair value of $92.0 million and $12.3 million, from the two issuers, respectively.

(3)                                 Excludes equity securities received from the loans held for investment TDRs with an estimated fair value of $2.1 million.

During the three months ended March 31, 2014, the Company modified an aggregate recorded investment of $195.4 million related to two issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) a combination of equity carried at estimated fair value and cash, or (ii) a combination of equity and loans carried at estimated fair value with extended maturities ranging from an additional three to five-year period and a higher spread of 4.0%. Prior to the restructurings, one of the TDRs described above was already identified as impaired and had specific allocated reserves, while the other two were loans carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets plus cash received was charged-off against the allowance for loan losses. The TDRs resulted in $1.1 million of charge-offs, or 76% of the total $1.5 million of charge-offs recorded during the first quarter of 2014.

During the three months ended March 31, 2013, the Company modified an aggregate recorded investment of $70.0 million related to three issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%. Prior to the restructurings, two of the TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge-offs, or 95% of the total $28.3 million of charge-offs recorded during the first quarter of 2013.

As of March 31, 2014 and December 31, 2013, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR.

As of March 31, 2014 and December 31, 2013, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

During both the three months ended March 31, 2014 and 2013, the Company modified $1.0 billion amortized cost of corporate loans that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2014, approximately 44% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, U.S. Foods Inc. and First Data Corp., which combined represented $842.7 million or approximately 13% of the aggregated amortized cost basis of the Company’s corporate loans. As of December 31, 2013, approximately 46% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.2 million or approximately 14% of the aggregated amortized cost basis of the Company’s corporate loans.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the amortized cost of corporate loans pledged as collateral as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	As of March 31, 2014	As of December 31, 2013
Pledged as collateral for collateralized loan obligation secured debt	$6,095,904	$6,231,541
Total	$6,095,904	$6,231,541

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

The following table summarizes the Company’s oil and gas properties as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	As of March 31, 2014	As of December 31, 2013
Proved oil and natural gas properties (successful efforts method)	$494,673	$451,909
Unproved oil and natural gas properties	16,913	16,913
Less: Accumulated depreciation, depletion and amortization	(83,914)	(68,453)
Oil and gas properties, net	$427,672	$400,369

Development and Other Purchases

The Company has previously accounted for certain of its oil and natural gas properties as business combinations under the acquisition method of accounting, whereby the Company (i) conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values and (ii) expensed as incurred transaction and integration costs associated with the acquisitions. Separate from these acquisitions, the Company deployed capital to develop and purchase other interests and assets in the natural resources sector.

During the first quarter of 2014 and year ended December 31, 2013, the Company capitalized an additional $41.0 million and $154.5 million, respectively, as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties. Accordingly, these amounts are included in oil and gas properties, net on the condensed consolidated balance sheets.

NOTE 7. BORROWINGS

Certain information with respect to the Company’s borrowings as of March 31, 2014 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(1)
CLO 2005-1 senior secured notes	$175,023	0.76%	1,122	$280,653
CLO 2005-2 senior secured notes	325,453	0.63	1,336	452,302
CLO 2006-1 senior secured notes	371,782	0.69	1,608	569,034
CLO 2007-1 senior secured notes	2,075,040	0.79	2,602	2,374,552
CLO 2007-1 mezzanine notes	429,185	3.73	2,602	491,131
CLO 2007-1 subordinated notes(2)	136,097	12.77	2,602	155,743
CLO 2007-A senior secured notes	416,203	1.58	1,294	415,856
CLO 2007-A mezzanine notes	115,569	7.59	1,294	115,473
CLO 2007-A subordinated notes(2)	15,096	18.14	1,294	15,083
CLO 2011-1 senior debt	491,265	1.58	1,598	580,256
CLO 2012-1 senior secured notes	362,836	2.33	3,912	354,926
CLO 2012-1 subordinated notes(2)	18,000	19.25	3,912	17,608
CLO 2013-1 senior secured notes	449,606	1.97	4,124	460,899
CLO 2013-2 senior secured notes	330,730	2.22	4,316	150,246
Total collateralized loan obligation secured debt	5,711,885			6,433,762
Senior secured credit facility	—	2.48	609	—
2015 Asset-based borrowing facility	49,889	2.40	584	212,249
2018 Asset-based borrowing facility(3)	—	—	1,429	—
Total credit facilities	49,889			212,249
8.375% Senior notes	250,817	8.38	10,091	—
7.500% Senior notes	111,485	7.50	10,216	—
Junior subordinated notes	283,517	5.39	8,224	—
Total borrowings	$6,407,593			$6,646,011

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

(3)                             Borrowing rates range from 1.75% to 3.25% plus London interbank offered rate (“LIBOR”) per annum based on the amount outstanding.

Certain information with respect to the Company’s borrowings as of December 31, 2013 is summarized in the following table (dollar amounts in thousands):

	Outstanding Borrowings	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(1)
CLO 2005-1 senior secured notes	$193,909	0.73	1,212	$303,104
CLO 2005-2 senior secured notes	335,570	0.63	1,426	496,917
CLO 2006-1 senior secured notes	384,925	0.69	1,698	649,894
CLO 2007-1 senior secured notes	2,075,040	0.79	2,692	2,354,938
CLO 2007-1 mezzanine notes	406,428	3.65	2,692	461,250
CLO 2007-1 subordinated notes(2)	136,097	18.15	2,692	154,456
CLO 2007-A senior secured notes	428,152	1.57	1,384	540,677
CLO 2007-A mezzanine notes	55,327	7.44	1,384	69,867
CLO 2007-A subordinated notes(2)	15,096	42.22	1,384	19,063
CLO 2011-1 senior debt	388,703	1.25	1,688	517,597
CLO 2012-1 senior secured notes	362,727	2.34	4,002	376,603
CLO 2012-1 subordinated notes(2)	18,000	11.67	4,002	18,689
CLO 2013-1 senior secured notes	449,409	1.98	4,214	468,915
Total collateralized loan obligation secured debt	5,249,383			6,431,970
Senior secured credit facility(3)	75,000	1.39	699	—
2015 Asset-based borrowing facility	50,289	2.42	674	213,935
2018 Asset-based borrowing facility(4)	—	—	1,519	—
Total credit facilities	125,289			213,935
8.375% Senior notes	250,800	8.38	10,181	—
7.500% Senior notes	111,476	7.50	10,306	—
Junior subordinated notes	283,517	5.39	8,347	—
Total borrowings	$6,020,465			$6,645,905

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

(4)                                 Borrowing rates range from 1.75% to 3.25% plus London interbank offered rate (“LIBOR”) per annum based on the amount outstanding.

CLO Debt

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 are no longer in their reinvestment periods. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the three months ended March 31, 2014 and 2013, $54.4 million and $146.2 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2007-1, CLO 2012-1, CLO 2013-1 and CLO 2013-2 will end their reinvestment periods during May 2014, December 2016, July 2017 and January 2018, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the three months ended March 31, 2014 and 2013, zero and $21.5 million, respectively, of original CLO 2011-1 senior notes were repaid.

During the three months ended March 31, 2014, the Company issued $21.9 million par amount of CLO 2007-1 class E notes for proceeds of $21.9 million. In addition, during the three months ended March 31, 2014, the Company issued $29.8 million par amount of CLO 2007-A class G notes for proceeds of $30.2 million and $29.8 million par amount of CLO 2007-A class H notes for proceeds of $30.1 million.

On January 23, 2014, the Company closed CLO 2013-2, a $384.0 million secured financing transaction maturing on January 23, 2026. The Company issued $339.3 million par amount of senior secured notes to unaffiliated investors, of which $319.3 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.16% and $20.0 million was fixed rate at 3.74%. The investments that are owned by CLO 2013-2 collateralize the CLO 2013-2 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

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

Credit Facilities

Senior Secured Credit Facility

On November 30, 2012, the Company entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the “2015 Facility”). The Company has the right to prepay loans under the 2015 Facility in whole or in part at any time. Loans under the 2015 Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. As of March 31, 2014 and December 31, 2013, the Company had zero and $75.0 million, respectively of borrowings outstanding under the 2015 Facility.

Asset-Based Borrowing Facilities

On November 14, 2013, the Company’s five-year nonrecourse, asset-based revolving credit facility (the “2015 Natural Resources Facility”), maturing on November 5, 2015, was adjusted and reduced to $94.6 million, which is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company. As of March 31, 2014 and December 31, 2013, the Company had $49.9 million and $50.3 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility.

On February 27, 2013, the Company entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On December 20, 2013, the 2018 Natural Resources Facility was adjusted and increased to $42.0 million. The Company has the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to the Company. As of both March 31, 2014 and December 31, 2013, the Company had no borrowings outstanding under the 2018 Natural Resources Facility.

As of both March 31, 2014 and December 31, 2013, the Company believes it was in compliance with the covenant requirements for its credit facilities.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	As of March 31, 2014		As of December 31, 2013
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$469,333	$(45,752)	$478,333	$(42,078)
Free-Standing Derivatives:
Commodity swaps	—	(2,175)	—	1,493
Credit default swaps—protection purchased	—	—	(100,000)	(2,019)
Foreign exchange forward contracts	(341,554)	(25,161)	(320,380)	(25,258)
Foreign exchange options	129,900	8,128	129,900	8,941
Common stock warrants	—	960	—	945
Total rate of return swaps	—	(115)	—	(229)
Options	—	6,292	—	6,794
Total		$(57,823)		$(51,411)

Cash Flow Hedges

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Company designates these interest rate swaps as cash flow hedges. As of March 31, 2014 and December 31, 2013, the Company had interest rate swaps with notional amounts totaling $469.3 million and $478.3 million, respectively. Changes in the estimated fair value of the interest rate swaps are recorded through accumulated other comprehensive loss, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period.

The following table presents the net (losses) gains recognized in other comprehensive loss related to derivatives in cash flow hedging relationships for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Net (losses) gains recognized in accumulated other comprehensive loss on cash flow hedges	$(3,831)	$11,158

For all hedges where hedge accounting is being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges are performed at least quarterly. During the three months ended March 31, 2014 and 2013, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

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

The following table summarizes open positions as of March 31, 2014, and represents, as of such date, derivatives in place through December 31, 2016, on expected annual production volumes:

	2014	2015	2016
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	4,373	4,277	1,805
Average price ($/MMBtu)	$4.34	$4.73	$4.44
Natural gas liquid positions:
Fixed price swaps:
Hedged volume (MBbls)	122	41	—
Average price ($/Bbl)	$31.26	$42.39	$—
Oil positions:
Fixed price swaps:
Hedged volume (MBbls)	573	541	—
Average price ($/Bbl)	$92.35	$88.40	$—

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

As of March 31, 2014 and December 31, 2013, the Company had purchased protection with a notional amount of zero and $100.0 million, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of March 31, 2014 and December 31, 2013, the net contractual notional balance of our foreign exchange options and forward contracts totaled $211.7 million and $190.5 million, respectively, all of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Income (Loss)

The following table presents the amounts recorded in net realized and unrealized loss on derivatives and foreign exchange on the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Realized gains (losses)(1)	Unrealized gains (losses)	Total	Realized gains (losses)(1)	Unrealized gains (losses)	Total
Commodity swaps	$(1,914)	$(3,667)	$(5,581)	$1,109	$(6,109)	$(5,000)
Credit default swaps	(2,167)	1,986	(181)	(2,643)	1,470	(1,173)
Foreign exchange forward contracts and options(2)	(450)	68	(382)	(911)	(1,920)	(2,831)
Common stock warrants	—	14	14	—	152	152
Total rate of return swaps	(1,943)	114	(1,829)	—	—	—
Options	—	(411)	(411)	—	—	—
Net realized and unrealized losses	$(6,474)	$(1,896)	$(8,370)	$(2,445)	$(6,407)	$(8,852)

(1)         Includes related income and expense on the derivatives.

(2)         Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

The Company is not subject to a master netting arrangement and the Company’s derivative instruments are presented on a gross basis on its condensed consolidated balance sheets.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of changes in accumulated other comprehensive loss were as follows (amounts in thousands):

	Three months ended March 31, 2014(1)			Three months ended March 31, 2013(1)
	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total
Beginning balance	$23,567	$(39,219)	$(15,652)	$17,472	$(87,698)	$(70,226)
Other comprehensive (loss) income before reclassifications	(303)	(3,831)	(4,134)	2,412	11,158	13,570
Amounts reclassified from accumulated other comprehensive loss(2)	(1,586)	—	(1,586)	3,113	—	3,113
Net current-period other comprehensive (loss) income	(1,889)	(3,831)	(5,720)	5,525	11,158	16,683
Ending balance	$21,678	$(43,050)	$(21,372)	$22,997	$(76,540)	$(53,543)

(1)         The Company’s gross and net of tax amounts are the same.

(2)         Includes an impairment charge of $2.9 million and $5.9 million for investments which were determined to be other-than-temporary for the three months ended March 31, 2014 and 2013, respectively. These reclassified amounts are included in net realized and unrealized gain on investments on the condensed consolidated statements of operations.

NOTE 10. COMMITMENTS & CONTINGENCIES

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company, subject to certain conditions, to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of March 31, 2014 and December 31, 2013, the Company had committed to purchase corporate loans with aggregate par amounts totaling $309.5 million and $62.7 million, respectively. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of March 31, 2014 and December 31, 2013, the Company had unfunded financing commitments for corporate loans totaling $15.1 million and $17.4 million, respectively. The Company did not have any significant losses as of March 31, 2014, nor does it expect any significant losses related to those assets for which it committed to purchase and fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $251.0 million as of March 31, 2014 and $325.5 million as of December 31, 2013.

Guarantees

As of March 31, 2014 and December 31, 2013, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $297.5 million and $231.7 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. The Company does not expect any related losses. As of both March 31, 2014 and December 31, 2013, the Company also had financial guarantees related to its natural resources investments totaling $17.9 million for which the Company does not expect any significant losses.

Contingencies

The Company has been named as a party in various legal actions in connection with the announced merger with KKR. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage and the Company cannot predict with certainty the loss or range of loss that may be incurred. The Company has denied, or believes it has a meritorious defense and will deny liability in the significant cases pending against the Company. Based on current discussion and consultation with counsel, management believes that the resolution of these matters will not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 11. SHAREHOLDERS’ EQUITY

Preferred Shares

On January 17, 2013, the Company issued 14.95 million of Series A LLC Preferred Shares for gross proceeds of $373.8 million, and net proceeds of $362.0 million. The Series A LLC Preferred Shares trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “KFN.PR” and began trading on January 28, 2013. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by the Company’s board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year at a rate per annum equal to 7.375%.

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

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of March 31, 2014, the 2007 Share Incentive Plan authorizes a total of 8,964,625 shares that may be used to satisfy awards under the 2007 Share Incentive Plan.

The following table summarizes restricted common share transactions:

	Manager	Directors	Total
Unvested shares as January 1, 2014	584,634	85,194	669,828
Issued	—	—	—
Vested	(243,648)	—	(243,648)
Forfeited	—	—	—
Unvested shares as of March 31, 2014	340,986	85,194	426,180

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $11.57 and $11.07 per share at March 31, 2014 and 2013, respectively. There were $2.4 million and $5.3 million of total unrecognized compensation costs related to unvested restricted common shares granted as of March 31, 2014 and 2013, respectively. These costs are expected to be recognized through 2016.

The following table summarizes common share option transactions:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2014	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2014	1,932,279	$20.00

As of March 31, 2014 and 2013, 1,932,279 common share options were exercisable. As of March 31, 2014, the common share options were fully vested and expire in August 2014.

For the three months ended March 31, 2014 and 2013, the components of share-based compensation expense are as follows (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Restricted common shares granted to Manager	$577	$719
Restricted common shares granted to certain directors	264	261
Total share-based compensation expense	$841	$980

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below, for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Base management fees, net	$3,622	$9,557
CLO management fees	8,536	849
Incentive fees	12,882	17,181
Manager share-based compensation	577	719
Total related party management compensation	$25,617	$28,306

Base Management Fees

The Company pays its Manager a base management fee monthly in arrears. During the three months ended March 31, 2014, certain related party fees received by affiliates of the Manager were credited to the Company via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of the Manager for certain of the Company’s CLOs were credited to the Company via an offset to the base management fee.

In addition, during the second half of 2013, the Company invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, the Manager agreed to reduce the Company’s base management fee payable to the Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. Separately, certain third-party expenses accrued and paid by the Company in the fourth quarter of 2013 in connection with the proposed merger with KKR were used to reduce the Company’s base management fees payable to the Manager in an amount equal to such third-party expenses.

The table below summarizes the aggregate base management fees for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Base management fees, gross	$9,992	$9,557
CLO management fees credit(1)	(6,370)	—
Total base management fees, net	$3,622	$9,557

(1)         See “CLO Management Fees” for further discussion.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million of base management fees during each of the three months ended March 31, 2014 and 2013.

CLO Management Fees

An affiliate of the Manager entered into separate management agreements with the respective investment vehicles for all of the Company’s Cash Flow CLOs pursuant to which it is entitled to receive fees for the services it performs as collateral manager for all of these CLOs, except for CLO 2011-1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

Fees Waived

During the three months ended March 31, 2014, the collateral manager waived CLO management fees totaling $1.6 million for CLO 2005-2 and CLO 2006-1. During the three months ended March 31, 2013, the collateral manager waived CLO management fees totaling $7.7 million for all eligible Cash Flow CLOs, except for CLO 2005-1 and CLO 2012-1.

Fees Charged and Fee Credits

The Company recorded management fees expense for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1 and CLO 2013-2 during the three months ended March 31, 2014. The Company recorded management fees expense for CLO 2005-1 and CLO 2012-1 during the three months ended March 31, 2013.

During the second half of 2013, the Manager began to credit the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the monthly base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of three CLOs (with the remaining subordinated notes held by third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLO 2013-1 and CLO 2013-2 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits, for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Charged and retained CLO management fees (1)	$2,166	$849
CLO management fees credit	6,370	—
Total CLO management fees	$8,536	$849

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

Incentive Fees

During the three months ended March 31, 2014 and 2013, the Manager earned $12.9 million and $17.2 million of incentive fees, respectively. As of March 31, 2014, the Company had $12.9 million incentive fee payable to the Manager.

Manager Share-Based Compensation

The Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.6 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively. Refer to Note 11 to these condensed consolidated financial statements for further discussion on share-based compensation.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. During the three months ended March 31, 2014 and 2013, the Company incurred reimbursable general and administrative expenses to its Manager of $1.9 million and $1.7 million, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of March 31, 2014, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 29% of the total investment portfolio, and consisted of 28 issuers. The total $2.1 billion in affiliated investments was comprised of $2.0 billion of corporate loans, $39.5 million of corporate debt securities and $97.2 million of equity investments, at estimated fair value. As of December 31, 2013, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 27% of the total investment portfolio, and consisted of 28 issuers. The total $2.1 billion in affiliated investments was comprised of $1.9 billion of corporate loans, $52.8 million of corporate debt securities and $84.5 million of equity investments, at estimated fair value.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of March 31, 2014 and December 31, 2013, the aggregate cost amount of these interests in joint ventures and partnerships totaled $454.9 million and $400.3 million, respectively.

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of March 31, 2014 (amounts in thousands):

	As of March 31, 2014		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$1,020,733	$1,020,733	$1,020,733	$—	$—
Corporate loans, net of allowance for loan losses of $223,541 as of March 31, 2014(1)	5,458,118	5,603,855	—	5,484,290	119,565
Corporate loans held for sale(1)	510,687	516,543	—	489,351	27,192
Private equity investments, at cost(2)	405	5,695	—	—	5,695
Other assets	5,775	5,330	—	5,330	—
Liabilities:
Collateralized loan obligation secured debt	$5,711,885	$5,657,936	$—	$—	$5,657,936
Credit facilities	49,889	49,889	—	—	49,889
Senior notes	362,302	410,700	410,700	—	—
Junior subordinated notes	283,517	249,241	—	—	249,241

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

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of December 31, 2013 (amounts in thousands):

	As of December 31, 2013		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$507,552	$507,552	$507,552	$—	$—
Corporate loans, net of allowance for loan losses of $224,999 as of December 31, 2013(1)	5,949,492	6,051,641	—	5,691,988	359,653
Corporate loans held for sale(1)	279,748	281,278	—	267,169	14,109
Private equity investments, at cost(2)	405	4,496	—	—	4,496
Other assets	5,763	5,513	—	5,513	—
Liabilities:
Collateralized loan obligation secured debt	$5,249,383	$5,179,207	$—	$—	$5,179,207
Credit facilities	125,289	125,289	—	—	125,289
Senior notes	362,276	393,772	393,772	—	—
Junior subordinated notes	283,517	247,416	—	—	247,416

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Assets:
Securities:
Securities available-for-sale	$—	$333,735	$23,528	$357,263
Other securities, at estimated fair value	—	16,230	125,511	141,741
Residential mortgage-backed securities	—	—	58,753	58,753
Total securities	—	349,965	207,792	557,757
Corporate loans, at estimated fair value	—	80,532	153,395	233,927
Equity investments, at estimated fair value	26,702	309	258,977	285,988
Interests in joint ventures and partnerships	15,849	—	494,420	510,269
Derivatives:
Interest rate swaps	—	1,871	—	1,871
Commodity swaps	—	4,210	—	4,210
Foreign exchange forward contracts	—	5,353	—	5,353
Foreign exchange options	—	—	8,128	8,128
Common stock warrants	—	960	—	960
Total rate of return swaps	—	39	—	39
Options	—	—	6,492	6,492
Total derivatives	—	12,433	14,620	27,053
Total	$42,551	$443,239	$1,129,204	$1,614,994
Liabilities:
Derivatives:
Interest rate swaps	—	47,623	—	47,623
Commodity swaps	—	6,385	—	6,385
Foreign exchange forward contracts	—	30,514	—	30,514
Total rate of return swaps	—	154	—	154
Options	—	200	—	200
Total derivatives	—	84,876	—	84,876
Total	$—	$84,876	$—	$84,876

The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of March 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands). There were no liabilities measured at fair value on a non-recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2014
Corporate loans held for sale(1)	$—	$140,166	$8,203	$148,369
Total	$—	$140,166	$8,203	$148,369

(1)                                 As of March 31, 2014, total loans held for sale had a carrying value of $510.7 million of which $148.4 million was carried at estimated fair value and the remaining $362.3 million carried at amortized cost.

There were no transfers between Level 1 or 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2014.

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

There were no transfers between Level 1 or 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2013.

Level 3 Fair Value Rollforward

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the year ended March 31, 2014 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Options
Beginning balance as of January 1, 2014	$23,401	$107,530	$76,004	$152,800	$138,059	$415,247	$8,941	$6,794
Total gains or losses (for the period):
Included in earnings(1)	22	3,059	3,088	(5,123)	9,076	22,377	(813)	(302)
Included in other comprehensive income	121	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	(8,751)	—	—	—
Purchases	—	25,000	—	8,822	—	42,683	—	—
Sales	—	—	(17,810)	—	—	—	—	—
Settlements	(16)	(10,078)	(2,529)	(3,104)	120,593	14,113	—	—
Ending balance as of March 31, 2014	$23,528	$125,511	$58,753	$153,395	$258,977	$494,420	$8,128	$6,492
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$22	$3,059	$3,739	$3,205	$8,156	$22,377	$(813)	$(302)

(1)                                  Amounts are included in net realized and unrealized gain on investments or net realized and unrealized loss on derivatives and foreign exchange in the condensed consolidated statements of operations.

(2)                                  There were no transfers into Level 3. The Company’s policy is to recognize transfers into Level 3 at the end of the reporting period.

(3)                                  Equity investments, at estimated fair value were transferred out of Level 3 because observable market data became available. The Company’s policy is to recognize transfers out of Level 3 at the end of the reporting period.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended March 31, 2013 (amounts in thousands):

	Securities Available- For-Sale: Corporate Debt Securities	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Common Stock Warrants
Beginning balance as of January 1, 2013	$42,221	$2,909	$83,842	$16,141	$97,746	$142,477	$8,277	$1,574
Total gains or losses (for the period):
Included in earnings(1)	(117)	328	5,721	(1,426)	4,516	6,679	(2,927)	245
Included in other comprehensive income	90	—	—	—	—	—	—	—
Transfers into Level 3(2)	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	—
Purchases	—	—	—	3,073	—	22,812	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(111)	—	(2,535)	(463)	—	(2,037)	—	—
Ending balance as of March 31, 2013	$42,083	$3,237	$87,028	$17,325	$102,262	$169,931	$5,350	$1,819
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(117)	$328	$12,088	$(1,722)	$4,516	$6,679	$(2,927)	$245

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

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of March 31, 2014 (dollar amounts in thousands):

	Balance as of March 31, 2014	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Securities available-for-sale:	$23,528	Yield Analysis	Yield	10%	6% - 12%	Decrease
Corporate debt securities			Net leverage	12x	11x - 12x	Decrease
			EBITDA multiple	9x	8x - 9x	Increase
		Broker quotes	Offered quotes	105	105	Increase
Other securities, at estimated fair value	$125,511	Yield Analysis	Yield	13%	7% - 15%	Decrease
			EBITDA multiple	7x	7x	Increase
			Discount margin	530bps	530bps	Decrease
		Broker quotes	Offered quotes	103	103 - 104	Increase
Residential mortgage-backed securities	$58,753	Discounted cash flows	Probability of default	7%	0% - 21%	Decrease
			Loss severity	25%	12% - 37%	Decrease
			Constant prepayment rate	13%	5% - 24%	(5)
Corporate loans, at estimated fair value	$153,395	Yield Analysis	Yield	14%	5% - 18%	Decrease
			Net leverage	7x	4x - 16x	Decrease
			EBITDA multiple	9x	6x - 12x	Increase
Equity investments, at estimated fair value(6)	$258,977	Inputs to both market	Weight ascribed to market	54%	25% - 100%	(7)
		comparables and	comparables
		discounted cash flow	Weight ascribed to	62%	50% - 100%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA multiple	10x	6x - 18x	Increase
			Forward EBITDA multiple	10x	7x - 16x	Increase
		Discounted cash flows	Weighted average cost of capital	14%	9% - 20%	Decrease
			LTM EBITDA exit multiple	8x	4x - 10x	Increase
Interests in joint ventures and partnerships(9)	$494,420	Inputs to both market	Weight ascribed to market	52%	50% - 100%	(7)
		comparables and	comparables
		discounted cash flow	Weight ascribed to	65%	50% - 100%	(8)
			discounted cash flows
		Market comparables	Current capitalization rate	7%	6% - 9%	Decrease
			LTM EBITDA	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	8% - 24%	Decrease
Foreign exchange options	$8,128	Option pricing model	Forward and spot rates	1	0 - 1	(10)
Options	$6,492	Inputs to both market	Weight ascribed to market	50%	50%	(7)
		comparables and	comparables
		discounted cash flow	Weight ascribed to	50%	50%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	12%	Decrease
			LTM EBITDA exit multiple	10x	10x	Increase

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

(2)                                 The significant unobservable inputs used in the fair value measurement of the Company’s assets and liabilities may include the last twelve months (“LTM”) EBITDA multiple, weighted average cost of capital, net leverage, probability of default, loss severity and constant prepayment rate. In determining certain of these inputs, management evaluates a variety of factors including economic, industry and market trends and developments; market valuations of comparable companies; and company specific developments including potential exit strategies and realization opportunities. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement.

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

(9)                                 Includes an asset that was valued using an independent third party valuation firm.

(10)                          The directional change from an increase in forward and spot rates varies and is dependent on the specific option.

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2013 (dollar amounts in thousands):

	Balance as of December 31, 2013	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Securities available-for-sale:	$23,401	Yield Analysis	Yield	10%	6% - 12%	Decrease
Corporate debt securities			Net leverage	12x	11x - 12x	Decrease
			EBITDA multiple	8x	8x - 9x	Increase
		Broker quotes	Offered quotes	105	104 - 105	Increase
Other securities, at estimated fair value	$107,530	Yield Analysis	Yield	12%	7% - 17%	Decrease
			EBITDA multiple	8x	7x - 8x	Increase
			Illiquidity discount	3%	3%	Decrease
			Net leverage	1x	1x - 2x	Decrease
		Broker quotes	Offered quotes	102	101 - 102	Increase
Residential mortgage-backed securities	$76,004	Discounted cash flows	Probability of default	7%	0% - 21%	Decrease
			Loss severity	28%	16% - 77%	Decrease
			Constant prepayment rate	15%	3% - 35%	(5)
Corporate loans, at estimated fair value	$152,800	Yield Analysis	Yield	16%	14% - 23%	Decrease
			Net leverage	7x	4x - 12x	Decrease
			EBITDA multiple	8x	6x - 11x	Increase
Equity investments, at estimated fair value(6)	$138,059	Inputs to both market	Weight ascribed to market	50%	33% - 100%	(7)
		comparables and	comparables
		discounted cash flow	Weight ascribed to	59%	50% - 100%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA multiple	12x	6x - 16x	Increase
			Forward EBITA multiple	12x	10x - 14x	Increase
		Discounted cash flows	Weighted average cost of capital	11%	8% - 14%	Decrease
			LTM EBITDA exit multiple	10x	4x - 11x	Increase
Interests in joint ventures and partnerships	$415,247	Inputs to both market	Weight ascribed to market	50%	50% - 100%	(7)
		comparables and	comparables
		discounted cash flow	Weight ascribed to	50%	50% - 100%	(8)
			discounted cash flows
		Market comparables	Current capitalization rate	7%	6% - 9%	Decrease
			LTM EBITDA	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	8% - 24%	Decrease
Foreign exchange options	$8,941	Option pricing model	Forward and spot rates	1	0 - 1	(9)
Options	$6,794	Inputs to both market	Weight ascribed to market	50%	50%	(7)
		comparables and	comparables
		discounted cash flow	Weight ascribed to	50%	50%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	12%	Decrease
			LTM EBITDA exit multiple	10x	9x - 10x	Increase

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

(2)                                 The significant unobservable inputs used in the fair value measurement of the Company’s assets and liabilities may include the last twelve months (“LTM”) EBITDA multiple, weighted average cost of capital, net leverage, probability of default, loss severity and constant prepayment rate. In determining certain of these inputs, management evaluates a variety of factors including economic, industry and market trends and developments; market valuations of comparable companies; and company specific developments including potential exit strategies and realization opportunities. Significant increases or decreases in any of these inputs in isolation could result in significantly lower or higher fair value measurement.

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

NOTE 14. SEGMENT REPORTING

Operating segments are defined as components of a company that engage in business activities that may earn revenues and incur expenses for which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through the following reportable segments: credit (“Credit”), natural resources (“Natural Resources”) and other segments (“Other”).

The Company’s reportable segments are differentiated primarily by their investment focuses. The Credit segment consists primarily of below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, private and public equity investments, and distressed and stressed debt securities. The Natural Resources segment consists of non-operated working and overriding royalty interests in oil and natural gas properties. The Other segment includes all other portfolio holdings, consisting solely of commercial real estate. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company.

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

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
For the three months ended March 31	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Total revenues	$96,562	$115,149	$44,028	$23,805	$—	$1,496	$—	$—	$140,590	$140,450
Total investment costs and expenses	45,873	61,399	27,576	19,469	321	181	—	—	73,770	81,049
Total other income (loss)	64,516	93,926	(5,389)	(4,746)	13,713	5,309	—	(20,269)	72,840	74,220
Total other expenses	15,835	13,968	1,154	1,630	140	124	14,329	19,105	31,458	34,827
Income tax expense	19	457	—	—	—	1	—	—	19	458
Net income (loss)	$99,351	$133,251	$9,909	$(2,040)	$13,252	$6,499	$(14,329)	$(39,374)	$108,183	98,336

(1)             Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of $20.3 million for the three months ended March 31, 2013 and (ii) other expenses comprised of incentive fees of $12.9 million and $17.2 million for the three months ended March 31, 2014 and 2013, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

The following table shows total assets of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
As of	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Total assets	$8,407,372	$8,020,353	$528,705	$505,029	$225,552	$190,946	$700	$870	$9,162,329	$8,717,198

NOTE 15. SUBSEQUENT EVENTS

On April 30, 2014, the proposed merger transaction with KKR & Co. was approved by the Company’s common shareholders and the merger was completed, resulting in the Company becoming a subsidiary of KKR & Co. As a result of the merger, the Company’s board of directors did not declare a distribution on its common shares for the first quarter of 2014 and, instead, the Company’s common shareholders will receive a quarterly distribution in respect of the KKR & Co. common units that such holder received in the merger to the extent that they hold those shares through May 9, 2014, which is the record date for the KKR & Co. distribution. Also, in connection with the merger, on April 30, 2014, the Company terminated its three-year $150.0 million revolving credit facility, maturing on November 30, 2015, which had no borrowings outstanding as of March 31, 2014.

In accordance with GAAP, the merger will be accounted for as a business combination which requires that the consideration exchanged and net assets acquired be recorded in the acquirer’s financial statements at their respective fair values at the date of acquisition. Acquisition accounting requires that the valuation of net assets be recorded in the acquiree’s records as well. Due to the limited time since the completion of merger, the initial accounting for this transaction is incomplete as of the date of this filing. The Company is currently in the process of determining the purchase accounting impact of the merger. Accordingly, it is impracticable for the Company to make certain business combination disclosures.

On April 29, 2014, Energy Future Holdings Corp. and certain of its subsidiaries, including TXU, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. TXU missed its interest payment due on its funded debt on April 1, 2014. As of March 31, 2014, TXU was a top three holding in the Company’s corporate loan portfolio and totaled an aggregate amortized cost of $311.6 million of impaired loans, which were included in the allocated component of the Company’s allowance for loan losses. In addition, the Company held TXU loans held for sale with a recorded investment of $29.8 million as of March 31, 2014.

On March 25, 2014, the Company’s board of directors declared a cash distribution of $0.460938 per share on its Series A LLC Preferred Shares. The distribution was paid on April 15, 2014 to preferred shareholders as of the close of business on April 8, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on February 27, 2014. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

EXECUTIVE OVERVIEW

We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (our “Manager”) with the objective of generating both current income and capital appreciation by deploying capital to our strategies, which include bank loans and high yield securities, natural resources, special situations, mezzanine, commercial real estate and private equity with a focus on specialty lending. Our holdings across these strategies primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, private equity, interests in joint ventures and partnerships, and working and royalty interests in oil and gas properties. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of March 31, 2014, our CLO transactions consisted of nine CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”), KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”), KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1”) and KKR Financial CLO 2013-2, Ltd. (“CLO 2013-2”) (collectively the “Cash Flow CLOs”). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

Our Manager is a wholly-owned subsidiary of KKR Asset Management LLC (“KAM”), pursuant to a management agreement (the “Management Agreement”). KAM is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”).

Merger with KKR & Co.

On December 16, 2013, we announced the signing of a definitive merger agreement pursuant to which KKR & Co. L.P. (“KKR & Co.”) had agreed to acquire all of our outstanding common shares through an exchange of equity through which our shareholders would receive 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN. On April 30, 2014, the transaction was approved by our common shareholders and the merger was completed, resulting in us becoming a subsidiary of KKR & Co. Our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes will remain outstanding and we will continue to file periodic reports under the Securities Exchange Act of 1934.

Pursuant to the merger agreement, upon the effective date of the merger, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by our Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN’s Non-Employee Directors’ Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan.

In connection with the merger, on April 30, 2014, we terminated our three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the “2015 Facility”), which had no borrowings outstanding as of March 31, 2014. In addition, based on the consummation of the merger, we will pay approximately $20.0 million in contingent fees owed to the financial and legal advisors to the transaction committee in connection with the merger.

The merger agreement required that we and KKR & Co. coordinate the timing of the declaration of distributions on our respective common equity prior to the closing of the merger so that, in any quarter, a holder of our common shares will not receive distributions in respect of both KFN common shares and in respect of the KKR & Co. common units that such holder will receive in the merger. As such, our board of directors did not declare a distribution on our common shares for the first quarter of 2014 and, instead, our common shareholders will receive a quarterly distribution in respect of the KKR & Co. common units that such holder received in the merger and holds through May 9, 2014, the record date for such distribution, in an amount equal to $0.43 per KKR & Co. common unit. This distribution is payable on May 23, 2014 to unitholders.

Business Environment

During the first quarter of 2014, investors continued to search for yield, driving overall price appreciation in the credit market. Overall, largely due to the pullback in rates, fixed-income bonds relative to loans were more attractive. The S&P/LSTA Loan Index returned 1.2% for the first quarter of 2014 (as compared to 2.1% for the first quarter of 2013) while the Bank of America Merrill Lynch U.S. High Yield Master II index returned 3.0% for the first quarter of 2014 (as compared to 2.9% for the first quarter of 2013).  The overall performance of the market drove unrealized mark-to-market gains, which had a positive impact on our credit portfolio.

Interest rates in the U.S. remained low during the first quarter of 2014 with the three-month London interbank offered rate (“LIBOR”) ending at 0.23% at March 31, 2014 compared to 0.28% at March 31, 2013, and the average three-month LIBOR rate declining to 0.24% for the three months ended March 31, 2014, from 0.29% for the three months ended March 31, 2013. The majority of our investment portfolio is comprised of floating rate corporate loans indexed to either one-month or three-month LIBOR, which are impacted by changing LIBOR rates.

In addition to our financial assets consisting primarily of bank loans and high yield bonds, we hold oil and natural gas assets, which are impacted by the relevant commodity prices. Commodity price volatility impacts our net income through total revenues and net realized and unrealized gain and loss on our commodity swaps. In addition, revenue earned on our oil and natural gas properties are dependent on volumes produced. The Henry Hub spot natural gas price increased to $4.48 per million British thermal units (“MMBtu”) as of March 31, 2014, from $4.09 per MMBtu as of March 28, 2013. Separately, the WTI Cushing crude oil spot price increased to $101.57 per barrel (“Bbl”) as of March 31, 2014, from $97.24 per Bbl as of March 28, 2013.

Summary of Results

Our net income available to common shareholders for the three months ended March 31, 2014 totaled $101.3 million (or $0.49 per diluted common share), as compared to net income of $91.6 million (or $0.46 per diluted common share) for the three months ended March 31, 2013. Additional discussion around our results, as well as the components of net income for our reportable segments for the three months ended March 31, 2014 and 2013 are detailed further below under “Results of Operations.”

Book value per common share increased $0.25 to $10.83 as of March 31, 2014 from $10.58 as of December 31, 2013. This increase in book value per common share was attributable to the earnings for the three months ended March 31, 2014 of $0.49 per common share, partially offset by an increase in accumulated other comprehensive loss of $0.03 per common share and the distribution to shareholders during the three months ended March 31, 2014 of $0.22 per common share.

Cash Distributions to Shareholders

On March 25, 2014, our board of directors declared a cash distribution of $0.460938 per share on its Series A LLC Preferred Shares. The distribution was paid on April 15, 2014 to preferred shareholders as of the close of business on April 8, 2014.

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

Funding Activities

CLOs

On January 23, 2014, we closed CLO 2013-2, a $384.0 million secured financing transaction maturing on January 23, 2026. We issued $339.3 million par amount of senior secured notes to unaffiliated investors, of which $319.3 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.16% and $20.0 million was fixed rate at 3.74%. The investments that are owned by CLO 2013-2 collateralize the CLO 2013-2 debt, and as a result, those investments are not available to us, our creditors or shareholders.

During the three months ended March 31, 2014, we issued $21.9 million par amount of CLO 2007-1 class E notes for proceeds of $21.9 million. In addition, during the three months ended March 31, 2014, we issued $29.8 million par amount of CLO 2007-A class G notes for proceeds of $30.2 million and $29.8 million par amount of CLO 2007-A class H notes for proceeds of $30.1 million.

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

Investment Portfolio

Overview

Our core business strategy is to leverage the proprietary resources of our Manager with the objective of generating both current income and capital appreciation by deploying capital to different strategies, which as of March 31, 2014, consisted of the following:

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

Refer to “Results of Operations—Investment Portfolio” below for a reconciliation of these six core strategies, which differs from our reportable segments, to the line items on our condensed consolidated balance sheets.

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

The majority of our existing investments are held through CLO transactions that are managed by an affiliate of our Manager and for which we own the majority, and in some case all, of the residual economic interests in the transaction through the subordinated notes in the transaction. As of March 31, 2014, our Cash Flow CLOs, which were structured as financing vehicles engaged in holding primarily corporate debt investments, held $6.6 billion par amount or $6.4 billion estimated fair value of corporate debt investments. Our corporate debt investments held through our Cash Flow CLOs consisted of the following as of March 31, 2014:

•                  Corporate loans: Corporate loans consist of bank loans that are held through our CLOs with an aggregate par value of $6.2 billion and estimated fair value of $6.0 billion. Corporate loans held through our CLO transactions have a weighted average coupon of 4.4%, of which 99.1% of the corporate loans are floating rate with a weighted average coupon spread to LIBOR of 3.6%. The remaining 0.9% are fixed rate with a weighted average coupon of 7.3%.

•                  Corporate debt securities: Corporate debt securities consist of high yield bonds held through our CLOs with an aggregate par amount of $348.1 million and estimated fair value of $332.3 million. Corporate debt securities held through our CLO transactions have a weighted average coupon of 7.9%, of which 96.5% of the corporate debt securities are fixed rate with a weighted average coupon of 8.1%. The remaining 3.5% is a floating rate corporate debt security with a weighted average coupon spread to LIBOR of 2.2%.

Weighted average coupon and coupon spreads are calculated based on par values. Fixed and floating percentages are also calculated based on par values.

In addition to the corporate debt portfolio, we hold two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consist of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. As of March 31, 2014, the contractual notional balance of our amortizing interest rate swaps was $344.3 million.

As of March 31, 2014, these Cash Flow CLOs had aggregate secured debt outstanding totaling $5.7 billion held by unaffiliated third parties. In CLO transactions, subordinated notes effectively represent the equity in such transactions as they have the first risk of loss and conversely, the residual value upside of the transactions. We hold the majority or all of the subordinated notes in each of the Cash Flow CLOs and we consolidate all of the Cash Flow CLOs. All income and losses related to the assets in these Cash Flow CLOs are reflected on our condensed consolidated statement of operations.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 are no longer in their reinvestment periods. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the balance of senior notes outstanding. During the three months ended March 31, 2014, an aggregate $54.4 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2007-1, CLO 2012-1, CLO 2013-1 and CLO 2013-2 will end their reinvestment periods during May 2014, December 2016, July 2017 and January 2018, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 will be used to amortize the transaction. During the three months ended March 31, 2014, no original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of the respective non-call periods.

On an unconsolidated basis, which reflects our interests in our CLO subsidiaries as notes versus actual corporate loans and high yield securities on a consolidated basis, our investment portfolio primarily consisted of the following holdings as of March 31, 2014:

•                  CLO note holdings: We hold $1.1 billion par amount and $1.2 billion estimated fair value of mezzanine and subordinated notes in our nine Cash Flow CLO transactions. As our Cash Flow CLOs are consolidated under accounting principles generally accepted in the United States of America (“GAAP”), these holdings are not reflected on our condensed consolidated balance sheets as the assets and liabilities of our CLO subsidiaries are consolidated and our ownership interests in the Cash Flow CLOs are eliminated for consolidation. In addition to our Cash Flow CLOs, we hold $31.5 million par amount and $28.3 million estimated fair value of subordinated notes in a single third- party-controlled CLO, which does not have a contractually-fixed interest rate.

•                  Corporate loans: Our corporate loans consist of bank loans that are held outside of our CLO transactions. These corporate loans have an aggregate par value of $15.6 million and estimated fair value of $12.3 million. These loans have a weighted average coupon of 4.7%, and all are floating rate with a weighted average coupon spread to LIBOR of 4.2%. In addition, we hold equity instruments with an estimated fair value of $2.3 million, which were restructured from debt instruments to equity.

•                  Corporate debt securities: Our corporate debt securities consist of high yield bonds. These corporate debt securities have an aggregate par value of $68.6 million and estimated fair value of $69.1 million. These debt securities have a weighted average coupon of 9.7%, which includes one zero-coupon corporate debt security. Excluding the zero-coupon corporate debt security, the weighted average coupon for our corporate debt securities totaled 14.0%.

•                  Natural resources: Our natural resources holdings consist of (i) non-operated oil and gas working interests in proved developed and proved undeveloped properties and unproved acreage with a carrying amount of $388.1 million, partially financed with $49.9 million borrowed under a non-recourse, asset-based credit facility, (ii) overriding royalty interests with a carrying amount of $39.6 million, and (iii) private equity and interests in joint ventures and partnerships focused on the oil and gas sector with an aggregate cost basis of $97.3 million and an estimated fair value of $92.0 million.

•                  Special situations: Our special situations holdings consist of (i) $285.3 million par amount of debt investments with an $230.0 million amortized cost and estimated fair value of $253.1 million, (ii) $146.1 million aggregate cost of equity, including warrants and interests in joint ventures and partnerships, with an estimated fair value of $167.4 million, and (iii) $5.8 million aggregate cost of other investments with an estimated fair value of $5.3 million. The $285.3 million par amount of debt investments has a weighted average coupon of 9.9%.

•                  Mezzanine: Our mezzanine holdings consist of (i) $94.1 million par amount of debt with an estimated fair value of $96.9 million and (ii) $7.6 million aggregate cost of equity with an estimated fair value of $11.7 million. The $94.1 million par amount of mezzanine debt is all floating rate with a weighted average coupon of 14.6%.

•                  Commercial real estate: Our commercial real estate holdings consist of investments with a carrying value of $221.1 million.

•                  Private equity: Our private equity holdings, which include equity in specialty lending businesses and exclude those related to the oil and gas sector, have an aggregate cost basis of $235.2 million with an estimated fair value of $274.4 million.

•                  Residential mortgage-backed securities (“RMBS”): Our RMBS have an aggregate par amount of $96.3 million with an estimated fair value of $58.8 million.

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

Equity Investments, at Estimated Fair Value:  Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) exit multiples. The fair value recorded for a particular investment will generally be within the range suggested by the two approaches. Upon completion of the valuations conducted, an illiquidity discount is applied where appropriate.

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

Because we remeasure the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements will change based on the estimated fair value of our common shares and this may result in earnings volatility. For the three months ended March 31, 2014, share-based compensation totaled $0.8 million. As of March 31, 2014, a $1 increase in the price of our common shares would have increased our future share-based compensation expense by approximately $0.3 million and this future share-based compensation expense would be recognized over the remaining vesting periods of our outstanding restricted common shares. As of March 31, 2014, the common share options were fully vested and expire in August 2014. As of March 31, 2014, future unamortized share-based compensation totaled $2.4 million, of which $1.5 million, $0.8 million and $0.1 million will be recognized in 2014, 2015 and 2016, respectively.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. As of March 31, 2014, the estimated fair value of our net derivative liabilities totaled $57.8 million.

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

This process involves a considerable amount of judgment by our management. As of March 31, 2014, we had aggregate unrealized losses on our securities classified as available-for-sale of approximately $0.7 million, which if not recovered may result in the recognition of future losses. During the three months ended March 31, 2014, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $2.9 million.

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

Our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our corporate loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific corporate loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain corporate loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non- accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the loan’s effective interest rate, except as a practical expedient, the loan’s observable estimated fair value may be used. We also estimate the probable credit losses inherent in our unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments is recorded in accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets.

The unallocated component of our allowance for loan losses represents our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to is indeterminable. We estimate the unallocated component of our allowance for loan losses through a comprehensive review of our loan portfolio and identify certain corporate loans that demonstrate possible indicators of impairment, including internally assigned credit quality indicators. This assessment excludes all corporate loans that are determined to be impaired and as a result, an allocated reserve has been recorded as described in the preceding paragraph. Such indicators include, but are not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may impact the issuer, and the observable trading price of the loan if available. All corporate loans are first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer’s capital structure. The seniority classifications assigned to corporate loans are senior secured, second lien and subordinate. Senior secured consists of corporate loans that are the most senior debt in an issuer’s capital structure and therefore have a lower estimated loss severity than other debt that is subordinate to the senior secured loan. Senior secured corporate loans often have a first lien on some or all of the issuer’s assets. Second lien consists of corporate loans that are secured by a second lien interest on some or all of the issuer’s assets; however, the loan is subordinate to the first lien debt in the issuer’s capital structure. Subordinate consists of corporate loans that are generally unsecured and subordinate to other debt in the issuer’s capital structure.

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

We apply a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that results in the determination of the unallocated component of our allowance for loan losses. As of March 31, 2014, the range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we use to estimate our allowance for loan losses are based on our estimated range of outcomes that are determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invest in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions are susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have a material impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses are assessed on a quarterly and annual basis. As of March 31, 2014, management believes that these estimates are appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

As of March 31, 2014, our allowance for loan losses totaled $223.5 million.

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

Oil, Natural Gas and Natural Gas Liquid Reserve Estimates

Proved reserves are based on the quantities of oil, natural gas and NGL that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.  All reserve information is based on estimates prepared by petroleum engineers from the managers of our oil and gas properties and is aggregated by us. Annual reserve and economic evaluations of all of our properties are prepared, except for overriding royalty interests in certain properties in the Eagle Ford Shale purchased in 2011 since this information is unavailable to us. Similarly, the managers of our oil and gas properties prepare quarterly reserve and economic evaluations.

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

RESULTS OF OPERATIONS

Consolidated Results

The following table shows data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
For the three months ended March 31	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Total revenues	$96,562	$115,149	$44,028	$23,805	$—	$1,496	$—	$—	$140,590	$140,450
Total investment costs and expenses	45,873	61,399	27,576	19,469	321	181	—	—	73,770	81,049
Total other income (loss)	64,516	93,926	(5,389)	(4,746)	13,713	5,309	—	(20,269)	72,840	74,220
Total other expenses	15,835	13,968	1,154	1,630	140	124	14,329	19,105	31,458	34,827
Income tax expense	19	457	—	—	—	1	—	—	19	458
Net income (loss)	$99,351	$133,251	$9,909	$(2,040)	$13,252	$6,499	$(14,329)	$(39,374)	$108,183	98,336

(1)          Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of $20.3 million for the three months ended March 31, 2013 and (ii) other expenses comprised of incentive fees of $12.9 million and $17.2 million for the three months ended March 31, 2014 and 2013, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

Net income for the three months ended March 31, 2014 was $108.2 million, consisting of revenues totaling $140.6 million, investment costs and expenses totaling $73.8 million, other income totaling $72.8 million and other expenses totaling $31.5 million. Comparatively, net income for the three months ended March 31, 2013 was $98.3 million, consisting of revenues totaling $140.5 million, investment costs and expenses totaling $81.0 million, other income totaling $74.2 million and other expenses totaling $34.8 million.

Net income available to common shareholders for the three months ended March 31, 2014 was $101.3 million, net of $6.9 million for preferred share distributions. Comparatively, net income available to common shareholders for the three months ended March 31, 2013 was $91.6 million, net of $6.7 million for preferred share distributions. We issued our Series A LLC Preferred Shares on January 17, 2013.

Revenues

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our undeveloped working and overriding royalty interest properties. Revenues increased $0.1 million in the first quarter of 2014 compared to the first quarter of 2013 primarily due to $20.2 million of incremental oil and gas revenue as a result of an increase in production due to both the drilling and completion of undeveloped properties during 2013 and 2014. This increase was partially offset by a reduction in corporate loan and securities interest income and discount accretion of $7.3 million and $10.6 million, respectively.

Investment Costs and Expenses

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Total investment costs and expenses include interest expense, provision for loan losses, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to oil and gas properties and other investment expenses. Total investment costs and expenses decreased $7.3 million in the first quarter of 2014 compared to the first quarter of 2013 due to an $11.1 million provision for loan losses recorded in 2013 coupled with a $4.6 million decrease in interest expense and interest expense to affiliates. The provision for loan losses of $11.1 million was recorded primarily as a result of a review of our impaired, held for investment loan portfolio, which included a certain loan that was determined to be impaired during the first quarter of 2013. No provision for loan losses was recorded in 2014. Separately, interest expense and interest expense to affiliates fell $4.6 million in the first quarter of 2014 compared to the first quarter of 2013 due to a $4.5 million reduction in interest expense related to the extinguishment of our 7.5% convertible senior notes in the first quarter of 2013.

The above factors contributing to a decline in total investment costs and expenses were partially offset by a $6.6 million and $2.9 million increase in oil and gas DD&A and production costs, respectively, as a result of increased production from the development of additional oil and gas properties in 2013 and 2014.

Other Income

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Other income decreased $1.4 million in the first quarter of 2014 compared to the first quarter of 2013. This change was primarily due to (i) a $17.0 million decline in net realized and unrealized gain on investments as a result of comparatively larger realized gains during the first quarter of 2013 due to the sale of one of our largest corporate loan positions and (ii) a decline in trade-related fee income of $5.1 million. However, no net loss on extinguishment of debt was recorded during the first quarter of 2014, compared with a $20.3 million loss recorded in the comparable prior-year period in connection with our termination of conversion rights on our 7.5% convertible senior notes due 2017.

Other Expenses

Other expenses include related party management compensation, general, administrative and directors’ expenses and professional services. Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, collateral management fees, incentive fees and share-based compensation related to restricted common shares and common share options granted to our Manager.

Base Management Fees

We pay our Manager a base management fee monthly in arrears. During the first quarter of 2014, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee.

In addition, during the second half of 2013, we invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, our Manager agreed to reduce the base management fee payable by us to our Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. Separately, certain third-party expenses accrued by us in the fourth quarter of 2013 in connection with the proposed merger with KKR were used to reduce the base management fees payable to our Manager in an amount equal to such third-party expenses.

The table below summarizes the aggregate base management fees for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Base management fees, gross	$9,992	$9,557
CLO management fees credit	(6,370)	—
Total base management fees, net	$3,622	$9,557

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

Beginning in June 2013, our Manager began to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the monthly base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these three CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits, for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Charged and retained CLO management fees (1)	$2,166	$849
CLO management fees credit	6,370	—
Total CLO management fees	$8,536	$849

(1)         Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on its ownership percentage in the CLO.

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

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Other expenses decreased $3.4 million in the first quarter of 2014 compared to the first quarter of 2013 predominantly due to a $2.7 million decrease in related party management compensation, comprised of a decrease in incentive fees and net base management fees, partially offset by an increase in CLO management fees. Incentive fees, which are based in part upon our achievement of specified levels of net income, declined $4.3 million in the first quarter of 2014 compared to the first quarter of 2013 as a result of higher quarterly “net income” in the prior-year period as defined in the Management Agreement. In addition, net base management fees decreased $5.9 million due to CLO management Fee Credits of $6.4 million received during the first quarter of 2014. As discussed above, these Fee Credits were in connection with CLO management fees paid to an affiliate of our Manager, which were credited to us via an offset to the base management fee. Partially offsetting these declines was an increase in total CLO management fees of $7.7 million due to CLO 2007-1, CLO 2007-A, CLO 2012-1 and CLO 2013-1 paying management fees in the first quarter of 2014. Comparatively, only CLO 2005-1 paid CLO management fees in the comparable prior-year period.

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

•                  Natural resources (“Natural Resources”): The Natural Resources segment consists of non-operated working and overriding royalty interests in oil and natural gas properties. For segment reporting purposes, the Natural Resources segment excludes private equity and certain interests in joint ventures and partnerships focused on the oil and gas sector.

•                  Other (“Other”): The Other segment includes all other portfolio holdings, consisting solely of commercial real estate.

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

Credit Segment

The following table presents the net income components of our Credit segment for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Revenues
Corporate loans and securities interest income	$86,467	$93,795
Residential mortgage-backed securities interest income	1,619	2,959
Net discount accretion	5,809	16,370
Dividend income	2,656	1,963
Other	11	62
Total revenues	96,562	115,149
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	29,294	19,064
Credit facilities	439	216
Convertible senior notes	1	4,175
Senior notes	6,917	7,103
Junior subordinated notes	3,507	3,619
Interest rate swaps	5,480	5,736
Other interest expense	13	87
Total interest expense	45,651	40,000
Interest expense to affiliates	—	9,917
Provision for loan losses	—	11,068
Other	222	414
Total investment costs and expenses	45,873	61,399
Other income
Realized and unrealized loss on derivatives and foreign exchange:
Credit default swaps	(181)	(1,173)
Total rate of return swaps	(1,829)	—
Common stock warrants	14	153
Foreign exchange(1)	(265)	(2,831)
Options	(411)	—
Total realized and unrealized loss on derivatives and foreign exchange	(2,672)	(3,851)
Net realized and unrealized gain on investments(2)	58,511	100,028
Lower of cost or estimated fair value(2)	8,351	(4,749)
Impairment of securities available for-sale and private equity at cost(2)	(2,928)	(5,862)
Other income	3,254	8,360
Total other income	64,516	93,926
Other expenses
Related party management compensation:
Base management fees	3,296	8,928
CLO management fees	8,536	849
Total related party management compensation	11,832	9,777
Professional services	1,456	1,435
Other general and administrative	2,547	2,756
Total other expenses	15,835	13,968
Income before income taxes	99,370	133,708
Income tax expense	19	457
Net income	$99,351	$133,251

(1)                                 Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                                 Represent components of total net realized and unrealized gain on investments in the condensed consolidated statements of operations.

Revenues

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues decreased $18.6 million in the first quarter of 2014 compared to the first quarter of 2013. The decrease was primarily attributable to a $10.6 million decrease in net discount accretion as a result of (i) $7.1 million less accelerated discount accretion as a result of fewer paydowns in the corporate loan portfolio during the first quarter of 2014 compared to the first quarter of 2013 and (ii) $3.7 million less recurring accretion income due to comparatively smaller discounts on the remaining corporate debt portfolio.

In addition, corporate loans and securities interest income declined $5.4 million and $1.9 million, respectively, in the first quarter of 2014 compared to the first quarter of 2013 stemming primarily from a reduction in the annualized weighted average interest rate being earned on our corporate loans and securities portfolio. As the majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR, LIBOR rates impact our earnings. The average three-month LIBOR rate decreased to 0.24% in the first quarter of 2014 from 0.29% in the first quarter of 2013. Also, despite the fact that the percentage of our floating rate corporate debt portfolio with LIBOR floors increased to 67.1% as of March 31, 2014 from 56.5% as of March 31, 2013, the weighted average floor fell to 1.1% compared to 1.3% as of March 31, 2013.

Investment Costs and Expenses

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Total investment costs and expenses decreased $15.5 million in the first quarter of 2014 compared to the first quarter of 2013. The decrease was largely as a result of a provision for loan losses of $11.1 million recorded in the first quarter of 2013 primarily as a result of a review of our impaired, held for investment loan portfolio, which included a certain loan that was determined to be impaired during the first quarter of 2013. Comparatively, no provision for loan losses was recorded in the first quarter of 2014. In addition, interest expense on our convertible senior notes decreased $4.2 million in the first quarter of 2014 compared to the prior year period, primarily driven by the $4.0 million write-off of remaining capitalized costs related to our previously outstanding 7.5% convertible senior notes.

During the fourth quarter of 2013, an affiliate of our manager sold its interests in the junior notes of both CLO 2007-1 and CLO 2007-A to external parties. Accordingly, interest expense to affiliates was zero for the three months ended March 31, 2014 and any interest owed to external parties on these notes is included in interest expense on collateralized loan obligation secured notes.

Other Income

Other income consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market, commodity prices and foreign currency exchange rates as of each period-end.

The table below details the components of net realized and unrealized gain on investments, which is included in other income, separated by financial instrument for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014			For the three months ended March 31, 2013
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$9,990	$10,331	$20,321	$1,488	$55,388	$56,876
Corporate debt securities	4,909	4,914	9,823	6,260	3,882	10,142
RMBS	13,387	(9,846)	3,541	12,088	(5,644)	6,444
Equity investments, at estimated fair value	2,640	11,860	14,500	24,762	(36)	24,726
Other(1)	10,326	—	10,326	2,094	(254)	1,840
Total	$41,252	$17,259	$58,511	$46,692	$53,336	$100,028

(1)                                 Includes securities sold, not yet purchased and interests in joint ventures and partnerships.

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Total other income decreased $29.4 million in the first quarter of 2014 compared to the first quarter of 2013. This decrease was primarily driven by a $41.5 million reduction in net realized and unrealized gain on investments in the first quarter of 2014 compared to the prior year period, predominantly comprised of (i) a $36.6 million decline in net realized and unrealized gain on our corporate loan portfolio primarily due to significant realized gains from the sale of one of our largest corporate loan positions during the first quarter of 2013 and (ii) a $10.2 million decline in net realized and unrealized gain on equity investments, at estimated fair value, partially offset by (iii) an $8.5 million increase in net realized and unrealized gain on other holdings, the majority of which was related to unrealized gain on our commercial real estate assets. In addition, trade-related fee income declined by $5.1 million in the first quarter of 2014 compared to the first quarter of 2013.

The factors above were partially offset by a $13.1 million beneficial change in the lower of cost or estimated fair value adjustment for certain corporate loans held for sale, which had a carrying value of $510.7 million and $107.4 million as of March 31, 2014 and 2013, respectively. While the lower of cost or estimated fair value adjustment is impacted by activity held in the held for sale portfolio, including sales and transfers, fluctuations in the market value typically have the largest impact on the amount of adjustment. Refer to “Investment Portfolio” for the components comprising the lower of cost or estimated fair value adjustment.

Other Expenses

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Other expenses increased $1.9 million in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a $2.1 million increase in related party management compensation, which includes base management fees and CLO management fees.  CLO management fees increased $7.7 million in the first quarter of 2014 compared to the prior year period due to the fact that CLO 2007-1, CLO 2007-A, CLO 2012-1 and CLO 2013-1were charged management fees during the first quarter of 2014, compared to only CLO 2005-1 during the first quarter of 2013. However, partially offsetting this increase was a decrease in net base management fees of $5.6 million primarily due to the Fee Credits received related to certain CLO management fees received by affiliates of our Manager. See “Consolidated Results” above for further discussion around the CLO management fee and base management fee offsets.

Natural Resources Segment

The following table presents the net income (loss) components of our Natural Resources segment for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Revenues
Oil and gas revenue:
Natural gas sales	$10,612	$7,048
Oil sales	26,872	12,344
Natural gas liquids sales	4,804	3,627
Other	1,740	786
Total revenues	44,028	23,805
Investments costs and expenses
Oil and gas production costs:
Lease operating expenses	5,161	4,128
Workover expenses	619	1,037
Transportation and marketing expenses	3,407	1,269
Severance and ad valorem taxes	1,647	1,474
Total oil and gas production costs	10,834	7,908
Oil and gas depreciation, depletion and amortization	15,542	8,988
Interest expense:
Credit facilities	548	827
Convertible senior notes	—	244
Senior notes	481	415
Junior subordinated notes	244	212
Total interest expense	1,273	1,698
Other	(73)	875
Total investment costs and expenses	27,576	19,469
Other loss
Net realized and unrealized loss on derivatives and foreign exchange:
Commodity swaps	(5,581)	(5,000)
Total net realized and unrealized loss on derivatives and foreign exchange:	(5,581)	(5,000)
Other income	192	254
Total other loss	(5,389)	(4,746)
Other expenses
Related party management compensation:
Base management fees	229	522
Professional services	439	275
Insurance	56	39
Other general and administrative	430	794
Total other expenses	1,154	1,630
Income (loss) before income taxes	9,909	(2,040)
Income tax expense	—	—
Net income (loss)	$9,909	$(2,040)

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

Production and Sales Statistics

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Average daily production:
Natural gas (Mcf/d)	24,594	25,069
Oil (Bbls/d)	3,129	1,267
NGL (Bbls/d)	1,579	1,584
Total (Mcfe/d)(1)	52,842	42,175
Weighted average prices (hedged)(2):
Natural gas (MMBtu)	$4.39	$3.54
Oil (Bbl)	$92.79	$108.17
NGL (Bbl)	$31.91	$26.64
Weighted average prices (unhedged)(3):
Natural gas (MMBtu)	$4.79	$3.12
Oil (Bbl)	$95.42	$108.24
NGL (Bbl)	$33.80	$25.45
Average Henry Hub and WTI spot prices:
Natural gas (MMBtu)	$5.08	$3.49
Oil (Bbl)	$98.75	$94.33
Costs per Mcfe of production:
Lease operating expenses	$1.09	$1.09
Transportation and marketing expenses	$0.72	$0.33
General and administrative expenses	$0.16	$0.44
Depreciation, depletion and amortization	$3.27	$2.37
Taxes, other than income taxes	$0.35	$0.39

(1)                                 Calculated using a ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs.

(2)                                 Includes the effect of realized loss on derivatives of $1.9 million and realized gains on derivatives of $1.1 million for the three months ended March 31, 2014 and 2013, respectively.

(3)                                 Does not include the effect of realized gains (losses) on derivatives.

Revenues

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues increased $20.2 million in the first quarter of 2014 compared to the first quarter of 2013 due to an increase in production resulting from the continued drilling and completion of our working and overriding royalty interest properties. As of March 31, 2014 and 2013, our working and overriding royalty interests had a carrying amount of $427.7 million and $297.5 million, respectively.

Average daily production increased 25% in the first quarter of 2014 compared to the first quarter of 2013 primarily due to both the drilling and completion of our properties during 2013 and 2014.

Investment Costs and Expenses

Investment costs and expenses primarily consist of production costs and DD&A.

Production costs represent costs incurred to operate and maintain our wells, or lease operating expenses, as well as transportation and marketing costs. Lease operating expenses include expenses such as labor, rented equipment, field office, saltwater disposal, maintenance, tools and supplies. As we acquire and develop working interests in oil and natural gas properties, lease operating expenses increase in conjunction with an increase in oil, natural gas and NGL production. Furthermore, we have agreements with third parties to act as managers of certain of our oil and natural gas properties. Services provided by these third party managers include making the business and operational decisions related to the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses, general and administrative expenses and other necessary and useful services for the operation of the assets. Again, as the overall number of oil and natural gas properties increase, the related costs to manage these properties increase correspondingly.

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

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Total investment costs and expenses increased $8.1 million in the first quarter of 2014 compared to the first quarter of 2013. As described above, we continued development of our properties in 2013 and 2014 and thus, the costs associated with operating and managing additional wells increased. DD&A increased $6.6 million in the first quarter of 2014 compared to the prior year period due to an increase in production and depletable costs that resulted from the drilling and completion of additional wells. Similarly, total oil and gas production costs increased $2.9 million in the first quarter of 2014 compared to the first quarter of 2013. Most notable was the increase in transportation and marketing expenses of $2.1 million and lease operating expenses of $1.0 million related to an increase in well count.

Other Loss

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Total other loss increased $0.6 million in the first quarter of 2014 compared to the first quarter of 2013, primarily attributable to net realized and unrealized loss on our commodity swaps, which totaled $5.6 million in the first quarter of 2014 compared to $5.0 million in the first quarter of 2013. We currently use commodity derivative contracts, consisting of oil, natural gas and certain NGL products receive-fixed, pay-floating swaps for certain years through 2016.

Realized gain or loss on commodity swaps represent amounts related to the settlement of derivative instruments which, for commodity derivatives, are aligned with the underlying production. During the first quarter of 2014, we recorded a realized loss on commodity swaps of $1.9 million compared to a realized gain on commodity swaps of $1.1 million during the first quarter of 2013.

Unrealized losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized. The fair value of our open derivative contracts negatively changed by $3.1 million to a net liability of $2.2 million as of March 31, 2014 from a net asset of $0.9 million as of March 31, 2013 primarily due to new contracts entered into subsequent to March 31, 2013 whose contract prices are less than future commodity prices as of March 31, 2014, and the settlement of contracts during 2014.

Other Expenses

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Total other expenses decreased $0.5 million in the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of a $0.3 million decline in total allocable base management fees related to the Fee Credits received. See “Consolidated Results” above for further discussion around the CLO management fee and base management fee offsets. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment.

Other Segment

The following table presents the net income components of our Other segment for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Revenues
Dividend income	$—	$1,496
Total revenues	—	1,496
Investment costs and expenses
Interest expense:
Credit facilities	13	3
Convertible senior notes	—	50
Senior notes	204	85
Junior subordinated notes	104	43
Total interest expense	321	181
Total investment costs and expenses	321	181
Other income
Net realized and unrealized loss on derivatives and foreign exchange:
Foreign exchange(1)	(117)	—
Total realized and unrealized loss on derivatives and foreign exchange	(117)	—
Net realized and unrealized gain on investments	13,830	5,309
Total other income	13,713	5,309
Other expenses
Related party management compensation:
Base management fees	97	107
Total related party management compensation	97	107
Professional services	43	17
Total other expenses	140	124
Income before income taxes	13,252	6,500
Income tax expense	—	1
Net income	$13,252	$6,499

(1)                                 Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

Revenues

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

As of March 31, 2014 and 2013, our commercial real estate assets had a carrying value of $221.1 million and $79.9 million, respectively and are included within interests in joint ventures and partnerships on our condensed consolidated balance sheets. Revenues totaled zero in the first quarter of 2014 compared to $1.5 million in the first quarter of 2013, which represented a dividend payment related to one of our commercial real estate investments.

Investment Costs and Expenses

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Investment costs and expenses increased $0.1 million in the first quarter of 2014 compared to the first quarter in 2013 as a result of commercial real estate asset acquisitions made in 2013 and 2014, thereby increasing the investment portfolio balance and amounts allocated for costs and expenses.

Other Income

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Other income increased $8.4 million in the first quarter of 2014 compared to the first quarter of 2013 due to net unrealized gains on our commercial real estate holdings, which are carried at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income on our condensed consolidated statements of operation.

Other Expenses

For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, but are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Despite the increase in the commercial real estate portfolio balance, which as described above drives the amount of expenses allocated to the segment, other expenses remained relatively flat in the first quarter of 2014 compared to the first quarter of 2013 primarily due to a decline in total allocable net base management fees expense.

Income Tax Provision

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state and foreign taxes. Holders of our common and preferred shares are required to take into account their allocable share of each item of our income, gain, loss, deduction and credit allocated to such class of shares for our taxable year end ending within or with their taxable year.

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

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three months ended March 31, 2014 was recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders.

CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state and foreign income tax expense related to the 2014 tax year. For the three months ended March 31, 2014, we recorded less than $0.1 million of state and foreign tax expense for our non-corporate subsidiaries. Accordingly, for the three months ended March 31, 2014, we recorded income tax expense of less than $0.1 million. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

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

The following table summarizes the carrying value of our investment portfolio by strategy as of March 31, 2014 (amounts in thousands):

	Bank Loans & High Yield Bonds	Natural Resources	Special Situations	Mezzanine	Commercial Real Estate	Private Equity	Total
Corporate loans(1)	$6,105,929	$—	$226,115	$94,229	$—	$—	$6,426,273
Securities(2)	429,717	—	26,287	—	—	43,000	499,004
Equity investments, at estimated fair value(3)	85,499	7,500	79,600	9,480	—	103,909	285,988
Oil and gas properties, net	—	427,672	—	—	—	—	427,672
Interests in joint ventures and partnerships	—	84,470	86,809	—	221,072	124,024	516,375
Other assets	—	—	5,774	330	—	75	6,179
Total	$6,621,145	$519,642	$424,585	$104,039	$221,072	$271,008	$8,161,491

(1)                                 Includes loans held for sale and loans at estimated fair value. Amounts presented are gross of allowance for loan losses totaling $223.5 million as of March 31, 2014.

(2)                                 Excludes our investments in residential mortgage-backed securities with an estimated fair value of $58.8 million.

(3)                                 Includes certain marketable equity securities and private equity investments, including bank loans and high yield debt securities which were restructured from debt instruments to equity, for which we elected the fair value option of accounting.

The table above reconciles our assets as presented on our condensed consolidated balance sheets to our strategies, which differs from our reportable segments. For segment reporting purposes, the majority of our corporate debt portfolio and equity investments, at estimated fair value are included within our Credit segment. Our Natural Resources and Other segments include our oil and natural gas properties and commercial real estate investments, respectively. Our Natural Resources segment excludes the private equity and interests in joint ventures and partnerships focused on the oil and gas sector (included in equity investments, at estimated fair value and interests in joint ventures and partnerships on our condensed consolidated balance sheets).

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

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $6.6 billion as of March 31, 2014 and $6.9 billion as of December 31, 2013. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

The following table summarizes our corporate loans portfolio stratified by type as of March 31, 2014 and December 31, 2013. Loans that are not deemed to be held for sale are carried at amortized cost net of allowance for loan losses on our condensed consolidated balance sheets. Loans that are classified as held for sale are carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets. We also have certain loans that we elected to carry at estimated fair value.

Corporate Loans

(Amounts in thousands)

	March 31, 2014(1)				December 31, 2013(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,349,756	$6,224,024	$6,224,024	$6,152,331	$6,374,004	$6,212,663	$6,212,663	$6,128,193
Second lien	75,373	63,090	63,090	68,490	361,520	349,523	349,523	316,783
Subordinated	158,107	132,195	132,195	133,504	156,250	130,434	130,434	125,423
Subtotal	6,583,236	6,419,309	6,419,309	6,354,325	6,891,774	6,692,620	6,692,620	6,570,399
Lower of cost or fair value adjustment	—	(7,526)	—	—	—	(15,920)	—	—
Allowance for loan losses	—	(223,541)	—	—	—	(224,999)	—	—
Unrealized gains	—	14,490	—	—	—	15,019	—	—
Total	$6,583,236	$6,202,732	$6,419,309	$6,354,325	$6,891,774	$6,466,720	$6,692,620	$6,570,399

(1)   Includes loans held for sale and loans carried at estimated fair value.

As of March 31, 2014, $6.4 billion par amount, or 97.7%, of our corporate loan portfolio was floating rate and $149.7 million par amount, or 2.3%, was fixed rate. In addition, as of March 31, 2014, $279.9 million par amount, or 4.3%, of our corporate loan portfolio was denominated in foreign currencies, of which 72.6% was denominated in Euros. As of December 31, 2013, $6.7 billion par amount, or 97.8%, of our corporate loan portfolio was floating rate and $148.9 million par amount, or 2.2%, was fixed rate. In addition, as of December 31, 2013, $291.0 million par amount, or 4.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 74.0% was denominated in Euros.

As of March 31, 2014, our fixed rate corporate loans had a weighted average coupon of 11.2% and a weighted average years to maturity of 4.8 years, as compared to 11.2% and 5.1 years, respectively, as of December 31, 2013. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.6% as of March 31, 2014 and 4.8% as of December 31, 2013, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.8% as of March 31, 2014 and 3.9% as of December 31, 2013. The weighted average years to maturity of our floating rate corporate loans was 4.2 years and 4.1 years as of March 31, 2014 and December 31, 2013, respectively.

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

The following table summarizes our recorded investment in non-accrual loans as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
Loans held for investment	$397,580	$554,442
Loans held for sale	44,780	44,823
Loans at estimated fair value	13,025	24,883
Total non-accrual loans	$455,385	$624,148

The $168.8 million decrease in non-accrual loans from $624.1 million as of December 31, 2013 to $455.4 million as of March 31, 2014 was primarily due to $166.0 million of restructures that occurred during the period. During the three months ended March 31, 2014 and 2013, we recognized $4.2 million and $8.0 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

Impaired loans consist of loans held for investment where we have determined that it is probable that we will not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not be in default at the time a loan is designated as being impaired and all impaired loans are placed on non-accrual status. Impaired loans on a recorded investment basis decreased from $554.4 million as of December 31, 2013 to $397.6 million as of March 31, 2014 primarily due to $154.1 million of loans that were extinguished through TDRs.

Defaulted Loans

Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. The balance of defaulted loans may be comprised of loans held for investment, loans held for sale and loans at estimated fair value. Loans that are held for sale are carried at the lower of amortized cost or estimated market value and, accordingly, no allowance for loan losses is maintained for such loans. In contrast, loans that are specifically identified as being impaired have a specific allocated reserve that represents the excess of the loan’s amortized cost amount over its estimated fair value. Since defaulted loans may primarily consist of loans classified as held for sale and impaired loans consist of only loans held for investment, fluctuations in the balances of defaulted loans will not necessarily correspond to fluctuations in impaired loans.

As of March 31, 2014, we held three corporate loans that were in default with a total amortized cost of $46.9 million from one issuer. The $46.9 million total amortized cost was included in loans that comprised the allocated component of our allowance for loan losses. As of December 31, 2013, we held six corporate loans that were in default with a total amortized cost of $215.7 million from two issuers. Of the $215.7 million total amortized cost, $203.7 million were included in the loans that comprised the allocated component of our allowance for loan losses and $12.0 million were included in loans carried at estimated fair value.

Troubled Debt Restructurings

The recorded investment balance of TDRs at March 31, 2014 totaled $80.3 million, related to four issuers. Comparatively, the recorded investment balance of TDRs at December 31, 2013 totaled $55.4 million, related to three issuers. Loans whose terms have been modified in a TDR are considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and are typically placed on non-accrual status, but can be moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms is expected and the borrower has demonstrated a sustained period of repayment performance, typically six months. As of March 31, 2014 and December 31, 2013, $55.3 million and $55.4 million of TDRs were included in non-accrual loans, respectively (see “Non-Accrual Loans” section above). As of both March 31, 2014 and December 31, 2013, the allowance for loan losses included specific reserves of $22.1 million related to TDRs.

The following table presents the aggregate balance of loans whose terms have been modified in a TDR during the three months ended March 31, 2014 and 2013 (dollar amounts in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(3)
Troubled debt restructurings:
Loans held for investment	1	$154,075	$—	2	$68,358	$39,430
Loans at estimated fair value	2	41,347	24,571	1	1,670	1,229
Total		$195,422	$24,571		$70,028	$40,659

(1)	Recorded investment is defined as amortized cost plus accrued interest.

(2)

Excludes equity securities received from the loans held for investment and/or loans at estimated fair value TDRs with an estimated fair value of $92.0 million and $12.3 million, from the two issuers, respectively.

(3)	Excludes equity securities received from the loans held for investment TDRs with an estimated fair value of $2.1 million.

During the three months ended March 31, 2014, we modified an aggregate recorded investment of $195.4 million related to two issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) a combination of equity carried at estimated fair value and cash, or (ii) a combination of equity and loans carried at estimated fair value with extended maturities ranging from an additional three to five-year period and a higher spread of 4.0%. Prior to the restructurings, one of the TDRs described above was already identified as impaired and had specific allocated reserves, while the other two were loans carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets plus cash received was charged-off against the allowance for loan losses. The TDRs resulted in $1.1 million of charge-offs, or 76% of the total $1.5 million of charge-offs recorded during the first quarter of 2014.

During the three months ended March 31, 2013, we modified an aggregate recorded investment of $70.0 million related to three issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%. Prior to the restructurings, two of the TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge-offs, or 95% of the total $28.3 million of charge-offs recorded during the first quarter of 2013.

As of March 31, 2014 and December 31, 2013, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR.

As of March 31, 2014 and December 31, 2013, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

During both the three months ended March 31, 2014 and 2013, we modified $1.0 billion amortized cost of corporate loans that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance for Loan Losses

The following table summarizes the changes in our allowance for loan losses for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$224,999	$223,472
Provision for loan losses	—	11,068
Charge-offs	(1,458)	(28,313)
Ending balance	$223,541	$206,227

As of March 31, 2014 and December 31, 2013, we had an allowance for loan loss of $223.5 million and $225.0 million, respectively. As described under “Critical Accounting Policies”, our allowance for loan losses represents our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involves a high degree of management judgment and is based upon a comprehensive review of our loan portfolio that is performed on a quarterly basis. Our allowance for loan losses consists of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertains to specific loans that we have determined are impaired. We determine a loan is impaired when we estimate that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we perform a comprehensive review of our entire loan portfolio and identify certain loans that we have determined are impaired. Once a loan is identified as being impaired we place the loan on non-accrual status, unless the loan is already on non-accrual status, and record a reserve that reflects our best estimate of the loss that we expect to recognize from the loan. The expected loss is estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan’s estimated fair value.

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

As of March 31, 2014, the allocated component of our allowance for loan losses totaled $113.7 million and relates to investments in certain loans issued by three issuers with an aggregate par amount of $422.6 million and an aggregate recorded investment of $397.6 million. As of December 31, 2013, the allocated component of our allowance for loan losses totaled $142.7 million and relates to investments in certain loans issued by four issuers with an aggregate par amount of $594.4 million and an aggregate recorded investment of $554.4 million. The $29.0 million decrease in the allocated component of our allowance for loan losses was primarily due to the extinguishment of loans through TDRs related to a single issuer.

The unallocated component of our allowance for loan losses totaled $109.9 million and $82.3 million as of March 31, 2014 and December 31, 2013, respectively. As discussed above, we estimate the unallocated reserve by first categorizing our corporate loans held for investment portfolio based on their assigned risk grade and then based on the seniority of the loan in the issuer’s capital structure. Of the three internally assigned risk grades, as of March 31, 2014, we had no loans issued that we classified as high risk. In comparison, as of December 31, 2013, loans classified as high risk primarily consisted of Modular Space Corporation, which paid off at par its outstanding second lien term loan facility on February 25, 2014.

At September 30, 2012, we transferred Texas Competitive Electric Holdings Company LLC (“TXU”), from the high risk grade of the unallocated component to the allocated component of our allowance for loan losses upon determination that the loans were impaired. Management believed it probable that we would be unable to collect all payments due in accordance with the contractual terms of the loan agreement. To calculate the recovery value of the loans, we estimated the loss as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted using the effective discount rate. At March 31, 2014, the calculation resulted in a specific reserve of $68.2 million related to TXU, or an implied recovery value of approximately 76% of par. As of March 31, 2014, TXU had a total amortized cost of $311.6 million. In addition, we held TXU loans held for sale with a recorded investment of $29.8 million as of March 31, 2014.

During the three months ended March 31, 2014 and 2013, we recorded charge-offs totaling $1.5 million and $28.3 million, respectively, comprised primarily of loans modified in TDRs.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

The following table summarizes the changes in our loans held for sale balance for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Loans Held for Sale:
Beginning balance	$279,748	$128,289
Transfers in	238,115	21,388
Transfers out	—	—
Sales, paydowns, restructurings and other	(15,527)	(37,533)
Lower of cost or estimated fair value adjustment(1)	8,351	(4,749)
Net carrying value	$510,687	$107,395

(1)         Represents the recorded net adjustment to earnings for the respective period.

As of March 31, 2014, we had $510.7 million of loans held for sale, an increase of $230.9 million from December 31, 2013 due to the transfer of certain loans from held for investment to loans held for sale.

During the three months ended March 31, 2014 and 2013, we transferred $238.1 million and $21.4 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and our determination to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. During both the three months ended March 31, 2014 and 2013, we transferred no loans held for sale back to loans held for investment. Transfers back to held for investment may occur as the circumstances that led to the initial transfer to held for sale are no longer present. Such circumstances include deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
Lower of cost or estimated fair value:
Beginning balance	$(15,920)	$(14,046)
Sale, paydown and restructure of loans held for sale	43	—
Transfer of loans to held for investment	—	—
Declines in estimated fair value	(58)	(7,483)
Recoveries in estimated fair value	8,409	2,734
Ending balance	$(7,526)	$(18,795)

We recorded an $8.4 million reduction to the  lower of cost or estimated fair value adjustment for the three months ended March 31, 2014 for certain loans held for sale, which had a carrying value of $510.7 million as of March 31, 2014. Comparatively, we recorded a $4.7 million net charge to earnings for the three months ended March 31, 2013 for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $107.4 million as of March 31, 2013.

Concentration Risk

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2014, approximately 44% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, U.S. Foods Inc. and First Data Corp., which combined represented $842.7 million or approximately 13% of the aggregated amortized cost basis of our corporate loans. As of December 31, 2013, approximately 46% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.2 million or approximately 14% of the aggregated amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $519.8 million and $524.3 million as of March 31, 2014 and December 31, 2013, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets.

The following table summarizes our corporate debt securities portfolio stratified by type as of March 31, 2014 and December 31, 2013:

Corporate Debt Securities

(Amounts in thousands)

	March 31, 2014(1)				December 31, 2013(1)
	Par	Carrying Value	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$148,407	$134,216	$126,742	$134,216	$183,856	$166,409	$157,637	$166,409
Senior unsecured	272,320	274,857	252,840	274,857	241,381	241,368	215,875	241,368
Subordinated	99,105	89,931	89,290	89,931	99,105	89,531	89,231	89,531
Total	$519,832	$499,004	$468,872	$499,004	$524,342	$497,308	$462,743	$497,308

(1)         In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the condensed consolidated statements of operations.

As of March 31, 2014, $456.8 million, or 87.9%, of our corporate debt securities portfolio was fixed rate and $63.1 million, or 12.1%, was floating rate. In addition, as of March 31, 2014, $25.1 million par amount, or 4.8%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 84.4% was denominated in Euros. As of December 31, 2013, $461.3 million, or 88.0%, of our corporate debt securities portfolio was fixed rate and $63.1 million, or 12.0%, was floating rate. In addition, as of December 31, 2013, $26.5 million par amount, or 5.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 85.2% was denominated in Euros.

As of March 31, 2014, our fixed rate corporate debt securities had a weighted average coupon of 8.3% and a weighted average years to maturity of 5.1 years, as compared to 7.9% and 5.6 years, respectively, as of December 31, 2013. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 4.3% as of both March 31, 2014 and December 31, 2013, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 4.1% as of both March 31, 2014 and December 31, 2013. The weighted average years to maturity of our floating rate corporate debt securities was 7.4 years and 7.6 years as of March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014 and 2013, we recorded impairment losses totaling $2.9 million and $5.9 million, respectively, for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

As of March 31, 2014, we had a corporate debt security from one issuer in default with an estimated fair value of $6.6 million, which was on non-accrual status. As of December 31, 2013, we had a corporate debt security from one issuer in default with an estimated fair value of $25.4 million, which was on non-accrual status.

Concentration Risk

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2014, approximately 59% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by JC Penney Corp. Inc., LCI Helicopters Limited and NXP Semiconductor NV, which combined represented $125.1 million, or approximately 25% of the estimated fair value of our corporate debt securities. As of December 31, 2013, approximately 55% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, JC Penney Corp. Inc. and NXP Semiconductor NV, which combined represented $104.5 million, or approximately 21% of the estimated fair value of our corporate debt securities.

Other Holdings

Our other holdings primarily consist of working and royalty interests, marketable and private equity investments, as well as interests in joint ventures and partnerships.

Natural Resources Holdings

Working Interests

Our natural resources holdings include non-operated working interests in producing oil and natural gas fields located in Louisiana, Mississippi and Texas. As of March 31, 2014 and December 31, 2013, the working interests had a net carrying value of $388.1 million and $359.1 million, respectively, excluding $54.4 million and $50.4 million, respectively, from two assets classified as interests in joint ventures and partnerships on the condensed consolidated balance sheets. These interests are in proved developed, proved undeveloped and unproved properties, with the majority of our proved reserve volumes as natural gas, followed by NGLs and then oil. The acquisition and development of certain working interests was partially financed with borrowings through our 2015 Natural Resources Facility, which had $49.9 million and $50.3 million outstanding as of March 31, 2014 and December 31, 2013, respectively.

Royalty Interests

In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties. We had approximately 367 and 359 gross productive wells as of March 31, 2014 and December 31, 2013, respectively, in which we own an overriding royalty interest only, and the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of March 31, 2014 and December 31, 2013, had net carrying values of $39.6 million and $41.3 million, respectively.

Equity Holdings

Equity investments carried at estimated fair value primarily consist of private equity investments. As of March 31, 2014, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $5.7 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $256.5 million and an estimated fair value of $286.0 million. In comparison, as of December 31, 2013, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $4.5 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $160.6 million and an estimated fair value of $181.2 million.

Interests in Joint Ventures and Partnerships Holdings

As of March 31, 2014, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate cost amount of $462.5 million and estimated fair value of $516.4 million. As of December 31, 2013, our interests in joint ventures and partnerships had an aggregate cost amount of $406.5 million and estimated fair value of $436.2 million.

Shareholders’ Equity

Our shareholders’ equity at March 31, 2014 and December 31, 2013 totaled $2.6 billion and $2.5 billion, respectively. Included in our shareholders’ equity as of March 31, 2014 and December 31, 2013, is accumulated other comprehensive loss totaling $21.4 million and $15.7 million, respectively.

Our average common shareholders’ equity and return on average common shareholders’ equity for the three months ended March 31, 2014 was $2.2 billion and 18.9%, respectively, and for the three months ended March 31, 2013 was $2.0 billion and 18.4%, respectively. Return on average common shareholders’ equity is defined as net income available to common shareholders divided by weighted average common shareholders’ equity.

Our book value per common share as of March 31, 2014 and December 31, 2013 was $10.83 and $10.58, respectively, and was computed based on 204,824,159 common shares issued and outstanding as of both March 31, 2014 and December 31, 2013.

Distributions

Preferred Shareholders

On March 25, 2014, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on April 15, 2014 to preferred shareholders as of the close of business on April 8, 2014.

Common Shareholders

On January 30, 2014, our board of directors declared a cash distribution for the quarter ended December 31, 2013 of $0.22 per share to common shareholders of record on February 13, 2014. The distribution was paid on February 27, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we will continue to evaluate opportunities to issue incremental capital. This may include taking advantage of market opportunities to issue equity or refinance or replace indebtedness, including the issuance of new debt securities and retiring debt pursuant to privately negotiated transactions, open market purchases or otherwise. As of March 31, 2014, we had unrestricted cash and cash equivalents totaling $185.1 million.

Prior to our completed merger with KKR & Co., pursuant to the merger agreement entered into on December 16, 2013, we agreed to conduct our business in the ordinary course and in a manner consistent in all material respects with past practice, subject to certain conditions and restrictions including, but not limited to the entry into certain material contracts or the incurrence of certain indebtedness. In addition, under the merger agreement we were restricted in the amount of distributions that we were able to pay to our common shareholders without the prior consent of KKR & Co.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization (“OC Test”) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, as of March 31, 2014, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (“IC”) tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

Sources of Funds

Cash Flow CLO Transactions

As of March 31, 2014, we had nine Cash Flow CLO transactions outstanding. In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

On January 23, 2014, we closed CLO 2013-2, a $384.0 million secured financing transaction maturing on January 23, 2026. We issued $339.3 million par amount of senior secured notes to unaffiliated investors, of which $319.3 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.16% and $20.0 million was fixed rate at 3.74%. The investments that are owned by CLO 2013-2 collateralize the CLO 2013-2 debt, and as a result, those investments are not available to us, our creditors or shareholders. According to the indenture, the effective and first payment date of CLO 2013-2 will commence in May and July 2014, respectively.

During the three months ended March 31, 2014, we issued $21.9 million par amount of CLO 2007-1 class E notes for proceeds of $21.9 million. In addition, during the three months ended March 31, 2014, we issued $29.8 million par amount of CLO 2007-A class G notes for proceeds of $30.2 million and $29.8 million par amount of CLO 2007-A class H notes for proceeds of $30.1 million.

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

The following table summarizes the PVR Test for CLO 2011-1. This information is based on the March 2014 monthly report which is prepared by the independent third party trustee for CLO 2011-1:

(dollar amounts in thousands)	CLO 2011-1
Portfolio total	$583,356
Par value test minimum	120.0%
Par value test ratio	133.4%
Cushion / (Excess)	$65,594
Par value portfolio collateral value	$655,114
Outstanding loan balance	$491,266

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of March 31, 2014, all of our CLOs were in compliance with their respective OC Tests. The following table summarizes several of the material tests and metrics for each of our CLOs. This information is based on the March 2014 monthly reports, which are prepared by the independent third party trustee for each CLO:

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

•                  Actual senior OC Test: Actual senior over-collateralization amount as of the March 2014 report date.

•                  Actual cushion / (excess): Dollar amount that over-collateralization test is being passed, cushion, or failed (excess).

•                  Subordinated OC Test minimum: Minimum subordinated over- collateralization requirement per the respective CLO’s indenture.

•                  Actual subordinated OC Test: Actual subordinated over- collateralization amount as of the March 2014 report date.

•                  Subordinate cushion / (excess): Dollar amount that the OC Test is being passed, cushion, or failed (excess).

(dollar amounts in thousands)	CLO 2005-1	CLO 2005-2	CLO 2006-1	CLO 2007-1	CLO 2007-A	CLO 2012-1	CLO 2013-1	CLO 2013-2
Investments	$369,880	$510,767	$732,263	$3,381,285	$723,948	$401,024	$504,201	$370,799
Senior IC ratio minimum	115.0%	125.0%	115.0%	115.0%	120.0%	115.0%	115.0%	115.0%
Actual senior IC ratio	896.0%	1,158.8%	429.6%	527.5%	608.4%	277.9%	305.6%	n/a
CCC amount	$46,199	$60,606	$95,819	$407,328	$61,455	$991	$7,142	$—
CCC percentage of portfolio	12.5%	11.9%	13.1%	12.0%	8.5%	0.2%	1.4%	—
CCC threshold percentage	5.0%	7.5%	7.5%	7.5%	7.5%	7.5%	7.5%	7.5%
Senior OC Test minimum	119.4%	123.0%	143.1%	159.1%	119.7%	113.2%	114.5%	118.7%
Actual senior OC Test	307.6%	189.6%	228.8%	181.8%	208.5%	121.5%	123.6%	127.2%
Cushion / (Excess)	$212,351	$176,220	$254,708	$403,229	$286,055	$27,464	$37,104	$24,788
Subordinated OC Test minimum	106.2%	106.9%	114.0%	120.1%	109.9%	n/a	n/a	n/a
Actual subordinated OC Test	142.3%	139.9%	169.3%	126.6%	135.9%	n/a	n/a	n/a
Cushion / (Excess)	$88,127	$118,311	$222,087	$166,513	$128,579	n/a	n/a	n/a

Credit Facilities

Senior Secured Credit Facility

On November 30, 2012, we entered into the $150.0 million 2015 Facility. We have the right to prepay loans under the 2015 Facility in whole or in part at any time. Loans under the 2015 Facility bear interest at a rate equal to, at our option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. As of March 31, 2014 and December 31, 2013, we had zero and $75.0 million, respectively, of borrowings outstanding under the 2015 Facility. In connection with the merger with KKR & Co., we terminated the 2015 Facility on April 30, 2014.

Asset-Based Borrowing Facility

On November 14, 2013, our 2015 Natural Resources Facility was adjusted and reduced to $94.6 million, which is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. As of March 31, 2014 and December 31, 2013, we had $49.9 million and $50.3 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility.

On February 27, 2013, we entered into the 2018 Natural Resources Facility, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On December 20, 2013, the 2018 Natural Resources Facility was adjusted and increased to $42.0 million. We have the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. As of March 31, 2014 and December 31, 2013, we had no borrowings outstanding under the 2018 Natural Resources Facility.

All of our credit facilities contain customary covenants. As of March 31, 2014 and December 31, 2013, we believe we were in compliance with the covenant requirements for our credit facilities.

Convertible Debt

7.5% Convertible Senior Notes

On January 18, 2013, in accordance with the indenture relating to our $172.5 million 7.5% convertible senior notes due January 15, 2017 (“7.5% Notes”), we issued a Termination Notice to holders of the 7.5% Notes whereby we terminated the right to convert the 7.5% Notes to common shares. Per the indenture, we were able to terminate the conversion rights of the notes if the closing price of our shares exceeded 150% of the conversion price then in effect for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which we provide notice of the election to terminate the conversion rights. Holders of $172.5 million 7.5% Notes submitted their notes for conversion for which we satisfied by physical settlement with 26.1 million common shares, or 151.0580 shares per $1,000 principal amount of 7.5% Notes. As set forth in the Termination Notice, the 7.5% Notes were no longer convertible to common shares as of February 17, 2013.

Perpetual Preferred Offering

On January 17, 2013, we issued 14.95 million of Series A LLC Preferred Shares for gross proceeds of $373.8 million, and net proceeds of $362.0 million. The Series A LLC Preferred Shares trade on the NYSE under the ticker symbol “KFN.PR” and began trading on January 28, 2013. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by our board of directors, quarterly on January 15, April 15, July 15 and October 15 of each year, at a rate per annum equal to 7.375%.

Off-Balance Sheet Commitments

As of March 31, 2014, we had committed to purchase corporate loans with an aggregate par amount totaling $309.5 million. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of March 31, 2014, we had unfunded financing commitments totaling $15.1 million for corporate loans.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to total approximately $251.0 million as of March 31, 2014, whereby approximately 64% was related to our credit segment, 30% was related to our other segment and 6% was related to our natural resources segment.

As of March 31, 2014, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $297.5 million. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. As of March 31, 2014, we also had financial guarantees related to our natural resources investments totaling $17.9 million.

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

For holders of our shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a “qualified publicly traded partnership” for purposes of the income and asset diversification tests that apply to regulated investment companies. Although the calculation of our gross income for purposes of this test is not entirely clear, if our calculation of gross income is respected, it is likely that we will not be treated as a “qualified publicly traded partnership” for our 2014 tax year. No assurance can be provided that we will or will not be treated as a “qualified publicly traded partnership” in 2015 or any future year.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of March 31, 2014, $305.0 million par amount, or 4.3%, of our corporate debt portfolio was denominated in foreign currencies, of which 73.5% was denominated in Euros. In addition, as of March 31, 2014, $139.7 million aggregate cost, or 19.3%, of interests in joint ventures and partnerships and other assets, which includes our equity investments at estimated fair value, was denominated in foreign currencies, of which 40.6% was denominated in Euros, 27.6% was denominated in the British pound sterling and 14.1% was denominated in Canadian dollars.

Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of March 31, 2014, the net contractual notional balance of our foreign exchange options and forward contracts totaled $211.7 million, all of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of March 31, 2014, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(20,815)
Increase of 2.0%	$(4,517)
Increase of 3.0%	$11,781
Increase of 4.0%	$28,079
Increase of 5.0%	$44,378

As of March 31, 2014, approximately 67.1% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.1%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 2% and 3% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. The contractual notional balance of our interest rate swaps was $469.3 million as of March 31, 2014. Of the $469.3 million, $344.3 million was related to two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held as of March 31, 2014 (amounts in thousands):

	As of March 31, 2014
	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$469,333	$(45,752)
Free-Standing Derivatives:
Commodity swaps	—	(2,175)
Foreign exchange forward contracts	(341,554)	(25,161)
Foreign exchange options	129,900	8,128
Common stock warrants	—	960
Total rate of return swaps	—	(115)
Options	—	6,292
Total		$(57,823)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of March 31, 2014 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Cash Flow Hedges:
Interest rate swaps	$(2,701)	$—	$(9,083)	$(33,968)	$(45,752)
Free-Standing Derivatives:
Commodity swaps	(4,334)	2,159	—	—	(2,175)
Foreign exchange forward contracts	(19,289)	(4,271)	(1,591)	(10)	(25,161)
Foreign exchange options	8,128	—	—	—	8,128
Total rate of return swaps	(115)	—	—	—	(115)
Total	$(18,311)	$(2,112)	$(10,674)	$(33,978)	$(65,075)

Commodity Price Risk

Certain of our natural resources holdings, including our working interests in producing oil and natural gas fields are subject to fluctuations in the prices of oil, natural gas and NGL, which may cause our revenues and cash flows to be volatile. As of March 31, 2014, natural gas comprised approximately 58% of our total working interest reserves, while NGL and oil comprised approximately 25% and 17%, respectively. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we have entered into, and expect to continue to use, commodity swaps for our working interests. Our policy has been to hedge a substantial portion of the total estimated oil, natural gas and NGL production on our working interests for a specified amount of time. We currently use receive-fixed, pay-floating commodity derivative contracts, specifically oil, natural gas and certain NGL product swaps, for certain years through 2016. Our unhedged production may expose us to commodity price declines or alternatively, provide the potential upside from commodity price increases. Our price hedging strategy and future hedging transactions, including the prices at which we hedge our production, are dependent upon several factors, including expected production and commodities prices at the time we enter into these transactions.

We do not designate any of our commodity derivatives as cash flow hedges for accounting purposes. As such, the changes in fair value of these instruments are recorded in current period earnings. For the three months ended March 31, 2014, we had $1.9 million of commodity derivatives settlements, which are settled monthly. The estimated fair value of our net commodity swap liabilities as of March 31, 2014 totaled $2.2 million. As a significant portion of our commodity derivatives hedge our estimated natural gas proved developed producing (“PDP”) production through 2015, a 40% decrease in the future prices of natural gas as compared to the future prices at March 31, 2014 would result in an estimated unhedged PDP production value decrease of approximately $10.5 million or less for any year through 2015. In addition, as we hedge a portion of our estimated total proved oil production through 2015, a 40% decrease in the future price of oil as compared to the future price at March 31, 2014 would result in an estimated unhedged total proved production value decrease of approximately $19.7 million or less for any year through 2015.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2014 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ending March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PRECEEDINGS

The section entitled “Contingencies” appearing in Note 10 “Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 27, 2014. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K and subsequent current reports filed with the SEC, which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

Following the completion of our acquisition by KKR, we are exempt from certain NYSE corporate governance requirements.

Subsequent to our becoming a subsidiary of KKR & Co. L.P. on April 30, 2014, our common stock was delisted from the New York Stock Exchange and, accordingly, are now exempt from several corporate governance standards of the NYSE to which we were previously subject.  Specifically, we are now exempt from: (1) the requirement to hold an annual meeting of shareholders or to prepare a proxy statement, (2) the requirement that there be an audit committee, nominating and corporate governance committee and compensation committee each composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, (3) the requirement of an annual performance evaluation of these committees and (4) the requirement to have in place corporate governance guidelines addressing specific governance matters. In addition, our board of directors will now be elected solely upon the vote or consent of a subsidiary of KKR & Co. L.P., subject to the right of holders of our preferred shares to elect directors in certain limited situations in connection with nonpayment of dividends. Accordingly, holders of securities in our company may not have the same protections afforded to holders of securities in companies that are subject to these corporate governance requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2014, our non-employee directors deferred $0.1 million of cash compensation in exchange for 5,280 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. In addition, on February 27, 2014, our non-employee directors deferred $0.1 million of cash distribution in exchange for 11,445 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)-(2) thereof.

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

Date: May 8, 2014