Form 10-Q
period 2014-06-30
KKR Financial Holdings LLC
filed 2014-08-11
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares of the registrant’s common shares outstanding as of July 31, 2014 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	Successor Company	Predecessor Company
	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$197,850	$157,167
Restricted cash and cash equivalents	608,870	350,385
Securities, at estimated fair value	570,071	573,312
Corporate loans, net (includes $6,293,540 measured at estimated fair value as of June 30, 2014 and $237,480 measured at estimated fair value and $279,748 loans held for sale as of December 31, 2013)	6,293,540	6,466,720
Equity investments, at estimated fair value ($88,096 and zero pledged as collateral as of June 30, 2014 and December 31, 2013, respectively)	278,503	181,212
Oil and gas properties, net	525,678	400,369
Interests in joint ventures and partnerships, at estimated fair value	534,026	436,241
Derivative assets	22,991	30,224
Interest and principal receivable	40,015	33,570
Other assets	316,882	87,998
Total assets	$9,388,426	$8,717,198
Liabilities
Collateralized loan obligation secured notes (includes $5,547,914 and zero measured at estimated fair value as of June 30, 2014 and December 31, 2013, respectively)	$5,547,914	$5,249,383
Credit facilities	83,289	125,289
Senior notes	415,278	362,276
Junior subordinated notes	246,062	283,517
Accounts payable, accrued expenses and other liabilities	223,748	58,215
Accrued interest payable	22,061	23,575
Related party payable	4,420	5,574
Derivative liabilities	88,345	81,635
Total liabilities	6,631,117	6,189,464
Shareholders’ equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both June 30, 2014 and December 31, 2013	—	—
Common shares, no par value, 500,000,000 shares authorized, and 100 shares and 204,824,159 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Paid-in-capital	2,763,922	3,315,117
Accumulated other comprehensive loss	—	(15,652)
Accumulated deficit	(6,613)	(771,731)
Total shareholders’ equity	2,757,309	2,527,734
Total liabilities and shareholders’ equity	$9,388,426	$8,717,198

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	Successor Company	Predecessor Company
	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Revenues
Loan interest income	$53,683	$29,802	$114,096	$92,117	$190,378
Securities interest income	5,087	3,480	13,081	13,531	28,393
Oil and gas revenue	31,930	17,754	61,782	27,867	51,672
Other	3,613	25,616	28,283	3,729	7,251
Total revenues	94,313	76,652	217,242	137,244	277,694
Investment costs and expenses
Interest expense	35,896	17,117	64,362	36,719	78,599
Interest expense to affiliates	—	—	—	9,729	19,646
Provision for loan losses	—	—	—	—	11,068
Oil and gas production costs	7,860	3,938	14,772	9,349	17,257
Oil and gas depreciation, depletion and amortization	11,134	6,929	22,471	9,116	18,104
Other	774	71	220	280	1,568
Total investment costs and expenses	55,664	28,055	101,825	65,193	146,242
Other income (loss)
Net realized and unrealized gain (loss) on investments	54,100	(16,211)	61,553	24,997	119,724
Net realized and unrealized (loss) gain on derivatives and foreign exchange	(9,164)	(1,413)	(9,783)	6,902	(1,950)
Net realized and unrealized loss on debt	(25,396)	—	—	—	—
Net loss on restructuring and extinguishment of debt	—	—	—	—	(20,269)
Other income	1,347	1,118	4,564	5,336	13,950
Total other income (loss)	20,887	(16,506)	56,334	37,235	111,455
Other expenses
Related party management compensation	10,406	4,224	29,841	17,518	45,824
General, administrative and directors expenses	2,413	4,988	8,891	3,690	8,484
Professional services	1,545	24,939	26,877	1,988	3,715
Total other expenses	14,364	34,151	65,609	23,196	58,023
Income before income taxes	45,172	(2,060)	106,142	86,090	184,884
Income tax expense (benefit)	28	143	162	(42)	416
Net income (loss)	$45,144	$(2,203)	$105,980	$86,132	$184,468

Preferred share distributions	6,891	—	6,891	6,891	13,629
Net income (loss) available to common shares	$38,253	$(2,203)	$99,089	$79,241	$170,839

Net (loss) income per common share:
Basic	N/A	$(0.01)	$0.48	$0.39	$0.85
Diluted	N/A	$(0.01)	$0.48	$0.39	$0.85

Weighted-average number of common shares outstanding:
Basic	N/A	204,398	204,276	204,108	200,650
Diluted	N/A	204,398	204,276	204,108	200,650

Distributions declared per common share	N/A	$—	$0.22	$0.21	$0.47

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Successor Company	Predecessor Company
	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Net income (loss)	$45,144	$(2,203)	$105,980	$86,132	$184,468
Other comprehensive (loss) income:
Unrealized losses on securities available-for-sale	—	(3,364)	(5,253)	(6,340)	(815)
Unrealized (losses) gains on cash flow hedges	—	(1,611)	(5,442)	20,240	31,398
Total other comprehensive (loss) income	—	(4,975)	(10,695)	13,900	30,583
Comprehensive income (loss)	$45,144	$(7,178)	$95,285	$100,032	$215,051

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands, except share information)

	Predecessor Company
					Accumulated
	Preferred Shares		Common Shares		Other		Total
	Shares	Paid-In Capital	Shares	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity

Balance at January 1, 2014	14,950,000	$361,622	204,824,159	$2,953,495	$(15,652)	$(771,731)	$2,527,734
Net income	—	—	—	—	—	105,980	105,980
Other comprehensive loss	—	—	—	—	(10,695)	—	(10,695)
Distributions declared on preferred shares	—	—	—	—	—	(6,891)	(6,891)
Distributions declared on common shares	—	—	—	—	—	(45,061)	(45,061)
Share-based compensation expense related to restricted common shares	—	—	—	1,018	—	—	1,018
Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$2,572,085

	Successor Company
					Accumulated
	Preferred Shares		Common Shares		Other		Total
	Shares	Paid-In Capital	Shares	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity

Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$2,572,085
Purchase accounting adjustments	—	17,361	—	(570,040)	26,347	717,703	191,371
Balance at May 1, 2014	14,950,000	378,983	204,824,159	2,384,473	—	—	2,763,456
Reverse stock split	—	—	(204,824,059)	—	—	—	—
Net income	—	—	—	—	—	45,144	45,144
Distributions declared on preferred shares	—	—	—	—	—	(6,891)	(6,891)
Distributions to Parent	—	—	—	—	—	(44,866)	(44,866)
Capital contributions from Parent	—	—	—	466	—	—	466
Balance at June 30, 2014	14,950,000	$378,983	100	$2,384,939	$—	$(6,613)	$2,757,309

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Successor Company	Predecessor Company
	For the two months ended June 30, 2014	For the four months ended April 30, 2014	For the six months ended June 30, 2013
Cash flows from operating activities
Net income	$45,144	$105,980	$184,468
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss on derivatives and foreign exchange	9,164	9,783	1,950
Net loss on restructuring and extinguishment of debt	—	—	20,269
Write-off of debt issuance costs	—	1,472	5,335
Lower of cost or estimated fair value adjustment on corporate loans held for sale	—	(5,038)	8,650
Provision for loan losses	—	—	11,068
Impairment charges	—	4,391	12,489
Share-based compensation	—	1,018	1,896
Net realized and unrealized gain on investments	(54,100)	(60,906)	(140,863)
Depreciation and net amortization	10,457	15,832	(11,852)
Net realized and unrealized loss on debt	25,396	—	—
Changes in assets and liabilities:
Interest receivable	94	(6,753)	6,991
Other assets	1,793	(19,668)	(19,840)
Related party payable	4,740	(1,815)	(740)
Accounts payable, accrued expenses and other liabilities	(21,190)	27,211	(3,284)
Preferred share distribution payable	—	(6,891)	—
Accrued interest payable	4,415	(1,470)	(5,889)
Accrued interest payable to affiliates	—	—	(1,257)
Net cash provided by operating activities	25,913	63,146	69,391
Cash flows from investing activities
Principal payments from corporate loans	230,956	906,166	1,125,080
Principal payments from securities	6,797	21,223	106,881
Proceeds from sales of corporate loans	231,599	36,595	163,372
Proceeds from sales of securities	1,806	44,373	24,808
Proceeds from equity and other investments	24,409	48,911	28,559
Purchases of corporate loans	(314,846)	(886,230)	(875,234)
Purchases of securities	(32,478)	(78,106)	(46,840)
Purchases of equity and other investments	(56,540)	(104,301)	(127,047)
Cover securities sold, not yet purchased	—	—	(480)
Net change in proceeds, purchases, and settlements of derivatives	(2,627)	(7,265)	1,344
Net change in restricted cash and cash equivalents	41,094	(299,579)	(289,398)
Net cash provided by (used in) investing activities	130,170	(318,213)	111,045
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	52,594	648,197	449,002
Retirement of collateralized loan obligation secured notes	(196,940)	(221,914)	(551,844)
Proceeds from credit facilities	20,100	13,300	—
Repayment of credit facilities	—	(75,400)	(61,700)
Net proceeds from issuance of preferred shares	—	—	361,622
Distributions on common shares	(44,866)	(45,061)	(96,248)
Distributions on preferred shares	—	(6,891)	(6,738)
Capital contributions from Parent	466	—	—
Other capitalized costs	—	(3,918)	(4,633)
Net cash (used in) provided by financing activities	(168,646)	308,313	89,461
Net (decrease) increase in cash and cash equivalents	(12,563)	53,246	269,897
Cash and cash equivalents at beginning of period	210,413	157,167	237,606
Cash and cash equivalents at end of period	$197,850	$210,413	$507,503
Supplemental cash flow information
Cash paid for interest	$24,196	$53,576	$84,238
Net cash paid for income taxes	$59	$157	$4,760
Non-cash investing and financing activities
Issuance of restricted common shares	$—	$—	$3,282
Loans transferred from held for investment to held for sale	$—	$348,808	$76,803
Preferred share distributions declared, not yet paid	$6,891	$—	$6,891
Conversion of convertible senior notes to common shares	$—	$—	$186,254

Non-cash activities:

In connection with the merger with KKR & Co. L.P., KKR Financial Holdings LLC and subsidiaries recorded acquisition accounting adjustments, which resulted in changes to equity. Refer to Note 2 to these condensed consolidated financial statements for further details.

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

The Manager, a wholly-owned subsidiary of KKR Asset Management LLC, manages the Company pursuant to a management agreement (the “Management Agreement”). KKR Asset Management LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), which is a subsidiary of KKR & Co. L.P. (“KKR & Co.”).

On April 30, 2014, the Company became a subsidiary of KKR & Co., whereby KKR & Co. acquired all of the Company’s outstanding common shares through an exchange of equity through which the Company’s shareholders received 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN (the “Merger Transaction”). Following the Merger Transaction, KKR Fund Holdings L.P. (“KKR Fund Holdings”), a subsidiary of KKR & Co., became the sole holder of all of the outstanding common shares of the Company and is the parent of the Company (the “Parent”).

As of the close of trading on April 30, 2014, the Company’s common shares were delisted on the New York Stock Exchange (“NYSE”). The Company’s 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes remain outstanding and the Company continues to file periodic reports under the Securities Exchange Act of 1934, as amended. Refer to Note 3 to these condensed consolidated financial statements for further details around the Merger Transaction.

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

As further described in Note 3 to these condensed consolidated financial statements, the Merger Transaction was accounted for using the acquisition method of accounting, which required that the assets purchased and the liabilities assumed all be reported in the acquirer’s financial statements at their fair value, with any excess of net assets over the purchase price being reported as a bargain purchase gain. The application of the acquisition method of accounting represented a push down of accounting basis to the Company, whereby it was also required to record the assets and liabilities at fair value as of the date of the Merger Transaction. This change in accounting basis resulted in the termination of the prior reporting entity and a corresponding creation of a new reporting entity.

Accordingly, the Company’s condensed consolidated financial statements and transactional records prior to the effective date, or May 1, 2014 (the “Effective Date”), reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the Effective Date are labeled “Successor Company” and reflect the push down basis of accounting for the new estimated fair values in the Company’s condensed consolidated financial statements. This change in accounting basis is represented in the condensed consolidated financial statements by a vertical black line which appears between the columns entitled “Predecessor Company” and “Successor Company” on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Merger Transaction are not comparable.

In addition to the new accounting basis established for assets and liabilities, purchase accounting also required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss to be recognized within the Company’s shareholders’ equity section of the Company’s condensed consolidated financial statements. Accordingly, the Company’s accumulated deficit at June 30, 2014 represents only the results of operations subsequent to April 30, 2014, the date of the Merger Transaction.

For the following assets not carried at fair value, as presented under the Predecessor Company, the Company adopted the fair value option of accounting as of the Effective Date: (i) corporate loans held for investment at amortized cost, net of an allowance for loan losses, (ii) corporate loans held for sale at lower of cost or estimated fair value and (iii) certain other investments at cost. In addition, the Company elected the fair value option of accounting for its collateralized loan obligation secured notes. As such, the accounting policies followed by the Company in the preparation of its condensed consolidated financial statements for the Successor period present all financial assets and CLO secured notes at estimated fair value. The Company’s adoption of fair value accounting was for the primary purpose of reporting values that more closely aligned with KKR & Co.’s method of accounting.

Unrealized gains and losses for the financial assets and liabilities carried at estimated fair value are reported in net realized and unrealized gain (loss) on investments and net realized and unrealized loss on debt, respectively, in the condensed consolidated statements of operations. Unrealized gains or losses primarily reflect the change in instrument values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. For the Successor period, upon the sale of a corporate loan or debt security, the net realized gain or loss is computed using the specific identification method. Comparatively, for the Predecessor period, the realized net gain or loss was computed on a weighted average cost basis.

In addition, for the Successor period, all purchases and sales of assets are recorded on the trade date. Comparatively, for the Predecessor periods, corporate loans were recorded on the settlement date.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses historical experience and various other assumptions and information that are believed to be reasonable under the circumstances in developing its estimates and judgments. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. While the Company believes that the estimates and assumptions used in the preparation of the condensed consolidated financial statements are appropriate, actual results could differ from those estimates.

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

The Company finances the majority of its corporate debt investments through its CLOs. As of June 30, 2014, the Company’s nine CLOs held $6.6 billion par amount, or $6.4 billion estimated fair value, of corporate debt investments. As of December 31, 2013, the Company had eight CLOs that held $6.7 billion par amount, or $6.4 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of June 30, 2014 and December 31, 2013, the aggregate par amount of CLO debt totaled $5.6 billion and $5.3 billion, respectively, held by unaffiliated third parties.

The Company consolidates all non-VIEs in which it holds a greater than 50 percent voting interest.

In addition, the Company has non-controlling interests in joint ventures and partnerships that do not qualify as VIEs and do not meet the control requirements for consolidation as defined by GAAP.

All inter-company balances and transactions have been eliminated in consolidation.

Fair Value Option

In connection with the application of acquisition accounting related to the Merger Transaction, the Successor Company elected the fair value option of accounting for its financial assets and CLO secured notes for the primary purpose of reporting values that more closely aligned with KKR & Co.’s method of accounting. Related unrealized gains and losses are reported in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors including the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities, and are as follows:

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument is new, whether the instrument is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset. The variability and availability of the observable inputs affected by the factors described above may cause transfers between Levels 1, 2, and/or 3, which the Company recognizes at the end of the reporting period.

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

Equity Investments, at Estimated Fair Value:  Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach, which incorporates significant assumptions and judgment, include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) exit multiples. Upon completion of the valuations conducted using these approaches, a weighting is ascribed to each approach and an illiquidity discount is applied where appropriate. The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

Interests in Joint Ventures and Partnerships:  Interests in joint ventures and partnerships include certain equity investments related to the oil and gas, commercial real estate and specialty lending sectors. Interests in joint ventures and partnerships are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Key inputs include the weighted average cost of capital and EBITDA multiples. In addition, an illiquidity discount is applied where appropriate.

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

Collateralized Loan Obligation Secured Notes: Collateralized loan obligation secured notes are initially valued at transaction price and are subsequently valued using a third party valuation servicer. The most significant inputs to the valuation of these instruments are default and loss expectations and discount margins.

Key unobservable inputs that have a significant impact on the Company’s Level 3 valuations as described above are included in Note 9 to these condensed consolidated financial statements. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if the Company only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.

Valuation Process

The valuation process involved in Level 3 measurements for assets and liabilities is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. The Company utilizes a valuation committee, whose members consist of the Company’s Chief Financial Officer, General Counsel and certain other employees of the Manager. The valuation committee is responsible for coordinating and implementing the Company’s quarterly valuation process.

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

Securities

Securities Available-for-Sale

The Predecessor and Successor Company both classify certain of their investments in securities as available-for-sale as the Companies may sell them prior to maturity and do not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value. The Successor Company elected the fair value option of accounting for its securities, with changes in estimated fair value reported in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations. Comparatively, the Predecessor Company reported all unrealized gains and losses in accumulated other comprehensive loss on the condensed consolidated balance sheets.

The Predecessor Company monitored its available-for-sale securities portfolio for impairments. A loss was recognized when it was determined that a decline in the estimated fair value of a security below its amortized cost was other-than-temporary. The Company considered many factors in determining whether the impairment of a security was deemed to be other-than-temporary, including, but not limited to, the length of time the security had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. In addition, for debt securities, the Company considered its intent to sell the debt security, the Company’s estimation of whether or not it expected to recover the debt security’s entire amortized cost if it intended to hold the debt security, and whether it was more likely than not that the Company was required to sell the debt security before its anticipated recovery. For equity securities, the Company also considered its intent and ability to hold the equity security for a period of time sufficient for a recovery in value.

The amount of the loss that was recognized when it was determined that a decline in the estimated fair value of a security below its amortized cost was other-than-temporary was dependent on certain factors. If the security was an equity security or if the security was a debt security that the Company intended to sell or estimated that it was more likely than not that the Company would be required to sell before recovery of its amortized cost, then the impairment amount recognized in earnings was the entire difference between the estimated fair value of the security and its amortized cost. For debt securities that the Company did not intend to sell or estimated that it was not more likely than not to be required to sell before recovery, the impairment was separated into the estimated amount relating to credit loss and the estimated amount relating to all other factors. Only the estimated credit loss amount was recognized in earnings, with the remainder of the loss amount recognized in accumulated other comprehensive loss.

Unamortized premiums and unaccreted discounts on securities available-for-sale were recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.

Other Securities, at Estimated Fair Value

The Predecessor and Successor Company both elected the fair value option of accounting for certain of their securities for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Companies manage the risks of these securities. All securities, at estimated fair value are included within securities on the condensed consolidated balance sheets.

Estimated fair values are based on quoted market prices, when available, on estimates provided by independent pricing sources or dealers who make markets in such securities, or internal valuation models when external sources of fair value are not available. In accounting for the Merger Transaction, the difference between the estimated fair value, as of the Effective Date, and the par amount became the new premium or discount to be amortized or accreted over the remaining terms, adjusted for actual prepayments, of the securities using the effective interest method.

Residential Mortgage-Backed Securities, at Estimated Fair Value

The Predecessor and Successor Company both elected the fair value option of accounting for their residential mortgage investments for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Companies manage the risks of these investments. RMBS, at estimated fair value are included within securities on the condensed consolidated balance sheets.

Equity Investments, at Estimated Fair Value

The Predecessor and Successor Company both elected the fair value option of accounting for certain of their equity investments, at estimated fair value, including private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Companies elected the fair value option for certain of their equity investments for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Companies manage the risks of these investments. Equity investments carried at estimated fair value are presented separately on the condensed consolidated balance sheets.

Interests in Joint Ventures and Partnerships

The Predecessor and Successor Company both elected the fair value option of accounting for certain of their interests in joint ventures and partnerships. The Companies elected the fair value option of accounting for certain of their non-controlling interests in joint ventures and partnerships for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Companies manage the risks of these interests. Interests in joint ventures and partnerships are presented separately on the condensed consolidated balance sheets.

Corporate Loans, Net

In connection with the Company’s application of acquisition accounting related to the Merger Transaction and to align more closely with KKR & Co.’s method of accounting, the Company elected to carry all of its corporate loans at estimated fair value as of the Effective Date, with changes in estimated fair value recorded in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations. As presented under the Predecessor Company, corporate loans had previously been accounted for based on the following three categories: (i) corporate loans held for investment, which were measured based on their principal plus or minus unaccreted purchase discounts and unamortized purchase premiums, net of an allowance for loan losses; (ii) corporate loans held for sale, which were measured at lower of cost or estimated fair value; and (iii) corporate loans at estimated fair value, which were measured at fair value. As such, the disclosures related to loans held for investment and loans held for sale pertain to the Predecessor Company.

Corporate Loans

Prior to the Effective Date, corporate loans were generally held for investment and the Company initially recorded corporate loans at their purchase prices. The Company subsequently accounted for corporate loans based on their outstanding principal plus or minus unaccreted purchase discounts and unamortized purchase premiums and corporate loans that the Company transferred to held for sale were transferred at the lower of cost or estimated fair value. As of the Effective Date, the Company initially recorded corporate loans at their purchase prices and subsequently accounts for all corporate loans at estimated fair value.

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

Prior to the Effective Date, the Company may have modified corporate loans in transactions where the borrower was experiencing financial difficulty and a concession was granted to the borrower as part of the modification. These concessions may have included one or a combination of the following: a reduction of the stated interest rate; payment extensions; forgiveness of principal; or an exchange of assets. Such modifications typically qualified as troubled debt restructurings (“TDRs”). In order to determine whether the borrower was experiencing financial difficulty, an evaluation was performed including the following considerations: whether the borrower was or would have been in payment default on any of its debt in the foreseeable future without the modification; whether there was a potential for a bankruptcy filing; whether there was a going-concern issue; or whether the borrower was unable to secure financing elsewhere.

Corporate loans whose terms had been modified in a TDR were considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and were typically placed on non-accrual status, but could have been moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms was expected and the borrower demonstrated a sustained period of repayment performance, typically six months.

TDRs were separately identified for impairment disclosures and were measured at either the estimated fair value or the present value of estimated future cash flows using the respective corporate loan’s effective rate at inception. Impairments associated with TDRs were included within the allocated component of the Company’s allowance for loan losses.

The Company may have also identified receivables that were newly considered impaired and disclosed the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that were newly considered impaired.

The corporate loans the Company invested in were generally deemed in default upon the non-payment of a single interest payment or as a result of the violation of a covenant in the respective corporate loan agreement. The Company charged-off a portion or all of its amortized cost basis in a corporate loan when it determined that it was uncollectible due to either: (i) the estimation based on a recovery value analysis of a defaulted corporate loan that less than the amortized cost amount would have been recovered through the agreed upon restructuring of the corporate loan or as a result of a bankruptcy process of the issuer of the corporate loan or (ii) the determination by the Company to transfer a corporate loan to held for sale with the corporate loan having an estimated fair value below the amortized cost basis of the corporate loan.

In addition to TDRs, the Company may have also modified corporate loans which usually involved changes in existing interest rates combined with changes of existing maturities to prevailing market rates/maturities for similar instruments at the time of modification. Such modifications typically did not meet the definition of a TDR since the respective borrowers were neither experiencing financial difficulty nor were seeking a concession as part of the modification.

Allowance for Loan Losses

As a result of the Merger Transaction, the acquisition method of accounting and adoption of fair value for corporate loans eliminated the need for an allowance for loan losses. The reevaluation of assets required by the acquisition method of accounting resulted in all loans being reported at their estimated fair values as of the Effective Date. The estimated fair value took into account the contractual payments on loans that were not expected to be received and consequently, no allowance for loan losses was carried over for the Successor Company. As of the Effective Date, no allowance for loan losses will be recorded as all corporate loans are carried at estimated fair value. As such, the disclosure related to the allowance for loan losses pertains to the Predecessor Company.

The Company’s corporate loan portfolio is comprised of a single portfolio segment which includes one class of financing receivables, that is, high yield loans that are typically purchased via assignment or participation in either the primary or secondary market. High yield loans are generally characterized as having below investment grade ratings or being unrated.

Prior to the Effective Date, the Company’s allowance for loan losses represented its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company’s allowance for loan losses involved a high degree of management judgment and was based upon a comprehensive review of the Company’s corporate loan portfolio that was performed on a quarterly basis. The Company’s allowance for loan losses consisted of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertained to specific corporate loans that the Company had determined were impaired. The Company determined a corporate loan was impaired when management estimated that it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the corporate loan agreement. On a quarterly basis the Company performed a comprehensive review of its entire corporate loan portfolio and identified certain corporate loans that it had determined were impaired. Once a corporate loan was identified as being impaired, the Company placed the corporate loan on non-accrual status, unless the corporate loan was already on non-accrual status, and recorded an allowance that reflected management’s best estimate of the loss that the Company expected to recognize from the corporate loan. The expected loss was estimated as being the difference between the Company’s current cost basis of the corporate loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the corporate loan’s effective interest rate, except as a practical expedient, the corporate loan’s observable estimated fair value may have been used. The Company also estimated the probable credit losses inherent in its unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments was recorded in accounts payable, accrued expenses and other liabilities on the Company’s condensed consolidated balance sheets.

The unallocated component of the Company’s allowance for loan losses represented its estimate of probable losses inherent in the corporate loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to was indeterminable. The Company estimated the unallocated component of the allowance for loan losses through a comprehensive review of its corporate loan portfolio and identified certain corporate loans that demonstrated possible indicators of impairment, including internally assigned credit quality indicators. This assessment excluded all corporate loans that were determined to be impaired and as a result, an allocated reserve had been recorded as described in the preceding paragraph. Such indicators included the current and/or forecasted financial performance, liquidity profile of the issuer, specific industry or economic conditions that may have impacted the issuer, and the observable trading price of the corporate loan if available. All corporate loans were first categorized based on their assigned risk grade and further stratified based on the seniority of the corporate loan in the issuer’s capital structure. The seniority classifications assigned to corporate loans were senior secured, second lien and subordinate. Senior secured consisted of corporate loans that were the most senior debt in an issuer’s capital structure and therefore had a lower estimated loss severity than other debt that was subordinate to the senior secured loan. Senior secured corporate loans often had a first lien on some or all of the issuer’s assets. Second lien consisted of corporate loans that were secured by a second lien interest on some or all of the issuer’s assets; however, the corporate loan was subordinate to the first lien debt in the issuer’s capital structure. Subordinate consisted of corporate loans that were generally unsecured and subordinate to other debt in the issuer’s capital structure.

There were three internally assigned risk grades that were applied to loans that have not been identified as being impaired: high, moderate and low. High risk meant that there was evidence of possible loss due to the current and/or forecasted financial performance, liquidity profile of the issuer, specific industry or economic conditions that may have impacted the issuer, observable trading price of the corporate loan if available, or other factors that indicated that the breach of a covenant contained in the related loan agreement was possible. Moderate risk meant that while there was not observable evidence of possible loss, there were issuer and/or industry specific trends that indicated a loss may have occurred. Low risk meant that while there was no identified evidence of loss, there was the risk of loss inherent in the loan that had not been identified. All loans held for investment, with the exception of loans that had been identified as impaired, were assigned a risk grade of high, moderate or low.

The Company applied a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base its estimate of probable losses that resulted in the determination of the unallocated component of the Company’s allowance for loan losses.

Corporate Loans Held for Sale

As described above, corporate loans held for sale related to the Predecessor Company. From time to time the Company made the determination to transfer certain of its corporate loans from held for investment to held for sale. The decision to transfer a loan to held for sale was generally as a result of the Company determining that the respective loan’s credit quality in relation to the loan’s expected risk-adjusted return no longer met the Company’s investment objective and/or the Company deciding to reduce or eliminate its exposure to a particular loan for risk management purposes. Corporate loans held for sale were stated at lower of cost or estimated fair value and were assessed on an individual basis. Prior to transferring a loan to held for sale, any difference between the carrying amount of the loan and its outstanding principal balance was recognized as an adjustment to the yield by the effective interest method. The loan was transferred from held for investment to held for sale at the lower of its cost or estimated fair value and was carried at the lower of its cost or estimated fair value thereafter. Subsequent to transfer and while the loan was held for sale, recognition as an adjustment to yield by the effective interest method was discontinued for any difference between the carrying amount of the loan and its outstanding principal balance.

From time to time the Company also made the determination to transfer certain of its corporate loans from held for sale back to held for investment. The decision to transfer a loan back to held for investment was generally as a result of the circumstances that led to the initial transfer to held for sale no longer being present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy. The loan was transferred from held for sale back to held for investment at the lower of its cost or estimated fair value, whereby a new cost basis was established based on this amount.

Interest income on corporate loans held for sale was recognized through accrual of the stated coupon rate for the loans, unless the loans were placed on non-accrual status, at which point previously recognized accrued interest was reversed if it was determined that such amounts were not collectible and interest income was recognized using either the cost-recovery method or on a cash-basis.

Corporate Loans, at Estimated Fair Value

The Predecessor and Successor Company both elected the fair value option of accounting for certain of their corporate loans for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Companies manage the risks of these corporate loans. All corporate loans carried at estimated fair value are included within corporate loans, net on the condensed consolidated balance sheets.

Estimated fair values are based on quoted prices for similar instruments in active markets and inputs other than observable quoted prices, or internal valuation models when external sources of fair value are not available. In accounting for the Merger Transaction, the difference between the estimated fair value, as of the Effective Date, and the par amount became the new premium or discount to be amortized or accreted over the remaining terms, adjusted for actual prepayments, of the corporate loans using the effective interest method.

As described above under “Basis of Presentation,” as of the Effective Date, purchases and sales of corporate loans are recorded on the trade date.

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

In connection with the Company’s application of acquisition accounting related to the Merger Transaction and to align more closely with KKR & Co.’s method of accounting, the Company elected to carry its collateralized loan obligation secured notes at estimated fair value as of the Effective Date, with changes in estimated fair value recorded in net realized and unrealized loss on debt in the condensed consolidated statements of operations. Prior to the Effective Date, collateralized loan obligation secured notes were carried at amortized cost.

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

In connection with the Merger Transaction, the Company discontinued hedge accounting for its cash flow hedges and, as of the Effective Date, classifies all derivative instruments as free-standing derivatives. As a result, the Company records changes in the estimated fair value of the derivative instruments in net realized and unrealized (loss) gain on derivatives and foreign exchange on the condensed consolidated statements of operations.

Foreign Currency

The Company makes investments in non-United States dollar denominated assets including securities, loans, equity investments and interests in joint ventures and partnerships. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the United States dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in a foreign currency are converted to the United States dollar using prevailing exchange rates on the balance sheet date.

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

Share-Based Compensation

In connection with the Merger Transaction, the Predecessor Company’s common shares were converted into 0.51 KKR & Co. common units. Prior to the Effective Date, the Company accounted for share-based compensation issued to its directors and to its Manager using the fair value based methodology in accordance with relevant accounting guidance. Compensation cost related to restricted common shares issued to the Company’s directors was measured at its estimated fair value at the grant date, and was amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and common share options issued to the Manager was initially measured at estimated fair value at the grant date, and was remeasured on subsequent dates to the extent the awards were unvested. The Company elected to use the graded vesting attribution method to amortize compensation expense for the restricted common shares and common share options granted to the Manager.

Income Taxes

The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes. Holders of the Company’s common shares will be required to take into account their allocable share of each item of the Company’s income, gain, loss, deduction, and credit that is allocated to such class of shares for the taxable year of the Company ending within or with their taxable year. Holders of the Company’s preferred shares will be allocated a share of the Company’s gross ordinary income for the taxable year of the Company ending within or with their taxable year.  Holders of the Company’s preferred shares will not be allocated any gains or losses from the sale of the Company’s assets.

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

Earnings Per Common Share

In connection with the Merger Transaction, as of the Effective Date, the Company is now a subsidiary of KKR Fund Holdings, which owns 100 common shares of the Company constituting all of the Company’s outstanding common shares. As KKR Fund Holdings is the Company’s sole shareholder, earnings per common share is not reported for the Successor Company. Prior to the Effective Date, the Company presented both basic and diluted earnings per common share (“EPS”) in its condensed consolidated financial statements and footnotes thereto. Basic earnings per common share (“Basic EPS”) excluded dilution and was computed by dividing net income or loss available to common shareholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. The Company calculated EPS using the more dilutive of the two-class method or the if-converted method. The two-class method was an earnings allocation formula that determined EPS for common shares and participating securities. Unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) were participating securities and were included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) were allocated to common shares, preferred shares and participating securities based on their respective rights to receive dividends. Diluted earnings per common share (“Diluted EPS”) reflected the potential dilution of common share options and unvested restricted common shares using the treasury method or if-converted method.

NOTE 3. MERGER TRANSACTION

On December 16, 2013, the Company announced the signing of a definitive merger agreement pursuant to which KKR & Co. had agreed to acquire all of the Company’s outstanding common shares through an exchange of equity through which the Company’s shareholders would receive 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN. On April 30, 2014, the date of the Merger Transaction, the transaction was approved by the Company’s common shareholders and the merger was completed, resulting in KFN becoming a subsidiary of KKR & Co. The merger was a taxable transaction for the Company’s common shareholders for U.S. federal income tax purposes.

Pursuant to the merger agreement, on the date of the Merger Transaction, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by the Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN’s Non-Employee Directors’ Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan.

The Merger Transaction was recorded under the acquisition method of accounting by KKR & Co. and pushed down to the Company by allocating the total purchase consideration of $2.4 billion to the cost of the assets purchased and the liabilities assumed based on their estimated fair values at the date of the Merger Transaction. The excess of the total estimated fair values of the assets acquired and liabilities assumed over the purchase price and value of the preferred shares, which constitute non-controlling interests in the Company, was recorded as a bargain purchase gain by KKR & Co.

In connection with the Merger Transaction, the Company recognized approximately $24.2 million of total transaction costs. Of this total, $22.7 million was recorded during the one and four months ended April 30, 2014 within general, administrative and directors expenses on the condensed consolidated statements of operations. These costs included the contingent consideration owed to the Company’s financial and legal advisors upon the merger closing.

The following table summarizes the estimated fair values assigned to the assets purchased and liabilities assumed (amounts in thousands):

Assets acquired:
Cash and cash equivalents	$210,413
Restricted cash and cash equivalents	649,967
Securities	541,149
Corporate loans	6,649,054
Equity investments	297,054
Oil and gas properties, net	505,238
Interests in joint ventures and partnerships	491,324
Derivative assets	26,383
Interest and principal receivable	35,992
Other assets	208,144
Total assets	9,614,718

Liabilities assumed:
Collateralized loan obligation secured notes	5,663,666
Credit facilities	63,189
Senior notes	415,538
Junior subordinated notes	245,782
Accounts payable, accrued expenses and other liabilities	357,084
Accrued interest payable	17,647
Derivative liabilities	88,356
Total liabilities	6,851,262

Fair value of preferred shares	378,983

Fair value of net assets acquired	2,384,473
Less: Purchase price	2,369,559
Bargain purchase gain(1)	$14,914

(1)                                 Represents the excess of the fair value of the net assets acquired over the purchase price and value of the preferred shares, which constitute non-controlling interests in the Company. This difference was recorded as an adjustment to the Company’s additional paid-in-capital as of the Effective Date.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The estimated fair values of assets acquired and liabilities assumed were primarily based on information that was available as of the Merger Transaction date. The methodology used to estimate the fair values to apply purchase accounting are summarized below.

The carrying values of cash, restricted cash, interest and principal receivable, credit facilities, accounts payable, accrued expenses and other liabilities, and accrued interest payable represented the fair values. Fair value measurements for financial instruments and other assets included (i) market data for similar instruments (e.g. recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models for corporate loans and securities, (ii) third party valuation servicers for residential mortgage-backed securities, (iii) observable market prices, if available, or internally developed models, for equity investments, oil and gas properties, interests in joint ventures and partnerships, and (iv) quoted market prices, if available, or models using a series of techniques for derivative assets and liabilities. The fair value measurements for the liabilities assumed included (i) third party valuation servicers for the collateralized loan obligation secured notes and junior subordinated notes and (ii) observable market prices for the senior notes.

NOTE 4. SECURITIES

In connection with the Merger Transaction and as of the Effective Date, the Company accounts for all of its securities, including RMBS, at estimated fair value. Prior to the Effective Date, the Company accounted for securities based on the following categories: (i) securities available-for-sale, which were carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss; (ii) other securities, at estimated fair value, with unrealized gains and losses recorded in the condensed consolidated statements of operations; and (iii) RMBS, at estimated fair value, with unrealized gains and losses recorded in the condensed consolidated statements of operations.

Successor Company

The following table summarizes the Company’s securities as of June 30, 2014, which are carried at estimated fair value (amounts in thousands):

	June 30, 2014
	Par	Amortized Cost	Estimated Fair Value

Securities, at estimated fair value	$617,495	$559,247	$570,071
Total	$617,495	$559,247	$570,071

Net Realized and Unrealized Gains (Losses)

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following table presents the Company’s realized and unrealized gains from securities for the two months ended June 30, 2014 (amounts in thousands):

Two months ended June 30, 2014
Net realized gains	$735
Net change in unrealized gains	10,823
Net realized and unrealized gains	$11,558

Predecessor Company

The following table summarizes the Company’s securities as of December 31, 2013, which were carried at estimated fair value (amounts in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale	$326,775	$24,791	$(1,225)	$350,341
Other securities, at estimated fair value(1)	135,968	12,436	(1,437)	146,967
Residential mortgage-backed securities, at estimated fair value(1)	138,284	2,809	(65,089)	76,004
Total securities	$601,027	$40,036	$(67,751)	$573,312

(1)                                 Unrealized gains and losses presented represent amounts as of period-end. Unrealized gains and losses recognized during the year for these securities are recorded in earnings.

The following table shows the gross unrealized losses and estimated fair value of the Company’s available-for-sale securities, aggregated by length of time that the individual securities had been in a continuous unrealized loss position as of December 31, 2013 (amounts in thousands):

	Less Than 12 months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2013
Securities available-for-sale	$25,543	$(658)	$30,034	$(567)	$55,577	$(1,225)

The unrealized losses in the table above were considered to be temporary impairments due to market factors and were not reflective of credit deterioration. The Company considered many factors when evaluating whether impairment was other-than-temporary. For securities available-for-sale included in the table above, the Company did not intend to sell or believe that it was more likely than not that the Company would be required to sell any of its securities available-for-sale prior to recovery. In addition, based on the analyses performed by the Company on each of its securities available-for-sale, the Company believed that it was able to recover the entire amortized cost amount of the securities available-for-sale included in the table above.

During the one and four months ended April 30, 2014, the Company recognized losses totaling $1.5 million and $4.4 million, respectively, compared to $6.6 million and $12.5 million for the three and six months ended June 30, 2013, respectively, for securities available-for-sale that it determined to be other-than-temporarily impaired. The Company intended to sell these securities and as a result, the entire amount of the loss was recorded through earnings in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Securities available-for-sale sold at a loss typically included those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Gross realized gains	$2,516	$2,516	$679	$2,829
Gross realized losses	—	—	(6)	(6)
Net realized gains	$2,516	$2,516	$673	$2,823

Troubled Debt Restructurings

As discussed above in Note 2 to these condensed consolidated financial statements, beginning the Effective Date, the Company accounts for all of its securities at estimated fair value with unrealized gains and losses recorded in the condensed consolidated financial statements. Accordingly, TDR disclosure pertains to the Predecessor Company. During the one month ended April 30, 2014, the Company did not modify any securities that qualified as a TDR. During the four months ended April 30, 2014, the Company modified a security with an amortized cost of $24.1 million related to a single issuer in a restructuring that qualified as a TDR. The TDR involving this security, along with corporate loans related to the same issuer, were converted into a combination of equity carried at estimated fair value and cash. Post-modification, the equity securities received from the security TDR had an estimated fair value of $16.1 million. Refer to “Troubled Debt Restructurings” section within Note 5 to these condensed consolidated financial statements for further discussion on the loan TDRs related to this single issuer. There were no securities that qualified as TDRs during the three and six months ended June 30, 2013.

As of April 30, 2014, no securities modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

Defaulted Securities

As of June 30, 2014, the Successor Company had a corporate debt security from one issuer in default with an estimated fair value of $13.2 million, which was on non-accrual status. As of December 31, 2013, the Predecessor Company had a corporate debt security from one issuer in default with an estimated fair value of $25.4 million, which was on non-accrual status.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2014 under the Successor Company, approximately 68% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by JC Penney Corp. Inc., LCI Helicopters Limited and Avaya Inc., which combined represented $162.1 million, or approximately 32% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2013 under the Predecessor Company, approximately 55% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, JC Penney Corp. Inc. and NXP Semiconductor NV, which combined represented $104.5 million, or approximately 21% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	Successor Company	Predecessor Company
	As of June 30, 2014	As of December 31, 2013
Pledged as collateral for collateralized loan obligation secured debt	$329,385	$324,830
Total	$329,385	$324,830

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES

In connection with the Merger Transaction and as of the Effective Date, the Company accounts for all of its corporate loans at estimated fair value. Prior to the Effective Date, the Company accounted for loans based on the following categories: (i) corporate loans held for investment, which were measured based on their principal plus or minus unaccreted purchase discounts and unamortized purchase premiums, net of an allowance for loan losses; (ii) corporate loans held for sale, which were measured at lower of cost or estimated fair value; and (iii) corporate loans, at estimated fair value, which were measured at fair value.

Successor Company

The following table summarizes the Company’s corporate loans, at estimated fair value as of June 30, 2014 (amounts in thousands):

	June 30, 2014
	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$6,499,112	$6,267,679	$6,293,540
Total	$6,499,112	$6,267,679	$6,293,540

Net Realized and Unrealized Gains (Losses)

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following tables present the Company’s realized and unrealized (losses) gains from corporate loans for the two months ended June 30, 2014 (amounts in thousands):

Two months ended June 30, 2014
Net realized losses	$(4,716)
Net change in unrealized gains	25,861
Net realized and unrealized gains	$21,145

Predecessor Company

The following table summarizes the Company’s corporate loans as of December 31, 2013 (amounts in thousands):

	December 31, 2013
	Corporate Loans Held for Investment	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,280,470	$315,738	$277,458	$6,873,666
Net unamortized discount	(105,979)	(20,070)	(54,997)	(181,046)
Total amortized cost	6,174,491	295,668	222,461	6,692,620
Lower of cost or fair value adjustment	—	(15,920)	—	(15,920)
Allowance for loan losses	(224,999)	—	—	(224,999)
Unrealized gains	—	—	15,019	15,019
Net carrying value	$5,949,492	$279,748	$237,480	$6,466,720

(1)                                 Principal amounts of corporate loans and corporate loans held for sale were net of cumulative charge-offs and other adjustments totaling $18.1 million as of December 31, 2013.

Allowance for Loan Losses

As discussed above in Note 2 to these condensed consolidated financial statements, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for an allowance for loan losses. Accordingly, disclosure related to allowance for loan losses pertains to the Predecessor Company. As of December 31, 2013, the Company had an allowance for loan losses of $225.0 million. As described in Note 2 to these condensed consolidated financial statements, the allowance for loan losses represented the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consisted of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consisted of individual loans that were impaired. The unallocated component of the allowance for loan losses represented the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the one month and four months ended April 30, 2014 and three and six months ended June 30, 2013 (amounts in thousands):

	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$223,541	$224,999	$206,227	$223,472
Provision for loan losses	—	—	—	11,068
Charge-offs	—	(1,458)	(2,972)	(31,285)
Ending balance	$223,541	$223,541	$203,255	$203,255

The following table summarizes the ending balances of the allowance and corporate loans portfolio by basis of impairment method as of December 31, 2013 (amounts in thousands):

December 31, 2013
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$142,682
Ending balance: collectively evaluated for impairment	82,317
$224,999
Corporate loans (recorded investment)(1):
Ending balance: individually evaluated for impairment	$554,442
Ending balance: collectively evaluated for impairment	5,638,790
$6,193,232

(1)         Recorded investment is defined as amortized cost plus accrued interest.

As of December 31, 2013, the allocated component of the allowance for loan losses totaled $142.7 million and related to investments in certain loans issued by four issuers with an aggregate par amount of $594.4 million and an aggregate recorded investment of $554.4 million. Of the allocated component totaling $142.7 million, $66.9 million related to Texas Competitive Electric Holdings Company LLC (“TXU”), which had an aggregate amortized cost of $311.6 million as of December 31, 2013.

The following table summarizes the Company’s recorded investment and unpaid principal balance in impaired loans, as well as the related allowance for credit losses as of December 31, 2013 (amounts in thousands):

	December 31, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
With no related allowance recorded	$—	$—	$—
With an allowance recorded	554,442	594,416	142,682
Total	$554,442	$594,416	$142,682

(1)         Recorded investment is defined as amortized cost plus accrued interest.

The Company recognized $1.0 million and $4.5 million of interest income related to impaired loans with a related allowance recorded for the one and four months ended April 30, 2014, respectively. The following table summarizes the Company’s average recorded investment in impaired loans and interest income recognized for the three and six months ended June 30, 2013 (amounts in thousands):

	For the three months ended June 30, 2013		For the six months ended June 30, 2013
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded	$—	$—	$2,163	$—
With an allowance recorded	538,344	5,995	505,212	10,269
Total	$538,344	$5,995	$507,375	$10,269

(1)         Recorded investment is defined as amortized cost plus accrued interest.

As of December 31, 2013, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans were on non-accrual status, the Company’s non-accrual loans also included (i) other loans held for investment, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value, which were not reflected in the table above. Any of these three classifications may have included those loans modified in a TDR, which were typically designated as being non-accrual (see “Troubled Debt Restructurings” section below).

The following table summarizes the Company’s recorded investment in non-accrual loans as of December 31, 2013 (amounts in thousands):

December 31, 2013
Loans held for investment	$554,442
Loans held for sale	44,823
Loans at estimated fair value	24,883
Total non-accrual loans	$624,148

For the one month ended April 30, 2014, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $1.1 million, which included $1.0 million for non-accrual loans that were held for investment and $0.1 million for non-accrual loans held for sale. For the four months ended April 30, 2014, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $5.3 million, which included $4.5 million for non-accrual loans that were held for investment, $0.7 million for non-accrual loans held for sale and $0.1 million for non-accrual loans carried at estimated fair value. Comparatively, for the three months ended June 30, 2013, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $7.4 million, which included $6.0 million for non-accrual loans that were held for investment and $1.4 million for non-accrual loans held for sale. For the six months ended June 30, 2013, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $15.4 million, which included $10.3 million for non-accrual loans that were held for investment and $5.1 million for non-accrual loans held for sale.

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of June 30, 2014, the Company held a total par value and estimated fair value of $505.2 million and $373.3 million, respectively, of non-accrual loans carried at estimated fair value. As of June 30, 2014, the Company held a total par value and estimated fair value of $48.0 million and $31.6 million, respectively, of past due loans carried at estimated fair value from one issuer, all of which were on non-accrual status and in default as of June 30, 2014. The associated interest payments related to the $31.6 million loans at estimated fair value that were 90 or more days past due was $1.1 million.

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

The unallocated component of the allowance for loan losses totaled $82.3 million as of December 31, 2013. As described in Note 2 to these condensed consolidated financial statements, the Company estimated the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identified certain loans that demonstrated possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determined internally assigned grades related to credit quality based on a combination of concern as to probability of default and the seniority of the loan in the issuer’s capital structure as of December 31, 2013 (amounts in thousands):

Internally Assigned Grade	Capital Hierarchy	Recorded Investment December 31, 2013 (1)
High	Senior Secured Loan	$26,886
	Second Lien Loan	286,996
	Subordinated	11,643
		$325,525
Moderate	Senior Secured Loan	$1,033,065
	Second Lien Loan	27,504
	Subordinated	39,329
		$1,099,898
Low	Senior Secured Loan	$4,148,913
	Second Lien Loan	25,864
	Subordinated	38,590
		$4,213,367
	Total Unallocated	$5,638,790
	Total Allocated	554,442
	Total Loans Held for Investment	$6,193,232

(1)         Recorded investment is defined as amortized cost plus accrued interest.

During the one and four months ended April 30, 2014, the Company recorded charge-offs totaling zero and $1.5 million comprised primarily of loans modified in TDRs. During the three and six months ended June 30, 2013, the Company recorded charge-offs totaling $3.0 million comprised of loans transferred to loans held for sale and $31.3 million comprised primarily of loans modified in TDRs, respectively.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As discussed above in Note 2 to these condensed consolidated financial statements, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for the bifurcation between corporate loans held for investment and loans held for sale. Accordingly, related disclosure pertains to the Predecessor Company. As of December 31, 2013, the Company had $279.7 million of loans held for sale. During the one and four months ended April 30, 2014, the Company transferred $110.7 million and $348.8 million amortized cost amount of loans from held for investment to held for sale, respectively. During the three and six months ended June 30, 2013, the Company transferred $55.4 million and $76.8 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. During the one and four months ended April 30, 2014 and the three and six months ended June 30, 2013, the Company did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

The Company recorded a $3.3 million net charge to earnings for the lower of cost or estimated fair value adjustment for the one month ended April 30, 2014 and a $5.0 million reduction to the lower of cost or estimated fair value adjustment for the four months ended April 30, 2014 for certain loans held for sale, which had a carrying value of $546.1 million as of April 30, 2014. Comparatively, the Company recorded a $3.9 million and $8.7 million net charge to earnings for the three and six months ended June 30, 2013, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $117.5 million as of June 30, 2013.

Troubled Debt Restructurings

As discussed above in Note 2 to these condensed consolidated financial statements, as of the Effective Date, the Company accounts for all of its corporate loans at estimated fair value. Accordingly, required disclosure related to TDRs pertains to the Predecessor Company. The recorded investment balance of TDRs at December 31, 2013 totaled $55.4 million, related to three issuers. Loans whose terms have been modified in a TDR were considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and were typically placed on non-accrual status, but could have been moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms was expected and the borrower had demonstrated a sustained period of repayment performance, typically six months. As of December 31, 2013, $55.4 million of TDRs were included in non-accrual loans (see “Non-Accrual Loans” section above). As of December 31, 2013, the allowance for loan losses included specific reserves of $22.1 million related to TDRs.

The following table presents the aggregate balance of loans whose terms had been modified in a TDR during the one and four months ended April 30, 2014 (dollar amounts in thousands):

	One month ended April 30, 2014			Four months ended April 30, 2014
	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	—	$—	$—	1	$154,075	$—
Loans at estimated fair value	—	—	—	2	41,347	24,571
Total		$—	$—		$195,422	$24,571

(1)                                 Recorded investment is defined as amortized cost plus accrued interest.

(2)                                 Excludes equity securities received from the loans held for investment and/or loans at estimated fair value TDRs with an estimated fair value of $92.0 million and $12.3 million, from the two issuers, respectively.

The following table presents the aggregate balance of loans whose terms had been modified in a TDR during the three and six months ended June 30, 2013 (dollar amounts in thousands):

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	—	$—	$—	2	$68,358	$39,430
Loans held for sale	—	—	—	—	—	—
Loans at estimated fair value	—	—	—	1	1,670	1,229
Total		$—	$—		$70,028	$40,659

(1)           Recorded investment is defined as amortized cost plus accrued interest.

(2)           Excludes equity securities received from the loans held for investment TDRs with an estimated fair value of $2.1 million.

During the four months ended April 30, 2014, the Company modified an aggregate recorded investment of $195.4 million related to two issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) a combination of equity carried at estimated fair value and cash, or (ii) a combination of equity and loans carried at estimated fair value with extended maturities ranging from an additional three to five-year period and a higher spread of 4.0%. Prior to the restructurings, one of the TDRs described above was already identified as impaired and had specific allocated reserves, while the other two were loans carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets plus cash received was charged-off against the allowance for loan losses. The TDRs resulted in $1.1 million of charge-offs, or 76% of the total $1.5 million of charge-offs recorded during the four months ended April 30, 2014.

During the six months ended June 30, 2013, the Company modified an aggregate recorded investment of $70.0 million related to three issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%. Prior to the restructurings, two of the TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge-offs, or 86% of the total $31.3 million of charge-offs recorded during the six months ended June 30, 2013.

As of April 30, 2014, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR.

As of April 30, 2014, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

During the one and four months ended April 30, 2014, the Company modified $135.2 million and $1.1 billion amortized cost of corporate loans, respectively, that did not qualify as TDRs. During the three and six months ended June 30, 2013, the Company modified $773.5 million and $1.8 billion amortized cost of corporate loans, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Defaulted Loans

As of June 30, 2014, the Successor Company held four corporate loans that were in default with a total estimated fair value of $329.0 million from two issuers. As of December 31, 2013, the Predecessor Company held six corporate loans that were in default with a total amortized cost of $215.7 million from two issuers. Of the $215.7 million total amortized cost, $203.7 million were included in the loans that comprised the allocated component of the Company’s allowance for loan losses and $12.0 million were included in loans carried at estimated fair value.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2014 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 42% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, U.S. Foods Inc. and First Data Corp., which combined represented $768.7 million or approximately 12% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2013 under the Predecessor Company, approximately 46% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.2 million or approximately 14% of the aggregate amortized cost basis of the Company’s corporate loans.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the corporate loans pledged as collateral as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	Successor Company	Predecessor Company
	As of June 30, 2014	As of December 31, 2013
	Estimated Fair Value	Amortized Cost
Pledged as collateral for collateralized loan obligation secured debt	$5,975,146	$6,231,541
Total	$5,975,146	$6,231,541

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

As described in Note 2, as a result of the Merger Transaction and new accounting basis established for assets and liabilities, oil and gas properties were adjusted to reflect estimated fair value as of the Effective Date, but will continue to be carried at cost net of DD&A. The following table summarizes the Company’s oil and gas properties as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	As of June 30, 2014	As of December 31, 2013
Proved oil and natural gas properties (successful efforts method)	$519,823	$451,909
Unproved oil and natural gas properties	16,913	16,913
Less: Accumulated depreciation, depletion and amortization	(11,058)	(68,453)
Oil and gas properties, net	$525,678	$400,369

Development and Other Purchases

The Company accounted for certain of its initial oil and natural gas properties as business combinations under the acquisition method of accounting, whereby the Company (i) conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values and (ii) expensed as incurred transaction and integration costs associated with the acquisitions. Separate from these acquisitions, the Company deployed capital to develop and purchase other interests and assets in the natural resources sector.

During the six months ended June 30, 2014 and year ended December 31, 2013, the Company capitalized an additional $85.0 million and $154.5 million, respectively, as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties. Accordingly, these amounts are included in oil and gas properties, net on the condensed consolidated balance sheets.

NOTE 7. BORROWINGS

As described in Note 2, as a result of the Merger Transaction and new accounting basis established for assets and liabilities, all borrowings were adjusted to reflect estimated fair value as of the Effective Date. In addition, the Successor Company elected to account for its collateralized loan obligation secured notes at estimated fair value, with changes in estimated fair value recorded in the condensed consolidated statements of operations. Prior to the Effective Date, all liabilities were carried at amortized cost.

Certain information with respect to the Company’s borrowings as of June 30, 2014 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2005-1 senior secured notes	$219,088	$217,470	1.67%	1,031	$258,161
CLO 2005-2 senior secured notes	274,945	273,017	0.65	1,245	433,092
CLO 2006-1 senior secured notes	248,930	247,081	1.04	1,517	507,929
CLO 2007-1 senior secured notes	2,069,459	2,047,353	0.78	2,511	2,495,371
CLO 2007-1 mezzanine notes	489,723	484,087	3.83	2,511	590,513
CLO 2007-1 subordinated notes(3)	134,468	131,926	14.50	2,511	162,142
CLO 2007-A senior secured notes	350,592	350,423	2.03	1,203	129,018
CLO 2007-A mezzanine notes	143,600	143,620	7.41	1,203	52,845
CLO 2007-A subordinated notes(3)	15,096	37,538	20.69	1,203	5,555
CLO 2011-1 senior debt	451,871	451,871	1.58	1,507	549,617
CLO 2012-1 senior secured notes	367,500	366,217	2.32	3,821	370,670
CLO 2012-1 subordinated notes(3)	18,000	15,059	16.27	3,821	18,155
CLO 2013-1 senior secured notes	458,500	447,273	1.96	4,033	468,808
CLO 2013-2 senior secured notes	339,250	334,979	2.21	4,225	350,750
Total collateralized loan obligation secured debt	5,581,022	5,547,914			6,392,626
2015 Asset-based borrowing facility	55,689	55,689	2.40	493	172,594
2018 Asset-based borrowing facility	27,600	27,600	1.90	1,338	284,833
Total credit facilities	83,289	83,289			457,427
8.375% Senior notes	258,750	291,458	8.38	10,000	—
7.500% Senior notes	115,043	123,820	7.50	10,125	—
Junior subordinated notes	283,517	246,062	5.39	8,133	—
Total borrowings	$6,321,621	$6,292,543			$6,850,053

(1)                                 Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

(2)                                 Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities and equity investments at estimated fair value. Also includes the carrying value of oil and gas assets. For purposes of this table, collateral for CLO senior, mezzanine and subordinated notes are calculated pro rata based on the par amount for each respective CLO.

(3)                                 Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on annualized distributions during the quarter, if any.

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

CLO Debt

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 are no longer in their reinvestment periods as of June 30, 2014. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the two months ended June 30, 2014, $196.9 million of original CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. During the one and four months ended April 30, 2014, $128.2 million and $182.6 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. Comparatively, during the three and six months ended June 30, 2013, an aggregate $360.2 million and $506.3 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2012-1, CLO 2013-1 and CLO 2013-2 will end their reinvestment periods during December 2016, July 2017 and January 2018, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the two months ended June 30, 2014, zero original CLO 2011-1 senior notes were repaid, while during both the one and four months ended April 30, 2014, $39.4 million of original CLO 2011-1 senior notes were repaid. Comparatively, during the three and six months ended June 30, 2013, $24.0 million and $45.5 million, respectively, of original CLO 2011-1 senior notes were repaid.

During the two months ended June 30, 2014, the Company issued $15.0 million par amount of CLO 2006-1 Class E notes for proceeds of $15.0 million and $37.5 million par amount of CLO 2007-1 Class E notes for proceeds of $37.6 million.

During the one month ended April 30, 2014, the Company issued $61.1 million par amount of CLO 2007-A class D and E notes for proceeds of $61.3 million. In addition, during the same period, the Company issued $72.0 million par amount of CLO 2005-1 class D through F notes for proceeds of $71.5 million.

During the first quarter of 2014, the Company issued $21.9 million par amount of CLO 2007-1 class E notes for proceeds of $21.9 million. In addition, during the first quarter of 2014, the Company issued $29.8 million par amount of CLO 2007-A class G notes for proceeds of $30.2 million and $29.8 million par amount of CLO 2007-A class H notes for proceeds of $30.1 million.

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

Credit Facilities

Senior Secured Credit Facility

On November 30, 2012, the Company entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the “2015 Facility”). The Company has the right to prepay loans under the 2015 Facility in whole or in part at any time. Loans under the 2015 Facility bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. As of December 31, 2013, the Company had $75.0 million of borrowings outstanding under the 2015 Facility. In connection with the merger, the Company terminated the 2015 Facility on April 30, 2014 with all amounts outstanding repaid as of March 31, 2014.

Asset-Based Borrowing Facilities

On May 20, 2014, the Company’s five-year nonrecourse, asset-based revolving credit facility, maturing on November 5, 2015 (the “2015 Natural Resources Facility”), was adjusted and reduced to $75.0 million, which is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. The Company has the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contains customary covenants applicable to the Company. As of June 30, 2014 and December 31, 2013, the Company had $55.7 million and $50.3 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility.

On February 27, 2013, the Company entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On May 15, 2014, the 2018 Natural Resources Facility was adjusted and increased to $68.5 million. The Company has the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to the Company. As of June 30, 2014 and December 31, 2013, the Company had $27.6 million and zero, respectively, of borrowings outstanding under the 2018 Natural Resources Facility. On July 1, 2014, the 2018 Natural Resources Facility was terminated, with all amounts outstanding repaid as of July 1, 2014.

As of both June 30, 2014 and December 31, 2013, the Company believes it was in compliance with the covenant requirements for its credit facilities.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	As of June 30, 2014		As of December 31, 2013
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$—	$—	$478,333	$(42,078)
Free-Standing Derivatives:
Interest rate swaps	458,833	(48,517)	—	—
Commodity swaps	—	(7,714)	—	1,493
Credit default swaps—protection purchased	—	—	(100,000)	(2,019)
Foreign exchange forward contracts	(300,370)	(23,273)	(320,380)	(25,258)
Foreign exchange options	129,900	7,056	129,900	8,941
Common stock warrants	—	1,077	—	945
Total rate of return swaps	—	(158)	—	(229)
Options	—	6,175	—	6,794
Total		$(65,354)		$(51,411)

Cash Flow Hedges

Interest Rate Swaps

As described above in Note 2 to these condensed consolidated financial statements, in connection with the Merger Transaction and as of the Effective Date, the Company discontinued hedge accounting for its cash flow hedges and records changes in the estimated fair value of the derivative instruments in the condensed consolidated statements of operations. Accordingly, disclosures related to cash flow hedges pertain to the Predecessor Company.

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its borrowings under CLO senior secured notes as well as certain of its floating rate junior subordinated notes. The Predecessor Company designated these interest rate swaps as cash flow hedges and as of December 31, 2013, had interest rate swaps with a notional amount totaling $478.3 million. Changes in the estimated fair value of the interest rate swaps were recorded through accumulated other comprehensive loss, with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period.

The following table presents the net (losses) gains recognized in other comprehensive loss related to derivatives in cash flow hedging relationships for the one and four months ended April 30, 2014 and three and six months ended June 30, 2013 (amounts in thousands):

	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Net (losses) gains recognized in accumulated other comprehensive loss on cash flow hedges	$(1,611)	$(5,442)	$20,240	$31,398

For all hedges where hedge accounting was being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges were performed at least quarterly. During the one and four months ended April 30, 2014 and three and six months ended June 30, 2013, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

As of June 30, 2014, the Successor Company had interest rate swaps with a notional amount of $458.8 million, which were classified as a free-standing derivatives, rather than cash flow hedges. Gains and losses on free-standing derivatives are reported in net realized and unrealized (loss) gain on derivatives and foreign exchange in the condensed consolidated statements of operations. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

Free-Standing Derivatives

Free-standing derivatives are derivatives that the Company has entered into in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include commodity derivatives, credit default swaps (“CDS”) and foreign exchange contracts and options. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest on such notional amount plus any negative change in fair value amounts from such reference asset.

Gains and losses on free-standing derivatives are reported in net realized and unrealized (loss) gain on derivatives and foreign exchange in the condensed consolidated statements of operations. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

Commodity Derivatives

In an effort to minimize the effects of the volatility of oil, natural gas and NGL prices, the Company will from time to time enter into derivative instruments such as swap contracts to hedge its forecasted commodities sales. The Company does not designate these contracts as cash flow hedges and as such, the changes in the estimated fair value of these instruments are recorded in current period earnings.

The following table summarizes open positions as of June 30, 2014, and represents, as of such date, derivatives in place through December 31, 2016, on expected annual production volumes:

	2014	2015	2016
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	2,919	4,277	1,805
Average price ($/MMBtu)	$4.34	$4.73	$4.44
Natural gas liquid positions:
Fixed price swaps:
Hedged volume (MBbls)	80	41	—
Average price ($/Bbl)	$31.54	$42.39	$—
Oil positions:
Fixed price swaps:
Hedged volume (MBbls)	417	612	—
Average price ($/Bbl)	$92.08	$89.19	$—

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

As of June 30, 2014 and December 31, 2013, the Company had purchased protection with a notional amount of zero and $100.0 million, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of June 30, 2014 and December 31, 2013, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $170.5 million and $190.5 million, respectively, all of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Income (Loss)

The following table presents the amounts recorded in net realized and unrealized (loss) gain on derivatives and foreign exchange on the condensed consolidated statements of operations for the two months ended June 30, 2014 and for the one and four months ended April 30, 2014 (amounts in thousands):

	Successor Company			Predecessor Company
	Two months ended June 30, 2014			One month ended April 30, 2014			Four months ended April 30, 2014
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$(1,125)	$(1,125)	$—	$—	$—	$—	$—	$—
Commodity swaps	(1,532)	(3,350)	(4,882)	(601)	(2,189)	(2,790)	(2,515)	(5,856)	(8,371)
Credit default swaps(1)	—	—	—	—	—	—	(2,167)	1,986	(181)
Foreign exchange forward contracts and options(2)	(1,640)	(958)	(2,598)	(1,618)	2,716	1,098	(2,068)	2,784	716
Common stock warrants	—	(5)	(5)	—	123	123	—	137	137
Total rate of return swaps	169	(213)	(44)	(406)	170	(236)	(2,349)	284	(2,065)
Options	—	(510)	(510)	—	392	392	—	(19)	(19)
Net realized and unrealized (losses) gains	$(3,003)	$(6,161)	$(9,164)	$(2,625)	$1,212	$(1,413)	$(9,099)	$(684)	$(9,783)

(1)   Includes related income and expense on the derivatives.

(2)   Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

The following tables present the amounts recorded in net realized and unrealized (loss) gain on derivatives and foreign exchange on the condensed consolidated statements of operations for three and six months ended June 30, 2013 (amounts in thousands):

	Predecessor Company
	Three months ended June 30, 2013			Six months ended June 30, 2013
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Commodity swaps	$(22)	$7,028	$7,006	$1,087	$919	$2,006
Credit default swaps(1)	(518)	49	(469)	(3,161)	1,519	(1,642)
Foreign exchange forward contracts and options(2)	3,177	(4,451)	(1,274)	2,266	(6,371)	(4,105)
Net realized and realized gains (losses)	$2,637	$2,626	$5,263	$192	$(3,933)	$(3,741)

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

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

As described above in Note 2 to these condensed consolidated financial statements, as of the Effective Date, the Successor Company accounts for its investments, as well as its collateralized loan obligation secured notes at estimated fair value. Comparatively, the Predecessor Company accounted for certain of its corporate loans and its collateralized loan obligation secured notes at amortized cost.

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of June 30, 2014 (amounts in thousands):

	Successor Company
	As of June 30, 2014		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$806,720	$806,720	$806,720	$—	$—
Liabilities:
Credit facilities	83,289	83,289	—	—	83,289
Senior notes	415,278	418,413	418,413	—	—
Junior subordinated notes	246,062	248,051	—	—	248,051

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of December 31, 2013 (amounts in thousands):

	Predecessor Company
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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Successor Company
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014
Assets:
Securities:
Corporate debt securities	$—	$341,237	$169,592	$510,829
Residential mortgage-backed securities	—	—	59,242	59,242
Total securities	—	341,237	228,834	570,071
Corporate loans	—	5,993,258	300,282	6,293,540
Equity investments, at estimated fair value	21,322	116,021	141,160	278,503
Interests in joint ventures and partnerships	—	12,430	515,556	527,986
Other assets	—	5,424	—	5,424
Derivatives:
Interest rate swaps	—	841	—	841
Commodity swaps	—	3,513	—	3,513
Foreign exchange forward contracts	—	4,322	—	4,322
Foreign exchange options	—	—	7,056	7,056
Common stock warrants	—	1,077	—	1,077
Total rate of return swaps	—	7	—	7
Options	—	—	6,175	6,175
Total derivatives	—	9,760	13,231	22,991
Total	$21,322	$6,478,130	$1,199,063	$7,698,515
Liabilities:
Collateralized loan obligation secured notes	$—	$—	$5,547,914	$5,547,914
Derivatives:
Interest rate swaps	—	49,358	—	49,358
Commodity swaps	—	11,227	—	11,227
Foreign exchange forward contracts	—	27,595	—	27,595
Total rate of return swaps	—	165	—	165
Total derivatives	—	88,345	—	88,345
Total	$—	$88,345	$5,547,914	$5,636,259

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Predecessor Company
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

Whenever events or changes in circumstances indicate that the carrying amounts of the Company’s oil and gas properties may not be recoverable, the Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. For the year ended December 31, 2013, the Company recorded impairment charges totaling $10.4 million to write down certain of its oil and natural gas properties with a carrying amount of $16.1 million to an estimated fair value of $5.7 million.

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the two months ended June 30, 2014 (amounts in thousands):

	Successor Company
	Assets							Liabilities
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Options	Collateralized Loan Obligation Secured Notes
Beginning balance as of May 1, 2014	$156,500	$59,623	$294,218	$157,765	$472,467	$8,854	$6,684	$5,663,665
Total gains or losses (for the period):
Included in earnings(1)	2,185	1,359	2,951	2,160	21,690	(1,798)	(509)	28,669
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	(1,230)	—	—	—	—
Purchases	20,000	—	1,261	—	27,466	—	—	52,594
Sales	(3,966)	—	(2,912)	—	—	—	—	—
Settlements	(5,127)	(1,740)	4,764	(17,535)	(6,067)	—	—	(197,014)
Ending balance as of June 30, 2014	$169,592	$59,242	$300,282	$141,160	$515,556	$7,056	$6,175	$5,547,914
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$2,185	$623	$2,073	$2,160	$21,690	$(1,798)	$(509)	$28,669

(1)                                 Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized (loss) gain on derivatives and foreign exchange in the condensed consolidated statements of operations. Amounts for collateralized loan obligation secured notes, which represent liabilities measured at fair value, are included in net realized and unrealized loss on debt in the condensed consolidated statements of operations.

(2)                                 Equity investments, at estimated fair value were transferred out of Level 3 because observable market data became available.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the one and four months ended April 30, 2014 (amounts in thousands):

	Predecessor Company
	Securities Available- For-Sale	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Options
Beginning balance as of January 1, 2014	$23,401	$107,530	$76,004	$152,800	$138,059	$415,247	$8,941	$6,794
Total gains or losses (for the period):
Included in earnings(1)	22	3,059	3,088	(5,123)	9,076	22,377	(813)	(302)
Included in other comprehensive income	121	—	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	(8,751)	—	—	—
Purchases	—	25,000	—	8,822	—	42,683	—	—
Sales	—	—	(17,810)	—	—	—	—	—
Settlements	(16)	(10,078)	(2,529)	(3,104)	120,593	14,113	—	—
Ending balance as of March 31, 2014	23,528	125,511	58,753	153,395	258,977	494,420	8,128	6,492
Total gains or losses (for the period):
Included in earnings(1)	44	479	1,416	1,240	12,126	(24,158)	726	192
Included in other comprehensive income	33	—	—	—	—	—	—	—
Transfers into Level 3(2)	6,937	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	(119,033)	—	—	—
Purchases	—	—	—	—	—	1,615	—	—
Sales	—	—	—	—	—	—	—	—
Settlements	(32)	—	(546)	2,272	—	(1,184)	—	—
Ending balance as of April 30, 2014	$30,510	$125,990	$59,623	$156,907	$152,070	$470,693	$8,854	$6,684
Change in unrealized gains or losses for the period included in earnings for the one month ended April 30, 2014 for assets held at the end of the reporting period(1)	$44	$479	$1,503	$1,240	$12,126	$(24,158)	$726	$192
Change in unrealized gains or losses for the period included in earnings for the four months ended April 30, 2014 for assets held at the end of the reporting period(1)	$66	$2,683	$5,242	$4,445	$20,499	$(1,781)	$(87)	$(110)

(1)                                 Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized (loss) gain on derivatives and foreign exchange in the condensed consolidated statements of operations.

(2)                                 Securities available-for-sale were transferred into Level 3 because observable market data was no longer available as a result of an asset-restructure.

(3)                                 Equity investments, at estimated fair value were transferred out of Level 3 because observable market data became available as a result of asset-restructures.

Certain interests in joint ventures and partnerships were transferred from Level 1 to Level 2 during the two months ended June 30, 2014 due to illiquid market conditions. There were no transfers between Level 1 and Level 2 during the one and four months ended April 30, 2014.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2013 (amounts in thousands):

	Predecessor Company
	Securities Available- For-Sale	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships
Beginning balance as of April 1, 2013	$42,083	$3,237	$87,028	$17,325	$102,262	$1,819	$5,350	$169,931
Total gains or losses (for the period):
Included in earnings(1)	99	944	(167)	374	(1,426)	1,742	401	(2,771)
Included in other comprehensive income	131	—	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Purchases	—	23,691	—	28,695	3	—	—	74,851
Sales	—	—	—	—	—	—	—	—
Settlements	(4,933)	—	(3,888)	(458)	(545)	—	—	(6,987)
Ending balance as of June 30, 2013	$37,380	$27,872	$82,973	$45,936	$100,294	$3,561	$5,751	$235,024
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$99	$944	$3,810	$374	$(1,426)	$1,742	$401	$(2,771)

(1)                                 Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the six months ended June 30, 2013 (amounts in thousands):

	Predecessor Company
	Securities Available- For-Sale	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships
Beginning balance as of January 1, 2013	$42,221	$2,909	$83,842	$16,141	$97,746	$1,574	$8,277	$142,477
Total gains or losses (for the period):
Included in earnings(1)	(18)	1,272	5,554	(1,052)	3,090	1,987	(2,526)	3,908
Included in other comprehensive income	221	—	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Purchases	—	23,691	—	31,768	3	—	—	97,663
Sales	—	—	—	—	—	—	—	—
Settlements	(5,044)	—	(6,423)	(921)	(545)	—	—	(9,024)
Ending balance as of June 30, 2013	$37,380	$27,872	$82,973	$45,936	$100,294	$3,561	$5,751	$235,024
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(18)	$1,272	$15,898	$(1,348)	$3,090	$1,987	$(2,526)	$3,908

(1)                                 Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of June 30, 2014 (dollar amounts in thousands):

Successor Company
	Balance as of June 30, 2014	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$169,592	Yield analysis	Yield	12%	3% - 14%	Decrease
			Net leverage	12x	12x	Decrease
			EBITDA multiple	9x	8x - 10x	Increase
			Discount margin	900bps	900bps	Decrease
		Broker quotes	Offered quotes	103	102-106	Increase
Residential mortgage -backed	$59,242	Discounted cash flows	Probability of default	6%	0% - 24%	Decrease
securities			Loss severity	26%	12% - 37%	Decrease
			Constant prepayment rate	13%	5% - 17%	(5)
Corporate loans	$300,282	Yield Analysis	Yield	10%	3% - 18%	Decrease
			Net leverage	6x	0x - 14x	Decrease
			EBITDA multiple	9x	5x - 13x	Increase
Equity investments, at estimated fair value(6)	$141,160	Inputs to both market comparables and	Weight ascribed to market comparables	60%	33% - 100%	(7)
		discounted cash flow	Weight ascribed to	55%	0% - 100%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA multiple	12x	5x - 23x	Increase
			Forward EBITDA multiple	10x	5x - 17x	Increase
		Discounted cash flows	Weighted average cost of capital	11%	8% - 18%	Decrease
			LTM EBITDA exit multiple	10x	7x - 11x	Increase
Interests in joint ventures and partnerships(9)	$515,556	Inputs to both market comparables and	Weight ascribed to market comparables	53%	0% - 100%	(7)
		discounted cash flow	Weight ascribed to	72%	0% - 100%	(8)
			discounted cash flows
		Market comparables	Current capitalization rate	7%	6% - 10%	Decrease
			LTM EBITDA multiple	11x	8x - 12x	Increase
			Forward EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	13%	8% - 20%	Decrease
Foreign exchange options	$7,056	Option pricing model	Forward and spot rates	1	0 - 1	(10)
Options	$6,175	Inputs to both market comparables and	Weight ascribed to market comparables	50%	50%	(7)
		discounted cash flow	Weight ascribed to	50%	50%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA multiple	10x	10x	Increase
		Discounted cash flows	Weighted average cost of capital	13%	13%	Decrease
			LTM EBITDA exit multiple	11x	11x	Increase
Liabilities:
Collateralized loan obligation secured notes	$5,547,914	Yield analysis Discounted cash flows	Discount margin Probability of default Loss severity	229bps 2% 33%	0bps - 1500bps 2% - 3% 30% - 38%	Decrease Decrease Decrease

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

(2)                                 In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments; market valuations of comparable companies; and company specific developments including exit strategies and realization opportunities.

(3)                                 Weighted average amounts are based on the estimated fair values.

(4)                                 Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

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

(6)                                 When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations.

(7)                                 The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level 3 investments if the market comparables approach results in a higher valuation than the discounted cash flow approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach.

(8)                                 The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level 3 investments if the discounted cash flow approach results in a higher valuation than the market comparables approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach.

(9)                                 Includes an asset that was valued using an independent third party valuation firm.

(10)                          The directional change from an increase in forward and spot rates varies and is dependent on the specific option.

The following table presents additional information about valuation techniques and inputs used for assets, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2013 (dollar amounts in thousands):

Predecessor Company
	Balance as of December 31, 2013	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Securities available-for-sale	$23,401	Yield analysis	Yield	10%	6% - 12%	Decrease
			Net leverage	12x	11x - 12x	Decrease
			EBITDA multiple	8x	8x - 9x	Increase
		Broker quotes	Offered quotes	105	104 - 105	Increase
Other securities, at estimated	$107,530	Yield Analysis	Yield	12%	7% - 17%	Decrease
fair value			EBITDA multiple	8x	7x - 8x	Increase
			Illiquidity discount	3%	3%	Decrease
			Net leverage	1x	1x - 2x	Decrease
		Broker quotes	Offered quotes	102	101 - 102	Increase
Residential mortgage-backed	$76,004	Discounted cash flows	Probability of default	7%	0% - 21%	Decrease
securities			Loss severity	28%	16% - 77%	Decrease
			Constant prepayment rate	15%	3% - 35%	(5)
Corporate loans, at estimated	$152,800	Yield Analysis	Yield	16%	14% - 23%	Decrease
fair value			Net leverage	7x	4x - 12x	Decrease
			EBITDA multiple	8x	6x - 11x	Increase
Equity investments, at estimated fair value(6)	$138,059	Inputs to both market comparables and	Weight ascribed to market comparables	50%	33% - 100%	(7)
		discounted cash flow	Weight ascribed to	59%	50% - 100%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA multiple	12x	6x - 16x	Increase
			Forward EBITA multiple	12x	10x - 14x	Increase
		Discounted cash flows	Weighted average cost of capital	11%	8% - 14%	Decrease
			LTM EBITDA exit multiple	10x	4x - 11x	Increase
Interests in joint ventures and partnerships	$415,247	Inputs to both market comparables and	Weight ascribed to market comparables	50%	50% - 100%	(7)
		discounted cash flow	Weight ascribed to	50%	50% - 100%	(8)
			discounted cash flows
		Market comparables	Current capitalization rate	7%	6% - 9%	Decrease
			LTM EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	8% - 24%	Decrease
Foreign exchange options	$8,941	Option pricing model	Forward and spot rates	1	0 - 1	(9)
Options	$6,794	Inputs to both market	Weight ascribed to market	50%	50%	(7)
		comparables and	comparables
		discounted cash flow	Weight ascribed to	50%	50%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	12%	Decrease
			LTM EBITDA exit multiple	10x	9x - 10x	Increase

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

(2)                                 In determining certain of these inputs, management evaluates a variety of factors including economic conditions, industry and market developments; market valuations of comparable companies; and company specific developments including exit strategies and realization opportunities.

(3)                                 Weighted average amounts are based on the estimated fair values.

(4)                                 Unless otherwise noted, this column represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.

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

(6)                                 When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations.

(7)                                 The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level 3 investments if the market comparables approach results in a higher valuation than the discounted cash flow approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach.

(8)                                 The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level 3 investments if the discounted cash flow approach results in a higher valuation than the market comparables approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach.

(9)                                 The directional change from an increase in forward and spot rates varies and is dependent on the specific option.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company, subject to certain conditions, to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of December 31, 2013, the Company had committed to purchase corporate loans with aggregate par amounts totaling $62.7 million. As described above in Note 2 to these condensed consolidated financial statements, as of the Effective Date, the Company accounts for all corporate loans on trade date. As such, as of June 30, 2014, all corporate loans were included in the condensed consolidated balance sheets. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of June 30, 2014 and December 31, 2013, the Company had unfunded financing commitments for corporate loans totaling $14.2 million and $17.4 million, respectively. The Company did not have any significant losses as of June 30, 2014, nor does it expect any significant losses related to those assets for which it committed to purchase and fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $181.2 million as of June 30, 2014 and $325.5 million as of December 31, 2013.

Guarantees

As of June 30, 2014 and December 31, 2013, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $331.5 million and $231.7 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. The Company does not expect any related losses. As of both June 30, 2014 and December 31, 2013, the Company also had financial guarantees related to its natural resources investments totaling $17.9 million for which the Company does not expect any significant losses.

Contingencies

From time to time, the Company is involved in various legal proceedings, lawsuits and claims incidental to the conduct of the Company’s business. The Company’s business is also subject to extensive regulation, which may result in regulatory proceedings against it. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage and the Company cannot predict with certainty the loss or range of loss that may be incurred. The Company has denied, or believes it has a meritorious defense and will deny liability in the significant cases pending against the Company. Based on current discussion and consultation with counsel, management believes that the resolution of these matters will not have a material impact on the Company’s condensed consolidated financial statements.

From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits have been filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN’s board of directors, KKR & Co., and certain of KKR & Co.’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR & Co. The merger transaction was completed on April 30, 2014.  The actions filed in California state court have been consolidated but an operative complaint has not been filed or designated.  The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed on May 6, 2014.  Two of the Delaware actions were voluntarily dismissed, and the remaining Delaware actions were consolidated.  On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014.  On July 29, 2014, the Delaware Court of Chancery heard oral arguments on defendants’ motion to dismiss.

The complaints in these actions allege variously that the members of the KFN board of directors breached fiduciary duties owed to KFN shareholders by approving the proposed transaction for inadequate consideration; approving the proposed transaction in order to obtain benefits not equally shared by other KFN shareholders; entering into the merger agreement containing preclusive deal protection devices; failing to take steps to maximize the value to be paid to the KFN shareholders; and failing to disclose material information necessary for KFN shareholders to make a fully informed decision about the proposed transaction. The actions also allege variously that KKR & Co., and certain of KKR & Co.’s affiliates aided and abetted the alleged breaches of fiduciary duties and that KKR & Co. is a controlling shareholder of KFN by means of a management agreement between KFN and KKR Financial Advisors LLC, and KKR & Co. breached a fiduciary duty it allegedly owed to KFN shareholders by causing KFN to enter into the merger agreement. The relief sought in these actions includes, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties and the proposed transaction, rescission, an accounting by defendants, damages and attorneys’ fees and costs.

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

Common Shares

Pursuant to the merger agreement, on the date of the Merger Transaction (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by the Company’s Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN’s Non-Employee Directors’ Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan. In addition, on June 27, 2014, the Company’s board of directors approved a reverse stock split whereby the number of the Company’s issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by the Parent. As such, disclosure related to common shares below pertains to the Predecessor Company.

On May 4, 2007, the Company adopted an amended and restated share incentive plan (the “2007 Share Incentive Plan”) that provides for the grant of qualified incentive common share options that meet the requirements of Section 422 of the Code, non-qualified common share options, share appreciation rights, restricted common shares and other share-based awards. Share options and other share-based awards may be granted to the Manager, directors, officers and any key employees of the Manager and to any other individual or entity performing services for the Company, and no new awards are intended to be issued subsequent to the Effective Date.

The exercise price for any share option granted under the 2007 Share Incentive Plan may not be less than 100% of the fair market value of the common shares at the time the common share option is granted. Each option to acquire a common share must terminate no more than ten years from the date it is granted. As of April 30, 2014, the 2007 Share Incentive Plan authorized a total of 8,964,625 shares that could be used to satisfy awards under the 2007 Share Incentive Plan.

The following table summarizes the restricted common share transactions that occurred prior to the Merger Transaction:

	Predecessor Company
	Manager	Directors	Total
Unvested shares as January 1, 2014	584,634	85,194	669,828
Issued	—	—	—
Vested	(243,648)	—	(243,648)
Forfeited	—	—	—
Unvested shares as of April 30, 2014	340,986	85,194	426,180

The Company is required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $11.54 and $10.55 per share at April 30, 2014 and June 30, 2013, respectively. There were $2.2 million and $4.2 million of total unrecognized compensation costs related to unvested restricted common shares granted as of April 30, 2014 and June 30, 2013, respectively. These costs were expected to be recognized through 2016.

The following table summarizes common share option transactions:

	Predecessor Company
	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2014	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of April 30, 2014	1,932,279	$20.00

As of April 30, 2014 and June 30, 2013, 1,932,279 common share options were exercisable. As of April 30, 2014, the common share options were fully vested and expire in August 2014.

For the one and four months ended April 30, 2014 and three and six months ended June 30, 2013, the components of share-based compensation expense are as follows (amounts in thousands):

	Predecessor Company
	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Restricted common shares granted to Manager	$113	$690	$664	$1,383
Restricted common shares granted to certain directors	64	328	252	513
Total share-based compensation expense	$177	$1,018	$916	$1,896

NOTE 12. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors. The Management Agreement expires on December 31 of each year, but is automatically renewed for a one-year term each December 31 unless terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the Company’s outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. The Manager must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

The Management Agreement contains certain provisions requiring the Company to indemnify the Manager with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. The Company has evaluated the impact of these guarantees on its condensed consolidated financial statements and determined that they are not material.

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Successor Company	Predecessor Company
	Two months ended June 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2013
Base management fees, net	$5,941	$1,631	$5,253	$9,629	$19,186
CLO management fees	4,465	2,480	11,016	1,664	2,513
Incentive fees	—	—	12,882	5,561	22,742
Manager share-based compensation	—	113	690	664	1,383
Total related party management compensation	$10,406	$4,224	$29,841	$17,518	$45,824

Base Management Fees

The Company pays its Manager a base management fee quarterly in arrears. During 2014, certain related party fees received by affiliates of the Manager were credited to the Company via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of the Manager for certain of the Company’s CLOs were credited to the Company via an offset to the base management fee.

In addition, during the second half of 2013, the Company invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, the Manager agreed to reduce the Company’s base management fee payable to the Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. Separately, certain third-party expenses accrued and paid by the Company in the fourth quarter of 2013 in connection with the merger with KKR & Co. were used to reduce the Company’s base management fees payable to the Manager in an amount equal to such third-party expenses.

The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company	Predecessor Company
	Two months ended June 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2013
Base management fees, gross	$6,688	$3,372	$13,364	$9,860	$19,417
CLO management fees credit(1)	(747)	(1,741)	(8,111)	(231)	(231)
Total base management fees, net	$5,941	$1,631	$5,253	$9,629	$19,186

(1)         See “CLO Management Fees” for further discussion.

The Manager is waiving base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE is $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $1.5 million during the two months ended June 30, 2014, $0.7 million and $2.9 million during the one and four months ended April 30, 2014, respectively, and $2.2 million and $4.4 million of base management fees during the three and six months ended June 30, 2013, respectively.

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

Fees Waived

The collateral manager waived CLO management fees totaling $1.6 million for CLO 2005-2 and CLO 2006-1 during the two months ended June 30, 2014 and zero and $1.6 million during the one and four months ended April 30, 2014, respectively. During the three and six months ended June 30, 2013, the collateral manager waived CLO management fees totaling $7.3 million and $15.0 million, respectively, for all CLOs, except CLO 2005-1 and CLO 2012-1.

Fees Charged and Fee Credits

The Company recorded management fees expense for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1 and CLO 2013-2 during 2014. The Company recorded management fees expense for CLO 2005-1 and CLO 2012-1 during 2013.

During the second half of 2013, the Manager began to credit the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of three CLOs (with the remaining subordinated notes held by third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLO 2013-1 and CLO 2013-2 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company	Predecessor Company
	Two months ended June 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2013
Charged and retained CLO management fees (1)	$3,718	$739	$2,905	$1,433	$2,282
CLO management fees credit	747	1,741	8,111	231	231
Total CLO management fees	$4,465	$2,480	$11,016	$1,664	$2,513

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

Incentive Fees

The Manager earned incentive fees totaling zero for the two months ended June 30, 2014 and zero and $12.9 million for the one and four months ended April 30, 2014, respectively. During the three and six months ended June 30, 2013, the Manager earned $5.6 million and $22.7 million, respectively, of incentive fees.

Manager Share-Based Compensation

The Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.1 million and $0.7 million for the one and four months ended April 30, 2014, respectively. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.7 million and $1.4 million for the three and six months ended June 30, 2013, respectively. Refer to Note 11 to these condensed consolidated financial statements for further discussion on share-based compensation.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $1.4 million for the two months ended June 30, 2014 and $0.9 million and $2.8 million for the one and four months ended April 30, 2014, respectively. During the three and six months ended June 30, 2013, the Company incurred reimbursable general and administrative expenses to its Manager of $1.9 million and $3.6 million, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of June 30, 2014, the aggregate par amount of these affiliated investments totaled $1.8 billion, or approximately 25% of the total investment portfolio, and consisted of 26 issuers. The total $1.8 billion in affiliated investments was comprised of $1.7 billion of corporate loans, $9.5 million of corporate debt securities and $118.9 million of equity investments, at estimated fair value. As of December 31, 2013, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 27% of the total investment portfolio, and consisted of 28 issuers. The total $2.1 billion in affiliated investments was comprised of $1.9 billion of corporate loans, $52.8 million of corporate debt securities and $84.5 million of equity investments, at estimated fair value.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of June 30, 2014, the estimated fair value of these interests in joint ventures and partnerships totaled $528.0 million. As of December 31, 2013, the aggregate cost amount of these interests in joint ventures and partnerships totaled $400.3 million.

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

The Company evaluates the performance of its reportable segments based on several net income (loss) components. Net income (loss) includes (i) revenues, (ii) related investment costs and expenses, (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in the Company’s assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the two months ended June 30, 2014 (amounts in thousands):

	Successor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014
Total revenues	$62,311	$31,930	$72	$—	$94,313
Total investment costs and expenses	35,410	20,057	197	—	55,664
Total other income (loss)	17,113	(4,880)	8,654	—	20,887
Total other expenses	12,753	1,393	183	35	14,364
Income tax expense	24	—	4	—	28
Net income (loss)	$31,237	$5,600	$8,342	$(35)	$45,144

(1)         Consists of directors’ expenses which are not allocated to individual segments.

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the one and four months ended April 30, 2014 (amounts in thousands):

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014
Total revenues	$37,693	$134,255	$17,754	$61,782	$21,205	$21,205	$—	$—	$76,652	$217,242
Total investment costs and expenses	16,612	62,485	11,339	38,915	104	425	—	—	28,055	101,825
Total other income (loss)	11,530	76,046	(2,734)	(8,123)	(25,302)	(11,589)	—	—	(16,506)	56,334
Total other expenses	7,286	23,121	479	1,633	90	230	26,296	40,625	34,151	65,609
Income tax expense	127	146	—	—	16	16	—	—	143	162
Net income (loss)	$25,198	$124,549	$3,202	$13,111	$(4,307)	$8,945	$(26,296)	$(40,625)	$(2,203)	$105,980

(1)             Consists of certain expenses not allocated to individual segments including other expenses comprised of (i) incentive fees of zero and $12.9 million for the one and four months ended April 30, 2014, respectively and (ii) merger related transaction costs of $22.7 million for both the one and four months ended April 30, 2014. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the three and six months ended June 30, 2013 (amounts in thousands):

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended June 30, 2013	Six months ended June 30, 2013	Three months ended June 30, 2013	Six months ended June 30, 2013	Three months ended June 30, 2013	Six months ended June 30, 2013	Three months ended June 30, 2013	Six months ended June 30, 2013	Three months ended June 30, 2013	Six months ended June 30, 2013
Total revenues	$109,377	$224,526	$27,867	$51,672	$—	$1,496	$—	$—	$137,244	$277,694
Total investment costs and expenses	45,445	106,844	19,500	38,969	248	429	—	—	65,193	146,242
Total other income (loss)	31,958	125,884	7,265	2,519	(1,988)	3,321	—	(20,269)	37,235	111,455
Total other expenses	15,028	28,996	799	2,429	244	368	7,125	26,230	23,196	58,023
Income tax (benefit) expense	(46)	411	—	—	4	5	—	—	(42)	416
Net income (loss)	$80,908	$214,159	$14,833	$12,793	$(2,484)	$4,015	$(7,125)	$(46,499)	$86,132	$184,468

(1)             Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of zero and $20.3 million for the three and six months ended June 30, 2013, respectively, and (ii) other expenses comprised of incentive fees of $5.6 million and $22.7 million for the three and six months ended June 30, 2013, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

The following table shows total assets of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
As of	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Total assets	$8,547,333	$8,020,353	$632,527	$505,029	$208,372	$190,946	$194	$870	$9,388,426	$8,717,198

NOTE 14. EARNINGS PER COMMON SHARE

Earnings per common share is not provided for the two months ended June 30, 2014 as the Company is now a subsidiary of KKR Fund Holdings, which owns 100 common shares of the Company constituting all of the Company’s outstanding common shares. The following table presents a reconciliation of basic and diluted net (loss) income per common share for the Predecessor Company (amounts in thousands, except per share information):

	Predecessor Company
	One month ended April 30, 2014	Four months ended April 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2013
Net (loss) income	$(2,203)	$105,980	$86,132	$184,468
Less: Preferred share distributions	—	6,891	6,891	13,629
Net (loss) income available to common shareholders	$(2,203)	$99,089	$79,241	$170,839
Less: Dividends and undistributed (loss) earnings allocated to participating securities	(5)	292	262	591
Net (loss) income allocated to common shareholders	$(2,198)	$98,797	$78,979	$170,248
Basic:
Basic weighted average common shares outstanding	204,398	204,276	204,108	200,650
Net (loss) income per common share	$(0.01)	$0.48	$0.39	$0.85
Diluted:
Diluted weighted average common shares outstanding(1)	204,398	204,276	204,108	200,650
Net (loss) income per common share	$(0.01)	$0.48	$0.39	$0.85

(1)         Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for all periods presented.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

In connection with the Merger Transaction, accumulated other comprehensive loss is not provided for the two months ended June 30, 2014, as changes in the estimated fair value of all securities and cash flow hedges are recorded in the condensed consolidated statements of operations, within net realized and unrealized gain (loss) on investments and net realized and unrealized (loss) gain on derivatives and foreign exchange, respectively. The components of changes in accumulated other comprehensive loss for the Predecessor Company were as follows (amounts in thousands):

	Predecessor Company
	One month ended April 30, 2014 (1)			Four months ended April 30, 2014 (1)
	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total
Beginning balance	$21,678	$(43,050)	$(21,372)	$23,567	$(39,219)	$(15,652)
Other comprehensive loss before reclassifications	(2,311)	(1,611)	(3,922)	(2,614)	(5,442)	(8,056)
Amounts reclassified from accumulated other comprehensive loss(2)	(1,053)	—	(1,053)	(2,639)	—	(2,639)
Net current-period other comprehensive loss	(3,364)	(1,611)	(4,975)	(5,253)	(5,442)	(10,695)
Ending balance	$18,314	$(44,661)	$(26,347)	$18,314	$(44,661)	$(26,347)

(1)         The Company’s gross and net of tax amounts are the same.

(2)         Includes an impairment charge of $1.5 million and $4.4 million for investments which were determined to be other-than-temporary for the one and four months ended April 30, 2014, respectively. These reclassified amounts are included in net realized and unrealized gain (loss) on investments on the condensed consolidated statements of operations.

	Predecessor Company
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

NOTE 16. SUBSEQUENT EVENTS

On June 27, 2014, the Company’s board of directors declared a cash distribution of $0.460938 per share on its Series A LLC Preferred Shares. The distribution was paid on July 15, 2014 to preferred shareholders as of the close of business on July 8, 2014.

On June 28, 2014, the Company signed an agreement to merge certain of the Company’s natural resources assets with certain assets of KKR Natural Resources Funds and Legend Production Holdings, LLC, a portfolio company of Riverstone Holdings LLC, to create a new oil and gas company called Trinity River Energy, LLC. This transaction is expected to close during the third quarter of 2014.

On June 27, 2014 and July 31, 2014, the Company’s board of directors approved the distribution of certain of the Company’s private equity and natural resources assets and cash, with an aggregate value of $294.6 million, to the Parent as the sole holder of the Company’s common shares. These distributions will have been completed during the third quarter of 2014. The 2018 Natural Resources Facility, which was used to partially finance these natural resources assets, was terminated with all amounts outstanding repaid as of July 1, 2014.

Also, on June 27, 2014 and July 31, 2014, the Company’s board of directors approved the receipt by the Company of contributions from the Parent of cash, CLO subordinated notes controlled by a third-party and specialty lending assets, with an aggregate value of $294.6 million. These contributions will have been completed during the third quarter of 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on February 27, 2014, and the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2014. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of June 30, 2014, our CLO transactions consisted of nine CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”), KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”), KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1”) and KKR Financial CLO 2013-2, Ltd. (“CLO 2013-2”) (collectively the “Cash Flow CLOs”). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

Our Manager is a wholly-owned subsidiary of KKR Asset Management LLC (“KAM”), pursuant to a management agreement (the “Management Agreement”). KAM is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), which is a subsidiary of KKR & Co. L.P. (“KKR & Co.”).

Merger with KKR & Co.

On December 16, 2013, we announced the signing of a definitive merger agreement pursuant to which KKR & Co. had agreed to acquire all of our outstanding common shares through an exchange of equity through which our shareholders would receive 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN (the “Merger Transaction”). On April 30, 2014, the date of the Merger Transaction, the transaction was approved by our common shareholders and the merger was completed, resulting in KFN becoming a subsidiary of KKR & Co. As of the close of trading on April 30, 2014, our common shares were delisted on the New York Stock Exchange (“NYSE”). However, our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes remain outstanding and we will continue to file periodic reports under the Securities Exchange Act of 1934.

Pursuant to the merger agreement, on the date of the Merger Transaction, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by our Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN’s Non-Employee Directors’ Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan. Following the Merger Transaction, KKR Fund Holdings L.P. (“KKR Fund Holdings”), a subsidiary of KKR & Co., became the sole holder of all of our outstanding common shares and is our parent (our “Parent”). The merger was a taxable transaction for our common shareholders for U.S. federal income tax purposes.  Our common shareholders generally recognized gain or loss in connection with the merger measured by the difference, if any, between (i) the sum of (a) the fair market value of any KKR common units received, (b) the amount of cash received and (c) their allocable share of our nonrecourse debt immediately prior to the merger and (ii) their adjusted tax basis in our common shares (which included their allocable share of our debt).

In connection with the Merger Transaction, on April 30, 2014, we terminated our three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the “2015 Facility”), with all amounts outstanding repaid as of March 31, 2014. In addition, we recognized approximately $24.2 million of aggregate transaction costs, including contingent fees owed to our financial and legal advisors. Of this total cost, $22.7 million was recorded during the one and four months ended April 30, 2014 in the condensed consolidated statements of operations.

The merger agreement required that we and KKR & Co. coordinate the timing of the declaration of distributions on our respective common equity prior to the closing of the Merger Transaction so that, in any quarter, a holder of our common shares did not receive distributions in respect of both KFN common shares and in respect of the KKR & Co. common units that such holder received in the Merger Transaction. As such, our board of directors did not declare a distribution on our common shares for the first quarter of 2014. Instead, common shareholders who received KKR & Co. common units in connection with the Merger Transaction and held these units through May 9, 2014, the record date for such distribution, received a distribution in an amount equal to $0.43 per KKR & Co. common unit. This distribution was paid on May 23, 2014 to unitholders.

Basis of Presentation

The Merger Transaction was accounted for using the acquisition method of accounting, which requires that the assets purchased and the liabilities assumed all be reported in the acquirer’s financial statements at their fair value, with any excess of net assets over the purchase price being reported as bargain purchase gain. The application of the acquisition method of accounting represented a push down of accounting basis to us, whereby we were also required to record the assets and liabilities at fair value as of the date of the Merger Transaction. This change in basis of accounting resulted in the termination of our prior reporting entity and a corresponding creation of a new reporting entity.

Accordingly, our condensed consolidated financial statements and transactional records prior to the effective date, or May 1, 2014 (the “Effective Date”), reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor Company,” while such records subsequent to the Effective Date are labeled “Successor Company” and reflect the push down basis of accounting for the new estimated fair values in our condensed consolidated financial statements. This change in accounting basis is represented in the condensed consolidated financial statements by a vertical black line which appears between the columns entitled “Predecessor Company” and “Successor Company” on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Merger Transaction are not comparable.

For the following assets not carried at fair value, as presented under the Predecessor Company, we adopted the fair value option of accounting as of the Effective Date: (i) corporate loans held for investment at amortized cost, net of an allowance for loan losses, (ii) corporate loans held for sale at lower of cost or estimated fair value and (iii) certain other investments at cost. In addition, we elected the fair value option of accounting for our collateralized loan obligation secured notes. As such, the accounting policies followed by us in the preparation of our condensed consolidated financial statements for the Successor period present all financial assets and CLO secured notes at estimated fair value. The initial fair value presentation was a result of the push down basis of accounting, while the prospective fair value presentation is for the primary purpose of reporting values more closely aligned with KKR & Co.’s method of accounting.

Unrealized gains and losses for these financial assets and liabilities carried at estimated fair value are reported in net realized and unrealized gain (loss) on investments and net realized and unrealized loss on debt, respectively, in the condensed consolidated statements of operations. Unrealized gains or losses primarily reflect the change in instrument values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. For the Successor period, upon the sale of a corporate loan or debt security, the net realized gain or loss is computed using the specific identification method. Comparatively, for the Predecessor periods, the realized net gain or loss was computed on a weighted average cost basis.

Summary of Results

Our net income available to common shareholders for the two months ended June 30, 2014 totaled $38.3 million. Our net (loss) income available to common shareholders for the one and four months ended April 30, 2014 totaled $(2.2) million and $99.1 million (or $(0.01) and $0.48 per diluted common share), respectively, as compared to net income of $79.2 million and $170.8 million (or $0.39 and $0.85 per diluted common share) for the three and six months ended June 30, 2013, respectively. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

Cash Distributions to Shareholders

On June 27, 2014, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on July 15, 2014 to preferred shareholders as of the close of business on July 8, 2014.

The amount and timing of our distributions to our preferred shareholders and Predecessor Company’s common shareholders was determined by our board of directors and was based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions, including those under the terms of our preferred shares which would have impacted our Predecessor Company’s common shareholders, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we generally determined gains or losses based upon the price we paid for those assets.

We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by our Predecessor Company’s common shareholders on the sale of assets held by the Predecessor Company may have been higher or lower depending upon the purchase price such shareholders paid for our Predecessor Company’s common shares. Holders of Series A LLC Preferred Shares will not be allocated any gains or losses from any sale of our assets. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. See “Non-Cash ‘Phantom’ Taxable Income” below for further discussion about taxable income allocable to holders of our shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.

Funding Activities

CLOs

During the two months ended June 30, 2014, we issued $15.0 million par amount of CLO 2006-1 Class E notes for proceeds of $15.0 million and $37.5 million par amount of CLO 2007-1 Class E notes for proceeds of $37.6 million.

During the one month ended April 30, 2014, we issued $61.1 million par amount of CLO 2007-A class D and E notes for proceeds of $61.3 million. In addition, during the same period, we issued $72.0 million par amount of CLO 2005-1 class D through F notes for proceeds of $71.5 million.

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

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (which are treated as partnerships, disregarded entities or foreign corporations for United States federal income tax purposes), partnerships generally and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of our gross ordinary income. If the amount of cash distributed to our Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our shares may still have a tax liability attributable to their allocation of our taxable income from us during such year.

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

Fair Value of Financial Instruments

In connection with the application of acquisition accounting related to the Merger Transaction, as presented under the Successor Company, we elected the fair value option of accounting for our financial assets and CLO secured notes for the primary purpose of reporting values more closely aligned with KKR & Co.’s method of accounting. The fair value option of accounting also enhances the transparency of our financial condition as fair value is consistent with how we manage the risks of these assets and liabilities. Related unrealized gains and losses are reported in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors including the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities, and are as follows:

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument is new, whether the instrument is traded on an active exchange or in the secondary market, and the current market condition. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset. The variability of the observable inputs affected by the factors described above may cause transfers between Levels 1, 2, and/or 3, which we recognize at the end of the reporting period.

Many financial assets and liabilities have bid and ask prices that can be observed in the market place. Bid prices reflect the highest price that we and others are willing to pay for an asset. Ask prices represent the lowest price that we and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid-ask prices, we do not require that fair value always be a predetermined point in the bid-ask range. Our policy is to allow for mid-market pricing and adjusting to the point within the bid-ask range that meets our best estimate of fair value.

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

Equity Investments, at Estimated Fair Value:  Equity investments, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach, which incorporates significant assumptions and judgment, include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) exit multiples.  Upon completion of the valuations conducted using these approaches, a weighting is ascribed to each approach and an illiquidity discount is applied where appropriate. The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

Interests in Joint Ventures and Partnerships:  Interests in joint ventures and partnerships include certain equity investments related to the oil and gas, commercial real estate and specialty lending sectors. Interests in joint ventures and partnerships are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on market and income (discounted cash flow) approaches, in which various internal and external factors are considered. Key inputs include the weighted average cost of capital and EBITDA multiples. In addition, an illiquidity discount is applied where appropriate.

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

Collateralized Loan Obligation Secured Notes: Collateralized loan obligation secured notes are initially valued at transaction price and are subsequently valued using a third party valuation servicer. The most significant inputs to the valuation of these instruments are default and loss expectations and discount margins.

Share-Based Compensation

In connection with the Merger Transaction, our Predecessor Company’s common shares were converted into 0.51 KKR & Co. common units. Prior to the Effective Date, we accounted for share-based compensation issued to members of our board of directors and our Manager using the estimated fair value based methodology in accordance with GAAP. We did not have any employees, although we believed that members of our board of directors were deemed to be employees for purposes of interpreting and applying accounting principles relating to share-based compensation. We recorded as compensation costs the restricted common shares that we issued to members of our board of directors at estimated fair value as of the grant date and we amortized the cost into expense over the three-year vesting period using the straight-line method. We recorded compensation costs for restricted common shares and common share options that we issued to our Manager at estimated fair value as of the grant date and we remeasured the amount on subsequent reporting dates to the extent the awards had not vested. Unvested restricted common shares were valued using observable secondary market prices. Unvested common share options were valued using the Black-Scholes model and assumptions based on observable market data for comparable companies. We amortized compensation expense related to the restricted common shares and common share options that we granted to our Manager using the graded vesting attribution method.

Because we remeasured the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements changed based on the estimated fair value of our common shares and this may have resulted in earnings volatility. For the one and four months ended April 30, 2014, share-based compensation totaled $0.2 million and $1.0 million, respectively.

Accounting for Derivative Instruments and Hedging Activities

We recognize all derivatives on our condensed consolidated balance sheets at estimated fair value. On the date we enter into a derivative contract, we designate and document each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, we record changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the estimated fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, we record changes in the estimated fair value of the derivative to the extent that it is effective in accumulated other comprehensive loss and subsequently reclassify these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, we report changes in the estimated fair values in net realized and unrealized (loss) gain on derivatives and foreign exchange on the condensed consolidated statements of operations.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately, potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. In connection with the Merger Transaction, we discontinued hedge accounting for our cash flow hedges and, as of the Effective Date, classify all derivative instruments as free-standing derivatives. As a result, we record changes in the estimated fair value of the derivative instruments in net realized and unrealized (loss) gain on derivatives and foreign exchange on the condensed consolidated statements of operations. As of June 30, 2014, the estimated fair value of our net derivative liabilities totaled $65.4 million.

Impairments

Securities Available-for-Sale: The Predecessor and Successor Company both classify certain of their investments in securities as available-for-sale and carry them at estimated fair value. As described above, as of the Effective Date, we elected the fair value option of accounting for our securities, with changes in estimated fair value reported in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations. Comparatively, prior to the Effective Date, we reported all unrealized gains and losses on our securities available-for-sale in accumulated other comprehensive loss. Under the Predecessor Company, we monitored our available-for-sale securities portfolio for impairments. A loss was recognized when it was determined that a decline in the estimated fair value of a security below its amortized cost was other-than-temporary. We considered many factors in determining whether the impairment of a security was deemed to be other-than-temporary, including, but not limited to, the length of time the security had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. In addition, for debt securities we considered our intent to sell the debt security, our estimation of whether or not we expected to recover the debt security’s entire amortized cost if we intended to hold the debt security, and whether it was more likely than not that we would be required to sell the debt security before its anticipated recovery. For equity securities, we also considered our intent and ability to hold the equity security for a period of time sufficient for a recovery in value.

The amount of the loss that was recognized when it was determined that a decline in the estimated fair value of a security below its amortized cost was other-than-temporary was dependent on certain factors. If the security was an equity security or if the security was a debt security that we intended to sell or estimated that it was more likely than not that we would be required to sell before recovery of its amortized cost, then the impairment amount recognized in earnings was the entire difference between the estimated fair value of the security and its amortized cost. For debt securities that we did not intend to sell or estimated that we were not more likely than not to be required to sell before recovery, the impairment was separated into the estimated amount relating to credit loss and the estimated amount relating to all other factors. Only the estimated credit loss amount was recognized in earnings, with the remainder of the loss amount recognized in other comprehensive loss.

This process involved a considerable amount of judgment by our management. During the one and four months ended April 30, 2014, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $1.5 million and $4.4 million, respectively.

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

Allowance for Loan Losses

As a result of the Merger Transaction, the acquisition method of accounting and adoption of fair value for corporate loans eliminated the need for an allowance for loan losses. The reevaluation of assets required by the acquisition method of accounting resulted in all loans being reported at their estimated fair values as of the Effective Date. The estimated fair value takes into account the contractual payments on loans that are not expected to be received and consequently, no allowance for loan losses was carried over for the Successor Company. As of the Effective Date, no allowance for loan losses will be recorded as all corporate loans are carried at estimated fair value and disclosure related to the allowance for loan losses pertains to the Predecessor Company.

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

Prior to the Effective Date, our allowance for loan losses represented our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involved a high degree of management judgment and was based upon a comprehensive review of our corporate loan portfolio that was performed on a quarterly basis. Our allowance for loan losses consisted of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertained to specific corporate loans that we had determined were impaired. We determined a corporate loan was impaired when management estimated that it was probable that we would be unable to collect all amounts due according to the contractual terms of the corporate loan agreement. On a quarterly basis we performed a comprehensive review of our entire corporate loan portfolio and identified certain corporate loans that we had determined were impaired. Once a corporate loan was identified as being impaired, we placed the corporate loan on non-accrual status, unless the corporate loan was already on non-accrual status, and recorded an allowance that reflected management’s best estimate of the loss that we expected to recognize from the corporate loan. The expected loss was estimated as being the difference between our current cost basis of the corporate loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the corporate loan’s effective interest rate, except as a practical expedient, the corporate loan’s observable estimated fair value may have been used. We also estimated the probable credit losses inherent in our unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments was recorded in accounts payable, accrued expenses and other liabilities on our condensed consolidated balance sheets.

The unallocated component of our allowance for loan losses represented our estimate of probable losses inherent in the corporate loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to was indeterminable. We estimated the unallocated component of the allowance for loan losses through a comprehensive review of our corporate loan portfolio and identified certain corporate loans that demonstrated possible indicators of impairment, including internally assigned credit quality indicators. This assessment excluded all corporate loans that were determined to be impaired and as a result, an allocated reserve had been recorded as described in the preceding paragraph. Such indicators included the current and/or forecasted financial performance, liquidity profile of the issuer, specific industry or economic conditions that may have impacted the issuer, and the observable trading price of the corporate loan if available. All corporate loans were first categorized based on their assigned risk grade and further stratified based on the seniority of the corporate loan in the issuer’s capital structure. The seniority classifications assigned to corporate loans were senior secured, second lien and subordinate. Senior secured consisted of corporate loans that were the most senior debt in an issuer’s capital structure and therefore had a lower estimated loss severity than other debt that was subordinate to the senior secured loan. Senior secured corporate loans often had a first lien on some or all of the issuer’s assets. Second lien consisted of corporate loans that were secured by a second lien interest on some or all of the issuer’s assets; however, the corporate loan was subordinate to the first lien debt in the issuer’s capital structure. Subordinate consists of corporate loans that were generally unsecured and subordinate to other debt in the issuer’s capital structure.

There were three internally assigned risk grades that were applied to loans that have not been identified as being impaired: high, moderate and low. High risk meant that there was evidence of possible loss due to the current and/or forecasted financial performance, liquidity profile of the issuer, specific industry or economic conditions that may have impacted the issuer, observable trading price of the corporate loan if available, or other factors that indicated that the breach of a covenant contained in the related loan agreement was possible. Moderate risk meant that while there was not observable evidence of possible loss, there were issuer and/or industry specific trends that indicated a loss may have occurred. Low risk meant that while there was no identified evidence of loss, there was the risk of loss inherent in the loan that had not been identified. All loans held for investment, with the exception of loans that had been identified as impaired, were assigned a risk grade of high, moderate or low.

We applied a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that resulted in the determination of the unallocated component of our allowance for loan losses. The range of outcomes used to estimate concern as to the probability of default was between 1% and 20% and the range of loss severity assumptions was between 5% and 85%. The estimates and assumptions we used to estimate our allowance for loan losses were based on our estimated range of outcomes that were determined from industry information providing both historical and forecasted empirical performance of the type of corporate loans that we invested in, as well as from our own estimates based on the nature of our corporate loan portfolio. These estimates and assumptions were susceptible to change due to our corporate loan portfolio’s performance as well as industry and general economic conditions. Changes in the assumptions and estimates used to estimate our allowance for loan losses could have had a material impact on our financial condition and results of operations. The default and loss severity estimates used in determining our allowance for loan losses were assessed on a quarterly and annual basis. As of April 30, 2014, management believed that these estimates were appropriate and consistent with historical and forecasted estimates evidenced and used in both industry and our corporate loan portfolio.

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

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of reportable segments reconciled to amounts reflected in the condensed consolidated financial statements for the two months ended June 30, 2014, one and four months ended April 30, 2014, and three and six months ended June 30, 2013 (amounts in thousands):

	Successor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014
Total revenues	$62,311	$31,930	$72	$—	$94,313
Total investment costs and expenses	35,410	20,057	197	—	55,664
Total other income (loss)	17,113	(4,880)	8,654	—	20,887
Total other expenses	12,753	1,393	183	35	14,364
Income tax expense	24	—	4	—	28
Net income (loss)	$31,237	$5,600	$8,342	$(35)	$45,144

(1)         Consists of directors’ expenses which are not allocated to individual segments.

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014
Total revenues	$37,693	$134,255	$17,754	$61,782	$21,205	$21,205	$—	$—	$76,652	$217,242
Total investment costs and expenses	16,612	62,485	11,339	38,915	104	425	—	—	28,055	101,825
Total other income (loss)	11,530	76,046	(2,734)	(8,123)	(25,302)	(11,589)	—	—	(16,506)	56,334
Total other expenses	7,286	23,121	479	1,633	90	230	26,296	40,625	34,151	65,609
Income tax expense	127	146	—	—	16	16	—	—	143	162
Net income (loss)	$25,198	$124,549	$3,202	$13,111	$(4,307)	$8,945	$(26,296)	$(40,625)	$(2,203)	$105,980

(1)             Consists of certain expenses not allocated to individual segments including other expenses comprised of (i) incentive fees of zero and $12.9 million for the one and four months ended April 30, 2014, respectively and (ii) merger related transaction costs of $22.7 million for both the one and four months ended April 30, 2014. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended June 30, 2013	Six months ended June 30, 2013	Three months ended June 30, 2013	Six months ended June 30, 2013	Three months ended June 30, 2013	Six months ended June 30, 2013	Three months ended June 30, 2013	Six months ended June 30, 2013	Three months ended June 30, 2013	Six months ended June 30, 2013
Total revenues	$109,377	$224,526	$27,867	$51,672	$—	$1,496	$—	$—	$137,244	$277,694
Total investment costs and expenses	45,445	106,844	19,500	38,969	248	429	—	—	65,193	146,242
Total other income (loss)	31,958	125,884	7,265	2,519	(1,988)	3,321	—	(20,269)	37,235	111,455
Total other expenses	15,028	28,996	799	2,429	244	368	7,125	26,230	23,196	58,023
Income tax (benefit) expense	(46)	411	—	—	4	5	—	—	(42)	416
Net income (loss)	$80,908	$214,159	$14,833	$12,793	$(2,484)	$4,015	$(7,125)	$(46,499)	$86,132	$184,468

(1)             Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of zero and $20.3 million for the three and six months ended June 30, 2013, respectively, and (ii) other expenses comprised of incentive fees of $5.6 million and $22.7 million for the three and six months ended June 30, 2013, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

Successor Company net income for the two months ended June 30, 2014 was $45.1 million, consisting of revenues totaling $94.3 million, investment costs and expenses totaling $55.7 million, other income totaling $20.9 million and other expenses totaling $14.4 million. Successor Company net income available to common shareholders for the two months ended June 30, 2014 was $38.3 million, net of $6.9 million for preferred share distributions.

Predecessor Company net loss for the one month ended April 30, 2014 was $2.2 million, consisting of revenues totaling $76.7 million, investment costs and expenses totaling $28.1 million, other loss totaling $16.5 million and other expenses totaling $34.2 million. Net income for the four months ended April 30, 2014 was $106.0 million, consisting of revenues totaling $217.2 million, investment costs and expenses totaling $101.8 million, other income totaling $56.3 million and other expenses totaling $65.6 million. Predecessor Company net income available to common shareholders for the four months ended April 30, 2014 was $99.1 million, net of $6.9 million for preferred share distributions.

Predecessor Company net income for the three months ended June 30, 2013 was $86.1 million, consisting of revenues totaling $137.2 million, investment costs and expenses totaling $65.2 million, other income totaling $37.2 million and other expenses totaling $23.2 million. Predecessor Company net income available to common shareholders for the three months ended June 30, 2013 was $79.2 million, net of $6.9 million for preferred share distributions. Net income for the six months ended June 30, 2013 was $184.5 million, consisting of revenues totaling $277.7 million, investment costs and expenses totaling $146.2 million, other income totaling $111.5 million and other expenses totaling $58.0 million. Predecessor Company net income available to common shareholders for the six months ended June 30, 2013 was $170.8 million, net of $13.6 million for preferred share distributions.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our undeveloped working and overriding royalty interest properties. Oil and gas revenues were driven by production due to both the drilling and completion of undeveloped properties during 2014 and 2013.

Successor Company

For the two months ended June 30, 2014

Revenues totaled $94.3 million for the two months ended June 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $58.8 million and $31.9 million, respectively.

Predecessor Company

For the one and four months ended April 30, 2014

Revenues totaled $76.7 million for the one month ended April 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $33.3 million and $17.8 million, respectively. Revenues totaled $217.2 million for the four months ended April 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $127.2 million and $61.8 million, respectively.

For the three and six months ended June 30, 2013

Revenues totaled $137.2 million for the three months ended June 30, 2013 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $105.6 million and $27.9 million, respectively.  Revenues totaled $277.7 million for the six months ended June 30, 2013 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $218.8 million and $51.7 million, respectively.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to oil and gas properties and other investment expenses.

Successor Company

For the two months ended June 30, 2014

Investment costs and expenses totaled $55.7 million for the two months ended June 30, 2014 and was comprised primarily of interest expense and DD&A of $35.9 million and $11.1 million, respectively.

Predecessor Company

For the one and four months ended April 30, 2014

Investment costs and expenses totaled $28.1 million for the one month ended April 30, 2014 and was comprised primarily of interest expense of $17.1 million and DD&A of $6.9 million. Investment costs and expenses totaled $101.8 million for the four months ended April 30, 2014 and was comprised primarily of interest expense of $64.4 million, DD&A of $22.5 million and oil and gas production costs of $14.8 million.

For the three and six months ended June 30, 2013

Investment costs and expenses totaled $65.2 million for the three months ended June 30, 2013 and was comprised primarily of interest expense and interest expense to affiliates of $46.4 million coupled with oil and gas-related costs totaling $18.5 million. Investment costs and expenses totaled $146.2 million for the six months ended June 30, 2013 and was comprised primarily of interest expense and interest expense to affiliates of $98.2 million coupled with oil and gas-related costs totaling $35.4 million.

Other Income (Loss)

Successor Company

For the two months ended June 30, 2014

Other income totaled $20.9 million for the two months ended June 30, 2014 and was comprised primarily of a $54.1 million net realized and unrealized gain on investments, largely driven by unrealized gains in our corporate loan portfolio and interests in joint ventures and partnerships, partially offset by a $25.4 million unrealized loss on debt. Pursuant to the Merger Transaction, we elected the fair value option of accounting for our collateralized loan obligation secured notes as of the Effective Date. In addition, a $9.2 million net realized and unrealized loss on derivatives and foreign exchange was recorded during the two months ended June 30, 2014.

Predecessor Company

For the one and four months ended April 30, 2014

Other loss totaled $16.5 million for the one month ended April 30, 2014 primarily driven by a $16.2 million net realized and unrealized loss on investments, primarily due to unrealized losses on commercial real estate focused interests in joint ventures and partnerships. Other income totaled $56.3 million for the four months ended April 30, 2014 and was comprised of a $61.6 million net realized and unrealized gain on investments, partially offset by a $9.8 million net realized and unrealized loss on derivatives and foreign exchange. The $61.6 million net realized and unrealized gain on investments was largely driven by favorable sales and mark-to-market changes in our corporate loan portfolio and equity investments, at estimated fair value.

For the three and six months ended June 30, 2013

Other income totaled $37.2 million for the three months ended June 30, 2013 primarily driven by a $25.0 million net realized and unrealized gain on investments coupled with a $6.9 million net realized and unrealized gain on derivatives and foreign exchange. Other income totaled $111.5 million for the six months ended June 30, 2013 and was comprised of a $119.7 million net realized and unrealized gain on investments and $14.0 million of other income, primarily trade-related income. This income was partially offset by $20.3 million of net loss on restructuring and extinguishment of debt related to the conversion of our convertible notes.

Other Expenses

Other expenses include related party management compensation, general, administrative and directors’ expenses and professional services. Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, collateral management fees and incentive fees. In connection with the Merger Transaction, our Predecessor Company’s common shares were converted into 0.51 KKR & Co. common units. As such, prior to the Effective Date, we accounted for share-based compensation issued to our directors and to our Manager using the fair value based methodology. Share-based compensation related to restricted common shares and common share options granted to our Manager were also included in related party management compensation.

Base Management Fees

We pay our Manager a base management fee quarterly in arrears. During the first quarter of 2014, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee.

In addition, during the second half of 2013, we invested in a transaction that generated placement fees paid to a minority owned affiliate of KKR. In connection with this transaction, our Manager agreed to reduce the base management fee payable by us to our Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. Separately, certain third-party expenses accrued and paid by us in the fourth quarter of 2013 in connection with the merger with KKR & Co. were used to reduce the base management fees payable to our Manager in an amount equal to such third-party expenses.

The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company	Predecessor Company
	Two months ended June 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2013
Base management fees, gross	$6,688	$3,372	$13,364	$9,860	$19,417
CLO management fees credit(1)	(747)	(1,741)	(8,111)	(231)	(231)
Total base management fees, net	$5,941	$1,631	$5,253	$9,629	$19,186

(1)         See “CLO Management Fees” for further discussion.

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

Beginning in June 2013, our Manager began to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these three CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company	Predecessor Company
	Two months ended June 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2013
Charged and retained CLO management fees (1)	$3,718	$739	$2,905	$1,433	$2,282
CLO management fees credit	747	1,741	8,111	231	231
Total CLO management fees	$4,465	$2,480	$11,016	$1,664	$2,513

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

Successor Company

For the two months ended June 30, 2014

Other expenses totaled $14.4 million for the two months ended June 30, 2014 and was comprised primarily of related party management compensation which totaled $10.4 million.

Predecessor Company

For the one and four months ended April 30, 2014

Other expenses totaled $34.2 million for the one month ended April 30, 2014 of which professional services expenses totaled $24.9 million primarily related to the Merger Transaction. Other expenses totaled $65.6 million for the four months ended April 30, 2014 and was primarily driven by two factors. First, related party management compensation totaled $29.8 million, $12.9 million of which was related to incentive fees, which are based in part upon our achievement of specified levels of net income. Second, professional services totaled $26.9 million, approximately $22.7 million of which was related to the Merger Transaction.

For the three and six months ended June 30, 2013

Other expenses totaled $23.2 million and $58.0 million for the three and six months ended June 30, 2013, respectively and was comprised primarily of related party management compensation of $17.5 million and $45.8 million, respectively. Included within related party management compensation was $5.6 million and $22.7 million of incentive fees for the three and six months ended June 30, 2013, respectively, primarily due to realized gains on the sale of certain corporate loans.

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

We evaluate the performance of our segments based on several net income (loss) components. Net income (loss) includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part I - Item 1. Financial Statements—Note 13. Segment Reporting.”

The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment

The following table presents the net income components of our Credit segment (amounts in thousands):

	Successor Company	Predecessor Company
	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Revenues
Corporate loans and securities interest income	$54,146	$28,525	$114,992	$85,298	$179,093
Residential mortgage-backed securities interest income	835	408	2,027	2,593	5,552
Net discount accretion	3,788	4,349	10,158	17,757	34,126
Dividend income	3,526	4,402	7,058	1,692	3,655
Other	16	9	20	2,037	2,100
Total revenues	62,311	37,693	134,255	109,377	224,526
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	24,279	10,629	39,923	18,794	37,858
Credit facilities	—	620	1,059	215	431
Convertible senior notes	—	—	1	1	4,176
Senior notes	4,308	2,317	9,234	6,996	14,099
Junior subordinated notes	2,550	1,174	4,681	3,569	7,188
Interest rate swaps	3,576	1,804	7,284	5,697	11,433
Other interest expense	—	1	14	65	152
Total interest expense	34,713	16,545	62,196	35,337	75,337
Interest expense to affiliates	—	—	—	9,729	19,646
Provision for loan losses	—	—	—	—	11,068
Other	697	67	289	379	793
Total investment costs and expenses	35,410	16,612	62,485	45,445	106,844
Other income
Realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swap	(1,125)	—	—	—	—
Credit default swaps	—	—	(181)	(469)	(1,642)
Total rate of return swaps	(44)	(236)	(2,065)	—	—
Common stock warrants	(5)	123	137	1,607	1,759
Foreign exchange(1)	(2,699)	853	588	(1,274)	(4,105)
Options	(510)	392	(19)	32	32
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(4,383)	1,132	(1,540)	(104)	(3,956)
Net realized and unrealized gain on investments(2)	45,689	14,112	72,623	37,514	137,542
Net realized and unrealized loss on debt	(25,396)	—	—	—	—
Lower of cost or estimated fair value(2)	—	(3,313)	5,038	(3,902)	(8,650)
Impairment of securities available for-sale and private equity at cost(2)	—	(1,463)	(4,391)	(6,627)	(12,489)
Other income	1,203	1,062	4,316	5,077	13,437
Total other income	17,113	11,530	76,046	31,958	125,884
Other expenses
Related party management compensation:
Base management fees	5,344	1,490	4,786	8,864	17,792
CLO management fees	4,465	2,480	11,016	1,664	2,513
Total related party management compensation	9,809	3,970	15,802	10,528	20,305
Professional services	1,278	2,052	3,508	1,746	3,181
Other general and administrative	1,666	1,264	3,811	2,754	5,510
Total other expenses	12,753	7,286	23,121	15,028	28,996
Income before income taxes	31,261	25,325	124,695	80,862	214,570
Income tax expense (benefit)	24	127	146	(46)	411
Net income	$31,237	$25,198	$124,549	$80,908	$214,159

(1)                                 Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                                 Represent components of total net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Revenues

Successor Company

For the two months ended June 30, 2014

Revenues totaled $62.3 million for the two months ended June 30, 2014 and was comprised primarily of corporate loan and security interest income of $49.8 million and $4.3 million, respectively. As of June 30, 2014, our corporate loan portfolio had an aggregate par value of $6.5 billion with a weighted average coupon of 4.7%, while our corporate debt securities portfolio had an aggregate par value of $523.5 million with a weighted average coupon of 7.7%. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.23% as of June 30, 2014 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 68.2% as of June 30, 2014.

In addition, net discount accretion totaled $3.8 million for the two months ended June 30, 2014, primarily from recurring accretion. As described above in “Executive Overview”, in connection with the Merger Transaction, a new accounting basis was established for all assets and liabilities to reflect estimated fair value as of the Effective Date. Accordingly, total net discount accretion for the two months ended June 30, 2014 was based on accretion and amortization of the new discounts and premiums.

Predecessor Company

For the one and four months ended April 30, 2014

Revenues totaled $37.7 million and $134.3 million for the one and four months ended April 30, 2014, respectively, and was comprised primarily of corporate loan interest income of $25.5 million and $103.6 million, respectively. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.22% as of April 30, 2014 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 68.0% as of April 30, 2014.

In addition, net discount accretion totaled $4.3 million and $10.2 million for the one and four months ended April 30, 2014, respectively, primarily as a result of paydowns during April and recurring accretion for the four months ended April 30, 2014. Dividend income totaled $4.4 million and $7.1 million for the one and four months ended April 30, 2014, respectively, primarily received from equity investments, at estimated fair value.

For the three and six months ended June 30, 2013

Revenues totaled $109.4 million and $224.5 million for the three and six months ended June 30, 2013, respectively. A majority of the revenues was from corporate loan interest income of $76.7 million and $160.2 million for the three and six months ended June 30, 2013, respectively. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.27% as of June 30, 2013 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 56.5% as of June 30, 2013.

In addition, net discount accretion totaled $17.8 million and $34.1 million for the three and six months ended June 30, 2013, respectively, primarily due to paydowns during each of the respective periods. Dividend income totaled $1.7 million and $3.7 million for the three and six months ended June 30, 2013, respectively.

Investment Costs and Expenses

Successor Company

For the two months ended June 30, 2014

Investment costs and expenses totaled $35.4 million for the two months ended June 30, 2014, of which $24.3 million was related to interest expense on collateralized loan obligation secured notes. As of June 30, 2014, the aggregate par amount of our collateralized loan obligation secured notes was $5.6 billion. Interest expense on collateralized loan obligation secured notes increased from the comparative period in the prior year due to the closing of CLO 2013-1 and CLO 2013-2 in June 2013 and January 2014, respectively, combined with the upsize of CLO 2011-1 in September 2013. In addition, we issued $267.2 million of class D through H CLO notes during 2014.

Predecessor Company

For the one and four months ended April 30, 2014

Investment costs and expenses totaled $16.6 million and $62.5 million for the one and four months ended April 30, 2014, of which $10.6 million and $39.9 million was related to interest expense on collateralized loan obligation secured notes, respectively. In addition to the new CLOs and notes issued during the first four months of 2014, during the fourth quarter of 2013, an affiliate of our manager sold its interests in the junior notes of both CLO 2007-1 and CLO 2007-A to external parties. Accordingly, interest expense to affiliates was zero for the one and four months ended April 30, 2014 and any interest owed to external parties on these notes was included in interest expense on collateralized loan obligation secured notes.

For the three and six months ended June 30, 2013

Investment costs and expenses totaled $45.4 million and $106.8 million for the three and six months ended June 30, 2013. Interest expense and interest expense to affiliates totaled $45.1 million and $95.0 million for the three and six months ended June 30, 2013, respectively. We also recorded a provision for loan losses of $11.1 million for the six months ended June 30, 2013 primarily as a result of a review of our impaired, held for investment loan portfolio, which included a certain loan that was determined to be impaired during the period.

Other Income

Other income consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market, commodity prices and foreign currency exchange rates as of each period-end.

The table below details the components of net realized and unrealized gain on investments, which is included in other income, separated by financial instrument for the two months ended June 30, 2014 and one and four months ended April 30, 2014 (amounts in thousands):

	Successor Company			Predecessor Company
	For the two months ended June 30, 2014			For the one month ended April 30, 2014			For the four months ended April 30, 2014
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$25,861	$(4,716)	$21,145	$596	$430	$1,026	$10,586	$10,761	$21,347
Corporate debt securities	10,201	967	11,168	(849)	2,515	1,666	4,060	7,429	11,489
RMBS	622	(232)	390	1,502	7	1,509	14,889	(9,839)	5,050
Equity investments, at estimated fair value	(388)	22	(366)	9,766	131	9,897	12,406	11,991	24,397
Other(1)	13,311	41	13,352	14	—	14	10,340	—	10,340
Total	$49,607	$(3,918)	$45,689	$11,029	$3,083	$14,112	$52,281	$20,342	$72,623

(1)                                 Includes interests in joint ventures and partnerships.

The table below details the components of net realized and unrealized gain on investments, which is included in other income, separated by financial instrument for the three and six months ended June 30, 2013 (amounts in thousands):

	Predecessor Company
	For the three months ended June 30, 2013			For the six months ended June 30, 2013
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$1,856	$23,200	$25,056	$3,344	$78,588	$81,932
Corporate debt securities	(399)	1,605	1,206	5,861	5,487	11,348
RMBS	3,810	(3,246)	564	15,898	(8,890)	7,008
Equity investments, at estimated fair value	8,072	275	8,347	32,834	239	33,073
Other(1)	2,283	58	2,341	4,377	(196)	4,181
Total	$15,622	$21,892	$37,514	$62,314	$75,228	$137,542

(1)                                 Includes securities sold, not yet purchased and interests in joint ventures and partnerships.

As discussed above in “Executive Overview — Merger with KKR & Co.”, in connection with the Merger Transaction, the Successor Company accounts for all of its corporate loans and collateralized loan obligation secured notes at estimated fair value. Accordingly, as of the Effective Date, the Successor Company (i) recognizes net realized and unrealized gains and losses on debt and (ii) no longer records lower of cost or estimated fair value adjustments for corporate loans held for sale or impairment for securities available for-sale and private equity at cost.

Successor Company

For the two months ended June 30, 2014

Other income totaled $17.1 million for the two months ended June 30, 2014, primarily as a result of a $45.7 million net realized and unrealized gain on investments, which was largely driven by unrealized gains on our corporate loan portfolio and interests in joint ventures and partnerships. This gain was partially offset by a $25.4 million unrealized loss on collateralized loan obligation secured notes. As described above, as of the Effective Date, we elected the fair value option for our CLO liabilities and as such, record any change in estimated fair value on the condensed consolidated statements of operations.

Predecessor Company

For the one and four months ended April 30, 2014

Other income totaled $11.5 million and $76.0 million for the one and four months ended April 30, 2014, respectively. Net realized and unrealized gain on investments totaled $14.1 million for the one month ended April 30, 2014 primarily driven by unrealized gains on our equity investments, at estimated fair value. Net realized and unrealized gain on investments totaled $72.6 million for the four months ended April 30, 2014 primarily driven by unrealized and realized gains on our corporate loan portfolio and equity investments, at estimated fair value. In addition, during the four months ended April 30, 2014, a $5.0 million beneficial change in the lower of cost or estimated fair value adjustment for certain corporate loans held for sale was recorded. While the lower of cost or estimated fair value adjustment is impacted by activity held in the held for sale portfolio, including sales and transfers, fluctuations in the market value typically have the largest impact on the amount of adjustment. Refer to “Investment Portfolio” for the components comprising the lower of cost or estimated fair value adjustment.

For the three and six months ended June 30, 2013

Other income totaled $32.0 million and $125.9 million for the three and six months ended June 30, 2013, respectively. This was primarily from realized and unrealized gain on investments which totaled $37.5 million and $137.5 million for the three and six months ended June 30, 2013, respectively. The $37.5 million net realized and unrealized gain on investments for the three months ended June 30, 2013 was primarily driven by realized gains on our corporate loan portfolio due to the sale of one of our largest corporate loan positions during the period, in addition to $8.1 million of unrealized gains on our equity investments, at estimated fair value. The $137.5 million net realized and unrealized gain on investments for the six months ended June 30, 2013 was primarily driven by realized gains on our corporate loan portfolio due to the sale of certain of our corporate loan positions.

The above gains were partially offset by lower of cost or estimated fair value adjustments and impairment of securities available for-sale and private equity at cost during the three and six months ended June 30, 2013, which in aggregate totaled $10.5 million and $21.1 million, respectively.

Other Expenses

Successor Company

For the two months ended June 30, 2014

Other expenses totaled $12.8 million for the two months ended June 30, 2014 primarily due to related party management compensation, which includes base management fees and CLO management fees.

Predecessor Company

For the one and four months ended April 30, 2014

Other expenses totaled $7.3 million and $23.1 million for the one and four months ended April 30, 2014, respectively, primarily due to related party management compensation of $4.0 million and $15.8 million, respectively. Related party management compensation includes base management fees and CLO management fees. CLO management fees for CLO 2007-1, CLO 2007-A, CLO 2012-1 and CLO 2013-1were charged during the first four months of 2014, compared to only CLO 2005-1 during the same period in 2013, resulting in an increase in CLO management fees. However, partially offsetting this increase was a decrease in net base management fees primarily due to the Fee Credits received related to certain CLO management fees received by affiliates of our Manager. See “Consolidated Results” above for further discussion around the CLO management fee and base management fee offsets.

For the three and six months ended June 30, 2013

Other expenses totaled $15.0 million and $29.0 million for the three and six months ended June 30, 2013 primarily due to related party management compensation of $10.5 million and $20.3 million for the three and six months ended June 30, 2013, respectively. Related party management compensation includes base management fees and CLO management fees.

Other expenses also included $2.8 million and $5.5 million of other general and administrative expenses for the three and six months ended June 30, 2013, respectively.

Natural Resources Segment

The following table presents the net income components of our Natural Resources segment (amounts in thousands):

	Successor Company	Predecessor Company
	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Revenues
Oil and gas revenue:
Natural gas sales	$6,656	$2,935	$13,547	$9,439	$16,487
Oil sales	21,872	13,250	40,122	13,672	26,016
Natural gas liquids sales	2,496	1,407	6,211	3,367	6,994
Other	906	162	1,902	1,389	2,175
Total revenues	31,930	17,754	61,782	27,867	51,672
Investments costs and expenses
Oil and gas production costs:
Lease operating expenses	3,673	1,927	7,088	4,121	8,249
Workover expenses	482	192	811	512	1,549
Transportation and marketing expenses	1,821	1,008	4,415	3,065	4,334
Severance and ad valorem taxes	1,884	811	2,458	1,651	3,125
Total oil and gas production costs	7,860	3,938	14,772	9,349	17,257
Oil and gas depreciation, depletion and amortization	11,134	6,929	22,471	9,116	18,104
Interest expense:
Credit facilities	409	228	776	464	1,291
Convertible senior notes	—	—	—	—	244
Senior notes	362	160	641	443	858
Junior subordinated notes	214	81	325	226	438
Total interest expense	985	469	1,742	1,133	2,831
Other	78	3	(70)	(98)	777
Total investment costs and expenses	20,057	11,339	38,915	19,500	38,969
Other (loss) income
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Commodity swaps	(4,882)	(2,790)	(8,371)	7,006	2,006
Total net realized and unrealized (loss) gain on derivatives and foreign exchange:	(4,882)	(2,790)	(8,371)	7,006	2,006
Net realized and unrealized (loss) gain on investments(1)	(142)	1	1	—	—

	Successor Company	Predecessor Company
	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Other income	144	55	247	259	513
Total other (loss) income	(4,880)	(2,734)	(8,123)	7,265	2,519
Other expenses
Related party management compensation:
Base management fees	449	103	332	561	1,083
Total related party management compensation	449	103	332	561	1,083
Professional services	232	141	580	202	477
Insurance	14	—	56	78	117
Other general and administrative	698	235	665	(42)	752
Total other expenses	1,393	479	1,633	799	2,429
Income before income taxes	5,600	3,202	13,111	14,833	12,793
Income tax expense	—	—	—	—	—
Net income	$5,600	$3,202	$13,111	$14,833	$12,793

(1)                                 Represents components of total net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

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

Revenues

Successor Company

For the two months ended June 30, 2014

Revenues totaled $31.9 million for the two months ended June 30, 2014, which represented sales from oil and gas production on our working and overriding royalty interest properties. As of June 30, 2014, our working and overriding royalty interests had a carrying amount of $525.7 million.

Predecessor Company

For the one and four months ended April 30, 2014

Revenues totaled $17.8 million and $61.8 million for the one and four months ended April 30, 2014, respectively, which represented sales from oil and gas production on our working and overriding royalty interest properties.

For the three and six months ended June 30, 2013

Revenues totaled $27.9 million and $51.7 million for the three and six months ended June 30, 2013, respectively, which represented oil and gas production resulting from the acquisitions of producing oil and natural gas properties in 2012 as well as the drilling and completion of existing undeveloped working interest and overriding royalty interest property during 2013.

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

Successor Company

For the two months ended June 30, 2014

Investment costs and expenses totaled $20.1 million for the two months ended June 30, 2014. As described above, we continued development of our properties in 2014 and thus, the costs associated with operating and managing additional wells increased. DD&A totaled $11.1 million and oil and gas production costs totaled $7.9 million, of which $3.7 million was from lease operating expenses.

Predecessor Company

For the one and four months ended April 30, 2014

Investment costs and expenses totaled $11.3 million and $38.9 million for the one and four months ended April 30, 2014, respectively. As described above, we continued development of our properties in 2014 and thus, the costs associated with operating and managing additional wells increased. A majority of total investment costs and expenses is related to DD&A, which totaled $6.9 million and $22.5 million for the one and four months ended April 30, 2014, respectively, due to continued production and depletable costs that resulted from the drilling and completion of additional wells. Oil and gas production costs totaled $3.9 million and $14.8 million, of which $1.9 million and $7.1 million was from lease operating expenses for the one and four months ended April 30, 2014, respectively.

For the three and six months ended June 30, 2013

Investment costs and expenses totaled $19.5 million and $39.0 million for the three and six months ended June 30, 2013, respectively. We continued development of our properties in 2013 and thus, the costs associated with operating and managing additional wells increased. Oil and gas production costs totaled $9.3 million and $17.3 million for the three and six months ended June 30, 2013, respectively, of which a majority was from lease operating expenses and transportation and marketing expenses. DD&A totaled $9.1 million and $18.1 million for the three and six months ended June 30, 2013, respectively, due to production and depletable costs.

Other (Loss) Income

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

Successor Company

For the two months ended June 30, 2014

Other loss totaled $4.9 million for the two months ended June 30, 2014, primarily attributable to net realized and unrealized loss on our commodity swaps, of which $1.5 million was from derivative settlements and $3.4 million was from changes in market valuations on the derivatives.

Predecessor Company

For the one and four months ended April 30, 2014

Other loss totaled $2.7 million and $8.1 million for the one and four months ended April 30, 2014, respectively, primarily attributable to net realized and unrealized loss on our commodity swaps, which totaled $2.8 million and $8.4 million for the one and four months ended April 30, 2014, respectively. Of these $2.8 million and $8.4 million net realized and unrealized losses on commodity swaps, $0.6 million and $2.5 million was from derivative settlements with the remaining from changes in market valuations on the derivatives.

For the three and six months ended June 30, 2013

Other income totaled $7.3 million and $2.5 million for the three and six months ended June 30, 2013, respectively primarily attributable to net realized and unrealized gain on our commodity swaps, which totaled $7.0 million and $2.0 million for the three and six months ended June 30, 2013, respectively.

Other Expenses

Successor Company

For the two months ended June 30, 2014

Other expenses totaled $1.4 million for the two months ended June 30, 2014 and is comprised primarily of other general and administrative expenses and related party management compensation of $0.7 million and $0.4 million, respectively. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end.

Predecessor Company

For the one and four months ended April 30, 2014

Other expenses totaled $0.5 million and $1.6 million for the one and four months ended April 30, 2014, respectively, and is comprised primarily of general and administrative expenses and professional services. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. General and administrative expenses also include reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests.

For the three and six months ended June 30, 2013

Other expenses totaled $0.8 million and $2.4 million for the three and six months ended June 30, 2013, respectively, and is comprised primarily of related party management compensation for the three months ended June 30, 2013 and related party management compensation, general and administrative expenses and professional services for the six months ended June 30, 2013. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. General and administrative expenses also include reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests. Other general and administrative expenses for the three months ended June 30, 2013 included a reversal of certain accrued expenses based on actual amounts.

Other Segment

The following table presents the net income components of our Other segment (amounts in thousands):

	Successor Company	Predecessor Company
	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Revenues
Dividend income	$72	$21,205	$21,205	$—	$1,496
Total revenues	72	21,205	21,205	—	1,496
Investment costs and expenses
Interest expense:
Credit facilities	—	16	29	5	8
Convertible senior notes	—	—	—	—	50
Senior notes	119	58	262	161	246
Junior subordinated notes	71	30	134	82	125
Other interest expense	7	—	—	—	—
Total interest expense	197	104	425	248	429
Total investment costs and expenses	197	104	425	248	429
Other income (loss)
Net realized and unrealized gain on derivatives and foreign exchange:
Foreign exchange(1)	101	245	128	—	—
Total realized and unrealized gain on derivatives and foreign exchange	101	245	128	—	—
Net realized and unrealized gain (loss) on investments(2)	8,553	(25,547)	(11,717)	(1,988)	3,321
Total other income (loss)	8,654	(25,302)	(11,589)	(1,988)	3,321
Other expenses
Related party management compensation:
Base management fees	148	38	135	204	311
Total related party management compensation	148	38	135	204	311
Professional services	35	52	95	40	57
Total other expenses	183	90	230	244	368
Income (loss) before income taxes	8,346	(4,291)	8,961	(2,480)	4,020
Income tax expense	4	16	16	4	5
Net income (loss)	$8,342	$(4,307)	$8,945	$(2,484)	$4,015

(1)         Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)         Represents components of total net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Revenues

Our commercial real estate assets are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets.

Successor Company

For the two months ended June 30, 2014

Revenues totaled $0.1 million for the two months ended June 30, 2014. As of June 30, 2014, our commercial real estate assets had a carrying value of $204.3 million.

Predecessor Company

For the one and four months ended April 30, 2014

Revenues totaled $21.2 million for both the one and four months ended April 30, 2014, largely driven by dividend payments from certain of our commercial real estate investments. We began acquiring commercial real estate assets during the second quarter of 2012 and as of April 30, 2014, our commercial real estate assets had a carrying value of $194.0 million. Consistent with the fact that these investments require development before meaningful revenues can be expected, $19.2 million of the total $21.2 million dividend income was received from our first commercial real estate investment.

For the three and six months ended June 30, 2013

Revenues totaled zero and $1.5 million for the three and six months ended June 30, 2013, respectively. The $1.5 million represented a dividend payment related to one of our commercial real estate investments. As of June 30, 2013, our commercial real estate assets had a carrying value of $147.7 million.

Investment Costs and Expenses

Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

Successor Company

For the two months ended June 30, 2014

Investment costs and expenses totaled $0.2 million for the two months ended June 30, 2014 and represented allocated interest expense. As a result of incremental commercial real estate asset acquisitions made in 2014, the investment portfolio balance and amounts allocated for costs and expenses have increased. As of June 30, 2014, our commercial real estate assets had a carrying value of $204.3 million.

Predecessor Company

For the one and four months ended April 30, 2014

Investment costs and expenses totaled $0.1 million and $0.4 million for the one and four months ended April 30, 2014, respectively, and represented allocated interest expense. As a result of incremental commercial real estate asset acquisitions made in 2014, the investment portfolio balance and amounts allocated for costs and expenses have increased. As of April 30, 2014, our commercial real estate assets had a carrying value of $194.0 million.

For the three and six months ended June 30, 2013

Investment costs and expenses totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively, and represented allocated interest expense. We began acquiring commercial real estate assets during the second quarter of 2012 and as of June 30, 2013, our commercial real estate assets had a carrying value of $147.7 million.

Other Income (Loss)

Our commercial real estate holdings are carried at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Successor Company

For the two months ended June 30, 2014

Other income totaled $8.7 million for the two months ended June 30, 2014 and primarily represented unrealized gains on our commercial real estate holdings.

Predecessor Company

For the one and four months ended April 30, 2014

Other loss totaled $25.3 million and $11.6 million for the one and four months ended April 30, 2014, respectively, and primarily represented net realized and unrealized losses on our commercial real estate holdings.

For the three and six months ended June 30, 2013

Other loss totaled $2.0 million for the three months ended June 30, 2013 and other income totaled $3.3 million for the six months ended June 30, 2013 which represented net unrealized (losses) gains on our commercial real estate holdings as of period-end.

Other Expenses

Successor Company

Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, but are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

For the two months ended June 30, 2014

Other expenses totaled $0.2 million for the two months ended June 30, 2014 and is primarily comprised of allocable net base management fees expense. As described above, as a result of incremental commercial real estate asset acquisitions made in 2014, the investment portfolio balance and amounts allocated for costs and expenses have increased. As of June 30, 2014, our commercial real estate assets had a carrying value of $204.3 million.

Predecessor Company

For the one and four months ended April 30, 2014

Other expenses totaled less than $0.1 million and $0.2 million for the one and four months ended April 30, 2014, respectively, and is comprised of allocable net base management fees expense and professional services. As described above, as a result of incremental commercial real estate asset acquisitions made in 2014, the investment portfolio balance and amounts allocated for costs and expenses have increased. As of April 30, 2014, our commercial real estate assets had a carrying value of $194.0 million.

For the three and six months ended June 30, 2013

Other expenses totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2013, respectively, and is primarily comprised of allocable net base management fees expense. We began acquiring commercial real estate assets during the second quarter of 2012 and as of June 30, 2013, our commercial real estate assets had a carrying value of $147.7 million.

Income Tax Provision

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state and foreign taxes. Holders of our common shares are required to take into account their allocable share of each item of our income, gain, loss, deduction and credit allocated to such class of shares for our taxable year end ending within or with their taxable year. Holders of our preferred shares will be allocated a share of our gross ordinary income for our taxable year ending within or with their taxable year.  Holders of our preferred shares will not be allocated any gains or losses from the sale of our assets.

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

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the two months ended June 30, 2014 and one and four months ended April 30, 2014 was recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders.

CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state and foreign income tax expense related to the 2014 tax year. For the two months ended June 30, 2014, we recorded less than $0.1 million of state and foreign tax expense, and for the one and four months ended April 30, 2014, we recorded $0.1 million and $0.2 million of state and foreign tax expense, respectively. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

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

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $6.5 billion as of June 30, 2014 and $6.9 billion as of December 31, 2013. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

As of the Effective Date, we account for all of our corporate loans at estimated fair value. Prior to the Effective Date, loans that were not deemed to be held for sale were carried at amortized cost net of allowance for loan losses on our condensed consolidated balance sheets. Loans that were classified as held for sale were carried at the lower of net amortized cost or estimated fair value on our condensed consolidated balance sheets. We also had certain loans that we elected to carry at estimated fair value.

The following table summarizes our corporate loans portfolio stratified by type as of June 30, 2014 and December 31, 2013:

Corporate Loans

(Amounts in thousands)

	Successor Company			Predecessor Company
	June 30, 2014			December 31, 2013(1)
	Par	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,321,950	$6,121,113	$6,142,877	$6,374,004	$6,212,663	$6,212,663	$6,128,193
Second lien	26,522	20,729	23,755	361,520	349,523	349,523	316,783
Subordinated	150,640	125,837	126,908	156,250	130,434	130,434	125,423
Subtotal	6,499,112	6,267,679	6,293,540	6,891,774	6,692,620	6,692,620	6,570,399
Lower of cost or fair value adjustment	—	—	—	—	(15,920)	—	—
Allowance for loan losses	—	—	—	—	(224,999)	—	—
Unrealized gains	—	—	—	—	15,019	—	—
Total	$6,499,112	$6,267,679	$6,293,540	$6,891,774	$6,466,720	$6,692,620	$6,570,399

(1)         Includes loans held for sale and loans carried at estimated fair value.

As of June 30, 2014, $6.3 billion par amount, or 97.6%, of our corporate loan portfolio was floating rate and $156.4 million par amount, or 2.4%, was fixed rate. In addition, as of June 30, 2014, $245.6 million par amount, or 3.8%, of our corporate loan portfolio was denominated in foreign currencies, of which 77.0% was denominated in Euros. As of December 31, 2013, $6.7 billion par amount, or 97.8%, of our corporate loan portfolio was floating rate and $148.9 million par amount, or 2.2%, was fixed rate. In addition, as of December 31, 2013, $291.0 million par amount, or 4.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 74.0% was denominated in Euros.

As of June 30, 2014, our fixed rate corporate loans had a weighted average coupon of 13.6% and a weighted average years to maturity of 4.4 years, as compared to 11.2% and 5.1 years, respectively, as of December 31, 2013. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.5% as of June 30, 2014 and 4.8% as of December 31, 2013, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.7% as of June 30, 2014 and 3.9% as of December 31, 2013. The weighted average years to maturity of our floating rate corporate loans was 4.1 years as of both June 30, 2014 and December 31, 2013.

Non-Accrual Loans

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

Under the Predecessor Company, we held certain corporate loans designated as being non-accrual, impaired and/or in default. Non-accrual loans consisted of (i) corporate loans held for investment, including impaired loans, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value. Any of these three classifications may have included those loans modified in a troubled debt restructuring (“TDR”), which were typically designated as being non-accrual (see “Troubled Debt Restructurings” section below).

The following table summarizes our recorded investment in non-accrual loans as of December 31, 2013 (amounts in thousands):

Predecessor Company
December 31, 2013
Loans held for investment	$554,442
Loans held for sale	44,823
Loans at estimated fair value	24,883
Total non-accrual loans	$624,148

As of June 30, 2014, we held a total par value and estimated fair value of $505.2 million and $373.3 million, respectively, of non-accrual loans carried at estimated fair value.

During the one and four months ended April 30, 2014, we recognized $1.1 million and $5.3 million, respectively, of interest income from cash receipts for loans on non-accrual status. Comparatively, during the three and six months ended June 30, 2013, we recognized $7.4 million and $15.4 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

As discussed in “Executive Overview — Merger with KKR & Co.”, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need to assess loans for impairment. Accordingly, disclosures related to impaired loans pertain to the Predecessor Company. Prior to the Effective Date, impaired loans consisted of loans held for investment where we had determined that it was probable that we would not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not have been in default at the time a loan was designated as being impaired and all impaired loans were placed on non-accrual status. The recorded investment of impaired loans totaled $554.4 million as of December 31, 2013.

Defaulted Loans

Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of the Effective Date, the balance of defaulted loans may be comprised of corporate loans carried at estimated fair value. Prior to the Effective Date, the balance of defaulted loans may have been comprised of loans held for investment, loans held for sale and loans at estimated fair value. Loans that were held for sale were carried at the lower of amortized cost or estimated fair value and, accordingly, no allowance for loan losses was maintained for such loans. In contrast, loans that were specifically identified as being impaired had a specific allocated reserve that represented the excess of the loan’s amortized cost amount over its estimated fair value. Since defaulted loans may have primarily consisted of loans classified as held for sale and impaired loans consisted of only loans held for investment, fluctuations in the balances of defaulted loans did not necessarily correspond to fluctuations in impaired loans.

Under the Successor Company, as of June 30, 2014, we held four corporate loans that were in default with a total estimated fair value of $329.0 million from two issuers. Under the Predecessor Company, as of December 31, 2013, we held six corporate loans that were in default with a total amortized cost of $215.7 million from two issuers. Of the $215.7 million total amortized cost, $203.7 million were included in the loans that comprised the allocated component of our allowance for loan losses and $12.0 million were included in loans carried at estimated fair value.

Troubled Debt Restructurings

As discussed above, in connection with the Merger Transaction, we account for all of our corporate loans at estimated fair value as of the Effective Date. Accordingly, required disclosure related to TDRs pertains to the Predecessor Company. The recorded investment balance of TDRs at December 31, 2013 totaled $55.4 million, related to three issuers. Loans whose terms had been modified in a TDR were considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and were typically placed on non-accrual status, but could have been moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms was expected and the borrower had demonstrated a sustained period of repayment performance, typically six months. As of December 31, 2013, $55.4 million of TDRs were included in non-accrual loans (see “Non-Accrual Loans” section above). As of December 31, 2013, the allowance for loan losses included specific reserves of $22.1 million related to TDRs.

The following table presents the aggregate recorded investment of loans whose terms have been modified in a TDR during the one and four months ended April 30, 2014 (dollar amounts in thousands):

	One month ended April 30, 2014			Four months ended April 30, 2014
	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	—	$—	$—	1	$154,075	$—
Loans at estimated fair value	—	—	—	2	41,347	24,571
Total		$—	$—		$195,422	$24,571

(1)                                 Recorded investment is defined as amortized cost plus accrued interest.

(2)                                 Excludes equity securities received from the loans held for investment and/or loans at estimated fair value TDRs with an estimated fair value of $92.0 million and $12.3 million, from the two issuers, respectively.

The following table presents the aggregate recorded investment of loans whose terms have been modified in a TDR during the three and six months ended June 30, 2013 (dollar amounts in thousands):

	Three months ended June 30, 2013			Six months ended June 30, 2013
	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	—	$—	$—	2	$68,358	$39,430
Loans held for sale	—	—	—	—	—	—
Loans at estimated fair value	—	—	—	1	1,670	1,229
Total		$—	$—		$70,028	$40,659

(1)           Recorded investment is defined as amortized cost plus accrued interest.

(2)           Excludes equity securities received from the loans held for investment TDRs with an estimated fair value of $2.1 million.

During the four months ended April 30, 2014, we modified an aggregate recorded investment of $195.4 million related to two issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) a combination of equity carried at estimated fair value and cash, or (ii) a combination of equity and loans carried at estimated fair value with extended maturities ranging from an additional three to five-year period and a higher spread of 4.0%. Prior to the restructurings, one of the TDRs described above was already identified as impaired and had specific allocated reserves, while the other two were loans carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets plus cash received was charged-off against the allowance for loan losses. The TDRs resulted in $1.1 million of charge-offs, or 76% of the total $1.5 million of charge-offs recorded during the four months ended April 30, 2014.

During the six months ended June 30, 2013, we modified an aggregate recorded investment of $70.0 million related to three issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%. Prior to the restructurings, two of the TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge-offs, or 86% of the total $31.3 million of charge-offs recorded during the six months ended June 30, 2013.

As of April 30, 2014, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR.

As of April 30, 2014, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

During the one and four months ended April 30, 2014, we modified $135.2 million and $1.1 billion amortized cost of corporate loans, respectively, that did not qualify as TDRs. During the three and six months ended June 30, 2013, we modified $773.5 million and $1.8 billion amortized cost of corporate loans, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance for Loan Losses

As discussed in “Executive Overview — Merger with KKR & Co.”, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for an allowance for loan losses. Accordingly, disclosure related to allowance for loan losses pertains to the Predecessor Company.

The following table summarizes the changes in the allowance for loan losses for our corporate loan portfolio (amounts in thousands):

	Predecessor Company
	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$223,541	$224,999	$206,227	$223,472
Provision for loan losses	—	—	—	11,068
Charge-offs	—	(1,458)	(2,972)	(31,285)
Ending balance	$223,541	$223,541	$203,255	$203,255

As of December 31, 2013, we had an allowance for loan loss of $225.0 million. As described under “Critical Accounting Policies”, our allowance for loan losses represented our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involved a high degree of management judgment and was based upon a comprehensive review of our loan portfolio that was performed on a quarterly basis. Our allowance for loan losses consisted of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertained to specific loans that we had determined were impaired. We determined a loan was impaired when we estimated that it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we performed a comprehensive review of our entire loan portfolio and identified certain loans that we had determined were impaired. Once a loan was identified as being impaired we placed the loan on non-accrual status, unless the loan was already on non-accrual status, and recorded a reserve that reflected our best estimate of the loss that we expected to recognize from the loan. The expected loss was estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan’s estimated fair value.

The unallocated component of our allowance for loan losses represented our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss related to was indeterminable. We estimated the unallocated component of our allowance for loan losses through a comprehensive quarterly review of our loan portfolio and identified certain loans that demonstrated possible indicators of impairment, including internally assigned credit quality indicators. This assessment excluded all loans that were determined to be impaired and as a result, an allocated reserve had been recorded as described in the preceding paragraph. Such indicators included, but were not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may have impacted the issuer, and the observable trading price of the loan if available. All loans were first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer’s capital structure. The seniority classifications assigned to loans were senior secured, second lien and subordinate. Senior secured consisted of loans that were the most senior debt in an issuer’s capital structure and therefore had a lower estimated loss severity than other debt that was subordinate to the senior secured loan. Senior secured loans often had a first lien on some or all of the issuer’s assets. Second lien consisted of loans that were secured by a second lien interest on some or all of the issuer’s assets; however, the loan was subordinate to the first lien debt in the issuer’s capital structure. Subordinate consisted of loans that were generally unsecured and subordinate to other debt in the issuer’s capital structure.

There were three internally assigned risk grades that were applied to loans that had not been identified as being impaired: high, moderate and low. High risk meant that there was evidence of possible loss due to the financial or operating performance and liquidity of the issuer, industry or economic concerns specific to the issuer, or other factors that indicated that the breach of a covenant contained in the related loan agreement was possible. Moderate risk meant that while there was no observable evidence of possible loss, there were issuer- and/or industry-specific trends that indicated a loss may have occurred. Low risk meant that while there was no identified evidence of loss, there was the risk of loss inherent in the loan that had not been identified. All loans held for investment, with the exception of loans that had been identified as impaired, were assigned a risk grade of high, moderate or low.

We applied a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base our estimate of probable losses that resulted in the determination of the unallocated component of our allowance for loan losses.

As of December 31, 2013, the allocated component of our allowance for loan losses totaled $142.7 million and related to investments in certain loans issued by four issuers with an aggregate par amount of $594.4 million and an aggregate recorded investment of $554.4 million.

The unallocated component of our allowance for loan losses totaled $82.3 million as of December 31, 2013. As discussed above, we estimated the unallocated reserve by first categorizing our corporate loans held for investment portfolio based on their assigned risk grade and then based on the seniority of the loan in the issuer’s capital structure. Of the three internally assigned risk grades, as of December 31, 2013, loans classified as high risk primarily consisted of Modular Space Corporation, which paid off at par its outstanding second lien term loan facility on February 25, 2014.

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

During the one and four months ended April 30, 2014, we recorded charge-offs totaling zero and $1.5 million comprised primarily of loans modified in TDRs, respectively. During the three and six months ended June 30, 2013, we recorded charge-offs totaling $3.0 million comprised of loans transferred to loans held for sale and $31.3 million comprised primarily of loans modified in TDRs, respectively.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As discussed in “Executive Overview — Merger with KKR & Co.”, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for the bifurcation between corporate loans held for investment and loans held for sale. Accordingly, related disclosures pertain to the Predecessor Company.

The following table summarizes the changes in our loans held for sale balance for the one month and four months ended April 30, 2014 and three and six months ended June 30, 2013 (amounts in thousands):

	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Loans Held for Sale:
Beginning balance	$510,687	$279,748	$107,395	$128,289
Transfers in	110,693	348,808	55,415	76,803
Transfers out	—	—	—	—
Sales, paydowns, restructurings and other	(71,920)	(87,447)	(41,370)	(78,904)
Lower of cost or estimated fair value adjustment(1)	(3,313)	5,038	(3,902)	(8,650)
Net carrying value	$546,147	$546,147	$117,538	$117,538

(1)         Represents the recorded net adjustment to earnings for the respective period.

As of December 31, 2013, we had $279.7 million of loans held for sale. During the one and four months ended April 30, 2014, we transferred $110.7 million and $348.8 million amortized cost amount of loans from held for investment to held for sale, respectively. During the three and six months ended June 30, 2013, we transferred $55.4 million and $76.8 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and the determination by us to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. During the one and four months ended April 30, 2014 and the three and six months ended June 30, 2013, we did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio (amounts in thousands):

	Predecessor Company
	For the one month ended April 30, 2014	For the four months ended April 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Lower of cost or estimated fair value:
Beginning balance	$(7,526)	$(15,920)	$(18,795)	$(14,047)
Sale and paydown of loans held for sale	—	43	628	628
Transfer of loans to held for investment	—	—	—	—
Declines in estimated fair value	(4,395)	(4,453)	(5,183)	(12,665)
Recoveries in estimated fair value	1,082	9,491	1,281	4,015
Ending balance	$(10,839)	$(10,839)	$(22,069)	$(22,069)

We recorded a $3.3 million net charge to earnings for the lower of cost or estimated fair value adjustment for the one month ended April 30, 2014 and a $5.0 million reduction to the lower of cost or estimated fair value adjustment for the four months ended April 30, 2014 for certain loans held for sale, which had a carrying value of $546.1 million as of April 30, 2014. We recorded a $3.9 million and $8.7 million net charge to earnings for the three and six months ended June 30, 2013, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $117.5 million as of June 30, 2013.

Concentration Risk

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2014 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 42% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, U.S. Foods Inc. and First Data Corp., which combined represented $768.7 million or approximately 12% of the aggregate estimated fair value of our corporate loans. As of December 31, 2013 under the Predecessor Company, approximately 46% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.2 million or approximately 14% of the aggregate amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $523.5 million and $524.3 million as of June 30, 2014 and December 31, 2013, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets.

In connection with the Merger Transaction and as of the Effective Date, we account for all of our securities, including RMBS, at estimated fair value. Prior to the Effective Date, we accounted for securities based on the following categories: (i) securities available-for-sale, which were carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss; (ii) other securities, at estimated fair value, with unrealized gains and losses recorded in the condensed consolidated statements of operations; and (iii) RMBS, at estimated fair value, with unrealized gains and losses recorded in the condensed consolidated statements of operations.

The following table summarizes our corporate debt securities portfolio stratified by type as of June 30, 2014 and December 31, 2013:

Corporate Debt Securities

(Amounts in thousands)

	Successor Company			Predecessor Company
	June 30, 2014			December 31, 2013(1)
	Par	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$127,471	$115,780	$116,162	$183,856	$166,409	$157,637	$166,409
Senior unsecured	276,894	274,516	282,835	241,381	241,368	215,875	241,368
Subordinated	119,104	110,332	111,832	99,105	89,531	89,231	89,531
Total	$523,469	$500,628	$510,829	$524,342	$497,308	$462,743	$497,308

(1)         In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the condensed consolidated statements of operations.

As of June 30, 2014, $460.3 million, or 87.9%, of our corporate debt securities portfolio was fixed rate and $63.1 million, or 12.1%, was floating rate. In addition, as of June 30, 2014, $23.7 million par amount, or 4.5%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 83.2% was denominated in Euros. As of December 31, 2013, $461.3 million, or 88.0%, of our corporate debt securities portfolio was fixed rate and $63.1 million, or 12.0%, was floating rate. In addition, as of December 31, 2013, $26.5 million par amount, or 5.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 85.2% was denominated in Euros.

As of June 30, 2014, our fixed rate corporate debt securities had a weighted average coupon of 8.1% and a weighted average years to maturity of 5.0 years, as compared to 7.9% and 5.6 years, respectively, as of December 31, 2013. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 4.3% as of both June 30, 2014 and December 31, 2013, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 4.1% as of both June 30, 2014 and December 31, 2013, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 7.4 years and 7.6 years as of June 30, 2014 and December 31, 2013, respectively.

Impaired Securities

During the one and four months ended April 30, 2014, we recognized losses totaling $1.5 million and $4.4 million, respectively, compared to $6.6 million and $12.5 million for the three and six months ended June 30, 2013, respectively, for securities available-for-sale that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

Defaulted Securities

Under the Successor Company, as of June 30, 2014, we had a corporate debt security from one issuer in default with an estimated fair value of $13.2 million, which was on non-accrual status. Under the Predecessor Company, as of December 31, 2013, we had a corporate debt security from one issuer in default with an estimated fair value of $25.4 million, which was on non-accrual status.

Concentration Risk

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2014 under the Successor Company, approximately 68% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by JC Penney Corp. Inc., LCI Helicopters Limited and Avaya Inc., which combined represented $162.1 million, or approximately 32% of the estimated fair value of our corporate debt securities. As of December 31, 2013 under the Predecessor Company, approximately 55% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, JC Penney Corp. Inc. and NXP Semiconductor NV, which combined represented $104.5 million, or approximately 21% of the estimated fair value of our corporate debt securities.

Other Holdings

Our other holdings primarily consist of working and royalty interests, marketable and private equity investments, as well as interests in joint ventures and partnerships.

Natural Resources Holdings

Working Interests

Our natural resources holdings include non-operated working interests in producing oil and natural gas fields located in Louisiana, Mississippi and Texas. As of June 30, 2014 and December 31, 2013, the working interests had a net carrying value of $399.9 million and $359.1 million, respectively, excluding $57.5 million and $50.4 million, respectively, from two assets classified as interests in joint ventures and partnerships on the condensed consolidated balance sheets. These interests are in proved developed, proved undeveloped and unproved properties, with the majority of our proved reserve volumes as natural gas, followed by NGLs and then oil. The acquisition and development of certain working interests was partially financed with borrowings through our five-year nonrecourse, asset-based revolving credit facility, maturing on November 5, 2015 (the “2015 Natural Resources Facility”), which had $55.7 million and $50.3 million outstanding as of June 30, 2014 and December 31, 2013, respectively. In addition, we had borrowings through a five-year non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), which had $27.6 million and zero outstanding as of June 30, 2014 and December 31, 2013, respectively.

Royalty Interests

In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties. We had approximately 420 and 359 gross productive wells as of June 30, 2014 and December 31, 2013, respectively, in which we own an overriding royalty interest only, and the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of June 30, 2014 and December 31, 2013, had net carrying values of $125.8 million and $41.3 million, respectively.

Equity Holdings

Equity investments carried at estimated fair value primarily consist of private equity investments. As of June 30, 2014, our equity investments carried at estimated fair value had an aggregate cost amount of $278.9 million and an estimated fair value of $278.5 million. Comparatively, as of December 31, 2013, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $4.5 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $160.6 million and an estimated fair value of $181.2 million.

Interests in Joint Ventures and Partnerships Holdings

As of June 30, 2014, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate cost amount of $512.4 million and estimated fair value of $534.0 million. As of December 31, 2013, our interests in joint ventures and partnerships had an aggregate cost amount of $406.5 million and estimated fair value of $436.2 million.

Shareholders’ Equity

As discussed in “Executive Overview — Merger with KKR & Co.”, in connection with the Merger Transaction, purchase accounting required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss be recognized within the shareholders’ equity section of our condensed consolidated financial statements. In addition, as of the Effective Date, we discontinued hedge accounting for our cash flow hedges and elected the fair value option of accounting for our securities available-for-sale, both of which resulted in any changes in estimated fair value to be recorded in the condensed consolidated statements of operations, rather than accumulated other comprehensive loss.

On June 27, 2014, our board of directors approved a reverse stock split whereby the number of our issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by our Parent.

Our shareholders’ equity at June 30, 2014 and December 31, 2013 totaled $2.8 billion and $2.5 billion, respectively. Included in our shareholders’ equity as of December 31, 2013, is accumulated other comprehensive loss totaling $15.7 million.

Under the Predecessor Company, our average common shareholders’ equity and return on average common shareholders’ equity for the one and four months ended April 30, 2014 was $2.2 billion and (1.2)% and $2.2 billion and 13.8%, respectively. Comparatively, our average common shareholders’ equity and return on average common shareholders’ equity for the three and six months ended June 30, 2013 was $2.1 billion and 15.1% and $2.1 billion and 16.7%, respectively. Return on average common shareholders’ equity is defined as net income available to common shareholders divided by weighted average common shareholders’ equity.

Our book value per common share as of December 31, 2013 was $10.58 and was computed based on 204,824,159 common shares issued and outstanding as of December 31, 2013.

Distributions and Contributions

On June 27, 2014 and July 31, 2014, our board of directors approved the distribution of certain of our private equity and natural resources assets and cash, with an aggregate value of $294.6 million, to the Parent as the sole holder of our common shares. These distributions will have been completed during the third quarter of 2014. The 2018 Natural Resources Facility, which was used to partially finance these natural resources assets, was terminated with all amounts outstanding repaid as of July 1, 2014.

Also, on June 27, 2014 and July 31, 2014, our board of directors approved the receipt by us of contributions from our Parent of cash, CLO subordinated notes controlled by a third-party and specialty lending assets, with an aggregate value of $294.6 million. These contributions will have been completed during the third quarter of 2014.

Preferred Shareholders

On June 27, 2014, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on July 15, 2014 to preferred shareholders as of the close of business on July 8, 2014.

On March 25, 2014, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on April 15, 2014 to preferred shareholders as of the close of business on April 8, 2014.

Common Shareholders

Common shareholders of the Predecessor Company received a quarterly distribution in respect of the KKR & Co. common units that such holders received in connection with the merger to the extent they held those shares through May 9, 2014, which was the record date for the KKR & Co. distribution. The distribution was in an amount equal to $0.43 per KKR & Co. common unit and was paid on May 23, 2014 to unitholders.

On January 30, 2014, our board of directors declared a cash distribution for the quarter ended December 31, 2013 of $0.22 per share to common shareholders of record on February 13, 2014. The distribution was paid on February 27, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of June 30, 2014, we had unrestricted cash and cash equivalents totaling $197.9 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (“OC Test”) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, as of June 30, 2014, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (“IC”) tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

Sources of Funds

Cash Flow CLO Transactions

As of June 30, 2014, we had nine Cash Flow CLO transactions outstanding. In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

During the two months ended June 30, 2014, we issued $15.0 million par amount of CLO 2006-1 Class E notes for proceeds of $15.0 million and $37.5 million par amount of CLO 2007-1 Class E notes for proceeds of $37.6 million.

During the one month ended April 30, 2014, we issued $61.1 million par amount of CLO 2007-A class D and E notes for proceeds of $61.3 million. In addition, during the same period, we issued $72.0 million par amount of CLO 2005-1 class D through F notes for proceeds of $71.5 million.

During the first quarter of 2014, we issued $21.9 million par amount of CLO 2007-1 class E notes for proceeds of $21.9 million. In addition, during the first quarter of 2014, we issued $29.8 million par amount of CLO 2007-A class G notes for proceeds of $30.2 million and $29.8 million par amount of CLO 2007-A class H notes for proceeds of $30.1 million.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of June 30, 2014, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 are no longer in their reinvestment periods as of June 30, 2014. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. During the two months ended June 30, 2014, $196.9 million of original CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. During the one and four months ended April 30, 2014, $128.2 million and $182.6 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. Comparatively, during the three and six months ended June 30, 2013, an aggregate $360.2 million and $506.3 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2012-1, CLO 2013-1 and CLO 2013-2 will end their reinvestment periods during December 2016, July 2017 and January 2018, respectively. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the two months ended June 30, 2014, zero original CLO 2011-1 senior notes were repaid, while during both the one and four months ended April 30, 2014, $39.4 million of original CLO 2011-1 senior notes were repaid. Comparatively, during the three and six months ended June 30, 2013, $24.0 million and $45.5 million, respectively, of original CLO 2011-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends. In addition, pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of the respective non-call periods.

Credit Facilities

Senior Secured Credit Facility

On November 30, 2012, we entered into the $150.0 million 2015 Facility. We have the right to prepay loans under the 2015 Facility in whole or in part at any time. Loans under the 2015 Facility bear interest at a rate equal to, at our option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. As of December 31, 2013, we had $75.0 million of borrowings outstanding under the 2015 Facility. On the date of the Merger Transaction, we terminated the 2015 Facility, which had no borrowings outstanding as of April 30, 2014.

Asset-Based Borrowing Facilities

On May 20, 2014, our 2015 Natural Resources Facility was adjusted and reduced to $75.0 million, which is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base is subject to certain caps and concentration limits customary for financings of this type. We have the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. As of June 30, 2014 and December 31, 2013, we had $55.7 million and $50.3 million, respectively, of borrowings outstanding under the 2015 Natural Resources Facility.

On February 27, 2013, we entered into the 2018 Natural Resources Facility, that is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On May 15, 2014, the 2018 Natural Resources Facility was adjusted and increased to $68.5 million. We have the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bear interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. As of June 30, 2014 and December 31, 2013, we had $27.6 million and zero, respectively, of borrowings outstanding under the 2018 Natural Resources Facility. On July 1, 2014, the 2018 Natural Resources Facility was terminated, with all amounts outstanding repaid as of July 1, 2014.

All of our credit facilities contain customary covenants. As of both June 30, 2014 and December 31, 2013, we believe we were in compliance with the covenant requirements for our credit facilities.

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

Off-Balance Sheet Commitments

We commit to purchase corporate loans in the secondary market, and as such, we bear the risks and benefits of changes in the fair value from the trade date forward. As of December 31, 2013, we had committed to purchase corporate loans with an aggregate par amount totaling $62.7 million. As described above in “Executive Overview — Merger with KKR & Co.”, as of the Effective Date, we account for all corporate loans on trade date. As such, as of June 30, 2014, all corporate loans were included in the condensed consolidated balance sheets. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of June 30, 2014 and December 31, 2013, we had unfunded financing commitments totaling $14.2 million and $17.4 million, respectively.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to total approximately $181.2 million as of June 30, 2014, whereby approximately 59% was related to our credit segment and 41% was related to our other segment. Comparatively, we estimated these future contributions to total approximately $325.5 million as of December 31, 2013, whereby approximately 60% was related to our credit segment, 24% was related to our other segment and 16% was related to our natural resources segment.

As of June 30, 2014 and December 31, 2013, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $331.5 million and $231.7 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. As of both June 30, 2014 and December 31, 2013, we also had financial guarantees related to our natural resources investments totaling $17.9 million.

PARTNERSHIP TAX MATTERS

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. In addition, certain of our investments, including investments in foreign corporate subsidiaries, CLO issuers (which are treated as partnerships, disregarded entities or foreign corporations for United States federal income tax purposes), partnerships generally and debt securities, may produce taxable income without corresponding distributions of cash to us or may produce taxable income prior to or following the receipt of cash relating to such income. In addition, we have recognized and may recognize in the future cancellation of indebtedness income upon the retirement of our debt at a discount. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of our gross ordinary income. If the amount of cash distributed to our Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our shares may recognize taxable income in excess of our cash distributions.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its shares would be treated for United States federal income tax purposes as effectively connected income (unless the gain is attributable to a class of our shares that is regularly traded on a securities market and the non-United States person owns 5% or less of the shares of that class). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the second quarter of 2014. As a result, although the Treasury regulations are not entirely clear, our shares could be treated as United States real property interests (other than a class of shares that is regularly traded on a securities market where the non-United States person owns 5% or less of the shares of that class). Moreover, it is possible that the IRS could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of June 30, 2014, $243.8 million estimated fair value, or 3.6%, of our corporate debt portfolio was denominated in foreign currencies, of which 83.4% was denominated in Euros. In addition, as of June 30, 2014, $151.1 million estimated fair value, or 18.5%, of interests in joint ventures and partnerships and other assets, which includes our equity investments at estimated fair value, was denominated in foreign currencies, of which 30.9% was denominated in Euros, 30.8% was denominated in the British pound sterling and 13.8% was denominated in Canadian dollars.

Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of June 30, 2014, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $170.5 million, all of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of June 30, 2014, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(18,441)
Increase of 2.0%	$(754)
Increase of 3.0%	$16,932
Increase of 4.0%	$34,619
Increase of 5.0%	$52,305

As of June 30, 2014, approximately 68.2% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.1%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 2% and 3% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of June 30, 2014, we had interest rate swaps with a contractual notional amount of $458.8 million, of which $333.8 million was related to two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held as of June 30, 2014 (amounts in thousands):

	As of June 30, 2014
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$458,833	$(48,517)
Commodity swaps	—	(7,714)
Foreign exchange forward contracts	(300,370)	(23,273)
Foreign exchange options	129,900	7,056
Common stock warrants	—	1,077
Total rate of return swaps	—	(158)
Options	—	6,175
Total		$(65,354)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of June 30, 2014 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$(2,731)	$—	$(8,026)	$(37,760)	$(48,517)
Commodity swaps	(7,455)	(259)	—	—	(7,714)
Foreign exchange forward contracts	(15,161)	(6,238)	(1,874)	—	(23,273)
Foreign exchange options	7,056	—	—	—	7,056
Total rate of return swaps	(158)	—	—	—	(158)
Total	$(18,449)	$(6,497)	$(9,900)	$(37,760)	$(72,606)

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2014 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the two months ended June 30, 2014 and one month ended April 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Contingencies” appearing in Note 10 “Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 27, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 8, 2014, both of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2014, our non-employee directors deferred $0.1 million of cash compensation in exchange for 3,447 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. In connection with the Merger Transaction, each phantom share under KFN’s Non-Employee Directors’ Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remain subject to the terms of the plan.

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

KKR Financial Holdings LLC

Signature	Title

/s/ WILLIAM J. JANETSCHEK	Chief Executive Officer (Principal Executive Officer)
William J. Janetschek

/s/ MICHAEL R. MCFERRAN	Chief Financial Officer (Principal Financial and Accounting Officer)
Michael R. McFerran

Date: August 11, 2014