Form 10-Q
period 2014-09-30
KKR Financial Holdings LLC
filed 2014-11-07
CIK 1386926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

The number of shares of the registrant’s common shares outstanding as of October 31, 2014 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share information)

	Successor Company	Predecessor Company
	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$391,551	$157,167
Restricted cash and cash equivalents	668,274	350,385
Securities, at estimated fair value	589,160	573,312
Corporate loans, net (includes $6,354,143 measured at estimated fair value as of September 30, 2014 and $237,480 measured at estimated fair value and $279,748 loans held for sale as of December 31, 2013)	6,354,143	6,466,720
Equity investments, at estimated fair value ($79,286 and zero pledged as collateral as of September 30, 2014 and December 31, 2013, respectively)	162,759	181,212
Oil and gas properties, net	122,630	400,369
Interests in joint ventures and partnerships, at estimated fair value	745,005	436,241
Derivative assets	25,777	30,224
Interest and principal receivable	39,566	33,570
Other assets	110,835	87,998
Total assets	$9,209,700	$8,717,198
Liabilities
Collateralized loan obligation secured notes (includes $5,443,586 and zero measured at estimated fair value as of September 30, 2014 and December 31, 2013, respectively)	$5,443,586	$5,249,383
Credit facilities	—	125,289
Senior notes	414,905	362,276
Junior subordinated notes	246,484	283,517
Accounts payable, accrued expenses and other liabilities	350,368	58,215
Accrued interest payable	17,763	23,575
Related party payable	7,328	5,574
Derivative liabilities	47,788	81,635
Total liabilities	6,528,222	6,189,464
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both September 30, 2014 and December 31, 2013	—	—
Common shares, no par value, 500,000,000 shares authorized, and 100 shares and 204,824,159 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Paid-in-capital	2,763,648	3,315,117
Accumulated other comprehensive loss	—	(15,652)
Accumulated deficit	(148,049)	(771,731)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	2,615,599	2,527,734
Noncontrolling interests	65,879	—
Total equity	2,681,478	2,527,734
Total liabilities and equity	$9,209,700	$8,717,198

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(Amounts in thousands, except per share information)

	Successor Company		Predecessor Company
	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Revenues
Loan interest income	$81,944	$135,627	$114,096	$82,541	$272,919
Securities interest income	14,323	19,410	13,081	10,933	39,326
Oil and gas revenue	17,929	49,859	61,782	32,446	84,118
Other	10,560	14,173	28,283	2,782	10,033
Total revenues	124,756	219,069	217,242	128,702	406,396
Investment costs and expenses
Interest expense	47,682	83,578	64,362	39,767	118,366
Interest expense to affiliates	—	—	—	6,839	26,485
Provision for loan losses	—	—	—	9,339	20,407
Oil and gas production costs	6,701	14,561	14,772	9,163	26,420
Oil and gas depreciation, depletion and amortization	5,968	17,102	22,471	11,806	29,910
Other	989	1,763	220	963	2,531
Total investment costs and expenses	61,340	117,004	101,825	77,877	224,119
Other (loss) income
Net realized and unrealized (loss) gain on investments	(127,418)	(73,318)	61,553	5,673	125,397
Net realized and unrealized gain (loss) on derivatives and foreign exchange	152	(9,012)	(9,783)	(3,062)	(5,012)
Net realized and unrealized loss on debt	(1,453)	(26,849)	—	—
Net loss on restructuring and extinguishment of debt	—	—	—	—	(20,269)
Other income	3,034	4,381	4,564	3,615	17,565
Total other (loss) income	(125,685)	(104,798)	56,334	6,226	117,681
Other expenses
Related party management compensation	12,544	22,950	29,841	10,920	56,744
General, administrative and directors expenses	2,041	4,454	8,891	4,654	13,138
Professional services	313	1,858	26,877	1,573	5,288
Total other expenses	14,898	29,262	65,609	17,147	75,170
(Loss) income before income taxes	(77,167)	(31,995)	106,142	39,904	224,788
Income tax expense	34	62	162	18	434
Net (loss) income	$(77,201)	$(32,057)	$105,980	$39,886	$224,354

Net income attributable to noncontrolling interests	816	816	—	—	—
Net (loss) income attributable to KKR Financial Holdings LLC and Subsidiaries	(78,017)	(32,873)	105,980	39,886	224,354

Preferred share distributions	6,891	13,782	6,891	6,891	20,520
Net (loss) income available to common shares	$(84,908)	$(46,655)	$99,089	$32,995	$203,834

Net (loss) income per common share:
Basic	N/A	N/A	$0.48	$0.16	$1.01
Diluted	N/A	N/A	$0.48	$0.16	$1.01

Weighted-average number of common shares outstanding:
Basic	N/A	N/A	204,276	204,134	201,824
Diluted	N/A	N/A	204,276	204,134	201,824
Distributions declared per common share	N/A	N/A	$0.22	$0.21	$0.68

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(Amounts in thousands)

	Successor Company		Predecessor Company
	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Net (loss) income	$(77,201)	$(32,057)	$105,980	$39,886	$224,354
Other comprehensive (loss) income:
Unrealized losses on securities available-for-sale	—	—	(5,253)	3,137	2,322
Unrealized (losses) gains on cash flow hedges	—	—	(5,442)	6,813	38,211
Total other comprehensive (loss) income	—	—	(10,695)	9,950	40,533
Comprehensive (loss) income	$(77,201)	$(32,057)	$95,285	$49,836	$264,887
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Comprehensive (loss) income attributable to KKR Financial Holdings LLC and Subsidiaries	$(77,201)	$(32,057)	$95,285	$49,836	$264,887

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Amounts in thousands, except share information)

	Predecessor Company
					Accumulated
	Preferred Shares		Common Shares		Other		Total
	Shares	Paid-In Capital	Shares	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Shareholders’ Equity

Balance at January 1, 2014	14,950,000	$361,622	204,824,159	$2,953,495	$(15,652)	$(771,731)	$2,527,734
Net income	—	—	—	—	—	105,980	105,980
Other comprehensive loss	—	—	—	—	(10,695)	—	(10,695)
Distributions declared on preferred shares	—	—	—	—	—	(6,891)	(6,891)
Distributions declared on common shares	—	—	—	—	—	(45,061)	(45,061)
Share-based compensation expense related to restricted common shares	—	—	—	1,018	—	—	1,018
Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$2,572,085

	Successor Company
	KKR Financial Holdings LLC and Subsidiaries
					Accumulated
	Preferred Shares		Common Shares		Other
	Shares	Paid-In Capital	Shares	Paid-In Capital	Comprehensive Loss	Accumulated Deficit	Noncontrolling interests	Total Equity

Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$—	$2,572,085
Purchase accounting adjustments	—	17,361	—	(570,040)	26,347	717,703	—	191,371
Balance at May 1, 2014	14,950,000	378,983	204,824,159	2,384,473	—	—	—	2,763,456
Reverse stock split	—	—	(204,824,059)	—	—	—	—	—
Contribution of assets of previously unconsolidated entities	—	—	—	—	—	—	65,063	65,063
Net income	—	—	—	—	—	(32,873)	816	(32,057)
Distributions declared on preferred shares	—	—	—	—	—	(13,782)	—	(13,782)
Distributions to Parent	—	—	—	—	—	(392,923)	—	(392,923)
Contributions from Parent	—	—	—	—	—	291,529	—	291,529
Capital contributions from Parent	—	—	—	192	—	—	—	192
Balance at September 30, 2014	14,950,000	$378,983	100	$2,384,665	$—	$(148,049)	$65,879	$2,681,478

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands)

	Successor Company	Predecessor Company
	For the five months ended September 30, 2014	For the four months ended April 30, 2014	For the nine months ended September 30, 2013
Cash flows from operating activities
Net (loss) income	$(32,873)	$105,980	$224,354
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized loss on derivatives and foreign exchange	9,012	9,783	5,012
Net loss on restructuring and extinguishment of debt	—	—	20,269
Write-off of debt issuance costs	—	1,472	6,014
Lower of cost or estimated fair value adjustment on corporate loans held for sale	—	(5,038)	11,442
Provision for loan losses	—	—	20,407
Impairment charges	—	4,391	17,496
Share-based compensation	—	1,018	2,842
Net realized and unrealized loss (gain) on investments	73,318	(60,906)	(154,335)
Depreciation and net amortization	16,817	15,832	(2,771)
Net realized and unrealized loss on debt	26,849	—	—
Changes in assets and liabilities:
Interest receivable	1,124	(6,753)	4,960
Other assets	(13,639)	(19,668)	(33,574)
Related party payable	7,648	(1,815)	(7,151)
Accounts payable, accrued expenses and other liabilities	(20,894)	27,211	(5,113)
Accrued interest payable	131	(1,470)	(4,022)
Accrued interest payable to affiliates	—	—	(2,498)
Net cash provided by operating activities	67,493	70,037	103,332
Cash flows from investing activities
Principal payments from corporate loans	479,322	906,166	1,243,853
Principal payments from securities	20,174	21,223	113,544
Proceeds from sales of corporate loans	533,310	36,595	210,280
Proceeds from sales of securities	16,085	44,373	30,584
Proceeds from equity and other investments	65,996	48,911	98,621
Proceeds from securities sold, not yet purchased	—	—	4,218
Purchases of corporate loans	(686,994)	(886,230)	(1,555,087)
Purchases of securities	(62,258)	(78,106)	(115,959)
Purchases of equity and other investments	(110,742)	(104,301)	(344,018)
Cover securities sold, not yet purchased	—	—	(2,928)
Net change in proceeds, purchases, and settlements of derivatives	(12,116)	(7,265)	(7,856)
Net change in restricted cash and cash equivalents	(18,411)	(299,579)	386,708
Net cash provided by (used in) investing activities	224,366	(318,213)	61,960
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	524,035	648,197	449,002
Retirement of collateralized loan obligation secured notes	(778,866)	(221,914)	(774,302)
Proceeds from credit facilities	60,100	13,300	2,400
Repayment of credit facilities	(40,000)	(75,400)	(61,700)
Net proceeds from issuance of preferred shares	—	—	361,622
Distributions on common shares	(74,598)	(45,061)	(139,253)
Distributions on preferred shares (1)	(6,891)	(13,782)	(13,629)
Distributions to Parent	(25,900)	—	—
Contributions from Parent	235,759	—	—
Capital contributions from Parent	192	—	—
Other capitalized costs	(4,552)	(3,918)	(5,052)
Net cash (used in) provided by financing activities	(110,721)	301,422	(180,912)
Net increase (decrease) in cash and cash equivalents	181,138	53,246	(15,620)
Cash and cash equivalents at beginning of period	210,413	157,167	237,606
Cash and cash equivalents at end of period	$391,551	$210,413	$221,986
Supplemental cash flow information
Cash paid for interest	$65,835	$53,576	$121,170
Net cash paid for income taxes	$93	$157	$7,618
Non-cash investing and financing activities
Assets distributed to Parent	$(292,425)	$—	$—
Assets contributed from Parent	$55,770	$—	$—
Natural resources assets transferred out	$(114,546)	$—	$—
Interest in Trinity transferred in	$114,546	$—	$—
Preferred share distributions declared, not yet paid	$6,891	$—	$6,891
Loans transferred from held for investment to held for sale	$—	$348,808	$316,003
Conversion of convertible senior notes to common shares	$—	$—	$186,254
Issuance of restricted common shares	$—	$—	$3,282

(1)         For the four months ended April 30, 2014, $6.9 million of distributions on preferred shares was previously presented as “preferred share distribution payable” within operating activities of the statement of cash flows.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

KKR Financial Holdings LLC together with its subsidiaries (the “Company” or “KFN”) is a specialty finance company with expertise in a range of asset classes. The Company’s core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (the “Manager”) with the objective of generating current income. The Company’s holdings primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, interests in joint ventures and partnerships, and royalty interests in oil and gas properties. The corporate loans that the Company holds are typically purchased via assignment or participation in the primary or secondary market.

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

The Manager, a wholly-owned subsidiary of KKR Asset Management LLC, manages the Company pursuant to a management agreement (the “Management Agreement”). Effective as of September 30, 2014, KKR Asset Management LLC changed its name to KKR Credit Advisors (US) LLC. KKR Credit Advisors (US) LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), which is a subsidiary of KKR & Co. L.P. (“KKR & Co.”).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and entities established to complete secured financing transactions that are considered to be variable interest entities (“VIEs”) and for which the Company is the primary beneficiary. Also included in the condensed consolidated financial statements are the financial results of a certain entity, which is not considered a VIE, but in which the Company is presumed to have control. The ownership interests held by third parties are reflected as noncontrolling interests in the accompanying financial statements.

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

In addition to the new accounting basis established for assets and liabilities, purchase accounting also required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss to be recognized within the Company’s shareholders’ equity section of the Company’s condensed consolidated financial statements. Accordingly, the Company’s accumulated deficit at September 30, 2014 represents only the results of operations subsequent to April 30, 2014, the date of the Merger Transaction.

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

Unrealized gains and losses for the financial assets and liabilities carried at estimated fair value are reported in net realized and unrealized (loss) gain on investments and net realized and unrealized loss on debt, respectively, in the condensed consolidated statements of operations. Unrealized gains or losses primarily reflect the change in instrument values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. For the Successor period, upon the sale of a corporate loan or debt security, the net realized gain or loss is computed using the specific identification method. Comparatively, for the Predecessor period, the realized net gain or loss was computed on a weighted average cost basis.

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

Consolidation

KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”), KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”), KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1”), KKR Financial CLO 2013-2, Ltd. (“CLO 2013-2”) and KKR CLO 9, Ltd. (“CLO 9”) (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.

The Company finances the majority of its corporate debt investments through its CLOs. As of September 30, 2014, the Company’s CLOs held $6.6 billion par amount, or $6.4 billion estimated fair value, of corporate debt investments. As of December 31, 2013, the Company had eight CLOs that held $6.7 billion par amount, or $6.4 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of September 30, 2014 and December 31, 2013, the aggregate par amount of CLO debt totaled $5.5 billion and $5.3 billion, respectively, held by unaffiliated third parties.

The Company consolidates all non-VIEs in which it holds a greater than 50 percent voting interest. Specifically, the Company consolidates KKR Nautilus Aggregator Limited (“Nautilus Aggregator”), a majority owned entity, which it is presumed to have control and for which the ownership interests held by third parties are reflected as noncontrolling interests in the accompanying financial statements. Nautilus Aggregator holds the Company’s investment focused on maritime lending.

In addition, the Company has noncontrolling interests in joint ventures and partnerships that do not qualify as VIEs and do not meet the control requirements for consolidation as defined by GAAP.

All inter-company balances and transactions have been eliminated in consolidation.

Fair Value Option

In connection with the application of acquisition accounting related to the Merger Transaction, the Successor Company elected the fair value option of accounting for its financial assets and CLO secured notes for the primary purpose of reporting values that more closely aligned with KKR & Co.’s method of accounting. Related unrealized gains and losses are reported in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

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

Securities

Securities Available-for-Sale

The Predecessor and Successor Company both classify certain of their investments in securities as available-for-sale as the Companies may sell them prior to maturity and do not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value. The Successor Company elected the fair value option of accounting for its securities, with changes in estimated fair value reported in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations. Comparatively, the Predecessor Company reported all unrealized gains and losses in accumulated other comprehensive loss on the condensed consolidated balance sheets.

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

Interests in Joint Ventures and Partnerships

The Predecessor and Successor Company both elected the fair value option of accounting for certain of their interests in joint ventures and partnerships. The Companies elected the fair value option of accounting for certain of their noncontrolling interests in joint ventures and partnerships for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Companies manage the risks of these interests. Interests in joint ventures and partnerships are presented separately on the condensed consolidated balance sheets.

Corporate Loans, Net

In connection with the Company’s application of acquisition accounting related to the Merger Transaction and to align more closely with KKR & Co.’s method of accounting, the Company elected to carry all of its corporate loans at estimated fair value as of the Effective Date, with changes in estimated fair value recorded in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations. As presented under the Predecessor Company, corporate loans had previously been accounted for based on the following three categories: (i) corporate loans held for investment, which were measured based on their principal plus or minus unaccreted purchase discounts and unamortized purchase premiums, net of an allowance for loan losses; (ii) corporate loans held for sale, which were measured at lower of cost or estimated fair value; and (iii) corporate loans at estimated fair value, which were measured at fair value. As such, the disclosures related to loans held for investment and loans held for sale pertain to the Predecessor Company.

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

The capitalized costs of producing oil and natural gas properties were depleted on a field-by-field basis using the units-of production method based on the ratio of current production to estimated total net proved oil, natural gas and NGL reserves. Proved developed reserves were used in computing depletion rates for drilling and development costs and total proved reserves were used for depletion rates of leasehold costs.

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

Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable, the Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties were assessed periodically and, at a minimum, annually on a property-by-property basis, and any impairment in value was recognized when incurred.

Borrowings

The Company finances the majority of its investments through the use of secured borrowings in the form of securitization transactions structured as non-recourse secured financings and other secured and unsecured borrowings. In addition, the Company financed certain of its oil and gas asset acquisitions through borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

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

Derivative Instruments

The Company recognizes all derivatives on the condensed consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free-standing derivative”). For a fair value hedge, the Company records changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in accumulated other comprehensive loss and subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations.

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

In connection with the Merger Transaction, the Company discontinued hedge accounting for its cash flow hedges and, as of the Effective Date, classifies all derivative instruments as free-standing derivatives. As a result, the Company records changes in the estimated fair value of the derivative instruments in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations.

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

Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the United States dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations.

Noncontrolling Interests

Noncontrolling interests represent noncontrolling interests in consolidated entities held by third party investors. Income (loss) is allocated to noncontrolling interests based on the relative ownership interests of third party investors and is presented as net income attributable to noncontrolling interests on the condensed consolidated statements of operations. Noncontrolling interests are also presented separately within equity in the condensed consolidated balance sheets.

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

The Company has wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will be required to include their current taxable income in the Company’s calculation of its gross ordinary income allocable to shareholders.

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

Recent Accounting Pronouncements

Consolidation

In August 2014, the FASB amended existing standards to provide an entity that consolidates a collateralized financing entity (“CFE”) that had elected the fair value option for the financial assets and financial liabilities of such CFE an alternative to current fair value measurement guidance. If elected, the Company could measure both the financial assets and the financial liabilities of the CFE by using the fair value of the financial assets or the fair value of the financial liabilities, whichever is more observable. The election would effectively eliminate any measurement difference previously reflected in earnings and attributed to the reporting entity in the condensed consolidated statements of operations. The guidance is effective for annual reporting periods beginning on or after January

1, 2016, and interim periods within those annual periods, with a modified retrospective approach. The Company is currently evaluating the impact of this accounting update on its financial statements should it elect adoption.

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

The Merger Transaction was recorded under the acquisition method of accounting by KKR & Co. and pushed down to the Company by allocating the total purchase consideration of $2.4 billion to the cost of the assets purchased and the liabilities assumed based on their estimated fair values at the date of the Merger Transaction. The excess of the total estimated fair values of the assets acquired and liabilities assumed over the purchase price and value of the preferred shares, which constitute noncontrolling interests in the Company, was recorded as a bargain purchase gain by KKR & Co.

In connection with the Merger Transaction, the Company recognized approximately $24.2 million of total transaction costs. Of this total, $22.7 million was recorded during the four months ended April 30, 2014 within general, administrative and directors expenses on the condensed consolidated statements of operations. These costs included the contingent consideration owed to the Company’s financial and legal advisors upon the merger closing.

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

(1)                                 Represents the excess of the fair value of the net assets acquired over the purchase price and value of the preferred shares, which constitute noncontrolling interests in the Company. This difference was recorded as an adjustment to the Company’s additional paid-in-capital as of the Effective Date.

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

Successor Company

The following table summarizes the Company’s securities as of September 30, 2014, which are carried at estimated fair value (amounts in thousands):

	September 30, 2014
	Par	Amortized Cost	Estimated Fair Value

Securities, at estimated fair value	$647,189	$586,052	$589,160
Total	$647,189	$586,052	$589,160

Net Realized and Unrealized Gains (Losses)

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following table presents the Company’s realized and unrealized (losses) gains from securities for the three and five months ended September 30, 2014 (amounts in thousands):

	Three months ended September 30, 2014	Five months ended September 30, 2014
Net realized (losses) gains	$(103)	$632
Net change in unrealized (losses) gains	(4,645)	6,178
Net realized and unrealized (losses) gains	$(4,748)	$6,810

Defaulted Securities

As of September 30, 2014, the Company had a corporate debt security from one issuer in default with an estimated fair value of $12.8 million, which was on non-accrual status.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2014, approximately 64% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by JC Penney Corp. Inc., LCI Helicopters Limited and NXP Semiconductor NV, which combined represented $157.5 million, or approximately 30% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of September 30, 2014 (amounts in thousands):

As of September 30, 2014
Pledged as collateral for collateralized loan obligation secured debt	$315,462
Total	$315,462

Predecessor Company

The following table summarizes the Company’s securities as of December 31, 2013, which were carried at estimated fair value (amounts in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale	$326,775	$24,791	$(1,225)	$350,341
Other securities, at estimated fair value(1)	135,968	12,436	(1,437)	146,967
Residential mortgage-backed securities, at estimated fair value(1)	138,284	2,809	(65,089)	76,004
Total securities	$601,027	$40,036	$(67,751)	$573,312

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

During the four months ended April 30, 2014, the Company recognized losses totaling $4.4 million compared to $5.0 million and $17.5 million for the three and nine months ended September 30, 2013, respectively, for securities available-for-sale that it determined to be other-than-temporarily impaired. The Company intended to sell these securities and as a result, the entire amount of the loss was recorded through earnings in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

Securities available-for-sale sold at a loss typically included those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The following table shows the net realized gains on the sales of securities available-for-sale (amounts in thousands):

	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Gross realized gains	$2,516	$—	$2,829
Gross realized losses	—	—	(6)
Net realized gains	$2,516	$—	$2,823

Troubled Debt Restructurings

As discussed above in Note 2 to these condensed consolidated financial statements, beginning the Effective Date, the Company accounts for all of its securities at estimated fair value with unrealized gains and losses recorded in the condensed consolidated financial statements. Accordingly, TDR disclosure pertains to the Predecessor Company. During the four months ended April 30, 2014, the Company modified a security with an amortized cost of $24.1 million related to a single issuer in a restructuring that qualified as a TDR. The TDR involving this security, along with corporate loans related to the same issuer, were converted into a combination of equity carried at estimated fair value and cash. Post-modification, the equity securities received from the security TDR had an estimated fair value of $16.1 million. Refer to “Troubled Debt Restructurings” section within Note 5 to these condensed consolidated financial statements for further discussion on the loan TDRs related to this single issuer. There were no securities that qualified as TDRs during the three and nine months ended September 30, 2013.

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

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of December 31, 2013 (amounts in thousands):

As of December 31, 2013
Pledged as collateral for collateralized loan obligation secured debt	$324,830
Total	$324,830

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

Successor Company

The following table summarizes the Company’s corporate loans, at estimated fair value as of September 30, 2014 (amounts in thousands):

	September 30, 2014
	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$6,651,027	$6,457,031	$6,354,143
Total	$6,651,027	$6,457,031	$6,354,143

Net Realized and Unrealized Gains (Losses)

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following tables present the Company’s realized and unrealized losses from corporate loans for the three and five months ended September 30, 2014 (amounts in thousands):

	Three months ended September 30, 2014	Five months ended September 30, 2014
Net realized gains	$6,353	$1,637
Net change in unrealized losses	(128,749)	(102,888)
Net realized and unrealized losses	$(122,396)	$(101,251)

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of September 30, 2014, the Company held a total par value and estimated fair value of $580.4 million and $391.9 million, respectively, of non-accrual loans carried at estimated fair value. As of September 30, 2014, the Company held a total par value and estimated fair value of $410.2 million and $300.9 million, respectively, of 90 or more days past due loans carried at estimated fair value, all of which were on non-accrual status and in default as of September 30, 2014.

Defaulted Loans

As of September 30, 2014, the Company held four corporate loans that were in default with a total estimated fair value of $300.9 million from two issuers.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2014 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 40% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC (“TXU”) and First Data Corp., which combined represented $734.8 million, or approximately 12% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the corporate loans pledged as collateral as of September 30, 2014 (amounts in thousands):

As of September 30, 2014
Estimated Fair Value
Pledged as collateral for collateralized loan obligation secured debt	$6,046,310
Total	$6,046,310

Predecessor Company

The following table summarizes the Company’s corporate loans as of December 31, 2013 (amounts in thousands):

	December 31, 2013
	Corporate Loans Held for Investment	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,280,470	$315,738	$277,458	$6,873,666
Net unamortized discount	(105,979)	(20,070)	(54,997)	(181,046)
Total amortized cost	6,174,491	295,668	222,461	6,692,620
Lower of cost or fair value adjustment	—	(15,920)	—	(15,920)
Allowance for loan losses	(224,999)	—	—	(224,999)
Unrealized gains	—	—	15,019	15,019
Net carrying value	$5,949,492	$279,748	$237,480	$6,466,720

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

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the four months ended April 30, 2014 and three and nine months ended September 30, 2013 (amounts in thousands):

	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$224,999	$203,255	$223,472
Provision for loan losses	—	9,339	20,407
Charge-offs	(1,458)	—	(31,285)
Ending balance	$223,541	$212,594	$212,594

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

The Company recognized $4.5 million of interest income related to impaired loans with a related allowance recorded for the four months ended April 30, 2014. The following table summarizes the Company’s average recorded investment in impaired loans and interest income recognized for the three and nine months ended September 30, 2013 (amounts in thousands):

	For the three months ended September 30, 2013		For the nine months ended September 30, 2013
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded	$—	$—	$1,623	$—
With an allowance recorded	554,554	4,471	517,544	14,740
Total	$554,554	$4,471	$519,167	$14,740

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

For the four months ended April 30, 2014, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $5.3 million, which included $4.5 million for non-accrual loans that were held for investment, $0.7 million for non-accrual loans held for sale and $0.1 million for non-accrual loans carried at estimated fair value. Comparatively, for the three months ended September 30, 2013, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $5.5 million, which included $4.5 million for non-accrual loans that were held for investment and $1.0 million for non-accrual loans held for sale. For the nine months ended September 30, 2013, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $20.9 million, which included $14.7 million for non-accrual loans that were held for investment and $6.2 million for non-accrual loans held for sale.

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

During the four months ended April 30, 2014, the Company recorded charge-offs totaling $1.5 million, comprised primarily of loans modified in TDRs. During the three and nine months ended September 30, 2013, the Company recorded charge-offs totaling zero and $31.3 million, respectively, comprised primarily of loans modified in TDRs.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As discussed above in Note 2 to these condensed consolidated financial statements, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for the bifurcation between corporate loans held for investment and loans held for sale. Accordingly, related disclosure pertains to the Predecessor Company. As of December 31, 2013, the Company had $279.7 million of loans held for sale. During the four months ended April 30, 2014, the Company transferred $348.8 million amortized cost amount of loans from held for investment to held for sale. During the three and nine months ended September 30, 2013, the Company transferred $239.2 million and $316.0 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. During the four months ended April 30, 2014 and the three and nine months ended September 30, 2013, the Company did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

The Company recorded a $5.0 million reduction to the lower of cost or estimated fair value adjustment for the four months ended April 30, 2014 for certain loans held for sale, which had a carrying value of $546.1 million as of April 30, 2014. Comparatively, the Company recorded a $2.8 million and $11.4 million net charge to earnings for the three and nine months ended September 30, 2013, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $312.3 million as of September 30, 2013.

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

The following table presents the aggregate balance of loans whose terms had been modified in a TDR during the four months ended April 30, 2014 (dollar amounts in thousands):

	Four months ended April 30, 2014
	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	1	$154,075	$—
Loans at estimated fair value	2	41,347	24,571
Total		$195,422	$24,571

(1)                                 Recorded investment is defined as amortized cost plus accrued interest.

(2)                                 Excludes equity securities received from the loans held for investment and/or loans at estimated fair value TDRs with an estimated fair value of $92.0 million and $12.3 million, from the two issuers, respectively.

The following table presents the aggregate balance of loans whose terms had been modified in a TDR during the three and nine months ended September 30, 2013 (dollar amounts in thousands):

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

During the nine months ended September 30, 2013, the Company modified an aggregate recorded investment of $70.0 million related to three issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%. Prior to the restructurings, two of the TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge-offs, or 86% of the total $31.3 million of charge-offs recorded during the nine months ended September 30, 2013.

As of April 30, 2014, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR.

As of April 30, 2014, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

During the four months ended April 30, 2014, the Company modified $1.1 billion amortized cost of corporate loans that did not qualify as TDRs. During the three and nine months ended September 30, 2013, the Company modified $195.6 million and $2.0 billion amortized cost of corporate loans, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

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

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2013, approximately 46% of the total amortized cost basis of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.2 million, or approximately 14% of the aggregate amortized cost basis of the Company’s corporate loans.

Pledged Assets

Note 7 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the corporate loans pledged as collateral as of December 31, 2013 (amounts in thousands):

As of December 31, 2013
Amortized Cost
Pledged as collateral for collateralized loan obligation secured debt	$6,231,541
Total	$6,231,541

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

As described in Note 2 to these condensed consolidated financial statements, as a result of the Merger Transaction and new accounting basis established for assets and liabilities, oil and gas properties were adjusted to reflect estimated fair value as of the Effective Date, but will continue to be carried at cost net of DD&A. The following table summarizes the Company’s oil and gas properties as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	As of September 30, 2014	As of December 31, 2013
Proved oil and natural gas properties (successful efforts method)	$128,800	$451,909
Unproved oil and natural gas properties	—	16,913
Less: Accumulated depreciation, depletion and amortization	(6,170)	(68,453)
Oil and gas properties, net	$122,630	$400,369

During the three months ended September 30, 2014, the Company closed a transaction whereby certain of the Company’s natural resources assets, specifically working interests in oil and gas properties, were merged with certain assets of KKR Natural Resources Funds and Legend Production Holdings, LLC, a portfolio company of Riverstone Holdings LLC, to create a new oil and gas company called Trinity River Energy, LLC (“Trinity”). As of September 30, 2014, the Trinity assets had a carrying value of $146.7 million and were classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on the Company’s condensed consolidated balance sheets.

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

During the three months ended September 30, 2014, certain of the Company’s natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to the Company’s Parent. Prior to this distribution, during the nine months ended September 30, 2014 and year ended December 31, 2013, the Company capitalized an additional $85.0 million and $154.5 million, respectively, as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties. Accordingly, these amounts were included in oil and gas properties, net on the condensed consolidated balance sheets.

NOTE 7. BORROWINGS

As described in Note 2 to these condensed consolidated financial statements, as a result of the Merger Transaction and new accounting basis established for assets and liabilities, all borrowings were adjusted to reflect estimated fair value as of the Effective Date. In addition, effective May 1, 2014, the Successor Company elected to account for its collateralized loan obligation secured notes at estimated fair value, with changes in estimated fair value recorded in the condensed consolidated statements of operations. Prior to the Effective Date, all liabilities were carried at amortized cost.

Certain information with respect to the Company’s borrowings as of September 30, 2014 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2005-1 senior secured notes	$200,058	$199,895	1.79%	939	$243,376
CLO 2005-2 senior secured notes	258,369	256,965	0.67	1,153	400,937
CLO 2006-1 senior secured notes	224,947	224,303	1.10	1,425	460,164
CLO 2007-1 senior secured notes	2,024,737	2,008,230	0.79	2,419	2,335,665
CLO 2007-1 mezzanine notes	489,723	483,296	3.84	2,419	564,927
CLO 2007-1 subordinated notes(3)	134,468	128,592	13.30	2,419	155,117
CLO 2007-A mezzanine notes	63,902	63,895	7.73	1,111	62,924
CLO 2007-A subordinated notes(3)	15,096	39,850	10.35	1,111	14,865
CLO 2011-1 senior debt	405,239	405,239	1.58	1,415	515,671
CLO 2012-1 senior secured notes	367,500	366,269	2.33	3,729	366,628
CLO 2012-1 subordinated notes(3)	18,000	14,586	15.40	3,729	17,957
CLO 2013-1 senior secured notes	458,500	446,590	1.97	3,941	479,944
CLO 2013-2 senior secured notes	339,250	334,435	2.22	4,133	350,048
CLO 9 senior secured notes	463,750	457,730	2.24	4,398	458,018
CLO 9 subordinated notes(3)	15,000	13,711	—	4,398	14,815
Total collateralized loan obligation secured debt	5,478,539	5,443,586			6,441,056
8.375% Senior notes	258,750	291,163	8.38	9,908	—
7.500% Senior notes	115,043	123,742	7.50	10,033	—
Junior subordinated notes	283,517	246,484	5.39	8,041	—
Total borrowings	$6,135,849	$6,104,975			$6,441,056

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

CLO Debt

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 are no longer in their reinvestment periods as of September 30, 2014. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding.

During the three and five months ended September 30, 2014, $104.4 million and $301.3 million, respectively, of original CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. Pursuant to the terms of the indentures governing our CLO transactions, the Company has the ability to call its CLO transactions after the end of the respective non-call periods. During July 2014, the Company called CLO 2007-A. As a result, during both the three and five months ended September 30, 2014, the Company repaid aggregate senior and mezzanine notes totaling $431.0 million. The remaining CLO 2007-A mezzanine notes totaling $63.9 million were repaid in October 2014. During the four months ended April 30, 2014, $182.6 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. Comparatively, during the three and nine months ended September 30, 2013, an aggregate $190.8 million and $697.1 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2012-1, CLO 2013-1 and CLO 2013-2 will end their reinvestment periods during December 2016, July 2017 and January 2018, respectively.

CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During both the three and five months ended September 30, 2014, $46.6 million of original CLO 2011-1 senior notes were repaid, while during the four months ended April 30, 2014, $39.4 million of original CLO 2011-1 senior notes were repaid. Comparatively, during the three and nine months ended September 30, 2013, $31.7 million and $77.2 million, respectively, of original CLO 2011-1 senior notes were repaid.

On September 16, 2014, the Company closed CLO 9, a $518.0 million secured financing transaction maturing on October 15, 2026. The Company issued $463.8 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.01%. The Company also issued $15.0 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 9 collateralize the CLO 9 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

During the five months ended September 30, 2014, the Company issued $15.0 million par amount of CLO 2006-1 Class E notes for proceeds of $15.0 million and $37.5 million par amount of CLO 2007-1 Class E notes for proceeds of $37.6 million.

During the four months ended April 30, 2014, the Company issued: (i) $61.1 million par amount of CLO 2007-A class D and E notes for proceeds of $61.3 million, (ii) $72.0 million par amount of CLO 2005-1 class D through F notes for proceeds of $71.5 million, (iii) $21.9 million par amount of CLO 2007-1 class E notes for proceeds of $21.9 million, (iv) $29.8 million par amount of CLO 2007-A class G notes for proceeds of $30.2 million and (v) $29.8 million par amount of CLO 2007-A class H notes for proceeds of $30.1 million.

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

Credit Facilities

Senior Secured Credit Facility

On November 30, 2012, the Company entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the “2015 Facility”). The Company had the right to prepay loans under the 2015 Facility in whole or in part at any time. Loans under the 2015 Facility bore interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. As of December 31, 2013, the Company had $75.0 million of borrowings outstanding under the 2015 Facility. In connection with the merger, the Company terminated the 2015 Facility on April 30, 2014, with all amounts outstanding repaid as of March 31, 2014.

Asset-Based Borrowing Facilities

On May 20, 2014, the Company’s five-year nonrecourse, asset-based revolving credit facility, maturing on November 5, 2015 (the “2015 Natural Resources Facility”), was adjusted and reduced to $75.0 million, which is subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base was subject to certain caps and concentration limits customary for financings of this type. The Company had the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bore interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contained customary covenants applicable to the Company. As of December 31, 2013, the Company had $50.3 million of borrowings outstanding under the 2015 Natural Resources Facility. On September 30, 2014, the 2015 Natural Resources Facility was terminated in connection with the Trinity transaction, with all amounts outstanding repaid as of September 30, 2014.

On February 27, 2013, the Company entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), that was subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On May 15, 2014, the 2018 Natural Resources Facility was adjusted and increased to $68.5 million. The Company had the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bore interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contains customary covenants applicable to the Company. As of December 31, 2013, the Company had zero outstanding under the 2018 Natural Resources Facility. On July 1, 2014, the 2018 Natural Resources Facility was terminated in connection with the Company’s distribution of certain natural resources assets to its Parent, with all amounts outstanding repaid as of July 1, 2014.

As of the termination date for each of the respective credit facilities and December 31, 2013, the Company believes it was in compliance with the covenant requirements for its credit facilities.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	As of September 30, 2014		As of December 31, 2013
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$—	$—	$478,333	$(42,078)
Free-Standing Derivatives:
Interest rate swaps	442,833	(45,556)	—	—
Commodity swaps	—	26	—	1,493
Credit default swaps—protection purchased	—	—	(100,000)	(2,019)
Foreign exchange forward contracts	(372,015)	17,248	(320,380)	(25,258)
Foreign exchange options	—	—	129,900	8,941
Common stock warrants	—	—	—	945
Total rate of return swaps	—	233	—	(229)
Options	—	6,038	—	6,794
Total		$(22,011)		$(51,411)

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

The following table presents the net (losses) gains recognized in other comprehensive loss related to derivatives in cash flow hedging relationships for the four months ended April 30, 2014 and three and nine months ended September 30, 2013 (amounts in thousands):

	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Net (losses) gains recognized in accumulated other comprehensive loss on cash flow hedges	$(5,442)	$6,813	$38,211

For all hedges where hedge accounting was being applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges were performed at least quarterly. During the four months ended April 30, 2014 and three and nine months ended September 30, 2013, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

As of September 30, 2014, the Successor Company had interest rate swaps with a notional amount of $442.8 million, which were classified as free-standing derivatives, rather than cash flow hedges.

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

As of September 30, 2014 and December 31, 2013, the Company had purchased protection with a notional amount of zero and $100.0 million, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of September 30, 2014 and December 31, 2013, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $372.0 million and $190.5 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Income (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations for the three and five months ended September 30, 2014 and for the four months ended April 30, 2014 (amounts in thousands):

	Successor Company						Predecessor Company
	Three months ended September 30, 2014			Five months ended September 30, 2014			Four months ended April 30, 2014
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$2,892	$2,892	$—	$1,767	$1,767	$—	$—	$—
Commodity swaps	338	2,678	3,016	(1,194)	(672)	(1,866)	(2,515)	(5,856)	(8,371)
Credit default swaps(1)	—	—	—	—	—	—	(2,167)	1,986	(181)
Foreign exchange forward contracts and options(2)	(11,489)	6,082	(5,407)	(13,129)	5,124	(8,005)	(2,068)	2,784	716
Common stock warrants	1,237	(1,077)	160	1,237	(1,082)	155	—	137	137
Total rate of return swaps	(765)	392	(373)	(596)	179	(417)	(2,349)	284	(2,065)
Options	—	(136)	(136)	—	(646)	(646)	—	(19)	(19)
Net realized and unrealized (losses) gains	$(10,679)	$10,831	$152	$(13,682)	$4,670	$(9,012)	$(9,099)	$(684)	$(9,783)

(1)          Includes related income and expense on the derivatives.

(2)          Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations for three and nine months ended September 30, 2013 (amounts in thousands):

	Predecessor Company
	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Commodity swaps	$(78)	$(3,645)	$(3,723)	$1,008	$(2,725)	$(1,717)
Credit default swaps(1)	(365)	(967)	(1,332)	(3,526)	552	(2,974)
Foreign exchange forward contracts and options(2)	502	1,444	1,946	2,770	(4,929)	(2,159)
Common stock warrants	—	(1,219)	(1,219)	—	540	540
Total rate of return swaps	447	729	1,176	447	729	1,176
Options	—	90	90	(91)	213	122
Net realized and realized gains (losses)	$506	$(3,568)	$(3,062)	$608	$(5,620)	$(5,012)

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

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of September 30, 2014 (amounts in thousands):

	Successor Company
	As of September 30, 2014		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$1,059,825	$1,059,825	$1,059,825	$—	$—
Liabilities:
Senior notes	414,905	412,571	412,571	—	—
Junior subordinated notes	246,484	243,394	—	—	243,394

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Successor Company
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014
Assets:
Securities:
Corporate debt securities	$—	$317,471	$214,543	$532,014
Residential mortgage-backed securities	—	—	57,146	57,146
Total securities	—	317,471	271,689	589,160
Corporate loans	—	6,066,376	287,767	6,354,143
Equity investments, at estimated fair value	16,936	104,053	41,770	162,759
Interests in joint ventures and partnerships	—	7,684	737,321	745,005
Other assets	—	5,405	—	5,405
Derivatives:
Interest rate swaps	—	419	—	419
Commodity swaps	—	26	—	26
Foreign exchange forward contracts	—	19,061	—	19,061
Total rate of return swaps	—	233	—	233
Options	—	—	6,038	6,038
Total derivatives	—	19,739	6,038	25,777
Total	$16,936	$6,520,728	$1,344,585	$7,882,249
Liabilities:
Collateralized loan obligation secured notes	$—	$—	$5,443,586	$5,443,586
Derivatives:
Interest rate swaps	—	45,975	—	45,975
Foreign exchange forward contracts	—	1,813	—	1,813
Total derivatives	—	47,788	—	47,788
Total	$—	$47,788	$5,443,586	$5,491,374

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

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three and five months ended September 30, 2014 (amounts in thousands):

	Successor Company
	Assets							Liabilities
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Options	Collateralized Loan Obligation Secured Notes
Beginning balance as of May 1, 2014	$156,500	$59,623	$294,218	$157,765	$472,467	$8,854	$6,684	$5,663,665
Total gains or losses (for the period):
Included in earnings(1)	2,185	1,359	2,951	2,160	21,690	(1,798)	(509)	28,669
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	(1,230)	—	—	—	—
Purchases	20,000	—	1,261	—	27,466	—	—	52,594
Sales	(3,966)	—	(2,912)	—	—	—	—	—
Settlements	(5,127)	(1,740)	4,764	(17,535)	(6,067)	—	—	(197,014)
Ending balance as of June 30, 2014	$169,592	$59,242	$300,282	$141,160	$515,556	$7,056	$6,175	$5,547,914
Total gains or losses (for the period):
Included in earnings(1)	(7,751)	1,421	(10,084)	(3,265)	8,639	(7,056)	(137)	5,468
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Purchases	29,780	—	1,327	—	15,381	—	—	471,441
Sales	(6,870)	—	—	—	(13,795)	—	—	—
Settlements	29,792	(3,517)	(3,758)	(96,125)	211,540	—	—	(581,237)
Ending balance as of September 30, 2014	$214,543	$57,146	$287,767	$41,770	$737,321	$—	$6,038	$5,443,586
Change in unrealized gains or losses for the three months ended September 30, 2014 included in earnings for assets held at the end of the reporting period(1)	$(7,751)	$(185)	$(10,084)	$(3,265)	$8,639	$—	$(137)	$5,324
Change in unrealized gains or losses for the five months ended September 30, 2014 included in earnings for assets held at the end of the reporting period(1)	$(5,566)	$438	$(7,092)	$109	$26,272	$—	$(646)	$33,993

(1)                                     Amounts are included in net realized and unrealized (loss) gain on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations. Amounts for collateralized loan obligation secured notes, which represent liabilities measured at fair value, are included in net realized and unrealized loss on debt in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the four months ended April 30, 2014 (amounts in thousands):

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

(1)                                     Amounts are included in net realized and unrealized (loss) gain on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

(2)                                     Securities available-for-sale were transferred into Level 3 because observable market data was no longer available as a result of an asset-restructure.

(3)                                     Equity investments, at estimated fair value were transferred out of Level 3 because observable market data became available as a result of asset-restructures.

Certain interests in joint ventures and partnerships were transferred from Level 1 to Level 2 during the five months ended September 30, 2014 due to illiquid market conditions. There were no transfers between Level 1 and Level 2 during the three months ended September 30, 2014 and four months ended April 30, 2014.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended September 30, 2013 (amounts in thousands):

	Predecessor Company
	Securities Available- For-Sale	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Options	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships
Beginning balance as of July 1, 2013	$37,380	$27,872	$82,973	$45,936	$100,294	$—	$3,561	$5,751	$235,024
Total gains or losses (for the period):
Included in earnings(1)	297	1,384	1,747	497	5,558	90	(1,475)	2,180	3,739
Included in other comprehensive income	338	—	—	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—	—
Purchases	—	8,100	—	37,959	5,000	8,790	—	—	132,198
Sales	—	—	—	—	(198)	—	—	—	—
Settlements	936	(1,154)	(5,334)	89	—	—	—	—	(38,040)
Ending balance as of September 30, 2013	$38,951	$36,202	$79,386	$84,841	$110,654	$8,880	$2,086	$7,931	$332,921
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$297	$1,384	$5,868	$497	$5,857	$90	$(1,475)	$2,180	$3,739

(1)                                     Amounts are included in net realized and unrealized (loss) gain on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

The following table presents additional information about assets, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized level 3 inputs to determine fair value, for the nine months ended September 30, 2013 (amounts in thousands):

	Predecessor Company
	Securities Available- For-Sale	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Options	Common Stock Warrants	Foreign Exchange Options, Net	Interests in Joint Ventures and Partnerships
Beginning balance as of January 1, 2013	$42,221	$2,909	$83,842	$16,141	$97,746	$—	$1,574	$8,277	$142,477
Total gains or losses (for the period):
Included in earnings(1)	279	2,656	7,301	(555)	8,648	90	512	(346)	7,646
Included in other comprehensive income	559	—	—	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—	—
Purchases	—	31,791	—	69,727	5,003	8,790	—	—	229,862
Sales	—	—	—	—	(198)	—	—	—	—
Settlements	(4,108)	(1,154)	(11,757)	(832)	(545)	—	—	—	(47,064)
Ending balance as of September 30, 2013	$38,951	$36,202	$79,386	$84,841	$110,654	$8,880	$2,086	$7,931	$332,921
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$279	$2,656	$21,565	$(851)	$8,947	$90	$513	$(346)	$7,646

(1)                                     Amounts are included in net realized and unrealized (loss) gain on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of September 30, 2014 (dollar amounts in thousands):

Successor Company
	Balance as of September 30, 2014	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$214,543	Yield analysis	Yield	12%	3% - 14%	Decrease
			Net leverage	12x	12x	Decrease
			EBITDA multiple	9x	8x - 10x	Increase
			Discount margin	890bps	830bps – 950bps	Decrease
		Broker quotes	Offered quotes	102	101-104	Increase
Residential mortgage – backed	$57,146	Discounted cash flows	Probability of default	7%	0% - 21%	Decrease
securities			Loss severity	25%	12% - 35%	Decrease
			Constant prepayment rate	12%	2% - 15%	(5)
Corporate loans	$287,767	Yield Analysis	Yield	10%	3% - 18%	Decrease
			Net leverage	6x	0x - 13x	Decrease
			EBITDA multiple	9x	5x - 12x	Increase
Equity investments, at estimated fair value(6)	$41,770	Inputs to both market comparables and	Weight ascribed to market comparables	95%	0% - 100%	(7)
		discounted cash flow	Weight ascribed to	74%	0% - 100%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA multiple	8x	5x - 12x	Increase
			Forward EBITDA multiple	8x	4x - 10x	Increase
		Discounted cash flows	Weighted average cost of capital	13%	10% - 15%	Decrease
			LTM EBITDA exit multiple	5x	5x	Increase
Interests in joint ventures and partnerships(9)	$737,321	Inputs to both market comparables and	Weight ascribed to market comparables	50%	0% - 100%	(7)
		discounted cash flow	Weight ascribed to	62%	0% - 100%	(8)
			discounted cash flows
		Market comparables	Current capitalization rate	7%	6% - 10%	Decrease
			LTM EBITDA multiple	11x	9x - 15x	Increase
			Forward EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	11%	8% - 18%	Decrease
			LTM EBITDA exit multiple	10x	10x	Increase
Options	$6,038	Inputs to both market comparables and	Weight ascribed to market comparables	50%	50%	(7)
		discounted cash flow	Weight ascribed to	50%	50%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA multiple	10x	10x	Increase
		Discounted cash flows	Weighted average cost of capital	13%	13%	Decrease
			LTM EBITDA exit multiple	11x	11x	Increase
Liabilities:
Collateralized loan obligation secured notes	$5,443,586	Yield analysis Discounted cash flows	Discount margin Probability of default Loss severity	270bps 3% 33%	90bps - 1500bps 2% - 3% 30% - 38%	Decrease Decrease Decrease

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

The following table presents additional information about valuation techniques and inputs used for assets, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2013 (dollar amounts in thousands):

Predecessor Company
	Balance as of December 31, 2013	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Securities available-for-sale	$23,401	Yield analysis	Yield	10%	6% - 12%	Decrease
			Net leverage	12x	11x - 12x	Decrease
			EBITDA multiple	8x	8x - 9x	Increase
		Broker quotes	Offered quotes	105	104 - 105	Increase
Other securities, at estimated fair	$107,530	Yield Analysis	Yield	12%	7% - 17%	Decrease
value			EBITDA multiple	8x	7x - 8x	Increase
			Illiquidity discount	3%	3%	Decrease
			Net leverage	1x	1x - 2x	Decrease
		Broker quotes	Offered quotes	102	101 - 102	Increase
Residential mortgage-backed	$76,004	Discounted cash flows	Probability of default	7%	0% - 21%	Decrease
securities			Loss severity	28%	16% - 77%	Decrease
			Constant prepayment rate	15%	3% - 35%	(5)
Corporate loans, at estimated fair	$152,800	Yield Analysis	Yield	16%	14% - 23%	Decrease
value			Net leverage	7x	4x - 12x	Decrease
			EBITDA multiple	8x	6x - 11x	Increase
Equity investments, at estimated fair value(6)	$138,059	Inputs to both market comparables and	Weight ascribed to market comparables	50%	33% - 100%	(7)
		discounted cash flow	Weight ascribed to discounted	59%	50% - 100%	(8)
			cash flows
		Market comparables	LTM EBITDA multiple	12x	6x - 16x	Increase
			Forward EBITA multiple	12x	10x - 14x	Increase
		Discounted cash flows	Weighted average cost of capital	11%	8% - 14%	Decrease
			LTM EBITDA exit multiple	10x	4x - 11x	Increase
Interests in joint ventures and partnerships	$415,247	Inputs to both market comparables and	Weight ascribed to market comparables	50%	50% - 100%	(7)
		discounted cash flow	Weight ascribed to discounted	50%	50% - 100%	(8)
			cash flows
		Market comparables	Current capitalization rate	7%	6% - 9%	Decrease
			LTM EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	8% - 24%	Decrease
Foreign exchange options	$8,941	Option pricing model	Forward and spot rates	1	0 - 1	(9)
Options	$6,794	Inputs to both market	Weight ascribed to market	50%	50%	(7)
		comparables and	comparables
		discounted cash flow	Weight ascribed to discounted	50%	50%	(8)
			cash flows
		Market comparables	LTM EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	12%	12%	Decrease
			LTM EBITDA exit multiple	10x	9x - 10x	Increase

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company, subject to certain conditions, to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of December 31, 2013, the Company had committed to purchase corporate loans with aggregate par amounts totaling $62.7 million. As described above in Note 2 to these condensed consolidated financial statements, as of the Effective Date, the Company accounts for all corporate loans on trade date. As such, as of September 30, 2014, all corporate loans were included in the condensed consolidated balance sheets. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of September 30, 2014 and December 31, 2013, the Company had unfunded financing commitments for corporate loans totaling $13.1 million and $17.4 million, respectively. The Company did not have any significant losses as of September 30, 2014, nor does it expect any significant losses related to those assets for which it committed to purchase and fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $170.4 million as of September 30, 2014 and $325.5 million as of December 31, 2013.

Guarantees

As of September 30, 2014 and December 31, 2013, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $331.5 million and $231.7 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. The Company does not expect any related losses. As of September 30, 2014 and December 31, 2013, the Company also had financial guarantees related to its natural resources investments totaling zero and $17.9 million, respectively, for which the Company did not expect any significant losses.

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

From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits were filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN’s board of directors, KKR & Co., and certain of KKR & Co.’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR & Co. The merger transaction was completed on April 30, 2014.  The actions filed in California state court have been consolidated but an operative complaint has not been filed or designated.  The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed on May 6, 2014.  Two of the Delaware actions were voluntarily dismissed, and the remaining Delaware actions were consolidated.  On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014.  On October 14, 2014, the Delaware Court of Chancery granted defendants’ motions to dismiss.

The complaints in these actions allege variously that the members of the KFN board of directors breached fiduciary duties owed to KFN shareholders by approving the proposed transaction for inadequate consideration; approving the proposed transaction in order to obtain benefits not equally shared by other KFN shareholders; entering into the merger agreement containing preclusive deal protection devices; failing to take steps to maximize the value to be paid to the KFN shareholders; and failing to disclose material information necessary for KFN shareholders to make a fully informed decision about the proposed transaction. The actions also allege variously that KKR & Co., and certain of KKR & Co.’s affiliates aided and abetted the alleged breaches of fiduciary duties and that KKR & Co. is a controlling shareholder of KFN by means of a management agreement between KFN and KKR Financial Advisors LLC, and KKR & Co. breached a fiduciary duty it allegedly owed to KFN shareholders by causing KFN to enter into the merger agreement. The relief sought in these actions includes, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties and the proposed transaction, rescission, an accounting by defendants, damages and attorneys’ fees and costs and other relief.

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

The Company was required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $11.54 and $10.33 per share at April 30, 2014 and September 30, 2013, respectively. There were $2.2 million and $3.9 million of total unrecognized compensation costs related to unvested restricted common shares granted as of April 30, 2014 and September 30, 2013, respectively. These costs were expected to be recognized through 2016.

The following table summarizes common share option transactions:

	Predecessor Company
	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2014	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of April 30, 2014	1,932,279	$20.00

As of April 30, 2014 and September 30, 2013, 1,932,279 common share options were exercisable. As of April 30, 2014, the common share options were fully vested and expired in August 2014.

For the four months ended April 30, 2014 and three and nine months ended September 30, 2013, the components of share-based compensation expense are as follows (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Restricted common shares granted to Manager	$690	$690	$2,073
Restricted common shares granted to certain directors	328	256	769
Total share-based compensation expense	$1,018	$946	$2,842

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Successor Company		Predecessor Company
	Three months ended September 30, 2014	Five months ended September 30, 2014	Four months ended April 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2013
Base management fees, net	$4,986	$10,927	$5,253	$4,314	$23,500
CLO management fees	7,558	12,023	11,016	5,916	8,429
Incentive fees	—	—	12,882	—	22,742
Manager share-based compensation	—	—	690	690	2,073
Total related party management compensation	$12,544	$22,950	$29,841	$10,920	$56,744

Base Management Fees

The Company pays its Manager a base management fee quarterly in arrears. During 2013 and 2014, certain related party fees received by affiliates of the Manager were credited to the Company via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of the Manager for certain of the Company’s CLOs were credited to the Company via an offset to the base management fee.

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

The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company		Predecessor Company
	Three months ended September 30, 2014	Five months ended September 30, 2014	Four months ended April 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2013
Base management fees, gross	$9,846	$16,534	$13,364	$9,799	$29,216
CLO management fees credit(1)	(4,860)	(5,607)	(8,111)	(3,684)	(3,915)
Other related party fees credit	—	—	—	(1,801)	(1,801)
Total base management fees, net	$4,986	$10,927	$5,253	$4,314	$23,500

(1)         See “CLO Management Fees” for further discussion.

The Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE was $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.9 million during the four months ended April 30, 2014, and $2.2 million and $6.6 million of base management fees during the three and nine months ended September 30, 2013, respectively.

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

Fees Waived

The collateral manager waived CLO management fees totaling $1.4 million and $3.0 million for CLO 2005-2 and CLO 2006-1 during the three and five months ended September 30, 2014, respectively, and $1.6 million during the four months ended April 30, 2014. During the three and nine months ended September 30, 2013, the collateral manager waived CLO management fees totaling $3.0 million and $18.0 million, respectively, for all CLOs, except CLO 2005-1, CLO 2007-1 and CLO 2012-1.

Fees Charged and Fee Credits

The Company recorded management fees expense for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1 and CLO 2013-2 during the three and nine months ended September 30, 2014. The Company recorded management fees expense for CLO 2005-1, CLO 2007-1 and CLO 2012-1 during the three and nine months ended September 30, 2013.

Beginning in June 2013, the Manager credited the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these three CLOs (with the remaining subordinated notes held by third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLO 2013-1 and CLO 2013-2 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company		Predecessor Company
	Three months ended September 30, 2014	Five months ended September 30, 2014	Four months ended April 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2013
Charged and retained CLO management fees(1)	$12,418	$17,630	$2,905	$2,232	$4,514
CLO management fees credit	(4,860)	(5,607)	8,111	3,684	3,915
Total CLO management fees	$7,558	$12,023	$11,016	$5,916	$8,429

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

Incentive Fees

The Manager earned incentive fees totaling zero for the three and five months ended September 30, 2014 and $12.9 million for the four months ended April 30, 2014. During the three and nine months ended September 30, 2013, the Manager earned zero and $22.7 million, respectively, of incentive fees.

Manager Share-Based Compensation

The Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.7 million for the four months ended April 30, 2014. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.7 million and $2.1 million for the three and nine months ended September 30, 2013, respectively. Refer to Note 11 to these condensed consolidated financial statements for further discussion on share-based compensation.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $0.8 million and $1.8 million for the three and five months ended September 30, 2014, respectively, and $2.8 million for the four months ended April 30, 2014. During the three and nine months ended September 30, 2013, the Company incurred reimbursable general and administrative expenses to its Manager of $2.3 million and $5.9 million, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Contributions and Distributions

During the third quarter ended September 30, 2014, certain assets and cash were contributed from and distributed to the Parent. The table below summarizes the estimated fair value of contributions and distributions at the time of transfer, certain of which were different from the carrying value of assets transferred (amounts in thousands):

Three months ended September 30, 2014
Cash	$235,759
Securities	22,873
Loans	13,464
Interests in joint ventures and partnerships	19,433
Total contributions from Parent	$291,529

Cash	$14,370
Equity investments, at estimated fair value	101,042
Oil and gas properties, net	179,203
Total distributions to Parent	$294,615

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of September 30, 2014, the aggregate par amount of these affiliated investments totaled $1.7 billion, or approximately 21% of the total investment portfolio, and consisted of 19 issuers. The total $1.7 billion in affiliated investments was comprised of $1.6 billion of corporate loans, $9.5 million of corporate debt securities and $13.1 million of equity investments, at estimated fair value. As of December 31, 2013, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 27% of the total investment portfolio, and consisted of 28 issuers. The total $2.1 billion in affiliated investments was comprised of $1.9 billion of corporate loans, $52.8 million of corporate debt securities and $84.5 million of equity investments, at estimated fair value.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of September 30, 2014, the estimated fair value of these interests in joint ventures and partnerships totaled $525.8 million. As of December 31, 2013, the aggregate cost amount of these interests in joint ventures and partnerships totaled $400.3 million.

NOTE 13. SEGMENT REPORTING

Operating segments are defined as components of a company that engage in business activities that may earn revenues and incur expenses for which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through the following reportable segments: credit (“Credit”), natural resources (“Natural Resources”) and Other (“Other”) segments.

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

The Company evaluates the performance of its reportable segments based on several net (loss) income components. Net (loss) income includes (i) revenues, (ii) related investment costs and expenses, (iii) other (loss) income, which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in the Company’s assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

The following table presents the net (loss) income components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and five months ended September 30, 2014 (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014
Total revenues	$98,413	$160,724	$17,929	$49,859	$8,414	$8,486	$—	$—	$124,756	$219,069
Total investment costs and expenses	46,412	81,822	14,617	34,674	311	508	—	—	61,340	117,004
Total other (loss) income	(132,098)	(114,985)	(1,514)	(6,394)	7,927	16,581	—	—	(125,685)	(104,798)
Total other expenses	14,136	26,889	617	2,010	145	328	—	35	14,898	29,262
Income tax expense	34	58	—	—	—	4	—	—	34	62
Net (loss) income	$(94,267)	$(63,030)	$1,181	$6,781	$15,885	$24,227	$—	$(35)	$(77,201)	$(32,057)
Net income attributable to noncontrolling interests	816	816	—	—	—	—	—	—	816	816
Net (loss) income attributable to KKR Financial Holdings LLC and Subsidiaries	$(95,083)	$(63,846)	$1,181	$6,781	$15,885	$24,227	$—	$(35)	$(78,017)	$(32,873)

(1)             Consists of directors’ expenses which are not allocated to individual segments.

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the four months ended April 30, 2014 (amounts in thousands):

	Predecessor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014
Total revenues	$134,255	$61,782	$21,205	$—	$217,242
Total investment costs and expenses	62,485	38,915	425	—	101,825
Total other income (loss)	76,046	(8,123)	(11,589)	—	56,334
Total other expenses	23,121	1,633	230	40,625	65,609
Income tax expense	146	—	16	—	162
Net income (loss)	$124,549	$13,111	$8,945	$(40,625)	$105,980

(1)   Consists of certain expenses not allocated to individual segments including other expenses comprised of incentive fees of $12.9 million and merger related transaction costs of $22.7 million for the four months ended April 30, 2014. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 (amounts in thousands):

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended September 30, 2013	Nine months ended September 30, 2013	Three months ended September 30, 2013	Nine months ended September 30, 2013	Three months ended September 30, 2013	Nine months ended September 30, 2013	Three months ended September 30, 2013	Nine months ended September 30, 2013	Three months ended September 30, 2013	Nine months ended September 30, 2013
Total revenues	$96,243	$320,769	$32,446	$84,118	$13	$1,509	$—	$—	$128,702	$406,396
Total investment costs and expenses	55,253	162,097	22,386	61,355	238	667	—	—	77,877	224,119
Total other income (loss)	6,969	132,853	(3,437)	(918)	2,694	6,015	—	(20,269)	6,226	117,681
Total other expenses	14,155	43,151	1,269	3,698	116	484	1,607	27,837	17,147	75,170
Income tax (benefit) expense	9	420	—	—	9	14	—	—	18	434
Net income (loss)	$33,795	$247,954	$5,354	$18,147	$2,344	$6,359	$(1,607)	$(48,106)	$39,886	$224,354

(1)             Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of zero and $20.3 million for the three and nine months ended September 30, 2013, respectively, and (ii) other expenses comprised of incentive fees of zero and $22.7 million for the three and nine months ended September 30, 2013, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

The following table shows total assets of reportable segments reconciled to amounts reflected in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
As of	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Total assets	$8,654,153	$8,020,353	$326,841	$505,029	$228,595	$190,946	$111	$870	$9,209,700	$8,717,198

NOTE 14. EARNINGS PER COMMON SHARE

Earnings per common share is not provided for the three and five months ended September 30, 2014 as the Company is now a subsidiary of KKR Fund Holdings, which owns 100 common shares of the Company constituting all of the Company’s outstanding common shares. The following table presents a reconciliation of basic and diluted net income per common share for the Predecessor Company (amounts in thousands, except per share information):

	Predecessor Company
	Four months ended April 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2013
Net income	$105,980	$39,886	$224,354
Less: Preferred share distributions	6,891	6,891	20,520
Net income available to common shares	$99,089	$32,995	$203,834
Less: Dividends and undistributed earnings allocated to participating securities	292	109	701
Net income allocated to common shares	$98,797	$32,886	$203,133
Basic:
Basic weighted average common shares outstanding	204,276	204,134	201,824
Net income per common share	$0.48	$0.16	$1.01
Diluted:
Diluted weighted average common shares outstanding(1)	204,276	204,134	201,824
Net income per common share	$0.48	$0.16	$1.01

(1)         Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279 for all periods presented.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE LOSS

In connection with the Merger Transaction, accumulated other comprehensive loss is not provided for the three and five months ended September 30, 2014, as changes in the estimated fair value of all securities and cash flow hedges are recorded in the condensed consolidated statements of operations, within net realized and unrealized (loss) gain on investments and net realized and unrealized gain (loss) on derivatives and foreign exchange, respectively. The components of changes in accumulated other comprehensive loss for the Predecessor Company were as follows (amounts in thousands):

	Predecessor Company
	Four months ended April 30, 2014 (1)
	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total
Beginning balance	$23,567	$(39,219)	$(15,652)
Other comprehensive loss before reclassifications	(2,614)	(5,442)	(8,056)
Amounts reclassified from accumulated other comprehensive loss(2)	(2,639)	—	(2,639)
Net current-period other comprehensive loss	(5,253)	(5,442)	(10,695)
Ending balance	$18,314	$(44,661)	$(26,347)

(1)         The Company’s gross and net of tax amounts are the same.

(2)         Includes an impairment charge of $4.4 million for investments which were determined to be other-than-temporary for the four months ended April 30, 2014. These reclassified amounts are included in net realized and unrealized (loss) gain on investments on the condensed consolidated statements of operations.

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

NOTE 16. SUBSEQUENT EVENTS

On September 25, 2014, the Company’s board of directors declared a cash distribution of $0.460938 per share on its Series A LLC Preferred Shares. The distribution was paid on October 15, 2014 to preferred shareholders as of the close of business on October 8, 2014.

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

EXECUTIVE OVERVIEW

We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (our “Manager”) with the objective of generating current income. Our holdings primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, interests in joint ventures and partnerships, and royalty interests in oil and gas properties. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of September 30, 2014, our CLO transactions consisted of ten  CLO transactions, KKR Financial CLO 2005-1, Ltd. (“CLO 2005-1”), KKR Financial CLO 2005-2, Ltd. (“CLO 2005-2”), KKR Financial CLO 2006-1, Ltd. (“CLO 2006-1”), KKR Financial CLO 2007-1, Ltd. (“CLO 2007-1”), KKR Financial CLO 2007-A, Ltd. (“CLO 2007-A”), KKR Financial CLO 2011-1, Ltd. (“CLO 2011-1”), KKR Financial CLO 2012-1, Ltd. (“CLO 2012-1”), KKR Financial CLO 2013-1, Ltd. (“CLO 2013-1”) KKR Financial CLO 2013-2, Ltd. (“CLO 2013-2”) and KKR CLO 9, Ltd. (“CLO 9”) (collectively the “Cash Flow CLOs”). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

Our Manager is a wholly-owned subsidiary of KKR Asset Management LLC, pursuant to a management agreement (the “Management Agreement”). Effective as of September 30, 2014, KKR Asset Management LLC changed its name to KKR Credit Advisors (US) LLC. KKR Credit Advisors (US) LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), which is a subsidiary of KKR & Co. L.P. (“KKR & Co.”).

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

In connection with the Merger Transaction, on April 30, 2014, we terminated our three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the “2015 Facility”), with all amounts outstanding repaid as of March 31, 2014. In addition, we recognized approximately $24.2 million of aggregate transaction costs, including contingent fees owed to our financial and legal advisors. Of this total cost, $22.7 million was recorded during the four months ended April 30, 2014 in the condensed consolidated statements of operations.

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

Unrealized gains and losses for these financial assets and liabilities carried at estimated fair value are reported in net realized and unrealized (loss) gain on investments and net realized and unrealized loss on debt, respectively, in the condensed consolidated statements of operations. Unrealized gains or losses primarily reflect the change in instrument values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. For the Successor period, upon the sale of a corporate loan or debt security, the net realized gain or loss is computed using the specific identification method. Comparatively, for the Predecessor periods, the realized net gain or loss was computed on a weighted average cost basis.

Summary of Results

Our net loss available to common shares for the three and five months ended September 30, 2014 totaled $84.9 million and $46.7 million, respectively. Our net income available to common shares for the four months ended April 30, 2014 totaled $99.1 million (or $0.48 per diluted common share), as compared to net income of $33.0 million and $203.8 million (or $0.16 and $1.01 per diluted common share) for the three and nine months ended September 30, 2013, respectively. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

Funding Activities

CLOs

On September 16, 2014, we closed CLO 9, a $518.0 million secured financing transaction maturing on October 15, 2026. We issued $463.8 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.01%. We also issued $15.0 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 9 collateralize the CLO 9 debt, and as a result, those investments are not available to us, our creditors or shareholders.

Consolidation

Our Cash Flow CLOs are all variable interest entities (“VIEs”) that we consolidate as we have determined we have the power to direct the activities that most significantly impact these entities’ economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.  We also consolidate non-VIEs in which we hold a greater than 50 percent voting interest. The ownership interests held by third parties of our consolidated non-VIE entity are reflected as noncontrolling interests in our condensed consolidated financial statements.

As our condensed consolidated financial statements in this Quarterly Report on Form 10-Q are presented to reflect the consolidation of the CLOs and above entity we hold an investment in, the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations also reflects these entities on a consolidated basis, which is consistent with the disclosures in our condensed consolidated financial statements.

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of our gross ordinary income. If the amount of cash distributed to our Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our Series A LLC Preferred Shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our Series A LLC Preferred Shares may still have a tax liability attributable to their allocation of our gross ordinary income from us during such year in the event that cash distributed in a prior year exceeded our gross ordinary income in such year.

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

Fair Value of Financial Instruments

In connection with the application of acquisition accounting related to the Merger Transaction, as presented under the Successor Company, we elected the fair value option of accounting for our financial assets and CLO secured notes for the primary purpose of reporting values more closely aligned with KKR & Co.’s method of accounting. The fair value option of accounting also enhances the transparency of our financial condition as fair value is consistent with how we manage the risks of these assets and liabilities. Related unrealized gains and losses are reported in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

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

Because we remeasured the amount of compensation costs associated with the unvested restricted common shares and unvested common share options that we issued to our Manager as of each reporting period, our share-based compensation expense reported in our condensed consolidated financial statements changed based on the estimated fair value of our common shares and this may have resulted in earnings volatility. For the four months ended April 30, 2014, share-based compensation totaled $1.0 million.

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

We are not required to account for our derivative contracts using hedge accounting as described above. If we decide not to designate the derivative contracts as hedges or if we fail to fulfill the criteria necessary to qualify for hedge accounting, then the changes in the estimated fair values of our derivative contracts would affect periodic earnings immediately, potentially resulting in the increased volatility of our earnings. The qualification requirements for hedge accounting are complex and as a result, we must evaluate, designate, and thoroughly document each hedge transaction at inception and perform ineffectiveness analysis and prepare related documentation at inception and on a recurring basis thereafter. In connection with the Merger Transaction, we discontinued hedge accounting for our cash flow hedges and, as of the Effective Date, classify all derivative instruments as free-standing derivatives. As a result, we record changes in the estimated fair value of the derivative instruments in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations. As of September 30, 2014, the estimated fair value of our net derivative liabilities totaled $22.0 million.

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

This process involved a considerable amount of judgment by our management. During the four months ended April 30, 2014, we recorded charges for impairments of securities that we determined to be other-than-temporary totaling $4.4 million.

Long Lived Assets:  We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis, whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties were assessed periodically and, at a minimum, annually on a property-by-property basis, and any impairment in value was recognized when incurred.

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

Oil, Natural Gas and Natural Gas Liquid Reserve Estimates

Proved reserves are based on the quantities of oil, natural gas and NGL that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. All reserve information is based on estimates prepared by petroleum engineers from the managers of our oil and gas properties and is aggregated by us. Annual reserve and economic evaluations of all of our properties were prepared, except for overriding royalty interests in certain properties in the Eagle Ford Shale purchased in 2011 since this information is unavailable to us. Similarly, the managers of our oil and gas properties prepare quarterly reserve and economic evaluations.

Reserves and their relation to estimated future net cash flows impacted the depletion and impairment calculations for our properties, except for overriding royalty interests. As a result, adjustments to depletion and impairment were made concurrently with changes to reserve estimates. The process performed by the managers of our oil and gas properties and management included the estimation of reserve quantities, future, producing rates, future net revenue and the present value of such future net revenue. The estimates of reserves conformed to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertained to expectations about the recoverability of reserves in future years.

The accuracy of reserve estimates was a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various mandated economic assumptions and the judgments of the individuals preparing the estimates. In addition, reserve estimates were a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may have materially varied from the ultimate quantities of oil, natural gas and NGL eventually recovered.

Recent Accounting Pronouncements

Consolidation

In August 2014, the FASB amended existing standards to provide an entity that consolidates a collateralized financing entity (“CFE”) that had elected the fair value option for the financial assets and financial liabilities of such CFE an alternative to current fair value measurement guidance. If elected, we could measure both the financial assets and the financial liabilities of a CFE by using the fair value of the financial assets or the fair value of the financial liabilities, whichever is more observable. The election would effectively eliminate any measurement difference previously reflected in earnings and attributed to the reporting entity in the condensed consolidated statements of operations. The guidance is effective for annual reporting periods beginning on or after January 1, 2016, and interim periods within those annual periods, with a modified retrospective approach. We are currently evaluating the impact of this accounting update on our financial statements should we elect adoption.

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and five months ended September 30, 2014, four months ended April 30, 2014, and three and nine months ended September 30, 2013 (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014
Total revenues	$98,413	$160,724	$17,929	$49,859	$8,414	$8,486	$—	$—	$124,756	$219,069
Total investment costs and expenses	46,412	81,822	14,617	34,674	311	508	—	—	61,340	117,004
Total other (loss) income	(132,098)	(114,985)	(1,514)	(6,394)	7,927	16,581	—	—	(125,685)	(104,798)
Total other expenses	14,136	26,889	617	2,010	145	328	—	35	14,898	29,262
Income tax expense	34	58	—	—	—	4	—	—	34	62
Net (loss) income	$(94,267)	$(63,030)	$1,181	$6,781	$15,885	$24,227	$—	$(35)	$(77,201)	$(32,057)
Net income attributable to noncontrolling interests	816	816	—	—	—	—	—	—	816	816
Net (loss) income attributable to KKR Financial Holdings LLC and Subsidiaries	$(95,083)	$(63,846)	$1,181	$6,781	$15,885	$24,227	$—	$(35)	$(78,017)	$(32,873)

(1)             Consists of directors’ expenses which are not allocated to individual segments.

	Predecessor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014
Total revenues	$134,255	$61,782	$21,205	$—	$217,242
Total investment costs and expenses	62,485	38,915	425	—	101,825
Total other income (loss)	76,046	(8,123)	(11,589)	—	56,334
Total other expenses	23,121	1,633	230	40,625	65,609
Income tax expense	146	—	16	—	162
Net income (loss)	$124,549	$13,111	$8,945	$(40,625)	$105,980

(1)         Consists of certain expenses not allocated to individual segments including incentive fees of $12.9 million and merger related transaction costs of $22.7 million for the four months ended April 30, 2014. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended September 30, 2013	Nine months ended September 30, 2013	Three months ended September 30, 2013	Nine months ended September 30, 2013	Three months ended September 30, 2013	Nine months ended September 30, 2013	Three months ended September 30, 2013	Nine months ended September 30, 2013	Three months ended September 30, 2013	Nine months ended September 30, 2013
Total revenues	$96,243	$320,769	$32,446	$84,118	$13	$1,509	$—	$—	$128,702	$406,396
Total investment costs and expenses	55,253	162,097	22,386	61,355	238	667	—	—	77,877	224,119
Total other income (loss)	6,969	132,853	(3,437)	(918)	2,694	6,015	—	(20,269)	6,226	117,681
Total other expenses	14,155	43,151	1,269	3,698	116	484	1,607	27,837	17,147	75,170
Income tax expense	9	420	—	—	9	14	—	—	18	434
Net income (loss)	$33,795	$247,954	$5,354	$18,147	$2,344	$6,359	$(1,607)	$(48,106)	$39,886	$224,354

(1)             Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of net loss on restructuring and extinguishment of debt of zero and $20.3 million for the three and nine months ended September 30, 2013, respectively, and (ii) other expenses comprised of incentive fees of zero and $22.7 million for the three and nine months ended September 30, 2013, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

Successor Company net loss for the three months ended September 30, 2014 was $77.2 million, consisting of revenues totaling $124.8 million, investment costs and expenses totaling $61.3 million, other loss totaling $125.7 million and other expenses totaling $14.9 million. Successor Company net loss for the five months ended September 30, 2014 was $32.1 million, consisting of revenues totaling $219.1 million, investment costs and expenses totaling $117.0 million, other loss totaling $104.8 million and other expenses totaling $29.3 million.

Predecessor Company net income for the four months ended April 30, 2014 was $106.0 million, consisting of revenues totaling $217.2 million, investment costs and expenses totaling $101.8 million, other income totaling $56.3 million and other expenses totaling $65.6 million.

Predecessor Company net income for the three months ended September 30, 2013 was $39.9 million, consisting of revenues totaling $128.7 million, investment costs and expenses totaling $77.9 million, other income totaling $6.2 million and other expenses totaling $17.1 million. Predecessor Company net income for the nine months ended September 30, 2013 was $224.4 million, consisting of revenues totaling $406.4 million, investment costs and expenses totaling $224.1 million, other income totaling $117.7 million and other expenses totaling $75.2 million.

Net Income Attributable to Noncontrolling Interests

We consolidate KKR Nautilus Aggregator Limited (“Nautilus Aggregator”), a majority owned entity, which we are presumed to have control. Nautilus Aggregator holds the Company’s investment focused on maritime lending. Net income attributable to noncontrolling interests represents the ownership interests that certain third parties hold in Nautilus Aggregator that are consolidated in our financial results. The allocable share of income and expense attributable to these interests is accounted for as net income attributable to noncontrolling interests.

Successor Company net loss attributable to KKR Financial Holdings LLC and Subsidiaries for the three and five months ended September 30, 2014 was $78.0 million and $32.9 million, respectively, both of which were net of $0.8 million of net income attributable to noncontrolling interests. During the third quarter of 2014, we acquired control of Nautilus Aggregator and began consolidating their financial results; as such, prior periods do not reflect noncontrolling interests.

Net (Loss) Income Available to Common Shares

Successor Company net loss available to common shares for the three months ended September 30, 2014 was $84.9 million, net of $6.9 million for preferred share distributions. Successor Company net loss available to common shares for the five months ended September 30, 2014 was $46.7 million, net of $13.8 million for preferred share distributions. Predecessor Company net income available to common shares for the four months ended April 30, 2014 was $99.1 million, net of $6.9 million for preferred share distributions. Predecessor Company net income available to common shares for the three and nine months ended September 30, 2013 was $33.0 million, net of $6.9 million for preferred share distributions and $203.8 million, net of $20.5 million for preferred share distributions, respectively.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and overriding royalty interest properties.  In addition, revenues include dividend income on our commercial real estate assets.

Successor Company

For the three and five months ended September 30, 2014

Revenues totaled $124.8 million for the three months ended September 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $96.3 million and $17.9 million, respectively. Revenues totaled $219.1 million for the five months ended September 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $155.0 million and $49.9 million, respectively.

Predecessor Company

For the four months ended April 30, 2014

Revenues totaled $217.2 million for the four months ended April 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $127.2 million and $61.8 million, respectively.

For the three and nine months ended September 30, 2013

Revenues totaled $128.7 million for the three months ended September 30, 2013 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $93.5 million and $32.4 million, respectively.  Revenues totaled $406.4 million for the nine months ended September 30, 2013 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $312.2 million and $84.1 million, respectively.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties and other investment expenses.

Successor Company

For the three and five months ended September 30, 2014

Investment costs and expenses totaled $61.3 million for the three months ended September 30, 2014 and was comprised primarily of interest expense and oil and gas-related costs of $47.7 million and $12.7 million, respectively. Investment costs and expenses totaled $117.0 million for the five months ended September 30, 2014 and was comprised primarily of interest expense and oil and gas-related costs of $83.6 million and $31.7 million, respectively

Predecessor Company

For the four months ended April 30, 2014

Investment costs and expenses totaled $101.8 million for the four months ended April 30, 2014 and was comprised primarily of interest expense of $64.4 million and oil and gas-related costs of $37.2 million.

For the three and nine months ended September 30, 2013

Investment costs and expenses totaled $77.9 million for the three months ended September 30, 2013 and was comprised primarily of interest expense and interest expense to affiliates of $46.6 million and oil and gas-related costs totaling $21.0 million. Investment costs and expenses totaled $224.1 million for the nine months ended September 30, 2013 and was comprised primarily of interest expense and interest expense to affiliates of $144.9 million and oil and gas-related costs totaling $56.3 million.

Other (Loss) Income

Successor Company

For the three and five months ended September 30, 2014

Other loss totaled $125.7 million for the three months ended September 30, 2014 and was comprised primarily of a $127.4 million net realized and unrealized loss on investments, largely driven by unrealized losses in our corporate loan portfolio. Comparatively, we had a $0.3 million unrealized gain on our corporate loan portfolio for the same period in 2013. This period over period fluctuation was largely driven by our change in accounting treatment for corporate loans. In connection with the Merger Transaction and as of the Effective Date, all of our corporate loans are carried at estimated fair value with changes in estimated fair value recorded in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations. Prior to the Effective Date, however, a majority of our loans were classified as held for investment and accounted for based on amortized cost, net of an allowance for loan losses which represented an estimate of probable credit losses inherent in the corporate loan portfolio held for investment. Increases in the allowance for loan losses were recorded in provision for loan losses, which was separately presented within total investment costs and expenses on the condensed consolidated statements of operations.

Other loss totaled $104.8 million for the five months ended September 30, 2014 and was comprised primarily of a $73.3 million net realized and unrealized loss on investments, largely driven by unrealized losses in our corporate loan portfolio, and a $26.8 million net realized and unrealized loss on debt. Pursuant to the Merger Transaction, we elected the fair value option of accounting for our collateralized loan obligation secured notes as of the Effective Date with any changes in estimated fair value recorded in net realized and unrealized loss on debt.

Predecessor Company

For the four months ended April 30, 2014

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

For the three and nine months ended September 30, 2013

Other income totaled $6.2 million for the three months ended September 30, 2013, primarily driven by a $5.7 million net realized and unrealized gain on investments and $3.6 million of other income, primarily trade-related. This income was partially offset by a $3.1 million net realized and unrealized loss on derivatives and foreign exchange. Other income totaled $117.7 million for the nine months ended September 30, 2013 and was comprised of a $125.4 million net realized and unrealized gain on investments and $17.6 million of other income, primarily trade-related. This income was partially offset by a $20.3 million net loss on restructuring and extinguishment of debt related to the conversion of our convertible notes.

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

Base Management Fees

We pay our Manager a base management fee quarterly in arrears. During 2013 and 2014, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee.

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

The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company		Predecessor Company
	Three months ended September 30, 2014	Five months ended September 30, 2014	Four months ended April 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2013
Base management fees, gross	$9,846	$16,534	$13,364	$9,799	$29,216
CLO management fees credit(1)	(4,860)	(5,607)	(8,111)	(3,684)	(3,915)
Other related party fees credit	—	—	—	(1,801)	(1,801)
Total base management fees, net	$4,986	$10,927	$5,253	$4,314	$23,500

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

Beginning in June 2013, our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these three CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company		Predecessor Company
	Three months ended September 30, 2014	Five months ended September 30, 2014	Four months ended April 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2013
Charged and retained CLO management fees(1)	$12,418	$17,630	$2,905	$2,232	$4,514
CLO management fees credit	(4,860)	(5,607)	8,111	3,684	3,915
Total CLO management fees	$7,558	$12,023	$11,016	$5,916	$8,429

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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

Successor Company

For the three and five months ended September 30, 2014

Other expenses totaled $14.9 million and $29.3 million for the three and five months ended September 30, 2014, respectively, and was comprised primarily of related party management compensation of $12.5 million and $23.0 million, respectively.

Predecessor Company

For the four months ended April 30, 2014

Other expenses totaled $65.6 million for the four months ended April 30, 2014, which was largely driven by two factors. First, related party management compensation totaled $29.8 million, $12.9 million of which was related to incentive fees, which are based in part upon our achievement of specified levels of net income and $11.0 million of which was related to CLO management fees. Second, professional services totaled $26.9 million of which approximately $22.7 million was related to the Merger Transaction.

For the three and nine months ended September 30, 2013

Other expenses totaled $17.1 million and $75.2 million for the three and nine months ended September 30, 2013, respectively, and was comprised primarily of related party management compensation of $10.9 million and $56.7 million, respectively. Included within related party management compensation for the nine months ended September 30, 2013 was $23.5 million of base management fees, net and $22.7 million of incentive fees.

Segment Results

We operate our business through multiple reportable segments, which are differentiated primarily by their investment focuses.

•                  Credit (“Credit”): The Credit segment included primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, private and public equity investments, and distressed and stressed debt securities.

•                  Natural resources (“Natural Resources”): The Natural Resources segment consisted of non-operated working and overriding royalty interests in oil and natural gas properties.

•                  Other (“Other”): The Other segment included all other portfolio holdings, consisting solely of commercial real estate.

The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker.

We evaluate the performance of our segments based on several net (loss) income components. Net (loss) income includes: (i) revenues; (ii) related investment costs and expenses; (iii) other (loss) income, which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share-based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part I - Item 1. Financial Statements—Note 13. Segment Reporting.”

The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment

The following table presents the net (loss) income components of our Credit segment (amounts in thousands):

	Successor Company		Predecessor Company
	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Revenues
Corporate loans and securities interest income	$90,746	$144,892	$114,992	$85,577	$264,670
Residential mortgage-backed securities interest income	1,152	1,987	2,027	2,451	8,003
Net discount accretion	4,370	8,158	10,158	5,446	39,572
Dividend income	2,121	5,647	7,058	2,739	6,394
Other	24	40	20	30	2,130
Total revenues	98,413	160,724	134,255	96,243	320,769
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	29,936	54,215	39,923	21,932	59,790
Credit facilities	—	—	1,059	216	647
Convertible senior notes	—	—	1	1	4,177
Senior notes	6,699	11,007	9,234	6,985	21,084
Junior subordinated notes	3,965	6,515	4,681	3,568	10,756
Interest rate swaps	5,218	8,794	7,284	5,648	17,081
Other interest expense	—	—	14	19	171
Total interest expense	45,818	80,531	62,196	38,369	113,706
Interest expense to affiliates	—	—	—	6,839	26,485
Provision for loan losses	—	—	—	9,339	20,407
Other	594	1,291	289	706	1,499
Total investment costs and expenses	46,412	81,822	62,485	55,253	162,097
Other (loss) income
Realized and unrealized (loss) gain on derivatives and foreign exchange:
Interest rate swap	2,892	1,767	—	—	—
Credit default swaps	—	—	(181)	(1,332)	(2,974)
Total rate of return swaps	(373)	(417)	(2,065)	1,176	1,176
Common stock warrants	160	155	137	(1,219)	540
Foreign exchange(1)	(3,852)	(6,551)	588	1,361	(2,744)
Options	(136)	(646)	(19)	90	122
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(1,309)	(5,692)	(1,540)	76	(3,880)
Net realized and unrealized (loss) gain on investments(2)	(132,252)	(86,563)	72,623	11,363	148,905
Net realized and unrealized loss on debt	(1,453)	(26,849)	—	—	—
Lower of cost or estimated fair value(2)	—	—	5,038	(2,792)	(11,442)
Impairment of securities available for-sale and private equity at cost(2)	—	—	(4,391)	(5,007)	(17,496)
Other income	2,916	4,119	4,316	3,329	16,766
Total other (loss) income	(132,098)	(114,985)	76,046	6,969	132,853
Other expenses
Related party management compensation:
Base management fees	4,638	9,982	4,786	3,964	21,756
CLO management fees	7,558	12,023	11,016	5,916	8,429
Total related party management compensation	12,196	22,005	15,802	9,880	30,185
Professional services	289	1,567	3,508	1,273	4,454
Other general and administrative	1,651	3,317	3,811	3,002	8,512
Total other expenses	14,136	26,889	23,121	14,155	43,151
(Loss) income before income taxes	(94,233)	(62,972)	124,695	33,804	248,374
Income tax expense	34	58	146	9	420
Net (loss) income	$(94,267)	$(63,030)	$124,549	$33,795	$247,954

(1)                                 Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)                                 Represent components of total net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

Revenues

Successor Company

For the three and five months ended September 30, 2014

Revenues totaled $98.4 million for the three months ended September 30, 2014 and was comprised primarily of corporate loan and security interest income of $78.2 million and $12.5 million, respectively. Revenues totaled $160.7 million for the five months ended September 30, 2014 and was comprised primarily of corporate loan and security interest income of $128.1 million and $16.8 million, respectively. As of September 30, 2014, our corporate loan portfolio had an aggregate par value of $6.7 billion with a weighted average coupon of 4.4%, while our corporate debt securities portfolio had an aggregate par value of $556.7 million with a weighted average coupon of 7.0%. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.24% as of September 30, 2014 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 71.2% as of September 30, 2014.

In addition, net discount accretion totaled $4.4 million and $8.2 million for the three and five months ended September 30, 2014, respectively, primarily from recurring accretion. As described above in “Executive Overview,” in connection with the Merger Transaction, a new accounting basis was established for all assets and liabilities to reflect estimated fair value as of the Effective Date. Accordingly, total net discount accretion for the three and five months ended September 30, 2014 was based on accretion and amortization of the new discounts and premiums.

Predecessor Company

For the four months ended April 30, 2014

Revenues totaled $134.3 million for the four months ended April 30, 2014 and was comprised primarily of corporate loan interest income of $103.6 million. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.22% as of April 30, 2014 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 68.0% as of April 30, 2014.

In addition, for the four months ended April 30, 2014, net discount accretion totaled $10.2 million primarily as a result of recurring accretion, and dividend income totaled $7.1 million which was received primarily from our equity investments, at estimated fair value.

For the three and nine months ended September 30, 2013

Revenues totaled $96.2 million and $320.8 million for the three and nine months ended September 30, 2013, respectively. A majority of the revenues was from corporate loan interest income of $76.6 million and $236.8 million for the three and nine months ended September 30, 2013, respectively. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.25% as of September 30, 2013 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 58.7% as of September 30, 2013.

In addition, net discount accretion totaled $5.4 million and $39.6 million for the three and nine months ended September 30, 2013, respectively, primarily due to recurring accretion during the three months ended September 30, 2013. Dividend income totaled $2.7 million and $6.4 million for the three and nine months ended September 30, 2013, respectively.

Investment Costs and Expenses

Successor Company

For the three and five months ended September 30, 2014

Investment costs and expenses totaled $46.4 million and $81.8 million for the three and five months ended September 30, 2014, of which $29.9 million and $54.2 million was related to interest expense on collateralized loan obligation secured notes, respectively. As of September 30, 2014, the aggregate par amount of our collateralized loan obligation secured notes was $5.5 billion.

Predecessor Company

For the four months ended April 30, 2014

Investment costs and expenses totaled $62.5 million for the four months ended April 30, 2014, of which $39.9 million was related to interest expense on collateralized loan obligation secured notes. In addition to the new CLOs and notes issued during the first four months of 2014, during the fourth quarter of 2013, an affiliate of our manager sold its interests in the junior notes of both CLO 2007-1 and CLO 2007-A to external parties. Accordingly, interest expense to affiliates was zero for the four months ended April 30, 2014 and any interest owed to external parties on these notes was included in interest expense on collateralized loan obligation secured notes.

For the three and nine months ended September 30, 2013

Investment costs and expenses totaled $55.3 million and $162.1 million for the three and nine months ended September 30, 2013. Interest expense and interest expense to affiliates totaled $45.2 million and $140.2 million for the three and nine months ended September 30, 2013, respectively. We also recorded a provision for loan losses of $9.3 million for the three months ended September 30, 2013 as a result of an increase in the allocated component of our allowance for loan losses and $20.4 million for the nine months ended September 30, 2013 primarily as a result of a review of our impaired, held for investment loan portfolio, which included a certain loan that was determined to be impaired during the first half of 2013.

Other Income

Other income consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market, commodity prices and foreign currency exchange rates as of each period-end.

The table below details the components of net realized and unrealized (loss) gain on investments, which is included in other (loss) income, separated by financial instrument for the three and five months ended September 30, 2014 and four months ended April 30, 2014 (amounts in thousands):

	Successor Company						Predecessor Company
	For the three months ended September 30, 2014			For the five months ended September 30, 2014			For the four months ended April 30, 2014
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$(128,749)	$6,353	$(122,396)	$(102,888)	$1,637	$(101,251)	$10,586	$10,761	$21,347
Corporate debt securities	(4,461)	503	(3,958)	5,740	1,470	7,210	4,060	7,429	11,489
RMBS	(184)	(606)	(790)	438	(838)	(400)	14,889	(9,839)	5,050
Equity investments, at estimated fair value	(8,246)	(903)	(9,149)	(8,634)	(881)	(9,515)	12,406	11,991	24,397
Other(1)	(295)	4,336	4,041	13,016	4,377	17,393	10,340	—	10,340
Total	$(141,935)	$9,683	$(132,252)	$(92,328)	$5,765	$(86,563)	$52,281	$20,342	$72,623

(1)                                     Includes interests in joint ventures and partnerships.

The table below details the components of net realized and unrealized gain on investments, which is included in other income, separated by financial instrument for the three and nine months ended September 30, 2013 (amounts in thousands):

	Predecessor Company
	For the three months ended September 30, 2013			For the nine months ended September 30, 2013
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$252	$1,532	$1,784	$3,596	$80,120	$83,716
Corporate debt securities	1,253	32	1,285	7,114	5,519	12,633
RMBS	5,906	(3,166)	2,740	21,804	(12,056)	9,748
Equity investments, at estimated fair value	4,892	1,416	6,308	37,726	1,655	39,381
Other(1)	(696)	(58)	(754)	3,681	(254)	3,427
Total	$11,607	$(244)	$11,363	$73,921	$74,984	$148,905

(1)                                 Includes securities sold, not yet purchased and interests in joint ventures and partnerships.

As discussed above in “Executive Overview — Merger with KKR & Co.,” in connection with the Merger Transaction, the Successor Company accounts for all of its corporate loans and collateralized loan obligation secured notes at estimated fair value. Accordingly, as of the Effective Date, the Successor Company (i) recognizes net realized and unrealized gains and losses on debt and

(ii) no longer records lower of cost or estimated fair value adjustments for corporate loans held for sale or impairment for securities available-for-sale and private equity at cost.

Successor Company

For the three and five months ended September 30, 2014

Other loss totaled $132.1 million for the three months ended September 30, 2014, primarily driven by unrealized losses on our corporate loan portfolio which totaled $128.7 million. Comparatively, we had unrealized gains on our corporate loan portfolio totaling $0.3 million for the same period in 2013. This period over period fluctuation was largely driven by our change in accounting treatment for corporate loans. In connection with the Merger Transaction and as of the Effective Date, all of our corporate loans are carried at estimated fair value with changes in estimated fair value recorded in net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations. Prior to the Effective Date, however, a majority of our loans were classified as held for investment and accounted for based on amortized cost, net of an allowance for loan losses which represented an estimate of probable credit losses inherent in the corporate loan portfolio held for investment. Increases in the allowance for loan losses were recorded in provision for loan losses, which was separately presented within total investment costs and expenses on the condensed consolidated statements of operations.

Other loss totaled $115.0 million for the five months ended September 30, 2014, primarily driven by net realized and unrealized loss on investments which totaled $86.6 million. This $86.6 million net realized and unrealized loss on investments was largely comprised of unrealized losses on our corporate loan portfolio of $102.9 million, partially offset by a $17.4 million net realized and unrealized gain on our interests in joint ventures and partnerships. Furthermore, there was a $26.8 million net realized and unrealized loss on collateralized loan obligation secured notes for the five months ended September 30, 2014. As described above, as of the Effective Date, we elected the fair value option for our CLO liabilities and as such, record any change in estimated fair value on the condensed consolidated statements of operations.

Predecessor Company

For the four months ended April 30, 2014

Other income totaled $76.0 million for the four months ended April 30, 2014. Net realized and unrealized gain on investments totaled $72.6 million for the four months ended April 30, 2014, primarily driven by net realized and unrealized gains on our equity investments, at estimated fair value and corporate loan portfolio. In addition, during the four months ended April 30, 2014, a $5.0 million beneficial change in the lower of cost or estimated fair value adjustment for certain corporate loans held for sale was recorded. While the lower of cost or estimated fair value adjustment is impacted by activity held in the held for sale portfolio, including sales and transfers, fluctuations in the market value typically have the largest impact on the amount of adjustment. Refer to “Investment Portfolio” below for the components comprising the lower of cost or estimated fair value adjustment.

For the three and nine months ended September 30, 2013

Other income totaled $7.0 million and $132.9 million for the three and nine months ended September 30, 2013, respectively. This was primarily from net realized and unrealized gain on investments which totaled $11.4 million and $148.9 million for the three and nine months ended September 30, 2013, respectively. The $11.4 million net realized and unrealized gain on investments for the three months ended September 30, 2013 was primarily driven by $6.3 million of net realized and unrealized gains on our equity investments, at estimated fair value. The $148.9 million net realized and unrealized gain on investments for the nine months ended September 30, 2013 was primarily driven by realized gains on our corporate loans portfolio due to the sale of certain of our corporate loan positions during the first half of 2013 and unrealized gains on equity investments, at estimated fair value.

Other income also included $16.4 million of trade-related income for the nine months ended September 30, 2013.

The above income was partially offset by impairment of securities available for-sale and private equity at cost and lower of cost or estimated fair value adjustments which in aggregate totaled $7.8 million and $28.9 million during the three and nine months ended September 30, 2013, respectively.

Other Expenses

Successor Company

For the three and five months ended September 30, 2014

Other expenses totaled $14.1 million and $26.9 million for the three and five months ended September 30, 2014, respectively, primarily due to related party management compensation of $12.2 million and $22.0 million, respectively. Related party management compensation includes base management fees and CLO management fees. CLO management fees charged were for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1, and CLO 2013-2.

Predecessor Company

For the four months ended April 30, 2014

Other expenses totaled $23.1 million for the four months ended April 30, 2014, primarily due to related party management compensation. Related party management compensation is comprised of base management fees and CLO management fees which totaled $4.8 million and $11.0 million, respectively, for the four months ended April 30, 2014. CLO management fees charged were for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1 and CLO 2013-2.

For the three and nine months ended September 30, 2013

Other expenses totaled $14.2 million and $43.2 million for the three and nine months ended September 30, 2013, respectively, primarily due to related party management compensation of $9.9 million and $30.2 million for the three and nine months ended September 30, 2013, respectively. Related party management compensation includes base management fees and CLO management fees.

Other expenses also included $3.0 million and $8.5 million of other general and administrative expenses for the three and nine months ended September 30, 2013, respectively.

Natural Resources Segment

The following table presents the net income components of our Natural Resources segment (amounts in thousands):

	Successor Company		Predecessor Company
	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Revenues
Oil and gas revenue:
Natural gas sales	$7,704	$14,360	$13,547	$7,456	$23,943
Oil sales	6,838	28,710	40,122	19,791	45,807
Natural gas liquids sales	3,407	5,903	6,211	4,000	10,994
Other	(20)	886	1,902	1,199	3,374
Total revenues	17,929	49,859	61,782	32,446	84,118
Investment costs and expenses
Oil and gas production costs:
Lease operating expenses	3,651	7,324	7,088	3,915	12,164
Workover expenses	90	572	811	826	2,375
Transportation and marketing expenses	2,209	4,030	4,415	2,847	7,181
Severance and ad valorem taxes	751	2,635	2,458	1,575	4,700
Total oil and gas production costs	6,701	14,561	14,772	9,163	26,420
Oil and gas depreciation, depletion and amortization	5,968	17,102	22,471	11,806	29,910
Interest expense:
Credit facilities	1,064	1,473	776	464	1,755
Convertible senior notes	—	—	—	—	244
Senior notes	309	671	641	461	1,319
Junior subordinated notes	183	397	325	235	673
Total interest expense	1,556	2,541	1,742	1,160	3,991
Other	392	470	(70)	257	1,034
Total investment costs and expenses	14,617	34,674	38,915	22,386	61,355
Other (loss) income
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Commodity swaps	3,016	(1,866)	(8,371)	(3,723)	(1,717)
Total net realized and unrealized gain (loss) on derivatives and foreign exchange	3,016	(1,866)	(8,371)	(3,723)	(1,717)
Net realized and unrealized (loss) gain on investments(1)	(4,648)	(4,790)	1	—	—
Other income	118	262	247	286	799
Total other (loss) income	(1,514)	(6,394)	(8,123)	(3,437)	(918)
Other expenses
Related party management compensation:
Base management fees	214	663	332	262	1,345
Total related party management compensation	214	663	332	262	1,345
Professional services	13	245	580	272	749
Insurance	—	14	56	56	173
Other general and administrative	390	1,088	665	679	1,431
Total other expenses	617	2,010	1,633	1,269	3,698
Income before income taxes	1,181	6,781	13,111	5,354	18,147
Income tax expense	—	—	—	—	—
Net income	$1,181	$6,781	$13,111	$5,354	$18,147

(1)                                 Represents components of total net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

During the three months ended September 30, 2014, we closed a transaction whereby certain of our working interests in oil and gas properties were merged with certain assets of KKR Natural Resources Funds and Legend Production Holdings, LLC, a portfolio company of Riverstone Holdings LLC, to create a new oil and gas company called Trinity River Energy, LLC (“Trinity”). As of September 30, 2014, the Trinity assets had a carrying value of $146.7 million and were classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on our condensed consolidated balance sheets.

In addition, during the three months ended September 30, 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent.

Revenues

Successor Company

For the three and five months ended September 30, 2014

Revenues totaled $17.9 million and $49.9 million for the three and five months ended September 30, 2014, respectively, which represented sales from oil and gas production on our working and overriding royalty interest properties. Comparatively, revenues totaled $32.4 million for the three months ended September 30, 2013. This period over period change was primarily driven by a reduction in our total oil and gas properties, certain of which were transferred to our Parent in July 2014, as described above. As of September 30, 2014, our overriding royalty interest property had a carrying amount of $122.6 million. In addition, we had natural resources interests in joint ventures with a carrying amount of $199.9 million as of September 30, 2014, which included the interest in Trinity as described above.

Predecessor Company

For the four months ended April 30, 2014

Revenues totaled $61.8 million for the four months ended April 30, 2014 which represented sales from oil and gas production on our working and overriding royalty interest properties.

For the three and nine months ended September 30, 2013

Revenues totaled $32.4 million and $84.1 million for the three and nine months ended September 30, 2013, respectively, which represented oil and gas production resulting from the acquisitions of producing oil and natural gas properties in 2012 as well as the drilling and completion of previously undeveloped working and overriding royalty interest properties during 2013.

Investment Costs and Expenses

Investment costs and expenses primarily consist of production costs and DD&A.

Production costs represent costs incurred to operate and maintain our wells and include lease operating expenses and transportation and marketing expenses. Lease operating expenses include expenses such as labor, rented equipment, field office, saltwater disposal, maintenance, tools and supplies. As we acquire and develop our working interests in oil and natural gas properties and oil, natural gas, and NGL production increases, our lease operating expenses increase. Furthermore, we have agreements with third parties to act as managers of certain of our oil and natural gas properties. Services provided by these third party managers include making business and operational decisions related to the production and sale of oil, natural gas and NGLs, collection and disbursement of revenues, operating expenses, general and administrative expenses and other necessary and useful services for the operation of the assets.

Production costs also include severance and ad valorem taxes, which are primarily affected by the price of oil and natural gas in addition to changes in production and property values.

DD&A represents recurring charges related to the exhaustion of mineral reserves for our oil and natural gas properties. DD&A is calculated using the units-of-production method, which depletes capitalized costs of producing oil and natural gas properties based on the ratio of current production to estimated total net proved oil, natural gas and NGL reserves, and total net proved developed oil, natural gas and NGL reserves. Our depletion expense is affected by factors including positive and negative reserve revisions primarily related to well performance, commodity prices, additional capital expended to develop new wells and reserve additions resulting from development activity and acquisitions.

Successor Company

For the three and five months ended September 30, 2014

Investment costs and expenses totaled $14.6 million and $34.7 million for the three months and five months ended September 30, 2014, respectively. Oil and gas production costs totaled $6.7 million and $14.6 million, of which $3.7 million and $7.3 million was from lease operating expenses for the three and five months ended September 30, 2014, respectively.

Predecessor Company

For the four months ended April 30, 2014

Investment costs and expenses totaled $38.9 million for the four months ended April 30, 2014. A majority was related to DD&A, which totaled $22.5 million for the four months ended April 30, 2014 due to continued production and depletable costs that resulted from the drilling and completion of additional wells in 2014. Oil and gas production costs totaled $14.8 million for the four months ended April 30, 2014, of which $7.1 million was from lease operating expenses.

For the three and nine months ended September 30, 2013

Investment costs and expenses totaled $22.4 million and $61.4 million for the three and nine months ended September 30, 2013, respectively. We continued development of our properties in 2013 and thus, the costs associated with operating and managing additional wells increased. DD&A totaled $11.8 million and $29.9 million for the three and nine months ended September 30, 2013, respectively, due to production and depletable costs. Oil and gas production costs totaled $9.2 million and $26.4 million for the three and nine months ended September 30, 2013, respectively, of which a majority was from lease operating expenses and transportation and marketing expenses.

Other (Loss) Income

Our oil and gas results depend substantially on natural gas, oil and NGL prices and production levels, as well as drilling and operating costs. The price we realize for our production is affected by our hedging activities. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we entered into commodity swaps for a portion of our working and overriding royalty interests. Our policy was to hedge a portion of the total estimated oil, natural gas and/or NGL production on our working and overriding royalty interests for a specified amount of time.

Realized gain or loss on commodity swaps represented amounts related to the settlement of derivative instruments which, for commodity derivatives, were aligned with the underlying production. Unrealized losses on commodity swaps resulted from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increased compared to the contract prices on the derivatives, unrealized losses were recognized; if the expected future commodity prices decreased compared to the contract prices on the derivatives, unrealized gains were recognized.

Successor Company

For the three and five months ended September 30, 2014

Other loss totaled $1.5 million for the three months ended September 30, 2014 largely driven by a $4.6 million net realized and unrealized loss on our investments, partially offset by a $3.0 million net realized and unrealized gain on our commodity swaps, of which $2.7 million was from changes in market valuations on the derivatives.

Other loss totaled $6.4 million for the five months ended September 30, 2014 primarily as a result of a $4.8 million net realized and unrealized loss on our investments coupled with a $1.9 million net realized and unrealized loss on our commodity swaps, of which $1.2 million was from derivative settlements.

Predecessor Company

For the four months ended April 30, 2014

Other loss totaled $8.1 million for the four months ended April 30, 2014 primarily attributable to an $8.4 million net realized and unrealized loss on our commodity swaps, of which $2.5 million was from derivative settlements and the remaining was from changes in market valuations on the derivatives.

For the three and nine months ended September 30, 2013

Other loss totaled $3.4 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, primarily attributable to net realized and unrealized loss on our commodity swaps, which totaled $3.7 million and $1.7 million for the three and nine months ended September 30, 2013, respectively.

Other Expenses

Successor Company

For the three and five months ended September 30, 2014

Other expenses totaled $0.6 million and $2.0 million for the three and five months ended September 30, 2014, respectively, and is comprised primarily of general and administrative expenses and related party management compensation. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. General and administrative expenses also include reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests.

Predecessor Company

For the four months ended April 30, 2014

Other expenses totaled $1.6 million for the four months ended April 30, 2014 and is comprised primarily of general and administrative expenses and professional services. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. General and administrative expenses also include reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests.

For the three and nine months ended September 30, 2013

Other expenses totaled $1.3 million and $3.7 million for the three and nine months ended September 30, 2013, respectively, and is comprised primarily of general and administrative expenses for the three months ended September 30, 2013 and general and administrative expenses and related party management compensation for the nine months ended September 30, 2013. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. General and administrative expenses also include reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests.

Other Segment

The following table presents the net income components of our Other segment (amounts in thousands):

	Successor Company		Predecessor Company
	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Revenues
Dividend income	$8,414	$8,486	$21,205	$13	$1,509
Total revenues	8,414	8,486	21,205	13	1,509
Investment costs and expenses
Interest expense:
Credit facilities	—	—	29	5	12
Convertible senior notes	—	—	—	—	50
Senior notes	194	313	262	154	401
Junior subordinated notes	115	186	134	79	204
Other interest expense	—	7	—	—	—
Total interest expense	309	506	425	238	667
Other	2	2	—	—	—
Total investment costs and expenses	311	508	425	238	667
Other income (loss)
Net realized and unrealized (loss) gain on derivatives and foreign exchange:
Foreign exchange(1)	(1,555)	(1,454)	128	585	585
Total realized and unrealized (loss) gain on derivatives and foreign exchange	(1,555)	(1,454)	128	585	585
Net realized and unrealized gain (loss) on investments(2)	9,482	18,035	(11,717)	2,109	5,430
Total other income (loss)	7,927	16,581	(11,589)	2,694	6,015
Other expenses
Related party management compensation:
Base management fees	134	282	135	88	399
Total related party management compensation	134	282	135	88	399
Professional services	11	46	95	28	85
Total other expenses	145	328	230	116	484
Income before income taxes	15,885	24,231	8,961	2,353	6,373
Income tax expense	—	4	16	9	14
Net income	$15,885	$24,227	$8,945	$2,344	$6,359

(1)         Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)         Represents components of total net realized and unrealized (loss) gain on investments in the condensed consolidated statements of operations.

Revenues

Our commercial real estate assets are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets.

Successor Company

For the three and five months ended September 30, 2014

Revenues totaled $8.4 million and $8.5 million for the three and five months ended September 30, 2014, respectively, from dividend payments on certain of our commercial real estate assets. Comparatively, revenues totaled less than $0.1 million for the three months ended September 30, 2013. This period over period change was primarily driven by the fact that we only began acquiring commercial real estate assets during the second quarter of 2012 and these investments require development before meaningful revenues can be expected. As such, in contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from commercial real estate assets are often delayed from the date of acquisition. As of September 30, 2014, our commercial real estate assets had a carrying value of $214.8 million.

Predecessor Company

For the four months ended April 30, 2014

Revenues totaled $21.2 million for the four months ended April 30, 2014, of which $19.2 million represented income from our first commercial real estate investment. We began acquiring commercial real estate assets during the second quarter of 2012 and these investments require development before meaningful revenues can be expected. As of April 30, 2014, our commercial real estate assets had a carrying value of $194.0 million.

For the three and nine months ended September 30, 2013

Revenues totaled less than $0.1 million and $1.5 million for the three and nine months ended September 30, 2013, respectively. Revenues of $1.5 million for the nine months ended September 30, 2013 represented a dividend payment related to one of our commercial real estate assets. As of September 30, 2013, our commercial real estate assets had a carrying value of $156.7 million.

Investment Costs and Expenses

Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

Successor Company

For the three and five months ended September 30, 2014

Investment costs and expenses totaled $0.3 million and $0.5 million for the three and five months ended September 30, 2014, respectively, and represented allocated interest expense. During 2014, we continued to make incremental commercial real estate asset acquisitions which increased our investment portfolio balance and amounts allocated for costs and expenses. As of September 30, 2014, our commercial real estate assets had a carrying value of $214.8 million.

Predecessor Company

For the four months ended April 30, 2014

Investment costs and expenses totaled $0.4 million for the four months ended April 30, 2014 and represented allocated interest expense. During 2014, we continued to make incremental commercial real estate asset acquisitions which increased our investment portfolio balance and amounts allocated for costs and expenses. As of April 30, 2014, our commercial real estate assets had a carrying value of $194.0 million.

For the three and nine months ended September 30, 2013

Investment costs and expenses totaled $0.2 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, and represented allocated interest expense. We began acquiring commercial real estate assets during the second quarter of 2012 and as of September 30, 2013, our commercial real estate assets had a carrying value of $156.7 million.

Other Income (Loss)

Our commercial real estate assets are carried at estimated fair and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other (loss) income on our condensed consolidated statements of operation.

Successor Company

For the three and five months ended September 30, 2014

Other income totaled $7.9 million and $16.6 million for the three and five months ended September 30, 2014, respectively, and primarily represented unrealized gains on our commercial real estate assets. Comparatively, other income totaled $2.7 million for the three months ended September 30, 2013. This period over period change was primarily driven by a larger commercial real estate portfolio and the respective mark-to-market adjustments for individual assets within the portfolio.

Predecessor Company

For the four months ended April 30, 2014

Other loss totaled $11.6 million for the four months ended April 30, 2014 and primarily represented net realized and unrealized losses on our commercial real estate assets as of period-end.

For the three and nine months ended September 30, 2013

Other income totaled $2.7 million and $6.0 million for the three and nine months ended September 30, 2013, respectively, and primarily represented net unrealized gains on our commercial real estate assets as of period-end.

Other Expenses

Other expenses is comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

Successor Company

For the three and five months ended September 30, 2014

Other expenses totaled $0.1 million and $0.3 million for the three and five months ended September 30, 2014 and is comprised primarily of allocated net base management fees expense. As described above, as a result of incremental commercial real estate asset acquisitions made in 2014, the investment portfolio balance and amounts allocated for costs and expenses have increased. As of September 30, 2014, our commercial real estate assets had a carrying value of $214.8 million.

Predecessor Company

For the four months ended April 30, 2014

Other expenses totaled $0.2 million for the four months ended April 30, 2014 and is comprised of allocated net base management fees expense and professional services. As described above, as a result of incremental commercial real estate asset acquisitions made in 2014, the investment portfolio balance and amounts allocated for costs and expenses have increased. As of April 30, 2014, our commercial real estate assets had a carrying value of $194.0 million.

For the three and nine months ended September 30, 2013

Other expenses totaled $0.1 million and $0.5 million for the three and nine months ended September 30, 2013, respectively, and is comprised primarily of allocated net base management fees expense. We began acquiring commercial real estate assets during the second quarter of 2012 and as of September 30, 2013, our commercial real estate assets had a carrying value of $156.7 million.

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

We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each condensed consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three and five months ended September 30, 2014 and four months ended April 30, 2014 was recorded; however, we will be required to include their current taxable income in our calculation of our taxable income allocable to shareholders.

CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state and foreign income tax expense related to the 2014 tax year. For both the three and five months ended September 30, 2014, we recorded less than $0.1 million of state and foreign tax expense, and for the four months ended April 30, 2014, we recorded $0.2 million of state and foreign tax expense. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

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

Corporate Loans

Our corporate loan portfolio had an aggregate par value of $6.7 billion as of September 30, 2014 and $6.9 billion as of December 31, 2013. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

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

The following table summarizes our corporate loans portfolio stratified by type as of September 30, 2014 and December 31, 2013:

Corporate Loans

(Amounts in thousands)

	Successor Company			Predecessor Company
	September 30, 2014			December 31, 2013(1)
	Par	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,474,872	$6,308,488	$6,200,384	$6,374,004	$6,212,663	$6,212,663	$6,128,193
Second lien	21,573	17,723	19,749	361,520	349,523	349,523	316,783
Subordinated	154,582	130,820	134,010	156,250	130,434	130,434	125,423
Subtotal	6,651,027	6,457,031	6,354,143	6,891,774	6,692,620	6,692,620	6,570,399
Lower of cost or fair value adjustment	—	—	—	—	(15,920)	—	—
Allowance for loan losses	—	—	—	—	(224,999)	—	—
Unrealized gains	—	—	—	—	15,019	—	—
Total	$6,651,027	$6,457,031	$6,354,143	$6,891,774	$6,466,720	$6,692,620	$6,570,399

(1)         Includes loans held for sale and loans carried at estimated fair value.

As of September 30, 2014, $6.6 billion par amount, or 98.7%, of our corporate loan portfolio was floating rate and $86.3 million par amount, or 1.3%, was fixed rate. In addition, as of September 30, 2014, $239.2  million par amount, or 3.6%, of our corporate loan portfolio was denominated in foreign currencies, of which 77.8% was denominated in Euros. As of December 31, 2013, $6.7 billion par amount, or 97.8%, of our corporate loan portfolio was floating rate and $148.9 million par amount, or 2.2%, was fixed rate. In addition, as of December 31, 2013, $291.0 million par amount, or 4.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 74.0% was denominated in Euros.

As of September 30, 2014, our fixed rate corporate loans had a weighted average coupon of 14.0% and a weighted average years to maturity of 5.1 years, as compared to 11.2% and 5.1 years, respectively, as of December 31, 2013. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.4% as of September 30, 2014 and 4.8% as of December 31, 2013, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.6% as of September 30, 2014 and 3.9% as of December 31, 2013. The weighted average years to maturity of our floating rate corporate loans was 4.1 years as of both September 30, 2014 and December 31, 2013.

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

As of September 30, 2014, we held a total par value and estimated fair value of $580.4 million and $391.9 million, respectively, of non-accrual loans carried at estimated fair value.

During the four months ended April 30, 2014, we recognized $5.3 million of interest income from cash receipts for loans on non-accrual status. Comparatively, during the three and nine months ended September 30, 2013, we recognized $5.5 million and $20.9 million, respectively, of interest income from cash receipts for loans on non-accrual status.

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

Under the Successor Company, as of September 30, 2014, we held four corporate loans that were in default with a total estimated fair value of $300.9 million from two issuers. Under the Predecessor Company, as of December 31, 2013, we held six corporate loans that were in default with a total amortized cost of $215.7 million from two issuers. Of the $215.7 million total amortized cost, $203.7 million were included in the loans that comprised the allocated component of our allowance for loan losses and $12.0 million were included in loans carried at estimated fair value.

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

The following table presents the aggregate recorded investment of loans whose terms have been modified in a TDR during the four months ended April 30, 2014 (dollar amounts in thousands):

	Four months ended April 30, 2014
	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	1	$154,075	$—
Loans at estimated fair value	2	41,347	24,571
Total		$195,422	$24,571

(1)                                 Recorded investment is defined as amortized cost plus accrued interest.

(2)                                 Excludes equity securities received from the loans held for investment and/or loans at estimated fair value TDRs with an estimated fair value of $92.0 million and $12.3 million, from the two issuers, respectively.

The following table presents the aggregate recorded investment of loans whose terms have been modified in a TDR during the three and nine months ended September 30, 2013 (dollar amounts in thousands):

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

During the nine months ended September 30, 2013, we modified an aggregate recorded investment of $70.0 million related to three issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four-year period with a higher coupon of 6.8%. Prior to the restructurings, two of the TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets was charged-off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge-offs, or 86% of the total $31.3 million of charge-offs recorded during the nine months ended September 30, 2013.

As of April 30, 2014, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR.

As of April 30, 2014, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

During the four months ended April 30, 2014, we modified $1.1 billion amortized cost of corporate loans that did not qualify as TDRs. During the three and nine months ended September 30, 2013, we modified $195.6 million and $2.0 billion amortized cost of corporate loans, respectively, that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance for Loan Losses

As discussed in “Executive Overview — Merger with KKR & Co.”, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for an allowance for loan losses. Accordingly, disclosure related to allowance for loan losses pertains to the Predecessor Company.

The following table summarizes the changes in the allowance for loan losses for our corporate loan portfolio (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$224,999	$203,255	$223,472
Provision for loan losses	—	9,339	20,407
Charge-offs	(1,458)	—	(31,285)
Ending balance	$223,541	$212,594	$212,594

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

During the four months ended April 30, 2014, we recorded charge-offs totaling $1.5 million comprised primarily of loans modified in TDRs. During the three and nine months ended September 30, 2013, we recorded charge-offs totaling zero and $31.3 million comprised primarily of loans modified in TDRs, respectively.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As discussed in “Executive Overview — Merger with KKR & Co.”, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for the bifurcation between corporate loans held for investment and loans held for sale. Accordingly, disclosures related to corporate loans held for sale pertain to the Predecessor Company.

The following table summarizes the changes in our corporate loans held for sale balance (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Loans Held for Sale:
Beginning balance	$279,748	$117,538	$128,289
Transfers in	348,808	239,200	316,003
Transfers out	—	—	—
Sales, paydowns, restructurings and other	(87,447)	(41,634)	(120,538)
Lower of cost or estimated fair value adjustment(1)	5,038	(2,792)	(11,442)
Net carrying value	$546,147	$312,312	$312,312

(1)         Represents the recorded net adjustment to earnings for the respective period.

As of December 31, 2013, we had $279.7 million of loans held for sale. During the four months ended April 30, 2014, we transferred $348.8 million amortized cost amount of loans from held for investment to held for sale. During the three and nine months ended September 30, 2013, we transferred $239.2 million and $316.0 million amortized cost amount, respectively, of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and the determination by us to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. During the four months ended April 30, 2014 and the three and nine months ended September 30, 2013, we did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Lower of cost or estimated fair value:
Beginning balance	$(15,920)	$(22,069)	$(14,047)
Sale and paydown of loans held for sale	43	18	646
Transfer of loans to held for investment	—	—	—
Declines in estimated fair value	(4,453)	(2,792)	(15,457)
Recoveries in estimated fair value	9,491	—	4,015
Ending balance	$(10,839)	$(24,843)	$(24,843)

We recorded a $5.0 million reduction to the lower of cost or estimated fair value adjustment for the four months ended April 30, 2014 for certain loans held for sale, which had a carrying value of $546.1 million as of April 30, 2014. We recorded a $2.8 million and $11.4 million net charge to earnings for the three and nine months ended September 30, 2013, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had a carrying value of $312.3 million as of September 30, 2013.

Concentration Risk

Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2014 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 40% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and First Data Corp., which combined represented $734.8 million, or approximately 12% of the aggregate estimated fair value of our corporate loans. As of December 31, 2013 under the Predecessor Company, approximately 46% of the total amortized cost basis of our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.2 million, or approximately 14% of the aggregate amortized cost basis of our corporate loans.

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $556.7 million and $524.3 million as of September 30, 2014 and December 31, 2013, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets.

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

The following table summarizes our corporate debt securities portfolio stratified by type as of September 30, 2014 and December 31, 2013:

Corporate Debt Securities

(Amounts in thousands)

	Successor Company			Predecessor Company
	September 30, 2014			December 31, 2013(1)
	Par	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$117,105	$105,025	$104,631	$183,856	$166,409	$157,637	$166,409
Senior unsecured	267,834	265,766	272,288	241,381	241,368	215,875	241,368
Subordinated	171,742	158,553	155,095	99,105	89,531	89,231	89,531
Total	$556,681	$529,344	$532,014	$524,342	$497,308	$462,743	$497,308

(1)         In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the condensed consolidated statements of operations.

As of September 30, 2014, $441.2 million, or 79.2%, of our corporate debt securities portfolio was fixed rate and $115.5 million, or 20.8%, was floating rate, of which $84.1 million was comprised of subordinated notes in third-party-controlled CLOs.  In addition, as of September 30, 2014, $52.2 million par amount, or 9.4%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 92.8% was denominated in Euros. As of December 31, 2013, $461.3 million, or 88.0%, of our corporate debt securities portfolio was fixed rate and $63.1 million, or 12.0%, was floating rate. In addition, as of December 31, 2013, $26.5 million par amount, or 5.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 85.2% was denominated in Euros.

As of September 30, 2014, our fixed rate corporate debt securities had a weighted average coupon of 8.2% and a weighted average years to maturity of 4.5 years, as compared to 7.9% and 5.6 years, respectively, as of December 31, 2013. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 2.3% as of September 30, 2014 and 4.3% as of December 31, 2013, and the weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 2.2% as of September 30, 2014 and 4.1% as of December 31, 2013, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 9.6 years and 7.6 years as of September 30, 2014 and December 31, 2013, respectively.

Impaired Securities

During the four months ended April 30, 2014, we recognized losses totaling $4.4 million compared to $5.0 million and $17.5 million for the three and nine months ended September 30, 2013, respectively, for securities available-for-sale that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

Defaulted Securities

Under the Successor Company, as of September 30, 2014, we had a corporate debt security from one issuer in default with an estimated fair value of $12.8 million, which was on non-accrual status. Under the Predecessor Company, as of December 31, 2013, we had a corporate debt security from one issuer in default with an estimated fair value of $25.4 million, which was on non-accrual status.

Concentration Risk

Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2014 under the Successor Company, approximately 64% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by JC Penney Corp. Inc., LCI Helicopters Limited and NXP Semiconductor NV., which combined represented $157.5 million, or approximately 30% of the estimated fair value of our corporate debt securities. As of December 31, 2013 under the Predecessor Company, approximately 55% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, JC Penney Corp. Inc. and NXP Semiconductor NV, which combined represented $104.5 million, or approximately 21% of the estimated fair value of our corporate debt securities.

Other Holdings

Our other holdings primarily consisted of working and royalty interests, marketable and private equity investments, as well as interests in joint ventures and partnerships.

Natural Resources Holdings

Working Interests

During the three months ended September 30, 2014, we closed a transaction whereby certain of our natural resources assets, specifically working interests in oil and gas properties, were merged with certain assets of KKR Natural Resources Funds and Legend Production Holdings, LLC, a portfolio company of Riverstone Holdings LLC, to create a new oil and gas company called Trinity. As of September 30, 2014, the Trinity assets had a carrying value of $146.7 million and were classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on our condensed consolidated balance sheets. The five-year nonrecourse, asset-based revolving credit facility, maturing on November 5, 2015 (the “2015 Natural Resources Facility”), which was used to partially finance these working interests, was terminated with all amounts outstanding repaid as of September 30, 2014.

In addition, during the three months ended September 30, 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent. The five-year non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), which was used to partially finance these natural resources assets, was terminated with all amounts outstanding repaid as of July 1, 2014.

Accordingly, as of September 30, 2014 and December 31, 2013, our working interests had a net carrying value of zero and $359.1 million, respectively, excluding $199.9 million and $50.4 million, respectively, from two assets classified as interests in joint ventures and partnerships on the condensed consolidated balance sheets.

Royalty Interests

In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties. We had approximately 547 and 359 gross productive wells as of September 30, 2014 and December 31, 2013, respectively, in which we own an overriding royalty interest only, and the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of September 30, 2014 and December 31, 2013, had net carrying values of $122.6 million and $41.3 million, respectively.

Equity Holdings

As of September 30, 2014, our equity investments carried at estimated fair value had an aggregate cost amount of $169.8 million and an estimated fair value of $162.8 million. Comparatively, as of December 31, 2013, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our condensed consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $4.5 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $160.6 million and an estimated fair value of $181.2 million.

Interests in Joint Ventures and Partnerships Holdings

As of September 30, 2014, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate estimated fair value of $745.0 million, which includes noncontrolling interests of $65.9 million. As of December 31, 2013, our interests in joint ventures and partnerships had an aggregate estimated fair value of $436.2 million.

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

Our total equity at September 30, 2014 totaled $2.7 billion, which included $65.9 million of noncontrolling interests related to an entity we now consolidate.  Noncontrolling interests represent the equity component held by third parties.  Included in our total equity of $2.5 billion as of December 31, 2013, was accumulated other comprehensive loss totaling $15.7 million.

Under the Predecessor Company, our average common shareholders’ equity and return on average common shareholders’ equity for the four months ended April 30, 2014 was $2.2 billion and 13.8%. Comparatively, our average common shareholders’ equity and return on average common shareholders’ equity for the three and nine months ended September 30, 2013 was $2.1 billion and 6.1% and $2.1 billion and 13.1%, respectively. Return on average common shareholders’ equity is defined as net income available to common shareholders divided by weighted average common shareholders’ equity.

Our book value per common share as of December 31, 2013 was $10.58 and was computed based on 204,824,159 common shares issued and outstanding as of December 31, 2013.

Contributions and Distributions

On June 27, 2014 and July 31, 2014, our board of directors approved the distribution of certain of our private equity and natural resources assets and cash to the Parent as the sole holder of our common shares. The estimated fair value of these distributions totaled approximately $294.6 million at the time of transfer and were completed during the third quarter of 2014.

Also, on June 27, 2014 and July 31, 2014, our board of directors approved the receipt by us of contributions from our Parent of cash, CLO subordinated notes controlled by a third-party, a corporate loan and specialty lending assets. The estimated fair value of these contributions totaled approximately $291.5 million at the time of transfer and were completed during the third quarter of 2014.

Preferred Shareholders

On September 25, 2014, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on October 15, 2014 to preferred shareholders as of the close of business on October 8, 2014.

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

Common Shareholders

On August 11, 2014, our board of directors declared a cash distribution for the quarter ended June 30, 2014 of $297,322 per share to common shareholders of record on August 11, 2014. The distribution was paid on August 12, 2014.

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

LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of September 30, 2014, we had unrestricted cash and cash equivalents totaling $391.6 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (“OC Test”) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, as of September 30, 2014, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (“IC”) tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

Sources of Funds

Cash Flow CLO Transactions

As of September 30, 2014, we had ten Cash Flow CLO transactions outstanding. In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

On September 16, 2014, we closed CLO 9, a $518.0 million secured financing transaction maturing on October 15, 2026. We issued $463.8 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.01%. We also issued $15.0 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 9 collateralize the CLO 9 debt, and as a result, those investments are not available to us, our creditors or shareholders.

During the five months ended September 30, 2014, we issued $15.0 million par amount of CLO 2006-1 Class E notes for proceeds of $15.0 million and $37.5 million par amount of CLO 2007-1 Class E notes for proceeds of $37.6 million.

During the four months ended April 30, 2014, we issued: (i) $61.1 million par amount of CLO 2007-A class D and E notes for proceeds of $61.3 million, (ii) $72.0 million par amount of CLO 2005-1 class D through F notes for proceeds of $71.5 million, (iii) $21.9 million par amount of CLO 2007-1 class E notes for proceeds of $21.9 million, (iv) $29.8 million par amount of CLO 2007-A class G notes for proceeds of $30.2 million and (v) $29.8 million par amount of CLO 2007-A class H notes for proceeds of $30.1 million.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of September 30, 2014, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 are no longer in their reinvestment periods as of September 30, 2014. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding.

During the three and five months ended September 30, 2014, $104.4 million and $301.3 million, respectively, of original CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. Pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of their respective non-call periods. During July 2014, we called CLO 2007-A. As a result, during both the three and five months ended September 30, 2014, we repaid aggregate senior and mezzanine notes totaling $431.0 million.

The remaining CLO 2007-A mezzanine notes totaling $63.9 million were repaid in October 2014. During the four months ended April 30, 2014, $182.6 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. Comparatively, during the three and nine months ended September 30, 2013, an aggregate $190.8 million and $697.1 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2012-1, CLO 2013-1 and CLO 2013-2 will end their reinvestment periods during December 2016, July 2017 and January 2018, respectively. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends.

CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During both the three and five months ended September 30, 2014, $46.6 million of original CLO 2011-1 senior notes were repaid, while during the four months ended April 30, 2014, $39.4 million of original CLO 2011-1 senior notes were repaid. Comparatively, during the three and nine months ended September 30, 2013, $31.7 million and $77.2 million, respectively, of original CLO 2011-1 senior notes were repaid.

Credit Facilities

Senior Secured Credit Facility

On November 30, 2012, we entered into the $150.0 million 2015 Facility. We had the right to prepay loans under the 2015 Facility in whole or in part at any time. Loans under the 2015 Facility bore interest at a rate equal to, at our option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. As of December 31, 2013, we had $75.0 million of borrowings outstanding under the 2015 Facility. On the date of the Merger Transaction, we terminated the 2015 Facility, with all amounts repaid as of March 31, 2014.

Asset-Based Borrowing Facilities

On May 20, 2014, our 2015 Natural Resources Facility was adjusted and reduced to $75.0 million, which was subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The borrowing base was subject to certain caps and concentration limits customary for financings of this type. We had the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bore interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. As of December 31, 2013, we had $50.3 million of borrowings outstanding under the 2015 Natural Resources Facility. On September 30, 2014, the 2015 Natural Resources Facility was terminated in connection with the Trinity transaction, with all amounts outstanding repaid as of September 30, 2014.

On February 27, 2013, we entered into the 2018 Natural Resources Facility, that was subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On May 15, 2014, the 2018 Natural Resources Facility was adjusted and increased to $68.5 million. We had the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bore interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. As of December 31, 2013, we had zero of borrowings outstanding under the 2018 Natural Resources Facility. On July 1, 2014, the 2018 Natural Resources Facility was terminated in connection with our distribution of certain natural resources assets to our Parent, with all amounts outstanding repaid as of July 1, 2014.

As of the termination date for each of the respective credit facilities and December 31, 2013, we believe we were in compliance with the covenant requirements for our credit facilities.

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

Off-Balance Sheet Commitments

We commit to purchase corporate loans in the secondary market, and as such, we bear the risks and benefits of changes in the fair value from the trade date forward. As of December 31, 2013, we had committed to purchase corporate loans with an aggregate par amount totaling $62.7 million. As described above in “Executive Overview — Merger with KKR & Co.”, as of the Effective Date, we account for all corporate loans on trade date. As such, as of September 30, 2014, all corporate loans were included in the condensed consolidated balance sheets. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of September 30, 2014 and December 31, 2013, we had unfunded financing commitments totaling $13.1 million and $17.4 million, respectively.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to total approximately $170.4 million as of September 30, 2014, whereby approximately 42% was related to our credit segment, 36% was related to our other segment and 22% was related to our natural resources segment. Comparatively, we estimated these future contributions to total approximately $325.5 million as of December 31, 2013, whereby approximately 60% was related to our credit segment, 24% was related to our other segment and 16% was related to our natural resources segment.

As of September 30, 2014 and December 31, 2013, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $331.5 million and $231.7 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. As of September 30, 2014 and December 31, 2013, we also had financial guarantees related to our natural resources investments totaling zero and $17.9 million, respectively.

PARTNERSHIP TAX MATTERS

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our taxable income, regardless of whether or when they receive cash distributions. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of our gross ordinary income. If the amount of cash distributed to our Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our Series A LLC Preferred Shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our Series A LLC Preferred Shares may still have a tax liability attributable to their allocation of gross ordinary income from us during such year in the event that cash distributed in a prior year exceeded our gross ordinary income in such year.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its shares would be treated for United States federal income tax purposes as effectively connected income (unless the gain is attributable to a class of our shares that is regularly traded on a securities market and the non-United States person owns 5% or less of the shares of that class). We believe that the fair market value of our investments in United States real property interests represented less than 10% of the total fair market value of our assets during the third quarter of 2014. During the second quarter of 2014, however, we believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets. As a result, although the Treasury regulations are not entirely clear, the IRS could take the position that our shares (other than a class of shares that is regularly traded on a securities market where the non-United States person owns 5% or less of the shares of that class) would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of September 30, 2014, $267.2 million estimated fair value, or 3.9%, of our corporate debt portfolio was denominated in foreign currencies, of which 85.0% was denominated in Euros. In addition, as of September 30, 2014, $119.8 million estimated fair value, or 13.1%, of interests in joint ventures and partnerships and other assets, which includes our equity investments at estimated fair value, was denominated in foreign currencies, of which 39.9% was denominated in Euros, 30.5% was denominated in the British pound sterling and 16.8% was denominated in Canadian dollars.

Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of September 30, 2014, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $372.0 million, all of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of September 30, 2014, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(19,789)
Increase of 2.0%	$(1,444)
Increase of 3.0%	$16,902
Increase of 4.0%	$35,247
Increase of 5.0%	$53,592

As of September 30, 2014, approximately 71.2% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.0%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 2% and 3% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of September 30, 2014, we had interest rate swaps with a contractual notional amount of $442.8 million, of which $317.8 million was related to two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held as of September 30, 2014 (amounts in thousands):

	As of September 30, 2014
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$442,833	$(45,556)
Commodity swaps	—	26
Foreign exchange forward contracts	(372,015)	17,248
Total rate of return swaps	—	233
Options	—	6,038
Total		$(22,011)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of September 30, 2014 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$—	$—	$(7,095)	$(38,461)	$(45,556)
Commodity swaps	26	—	—	—	26
Foreign exchange forward contracts	11,313	5,915	20	—	17,248
Total rate of return swaps	233	—	—	—	233
Total	$11,572	$5,915	$(7,075)	$(38,461)	$(28,049)

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2014 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Contingencies” appearing in Note 10 “Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 27, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 8, 2014, both of which are accessible on the Securities and Exchange Commission’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 23, 2014 and August 19, 2014, certain of the non-employee directors of the Predecessor Company deferred an aggregate $0.3 million of cash distribution in exchange for 13,907 phantom shares pursuant to the KKR Financial Holdings LLC Non-Employee Directors’ Deferred Compensation and Share Award Plan. Each phantom share is the economic equivalent of one of our common shares. The phantom shares become payable, in cash or common shares, at our election, upon the earlier of (i) the first day of January following the applicable non-employee director’s termination of service as a director or (ii) an election date pre-selected by the applicable non-employee director, and in any event in cash or common shares, at the election of the applicable non-employee director, upon the occurrence of a change in control of us. The grants made to our non-employee directors were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof. In connection with the Merger Transaction, each phantom share under KFN’s Non-Employee Directors’ Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remain subject to the terms of the plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

KKR & Co. periodically issues press releases, hosts calls and webcasts, publishes presentations on its website, and files reports with the Securities and Exchange Commission, including, for example, earnings releases containing financial results for its completed fiscal quarters, related conference calls and quarterly reports on Form 10-Q or annual reports on Form 10-K.  Such presentations, reports, calls and webcasts may contain information regarding KFN, which is now a subsidiary of KKR & Co.

Additional information regarding such filings and events may be found at the Investor Center for KKR & Co. L.P. under “Events & Presentations,” “Press Releases” and “SEC Filings”, and KKR’s periodic filings with the SEC are accessible on the Securities and Exchange Commission’s website at www.sec.gov. Such presentations, reports, calls and webcasts whether published on KKR & Co.’s website or filed with the Securities and Exchange Commission are not incorporated by reference in this report and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

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

Date: November 7, 2014