Form 10-K
period 2014-12-31
KKR Financial Holdings LLC
filed 2015-03-31
CIK 1386926

Use these links to rapidly review the document

TABLE OF CONTENTS 2
Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33437

KKR FINANCIAL HOLDINGS LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3801844 (I.R.S. Employer Identification No.)
555 California Street, 50th Floor San Francisco, CA (Address of principal executive offices)	94104 (Zip Code)

Registrant's telephone number, including area code: (415) 315-3620

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares representing limited liability company membership interests	New York Stock Exchange
8.375% Senior Notes due 2041	New York Stock Exchange
7.500% Senior Notes due 2042	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         The aggregate market value of the common shares held by non-affiliates of the registrant as of June 30, 2014 was $0 based on the closing price of the common shares on such date as reported on the New York Stock Exchange.

         The number of shares of the registrant's common shares outstanding as of March 23, 2015 was 100.

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

        This Annual Report on Form 10-K contains a summary of some of the terms of our operating agreement and our Management Agreement. Those summaries are not complete and are subject to, and qualified in their entirety by reference to, all of the provisions of our operating agreement and the Management Agreement. A copy of our operating agreement is included as an exhibit to the quarterly report on Form 10-Q that we filed with the SEC on August 6, 2009, a copy of Amendment No. 1 thereto is included as an exhibit to the annual report on Form 10-K that we filed with the SEC on March 1, 2010, a copy of Amendment No. 2 is included as an exhibit to the current report on Form 8-K that we filed with the SEC on January 11, 2013, a copy of Amendment No. 3 is included as an exhibit to the current report on Form 8-K that we filed with the SEC on June 27, 2014 and a copy of a share designation amending our operating agreement is included as an exhibit to the current report on Form 8-K that we filed with the SEC on January 17, 2013. A copy of our Management Agreement is included as an exhibit to the current report on Form 8-K that we filed with the SEC on May 4, 2007, a copy of the first amendment thereto is included as an exhibit to the current report on Form 8-K that we filed with the SEC on June 15, 2007, a copy of the second amendment thereto is included as an exhibit to the annual report on Form 10-K that we filed with the SEC on February 28, 2013 and a copy of the third amendment thereto is included as an exhibit to the current report on Form 8-K that we filed with the SEC on June 27, 2014. Copies of all such reports and exhibits are available on the SEC website at www.sec.gov.

 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain information contained in this Annual Report on Form 10-K constitutes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections, including, but not limited to, statements regarding our deployment of capital among our strategies, our tax treatment and that of certain of our subsidiaries, the level of future collateralized loan obligation investments, our liquidity and the potential to issue future capital or refinance or replace existing indebtedness. Pursuant to those sections, we may obtain a "safe harbor" for forward-looking statements by identifying and accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words "believe," "anticipate," "intend," "aim," "expect," "strive," "plan," "estimate," and "project," and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, declines in commodity prices, specifically oil and natural gas prices, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

WEBSITE ACCESS TO COMPANY'S REPORTS

        Our Internet website is http://ir.kkr.com/kfn_ir/kfn_overview.cfm. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, at http://ir.kkr.com/kfn_ir/kfn_sec.cfm as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Our Code of Business Conduct and Ethics are available on our website at http://ir.kkr.com/kfn_ir/kfn_governance.cfm. Information on our website does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

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

KKR FINANCIAL HOLDINGS LLC
2014 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

OUR COMPANY

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (our "Manager") with the objective of generating current income. Our holdings primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, interests in joint ventures and partnerships, and royalty interests in oil and gas properties. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.

        The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of December 31, 2014, our CLO transactions consisted of KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1"), KKR Financial CLO 2012-1, Ltd. ("CLO 2012-1"), KKR Financial CLO 2013-1, Ltd. ("CLO 2013-1") KKR Financial, CLO 2013-2, Ltd. ("CLO 2013-2"), KKR CLO 9, Ltd. ("CLO 9") and KKR CLO 10, Ltd. ("CLO10") (collectively the "Cash Flow CLOs"). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

        We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

OUR MANAGER

        Our Manager is a wholly-owned subsidiary of KKR Asset Management LLC, pursuant to an amended and restated management agreement, as amended (the "Management Agreement"). Effective as of September 30, 2014, KKR Asset Management LLC changed its name to KKR Credit Advisors (US) LLC. KKR Credit Advisors (US) LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR"), which is a subsidiary of KKR & Co. L.P. ("KKR & Co.").

        Our Manager is responsible for our operations and performs all services and activities relating to the management of our assets, liabilities and operations. Pursuant to the terms of the Management Agreement, our Manager provides us with our management team, along with appropriate support personnel. All of our executive officers are employees or members of KKR or one or more of its affiliates. Our Manager is under the direction of our board of directors and is required to manage our business affairs in conformity with the investment guidelines that are approved by a majority of our board of directors.

        The executive offices of our Manager are located at 555 California Street, 50th Floor, San Francisco, California 94104 and the telephone number of our Manager's executive offices is (415) 315-3620.

MERGER WITH KKR & CO.

        On December 16, 2013, we announced the signing of a definitive merger agreement pursuant to which KKR & Co. had agreed to acquire all of our outstanding common shares through an exchange of equity through which our shareholders would receive 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN (the "Merger Transaction"). On April 30, 2014, the date of the Merger Transaction, the transaction was approved by our common shareholders and the merger was completed, resulting in KFN becoming a subsidiary of KKR & Co. As of the close of trading on April 30, 2014, our common shares were delisted on the New York Stock Exchange ("NYSE"). However, our 7.375% Series A LLC Preferred Shares ("Series A LLC Preferred Shares"), senior notes and junior subordinated notes remain outstanding and we continue to file periodic reports under the Securities Exchange Act of 1934.

        Pursuant to the merger agreement, on the date of the Merger Transaction, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by our Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN's Non-Employee Directors' Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan. Following the Merger Transaction, KKR Fund Holdings L.P. ("KKR Fund Holdings"), a subsidiary of KKR & Co., became the sole holder of all of our outstanding common shares and is our parent (our "Parent"). The merger was a taxable transaction for our common shareholders for U.S. federal income tax purposes. Our common shareholders generally recognized gain or loss in connection with the merger measured by the difference, if any, between (i) the sum of (a) the fair market value of any KKR common units received, (b) the amount of cash received and (c) their allocable share of our nonrecourse debt immediately prior to the merger and (ii) their adjusted tax basis in our common shares (which included their allocable share of our debt).

        In connection with the Merger Transaction, on April 30, 2014, we terminated our three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the "2015 Facility"), with all amounts outstanding repaid as of March 31, 2014. In addition, we recognized approximately $24.2 million of aggregate transaction costs, including contingent fees owed to our financial and legal advisors. Of this total cost, $22.7 million was recorded during the four months ended April 30, 2014 in the consolidated statements of operations.

        The merger agreement required that we and KKR & Co. coordinate the timing of the declaration of distributions on our respective common equity prior to the closing of the Merger Transaction so that, in any quarter, a holder of our common shares did not receive distributions in respect of both KFN common shares and in respect of the KKR & Co. common units that such holder received in the Merger Transaction. As such, our board of directors did not declare a distribution on our common shares for the first quarter of 2014. Instead, common shareholders who received and held KKR & Co. common units as of the record date for such distribution received KKR & Co.'s distribution of $0.43 per common unit on May 23, 2014.

OUR STRATEGY

        We seek to provide long-term value for our shareholders by deploying capital opportunistically across capital structures and asset classes. As part of our strategy, we seek opportunities in those asset classes that can generate competitive leveraged risk-adjusted returns, subject to maintaining our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act"). We currently expect future capital deployment to be focused on our credit-oriented strategies, largely consisting of bank loans and high yield securities primarily through CLO subsidiaries.

        Our Manager utilizes its access to the global resources and professionals of KKR in order to create a portfolio that is constructed to generate recurring cash flows, long-term capital appreciation and overall competitive returns to investors. We make asset class allocation decisions based on various factors including: relative value, leveraged risk-adjusted returns, current and projected credit fundamentals, current and projected supply and demand, credit risk concentration considerations, current and projected macroeconomic considerations, liquidity, all-in cost of financing and financing availability, and maintaining our exemption from the Investment Company Act.

        As of December 31, 2014, we determined that we operate our business through multiple reportable segments, which are differentiated primarily by their investment focuses.

  •
  Credit ("Credit"): The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, private and public equity investments, and distressed and stressed debt securities.

  •
  Natural resources ("Natural Resources"): The Natural Resources segment consists of non-operated working and overriding royalty interests in oil and natural gas properties, as well as interests in joint ventures and partnerships focused on the oil and gas sector.

  •
  Other ("Other"): The Other segment includes all other portfolio holdings, consisting solely of commercial real estate.

        The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company. For further financial information related to our segments, refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Results" and "Item 8. Financial Statements and Supplementary Data—Note 15. Segment Reporting" of this Form 10-K.

PARTNERSHIP TAX MATTERS

Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our Series A LLC Preferred Shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our gross ordinary income, regardless of whether or when they receive cash distributions. We generally allocate our gross ordinary income using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our Series A LLC Preferred Shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of gross ordinary income. If the amount of cash distributed to our Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our Series A LLC Preferred Shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our Series A LLC Preferred Shares may still have a tax liability attributable to their allocation of our gross ordinary income from us during such year in the event that cash distributed in a prior year exceeded our gross ordinary income in such year.

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

        If we fail to satisfy the "qualifying income exception" described above, our gross ordinary income would not pass through to holders of our Series A LLC Preferred Shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our net income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our Series A LLC Preferred Shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our Series A LLC Preferred Shares and thus could result in a substantial reduction in the value of our Series A LLC Preferred Shares and any other securities we may issue.

Tax Consequences of Investments in Natural Resources and Real Estate

        As referenced above, we have made certain investments in natural resources and real estate. It is likely that the income from natural resources investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our Series A LLC Preferred Shares that are not "United States persons" within the meaning of Section 7701(a)(30) of the Code. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with the conduct of a United States trade or business. Further, our investments in real estate through pass-through entities may generate operating income that is treated as effectively connected with the conduct of a United States trade or business.

        To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our gross ordinary income effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable federal income tax rate to the extent of the holder's allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder's United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such holder's United States federal income tax liability for the taxable year.

        If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange.

Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and equity interests in certain subsidiaries that have elected or intend to elect to be taxed as real estate investment trusts under the Code ("REIT subsidiaries") that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the fourth quarter of 2014. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Services ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

        In addition, all holders of our Series A LLC Preferred Shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our Series A LLC Preferred Shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Kansas, Louisiana, Mississippi, North Dakota, Ohio, Oklahoma, Pennsylvania and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

        For holders of our Series A LLC Preferred Shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a "qualified publicly traded partnership" for purposes of the income and asset diversification tests that apply to regulated investment companies. Although the calculation of our gross income for purposes of this test is not entirely clear, if our calculation of gross income is respected, it is likely that we will not be treated as a "qualified publicly traded partnership" for our 2014 tax year. No assurance can be provided that we will or will not be treated as a "qualified publicly traded partnership" in 2015 or any future year.

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

        The Management Agreement requires our Manager to manage our business affairs in conformity with the Investment Guidelines that are approved by a majority of our board of directors. Our Manager is under the direction of our board of directors. Our Manager is responsible for (i) the selection, purchase and sale of our investments, (ii) our financing and risk management activities, and (iii) providing us with investment advisory services.

        The Management Agreement expired on December 31, 2014, was automatically renewed for a one-year term expiring on December 31, 2015 and will be automatically renewed for a one year term on each anniversary date thereafter, unless terminated. Our board of directors review our Manager's performance periodically and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        We may also terminate the Management Agreement without payment of the termination fee with a 30 day prior written notice for cause, which is defined as (i) our Manager's continued material breach of any provision of the Management Agreement following a period of 30 days after written notice thereof, (ii) our Manager's fraud, misappropriation of funds, or embezzlement against us, (iii) our Manager's gross negligence in the performance of its duties under the Management Agreement, (iv) the commencement of any proceeding relating to our Manager's bankruptcy or insolvency, (v) the dissolution of our Manager, or (vi) a change of control of our Manager. "Cause" does not include unsatisfactory performance, even if that performance is materially detrimental to our business. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Furthermore, our Manager may decline to renew the Management Agreement by providing us with a 180 day prior written notice. Our Manager may also terminate the Management Agreement upon 60 days prior written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

        We do not employ personnel and therefore rely on the resources and personnel of our Manager to conduct our operations. For performing these services under the Management Agreement, our Manager receives a base management fee and incentive compensation based on our performance. Our Manager also receives reimbursements for certain expenses.

Base Management Fee

        We pay our Manager a base management fee quarterly in arrears in an amount equal to 1/4 of our equity, as defined in the Management Agreement, multiplied by 1.75%. We believe that the base management fee that our Manager is entitled to receive is generally comparable to the base management fee received by the managers of comparable externally managed specialty finance companies. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are officers of us, receive no compensation directly from us.

        For purposes of calculating the base management fee, our equity means, for any quarter, the sum of (i) the net proceeds from any issuance of our common shares, after deducting any underwriting discount and commissions and other expenses and costs relating to the issuance, (ii) the net proceeds of any issuances of preferred shares or trust preferred stock (iii) the net proceeds of any issuances of convertible debt or other securities determined to be "equity" by our board of directors, provided that such issuances are approved by our board of directors, and (iv) our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for the repurchases of our common shares. The foregoing calculation of the base management fee is adjusted to exclude special one-time events pursuant to changes in accounting principles generally accepted in the United States of America ("GAAP"), as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges.

        Our Manager is required to calculate the base management fee within forty-five calendar days after the end of each quarter and deliver that calculation to us promptly. We are obligated to pay the base management fee within forty-five calendar days after the end of each quarter. We may elect to have our Manager allocate the base management fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.

        During the year ended December 31, 2014, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee ("Fee Credits"). Specifically, as described in further detail under "The Collateral Management Agreements" below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee. For some of these CLOs, we hold less than 100% of the subordinated notes, with the remainder held by third parties. As a result, the amount of Fee Credits for each applicable CLO was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO's subordinated notes.

        In addition, during 2014, we invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, our Manager agreed to reduce the base management fee payable to our Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. For the eight months ended December 31, 2014 and four months ended April 30, 2014, $15.1 million and $5.3 million, respectively, of net base management fees were earned by our Manager.

        Our Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as our common share closing price on the NYSE reached $20.00 or more for five consecutive trading days. Accordingly, our Manager permanently waived approximately $2.9 million of base management fees during the four months ended April 30, 2014.

Reimbursement of Expenses

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

        We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. The expenses required to be paid by us include, but are not limited to, rent, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors' and officers' liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our shareholders, the costs of printing and mailing proxies and reports to our shareholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors, costs incurred by employees of our Manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we will be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Except as noted above, our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including compensation of our Manager's employees and other related expenses, except that we may elect to have our Manager allocate expenses among us and our subsidiaries, in which case expenses would be paid directly by each entity that received an allocation. For the eight months ended December 31, 2014 and four months ended April 30, 2014, we incurred reimbursable expenses to our Manager of $3.0 million and $2.8 million, respectively.

Incentive Compensation

        In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (i) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted average share of our common shares for such quarter, exceeds (b) an amount equal to (A) the weighted average of the price per share of the common stock of KKR Financial Corp. in its August 2004 private placement and the prices per share of the common stock of KKR Financial Corp. in its initial public offering and any subsequent offerings by KKR Financial Holdings LLC multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of our common shares. The foregoing calculation of incentive compensation will be adjusted to exclude special one-time events pursuant to changes in GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. In addition, any shares that by their terms are entitled to a specified periodic distribution, including our Series A LLC Preferred Shares, will not be treated as shares, nor included as shares offered or outstanding, for the purpose of calculating incentive compensation, and instead the aggregate distribution amount that accrues to these shares during the fiscal quarter of such calculation will be subtracted from our Net Income, before incentive compensation for purposes of clause (i)(A). The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: "Net Income" will be determined by calculating the net income available to shareholders before non-cash equity compensation expense, in accordance with GAAP; and "Ten Year Treasury Rate" means the average of weekly average yield to maturity for United States Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

        Our ability to achieve returns in excess of the thresholds noted above in order for our Manager to earn the incentive compensation described in the preceding paragraph is dependent upon various factors, many of which are not within our control.

        Our Manager is required to compute the quarterly incentive compensation within forty-five calendar days after the end of each fiscal quarter, and we are required to pay the quarterly incentive compensation with respect to each fiscal quarter within five business days following the delivery to us of our Manager's written statement setting forth the computation of the incentive fee for such quarter. We may elect to have our Manager allocate the incentive fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.

        For the eight months ended December 31, 2014 and four months ended April 30, 2014, the Manager earned incentive fees totaling zero and $12.9 million, respectively.

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

Fees Waived

        The collateral manager waived CLO management fees totaling $4.2 million for CLO 2005-2 and CLO 2006-1 during the eight months ended December 31, 2014 and $1.6 million during the four months ended April 30, 2014.

Fees Charged and Fee Credits

        We recorded management fees expense for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1 and CLO 2013-2 during the year ended December 31, 2014.

        Beginning in June 2013, our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these three CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO's subordinated notes. Similarly, the Manager credited us the CLO management fees from CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.

        During the eight months ended December 31, 2014 and four months ended April 30, 2014, we recorded aggregate collateral management fees expense totaling $18.6 million and $11.0 million, respectively, of which we received Fee Credits totaling $10.0 million and $8.1 million, respectively to offset the quarterly base management fees payable to our Manager.

COMPETITION

        Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. A number of entities compete with us to make the types of investments that we make. We compete at varying levels with financial companies, oil and natural gas companies, public and private funds, commercial and investment banks and commercial finance companies. Some of the competitors are large and may have greater financial and technical resources and greater access to deal flow than are available to us. In addition, some competitors may have a lower cost of funds than us and access to financing sources that are not available to us. Finally, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

        We cannot assure that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we do not offer any assurance that we will be able to identify and make investments that are consistent with our investment objectives.

STAFFING

        We do not have any employees. We are managed by KKR Financial Advisors LLC, pursuant to the Management Agreement. Our Manager is a wholly-owned subsidiary of KKR Credit Advisors (US) LLC and all of our executive officers are employees of KKR or one or more of its affiliates.

INCOME TAXES

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state and foreign taxes. Holders of our Series A LLC Preferred Shares will be allocated a share of our gross ordinary income for our taxable year ending within or with their taxable year. Holders of our Series A LLC Preferred Shares will not be allocated any gains or losses from the sale of our assets.

        We hold equity interests in certain REIT subsidiaries under the Code. A REIT is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.

        We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the eight months ended December 31, 2014 and four months ended April 30, 2014 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.

        CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

REIT MATTERS

        We own equity interests in entities that have elected or intend to elect to be taxed as REITs. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT's total assets must be "real estate assets" as defined in the Code. The Code also requires that each year at least 75% of a REIT's gross income come from real estate sources and at least 95% of a REIT's gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2014, we believe our REITs were in compliance with all requirements necessary to be taxed as a REIT. However, the sections of the Code and the corresponding United States Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and qualification and taxation as a REIT depends upon the ability to meet various qualification tests imposed under the Code (such as those described above), including through actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that any REIT in which we own an equity interest will be deemed to have been organized and to have operated, or to continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.

RESTRICTIONS ON OWNERSHIP OF OUR SHARES

        Due to limitations on the concentration of ownership of a REIT imposed by the Code, our amended and restated operating agreement, among other limitations, generally prohibits any shareholder from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our Series A LLC Preferred Shares. Our board of directors has discretion to grant exemptions from the ownership limit, subject to terms and conditions as it deems appropriate.

REGULATION OF THE OIL AND NATURAL GAS INDUSTRY

        We have made investments in the oil and natural gas industry. The operations underlying these investments are substantially affected by federal, state and local laws and regulations. In particular, oil and natural gas production and related operations are, or have been, subject to price controls, taxes and numerous other laws and regulations, including those relating to the transportation of oil and natural gas. All of the jurisdictions in which we own properties for oil and natural gas production have statutory provisions regulating the exploration for and production of oil and natural gas, including provisions related to permits for the drilling of wells, bonding requirements to drill or operate wells, the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, sourcing and disposal of water used in the drilling and completion process and the abandonment of wells. The operations underlying our investments are also subject to various conservation laws and regulations. These include regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in an area, and the unitization or pooling of oil and natural gas wells, as well as regulations that generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability or fair apportionment of production from fields and individual wells.

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

IRAN SANCTIONS RELATED DISCLOSURE

        Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" knowingly engaged in certain specified activities during the period covered by the report. We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2014.

ITEM 1A.    RISK FACTORS

        Our investors should carefully consider the risks described below and the information contained in this Annual Report on Form 10-K and other filings that we make from time to time, including our consolidated financial statements and accompanying notes. Any of the following risks could materially adversely affect our business, financial condition or results of operations. The risks described below are not the only risks we face. We have only described the risks we consider to be material. However, we may face additional risks that are viewed by us as not material or are not presently known to us.

RISKS RELATED TO OUR OPERATIONS, BUSINESS STRATEGY AND INVESTMENTS

Our business and the businesses in which we invest are materially affected by conditions in the global financial markets and economic conditions generally.

        Our business and the businesses of the companies in which we invest are materially affected by conditions in the global financial markets and economic conditions generally, such as interest rates, availability and cost of capital, inflation rates, economic uncertainty, default rates, commodity prices, currency exchange rates, changes in laws (including laws relating to taxation), downgrades in the credit ratings of the United States or other developed nations and other national and international political circumstances. While the adverse effects of the unprecedented turmoil in the global credit and securities markets in late 2007 through early 2009 have abated, ongoing developments in the United

States and global financial markets following that period, market volatility, slow economic growth and regulatory developments continue to illustrate that the current environment is still one of uncertainty.

        These economic conditions resulted in, and may in future again result in, significant declines in the values of nearly all asset classes, a serious lack of liquidity in the credit markets, increases in margin calls for investors, requirements that derivatives counterparties post additional collateral, redemptions by mutual and hedge fund investors and outflows of client funds across the financial services industry. Although the global financial markets continued to recover in 2014, there can be no assurance that these markets will continue to improve and an elevated unemployment rate in the United States, slow recovery in many real estate markets, recessions in a number of European nations and slowing growth in developing countries all highlight the fact that economic conditions are still unstable and unpredictable. Also it is believed that the Federal Reserve may raise interest rates in the coming year, thus raising the cost of financing and possibly slowing economic growth in the United States. If the overall business environment worsens, our results of operations may be adversely affected.

        In addition, low interest rates related to monetary stimulus and economic stagnation may negatively impact expected returns on all types of investments as the demand for relatively higher return assets increases and the supply decreases. Certain of our investments focused on the development of oil and natural gas properties have suffered and may continue to suffer from a decline in commodity prices.

Dislocations in the corporate credit sector could adversely affect us and one or more of our lenders, which could result in increases in our borrowing costs, reductions in our liquidity and reductions in the value of the investments in our portfolio.

        Dislocations in the corporate credit sector, such as those experienced beginning in the third quarter of 2007 through the beginning of 2011, could adversely affect one or more of the counterparties providing funding for our investments and could cause those counterparties to be unwilling or unable to provide us with additional financing which may adversely affect our liquidity and financial condition. This could potentially limit our ability to finance our investments and operations, increase our financing costs and reduce our liquidity. If one or more major market participants were to fail or withdraw from the market, it could negatively impact the marketability of all fixed income securities and this could reduce the value of the securities in our portfolio. Furthermore, if one or more of our counterparties were unwilling or unable to provide us with ongoing financing, we could be forced to sell our investments at a time when prices are depressed.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations. If we are unable to raise funding from these external sources, we may be forced to liquidate certain of our assets and our results of operations may be adversely affected.

        Liquidity is essential to our business. Our liquidity could be substantially adversely affected by an inability to access the secured lending markets or an inability to raise funding in the long-term or short-term debt capital markets. Factors that we cannot control, such as disruptions in the financial markets, increases in borrowing rates, the ongoing economic difficulties in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible downgrades in the credit ratings of United States debt, changes to tax laws, contractions or limited growth in the economy or negative views about corporate credit investing and the specialty finance industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could develop if we incur large trading losses, or we suffer a decline in the level of our business activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment portfolio, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and may have a negative impact on our securities and any additional securities we may issue.

We may not realize gains or income from our investments.

        We seek to generate current income. The assets in which we invest may not appreciate in value, however, and, in fact, may decline in value, and the debt securities in which we invest may default on interest and/or principal payments. Accordingly, we may not be able to realize gains or income from our investments. Additionally, any gains that we do realize may not be sufficient to offset any other losses we experience or offset our expenses.

We leverage a portion of our portfolio investments, which may adversely affect our return on our investments and may reduce cash available for distribution.

        We leverage a portion of our portfolio investments through borrowings, generally through the use of securitizations, including the issuance of CLOs, and other secured and unsecured borrowings. The percentage of leverage varies depending on lenders' and rating agencies' estimate of the stability of the portfolio investments' cash flow. Our ability to generate returns on our investments would be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed.

We may change our investment strategies without shareholder consent, which may result in our making investments that entail more risk than our current investments.

        Our investment strategy may evolve, in light of existing market conditions and investment opportunities, and this evolution may involve additional risks. Investment opportunities that present unattractive risk-return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. We may not be successful in executing or managing the complexities of new investment strategies. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore have adverse effects on our financial condition. Changes in investment strategies may involve a number of risks, including that the expected results will not be achieved and that new strategies may draw capital or management attention from existing investments or otherwise conflict with or detract from the value of existing investments. A change in our investment strategy may also increase our exposure to interest rate, commodity, foreign currency, or credit market fluctuations as well as industry-specific risks. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.

We make non-United States dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.

        From time to time, we make investments that are denominated in foreign currencies. For example, as of December 31, 2014, $289.6 million estimated fair value, or 4.1%, of our corporate debt portfolio was denominated in foreign currencies, of which 86.7% was denominated in Euros. In addition, as of December 31, 2014, $117.1 million estimated fair value, or 14.6%, of our interests in joint ventures and partnerships, equity investments and other investments were denominated in foreign currencies, of which 41.9% was denominated in Euros, 33.7% was denominated in the British pound sterling and 13.7% was denominated in Canadian dollars. A change in foreign currency exchange rates, in particular that of the Euro relative to the United States dollar, may have an adverse impact on returns on any of these non-dollar denominated investments. For example, our returns on these investments may be adversely affected by events in Eurozone countries that could cause the euro to fall versus the dollar such as defaults on sovereign debt, rating downgrades, continued economic contraction, the need for further financial relief of impacted countries, successions from the Eurozone or the perception that any such event may occur. See "Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risks" in Item 7A of this Annual Report for further information about our currency rate exposure.

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

        Our investment portfolio is and may continue to be concentrated in a limited number of companies and industries. This lack of diversification may subject our investment portfolio to more rapid changes in value than would be the case if our assets were more widely diversified. For example, as of December 31, 2014, the twenty largest issuers which we have invested in represented approximately 36% of our total debt investment portfolio on an estimated fair value basis. As a result, our results of operations and financial condition may be adversely affected if a small number of borrowers default in their obligations to us or if we need to write down the value of any one investment. Moreover, securities are recorded at estimated fair value and our net income may be adversely affected if these fair value determinations are materially higher than the values that we ultimately realize upon disposal of such securities. Additionally, a downturn in any particular industry in which we are invested could also negatively impact our results of operations and our ability to pay distributions. For example, as of December 31, 2014, we had approximately 20% of our total debt investment portfolio on an estimated fair value basis in two industries—Healthcare, Education and Childcare and Diversified/Conglomerate Services.

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

        Our CLOs generally have periods during which, subject to certain restrictions, their managers can sell or buy assets at their discretion and can reinvest principal proceeds into new assets, commonly referred to as a "reinvestment period". Outside of a reinvestment period, the principal proceeds from the assets held in the CLO must generally be used to pay down the related CLO's debt, which causes the leverage on the CLO to decrease. Such leverage decreases may cause our return on investment to decline. In addition, in the past the ability to reinvest has been important in maintaining compliance with the overcollateralization and interest coverage tests for certain of our CLOs. Outside of a reinvestment period, our ability to maintain compliance with such tests for that CLO may be negatively impacted. Of our Cash Flow CLOs, CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9 and CLO 10 are still in their reinvestment periods, which will end in December 2016, July 2017, January 2018, October 2018, and December 2018, respectively. In addition, CLO 2011-1 has no reinvestment period and is an amortizing static pool CLO transaction.

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

        During an economic downturn, the CLOs in which we invest may experience increases in downgrades, depreciations in market value and defaults in respect of their collateral. The CLOs' portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO's manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, discounted assets and assets rated "CCC" or lower in excess of applicable limits in the CLO issuers' investment criteria are not given full par credit for purposes of calculation of the CLO issuers' over-collateralization tests. As a result, these CLOs may fail one or more of their over-collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO securities in favor of investors more senior than us in right of repayment, until the relevant over-collateralization tests are satisfied. This diversion of cash flows may have a material adverse impact on our business. In addition, it is possible that our Cash Flow CLOs' collateral could be depleted before we realize a return on our cash flow CLO investments.

        At various times during the credit crisis, a number of our CLOs were out of compliance with the compliance tests outlined in their respective indentures. Although all of our CLOs were in compliance as of December 31, 2014, there can be no assurance that all of our CLOs will remain in compliance with their respective compliance tests during 2015 and that we will not, as a result, be required to pay cash flows to the senior note holders of the CLOs that were out of compliance that we would otherwise have expected to receive from our CLOs.

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

The derivatives that we use to hedge against interest rate, foreign currency and commodity exposure are volatile and may adversely affect our results of operations, which could adversely affect our ability to make payments due on our indebtedness.

        From time to time, we enter into various derivative transactions as part of our strategy to manage or "hedge" our risk related to interest rates, holdings denominated in foreign currencies and energy prices in connection with our natural resources investments. Generally, derivatives are financial contracts whose values depend on, or are derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. We enter into swaps, including interest rate and credit default swaps, in addition to options, forwards and futures, to pursue our hedging and risk management strategy. However, in the future, we may enter into additional derivative instruments as part of these or other hedging and risk management strategies. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held, market prices for natural resources, and other changing market conditions. These hedging instruments may fail to protect us from interest rate, foreign currency or commodity price volatility or could adversely affect us because, among other things:

  •
  hedging instruments can be expensive, particularly during periods of volatility in interest rates, foreign currency, commodity prices and the prices of reference instruments;

  •
  available hedging instruments may not correspond directly with the risk for which protection is sought;

  •
  changes in the value of a derivative may not correlate perfectly with (and may vary materially from) changes in the value of the underlying asset, reference rate or index being hedged

  •
  due to their complexity and, in some cases, the difficulty of price discovery, the use of derivatives involves the risk of mispricing and/or improper valuation;

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

        As a result of market disruption as well as highly publicized financial scandals in past years, regulators and investors have exhibited concerns over the integrity of the United States financial markets, and the business in which we operate both in and outside the United States will be subject to new or additional regulations. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the Commodity Futures Trading Commission ("CFTC") or other United States governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

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

        Many of the Dodd-Frank Act's provisions are subject to final rulemaking by the United States financial regulatory agencies, and the implications of the Dodd-Frank Act for our business will depend to a large extent on how such rules are adopted and implemented by various United States financial regulatory agencies, such as the FSOC, CFTC and SEC. For example, if the FSOC were to determine that we are a systemically important nonbank financial company, we would be subject to a heightened degree of regulation and supervision. In addition, the CFTC and SEC have proposed or adopted rules to establish a new regulatory framework for swaps and security-based swaps which could limit our positions or trading in such instruments. Additionally, federal banking and housing agencies finalized rules implementing the Dodd-Frank Act's five percent risk retention requirement for originators of asset-backed securities. Such rules could disrupt the issuance of certain-asset backed securities and reduce our deal flow. We continue to analyze the impact of rules adopted under the Dodd-Frank Act. However, the full impact on our business and the markets in which we operate will not be known until the rules, and other regulatory initiatives that overlap with the rules, are finalized and their combined impacts can be understood.

        In addition, in August 2013, the Financial Stability Board, an international body of which the United States is a member, issued set of policy recommendations to strengthen oversight and regulation of the so-called "shadow banking system", broadly described as credit intermediation involving entities and activities outside the regular banking system, such as private equity funds and hedge funds. The policy recommendations outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework, including a "toolkit" of potential regulatory responses that national regulators could employ to reduce systemic risk. While at this stage it is difficult to predict the type and scope of any new regulations that may be adopted by member countries, if such regulations were to extend the regulatory and supervisory requirements currently applicable to banks, such as capital and liquidity standards, to our business, or were to otherwise classify all or a portion of our business as "shadow banking," our regulatory and operating costs, as well as the public scrutiny we face, would increase, which may have a material adverse effect on our business.

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

        In addition, the financial markets are subject to comprehensive statutes, regulations and margin requirements. For example, the Dodd-Frank Act is designed to impose stringent regulation on the over-the-counter derivatives market in an attempt to increase transparency and accountability and provides for, among other things, new clearing, execution, margin, reporting, recordkeeping, business conduct, disclosure, position limit, minimum net capital and registration requirements. Although the CFTC has released final rules relating to clearing, execution, reporting, risk management, compliance, position limit, anti-fraud, consumer protection, portfolio reconciliation, documentation, recordkeeping, business conduct and registration requirements under the Dodd-Frank Act, many of the provisions are subject to further final rulemaking, and thus the Dodd-Frank Act's ultimate impact remains unclear. New regulations could, among other things, restrict our ability to engage in derivatives transactions (for example, by making certain types of derivatives transactions no longer available to us), increase the costs of using these instruments (for example, by increasing margin, capital or reporting requirements) and/or make them less effective and, as a result, we may be unable to execute our investment strategy. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments, affect the pricing or other factors relating to these instruments or may change the availability of certain investments. It is unclear how the regulatory changes will affect counterparty risk.

        Furthermore, for entities designated by the CFTC or the SEC as "swap dealers", "security-based swaps dealers", "major swap participants" or "major security-based swap participants", the Dodd-Frank Act imposes new regulatory, reporting and compliance requirements. On May 23, 2012, a joint final rulemaking by the CFTC and the SEC defining these key terms was published in the Federal Register. Based on those definitions, we do not believe that we would be a swap dealer, security-based swap dealer, major swap participant or major security-based swap participant at this time. If we are later designated as a swap dealer, security-based swap dealer, major swap participant or major security-based swap participant, our business will be subject to increased regulation, including registration requirements, additional recordkeeping and reporting obligations, external and internal business conduct standards, position limits monitoring and capital and margin thresholds.

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

        As of December 31, 2014, we had approximately $657.3 million par amount of total recourse debt outstanding.

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

        A breach of any of the covenants in certain of our debt agreements could result in a default under our 8.375% senior notes due November 15, 2041 ("8.375% Notes") and 7.500% senior notes due March 20, 2042 ("7.500% Senior Notes"). If a default occurs under any of these obligations and we are not able to obtain a waiver from the requisite debt holders, then, among other things, our debt holders could declare all outstanding principal and interest to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our securities to decline significantly. We could also be forced into bankruptcy or liquidation.

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

        If our cash flows and capital resources are insufficient to fund our debt service obligations, we will likely face increased pressure to dispose of assets, seek additional capital or restructure or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations. For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In the absence of improved operating results and access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

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

        As of December 31, 2014, approximately $128.9 million of our recourse borrowings, consisting of certain of our junior subordinated notes issued in connection with our trust preferred securities, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may use interest rate derivatives such as interest rate swap agreements to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, such hedging may increase our costs of funding. We cannot provide assurances that we will be able to enter into interest rate hedges that effectively mitigate our exposure to interest rate risk.

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

Declines in the fair values of our investments may adversely affect our results of operations and credit availability, which may adversely affect, in turn, our ability to make payments due on our indebtedness.

        All of our investments, excluding our oil and gas properties, net, are carried at estimated fair value. Changes in the fair values of certain assets will directly affect our results of operations as unrealized gains or losses in each period even if no sale is made.

        A decline in the market value of our assets may adversely affect our results of operations, particularly in instances where we have borrowed money based on the market value of those assets. If the market value of those assets declines, the lender may require us to post additional collateral to support the loan. If we were unable to post the additional collateral, we would have to sell the assets at a time when we might not otherwise choose to do so. A reduction in credit available may adversely affect our results of operations and our ability to make payments due on our indebtedness.

        Further, financing counterparties may require us to maintain a certain amount of cash or to set aside unlevered assets sufficient to maintain a specified liquidity position intended to allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly because we may be required to sell our investments at distressed prices in order to meet such margin or liquidity requirements.

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

Purported class action complaints have been filed against KFN, KFN's board of directors and the other parties to the merger agreement and an unfavorable judgment or ruling in these lawsuits could result in substantial costs.

        A number of class action lawsuits were filed challenging the Merger Transaction, one of which was dismissed but pending appeal. The lawsuit named as defendants some or all of KFN, KKR & Co., the individual members of KFN's board of directors, and the other parties to the merger agreement. Among other remedies, plaintiffs to the remaining active lawsuit have sought declaratory relief concerning alleged breaches of fiduciary duties, compensatory damages, attorneys' fees and costs and other relief. These lawsuits have already resulted in legal costs for KFN, including costs associated with indemnification of directors, and if the remaining lawsuit is not dismissed or otherwise resolved, it could result in substantial additional costs to KFN to the extent not covered by insurance. There can be no assurance that any of the defendants will prevail in the pending litigation or in any future litigation. The defense or settlement of any lawsuit or claim may adversely affect the combined organization's business, financial condition or results of operations.

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

        The success of the drilling, development and production of the oil and natural gas properties in which we had and may have working interests is substantially dependent upon the decisions of third-party operators and their diligence to comply with various laws, rules and regulations affecting such properties. Likewise, the success of our commercial real estate and the specialty lending-focused businesses in which we invest depends upon the skill, ability, risk assessments and decisions of third party operators. The decisions of these third-party operators as well as any failure to perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations could result in material adverse consequences to our interest in such investments. Our natural resources investments in particular are subject to complex environmental laws and regulations. Such adverse consequences could result in liabilities to us, reduce the value of our interests in such investments and adversely affect our cash flows from such investments and our results of operations. In addition, our royalty interests in oil and natural gas properties are predicated on the overall operating performance of third party operators, which could result in a reduction in value of our royalty interests and adversely affect our cash flows from such investments.

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

If commodity prices decline and remain depressed for a prolonged period, a significant portion of any development projects may become uneconomic and cause write downs of the value of our oil and natural gas properties, which may reduce the value of our natural resources investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.

        Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. For example, for the five years ended December 31, 2014, the WTI oil spot price ranged from a high of $113.39 per Bbl to a low of $53.45 per Bbl, while the Henry Hub natural gas spot price ranged from a high of $8.15 per MMBtu to a low of $1.82 per MMBtu. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, including:

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

        The value of our natural resources assets generally increase or decrease with the increase or decrease, respectively, of commodity prices, which could have a material adverse effect on our results of operations.

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

RISKS RELATED TO OUR MANAGEMENT AND OUR RELATIONSHIP WITH OUR MANAGER

As the sole beneficial owner of our outstanding common shares, KKR Fund Holdings controls our corporate decisions and KKR Fund Holdings' interests as a common shareholder may conflict with the interests of the holders of our debt or our Series A LLC Preferred Shares.

        KKR Fund Holdings, as the sole beneficial owner of our outstanding common shares, has the power to appoint all of our directors and control our corporate decisions, including decisions regarding the focus of our operations and our strategies and with respect to significant corporate transactions such as mergers and acquisitions, asset sales, borrowings, issuances of securities and our dissolution, as well as amendments to our Operating Agreement and Management Agreement, subject to compliance with our contractual obligations. To the extent permitted under our financing arrangements, KKR Fund Holdings may also cause us to pay distributions including distribution of assets or make loans for its benefit. The interests of KKR Fund Holdings may not in all cases be aligned with those of the holders of our debt or Series A LLC Preferred Shares.

As the indirect parent of our Manager, an affiliate of KKR manages and operates our business and the interests of affiliates of KKR may conflict with the interests of the holders of our debt or our Series A LLC Preferred Shares.

        We have no employees and all of our executive officers are employees of our Manager, which may result in conflicts of interest for our management. Our Manager, and its officers and employees, allocate a portion of their time to businesses and activities that are not related to, or affiliated with us and, accordingly, its officers and employees do not spend all of their time managing our activities and our investment portfolio. We expect that the portion of our Manager's time and that of our executive officers that is allocated to other businesses and activities will increase in the future as our Manager and KKR expand their investment focus to include additional investment vehicles, including vehicles that compete more directly with us, which may cause our business, financial condition and results of operations to suffer.

        Further, our Management Agreement with our Manager was negotiated in 2007 between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. See the risk factor entitled "Our Manager's liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities."

We qualify for a number of exemptions from the corporate governance and other requirements of the NYSE.

        We are a controlled company, have no common equity registered pursuant to the Exchange Act and are a subsidiary of another listed company. These qualities qualify us for exceptions from most corporate governance and related requirements of the rules of the NYSE. Pursuant to these exceptions, we may elect, and have elected, not to comply with most corporate governance requirements of the NYSE, including, without limitation, the requirements: (i) that the listed company have a majority of independent directors, (ii) that the listed company have an audit committee composed entirely of independent directors and persons with qualifying levels of financial literacy and expertise; (iii) that the listed company have a compensation committee composed entirely of independent directors; (iv) that the compensation committee be required to consider certain independence factors when engaging compensation consultants, legal counsel and other committee advisers and (v) that the listed company have a nominating and corporate governance committee. Accordingly, you do not have the same protections afforded to equity holders of entities that are subject to all of the corporate governance requirements of the NYSE.

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

If our Manager ceases to be our manager pursuant to the Management Agreement the availability of and cost of future financing to us may be adversely affected.

        Financial institutions and investors that finance our investments or may finance future investments may require that our Manager continue to manage our operations pursuant to the Management Agreement as a condition to making financing available to us at all or on attractive terms. If our Manager ceases to be our manager for any reason and we are not able to obtain financing, our growth may be limited or we may be forced to sell our investments at a loss.

Our board of directors has approved very broad investment policies for our Manager and does not approve individual investment decisions made by our Manager except in limited circumstances.

        Our Manager is authorized to follow very broad investment policies (our "Investment Policies"). Our board of directors generally does not approve any individual investments, other than approving a limited set of transactions with affiliates that require the prior approval of the Affiliated Transactions Committee of our board of directors. Furthermore, transactions entered into by our Manager may be difficult or impossible to terminate or unwind. Our Manager has significant latitude within the broad parameters of the Investment Policies in determining the types of assets it may decide are proper investments for us.

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

        To the extent KKR or its affiliates is the owner of a majority of the outstanding equity securities of such companies, KKR or its affiliates may have the ability to elect all of the members of the board of directors of a company we invest in and thereby control its policies and operations, including the appointment of management, future issuances of shares or other securities, the payments of dividends, if any, on its shares, the incurrence of debt by it, amendments to its certificate of incorporation and bylaws and entering into extraordinary transactions, and the interests of KKR and its affiliates may not in all cases be aligned with our interests. In addition, with respect to companies in which we have an equity investment, to the extent that KKR or its affiliates is the controlling shareholder it may be able to determine the outcome of all matters requiring shareholder approval and will generally be able to cause or prevent a change of control of a company we invest in or a change in the composition of its board of directors and could preclude any unsolicited acquisition of that company regardless as to whether we agree with such determination. So long as KKR or its affiliates continues to own a significant amount of the voting power of a company we invest in, even if such amount is less than 50%, it will continue to influence strongly, or effectively control, that company's decisions. Our interests with respect to the management, investment decisions, or operations of those companies may at times be in conflict with those of KKR. In addition, to the extent that affiliates of our Manager or KKR invest in companies in which we have an investment, similar conflicts between our interests and theirs may arise. In addition, our Manager has implemented policies and procedures to mitigate potential conflicts of interest, which policies impose limitations on our ability to make certain investments in companies affiliated with KKR.

        In addition, our interests and those of KKR or its affiliates may at times be in conflict because the CLO issuers in whom we invest hold corporate leveraged loans the obligors on which are KKR-affiliated companies. KKR or its affiliates may have an interest in causing such companies to pursue acquisitions, divestitures, exchange offers, debt restructurings and other transactions that, in the judgment of KKR or its affiliates, could enhance its equity investment, even though such transactions might involve risks to holders of indebtedness, which include our CLO issuers. For example, KKR or its affiliates could cause a company that is the obligor on a loan held by one of our CLO issuers to make acquisitions that increase its indebtedness or to sell revenue generating assets, thereby potentially decreasing the ability of the company to repay its debt. In cases where a company's debt undergoes a restructuring, the interests of KKR or its affiliates as an equity investor and our CLO issuers as debt investors may diverge, and KKR or its affiliates may have an interest in pursuing a restructuring strategy that benefits the equity holders to the detriment of the lenders, such as our CLO issuers. This risk may be exacerbated in the current economic environment given reduced liquidity available for debt refinancing, among other factors.

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

        Our Management Agreement with our Manager does not prevent our Manager and its affiliates from engaging in additional management or investment opportunities. The Management Agreement does not restrict our Manager and its affiliates from raising, sponsoring or advising any new investment fund, company or other entity, including a REIT, or holding proprietary investment accounts. As a result, our Manager and its affiliates, including KKR, currently are engaged in and may in the future engage in management or investment opportunities on behalf of others or themselves that would have been suitable for us and we may have fewer attractive investment opportunities.

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

        KKR and its affiliates, including the parent of our Manager, manage several private equity, credit, energy and natural resources, and real estate funds, as well as other funds and separately managed accounts, and we believe that KKR and its affiliates, including the parent of our Manager, will establish and manage other investment entities in the future. Certain of these investment entities have, and any newly created entities may have, an investment focus similar to our focus. In addition, if our investment strategy evolves, our investment objectives may overlap with an increasing number of such entities. As a result we compete with these entities and may compete with an increasing number of such entities for access to the benefits that our relationship with KKR provides to us. Our ability to continue to engage in these types of opportunities in the future depends, to a significant extent, on competing demands for these investment opportunities by other investment entities established by KKR and its affiliates. To the extent that we and other KKR affiliated entities or related parties compete for investment opportunities, there can be no assurances that we will get the best of those opportunities or that the performance of the investments allocated to us, even within the same asset classes, will perform as favorably as those allocated to others.

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

        The management compensation structure to which we have agreed with our Manager may cause our Manager to invest in high risk investments or take other risks, which, if they result in a loss, could harm our financial results. In addition to its base management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of specified levels of net income. See "Item 1. Business—Management Agreement" for further information regarding our management compensation structure. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, our Manager's compensation is partly based on GAAP results, which may not always correlate to economic results that increase the value of our shares. As a result, our Manager may still receive management fees and incentive compensation even in times of poor economic financial results that precipitate a decline in the value of our shares.

TAX RISKS

Holders of our Series A LLC Preferred Shares will be subject to United States federal income tax and generally other taxes, such as state, local and foreign income tax, on their share of our gross ordinary income, regardless of whether or when they receive any cash distributions from us, and may recognize income or have tax liability in excess of our cash distributions.

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our Series A LLC Preferred Shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our items of gross ordinary for each of our taxable years ending with or within the holder's taxable year, regardless of whether or when they receive cash distributions. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our gross ordinary income for the taxable year to be allocated to our Series A LLC Preferred Shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of our gross ordinary income. If the amount of cash distributed to our Series A LLC Preferred Shares in a year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to such Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our Series A LLC Preferred Shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our Series A LLC Preferred Shares may still have a tax liability attributable to their allocation of our gross ordinary income in the event that cash distributed in a prior year exceeded our gross ordinary income in such year. Accordingly, each shareholder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities.

If we were treated as a corporation for United States federal income tax purposes, all of our income would be subject to an entity-level tax, which could result in a material reduction in cash flow and after-tax return for holders of our Series A LLC Preferred Shares and thus, could result in a substantial reduction in the value of our Series A LLC Preferred Shares and any other securities we may issue.

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

        If we fail to satisfy the "qualifying income exception" described above, our gross ordinary income would not pass through to holders of our Series A LLC Preferred Shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our Series A LLC Preferred Shares would be taxable as ordinary dividend income to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our Series A LLC Preferred Shares and thus could result in a substantial reduction in the value of our Series A LLC Preferred Shares and any other securities we may issue.

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

We cannot predict the tax liability attributable to our Series A LLC Preferred Shares for any particular holder of our Series A LLC Preferred Shares.

        Each holder of our Series A LLC Preferred Shares will determine its tax liability attributable to its ownership of our Series A LLC Preferred Shares based on its own unique circumstances. Holders of our Series A LLC Preferred Shares may have different tax liabilities attributable to our Series A LLC

Preferred Shares for many reasons unique to the holders, including among other things, alternative minimum tax liabilities or the holder's status as a non-United States person or tax-exempt entity. As a result, we cannot predict the tax liability attributable to our Series A LLC Preferred Shares for any particular holder, and such tax liability may exceed the amount of cash actually distributed to such holder for the year.

We have made and may make investments, such as investments in natural resources and real estate, that generate income that is treated as "effectively connected" with a United States trade or business with respect to holders of our Series A LLC Preferred Shares that are not "United States persons."

        We have made and may make investments, such as investments in natural resources and real estate, that generate income that is treated as "effectively connected" with a United States trade or business with respect to holders that are not "United States persons" within the meaning of section 7701(a)(30) of the Code. It is likely that income from our natural resources investments will be treated as effectively connected income. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with a United States trade or business. Our investments in real estate may also generate income that would be treated as effectively connected income. To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return (and possibly state income tax returns) for such year reporting its allocable share, if any, of our gross ordinary income effectively connected with such trade or business and (ii) pay United States federal income tax (and possibly state income tax) at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable federal income tax rate to the extent of the holder's allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder's United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such person's United States federal income tax liability for the taxable year.

        If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the gain from the sale or exchange. Moreover, if the fair market value of our investments in "United States real property interests," which include our investments in natural resources, real estate and certain REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as "United States real property interests." In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income tax on the sale or exchange.

Holders of our Series A LLC Preferred Shares may be subject to foreign, state and local taxes and return filing requirements as a result of investing in our Series A LLC Preferred Shares.

        In addition to United States federal income taxes, holders of our Series A LLC Preferred Shares may be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible property taxes that are imposed by the various jurisdictions in which we conduct business or own property, even if the holders of our Series A LLC Preferred Shares do not reside in any of those jurisdictions. For example, our holders may have state filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, our holders may be required to file foreign, state and local income tax returns and pay foreign, state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each holder to file all United States federal, state and local tax returns that may be required of such holder.

Holders of our Series A LLC Preferred Shares may be subject to California income taxes or withholding on their allocable share of our gross ordinary income.

        Our Manager has offices in California, and thus we could be deemed to have California source income. Based on our current and anticipated investment activities, we believe that holders of our Series A LLC Preferred Shares who are not residents of California and corporate holders of our Series A LLC Preferred Shares who do not have other income derived from California should not be subject to California income taxes on their share of our gross ordinary income. However, no assurance can be provided that our future activities will not cause holders of our Series A LLC Preferred Shares who are not residents of California and such corporate holders of our Series A LLC Preferred Shares to be subject to California income tax on all or a portion of their share of our income or gains, and no assurance can be provided that the California Franchise Tax Board will not successfully challenge our current position that such holders are not subject to California income tax on their share of our income and gains. If it were determined that we had California source income, we would be required to withhold at a rate of 7% of the distributions of California source income to domestic (non-foreign) nonresident holders of our Series A LLC Preferred Shares and at the highest rate of tax imposed on individuals and corporations, respectively, of the allocated share of California source income for foreign (non-U.S.) holders of our Series A LLC Preferred Shares.

If we have a termination for United States federal income tax purposes, holders of our Series A LLC Preferred Shares may be required to include more than 12 months of our gross ordinary income in their taxable income for the year of the termination.

        We will be considered to have been terminated for United States federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12-month period. A termination of our partnership would, among other things, result in the closing of our taxable year for all holders. In the case of a holder of Series A LLC Preferred Shares reporting on a taxable year other than a fiscal year ending on our year end, which is expected to continue to be the calendar year, the closing of our taxable year may result in more than 12 months of our gross ordinary income being includable in the holder's taxable income for the year of termination. We would be required to satisfy the 90% "qualifying income" test for each tax period and to make new tax elections after a termination. A termination could also result in penalties if we were unable to determine that the termination had occurred. In the event that we become aware of a termination, we will use commercially reasonable efforts to minimize any such penalties. Moreover, a termination might either accelerate the application of, or subject us to, any tax legislation enacted before the termination. We have experienced terminations in the past, and it is likely that we will experience terminations in the future. The IRS has announced a publicly traded partnership technical termination relief program whereby, if the taxpayer requests relief and such relief is granted by the IRS, among other things, the partnership would only have to provide one Schedule K-1 to most holders of Series A LLC Preferred Shares for the year notwithstanding two or more partnership tax years.

We could incur a significant tax liability if the IRS successfully asserts that the "anti-stapling" rules apply to certain of our subsidiaries, which could result in a reduction in cash flow and after-tax return for holders of Series A LLC Preferred Shares and thus could result in a reduction of the value of those Series A LLC Preferred Shares.

        If we were subject to the "anti-stapling" rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning (i) more than 50% of the value of both a domestic corporate subsidiary and a foreign corporate subsidiary, or (ii) more than 50% of both a REIT and a domestic or foreign corporate subsidiary. If the "anti-stapling" rules applied, our foreign corporate subsidiaries would be treated as domestic corporations, which would cause those entities to be subject to United States federal corporate income taxation, and any REIT subsidiary would be treated as a single entity with our domestic and foreign corporate subsidiaries for purposes of the REIT qualification requirements, which could result in the REIT subsidiary failing to qualify as a REIT and being subject to United States federal corporate income taxation. Currently, we have several subsidiaries that could be affected if we were subject to the "anti-stapling" rules, including subsidiaries taxed as REITs and several foreign and domestic corporate subsidiaries. Because we own, or are treated as owning, a substantial proportion of our assets directly for United States federal income tax purposes, we do not believe that the "anti-stapling" rules have applied or will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after-tax return for holders of Series A LLC Preferred Shares and thus could result in a reduction of the value of those Series A LLC Preferred Shares.

Tax-exempt holders of our Series A LLC Preferred Shares will likely recognize significant amounts of "unrelated business taxable income."

        An organization that is otherwise exempt from United States federal income tax is nonetheless subject to taxation with respect to its "unrelated business taxable income" ("UBTI"). Generally, a tax-exempt partner of a partnership would be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax-exempt partner, if the partnership derives income from debt-financed property or if the partner interest itself is debt-financed. Because we have incurred "acquisition indebtedness" with respect to certain equity and debt securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded entities for United States federal income tax purposes), a proportionate share of a holder's income from us with respect to such securities will be treated as UBTI. In addition, we have made and may make investments, such as investments in natural resources and real estate, that likely will generate income treated as effectively connected with a United States trade or business. Accordingly, tax-exempt holders of our Series A LLC Preferred Shares will likely recognize significant amounts of UBTI. Tax-exempt holders of our Series A LLC Preferred Shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our Series A LLC Preferred Shares.

Although we anticipate that our foreign corporate subsidiaries will not be subject to United States federal income tax on a net basis, no assurance can be given that such subsidiaries will not be subject to United States federal income tax on a net basis in any given taxable year.

        We anticipate that our foreign corporate subsidiaries will generally continue to conduct their activities in such a way as not to be deemed to be engaged in a United States trade or business and not to be subject to United States federal income tax. There can be no assurance, however, that our foreign corporate subsidiaries will not pursue investments or engage in activities that may cause them to be engaged in a United States trade or business. Moreover, there can be no assurance that as a result of any change in applicable law, treaty, rule or regulation or interpretation thereof, the activities of any of our foreign corporate subsidiaries would not become subject to United States federal income tax. Further, there can be no assurance that unanticipated activities of our foreign subsidiaries would not cause such subsidiaries to become subject to United States federal income tax. If any of our foreign corporate subsidiaries became subject to United States federal income tax (including the United States branch profits tax), it would significantly reduce the amount of cash available for distribution to us, which in turn could have an adverse impact on the value of our Series A LLC Preferred Shares and any other securities we may issue. Our foreign corporate subsidiaries are generally not expected to be subject to United States federal income tax on a net basis, but such subsidiaries may receive income that is subject to withholding taxes imposed by the United States or other countries. Any such withholding taxes would further reduce the amount of cash available for distribution to us.

Certain of our investments may subject us to United States federal income tax and could have negative tax consequences for our shareholders.

        Although the law is not entirely clear, a portion of our distributions may constitute "excess inclusion income." Excess inclusion income is generated by residual interests in real estate mortgage investment conduits ("REMICs") and taxable mortgage pool arrangements owned by REITs. We own through a disregarded entity a small number of REMIC residual interests. In addition, one of our REIT subsidiaries has entered into financing arrangements that are treated as taxable mortgage pools. We will be taxable at the highest corporate income tax rate on any excess inclusion income from a REMIC residual interest that is allocable to the percentage of our shares held in record name by disqualified organizations. Although the law is not clear, we may also be subject to that tax if the excess inclusion income arises from a taxable mortgage pool arrangement owned by a REIT in which we invest. Disqualified organizations are generally certain cooperatives, governmental entities and tax-exempt organizations that are exempt from unrelated business tax (including certain state pension plans and charitable remainder trusts). They are permitted to own our shares. Because this tax would be imposed on us, all of the holders of our Series A LLC Preferred Shares, including holders that are not disqualified organizations, would bear a portion of the tax cost associated with our ownership of REMIC residual interests and with the classification of any of our REIT subsidiaries or a portion of the assets of any of our REIT subsidiaries as a taxable mortgage pool. A regulated investment company or other pass-through entity owning our Series A LLC Preferred Shares may also be subject to tax at the highest corporate rate on any excess inclusion income allocated to their record name owners that are disqualified organizations. Nominees who hold our Series A LLC Preferred Shares on behalf of disqualified organizations also potentially may be subject to this tax.

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

        The maximum tax rate applicable to "qualified dividend income" payable to domestic shareholders taxed at individual rates is 20%. Dividends paid by, and certain income inclusions derived with respect to the ownership of, REITs, passive foreign investment companies ("PFICs") and certain controlled foreign corporations ("CFCs"), however, generally are not eligible for the reduced rates on qualified dividend income. We have treated and intend to continue to treat our foreign corporate subsidiaries as the type of CFCs whose income inclusions are not eligible for lower tax rates on dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in companies such as us whose holdings include foreign corporations and REITs to be relatively less attractive than investments in the stocks of domestic non-REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of our Series A LLC Preferred Shares and any other securities we may issue.

Under the Foreign Account Tax Compliance Act ("FATCA"), withholding tax may apply to the portion of our distributions that constitute "withholdable payments" other than gross proceeds and, after December 31, 2016, to distributions of gross proceeds of certain asset sales by us and proceeds of sales in respect of our Series A LLC Preferred Shares.

        Under current law, holders of our Series A LLC Preferred Shares that are not United States persons are generally subject to United States federal withholding tax at the rate of 30% (or such lower rate provided by an applicable tax treaty) on their share of our gross income from dividends, interest (other than interest that constitutes "portfolio interest" within the meaning of the Code) and certain other income that is not treated as effectively connected with a United States trade or business. In addition to this withholding tax, FATCA imposes, without duplication, a United States federal withholding tax at a 30% rate on "withholdable payments" made to foreign financial institutions (and their more than 50% affiliates) unless the payee foreign financial institution agrees, among other things, to disclose the identity of certain United States persons and United States owned foreign entities with accounts at the institution (or the institution's affiliates) and to annually report certain information about such accounts. "Withholdable payments" include payments of interest (including original issue discount), dividends, and other items of fixed or determinable annual or periodical gains, profits, and income, in each case, from sources within the United States, as well as gross proceeds from the sale of any property of a type which can produce interest or dividends from sources within the United States. FATCA will also require withholding on the gross proceeds of such sales for payments made after December 31, 2016. The FATCA withholding tax also applies to withholdable payments to certain foreign entities that do not disclose the name, address, and taxpayer identification number of any substantial United States owners (or certify that they do not have any substantial United States owners). We expect that some or all of our distributions will constitute "withholdable payments." Thus, if a holder holds our Series A LLC Preferred Shares through a foreign financial institution or foreign corporation or trust, a portion of payments to such holder may be subject to 30% withholding under FATCA.

        If we are required to withhold any United States federal withholding tax on distributions made to any holder of our Series A LLC Preferred Shares, we will pay such withheld amount to the IRS. That payment, if made, will be treated as a distribution of cash to the holder of the Series A LLC Preferred Shares with respect to whom the payment was made and will reduce the amount of cash to which such holder would otherwise be entitled.

Ownership limitations in the operating agreement that apply so long as we own an interest in a REIT may restrict a change of control in which our holders might receive a premium for their Series A LLC Preferred Shares.

        In order for each of our REIT subsidiaries to continue to qualify as a REIT, no more than 50% in value of each REIT's outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year and such REIT's shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. We intend for each of our REIT subsidiaries to be owned, directly or indirectly, by us and by holders of the preferred shares issued by such REIT subsidiary. In order to preserve the status of our current REIT subsidiaries and any future REIT subsidiaries, the operating agreement generally prohibits, subject to exceptions, any person from beneficially owning or constructively owning shares in excess of 9.8% in value or in number of any class or series of our outstanding shares, whichever is more restrictive, excluding shares not treated as outstanding for United States federal income tax purposes. This restriction may be terminated by our board of directors if it determines that it is no longer in our best interests for our REIT subsidiaries to continue to qualify as REITs under the Code or that compliance with those restrictions is no longer required to qualify as a REIT, and our board of directors may also, in its sole discretion, exempt a person from this restriction.

        The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our Series A LLC Preferred Shares might receive a premium for their Series A LLC Preferred Shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.

The failure of any REIT subsidiary to qualify as a REIT would generally cause it to be subject to United States federal income tax on its taxable income, which could result in a reduction in cash flow and after-tax return for holders of our Series A LLC Preferred Shares and thus could result in a reduction of the value of those shares and any other securities we may issue.

        We intend that each of our current and any future REIT subsidiaries will operate and continue to operate in a manner so as to qualify to be taxed as a REIT for United States federal income tax purposes. No ruling from the IRS, however, has been or will be sought with regard to the treatment of any REIT subsidiary as a REIT for United States federal income tax purposes, and the ability to qualify as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Accordingly, no assurance can be given that any REIT subsidiary will satisfy such requirements for any particular taxable year. If any REIT subsidiary were to fail to qualify as a REIT in any taxable year, it would be subject to United States federal income tax, including any applicable alternative minimum tax, on its net taxable income at regular corporate rates, and distributions would not be deductible by it in computing its taxable income. Any such corporate tax liability could be substantial and could reduce the amount of cash available for distribution to us, which in turn would reduce the amount of cash available for distribution to holders of our Series A LLC Preferred Shares and could have an adverse impact on the value of those shares and any other securities we may issue. Unless entitled to relief under certain Code provisions, such REIT subsidiary also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT.

A holder whose Series A LLC Preferred Shares are loaned to a "short seller" to cover a short sale of shares may be considered as having disposed of those shares. If so, the holder would no longer be treated for tax purposes as a partner with respect to those shares during the period of the loan and may recognize gain or loss from the disposition.

        Because a holder whose Series A LLC Preferred Shares are loaned to a "short seller" to cover a short sale of shares may be considered as having disposed of the loaned shares, the holder may no longer be treated for tax purposes as a partner with respect to those shares during the period of the loan to the short seller and the holder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our gross ordinary income with respect to those shares may not be reportable by the holder and any cash distributions received by the holder as to those shares could be fully taxable as ordinary income. Holders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their Series A LLC Preferred Shares.

The IRS Schedules K-1 we will provide will be significantly more complicated than the IRS Forms 1099 provided by REITs and regular corporations, and holders of our Series A LLC Preferred Shares may be required to request an extension of the time to file their tax returns.

        Holders of our Series A LLC Preferred Shares are required to take into account their allocable share of our gross ordinary income for our taxable year ending within or with their taxable year. We will use reasonable efforts to furnish holders of our Series A LLC Preferred Shares with tax information (including IRS Schedule K-1), which describes their allocable share of our gross ordinary income for our preceding taxable year, as promptly as possible. However, we may not be able to provide holders of our Series A LLC Preferred Shares with tax information on a timely basis. Because holders of our Series A LLC Preferred Shares will be required to report their allocable share of our gross ordinary income on their tax returns, tax reporting for holders of our Series A LLC Preferred Shares will be significantly more complicated than for shareholders in a REIT or a regular corporation. In addition, delivery of this information to holders of our Series A LLC Preferred Shares will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from an investment in which we hold an interest. It is therefore possible that, in any taxable year, holders of our Series A LLC Preferred Shares will need to apply for extensions of time to file their tax returns.

Our structure involves complex provisions of United States federal income tax law for which no clear precedent or authority may be available, and which is subject to potential change, possibly on a retroactive basis. Any such change could result in adverse consequences to the holders of our Series A LLC Preferred Shares and any other securities we may issue.

        The United States federal income tax treatment of holders of our Series A LLC Preferred Shares depends in some instances on determinations of fact and interpretations of complex provisions of United States federal income tax law for which no clear precedent or authority may be available. The United States federal income tax rules are constantly under review by the IRS, resulting in revised interpretations of established concepts. The IRS pays close attention to the proper application of tax laws to partnerships and investments in foreign entities. The present United States federal income tax treatment of an investment in our Series A LLC Preferred Shares may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. We and holders of our Series A LLC Preferred Shares could be adversely affected by any such change in, or any new tax law, regulation or interpretation. Our operating agreement permits our board of directors to modify (subject to certain exceptions) the operating agreement from time to time, without the consent of the holders of our Series A LLC Preferred Shares. These modifications may address, among other things, certain changes in United States federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of our Series A LLC Preferred Shares and of any other securities we may issue. Moreover, we intend to apply certain assumptions and conventions in an attempt to comply with applicable rules and to report gross ordinary income to holders of our Series A LLC Preferred Shares in a manner that reflects their distributive share of our gross ordinary income, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code and/or United States Treasury Regulations and could require that items of gross ordinary income be adjusted or reallocated in a manner that adversely affects holders of our Series A LLC Preferred Shares and of any other securities we may issue.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our Series A LLC Preferred Shares.

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

ITEM 3.    LEGAL PROCEEDINGS

        The section in "Item 8. Financial Statements and Supplementary Data—Note 10. Commitments and Contingencies" of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURE

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        As discussed above in "Part I—Item 1. Business—Merger with KKR & Co.", on April 30, 2014, we became a subsidiary of KKR & Co., whereby a subsidiary of KKR & Co. acquired all of our outstanding common shares through an exchange of equity through which our shareholders received 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN. Following the Merger Transaction, KKR Fund Holdings, a subsidiary of KKR & Co., became the sole holder of all of our outstanding common shares. As of the close of trading on April 30, 2014, our common shares were delisted on the NYSE.

        In addition, on June 27, 2014, our board of directors approved a reverse stock split whereby the number of our issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by KKR Fund Holdings.

        Our common shares, prior to the Merger Transaction, were traded on the NYSE under the symbol "KFN."

        The following table sets forth the high and low sale prices for our common shares for the period indicated as reported on the NYSE:

	Sales Price
	High	Low
Year ended December 31, 2013
First Quarter ended March 31, 2013	$11.93	$10.74
Second Quarter ended June 30, 2013	$11.30	$10.05
Third Quarter ended September 30, 2013	$11.31	$10.02
Fourth Quarter ended December 31, 2013	$12.39	$8.91
Year ended December 31, 2014
First Quarter ended March 31, 2014	$13.38	$11.17
Month ended April 30, 2014	$12.53	$10.88

        As of March 23, 2015, we had 100 issued and outstanding common shares that were all held by our Parent.

DISTRIBUTIONS ON SHARES

        Under the Predecessor Company (as defined below), the amount and timing of distributions to our preferred and common shareholders was determined by our board of directors. Subsequently, under the Successor Company (as defined below), distributions are determined by the executive committee which was established by the board of directors. Under both periods, distributions were based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions, including those under the terms of our preferred shares which would have impacted the common shareholders, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we generally determined gains or losses based upon the price we paid for those assets.

        We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by our Predecessor Company's common shareholders on the sale of assets held by the Predecessor Company may have been higher or lower depending upon the purchase price such shareholders paid for our Predecessor Company's common shares. Holders of Series A LLC Preferred

Shares will not be allocated any gains or losses from any sale of our assets. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-Cash 'Phantom' Taxable Income" for further discussion about taxable income allocable to holders of our shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.

        The following table shows the distributions declared on common shares for the years ended December 31, 2013 and 2014:

Year ended December 31, 2013	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2013	May 14, 2013	May 28, 2013	$0.21
Second Quarter ended June 30, 2013	August 6, 2013	August 20, 2013	$0.21
Third Quarter ended September 30, 2013	November 6, 2013	November 20, 2013	$0.22
Fourth Quarter ended December 31, 2013	February 13, 2014	February 27, 2014	$0.22

Year ended December 31, 2014	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2014(1)	—	—	—
Second Quarter ended June 30, 2014(2)	August 11, 2014	August 12, 2014	$297,322
Third Quarter ended September 30, 2014(2)	November 13, 2014	November 14, 2014	$464,892
Fourth Quarter ended December 31, 2014(2)	February 26, 2015	February 27, 2015	$551,627

(1)
Common shareholders of the Predecessor Company received a quarterly distribution in respect of the KKR & Co. common units that such holders received as a result of the Merger Transaction and held as of the record date, or May 9, 2014. The distribution on all KKR & Co. common units was $0.43 per common unit and was paid by KKR & Co. on May 23, 2014. We distributed $44.9 million in cash to our Parent in May 2014 in connection with this distribution.

(2)
Our Parent owns 100 common shares, constituting all of our outstanding common shares.

        We anticipate that we will continue to make quarterly cash distributions on our common shares.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes the total number of securities outstanding in our sole equity incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plan approved by shareholders	—	—	—
Equity compensation plan not approved by shareholders	—	—	3,421,694

Total	—	—	3,421,694

(1)
As of April 30, 2014, we had 1,932,279 common share options exercisable with a weighted average exercise price of $20.00. However, on April 30, 2014, in connection with the Merger Transaction described above in "Part I—Item 1. Business—Merger with KKR & Co.", (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share was entitled to in the merger and (ii) all outstanding equity awards made pursuant to the 2007 Share Incentive Plan (other than any restricted KFN commons shares held by our Manager) were converted into awards in respect of KKR common units having the same terms and conditions, including applicable vesting requirements, as applied to such KFN common share awards. No additional awards have been made pursuant to the 2007 Share Incentive Plan since such time. Accordingly, as of December 31, 2014, there were no outstanding equity awards in respect of KFN common shares outstanding. On December 31, 2014, a total of 3,421,694 KFN common shares were authorized and available for future issuances under the 2007 Share Incentive Plan, although we do not intend to make any future awards of KFN equity.

FIVE YEAR TOTAL RETURN COMPARISON

        As our common shares are no longer traded on the NYSE subsequent to the Merger Transaction, we no longer present a total return comparison.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The selected financial data should be read together with the more detailed information contained in the consolidated financial statements and associated notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Successor Company	Predecessor Company
(in thousands, except per share data)	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010
Consolidated Statements of Operations Data:
Total revenues	350,345	$217,242	$545,906	$555,473	$542,021	$505,359
Total investment costs and expenses	181,136	101,825	305,705	318,375	215,162	188,952
Total other income (loss)	(344,382)	56,334	150,925	205,822	93,447	143,352
Total other expenses	43,572	65,609	97,429	98,157	94,223	87,993

Income (loss) before income taxes	(218,745)	106,142	293,697	344,763	326,083	371,766
Income tax expense (benefit)	484	162	467	(3,467)	8,011	702

Net income (loss)	$(219,229)	$105,980	$293,230	$348,230	$318,072	$371,064

Net income (loss) attributable to noncontrolling interests	(5,956)	—	—	—	—	—
Preferred share distributions	20,673	6,891	27,411	—	—	—

Net income (loss) available to common shares	$(233,946)	$99,089	$265,819	$348,230	$318,072	$371,064

Net income per common share:
Basic	N/A	0.48	$1.31	$1.95	$1.79	$2.33

Diluted	N/A	0.48	$1.31	$1.87	$1.75	$2.32

Weighted average number of common shares outstanding:
Basic	N/A	204,276	202,411	177,838	177,560	157,936

Diluted	N/A	204,276	202,411	187,423	180,897	158,771

Distributions declared per common share	N/A	$0.22	$0.90	$0.86	$0.67	$0.43

	Successor Company	Predecessor Company
(in thousands, except per share data)	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
Consolidated Balance Sheets Data:
Cash and cash equivalents	$163,405	$157,167	$237,606	$392,154	$313,829
Restricted cash and cash equivalents	447,507	350,385	896,396	399,620	571,425
Securities	638,605	573,312	533,520	922,603	932,823
Corporate loans, net	6,506,564	6,466,720	5,947,857	6,443,399	6,321,444
Equity investments, at estimated fair value	181,378	181,212	161,621	189,845	99,955
Oil and gas properties, net	120,274	400,369	289,929	138,525	33,797
Interests in joint ventures and partnerships	718,772	436,241	149,534	—	—
Total assets	8,951,625	8,717,198	8,358,879	8,647,228	8,418,412
Total borrowings	6,162,530	6,020,465	6,338,407	6,778,208	6,642,455
Total liabilities	6,463,577	6,189,464	6,519,757	6,971,396	6,775,364
Total shareholders' equity	2,387,879	2,527,734	1,839,122	1,675,832	1,643,048
Book value per common share	N/A	$10.58	$10.31	$9.41	$9.24

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

EXECUTIVE OVERVIEW

        We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (our "Manager") with the objective of generating current income. Our holdings primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, interests in joint ventures and partnerships, and royalty interests in oil and gas properties. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.

        The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation ("CLO") transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of December 31, 2014, our CLO transactions consisted of KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1"), KKR Financial CLO 2012-1, Ltd. ("CLO 2012-1"), KKR Financial CLO 2013-1, Ltd. ("CLO 2013-1") KKR Financial CLO 2013-2, Ltd. ("CLO 2013-2"), KKR CLO 9, Ltd. ("CLO 9") and KKR CLO 10, Ltd. ("CLO10") (collectively the "Cash Flow CLOs"). We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

        We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

        Our Manager is a wholly-owned subsidiary of KKR Asset Management LLC, pursuant to an amended and restated management agreement, as amended (the "Management Agreement"). Effective as of September 30, 2014, KKR Asset Management LLC changed its name to KKR Credit Advisors (US) LLC. KKR Credit Advisors (US) LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR"), which is a subsidiary of KKR & Co. L.P. ("KKR & Co.").

Merger with KKR & Co.

        On December 16, 2013, we announced the signing of a definitive merger agreement pursuant to which KKR & Co. had agreed to acquire all of our outstanding common shares through an exchange of equity through which our shareholders would receive 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN (the "Merger Transaction"). On April 30, 2014, the date of the Merger Transaction, the transaction was approved by our common shareholders and the merger was completed, resulting in KFN becoming a subsidiary of KKR & Co. As of the close of trading on April 30, 2014, our common shares were delisted on the New York Stock

Exchange ("NYSE"). However, our 7.375% Series A LLC Preferred Shares ("Series A LLC Preferred Shares"), senior notes and junior subordinated notes remain outstanding and we will continue to file periodic reports under the Securities Exchange Act of 1934.

        Pursuant to the merger agreement, on the date of the Merger Transaction, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by our Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN's Non-Employee Directors' Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan. Following the Merger Transaction, KKR Fund Holdings L.P. ("KKR Fund Holdings"), a subsidiary of KKR & Co., became the sole holder of all of our outstanding common shares and is our parent (our "Parent"). The merger was a taxable transaction for our common shareholders for United States federal income tax purposes. Our common shareholders generally recognized gain or loss in connection with the merger measured by the difference, if any, between (i) the sum of (a) the fair market value of any KKR common units received, (b) the amount of cash received and (c) their allocable share of our nonrecourse debt immediately prior to the merger and (ii) their adjusted tax basis in our common shares (which included their allocable share of our debt).

        In connection with the Merger Transaction, on April 30, 2014, we terminated our three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the "2015 Facility"), with all amounts outstanding repaid as of March 31, 2014. In addition, we recognized approximately $24.2 million of aggregate transaction costs, including contingent fees owed to our financial and legal advisors. Of this total cost, $22.7 million was recorded during the four months ended April 30, 2014 in the consolidated statements of operations.

        The merger agreement required that we and KKR & Co. coordinate the timing of the declaration of distributions on our respective common equity prior to the closing of the Merger Transaction so that, in any quarter, a holder of our common shares did not receive distributions in respect of both KFN common shares and in respect of the KKR & Co. common units that such holder received in the Merger Transaction. As such, our board of directors did not declare a distribution on our common shares for the first quarter of 2014. Instead, common shareholders who received and held KKR & Co. common units as of the record date for such distribution received KKR & Co.'s distribution of $0.43 per common unit on May 23, 2014.

Basis of Presentation

        The Merger Transaction was accounted for using the acquisition method of accounting, which requires that the assets purchased and the liabilities assumed all be reported in the acquirer's financial statements at their fair value, with any excess of net assets over the purchase price being reported as bargain purchase gain. The application of the acquisition method of accounting represented a push down of accounting basis to us, whereby we were also required to record the assets and liabilities at fair value as of the date of the Merger Transaction. This change in basis of accounting resulted in the termination of our prior reporting entity and a corresponding creation of a new reporting entity.

        Accordingly, our consolidated financial statements and transactional records prior to the effective date, or May 1, 2014 (the "Effective Date"), reflect the historical accounting basis of assets and liabilities and are labeled "Predecessor Company," while such records subsequent to the Effective Date are labeled "Successor Company" and reflect the push down basis of accounting for the new estimated fair values in our consolidated financial statements. This change in accounting basis is represented in the consolidated financial statements by a vertical black line which appears between the columns entitled "Predecessor Company" and "Successor Company" on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Merger Transaction are not comparable.

        For the following assets not carried at fair value, as presented under the Predecessor Company, we adopted the fair value option of accounting as of the Effective Date: (i) corporate loans held for investment at amortized cost, net of an allowance for loan losses, (ii) corporate loans held for sale at lower of cost or estimated fair value and (iii) certain other investments at cost. In addition, we elected the fair value option of accounting for our collateralized loan obligation secured notes. As such, the accounting policies followed by us in the preparation of our consolidated financial statements for the Successor period present all financial assets and CLO secured notes at estimated fair value. The initial fair value presentation was a result of the push down basis of accounting, while the prospective fair value presentation is for the primary purpose of reporting values more closely aligned with KKR & Co.'s method of accounting.

        Unrealized gains and losses for these financial assets and liabilities carried at estimated fair value are reported in net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on debt, respectively, in the consolidated statements of operations. Unrealized gains or losses primarily reflect the change in instrument values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. For the Successor period, upon the sale of a corporate loan or debt security, the net realized gain or loss is computed using the specific identification method. Comparatively, for the Predecessor periods, the realized net gain or loss was computed on a weighted average cost basis.

Consolidated Summary of Results

        Our net loss available to common shares for the eight months ended December 31, 2014 totaled $233.9 million. Our net income available to common shares for the four months ended April 30, 2014 totaled $99.1 million (or $0.48 per diluted common share), as compared to net income of $265.8 million and $348.2 million (or $1.31 and $1.87 per diluted common share) for the years ended December 31, 2013 and 2012, respectively. Additional discussion around our results, as well as the components of net income (loss) for our reportable segments, are detailed further below under "Results of Operations."

Funding Activities

CLOs

        On December 18, 2014, we closed CLO 10, a $415.6 million secured financing transaction maturing on December 15, 2025. We issued $368.0 million par amount of senior secured notes to unaffiliated investors, of which $343.0 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate with a weighted-average coupon of 4.90%. The investments that are owned by CLO 10 collateralize the CLO 10 debt, and as a result, those investments are not available to us, our creditors or shareholders.

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

Credit Facilities

Senior Secured Credit Facility

        On November 30, 2012, we entered into the 2015 Facility. We had the right to prepay loans under the 2015 Facility in whole or in part at any time. Loans under the 2015 Facility bore interest at a rate equal to, at our option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. As of December 31, 2013, we had $75.0 million of borrowings outstanding under the 2015 Facility. In connection with the merger, we terminated the 2015 Facility on April 30, 2014, with all amounts outstanding repaid as of March 31, 2014.

Asset-Based Borrowing Facility

        On May 20, 2014, our five-year nonrecourse, asset-based revolving credit facility maturing on November 5, 2015 (the "2015 Natural Resources Facility") was adjusted and reduced to $75.0 million, which was subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. We had the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bore interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. As of December 31, 2013, we had $50.3 million of borrowings outstanding under the 2015 Natural Resources Facility. On September 30, 2014, the 2015 Natural Resources Facility was terminated in connection with a transaction whereby certain of our entities holding natural resources assets were merged with certain investment entities of funds advised by KKR and partnerships held by wholly owned subsidiaries of Legend Production Holdings, LLC, a majority owned subsidiary of Riverstone Holdings LLC and the Carlyle Group, to create a new oil and gas company called Trinity River Energy, LLC ("Trinity"). All amounts outstanding under the facility were repaid as of September 30, 2014.

        On February 27, 2013, we entered into a five-year non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the "2018 Natural Resources Facility") that was subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On May 15, 2014, the 2018 Natural Resources Facility was adjusted and increased to $68.5 million. We had the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bore interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. As of December 31, 2013, we had zero of borrowings outstanding under the 2018 Natural Resources Facility. On July 1, 2014, the 2018 Natural Resources Facility was terminated in connection with our distribution of certain natural resources assets to our Parent, with all amounts outstanding repaid as of July 1, 2014.

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

        We also consolidate non-VIEs in which we hold a greater than 50 percent voting interest. The ownership interests held by third parties of our consolidated non-VIE entities are reflected as noncontrolling interests in our consolidated financial statements. We began consolidating a majority of these non-VIE entities as a result of the asset contributions from our Parent during the second half of 2014. For certain of these entities, we previously held a percentage ownership, but following the incremental contributions from our Parent, we were presumed to have control.

        As our consolidated financial statements in this Annual Report on Form 10-K are presented to reflect the consolidation of the CLOs and above entities we hold investments in, the information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations also reflects these entities on a consolidated basis, which is consistent with the disclosures in our consolidated financial statements.

Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our Series A LLC Preferred Shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our gross ordinary income, regardless of whether or when they receive cash distributions. We generally allocate our gross ordinary income using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our Series A LLC Preferred Shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of our gross ordinary income. If the amount of cash distributed to our Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our Series A LLC Preferred Shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our Series A LLC Preferred Shares may still have a tax liability attributable to their allocation of our gross ordinary income from us during such year in the event that cash distributed in a prior year exceeded our gross ordinary income in such year.

CRITICAL ACCOUNTING POLICIES

        Our consolidated financial statements are prepared by management in conformity with GAAP. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. In addition to the below, refer to "Item 8. Financial Statements and Supplemental Data—Note 2. Summary of Significant Accounting Policies" for further discussion, specifically with regards to those accounting policies that applied to our Predecessor Company.

Fair Value of Financial Instruments

        In connection with the application of acquisition accounting related to the Merger Transaction, as presented under the Successor Company, we elected the fair value option of accounting for our financial assets and CLO secured notes for the primary purpose of reporting values more closely aligned with KKR & Co.'s method of accounting. The fair value option of accounting also enhances the transparency of our financial condition as fair value is consistent with how we manage the risks of these assets and liabilities. Related unrealized gains and losses are reported in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

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

        Equity and Interests in Joint Ventures and Partnerships, at Estimated Fair Value:    Equity and interests in joint ventures and partnerships, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Interests in joint ventures and partnerships include certain investments related to the oil and gas, commercial real estate and specialty lending sectors. Valuation models are generally based on market comparables and discounted cash flow approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach, which incorporates significant assumptions and judgment, include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization ("EBITDA") exit multiples. For natural resources investments, which are generally valued using a discounted cash flow analysis, key inputs that require estimates include commodity price forecasts and the weighted average cost of capital. In addition, the valuations of natural resources investments generally incorporate both commodity prices as quoted on indices and long-term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Long-term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the portfolio associated with future development and to reflect price expectations that are estimated to be required to balance demand and production in global commodity markets over the long-term.

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

Recent Accounting Pronouncements

Consolidation

        In August 2014, the FASB amended existing standards to provide an entity that consolidates a collateralized financing entity ("CFE") that had elected the fair value option for the financial assets and financial liabilities of such CFE an alternative to current fair value measurement guidance. If elected, we could measure both the financial assets and the financial liabilities of a CFE by using the fair value of the financial assets or the fair value of the financial liabilities, whichever is more observable. The election would effectively eliminate any measurement difference previously reflected in earnings and attributed to the reporting entity in the consolidated statements of operations. The effective date of the consensus will be for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 for public companies. Early adoption will be permitted as of the beginning of an annual period. We are currently evaluating the impact of this accounting update on our financial statements should we elect adoption.

RESULTS OF OPERATIONS

Consolidated Results

        The following tables show data of our reportable segments reconciled to amounts reflected in the consolidated statements of operations for the eight months ended December 31, 2014, four months ended April 30, 2014, and years ended December 31, 2013 and 2012 (amounts in thousands):

	Successor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	For the eight months ended December 31, 2014	For the eight months ended December 31, 2014	For the eight months ended December 31, 2014	For the eight months ended December 31, 2014	For the eight months ended December 31, 2014
Total revenues	$279,639	$57,616	$13,090	$—	$350,345
Total investment costs and expenses	142,204	38,117	815	—	181,136
Total other income (loss)	(241,035)	(115,141)	11,794	—	(344,382)
Total other expenses	40,703	2,219	476	174	43,572
Income tax expense (benefit)	49	—	435	—	484

Net income (loss)	$(144,352)	$(97,861)	$23,158	$(174)	$(219,229)

Net income (loss) attributable to noncontrolling interests	(1,797)	(4,159)	—	—	(5,956)

Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(142,555)	$(93,702)	$23,158	$(174)	$(213,273)

(1)
Consists of insurance and directors' expenses which are not allocated to individual segments.

	Predecessor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	For the four months ended April 30, 2014	For the four months ended April 30, 2014	For the four months ended April 30, 2014	For the four months ended April 30, 2014	For the four months ended April 30, 2014
Total revenues	$134,255	$61,782	$21,205	$—	$217,242
Total investment costs and expenses	62,485	38,915	425	—	101,825
Total other income (loss)	76,046	(8,123)	(11,589)	—	56,334
Total other expenses	23,121	1,633	230	40,625	65,609
Income tax expense (benefit)	146	—	16	—	162

Net income (loss)	$124,549	$13,111	$8,945	$(40,625)	$105,980

(1)
Consists of certain expenses not allocated to individual segments including incentive fees of $12.9 million and merger related transaction costs of $22.7 million for the four months ended

  April 30, 2014. The remaining reconciling items include insurance expenses, directors' expenses and share-based compensation expense.

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
Year ended	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Total revenues	$425,209	$490,861	$119,178	$64,535	$1,519	$77	$—	$—	$545,906	$555,473
Total investment costs and expenses	218,600	257,269	86,174	60,668	931	438	—	—	305,705	318,375
Total other income (loss)	171,006	199,723	(13,642)	1,881	13,576	4,663	(20,015)	(445)	150,925	205,822
Total other expenses	60,870	48,640	4,835	5,111	606	217	31,118	44,189	97,429	98,157
Income tax expense (benefit)	450	(3,468)	—	—	17	1	—	—	467	(3,467)

Net income (loss)	$316,295	$388,143	$14,527	$637	$13,541	$4,084	$(51,133)	$(44,634)	$293,230	$348,230

(1)
Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of $20.0 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively and (ii) other expenses comprised of incentive fees of $22.7 million and $37.6 million for the years ended December 31, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors' expenses and share-based compensation expense.

Net Income (Loss) Attributable to Noncontrolling Interests

        We consolidate majority owned entities for which we are presumed to have control. Noncontrolling interests represents the ownership interests that certain third parties hold in these entities that are consolidated in our financial results. The allocable share of income and expense attributable to these interests is accounted for as net income (loss) attributable to noncontrolling interests.

        Successor Company net loss attributable to KKR Financial Holdings LLC and Subsidiaries for the eight months ended December 31, 2014 was $213.3 million, which was net of $6.0 million of net loss attributable to noncontrolling interests. During the second half of 2014, we acquired control of certain entities, largely as a result of the asset contributions by our Parent, and began consolidating the financial results of these entities; as such, prior periods do not reflect noncontrolling interests.

Net Income (Loss) Available to Common Shares

        Successor Company net loss available to common shares for the eight months ended December 31, 2014 was $233.9 million, net of $20.7 million for preferred share distributions. Predecessor Company net income available to common shares for the four months ended April 30, 2014 was $99.1 million, net of $6.9 million for preferred share distributions. Predecessor Company net income available to common shares for the year ended December 31, 2013 was $265.8 million, net of $27.4 million for preferred share distributions. We issued our Series A LLC Preferred Shares on January 17, 2013.

Revenues

        Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and overriding royalty interest properties. In addition, revenues include dividend income primarily from our interests in joint ventures and partnerships focused on commercial real estate.

Successor Company

For the eight months ended December 31, 2014

        Revenues totaled $350.3 million for the eight months ended December 31, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $244.4 million and $57.6 million, respectively. We also received dividends totaling $48.3 million, largely driven by our interests in joint ventures and partnership focused on commercial real estate and specialty lending, as well as our equity investments. As of December 31, 2014, our interests in joint ventures and partnerships had a carrying value of $718.8 million. Comparatively, we had $491.3 million and $436.2 million carrying value of interests in joint ventures and partnerships as of April 30, 2014 and December 31, 2013, respectively. Refer to "Revenues" below in the Credit and Other segments for further discussion on dividend income.

Predecessor Company

For the four months ended April 30, 2014

        Revenues totaled $217.2 million for the four months ended April 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $127.2 million and $61.8 million, respectively. We also received dividends totaling $28.3 million, largely driven by our interests in joint ventures and partnership focused on commercial real estate acquired in 2012 and early 2013. Refer to "Revenues" below in Other segment for further discussion on dividend income.

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

Investment Costs and Expenses

        Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense ("DD&A") related to our oil and gas properties, provision for loan losses and other investment expenses.

Successor Company

For the eight months ended December 31, 2014

        Investment costs and expenses totaled $181.1 million for the eight months ended December 31, 2014 and was comprised primarily of interest expense and oil and gas-related costs of $144.4 million and $34.7 million, respectively. During July 2014, we called CLO 2007-A and as a result made an interest payment to the subordinated note holders in October 2014. In addition, we closed three CLOs during 2014: CLO 2013-2 in January 2014, CLO 9 in September 2014 and CLO 10 in December 2014.

Predecessor Company

For the four months ended April 30, 2014

        Investment costs and expenses totaled $101.8 million for the four months ended April 30, 2014 and was comprised primarily of interest expense of $64.4 million and oil and gas-related costs of $37.2 million. During January 2014, we closed CLO 2013-2 with $339.3 million par amount of senior secured notes issued to unaffiliated investors, of which $319.3 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.16% and $20.0 million was fixed rate at 3.74%.

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

Other Income (Loss)

Successor Company

For the eight months ended December 31, 2014

        Other loss totaled $344.4 million for the eight months ended December 31, 2014 and was comprised primarily of a $349.4 million net realized and unrealized loss on investments, largely driven by unrealized losses in our corporate loan portfolio and interests in joint ventures and partnerships, at estimated fair value, specifically those interests focused on the oil and gas sector. In connection with the Merger Transaction and as of the Effective Date, all of our corporate loans are carried at estimated fair value with changes in estimated fair value recorded in net realized and unrealized gain (loss) on investments in the consolidated statements of operations. In addition, an $18.5 million net realized and unrealized loss on derivatives and foreign exchange was recorded for the eight months ended December 31, 2014, primarily as a result of unrealized losses on our interest rate swaps and realized losses in our foreign exchange contracts forward contracts and options.

        Partially offsetting the above losses was a $16.5 million unrealized gain on debt. Pursuant to the Merger Transaction, we elected the fair value option of accounting for our collateralized loan obligation secured notes as of the Effective Date with any changes in estimated fair value recorded in net realized and unrealized gain (loss) on debt in the consolidated statements of operations.

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

Other Expenses

        Other expenses include related party management compensation, general, administrative and directors' expenses and professional services. Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, collateral management fees and incentive fees. In connection with the Merger Transaction, our Predecessor Company's common shares were converted into 0.51 KKR & Co. common units. As such, prior to the Effective Date, we accounted for share-based compensation issued to our directors and to our Manager using the fair value based methodology. Share-based compensation related to restricted common shares and common share options granted to our Manager were also included in related party management compensation.

  Base Management Fees

        We pay our Manager a base management fee quarterly in arrears. During 2014 and 2013, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee ("Fee Credits"). Specifically, as described in further detail under "CLO Management Fees" below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee.

        In addition, during 2014 and 2013, we invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, our Manager agreed to reduce the base management fee payable by us to our Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. Separately, certain third-party expenses accrued and paid by us in the fourth quarter of 2013 in connection with the merger with KKR & Co. were used to reduce the base management fees payable to our Manager in an amount equal to such third-party expenses.

        The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company
		Predecessor Company

	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012

Base management fees, gross	$25,883	$13,364	$39,065	$28,244
CLO management fees credit(1)	(9,968)	(8,111)	(10,042)	—
Other related party fees credit	(770)	—	(3,994)	—

Total base management fees, net	$15,145	$5,253	$25,029	$28,244

(1)
See "CLO Management Fees" for further discussion.

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

        The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company
		Predecessor Company

	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012

Charged and retained CLO management fees(1)	$8,651	$2,905	$7,240	$4,237
CLO management fees credit	9,968	8,111	10,042	—

Total CLO management fees	$18,619	$11,016	$17,282	$4,237

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

Successor Company

For the eight months ended December 31, 2014

        Other expenses totaled $43.6 million for the eight months ended December 31, 2014, and was comprised primarily of related party management compensation of $33.8 million, of which $15.1 million was attributable to base management fees.

Predecessor Company

For the four months ended April 30, 2014

        Other expenses totaled $65.6 million for the four months ended April 30, 2014, which was largely driven by two factors. First, related party management compensation totaled $29.8 million, $12.9 million of which was related to incentive fees, which are based in part upon our achievement of specified levels of net income and $11.0 million of which was related to CLO management fees. Second, professional services totaled $26.9 million, of which approximately $22.7 million was related to the Merger Transaction.

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

  •
  Natural resources ("Natural Resources"): The Natural Resources segment consists of non-operated working and overriding royalty interests in oil and natural gas properties, as well as interests in joint ventures and partnerships focused on the oil and gas sector.

  •
  Other ("Other"): The Other segment includes all other portfolio holdings, consisting solely of commercial real estate.

        The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker.

        We evaluate the performance of our reportable segments based on several net income (loss) components. Net income (loss) includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors' expenses and share-based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to "Part II—Item 8. Financial Statements and Supplementary Data—Note 15. Segment Reporting."

        The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment

        The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	Successor Company	Predecessor Company
	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenues
Corporate loans and securities interest income	$230,369	$114,992	$353,165	$394,108
Residential mortgage-backed securities interest income	3,030	2,027	10,192	11,649
Net discount accretion	11,048	10,158	46,448	82,621
Dividend income	35,098	7,058	13,253	2,302
Other	94	20	2,151	181

Total revenues	279,639	134,255	425,209	490,861

Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	98,610	39,923	86,792	71,749
Credit facilities	—	1,059	895	3,423
Convertible senior notes	—	1	4,178	18,595
Senior notes	17,748	9,234	28,059	26,937
Junior subordinated notes	10,510	4,681	14,313	14,885
Interest rate swaps	13,803	7,284	22,667	22,556
Other interest expense	—	14	208	331

Total interest expense	140,671	62,196	157,112	158,476
Interest expense to affiliates	—	—	26,943	51,586
Provision for loan losses	—	—	32,812	46,498
Other	1,533	289	1,733	709

Total investment costs and expenses	142,204	62,485	218,600	257,269

Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	(6,890)	—	—	—
Credit default swaps	—	(181)	(4,220)	(5,138)
Total rate of return swaps	(470)	(2,065)	1,574	141
Common stock warrants	155	137	824	1,677
Foreign exchange(1)	(6,115)	588	(2,056)	(3,047)
Options	(1,472)	(19)	242	—

Total realized and unrealized gain (loss) on derivatives and foreign exchange	(14,792)	(1,540)	(3,636)	(6,367)
Net realized and unrealized gain (loss) on investments(2)	(249,478)	72,623	180,378	202,999
Net realized and unrealized gain (loss) on debt	16,478	—	—	—
Lower of cost or estimated fair value(2)	—	5,038	(5,899)	(2,656)
Impairment of securities available for-sale and private equity at cost(2)	—	(4,391)	(19,512)	(8,759)
Other income	6,757	4,316	19,675	14,506

Total other income (loss)	(241,035)	76,046	171,006	199,723

Other expenses
Related party management compensation:
Base management fees	13,935	4,786	23,159	26,706
CLO management fees	18,619	11,016	17,282	4,237

Total related party management compensation	32,554	15,802	40,441	30,943
Professional services	2,928	3,508	8,016	5,697
Other general and administrative	5,221	3,811	12,413	12,000

Total other expenses	40,703	23,121	60,870	48,640

Income (loss) before income taxes	(144,303)	124,695	316,745	384,230
Income tax expense (benefit)	49	146	450	(3,468)

Net income (loss)	$(144,352)	$124,549	$316,295	$388,143

(1)
Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)
Represent components of total net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

Revenues

Successor Company

For the eight months ended December 31, 2014

        Revenues totaled $279.6 million for the eight months ended December 31, 2014 and was comprised primarily of corporate loan and security interest income of $203.1 million and $27.3 million, respectively. As of December 31, 2014, our corporate loan portfolio had an aggregate par value of $6.9 billion with a weighted average coupon of 4.7%, while our corporate debt securities portfolio had an aggregate par value of $634.7 million with a weighted average coupon of 7.8%, or 9.3% excluding subordinated notes in third-party-controlled CLOs. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.26% as of December 31, 2014 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 74.3% as of December 31, 2014.

        In addition, we received dividend income of $35.1 million for the eight months ended December 31, 2014, primarily from our equity investments and interests in joint ventures and partnerships, which we acquired during 2014 and 2013.

        Furthermore, net discount accretion totaled $11.0 million for the eight months ended December 31, 2014, primarily from recurring accretion. As described above in "Executive Overview," in connection with the Merger Transaction, a new accounting basis was established for all assets and liabilities to reflect estimated fair value as of the Effective Date. Accordingly, total net discount accretion for the eight months ended December 31, 2014 was based on accretion and amortization of the new discounts and premiums.

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

Investment Costs and Expenses

Successor Company

For the eight months ended December 31, 2014

        Investment costs and expenses totaled $142.2 million for the eight months ended December 31, 2014, of which $98.6 million was related to interest expense on collateralized loan obligation secured notes and $17.7 million was related to interest expense on senior notes. During 2014, we closed three CLOs: (i) CLO 2013-2 in January 2014, a $384.0 million secured financing transaction, (ii) CLO 9 in September 2014, a $518.0 million secured financing transaction and (iii) CLO 10 in December 2014, a $415.6 million secured financing transaction. As of December 31, 2014, the aggregate par amount of our collateralized loan obligation secured notes was $5.6 billion. Comparatively, the aggregate par amount of our collateralized loan obligation secured notes as of April 30, 2014 and December 31, 2013 was $5.7 billion and $5.3 billion, respectively.

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

Other Income (Loss)

        Other income (loss) consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market, commodity prices and foreign currency exchange rates as of each period-end.

        The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the eight months ended December 31, 2014 and four months ended April 30, 2014 (amounts in thousands):

	Successor Company			Predecessor Company
	For the eight months ended December 31, 2014			For the four months ended April 30, 2014
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$(204,006)	$1,411	$(202,595)	$10,586	$10,761	$21,347
Corporate debt securities	(11,847)	4,889	(6,958)	4,060	7,429	11,489
RMBS	387	(1,998)	(1,611)	14,889	(9,839)	5,050
Equity investments, at estimated fair value	(30,168)	(556)	(30,724)	12,406	11,991	24,397
Other(1)	(12,094)	4,504	(7,590)	10,340	—	10,340

Total	$(257,728)	$8,250	$(249,478)	$52,281	$20,342	$72,623

(1)
Includes primarily interests in joint ventures and partnerships.

        The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Predecessor Company
	For the year ended December 31, 2013			For the year ended December 31, 2012
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$13,709	$83,207	$96,916	$2,226	$39,958	$42,184
Corporate debt securities	9,228	9,271	18,499	10,412	104,423	114,835
RMBS	24,909	(14,222)	10,687	34,584	(25,285)	9,299
Equity investments, at estimated fair value	40,396	2,049	42,445	31,629	5,193	36,822
Other(1)	12,486	(655)	11,831	2,088	(2,229)	(141)

Total	$100,728	$79,650	$180,378	$80,939	$122,060	$202,999

(1)
Includes securities sold, not yet purchased and interests in joint ventures and partnerships.

        As discussed above in "Executive Overview—Merger with KKR & Co.," in connection with the Merger Transaction, the Successor Company accounts for all of its corporate loans and collateralized loan obligation secured notes at estimated fair value. Accordingly, as of the Effective Date, the Successor Company (i) recognizes net realized and unrealized gains and losses on debt and (ii) no longer records lower of cost or estimated fair value adjustments for corporate loans held for sale or impairment for securities available-for-sale and private equity at cost.

Successor Company

For the eight months ended December 31, 2014

        Total other loss was $241.0 million for the eight months ended December 31, 2014, primarily driven by net realized and unrealized loss on investments which totaled $249.5 million. Of the $249.5 million net realized and unrealized loss on investments, $204.0 million was related to unrealized losses on our corporate loan portfolio largely attributable to general market conditions. For example, the S&P/LSTA Loan Index returned 0.28% for the eight months ended December 31, 2014 as compared to 1.31% for the four months ended April 30, 2014. Specifically, $88.9 million of unrealized losses were attributable to two investments focused on the education and energy sectors. The decreased valuations of these two investments were primarily related to individual company performance and the decline in commodity prices, respectively.

        Partially offsetting these unrealized losses was a $16.5 million unrealized gain on collateralized loan obligation secured notes for the eight months ended December 31, 2014. As of the Effective Date, we elected the fair value option of accounting for both our corporate loan portfolio and our CLO liabilities. As such, any changes in estimated fair value are recorded in net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on debt, respectively, in the consolidated statements of operations.

Predecessor Company

For the four months ended April 30, 2014

        Total other income was $76.0 million for the four months ended April 30, 2014. Net realized and unrealized gain on investments totaled $72.6 million for the four months ended April 30, 2014, primarily driven by net realized and unrealized gains on our equity investments, at estimated fair value and corporate loan portfolio. In addition, during the four months ended April 30, 2014, a $5.0 million beneficial change in the lower of cost or estimated fair value adjustment for certain corporate loans held for sale was recorded. While the lower of cost or estimated fair value adjustment is impacted by activity held in the held for sale portfolio, including sales and transfers, fluctuations in the market value typically have the largest impact on the amount of adjustment. Refer to "Investment Portfolio" below for the components comprising the lower of cost or estimated fair value adjustment.

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

Other Expenses

Successor Company

For the eight months ended December 31, 2014

        Other expenses totaled $40.7 million for the eight months ended December 31, 2014, primarily due to related party management compensation of $32.6 million. Related party management compensation includes base management fees and CLO management fees. CLO management fees expense for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1, and CLO 2013-2 were recorded during the eight months ended December 31, 2014.

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

2013 and 2012

        Total other expenses increased $12.2 million to $60.9 million in 2013 compared to $48.6 million in 2012 primarily due to an increase in related party management compensation. Total related party management, which includes base management fees and CLO management fees, increased $9.5 million to $40.4 million in 2013 compared to $30.9 million in 2012. CLO management fees increased $13.0 million in 2013 compared to 2012 due to the fact that CLO 2007-1, CLO 2007-A, and CLO 2012-1 began paying management fees during 2013. However, partially offsetting this increase was a decrease of $3.5 million in net base management fees primarily due to (i) certain related party fees received by affiliates of our Manager, which were credited to us via an offset to the base management fee, partially offset by (ii) an increase in gross base management fees due to higher equity (as defined by the Management Agreement) resulting from both net income and the issuance of our 7.375% preferred shares and common shares in connection with our convertible notes conversion during the first quarter of 2013. See "Consolidated Results" above for further discussion around the CLO management fee and base management fee offsets.

        In addition to the factors above, the increase in other expenses was attributable to a $2.3 million increase in professional services expenses during 2013 compared to 2012.

Natural Resources Segment

        The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	Successor Company
		Predecessor Company
	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenues
Oil and gas revenue:
Natural gas sales	$16,085	$13,547	$32,271	$22,203
Oil sales	30,973	40,122	66,706	26,353
Natural gas liquids sales	7,026	6,211	15,415	12,773
Other	3,532	1,902	4,786	3,206

Total revenues	57,616	61,782	119,178	64,535

Investment costs and expenses
Oil and gas production costs:
Lease operating expenses	7,500	7,088	16,546	14,562
Workover expenses	572	811	2,899	3,335
Transportation and marketing expenses	4,030	4,415	10,054	7,477
Severance and ad valorem taxes	3,127	2,458	6,315	3,606

Total oil and gas production costs	15,229	14,772	35,814	28,980
Oil and gas depreciation, depletion and amortization	19,458	22,471	44,061	21,931
Interest expense:
Credit facilities	1,473	776	2,249	3,042
Convertible senior notes	—	—	244	944
Senior notes	934	641	1,774	1,366
Junior subordinated notes	553	325	905	755

Total interest expense	2,960	1,742	5,172	6,107
Other	470	(70)	1,127	3,650

Total investment costs and expenses	38,117	38,915	86,174	60,668

Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Commodity swaps	(1,660)	(8,371)	(4,266)	4,275

Total net realized and unrealized gain (loss) on derivatives and foreign exchange	(1,660)	(8,371)	(4,266)	4,275
Net realized and unrealized gain (loss) on investments(1)	(113,743)	1	(10,407)	(3,191)
Other income	262	247	1,031	797

Total other income (loss)	(115,141)	(8,123)	(13,642)	1,881

Other expenses
Related party management compensation:
Base management fees	818	332	1,437	1,355

Total related party management compensation	818	332	1,437	1,355
Professional services	298	580	1,140	930
Insurance	14	56	323	126
Other general and administrative	1,089	665	1,935	2,700

Total other expenses	2,219	1,633	4,835	5,111

Income (loss) before income taxes	(97,861)	13,111	14,527	637
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$(97,861)	$13,111	$14,527	$637

(1)
Represents components of total net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

        As described previously, on September 30, 2014, we closed the Trinity transaction. As of December 31, 2014, the Trinity assets had a carrying value of $51.6 million and were classified as interests in joint ventures and partnerships, at estimated fair value, rather than oil and gas properties, net, on our consolidated balance sheets.

        In addition, during the third quarter of 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent.

Revenues

Successor Company

For the eight months ended December 31, 2014

        Revenues totaled $57.6 million for the eight months ended December 31, 2014, which represented sales from oil and gas production on our working and overriding royalty interest properties. As of December 31, 2014, our natural resources assets had a total carrying value of $259.3 million, which excluded $37.4 million of noncontrolling interests. Of the $259.3 million, $120.3 million represented our overriding royalty interest properties and the remainder represented interests in joint ventures and partnerships focused on oil and gas, including Trinity.

        For our interests in joint ventures and partnerships, changes in value were reflected as unrealized gains or losses in the consolidated statements of operations. As such, oil and gas revenues and associated expenses, including production costs and DD&A, were not applicable and pertained only to our oil and gas properties. Unless we acquire additional properties, oil and gas revenues and associated expenses will only be reported for our overriding royalty interest properties.

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

Successor Company

For the eight months ended December 31, 2014

        Investment costs and expenses totaled $38.1 million for the eight months ended December 31, 2014. A majority was related to DD&A, which totaled $19.5 million for the eight months ended December 31, 2014 due to continued production and depletable costs that resulted from the drilling and completion of additional wells. As a result of the Trinity transaction and distribution of natural resources assets to our Parent during the eight months ended December 2014, DD&A decreased compared to prior periods and will only apply to our overriding royalty interest properties going forward.

        In addition, investment costs and expenses was comprised of oil and gas production costs totaling $15.2 million, of which $7.5 million was from lease operating expenses for the eight months ended December 31, 2014.

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

Other Income (Loss)

        Our oil and gas results and estimated fair values depend substantially on natural gas, oil and NGL prices and production levels, as well as drilling and operating costs. The price we realize for our production is affected by our hedging activities. In order to help mitigate the potential exposure and effects of changing commodity prices on our revenues and cash flows from operations, we entered into commodity swaps for a portion of our working and overriding royalty interests. Our policy was to hedge a portion of the total estimated oil, natural gas and/or NGL production on our working and overriding royalty interests for a specified amount of time.

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

Successor Company

For the eight months ended December 31, 2014

        Total other loss was $115.1 million for the eight months ended December 31, 2014. This loss was primarily as a result of a $113.7 million net realized and unrealized loss on our investments, of which $95.1 million was related to unrealized losses on Trinity. As described above, during the third quarter of 2014, certain of our working interests in oil and gas properties, which were previously carried at cost, net of DD&A, were contributed along with assets from a third party to form Trinity and were classified as interests in joint ventures and partnerships, at estimated fair value. Changes in estimated fair value are recorded in net realized and unrealized gain (loss) on investments in the consolidated statements of operations. This change in accounting treatment, coupled with declining commodity prices, negatively impacted the fair value of Trinity. Specifically, this decrease in value was primarily attributable to a drop in long-term oil, condensate, natural gas liquids, and natural gas prices during the year ended December 31, 2014 with the greatest declines occurring in the fourth quarter. For example, the 2017 price of WTI crude oil declined from approximately $85 per barrel to $67 per barrel and the 2017 price of natural gas declined from approximately $4.22 per mcf to $3.76 per mcf as of September 30, 2014 and December 31, 2014, respectively. For additional information regarding our natural resources valuation methodologies, see "Fair Value of Financial Instruments" in Note 2 to the consolidated financial statements included elsewhere in this report.

Predecessor Company

For the four months ended April 30, 2014

        Total other loss totaled $8.1 million for the four months ended April 30, 2014 primarily attributable to an $8.4 million net realized and unrealized loss on our commodity swaps, of which $2.5 million was from derivative settlements and the remaining was from changes in market valuations on the derivatives.

2013 and 2012

        Total other loss changed $15.5 million resulting in total other loss of $13.6 million in 2013 compared to total other income of $1.9 million in 2012, primarily attributable to unrealized losses on our commodity swaps combined with impairment recorded on certain of our oil and natural gas properties.

        In 2013 and 2012 we used commodity derivative contracts, consisting of oil, natural gas and certain NGL products receive-fixed, pay-floating swaps for certain years through 2016 as described above. Net realized and unrealized gain (loss) on commodity swaps totaled a loss of $4.3 million in 2013 compared to a gain of $4.3 million in 2012. Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized.

        Realized gains and losses represent amounts related to the settlement of derivative instruments which, for commodity derivatives, are aligned with the underlying production. During the years ended December 31, 2013 and 2012, net realized gains on commodity swaps totaled $1.3 million and $3.6 million, respectively.

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

Other Expenses

Successor Company

For the eight months ended December 31, 2014

        Other expenses totaled $2.2 million for the eight months ended December 31, 2014, and is comprised primarily of general and administrative expenses and related party management compensation. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. General and administrative expenses include reimbursable costs and payments due to the third party engaged to operate and manage a portion of our interests.

Predecessor Company

For the four months ended April 30, 2014

        Other expenses totaled $1.6 million for the four months ended April 30, 2014 and is comprised primarily of general and administrative expenses and professional services. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. General and administrative expenses include reimbursable costs and payments due to the third party engaged to operate and manage a portion of our interests.

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

Other Segment

        The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	Successor Company
		Predecessor Company
	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenues
Dividend income	$13,090	$21,205	$1,519	$77

Total revenues	13,090	21,205	1,519	77

Investment costs and expenses
Interest expense:
Credit facilities	—	29	18	23
Convertible senior notes	—	—	50	128
Senior notes	501	262	572	185
Junior subordinated notes	298	134	291	102
Other interest expense	7	—	—	—

Total interest expense	806	425	931	438
Other	9	—	—	—

Total investment costs and expenses	815	425	931	438

Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	(2,055)	128	1,064	—

Total realized and unrealized gain (loss) on derivatives and foreign exchange	(2,055)	128	1,064	—
Net realized and unrealized gain (loss) on investments(2)	13,849	(11,717)	12,512	4,663

Total other income (loss)	11,794	(11,589)	13,576	4,663

Other expenses
Related party management compensation:
Base management fees	392	135	433	183

Total related party management compensation	392	135	433	183
Professional services	84	95	173	34

Total other expenses	476	230	606	217

Income (loss) before income taxes	23,593	8,961	13,558	4,085
Income tax expense (benefit)	435	16	17	1

Net income (loss)	$23,158	$8,945	$13,541	$4,084

(1)
Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)
Represents components of total net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

Revenues

        Our commercial real estate assets are included within interests in joint ventures and partnerships, at estimated fair value on our consolidated balance sheets.

Successor Company

For the eight months ended December 31, 2014

        Revenues totaled $13.1 million for the eight months ended December 31, 2014, from dividend payments on certain of our commercial real estate assets, specifically those that we acquired during 2012 and early 2013. Our commercial real estate assets typically require development before incremental revenues can be expected. As of December 31, 2014, our commercial real estate assets had a carrying value of $212.1 million.

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

2013 and 2012

        As of December 31, 2013 and 2012, our commercial real estate assets had carrying values of $186.6 million and $52.5 million, respectively and were included within interests in joint ventures and partnerships on our consolidated balance sheets. Revenues totaled $1.5 million and $0.1 million for 2013 and 2012, respectively. The $1.5 million represented a dividend payment related to one of our commercial real estate investments paid in 2013.

Investment Costs and Expenses

        Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

Successor Company

For the eight months ended December 31, 2014

        Investment costs and expenses totaled $0.8 million for the eight months ended December 31, 2014 and represented allocated interest expense. During 2014, we continued to make incremental commercial real estate asset acquisitions, which increased our investment portfolio balance and amounts allocated for costs and expenses. As of December 31, 2014, our commercial real estate assets had a carrying value of $212.1 million.

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

2013 and 2012

        Investment costs and expenses increased $0.5 million in 2013 compared to 2012 as a result of the commercial real estate asset acquisitions made in 2013, thereby increasing the investment portfolio balance and amounts allocated for costs and expenses.

Other Income (Loss)

        Our commercial real estate assets are carried at estimated fair and are included within interests in joint ventures and partnerships, at estimated fair value on our consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our consolidated statements of operation.

Successor Company

For the eight months ended December 31, 2014

        Other income totaled $11.8 million for the eight months ended December 31, 2014, and primarily represented unrealized gains on our commercial real estate assets, partially offset by unrealized losses on our foreign exchange forward contracts and remeasurement related to our foreign denominated commercial real estate assets.

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

Successor Company

For the eight months ended December 31, 2014

        Other expenses totaled $0.5 million for the eight months ended December 31, 2014 and was comprised primarily of allocated net base management fees expense. As described above, as a result of incremental commercial real estate asset acquisitions made in 2014, the investment portfolio balance and amounts allocated for costs and expenses have increased. As of December 31, 2014, our commercial real estate assets had a carrying value of $212.1 million.

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

2013 and 2012

        Other expenses increased $0.4 million in 2013 compared to 2012 primarily due to commercial real estate asset acquisitions made in 2013, thereby increasing the investment portfolio balance and corporate expenses charged and allocated during 2013.

Income Tax Provision

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, we generally are not subject to United States federal income tax at the entity level, but are subject to limited state and foreign taxes. Holders of our Series A LLC Preferred Shares will be allocated a share of our gross ordinary income for our taxable year ending within or with their taxable year. Holders of our Series A LLC Preferred Shares will not be allocated any gains or losses from the sale of our assets.

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

        We have wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the eight months ended December 31, 2014 and four months ended April 30, 2014 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.

        CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1, CLO 2007-A, CLO 2009-1 and CLO 2011-1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.

        Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state and foreign income tax expense related to the 2014 tax year. For the eight months ended December 31, 2014, we recorded $0.5 million of state and foreign tax expense, and for the four months ended April 30, 2014, we recorded $0.2 million of state and foreign tax expense. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our consolidated balance sheets.

Investment Portfolio

        Our investment portfolio primarily consists of corporate debt holdings, consisting of corporate loans and corporate debt securities. The details of our corporate debt portfolio are discussed below under "Corporate Debt Portfolio". Also included in our investment portfolio are our other holdings, including oil and gas assets, equity investments, and interests in joint ventures and partnerships, which are all discussed below under "Other Holdings".

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

Corporate Loans

        Our corporate loan portfolio had an aggregate par value of $6.9 billion as of both December 31, 2014 and 2013. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.

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

        The following table summarizes our corporate loans portfolio stratified by type:

Corporate Loans
(Amounts in thousands)

	Successor Company			Predecessor Company
	December 31, 2014			December 31, 2013(1)
	Par	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$6,735,553	$6,565,011	$6,357,273	$6,374,004	$6,212,663	$6,212,663	$6,128,193
Second lien	20,569	17,116	18,961	361,520	349,523	349,523	316,783
Subordinated	151,251	128,443	130,330	156,250	130,434	130,434	125,423

Subtotal	6,907,373	6,710,570	6,506,564	6,891,774	6,692,620	6,692,620	6,570,399
Lower of cost or fair value adjustment	—	—	—	—	(15,920)	—	—
Allowance for loan losses	—	—	—	—	(224,999)	—	—
Unrealized gains	—	—	—	—	15,019	—	—

Total	$6,907,373	$6,710,570	$6,506,564	$6,891,774	$6,466,720	$6,692,620	$6,570,399

(1)
Includes loans held for sale and loans carried at estimated fair value.

        As of December 31, 2014, $6.7 billion par amount, or 96.9%, of our corporate loan portfolio was floating rate and $213.2 million par amount, or 3.1%, was fixed rate. In addition, as of December 31, 2014, $234.3 million par amount, or 3.4%, of our corporate loan portfolio was denominated in foreign currencies, of which 78.1% was denominated in Euros. As of December 31, 2013, $6.7 billion par amount, or 97.8%, of our corporate loan portfolio was floating rate and $148.9 million par amount, or 2.2%, was fixed rate. In addition, as of December 31, 2013, $291.0 million par amount, or 4.2%, of our corporate loan portfolio was denominated in foreign currencies, of which 74.0% was denominated in Euros.

        As of December 31, 2014, our fixed rate corporate loans had a weighted average coupon of 8.8% and a weighted average years to maturity of 2.8 years, as compared to 11.2% and 5.1 years, respectively, as of December 31, 2013. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.5% as of December 31, 2014 and 4.8% as of December 31, 2013, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.7% as of December 31, 2014 and 3.9% as of December 31, 2013. The weighted average years to maturity of our floating rate corporate loans was 4.1 years as of both December 31, 2014 and 2013.

Successor Company

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

        As of December 31, 2014, we held a total par value and estimated fair value of $580.1 million and $342.1 million, respectively, of non-accrual loans.

Defaulted Loans

        Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of December 31, 2014, we held four corporate loans that were in default with a total estimated fair value of $266.9 million from two issuers.

Concentration Risk

        Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2014, approximately 38% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC ("TXU") and First Data Corp., which combined represented $700.4 million, or approximately 11% of the aggregate estimated fair value of our corporate loans.

Predecessor Company

Non-Accrual Loans

        Under the Predecessor Company, we held certain corporate loans designated as being non-accrual, impaired and/or in default. Non-accrual loans consisted of (i) corporate loans held for investment, including impaired loans, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value. Any of these three classifications may have included those loans modified in a troubled debt restructuring ("TDR"), which were typically designated as being non-accrual (see "Troubled Debt Restructurings" section below).

        The following table summarizes our recorded investment in non-accrual loans as of December 31, 2013 (amounts in thousands):

Predecessor Company
December 31, 2013
Loans held for investment	$554,442
Loans held for sale	44,823
Loans at estimated fair value	24,883

Total non-accrual loans	$624,148

        During the four months ended April 30, 2014, we recognized $5.3 million of interest income from cash receipts for loans on non-accrual status. Comparatively, during the years ended December 31,

2013 and 2012, we recognized $25.1 million and $19.6 million, respectively, of interest income from cash receipts for loans on non-accrual status.

Impaired Loans

        As discussed in "Executive Overview—Merger with KKR & Co.", beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need to assess loans for impairment. Accordingly, disclosures related to impaired loans pertain to the Predecessor Company. Prior to the Effective Date, impaired loans consisted of loans held for investment where we had determined that it was probable that we would not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not have been in default at the time a loan was designated as being impaired and all impaired loans were placed on non-accrual status. The recorded investment of impaired loans totaled $554.4 million as of December 31, 2013.

Defaulted Loans

        Under the Predecessor Company, the balance of defaulted loans may have been comprised of loans held for investment, loans held for sale and loans at estimated fair value. Loans that were held for sale were carried at the lower of amortized cost or estimated fair value and, accordingly, no allowance for loan losses was maintained for such loans. In contrast, loans that were specifically identified as being impaired had a specific allocated reserve that represented the excess of the loan's amortized cost amount over its estimated fair value. Since defaulted loans may have primarily consisted of loans classified as held for sale and impaired loans consisted of only loans held for investment, fluctuations in the balances of defaulted loans did not necessarily correspond to fluctuations in impaired loans.

        As of December 31, 2013, we held six corporate loans that were in default with a total amortized cost of $215.7 million from two issuers. Of the $215.7 million total amortized cost, $203.7 million were included in the loans that comprised the allocated component of our allowance for loan losses and $12.0 million were included in loans carried at estimated fair value.

Troubled Debt Restructurings

        As discussed above, in connection with the Merger Transaction, we account for all of our corporate loans at estimated fair value as of the Effective Date. Accordingly, required disclosure related to TDRs pertains to the Predecessor Company. The recorded investment balance of TDRs at December 31, 2013 totaled $55.4 million, related to three issuers. Loans whose terms had been modified in a TDR were considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and were typically placed on non-accrual status, but could have been moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms was expected and the borrower had demonstrated a sustained period of repayment performance, typically six months. As of December 31, 2013, $55.4 million of TDRs were included in non-accrual loans (see "Non-Accrual Loans" section above). As of December 31, 2013, the allowance for loan losses included specific reserves of $22.1 million related to TDRs.

        The following table presents the aggregate balance of loans whose terms have been modified in a TDR during the four months ended April 30, 2014 and years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	Four months ended April 30, 2014			Year ended December 31, 2013			Year ended December 31, 2012
	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)(2)	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)(3)	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)(4)
Troubled debt restructurings:
Loans held for investment	1	$154,075	$—	2	$68,358	$39,430	1	$13,807	$4,679
Loans held for sale	—	—	—	—	—	—	1	53,875	20,886
Loans at estimated fair value	2	41,347	24,571	1	1,670	1,229	—	—	—

Total		$195,422	24,571		$70,028	$40,659		$67,682	$25,565

(1)
Recorded investment is defined as amortized cost plus accrued interest.

(2)
Excludes equity securities received from the loans held for investment and/or loans at estimated fair value TDRs with an estimated fair value of $92.0 million and $12.3 million, from the two issuers, respectively.

(3)
Excludes equity securities received from the TDRs with an estimated fair value of $2.1 million.

(4)
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

        As of April 30, 2014 and December 31, 2013 there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR.

        As of April 30, 2014 and December 31, 2013 no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

        During the four months ended April 30, 2014, we modified $1.1 billion amortized cost of corporate loans that did not qualify as TDRs. During the year ended December 31, 2013, we modified $2.4 billion amortized cost of corporate loans that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

Allowance for Loan Losses

        As discussed in "Executive Overview—Merger with KKR & Co.", beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for an allowance for loan losses. Accordingly, disclosure related to allowance for loan losses pertains to the Predecessor Company.

        The following table summarizes the changes in the allowance for loan losses for our corporate loan portfolio (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Allowance for loan losses:
Beginning balance	$224,999	$223,472	$191,407
Provision for loan losses	—	32,812	46,498
Charge-offs	(1,458)	(31,285)	(14,433)

Ending balance	$223,541	$224,999	$223,472

        As of December 31, 2013, we had an allowance for loan loss of $225.0 million. As described under "Critical Accounting Policies", our allowance for loan losses represented our estimate of probable credit losses inherent in our corporate loan portfolio held for investment as of the balance sheet date. Estimating our allowance for loan losses involved a high degree of management judgment and was based upon a comprehensive review of our loan portfolio that was performed on a quarterly basis. Our allowance for loan losses consisted of two components, an allocated component and an unallocated component. The allocated component of our allowance for loan losses pertained to specific loans that we had determined were impaired. We determined a loan was impaired when we estimated that it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement. On a quarterly basis we performed a comprehensive review of our entire loan portfolio and identified certain loans that we had determined were impaired. Once a loan was identified as being impaired we placed the loan on non-accrual status, unless the loan was already on non-accrual status, and recorded a reserve that reflected our best estimate of the loss that we expected to recognize from the loan. The expected loss was estimated as being the difference between our current cost basis of the loan, including accrued interest receivable, and the loan's estimated fair value.

        The unallocated component of our allowance for loan losses represented our estimate of probable losses inherent in our loan portfolio as of the balance sheet date where the specific loan that the loan loss related to was indeterminable. We estimated the unallocated component of our allowance for loan losses through a comprehensive quarterly review of our loan portfolio and identified certain loans that demonstrated possible indicators of impairment, including internally assigned credit quality indicators. This assessment excluded all loans that were determined to be impaired and as a result, an allocated reserve had been recorded as described in the preceding paragraph. Such indicators included, but were not limited to, the current and/or forecasted financial performance and liquidity profile of the issuer, specific industry or economic conditions that may have impacted the issuer, and the observable trading price of the loan if available. All loans were first categorized based on their assigned risk grade and further stratified based on the seniority of the loan in the issuer's capital structure. The seniority classifications assigned to loans were senior secured, second lien and subordinate. Senior secured consisted of loans that were the most senior debt in an issuer's capital structure and therefore had a lower estimated loss severity than other debt that was subordinate to the senior secured loan. Senior secured loans often had a first lien on some or all of the issuer's assets. Second lien consisted of loans that were secured by a second lien interest on some or all of the issuer's assets; however, the loan was subordinate to the first lien debt in the issuer's capital structure. Subordinate consisted of loans that were generally unsecured and subordinate to other debt in the issuer's capital structure.

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

        At September 30, 2012, we transferred TXU from the high risk grade of the unallocated component to the allocated component of our allowance for loan losses upon determination that the loans were impaired. Management believed it probable that we would be unable to collect all payments due in accordance with the contractual terms of the loan agreement. To calculate the recovery value of the loans, we estimated the loss as being the difference between our current cost basis of the loan, including accrued interest receivable, and the present value of expected future cash flows discounted using the effective discount rate. At December 31, 2013, the calculation resulted in a specific reserve of $66.9 million related to TXU, or an implied recovery value of approximately 76% of par. As of December 31, 2013, TXU had a total amortized cost of $311.6 million. In addition, we held TXU loans held for sale with a recorded investment of $29.8 million as of December 31, 2013.

        During the four months ended April 30, 2014, we recorded charge-offs totaling $1.5 million comprised primarily of loans modified in TDRs. During the years ended December 31, 2013 and 2012, we recorded charge-offs totaling $31.3 million and $14.4 million, respectively, comprised primarily of loans modified in TDRs and loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

        As discussed in "Executive Overview—Merger with KKR & Co.", beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for the bifurcation between corporate loans held for investment and loans held for sale. Accordingly, disclosures related to corporate loans held for sale pertain to the Predecessor Company.

        The following table summarizes the changes in our corporate loans held for sale balance (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Loans Held for Sale:
Beginning balance	$279,748	$128,289	$317,332
Transfers in	348,808	323,416	114,995
Transfers out	—	—	(114,871)
Sales, paydowns, restructurings and other	(87,447)	(166,058)	(186,511)
Lower of cost or estimated fair value adjustment(1)	5,038	(5,899)	(2,656)

Net carrying value	$546,147	$279,748	$128,289

(1)
Represents the recorded net adjustment to earnings for the respective period.

        As of December 31, 2013, we had $279.7 million of loans held for sale. During the four months ended April 30, 2014, we transferred $348.8 million amortized cost amount of loans from held for investment to held for sale. During the year ended December 31, 2013, we transferred $323.4 million amortized cost amount of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and the determination by us to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. During the four months ended April 30, 2014 and year ended December 31, 2013, we did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

        The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Lower of cost or estimated fair value:
Beginning balance	$(15,920)	$(14,047)	$(50,906)
Sale and paydown of loans held for sale	43	4,026	38,264
Transfer of loans to held for investment	—	—	3,014
Declines in estimated fair value	(4,453)	(15,620)	(25,961)
Recoveries in estimated fair value	9,491	9,721	21,542

Ending balance	$(10,839)	$(15,920)	$(14,047)

        We recorded a $5.0 million reduction to the lower of cost or estimated fair value adjustment for the four months ended April 30, 2014 for certain loans held for sale, which had a carrying value of $546.1 million as of April 30, 2014. We recorded a $5.9 million and $2.7 million net charge to earnings during the years ended December 31, 2013 and 2012, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale which had a carrying value of $279.7 million and $128.3 million as of December 31, 2013 and 2012, respectively.

Concentration Risk

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

Corporate Debt Securities

        Our corporate debt securities portfolio had an aggregate par value of $634.7 million and $524.3 million as of December 31, 2014 and 2013, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets.

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

        The following table summarizes our corporate debt securities portfolio stratified by type as of December 31, 2014 and 2013:

Corporate Debt Securities
(Amounts in thousands)

	Successor Company			Predecessor Company
	December 31, 2014			December 31, 2013(1)
	Par	Amortized Cost	Estimated Fair Value	Par	Carrying Value	Amortized Cost	Estimated Fair Value
Senior secured	$225,898	$204,222	$200,196	$183,856	$166,409	$157,637	$166,409
Senior unsecured	196,155	201,700	195,955	241,381	241,368	215,875	241,368
Subordinated	212,695	193,537	187,270	99,105	89,531	89,231	89,531

Total	$634,748	$599,459	$583,421	$524,342	$497,308	$462,743	$497,308

(1)
In addition to certain corporate debt securities available-for-sale, these amounts include other corporate debt securities carried at estimated fair value, which have unrealized gains and losses recorded in the consolidated statements of operations.

        As of December 31, 2014, $413.2 million par amount, or 77.8%, of our corporate debt securities portfolio was fixed rate and $118.2 million par amount, or 22.2%, was floating rate. In addition, we had $103.4 million par amount of subordinated notes in third-party-controlled CLOs. In addition, as of December 31, 2014, $85.2 million par amount, or 13.4%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 95.8% was denominated in Euros. As of December 31, 2013, $461.3 million par amount, or 88.0%, of our corporate debt securities portfolio was fixed rate and $63.1 million par amount, or 12.0%, was floating rate. In addition, as of December 31, 2013, $26.5 million par amount, or 5.0%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 85.2% was denominated in Euros.

        As of December 31, 2014, our fixed rate corporate debt securities had a weighted average coupon of 8.2% and a weighted average years to maturity of 4.4 years, as compared to 7.9% and 5.6 years, respectively, as of December 31, 2013. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 13.3% as of December 31, 2014, which included a single PIK security totaling $98.6 million earning 15% and excluded $103.4 million par amount of subordinated notes in third-party-controlled CLOs that do not earn a stated rate. The weighted average coupon on our floating rate corporate debt securities was 4.3% as of December 31, 2013. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.7% as of December 31, 2014 and 4.1% as of December 31, 2013, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 7.7 years and 7.6 years as of December 31, 2014 and 2013, respectively.

Successor Company

Defaulted Securities

        As of December 31, 2014, we had a corporate debt security from one issuer in default with an estimated fair value of $8.7 million, which was on non-accrual status.

Concentration Risk

        Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2014, approximately 70% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, JC Penney Corp. Inc. and LCI Helicopters Limited which combined represented $213.6 million, or approximately 37% of the estimated fair value of our corporate debt securities.

Predecessor Company

Impaired Securities

        During the four months ended April 30, 2014, we recognized losses totaling $4.4 million, compared to $19.5 million and $8.2 million for the years ended December 31, 2013 and 2012, respectively, for securities available-for-sale that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

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

Other Holdings

        Our other holdings primarily consisted of oil and gas assets, marketable and private equity investments, as well as interests in joint ventures and partnerships.

Natural Resources Holdings

Working Interests

        On September 30, 2014, we closed the Trinity transaction. In connection with the transaction, the 2015 Natural Resources Facility was terminated with all amounts outstanding repaid as of September 30, 2014. As of December 31, 2014, Trinity had a carrying value of $51.6 million and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on our consolidated balance sheets.

        In addition, during the third quarter of 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent. The 2018 Natural Resources Facility, which was used to partially finance these natural resources assets, was terminated with all amounts outstanding repaid as of July 1, 2014.

        Accordingly, as of December 31, 2014 and 2013, our working interests, classified as oil and gas properties on the consolidated balance sheets, had a net carrying value of zero and $359.1 million, respectively.

Royalty Interests

        In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties. We had approximately 571 and 359 gross productive wells as of December 31, 2014 and 2013, respectively, in which we own an overriding royalty interest only, and the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of December 31, 2014 and 2013, had net carrying values of $120.3 million and $41.3 million, respectively. The difference in carrying value between these two periods was a result of the new accounting basis established for all assets and liabilities to reflect estimated fair value as of the Effective Date in connection with the Merger Transaction.

Equity Holdings

        As of December 31, 2014, our equity investments carried at estimated fair value had an estimated fair value of $181.4 million. Comparatively, as of December 31, 2013, our equity investments consisted of (i) private equity investments carried at cost (included in other assets on our consolidated balance sheet) with an aggregate cost amount of $0.4 million and an estimated fair value of $4.5 million and (ii) equity investments carried at estimated fair value, with an aggregate cost amount of $160.6 million and an estimated fair value of $181.2 million. As discussed further below under "Contributions and Distributions," we distributed certain equity investments, at estimated fair value totaling $101.0 million to our Parent during the second half of 2014.

Interests in Joint Ventures and Partnerships Holdings

        As of December 31, 2014, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate estimated fair value of $718.8 million, which includes noncontrolling interests of $100.2 million. As of December 31, 2013, our interests in joint ventures and partnerships had an aggregate estimated fair value of $436.2 million.

Shareholders' Equity

        As discussed in "Executive Overview—Merger with KKR & Co.", in connection with the Merger Transaction, purchase accounting required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss be recognized within the shareholders' equity section of our consolidated financial statements. In addition, as of the Effective Date, we discontinued hedge accounting for our cash flow hedges and elected the fair value option of accounting for our securities available-for-sale, both of which resulted in any changes in estimated fair value to be recorded in the consolidated statements of operations, rather than accumulated other comprehensive loss.

        On June 27, 2014, our board of directors approved a reverse stock split whereby the number of our issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by our Parent.

        Our total equity at December 31, 2014 totaled $2.5 billion, which included $100.2 million of noncontrolling interests related to entities we now consolidate. Noncontrolling interests represent the equity component held by third parties. Included in our total equity of $2.5 billion as of December 31, 2013, was accumulated other comprehensive loss totaling $15.7 million.

        Under the Predecessor Company, our average common shareholders' equity and return on average common shareholders' equity for the four months ended April 30, 2014 was $2.2 billion and 13.8%. Comparatively, our average common shareholders' equity and return on average common shareholders'

equity for the year ended December 31, 2013 was $2.1 billion and 12.6%, respectively, and for the year ended December 31, 2012, was $1.8 billion and 19.7%, respectively. Return on average common shareholders' equity is defined as net income available to common shareholders divided by weighted average common shareholders' equity.

        Our book value per common share as of December 31, 2013 was $10.58 and was computed based on 204,824,159 common shares issued and outstanding as of December 31, 2013.

Contributions and Distributions

        On June 27, 2014 and July 31, 2014, our board of directors approved the distribution of certain of our private equity and natural resources assets and cash to our Parent, as the sole holder of our common shares. The estimated fair value of these distributions totaled approximately $294.6 million, comprised of $14.4 million of cash and $280.2 million of assets at the time of transfer. These distributions were completed during the third quarter of 2014.

        In addition, on December 26, 2014, our board of directors approved the distribution of cash totaling $177.7 million to our Parent, which was paid on December 29, 2014.

        Separately, on June 27, 2014 and July 31, 2014, our board of directors approved the receipt of contributions by us from our Parent of cash, CLO subordinated notes controlled by a third-party, a corporate loan and interests in joint ventures and partnerships focused on specialty lending. The estimated fair value of these contributions totaled approximately $291.5 million, comprised of $235.8 million cash and $55.7 million assets at the time of transfer. These contributions were completed during the third quarter of 2014.

        In addition, on December 26, 2014, our board of directors approved the receipt of contributions by us from our Parent of corporate loans, debt securities, equity investments at estimated fair value and interests in joint ventures and partnerships. The estimated fair value of these contributions totaled approximately $182.5 million at the time of transfer and were completed on December 29, 2014. In connection with these contributions, we received $0.9 million of other assets as a result of consolidating a non-VIE in which we now hold a greater than 50 percent voting interest.

Preferred Shareholders

        On December 22, 2014, our board of directors declared a cash distribution of $0.460938 per share on our Series A LLC Preferred Shares. The distribution was paid on January 15, 2015 to preferred shareholders as of the close of business on January 8, 2015.

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

Common Shareholders

        On February 26, 2015, our board of directors declared a cash distribution for the quarter ended December 31, 2014 of $551,627 per share to common shareholders of record on February 26, 2015. The distribution was paid on February 27, 2015.

        On November 13, 2014, our board of directors declared a cash distribution for the quarter ended September 30, 2014 of $464,892 per share to common shareholders of record on November 13, 2014. The distribution was paid on November 14, 2014.

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

        Under the Predecessor Company, the amount and timing of our distributions to our preferred shareholders and common shareholders was determined by our board of directors. Subsequently, under the Successor Company, distributions are determined by the executive committee, which was established by the board of directors. Under both periods, distributions are determined based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions, including those under the terms of our preferred shares which would have impacted our common shareholders, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we generally determined gains or losses based upon the price we paid for those assets.

        We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by our Predecessor Company's common shareholders on the sale of assets held by the Predecessor Company may have been higher or lower depending upon the purchase price such shareholders paid for our Predecessor Company's common shares. Holders of Series A LLC Preferred Shares will not be allocated any gains or losses from any sale of our assets. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. See "Non-Cash 'Phantom' Taxable Income" below for further discussion about taxable income allocable to holders of our shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.

LIQUIDITY AND CAPITAL RESOURCES

        We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of December 31, 2014, we had unrestricted cash and cash equivalents totaling $163.4 million.

        The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test ("OC Test") as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, as of December 31, 2014, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage ("IC") tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

Sources of Funds

Cash Flow CLO Transactions

        As of December 31, 2014, we had eleven Cash Flow CLO transactions outstanding. In accordance with GAAP, we consolidate each of our CLO subsidiaries as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

        On December 18, 2014, we closed CLO 10, a $415.6 million secured financing transaction maturing on December 15, 2025. We issued $368.0 million par amount of senior secured notes to unaffiliated investors, of which $343.0 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate with a weighted-average coupon of 4.90%. The investments that are owned by CLO 10 collateralize the CLO 10 debt, and as a result, those investments are not available to us, our creditors or shareholders.

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

        During the eight months ended December 31, 2014, we issued $15.0 million par amount of CLO 2006-1 Class E notes for proceeds of $15.0 million and $37.5 million par amount of CLO 2007-1 Class E notes for proceeds of $37.6 million.

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

        In the case of CLO 2011-1, the agreement specifies a par value ratio test ("PVR Test"), whereby if the PVR Test is below 120.0%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 120.0%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. The par value ratio is calculated based on the par value portfolio collateral value divided by the outstanding loan balance. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default or is a CCC-rated asset in excess of the CCC-rated asset limit percentage specified for CLO 2011-1, in which case the collateral value of such asset is the market value of such asset.

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

        Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of December 31, 2014, all of our CLOs were in compliance with their respective OC Tests.

        An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 are no longer in their reinvestment periods as of December 31, 2014. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding.

        During the eight months ended December 31, 2014, $500.8 million of original CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. Pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of their respective non-call periods. During July 2014, we called CLO 2007-A and subsequently repaid aggregate senior and mezzanine notes totaling $494.9 million. During the four months ended April 30, 2014, $182.6 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. Comparatively, during the year ended December 31, 2013, $759.2 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9 and CLO 10 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018 and December 2018, respectively. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends.

        CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the eight months ended December 31, 2014, $49.4 million of original CLO 2011-1 senior notes were repaid, while during the four months ended April 30, 2014, $39.4 million of original CLO 2011-1 senior notes were repaid. Comparatively, during the year ended December 31, 2013, $77.2 million of original CLO 2011-1 senior notes were repaid.

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

Convertible Debt

7.5% Convertible Senior Notes

        On January 18, 2013, in accordance with the indenture relating to our $172.5 million 7.5% convertible senior notes due January 15, 2017 ("7.5% Notes"), we issued a Termination Notice to holders of the 7.5% Notes whereby we terminated the right to convert the 7.5% Notes to common shares. Per the indenture, we were able to terminate the conversion rights of the notes if the closing price of our shares exceeded 150% of the conversion price then in effect for 20 or more trading days in a period of 30 consecutive trading days ending on the trading day prior to the date on which we provide notice of the election to terminate the conversion rights. Holders of $172.5 million 7.5% Notes submitted their notes for conversion for which we satisfied by physical settlement with 26.1 million common shares, or 151.0580 shares per $1,000 principal amount of 7.5% Notes. As set forth in the Termination Notice, the 7.5% Notes were no longer convertible to common shares as of February 17, 2013.

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

Off-Balance Sheet Commitments

        We commit to purchase corporate loans in the secondary market, and as such, we bear the risks and benefits of changes in the fair value from the trade date forward. As of December 31, 2013, we had committed to purchase corporate loans with an aggregate par amount totaling $62.7 million. As described above in "Executive Overview—Merger with KKR & Co.", as of the Effective Date, we account for all corporate loans on trade date. As such, as of December 31, 2014, all corporate loans were included in the consolidated balance sheets. In addition, we participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of December 31, 2014 and 2013, we had unfunded financing commitments totaling $9.5 million and $17.4 million, respectively.

        We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to total approximately $162.0 million as of December 31, 2014, whereby approximately 31% was related to our credit segment, 32% was related to our other segment and 37% was related to our natural resources segment. Comparatively, we estimated these future contributions to total approximately $325.5 million as of December 31, 2013, whereby approximately 60% was related to our credit segment, 24% was related to our other segment and 16% was related to our natural resources segment.

        As of December 31, 2014 and 2013, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $457.3 million and $231.7 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary "bad boy" acts. In connection with these investments, joint and several non-recourse "bad boy" guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. As of December 31, 2014 and 2013, we also had financial guarantees related to our natural resources investments totaling zero and $17.9 million, respectively.

Contractual Obligations

        The table below summarizes our contractual obligations as of December 31, 2014 and are subject to material changes based on factors including interest rates, compliance with OC Tests and pay downs subsequent to December 31, 2014. The remaining contractual maturities in the table below were allocated assuming no prepayments and represent the principal amount of all notes, excluding any discount. Expected maturities may differ from contractual maturities because we, as the borrower, may have the right to call or prepay certain obligations, with or without call or prepayment penalties. The table below excludes contractual commitments related to our derivatives and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and determinable payments (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CLO 2005-1 notes(1)	$200,574	$3,531	$197,043	$—	$—
CLO 2005-2 notes(1)	247,698	1,643	246,055	—	—
CLO 2006-1 notes(1)	174,647	2,139	4,277	168,231	—
CLO 2007-1 notes(1)	2,747,664	34,064	68,128	68,128	2,577,344
CLO 2007-A notes(1)	15,096	—	15,096	—	—
CLO 2011-1 debt(1)	425,603	6,374	12,748	406,481	—
CLO 2012-1 notes(1)	470,903	8,578	17,157	17,157	428,011
CLO 2013-1 notes(1)	553,445	9,009	18,018	18,018	508,400
CLO 2013-2 notes(1)	422,345	7,512	15,025	15,025	384,783
CLO 9 notes(1)	603,195	10,556	21,112	21,112	550,415
CLO 10 notes(1)	468,932	9,213	18,426	18,426	422,867
Senior notes(2)	1,190,897	30,295	60,591	60,591	1,039,420
Junior subordinated notes(3)	453,570	15,285	18,503	14,526	405,256
Other commitments(4)	170,941	14,827	121,114	—	35,000

Total	$8,145,510	$153,026	$833,293	$807,695	$6,351,496

(1)
Includes interest to be paid over the maturity of the CLO notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2014 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2014.

(2)
Includes interest to be paid over the maturity of the senior notes which has been calculated assuming no redemptions are made and debt outstanding as of December 31, 2014 is held until its final maturity date. The future interest payments are calculated using the stated 8.375% and 7.5% interest rates.

(3)
Includes interest to be paid over the maturity of the junior subordinated notes which has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2014 is held until its final maturity date. The future interest payments are calculated using fixed and variable rates in effect as of December 31, 2014, at spreads to market rates pursuant to the financing agreements, and range from 2.3% to 8.1%.

(4)
Represents commitments to provide funding at the discretion of the borrower up to a specific predetermined amount, excluding financial guarantees. As certain of these commitments relate to natural resources and commercial real estate, the maturities may vary significantly depending on the progress and timing of development. Refer to "Off-Balance Sheet Commitments" above for further discussion.

PARTNERSHIP TAX MATTERS

Non-Cash "Phantom" Taxable Income

        We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our Series A LLC Preferred Shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our gross ordinary income, regardless of whether or when they receive cash distributions. We generally allocate our gross ordinary income using a monthly convention, which means that we determine our taxable income and losses for the taxable year to be allocated to our Series A LLC Preferred Shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of our gross ordinary income. If the amount of cash distributed to our Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our Series A LLC Preferred Shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our Series A LLC Preferred Shares may still have a tax liability attributable to their allocation of gross ordinary income from us during such year in the event that cash distributed in a prior year exceeded our gross ordinary income in such year.

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

        If we fail to satisfy the "qualifying income exception" described above, our gross ordinary income would not pass through to holders of our Series A LLC Preferred Shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our net income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our Series A LLC Preferred Shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our Series A LLC Preferred Shares and thus could result in a substantial reduction in the value of our Series A LLC Preferred Shares and any other securities we may issue.

Tax Consequences of Investments in Natural Resources and Real Estate

        As referenced above, we have made certain investments in natural resources and real estate. It is likely that the income from natural resources investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our Series A LLC Preferred Shares that are not "United States persons" within the meaning of Section 7701(a)(30) of the Code. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with the conduct of a United States trade or business. Further, our investments in real estate through pass-through entities may generate operating income that is treated as effectively connected with the conduct of a United States trade or business.

        To the extent our income is treated as effectively connected income, a holder who is a non-United States person generally would be required to (i) file a United States federal income tax return for such year reporting its allocable share, if any, of our gross ordinary income effectively connected with such trade or business and (ii) pay United States federal income tax at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable federal income tax rate to the extent of the holder's allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder's United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such holder's United States federal income tax liability for the taxable year.

        If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the fourth quarter of 2014. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the IRS could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

        In addition, all holders of our Series A LLC Preferred Shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our Series A LLC Preferred Shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Kansas, Louisiana, Mississippi, North Dakota, Ohio, Oklahoma, Pennsylvania and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

        For holders of our Series A LLC Preferred Shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a "qualified publicly traded partnership" for purposes of the income and asset diversification tests that apply to regulated investment companies. Although the calculation of our gross income for purposes of this test is not entirely clear, if our calculation of gross income is respected, it is likely that we will not be treated as a "qualified publicly traded partnership" for our 2014 tax year. No assurance can be provided that we will or will not be treated as a "qualified publicly traded partnership" in 2015 or any future year.

Schedule K-1 Tax Information

        2014 Schedule K-1 (Form 1065), Partner's Share of Income, Deductions, Credits, etc. were available to shareholders at the end of March 2015.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

        From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of December 31, 2014, $289.6 million estimated fair value, or 4.1%, of our corporate debt portfolio was denominated in foreign currencies, of which 86.7% was denominated in Euros. In addition, as of December 31, 2014, $117.1 million estimated fair value, or 14.6%, of our interests in joint ventures and partnerships, equity investments and other investments were denominated in foreign currencies, of which 41.9% was denominated in Euros, 33.7% was denominated in the British pound sterling and 13.7% was denominated in Canadian dollars.

        Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of December 31, 2014, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $442.2 million, the majority of which related to certain of our foreign currency denominated assets. Refer to "Derivative Risk" below for further discussion on our derivatives.

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

        Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of December 31, 2014, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(21,232)
Increase of 2.0%	$(3,049)
Increase of 3.0%	$15,134
Increase of 4.0%	$33,317
Increase of 5.0%	$51,500

        As of December 31, 2014, approximately 74.3% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.03%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 2% and 3% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

        We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of December 31, 2014, we had interest rate swaps with a contractual notional amount of $426.0 million, of which $301.0 million was related to two pay-fixed, receive-variable interest rate swaps through certain of our CLOs. These interest rate derivatives consisted of swaps to hedge a portion of the interest rate risk associated with our borrowings under the CLO senior secured notes. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to "Derivative Risk" below for further discussion on our derivatives.

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

        The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held as of December 31, 2014 (amounts in thousands):

	As of December 31, 2014
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$426,000	$(54,071)
Foreign exchange forward contracts	(442,181)	27,428
Total rate of return swaps	—	(130)
Options	—	5,212

Total		$(21,561)

        For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of December 31, 2014 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps(1)	$—	$—	$(6,188)	$(47,883)	$(54,071)
Foreign exchange forward contracts	11,156	12,941	3,331	—	27,428
Total rate of return swaps	(130)	—	—	—	(130)

Total	$11,026	$12,941	$(2,857)	$(47,883)	$(26,773)

(1)
During February 2015, we called CLO 2006-1 and repaid all senior and mezzanine notes. In connection with this repayment, the related interest rate swap, with a contractual notional amount of $84.0 million and estimated fair value of $6.2 million, was terminated.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages 154 through 238 in this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

        We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures are effective.

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

        Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K. Therefore, this Annual Report on Form 10-K does not include such an attestation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        During the quarter ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Additional information regarding such filings and events may be found at the Investor Center for KKR & Co. L.P. under "Events & Presentations," "Press Releases" and "SEC Filings", and KKR's periodic filings with the SEC are accessible on the Securities and Exchange Commission's website at www.sec.gov. Such presentations, reports, calls and webcasts whether published on KKR & Co.'s website or filed with the Securities and Exchange Commission are not incorporated by reference in this report and shall not be deemed to be incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following tables set forth information about our directors as of March 23, 2015.

DIRECTORS

Name	Age	Biography
William J. Janetschek	52	William J. Janetschek has been our President and Chief Executive Officer since June 2014 and a director since May 2014. He joined KKR in 1997 and is Chief Financial Officer of the managing partner of KKR & Co. L.P. Prior to joining KKR, he was a tax partner at Deloitte & Touche LLP. He holds a B.S. from St. John's University and an M.S., Taxation from Pace University. Mr. Janetschek is actively involved in the community, serving as a sponsor and member of a variety of non-profit organizations including Student Sponsor Partners and St. John's University. Mr. Janetschek brings strong experience within the finance industry as well as a demonstrated track record of leadership to the Company as our Chief Executive Officer and to our board of directors.
Richard Kreider	53

Richard Kreider has been a director since May 2014. He spent 28 years working at KKR prior to retiring in April 2014, with the last five years as a director in business operations. Mr. Kreider graduated from Villanova University with a B.S. in Accountancy and received his M.B.A. from New York University. Mr. Kreider brings extensive experience working with KKR to our board of directors.

Name	Age	Biography
Jonathan David Thomas	38

Jonathan David Thomas has been a director since May 2014. Mr. Thomas is the Chief Financial Officer for Jakov P. Dulcich & Sons and its affiliates, a leading grower, shipper and marketer of table grapes. Prior to his current role, Mr. Thomas worked at KKR in various roles including financial planning and SEC reporting and worked in the audit practice at PricewaterhouseCoopers. Mr. Thomas graduated from the University of Maine with a B.S. in Business Administration. Mr. Thomas brings valuable accounting and financial reporting experience to our board of directors.

John P. McGlinchey	61

John P. McGlinchey has been a director since May 2014. Mr. McGlinchey worked at KKR from June 2000 until his retirement in March 2012. From March 2012 through April 2014, Mr. McGlinchey served as a part-time consultant of KKR. Prior to joining KKR, he worked at Deloitte & Touche for 15 years and Bankers Trust for three years. Mr. McGlinchey graduated from Pace University in New York. Mr. McGlinchey brings extensive finance experience to our board of directors.

Name	Age	Biography
Jeffrey B. Van Horn	54

Jeffrey B. Van Horn has been a director and our Chief Operating Officer since February 2015, our Executive Vice President and Director of Tax since November 2010 and was our Chief Financial Officer from May 2006 through November 2010. Mr. Van Horn joined KKR in 2004 and is currently the Co-Head of the KKR Global Tax Team, the KKR Global Public Markets Tax Director, and the Chief Financial Officer of KKR Credit Advisors (US) LLC. Before joining KKR, Mr. Van Horn worked in various finance positions, including Senior Vice President of Investments and Chief Financial Officer of Avalon Bay Communities, Inc. and its predecessor, Bay Apartment Communities, Inc., respectively. Prior to that, he was a tax partner with Arthur Andersen LLP serving clients in the real estate, leasing, private equity, and REIT industries. Mr. Van Horn was also a member of Arthur Andersen's firmwide Partnership and REIT Tax Specialty Teams. He graduated summa cum laude with a B.A. in Business Administration from California State University, Stanislaus. Mr. Van Horn is also a California licensed Certified Public Accountant. Mr. Van Horn brings in-depth experience and understanding of our business as well as a substantial background in finance and tax to our board of directors.

        In accordance with the Merger Agreement and in connection with the Merger Transaction, Paul M. Hazen, Tracy L. Collins, Robert L. Edwards, Vincent Paul Finigan, R. Glenn Hubbard, Ross J. Kari, Ely L. Licht, Deborah H. McAneny, Scott A. Ryles and Willy R. Strothotte (the "Pre-Merger Independent Directors") ceased to serve as directors of the Company as of April 30, 2014. In May 2014, William J. Janetschek, Michael R. McFerran, Richard Kreider, John P. McGlinchey and Jonathan David Thomas were appointed to the board of directors and Scott Nuttall and Craig Farr resigned from the board of directors. In June 2014, Craig Farr resigned as President and Chief Executive Officer of the Company, and the board of directors elected William Janetschek to succeed Mr. Farr in these roles effective as of such date.

        On February 25, 2015, Michael R. McFerran provided notice of his resignation from the board of directors and its Executive Committee and as Chief Financial Officer and Chief Operating Officer of the Company, effective February 27, 2015. The board of directors elected Thomas N. Murphy to succeed Mr. McFerran as Chief Financial Officer and Treasurer of the Company and appointed Jeffrey B. Van Horn as a member of the board of directors and its Executive Committee and as Chief Operating Officer of the Company, in each case effective February 27, 2015. For additional information regarding Mr. Murphy, see "Executive Officers" below.

 EXECUTIVE OFFICERS

        We are externally managed and advised by our Manager. Our Manager was formed in July 2004. All of our executive officers are employees of our Manager or one or more of its affiliates. The following sets forth certain information with respect to our executive officers:

Name and Position	Age	Biography
William J. Janetschek President and Chief Executive Officer	52	For biographical information on Mr. Janetschek see table above under the heading "Directors".
Jeffrey B. Van Horn Chief Operating Officer	54	For biographical information on Mr. Van Horn, see table above under the heading "Directors".
Thomas N. Murphy Chief Financial Officer and Treasurer	48

Mr. Murphy has been our Chief Financial Officer and Treasurer since February 2015. He has been our chief accounting officer since February 2009. Prior to joining KKR, he was executive vice president of finance and accounting with Countrywide Bank, a subsidiary of Countrywide Home Loans from 2005 to 2009. Mr. Murphy has also worked as a compliance and Sarbanes Oxley analyst for Europe, Middle East and Africa for Dell, Inc. and with Deloitte & Touche LLP in audit and assurance. Mr. Murphy holds a B.A. in Economics and Math from the University College Cork, Ireland and is a California licensed Certified Public Accountant.

Name and Position	Age	Biography
Nicole J. Macarchuk General Counsel and Secretary	46

Ms. Macarchuk has been our General Counsel and Secretary since November 2010. Ms. Macarchuk has been employed by KKR since July 2010 and is a Managing Director and General Counsel to KKR Credit. Prior to joining KKR, Ms. Macarchuk was Co-General Counsel of Och-Ziff Capital Management Group LLC, a global institutional asset management firm from 2005 to April 2010. At Och-Ziff, Ms. Macarchuk was head counsel responsible for supporting the firm's global private equity, energy and transactional business groups and initiatives, as well as provided coverage to the U.S. public distressed debt and structured products business units and public equity business units with respect to transactional matters. Ms. Macarchuk was Counsel at O'Melveny & Myers LLP and O'Sullivan LLP from 1996 to 2005 where she focused on private equity transactions and fund formation. From 1993 to 1996, Ms. Macarchuk was an associate at White & Case where she focused on banking and corporate credit transactions. Ms. Macarchuk received a B.A. in Economics from Fordham University and a J.D., cum laude, from Fordham University Law School.

        No family relationships exist among any of our directors or executive officers. For information regarding the resignations of Craig Farr as President and Chief Executive Officer of the Company and Michael R. McFerran as Chief Financial Officer and Chief Operating Officer of the Company and as a member of the board of directors and the appointments of Jeffrey B. Van Horn as Chief Operating Officer and as a member of the board of directors and its executive committee and Thomas N. Murphy as Chief Financial Officer, see "—Directors."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities, or Reporting Persons, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. We have two classes of equity securities, our 7.375% Series A LLC Preferred Shares and our common shares. Reporting Persons are required by SEC regulations to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC. Based on the review of filings made with the SEC and representations made by the Reporting Persons, we believe that during 2014 all of our executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

 CORPORATE GOVERNANCE

Code of Ethics

        Our board of directors has established a Code of Business Conduct and Ethics that applies to our executive officers, directors and employees (should we in the future have any employees) and to the officers and employees of the Manager and its affiliates, when such individuals are acting for or on our behalf. Among other matters, our Code of Business Conduct and Ethics is designed to promote our commitment to ethics and compliance with the law, provide reporting mechanisms for known or suspected ethical or legal violations and help prevent and detect wrongdoing. We have specific policies in place to address:

  •
  conflicts of interest;

  •
  corporate opportunities;

  •
  fair dealing;

  •
  insider trading;

  •
  confidentiality;

  •
  protection and proper use of Company assets;

  •
  compliance with laws, rules and regulations;

  •
  timely and truthful public disclosure;

  •
  reporting of known or suspected violations or accounting deficiencies; and

  •
  accountability for violations.

        Any waiver of the Code of Business Conduct and Ethics for our executive officers or directors may be made only by our board of directors and will be promptly disclosed as required by law or stock exchange regulations. The Code of Business Conduct and Ethics is available on our website at http://ir.kkr.com/kfn_ir/documentdisplay.cfm?DocumentID=1214 and is also available in print by writing to KKR Financial Holdings LLC, Attn: Investor Relations, 555 California Street, 50th Floor, San Francisco, California 94104. Any modifications to the Code of Business Conduct and Ethics will be reflected on our website.

Director Independence

        In April 2014, following the closing of the Merger Transaction, the Company became a controlled company and in May 2014 we delisted our common shares from the NYSE and terminated their registration pursuant to Rule 12(g) of the Exchange Act. Accordingly, we are no longer required by NYSE or SEC rules to have any directors that satisfy NYSE independence criteria. Our Operating Agreement provides that a majority of our board of directors be made up of "Independent Directors", as defined in the Operating Agreement. For the purposes of the Operating Agreement, an Independent Director is a director who (i)(a) is not an officer or employee of the Company, or an officer, director or employee of any subsidiary of the Company, (b) was not appointed as a director pursuant to the terms of the Management Agreement, and (c) for so long as the Management Agreement is in effect, is not affiliated with the Manager or any of its affiliates, and (ii) who satisfies any NYSE independence requirements applicable to directors of the Company (none of which, as discussed above, currently apply to us). Richard Kreider, John McGlinchey and Jonathan Thomas are our Independent Directors under the Operating Agreement.

Director Nomination Procedures

        Nominees for directors may be proposed by our Manager, our sole common shareholder, members of the board of directors, and in certain circumstances holders of our Series A LLC Preferred Shares.

Communications with the Board of Directors

        Interested parties who wish to communicate with a member or members of our board of directors, including communications directed to the Independent Directors, may do so by addressing their correspondence to such member or members; the Company will forward all such correspondence to the member or members of the board of directors to whom such correspondence was addressed:

By mail:	KKR Financial Holdings LLC
Attn: Investor Relations
555 California Street, 50th Floor
San Francisco, California 94104

        The board of directors has established procedures for employees of our Manager and its affiliates and others to report openly, confidentially or anonymously concerns regarding our compliance with legal and regulatory requirements or concerns regarding our accounting, internal accounting controls or auditing matters. Reports may be made orally or in writing to our General Counsel and Secretary:

By mail:	KKR Financial Holdings LLC
Attn: General Counsel and Secretary
555 California Street, 50th Floor
San Francisco, California 94104
By phone:	(415) 315-6538

 BOARD OF DIRECTORS AND COMMITTEES

        Our board of directors directs the management of our business and affairs, as provided by our Operating Agreement and Delaware law, and conducts its business through meetings of the board of directors and its committees. We have two standing committees of the board of directors, the Affiliated Transactions Committee and the Executive Committee. The Affiliated Transaction Committee is made up entirely of Independent Directors. Matters put to a vote at either of these committees must be approved by a majority of the directors on the committee who are present at a meeting at which there is a quorum or by unanimous written or electronic consent of the directors on that committee. Our board of directors has adopted a written charter for the Affiliated Transactions Committee. Our board of directors may from time to time appoint other committees as circumstances warrant. Any new committees will have authority and responsibility as delegated by our board of directors. Because we are a controlled company and a subsidiary of KKR, another listed issuer, we are not required by NYSE or SEC rules to establish an audit committee, a compensation committee, a nominating and corporate governance committee or to meet other substantive NYSE corporate governance requirements.

Affiliated Transactions Committee

        The members of the Affiliated Transactions Committee are Richard Kreider, John McGlinchey and Jonathan Thomas. The Affiliated Transactions Committee is responsible for considering and taking action with respect to: any matters that, in the determination of the Manager, are reserved for action by the Independent Directors under the Management Agreement; any other matter involving the Manager or its affiliates that, in the determination of the Manager, involve a material conflict of interest with the Company; and any other matter that the board of directors (including its Executive Committee) determines to refer to the Affiliated Transactions Committee for its consideration. The Affiliated Transactions Committee has the authority to act (including the power to take action on behalf of the Company without further action from the board of directors) with respect to any matter described above reserved for action by the Independent Directors or involving a material conflict with the Manager or its affiliates as well as to exercise any additional powers delegated to it by the board of directors or Executive Committee.

Executive Committee

        The members of the Executive Committee are William Janetschek and Jeffrey Van Horn. The Executive Committee exercises the powers of our board of directors between meetings of our board of directors.

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

        Additionally, the Management Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling our Manager's obligations to us under the Management Agreement. Accordingly, our Manager has informed us that it cannot identify the portion of the compensation awarded to our executive officers that relates solely to their services to us, as our Manager and its affiliates do not compensate its employees specifically for such services.

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

        The Management Agreement requires our Manager to manage our business affairs in conformity with the investment guidelines that are approved by a majority of our board of directors. Our Manager is under the direction of our board of directors. Our Manager is responsible for (1) the selection, purchase and sale of our investments, (2) our financing and risk management activities and (3) providing us with investment advisory services.

        The Management Agreement expired on December 31, 2014, was automatically renewed for a one-year term expiring on December 31, 2015 and will be automatically renewed for a one-year term on each anniversary date thereafter, unless terminated. Our board of directors review our Manager's performance periodically and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two-thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager's right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

        We may also terminate the Management Agreement without payment of the termination fee with a 30 day prior written notice for "cause", which is defined as:

  •
  our Manager's continued material breach of any provision of the Management Agreement following a period of 30 days after written notice thereof;

  •
  our Manager's fraud, misappropriation of funds, or embezzlement against us;

  •
  our Manager's gross negligence in the performance of its duties under the Management Agreement;

  •
  the commencement of any proceeding relating to our Manager's bankruptcy or insolvency;

  •
  the dissolution of our Manager; or

  •
  a change in control of our Manager.

"Cause" does not include unsatisfactory performance, even if that performance is materially detrimental to our business. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Furthermore, our Manager may decline to renew the Management Agreement by providing us with a 180 day prior written notice. Our Manager may also terminate the Management Agreement upon 60 days prior written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.

        We do not employ personnel and therefore rely on the resources and personnel of our Manager to conduct our operations. For performing these services under the Management Agreement, our Manager receives a base management fee and incentive compensation based on our performance. Our Manager also receives reimbursements for certain expenses.

  Base Management Fee

        We pay our Manager a base management fee quarterly in arrears in an amount equal to 1/4 of our equity, as defined in the Management Agreement, multiplied by 1.75%. We believe that the base management fee that our Manager is entitled to receive is generally comparable to the base management fee received by the managers of comparable externally managed specialty finance companies. Our Manager uses the proceeds from its management fee in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are officers of us, receive no compensation directly from us.

        For purposes of calculating the base management fee, our equity means, for any quarter, the sum of:

  •
  the net proceeds from any issuance of our common shares;

  •
  the net proceeds of any issuances of preferred shares or trust preferred stock;

  •
  the net proceeds of any issuances of convertible debt issuances or other securities determined to be "equity" by our board of directors, provided that such issuances are approved by our board of directors, in each case, after deducting any underwriting discount and commissions and other expenses and costs relating to the issuance; and

  •
  our retained earnings at the end of such quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for the repurchases of our common shares.

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

        Our Manager is required to calculate the base management fee within 45 calendar days after the end of each quarter and deliver that calculation to us promptly. We are obligated to pay the base management fee within 45 calendar days after the end of each quarter. We may elect to have our Manager allocate the base management fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.

        During the year ended December 31, 2014, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee ("Fee Credits"). Specifically, as described in further detail under "The Collateral Management Agreements" below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee. For some of these CLOs, we hold less than 100% of the subordinated notes, with the remainder held by third parties. As a result, the amount of Fee Credits for each applicable CLO was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO's subordinated notes.

        In addition, during 2014, we invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, our Manager agreed to reduce the base management fee payable to our Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. For the eight months ended December 31, 2014 and four months ended April 30, 2014, $15.1 million and $5.3 million, respectively, of net base management fees were earned by our Manager.

        Our Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as our common share closing price on the NYSE was $20.00 or more for five consecutive trading days. Accordingly, our Manager permanently waived approximately $2.9 million of base management fees during the four months ended April 30, 2014.

  Reimbursement of Expenses

        Because our Manager's employees and affiliates perform certain legal, accounting and due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm's-length basis.

        We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is required to calculate its reimbursable expenses within 45 calendar days after the end of each quarter and deliver that calculation to us promptly. We are obligated to repay such expenses on the first business day of the month immediately following delivery, although such amount may be offset against amounts owed to us by our Manager. The expenses required to be paid by us include, but are not limited to, rent, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors' and officers' liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our shareholders, the costs of printing and mailing proxies and reports to our shareholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors, costs incurred by employees of our Manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we will be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Except as noted above, our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including compensation of our Manager's employees and other related expenses, except that we may elect to have our Manager allocate expenses among us and our subsidiaries, in which case expenses would be paid directly by each entity that received an allocation.

        For the eight months ended December 31, 2014 and four months ended April 30, 2014, we incurred reimbursable expenses to our Manager of $3.0 million and $2.8 million, respectively.

  Incentive Compensation

        In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (1) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted-average share of our common shares for such quarter, exceeds (b) an amount equal to (A) the weighted-average of the price per share of the common stock of KKR Financial Corp. in its August 2004 private placement and the prices per share of the common stock of KKR Financial Corp. in its initial public offering and any subsequent offerings by KKR Financial Holdings LLC multiplied by (B) the greater of (i) 2.00% and (ii) 0.50% plus one-fourth of the Ten Year Treasury Rate for such quarter, multiplied by (2) the weighted average number of our common shares. The foregoing calculation of incentive compensation will be adjusted to exclude special one-time events pursuant to changes in GAAP, as well as non-cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non-cash charges. In addition, any shares that by their terms are entitled to a specified periodic distribution, including our 7.375% Series A LLC Preferred Shares, will not be treated as shares, nor included as shares offered or outstanding, for the purpose of calculating incentive compensation, and instead the aggregate distribution amount that accrues to these shares during the fiscal quarter of such calculation will be subtracted from our Net Income, before incentive compensation for purposes of clause (1)(a). The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: "Net Income" will be determined by calculating the net income available to shareholders before non-cash equity compensation expense, in accordance with GAAP; and "Ten Year Treasury Rate" means the average of weekly average yield to maturity for United States Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.

        Our ability to achieve returns in excess of the thresholds noted above in order for our Manager to earn the incentive compensation described in the preceding paragraph is dependent upon various factors, many of which are not within our control.

        Our Manager is required to compute the quarterly incentive compensation within 45 calendar days after the end of each fiscal quarter, and we are required to pay the quarterly incentive compensation with respect to each fiscal quarter within five business days following the delivery to us of our Manager's written statement setting forth the computation of the incentive fee for such quarter. We may elect to have our Manager allocate the incentive fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.

        For the eight months ended December 31, 2014 and four months ended April 30, 2014, zero and $12.9 million, respectively, of incentive fees were earned by our Manager.

The Collateral Management Agreements

        An affiliate of our Manager entered into separate management agreements with the respective investment vehicles for all of our Cash Flow CLOs pursuant to which it is entitled to receive fees for the services it performs as collateral manager for all of these CLOs, except for KKR Financial CLO 2011-1, Ltd ("CLO 2011-1"). The collateral manager has the option to waive the fees it earns for providing management services for the CLO.

Fees Waived

        The collateral manager waived CLO management fees totaling $4.2 million for KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2") and KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1") during the eight months ended December 31, 2014 and $1.6 million during the four months ended April 30, 2014.

Fees Charged and Fee Credits

        During the year ended December 31, 2014, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from KKR Financial CLO 2007-1, Ltd ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd ("CLO 2007-A") and KKR Financial CLO 2012-1, Ltd ("CLO 2012-1") via an offset to the quarterly base management fees payable to our Manager. As we own less than 100% of the subordinated notes for these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO's subordinated notes. Similarly, our Manager credited us the CLO management fees from KKR Financial CLO 2013-1, Ltd ("CLO 2013-1") and KKR Financial CLO 2013-2, Ltd ("CLO 2013-2") based on our 100% ownership of the subordinated notes in the CLO.

        During the eight months ended December 31, 2014 and four months ended April 30, 2014, we recorded aggregate collateral management fees expense totaling $18.6 million and $11.0 million, respectively, of which we received Fee Credits totaling $10.0 million and $8.1 million, respectively, to offset the quarterly base management fees payable to our Manager.

2007 Share Incentive Plan

        We adopted the 2007 Share Incentive Plan to provide incentives to employees (should we have any employees), Pre-Merger Independent Directors (as defined below), our Manager and other service providers. In connection with the Merger Transaction, each KFN restricted common share (other than any restricted Company Common Shares held by our Manager) issued and outstanding under the 2007 Share Incentive Plan was converted into a number of restricted KKR common units (having the same terms and conditions, including applicable vesting requirements, as applied to such KFN restricted common shares). Unless terminated earlier, the 2007 Share Incentive Plan will terminate in May 2015, but will thereafter continue to govern unexpired awards. As of December 31, 2014, all restricted KFN common shares and KFN common share options outstanding at the time of the Merger Transaction (other than any restricted Company Common Shares held by our Manager) had been converted to grants in respect of KKR common units and there were no outstanding equity awards in respect of

KFN common shares outstanding. As of December 31, 2014, a total of 3,421,694 KFN common shares were available for future equity grants under our 2007 Share Incentive Plan, although we do not intend to make any future equity grants under such plan.

        The 2007 Share Incentive Plan permitted the granting of options to purchase KFN common shares intended to qualify as incentive stock options under the Code, and common share options that do not qualify as incentive stock options. The exercise price of each KFN common share option could not be less than 100% of the fair market value of KFN common shares on the date of grant. The plan administrator could determine the terms of each option, including when each option may be exercised and the period of time, if any, after retirement, death, disability or termination of employment during which options may be exercised. Options would become vested and exercisable in installments and the exercisability of options could be accelerated by the plan administrator.

        The 2007 Share Incentive Plan also permitted the grant of KFN common shares in the form of restricted KFN common shares. A restricted KFN common share award was an award of KFN common shares that would be subject to forfeiture (vesting), restrictions on transferability and such other restrictions, if any, as the plan administrator could have imposed at the date of grant. The KFN common shares would vest and the restrictions would lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as the plan administrator could have determined. Unrestricted KFN common shares, which are KFN common shares awarded at no cost to the participant or for a purchase price determined by the plan administrator, may also be issued under the 2007 Share Incentive Plan.

        The plan administrator was also permitted to grant KFN common shares, KFN common share appreciation rights, performance awards and other KFN common share and non-common share-based awards under the 2007 Share Incentive Plan. These awards would be subject to such conditions and restrictions as the plan administrator determined. Each award under the 2007 Share Incentive Plan would not be exercisable more than 10 years after the date of grant.

        Our board of directors may at any time amend, alter or discontinue the 2007 Share Incentive Plan, but cannot, without a participant's consent, take any action that would diminish the rights of such participant under any award granted under the 2007 Share Incentive Plan. To the extent required by law, our board of directors will obtain approval of a participant for any amendment that would, other than through adjustment as provided in the incentive plan:

  •
  increase the maximum number of KFN common shares available for issuance under the 2007 Share Incentive Plan;

  •
  change the class of eligible participants under the 2007 Share Incentive Plan; or

  •
  otherwise require such approval.

        The 2007 Share Incentive Plan provides that the plan administrator has the discretion to provide that all or any outstanding awards (including those converted into grants in respect of KKR common units) will become fully exercisable, vested and transferable or earned, as applicable, and all or any outstanding awards may be cancelled in exchange for a payment of cash and/or all or any outstanding awards may be substituted for awards that will substantially preserve the otherwise applicable terms of any affected awards previously granted under the 2007 Share Incentive Plan if there is a change in control of us. A change in control is defined by the plan as our dissolution, the sale or disposition of substantially all of our assets, the acquisition by one person or group of a majority of our voting shares, a change in the majority of the board of directors or the adoption of a board of directors resolution that a change of control has effectively occurred, except that no change of control will result from a transaction with our Manager or any affiliate of our Manager. The Merger Transaction was not deemed to be a change in control for the purposes of the 2007 Share Incentive Plan.

 DIRECTOR COMPENSATION

        In accordance with the Merger Agreement and in connection with the Merger Transaction, Paul M. Hazen, Tracy L. Collins, Robert L. Edwards, Vincent Paul Finigan, R. Glenn Hubbard, Ross J. Kari, Ely L. Licht, Deborah H. McAneny, Scott A. Ryles and Willy R. Strothotte (the "Pre-Merger Independent Directors") ceased to serve as directors of the Company as of April 30, 2014. In May 2014, William Janetschek, Michael McFerran, Richard Kreider, John McGlinchey and Jonathan Thomas were appointed to the board of directors and Scott Nuttall and Craig Farr resigned from the board of directors. Effective February 27, 2015, Mr. McFerran resigned from the board of directors and Jeffrey B. Van Horn was appointed as director. Only the Pre-Merger Independent Directors and Messrs. Kreider, McGlinchey and Thomas (the "Outside Directors") were compensated for their service on our board of directors during 2014. The following table sets forth information concerning the compensation for those of our directors who received compensation for their service on our board of directors during 2014.

2014 Director Compensation

Name	Fees Earned or Paid in Cash(1)(2)	All Other Compensation(2)(3)(4)	Total
Pre-Merger Independent Directors:
Tracy L. Collins	$18,500	$—	$18,500
Robert L. Edwards	$15,500	$—	$15,500
Vincent Paul Finigan	$23,250	$86,490	$109,740
Paul M. Hazen	$46,750	$11,283	$58,033
R. Glenn Hubbard	$25,125	$235,836	$260,961
Ross J. Kari	$23,250	$—	$23,250
Ely L. Licht	$15,500	$—	$15,500
Deborah H. McAneny	$20,750	$61,236	$81,986
Scott A. Ryles	$18,500	$—	$18,500
Willy R. Strothotte	$17,000	$198,268	$215,268
Outside Directors:
Jonathan David Thomas	$5,918	$—	$5,918
Richard Kreider	$5,918	$20,480	$26,398
John P. McGlinchey	$5,918	$20,480	$26,398

(1)
Consists of the amounts described below under "Cash Compensation", including cash compensation deferred by Mr. Hubbard and Mr. Strothotte as described below. In the case of Mr. Hazen, includes the pro rata portion of an annual retainer of $175,000 for serving as our chairman through April 2014; in the case of Mr. Hubbard, includes the pro rata portion an annual retainer of $25,000 for serving as the Lead Independent Director through April 2014 and the pro rata portion of an annual retainer of $7,500 for serving as chair of our Nominating and Corporate Governance Committee through April 2014; in the case of Mr. Kari and Mr. Finigan, includes the pro rata portion of an annual retainer of $25,000 for serving as chairs of our Audit Committee and Affiliated Transactions Committee, respectively, through April 2014; in the case of Ms. McAneny, includes the pro rata portion of an annual retainer of $15,000 for serving as chair of our Compensation Committee through April 2014; and, in the case of the Outside Directors, includes the pro rata portion of an annual retainer of $10,000 for service from the date of their appointment to the board of directors. For services performed through April 2014, Mr. Hubbard and Mr. Strothotte deferred a total of $25,125 and $17,000, respectively, in cash compensation in exchange for 2,056 and 1,391 phantom shares, respectively, pursuant to the KKR Financial Holdings LLC Non-Employee Directors' Deferred Compensation and Share Award Plan, or the

  Deferred Compensation Plan, as described in more detail below under "Deferred Compensation Plan".

(2)
On the closing date of the Merger Transaction, each phantom share that was credited under the Deferred Compensation Plan (each, a "KFN Phantom Share") was converted into a phantom share in respect of 0.51 KKR common units (each, a "KKR Phantom Share") and otherwise remained subject to the terms of the Deferred Compensation Plan. The following table sets forth the number of KKR Phantom Shares, including KFN Phantom Shares that were converted into KKR Phantom Shares as a result of the Merger Transaction, that were credited to each of the Pre-Merger Independent Director's account under the Deferred Compensation Plan during 2014:

Name	KFN Phantom Shares Received in Lieu of Cash Compensation (#)	KFN Phantom Shares Received as Distributions on KFN Phantom Shares (#)	Total KFN Phantom Shares Credited Prior to Merger (#)	Total KKR Phantom Shares into which KFN Phantom Shares Were Converted (#)	KKR Phantom Shares Received as Distributions on KKR Phantom Shares (#)	Total KKR Phantom Shares Held as of 12/31/14 (#)
Tracy L. Collins	—	—	—	—	—	—
Robert L. Edwards	—	—	—	—	—	—
Vincent Paul Finigan	—	3,595	3,595	42,215	2,920	45,135
Paul M. Hazen	—	1,057	1,057	3,482	241	3,723
R. Glenn Hubbard	2,056	9,645	11,701	115,440	7,986	123,426
Ross J. Kari	—	—	—	—	—	—
Ely L. Licht	—	—	—	—	—	—
Deborah H. McAneny	—	2,824	2,824	28,933	2,002	30,935
Scott A. Ryles	—	—	—	—	—	—
Willy R. Strothotte	1,391	8,029	9,420	97,329	6,733	104,062
(3)
The amounts shown in this column represent distributions that were earned on KFN Phantom Shares (prior to the conversion of KFN Phantom Shares into KKR Phantom Shares as a result of the Merger Transaction) and KKR Phantom Shares (following the Merger Transaction) held in Pre-Merger Independent Directors' share accounts under the Deferred Compensation Plan.

(4)
The Outside Directors are eligible to participate in the medical and dental group insurance plans of KKR. The amounts shown reflect the value of the coverage provided to each Outsider Director under such plans.

  Cash Compensation

        Each Pre-Merger Independent Director (other than Mr. Hazen) received an annual retainer of $50,000, a fee of $1,500 for each full board of directors meeting attended in person or telephonically and a fee of $1,500 for each committee meeting attended in person or telephonically. Mr. Hazen, in his capacity as our chairman, received an annual retainer of $175,000 for services in such capacity and a fee of $3,000 for each full Board meeting attended in person or telephonically. Prior to the Merger Transaction, the chairperson of the board of directors received an annual retainer of $175,000, the Audit Committee and the Affiliated Transactions Committee chairs and the Lead Independent Director each received an annual retainer of $25,000, the Compensation Committee chair received an annual retainer of $15,000 and the Nominating and Corporate Governance Committee chair received an annual retainer of $7,500. Subsequent to the Merger Transaction, each Outside Director receives an annual retainer of $10,000. We also reimburse all directors for their travel expenses incurred in connection with their attendance at full board of directors and committee meetings.

  Equity Compensation

        The Pre-Merger Independent Directors were eligible to receive restricted common shares, common share options and other share-based awards under our 2007 Share Incentive Plan. No equity awards were granted in 2014 and the Company does not expect to grant equity-based awards in the future.

  Deferred Compensation Plan

        Effective May 4, 2007, the board of directors adopted the Deferred Compensation Plan pursuant to which non-employee directors were provided with an opportunity to defer payment of all or a portion of their annual fees and/or receipt of all or a portion of their restricted share awards in accordance with the terms of the plan. Generally, directors who wished to defer all or a portion of their compensation were required to file an election on or before December 31 of the year preceding the year in which such fees and restricted share awards were earned. All deferrals were credited to individual accounts as a bookkeeping entry on our records. Additionally, directors were permitted to elect to receive current payment of all or a portion of their fees in common shares.

        If a director elected to defer a portion of his or her fees, his or her account is credited, on the fifteenth day after the end of our fiscal quarter (or if such day is not a business day, the immediately preceding business day), with a number of phantom shares equal to the fees deferred divided by the average fair market value of the shares over the applicable fiscal quarter. If a director elected to defer a portion of any restricted share award, his or her account was credited, as of the date on which such award was granted, with the number of phantom shares equal to the number of restricted shares deferred pursuant to the election. Directors become vested in the phantom shares to the same extent that he or she would have become vested in such restricted shares had they been issued under the terms of the 2007 Share Incentive Plan. Directors' accounts were credited with phantom shares representing distribution equivalents on the phantom shares held in his or her account when distributions were paid with respect to our common shares. The number of phantom shares credited as distribution equivalents was equal to (i) the product of (a) the distribution amount, multiplied by (b) the number of phantom shares in the director's account on the relevant record date, divided by (ii) the fair market value of our common shares on the relevant distribution payment date.

        At the closing of the Merger Transaction, each outstanding KFN Phantom Share was converted into a KKR Phantom Share in respect of 0.51 KKR common units and otherwise remained subject to the terms of the Deferred Compensation Plan. On January 2, 2015, these phantom shares were converted to KKR & Co. common units and cash and all obligations under the Deferred Compensation Plan were satisfied. On March 24, 2015, the board of directors terminated the Deferred Compensation Plan.

  Other Compensation

        Our Outside Directors are permitted to invest and have invested their own capital in side-by-side investments with KKR's funds. Side-by-side investments are investments made on the same terms and conditions as those available to the applicable fund, except that these side-by-side investments are not subject to management fees or a carried interest.

 COMPENSATION COMMITTEE MATTERS

Compensation Committee Report

        The board of directors does not have a compensation committee. The entire board of directors has reviewed and discussed the Executive Compensation section with management. Based on its review and discussion with management, the board of directors has determined that the Executive Compensation section should be included in this annual report.

        This Compensation Committee Report shall not be deemed to be filed under the Exchange Act or incorporated by reference by any general statement incorporating the Form 10-K by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference.

William Janetschek Richard Kreider John McGlinchey Jonathan Thomas Jeffrey Van Horn

Compensation Committee Interlocks and Insider Participation

        Until April 2014, the Company had a Compensation Committee made up of the following directors: Tracy L. Collins, Vincent Paul Finigan, Deborah H. McAneny and Willy R. Strothotte. None of these persons was a current or former officer or employee of the Company or its affiliates. In April 2014, following the closing of the Merger Transaction, the Company became a controlled company and, accordingly, is no longer required by NYSE rules to maintain a compensation committee. The board of directors dissolved the Compensation Committee in June 2014 and since such time the full board of directors has overseen all compensation matters for the Company. For a description of the relationships between certain members of our board of directors and the Company or its affiliates, see "Item 10. Directors, Executive Officers and Corporate Governance—Directors" and "—Executive Officers". For a description of certain transactions between us and members of our board of directors or between us and KKR and its affiliates, which employ certain members of our board of directors, see "Certain Relationships and Related Transactions, and Director Independence."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents certain information known to us regarding the beneficial ownership of our common shares. In accordance with SEC rules, each listed person's beneficial ownership includes:

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

        Information is given as of March 23, 2015. The table presents information regarding:

  •
  each of our named executive officers;

  •
  each of our directors;

  •
  all of our directors and executive officers as a group; and

  •
  each holder of shares known to us to own beneficially more than five percent of our common shares.

Name and Address of Beneficial Owner(1)	Number of KFN Common Shares Beneficially Owned	Percentage of KFN Common Shares Beneficially Owned(2)
KKR Fund Holdings L.P.(3)	100	100%
John P. McGlinchey	—	0%
William J. Janetschek	—	0%
Richard Kreider	—	0%
Michael R. McFerran(4)	—	0%
Nicole J. Macarchuk	—	0%
Thomas N. Murphy	—	0%
Jonathan David Thomas	—	0%
Jeffrey B. Van Horn	—	0%
All officers and directors as a group (6 persons)	—	0%

(1)
The address for all officers and directors of KFN is c/o KKR Financial Advisors LLC, 555 California Street, 50th Floor, San Francisco, California 94104.

(2)
Based on 100 KFN common shares outstanding as of March 23, 2015.

(3)
KKR Fund Holdings L.P. (as the sole shareholder of the KFN common shares); KKR Fund Holdings GP Limited (as a general partner of KKR Fund Holdings L.P.); KKR Group Holdings L.P. (as a general partner of KKR Fund Holdings L.P. and the sole shareholder of KKR Fund Holdings GP Limited); KKR Group Limited (as the sole general partner of KKR Group Holdings L.P.); KKR & Co. L.P. (as the sole shareholder of KKR Group Limited); and KKR Management LLC (as the sole general partner of KKR & Co. L.P.) may be deemed to be the beneficial owner of the KFN common shares held by KKR Fund Holdings L.P. Henry Kravis and George Roberts are the designated members of KKR Management LLC. Each of Messrs. Kravis and Roberts disclaims beneficial ownership of all KFN common shares. The principal business address of KKR Fund Holdings L.P., KKR Fund Holdings GP Limited, KKR Group Holdings L.P., KKR Group Limited, KKR & Co. L.P., KKR Management LLC and Mr. Kravis is 9 West 57th Street, Suite 4200, New York, NY 10019. The principal business address of Mr. Roberts is 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(4)
Mr. McFerran served as our Chief Operating Officer, Chief Financial Officer and a member of the board of directors until February 2015.

 EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes the total number of securities outstanding in our sole equity incentive plan and the number of securities remaining for future issuance, as well as the weighted average exercise price of all outstanding securities as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(1)
Equity compensation plan approved by shareholders	—	—	—
Equity compensation plan not approved by shareholders	—	—	3,421,694

Total	—	—	3,421,694

(1)
As of April 30, 2014, we had 1,932,279 common share options exercisable with a weighted average exercise price of $20.00. However, on April 30, 2014, in connection with the Merger Transaction (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger and (ii) all outstanding equity awards made pursuant to the 2007 Share Incentive (other than any restricted KFN commons shares held by our Manager) were converted into awards in respect of KKR common units having the same terms and conditions, including applicable vesting requirements, as applied to such KFN common share awards. No additional awards have been made pursuant to the 2007 Share Incentive Plan since such time. Accordingly, as of December 31, 2014, there were no outstanding equity awards in respect of KFN common shares outstanding. On December 31, 2014, a total of 3,421,694 KFN common shares were authorized and available for future issuances under the 2007 Share Incentive Plan, although we do not intend to make any future awards of KFN equity.

For additional information about the 2007 Share Incentive Plan see "Item 11—Executive Compensation—2007 Share Incentive Plan" of this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships With The Manager

        As of March 23, 2015, KKR Fund Holdings, an affiliate of our Manager, beneficially owned 100% of our common shares. As a result, the Management Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

        We are a party to the Management Agreement with our Manager pursuant to which our Manager provides for the day-to-day management of our operations. We do not have any employees and therefore rely on the resources and personnel of our Manager to conduct our operations. For performing services under the Management Agreement, our Manager receives a base management fee and incentive compensation based on our performance. The Manager also receives reimbursement for certain expenses. For the eight months ended December 31, 2014 and four months ended April 30, 2014, our Manager earned $15.1 million and $5.3 million, respectively, in net base management fees. In addition, for the eight months ended December 31, 2014 and four months ended April 30, 2014, our Manager earned zero and $12.9 million, respectively, in incentive fees. We are required to reimburse our Manager for certain expenses incurred on our behalf during any given year. For the eight months ended December 31, 2014 and four months ended April 30, 2014, we reimbursed our Manager for allocable general and administrative expenses of $3.0 million and $2.8 million, respectively. So long as the Management Agreement remains in effect, we are required to continue to make quarterly payments of the base management fee and, if applicable, quarterly payments of incentive compensation to the Manager, and to reimburse the Manager for certain expenses. The base management fee is calculated as a percentage of our equity (as defined in the Management Agreement) and the incentive compensation is based upon our quarterly net income and, as a result, we cannot quantify the amount of those fees that will be payable in the future.

        For additional information about the Management Agreement, including additional information on how the base management fee and incentive compensation are calculated, see "Item 11—Executive Compensation—The Management Agreement" of this Form 10-K.

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

Fees Waived

        The collateral manager waived CLO management fees totaling $4.2 million for CLO 2005-2 and CLO 2006-1 during the eight months ended December 31, 2014 and $1.6 million during the four months ended April 30, 2014.

Fees Charged and Fee Credits

        During the year ended December 31, 2014, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the quarterly base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by us to the third party holder of the CLO's subordinated notes. Similarly, our Manager credited us the CLO management fees from CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.

        During the eight months ended December 31, 2014 and four months ended April 30, 2014, we recorded aggregate collateral management fees expense totaling $18.6 million and $11.0 million, respectively, of which we received Fee Credits totaling $10.0 million and $8.1 million, respectively, to offset the quarterly base management fees payable to our Manager.

Relationships With KKR; Other Relationships and Related Transactions

Merger with KKR & Co.

        On December 16, 2013, we announced the signing of a definitive merger agreement pursuant to which KKR acquired all of our outstanding common shares through an exchange of equity through which our shareholders will receive 0.51 common units representing the limited partnership interests of KKR for each of our common shares.

        Pursuant to the merger agreement, on the date of the Merger Transaction, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by the Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN's Non-Employee Directors' Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan.

        The Manager is an indirect subsidiary of KKR. The Merger Transaction was approved by our common shareholders and on April 30, 2014, the Merger Transaction closed and we became an indirect subsidiary of KKR. For additional information about the merger agreement see "Item 1. Business—Merger with KKR & Co." of this Form 10-K.

        On June 27, 2014, in connection with the Merger Transaction, we entered into the Third Amendment Agreement to the Management Agreement, principally to reflect the Company's status, as in indirect subsidiary of KKR.

Co-Investments

        In the ordinary course of business, we invest in entities that are affiliated with KKR. As of December 31, 2014, our investments in KKR affiliated companies consisted of an aggregate $1.7 billion par amount, which is primarily comprised of $1.6 billion par amount of corporate loans. In addition, as of December 31, 2014, we invested in certain joint ventures and partnerships alongside KKR and its affiliates with an aggregate estimated fair value of $618.6 million. Our board of directors has adopted a set of amended and restated investment guidelines and procedures, or the Investment Policies, to govern our relationship with KKR. The Investment Policies referred to below are those that were adopted by our board of directors on July 28, 2011. In addition to the policies described below, our Manager has adopted policies and guidelines related to affiliate transactions and relationships that are designed to address conflicts that may arise from such situations.

        Pursuant to the Investment Policies, we are required to seek the approval of the majority of the independent members of our board of directors or the Affiliated Transactions Committee before making any investment in an entity affiliated with KKR. The Affiliated Transactions Committee Charter provides the Committee with the authority to act on such matters without further action from the board of directors.

Indemnification Agreements

        Each member of the board of directors (the "Indemnitee") has entered into an Indemnification Agreement (each, an "Indemnification Agreement") with the Company. Each Indemnification Agreement provides that the Indemnitee, subject to the limitations set forth in each Indemnification Agreement, shall be indemnified and held harmless by the Company on an after tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, and whether formal or informal and including appeals, in which the Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of being or having been or having agreed to serve as a member of the board of directors, or while serving as a member of the board of directors, being or having been serving or having agreed to serve at the request of the Company as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise, whether arising from acts or omissions to act occurring on, before or after the date of such Indemnification Agreement. Each Indemnification Agreement provides that the Indemnitee shall not be indemnified and held harmless if there has been a final and non-appealable judgment entered by an arbitral tribunal or court of competent jurisdiction determining that, in respect of the matter for which the Indemnitee is seeking indemnification pursuant to the Indemnification Agreement, the Indemnitee acted in bad faith or engaged in fraud or willful misconduct. Each Indemnification Agreement also provides for the advancement of expenses incurred by the Indemnitee who is indemnified under the Indemnification Agreement by the Company, subject to certain conditions.

KFN Security Holdings

        Certain members of Mr. Janetschek's immediate family have an indirect interest in $100,000 principal amount of the Company's 8.375% senior notes due 2041, $300,000 principal amount of the Company's 7.500% senior notes due 2042 and in each case the related payments of periodic interest. These securities were acquired before Mr. Janetschek was an executive officer or director of the Company.

Related Parties Transaction Policies

        The Affiliated Transaction Committee Charter provides that such Committee shall approve any matter involving the Manager or its affiliates that, in the determination of the Manager, involve a material conflict of interest with the Company; provided, however, that transactions are not deemed to involve a material conflict of interest merely because of the fact that the Manager or its affiliate receives a transaction fee (including, but not limited to, arrangement, commitment, syndication or underwriting fees) in connection with such transaction. Our board of directors has not adopted a policy with respect to transactions reportable pursuant to Regulation S-K 404(a) although many such transactions will fall within the scope of authority granted to the Affiliated Transactions Committee pursuant to its Charter as described above and in "Item 10—Board of Directors and Committees—Affiliated Transactions Committee" of this Form 10-K. Any related party transactions not delegated to the Affiliated Transactions Committee pursuant to its Charter will be considered by the board of directors or referred to the Affiliated Transactions Committee on a case-by-case basis.

 DIRECTOR INDEPENDENCE

        See "Item 10—Corporate Governance—Director Independence" of this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The aggregate fees and expenses billed by Deloitte for professional services rendered for the years ended December 31, 2014 and 2013 are set forth below.

	2014	2013
Audit Fees	$1,375,000	$2,090,591
Audit-Related Fees	$394,454	$339,700
Tax Fees	$971,179	$568,432
All Other Fees	$—	$—

Total Fees	$2,740,633	$2,998,723

        Audit Fees were for the audits of our annual consolidated financial statements included in this Annual Report, reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q and other assistance required to complete the year-end audits.

        Audit-Related Fees include professional services performed in connection with the Merger Transaction, our natural resources segment, as well as review of covenant compliance calculations and XBRL-related services.

        Tax Fees were for services rendered related to tax compliance and reporting.

        All Other Fees would include services not otherwise described above—none were incurred in 2014 or 2013.

Pre-Approval Policy for Services of Independent Registered Public Accounting Firm

        All services performed by Deloitte are pre-approved by our Executive Committee.

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

        In accordance with Rule 3-09 of Regulation S-X, we are required to include in this Form 10-K for the year ended December 31, 2014, consolidated financial statements of KNR Trinity Holdings LLC and Trinity River Energy, LLC, which are incorporated herein by reference to Exhibit 99.1 and 99.2, respectively.

3.     Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2007, among the Registrant, KKR Financial Holdings Corp. and KKR Financial Merger Corp.	S-4	333-140586	2	02/09/07
2.2	Agreement and Plan of Merger, dated as of December 16, 2013, by and among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC and the Company	8-K	001-33437	10.18	12/16/13
2.3	Agreement and Plan of Merger, dated as of December 16, 2013, by and among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC and the Company*	8-K	001-33437	2.1	12/16/13
3.1	Amended and Restated Operating Agreement of the Registrant, dated May 3, 2007, as amended May 7, 2009	10-Q	001-33437	3.1	08/06/09
3.2	Amendment No.1 to the Amended and Restated Operating Agreement of the Registrant, dated February 28, 2010	10-K	001-33437	3.2	03/01/10
3.3	Amendment No. 2 to the Amended and Restated Operating Agreement of the Company, effective as of January 10, 2013	8-K	001-33437	3.1	01/11/13
3.4	Share Designation of the 7.375% Series A LLC Preferred Shares, dated as of January 17, 2013	8-K	001-33437	3.1	01/17/13
3.5	Amendment No. 3 to the Amended and Restated Operating Agreement of the Company, dated as of June 27, 2014	8-K	001-33437	3.1	06/27/14
4.1	Form of Certificate for Common Shares	S-4	333-140586	A	02/09/07
4.2	Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.1	01/15/10

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.3	Supplemental Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8-K	001-33437	4.2	01/15/10
4.4	Form of 7.50% Convertible Senior Note due January 15, 2017	8-K	001-33437	4.2	01/15/10
4.5	Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association	8-K	001-33437	4.1	11/15/11
4.6	Supplemental Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association and Citibank, N.A.	8-K	001-33437	4.2	11/15/11
4.7	Form of 8.375% Senior Note due November 15, 2041	8-K	001-33437	4.3	11/15/11
4.8	Supplemental Indenture, dated as of March 20, 2012, between the Company, Wilmington Trust, National Association, as Trustee, and Citibank N.A., as Authenticating Agent, Paying Agent and Security Registrar	8-K	001-33437	4.2	03/20/12
4.9	Form of 7.500% Senior Note due March 20, 2042	8-K	001-33437	4.2	03/20/12
4.10	Form of 7.375% Series A LLC Preferred Share Global Certificate	8-K	001-33437	4.1	01/17/13
10.1	Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	05/04/07
10.2	First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8-K	001-33437	10.1	06/15/07
10.3	2007 Share Incentive Plan	8-K	001-33437	10.2	05/04/07
10.4	Non-Employee Directors' Deferred Compensation and Share Award Plan	8-K	001-33437	10.3	05/04/07

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5		Form of Nonqualified Share Option Agreement	8-K	001-33437	10.4	05/04/07
10.6		Form of Restricted Share Award Agreement	8-K	001-33437	10.5	05/04/07
10.7		Form of Restricted Share Award Agreement for Non-Employee Directors	8-K	001-33437	10.6	05/04/07
10.8		Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.	8-K	001-33437	10.8	05/04/07
10.9	**	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005-1, Ltd., KKR Financial CLO 2005-1 Corp. and JPMorgan Chase Bank, National Association(1)	S-11/A	333-124103	10.6	06/09/05
10.10	***	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC	S-11/A	333-124103	10.8	06/21/05
10.11	***	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005-1, Ltd. and KKR Financial Advisors II, LLC	S-11/A	333-124103	10.11	06/21/05
10.12	***	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005-1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.	S-11/A	333-124103	10.12	06/21/05
10.13		Letter Agreement, dated February 27, 2009, between the Company and KKR Financial Advisors LLC	10-K	001-33437	10.21	03/02/09
10.14		Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10-Q	001-33437	10.18	05/02/11

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15	First Omnibus Amendment, dated as of May 13, 2011, to Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10-Q	001-33437	10.19	08/04/11
10.16	Credit Agreement, dated as of November 30, 2012, among KKR Financial Holdings LLC, each lender from time to time party thereto, Citibank, N.A., as Swingline Lender and Issuing Bank, and Citibank, N.A., as Administrative Agent	8-K	001-33437	10.1	12/05/12
10.17	Second Amendment Agreement to the Amended and Restated Management Agreement, dated as of February 27, 2013, between the Registrant and KKR Financial Advisors LLC	10-K	001-33437	10.17	02/28/13
10.18	Third Amendment Agreement to the Amended and Restated Management Agreement, dated as of June 27, 2014, between the Company and KKR Financial Advisors LLC	8-K	001-33437	10.1	06/27/14
10.19	Form of Indemnification Agreement by and among each member of the Board of Directors and the Company	8-K	001-33437	10.1	05/30/14
12.1	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Share Distributions					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Deloitte & Touche LLP with respect to KKR Financial Holdings LLC					X
23.2	Consent of Deloitte & Touche LLP with respect to KNR Trinity Holdings LLC					X
23.3	Consent of Deloitte & Touche LLP with respect to Trinity River Energy, LLC					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended					X
32	Certification pursuant to 18 U.S.C. Section 1350					X
99.1	KNR Trinity Holdings LLC Financial Statements as of and for the Period from September 30, 2014 (Commencement of Operations) to December 31, 2014 (Audited)					X
99.2	Trinity River Energy, LLC Financial Statements as of and for the Three Months Ended December 31, 2014 (Audited)					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

(1)
The registrant has, in the ordinary course of business, entered into other substantially identical indentures, except for the other parties thereto, the amounts of each class issued, the dates of execution and certain other pricing related terms.

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

**
Previously filed as an exhibit to Amendment No. 2 to KKR Financial Corp.'s Registration Statement on Form S-11/A (Registration No. 333-124103), filed with the Securities and Exchange Commission on June 9, 2005.

***
Previously filed as an exhibit to Amendment No. 2 to KKR Financial Corp.'s Registration Statement on Form S-11/A (Registration No. 333-124103), filed with the Securities and Exchange Commission on June 21, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on March 31, 2015.

KKR FINANCIAL HOLDINGS LLC (Registrant)
By:	/s/ WILLIAM J. JANETSCHEK
	Name:	William J. Janetschek
	Title:	Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM J. JANETSCHEK William J. Janetschek	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015
/s/ JEFFREY B. VAN HORN Jeffrey B. Van Horn	Chief Operating Officer and Director	March 31, 2015
/s/ THOMAS N. MURPHY Thomas N. Murphy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
/s/ RICHARD KREIDER Richard Kreider	Director	March 31, 2015
/s/ JOHN P. MCGLINCHEY John P. McGlinchey	Director	March 31, 2015
/s/ JONATHAN DAVID THOMAS Jonathan David Thomas	Director	March 31, 2015

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K
Filed with
Securities and Exchange Commission
December 31, 2014

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

        We have audited the accompanying consolidated balance sheets of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2014 (Successor) and 2013 (Predecessor), and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the eight months ended December 31, 2014 (Successor), the four months ended April 30, 2014 (Predecessor), and the years ended December 31, 2013 and 2012 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KKR Financial Holdings LLC and subsidiaries as of December 31, 2014 (Successor) and 2013 (Predecessor), and the results of their operations and their cash flows for the eight months ended December 31, 2014 (Successor), the four months ended April 30, 2014 (Predecessor), and the years ended December 31, 2013 and 2012 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 31, 2015

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in thousands, except share information)

	Successor Company	Predecessor Company

	December 31, 2014	December 31, 2013

Assets
Cash and cash equivalents	$163,405	$157,167
Restricted cash and cash equivalents	447,507	350,385
Securities, at estimated fair value	638,605	573,312
Corporate loans, net (includes $6,506,564 measured at estimated fair value as of December 31, 2014 and $237,480 measured at estimated fair value and $279,748 loans held for sale as of December 31, 2013)	6,506,564	6,466,720
Equity investments, at estimated fair value ($61,543 and zero pledged as collateral as of December 31, 2014 and December 31, 2013, respectively)	181,378	181,212
Oil and gas properties, net	120,274	400,369
Interests in joint ventures and partnerships, at estimated fair value	718,772	436,241
Derivative assets	33,566	30,224
Interest and principal receivable	54,598	33,570
Other assets	86,956	87,998

Total assets	$8,951,625	$8,717,198

Liabilities
Collateralized loan obligation secured notes (includes $5,501,099 and zero measured at estimated fair value as of December 31, 2014 and December 31, 2013, respectively)	$5,501,099	$5,249,383
Credit facilities	—	125,289
Senior notes	414,524	362,276
Junior subordinated notes	246,907	283,517
Accounts payable, accrued expenses and other liabilities	221,114	58,215
Accrued interest payable	19,402	23,575
Related party payable	5,404	5,574
Derivative liabilities	55,127	81,635

Total liabilities	6,463,577	6,189,464

Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both December 31, 2014 and December 31, 2013	—	—
Common shares, no par value, 500,000,000 shares authorized, and 100 shares and 204,824,159 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	—	—
Paid-in-capital	2,764,061	3,315,117
Accumulated other comprehensive loss	—	(15,652)
Accumulated deficit	(376,182)	(771,731)

Total KKR Financial Holdings LLC and Subsidiaries shareholders' equity	2,387,879	2,527,734
Noncontrolling interests	100,169	—

Total equity	2,488,048	2,527,734

Total liabilities and equity	$8,951,625	$8,717,198

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Operations

(Amounts in thousands, except per share information)

	Successor Company

		Predecessor Company
	For the eight months ended December 31, 2014
		For the four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012

Revenues
Loan interest income	$212,431	$114,096	$360,287	$411,736
Securities interest income	32,016	13,081	49,518	76,642
Oil and gas revenue	57,616	61,782	119,178	64,535
Other	48,282	28,283	16,923	2,560

Total revenues	350,345	217,242	545,906	555,473

Investment costs and expenses
Interest expense	144,437	64,362	163,216	165,022
Interest expense to affiliates	—	—	26,943	51,586
Provision for loan losses	—	—	32,812	46,498
Oil and gas production costs	15,229	14,772	35,814	28,980
Oil and gas depreciation, depletion and amortization	19,458	22,471	44,061	21,931
Other	2,012	220	2,859	4,358

Total investment costs and expenses	181,136	101,825	305,705	318,375

Other income (loss)
Net realized and unrealized gain (loss) on investments	(349,372)	61,553	157,074	193,056
Net realized and unrealized gain (loss) on derivatives and foreign exchange	(18,507)	(9,783)	(6,838)	(2,091)
Net realized and unrealized gain (loss) on debt	16,478	—	—	—
Net gain (loss) on restructuring and extinguishment of debt	—	—	(20,015)	(445)
Other income	7,019	4,564	20,704	15,302

Total other income (loss)	(344,382)	56,334	150,925	205,822

Other expenses
Related party management compensation	33,764	29,841	68,576	72,339
General, administrative and directors' expenses	6,498	8,891	19,524	19,157
Professional services	3,310	26,877	9,329	6,661

Total other expenses	43,572	65,609	97,429	98,157

Income (loss) before income taxes	(218,745)	106,142	293,697	344,763
Income tax expense (benefit)	484	162	467	(3,467)

Net income (loss)	$(219,229)	$105,980	$293,230	$348,230

Net income (loss) attributable to noncontrolling interests	(5,956)	—	—	—

Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	(213,273)	105,980	293,230	348,230
Preferred share distributions	20,673	6,891	27,411	—

Net income (loss) available to common shares	$(233,946)	$99,089	$265,819	$348,230

Net income (loss) per common share:
Basic	N/A	$0.48	$1.31	$1.95

Diluted	N/A	$0.48	$1.31	$1.87

Weighted-average number of common shares outstanding:
Basic	N/A	204,276	202,411	177,838

Diluted	N/A	204,276	202,411	187,423

Distributions declared per common share	N/A	$0.22	$0.90	$0.86

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Successor Company
		Predecessor Company

	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
			Year ended December 31, 2013	Year ended December 31, 2012

Net income (loss)	$(219,229)	$105,980	$293,230	$348,230
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	(5,253)	6,095	(44,776)
Unrealized gains (losses) on cash flow hedges	—	(5,442)	48,479	10,169

Total other comprehensive income (loss)	—	(10,695)	54,574	(34,607)

Comprehensive income (loss)	$(219,229)	$95,285	$347,804	$313,623
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—

Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(219,229)	$95,285	$347,804	$313,623

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

(Amounts in thousands, except share information)

	Predecessor Company
	Preferred Shares		Common Shares
	Shares	Paid-In Capital	Shares	Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2011	—	$—	178,145,482	$2,759,478	$(35,619)	$(1,048,027)	$1,675,832

Net income (loss)	—	—	—	—	—	348,230	348,230
Other comprehensive income (loss)	—	—	—	—	(34,607)	—	(34,607)
Distributions declared on common shares	—	—	—	—	—	(153,439)	(153,439)
Grant of restricted common shares	—	—	301,860	—	—	—	—
Repurchase and cancellation of common shares	—	—	(10,264)	(96)	—	—	(96)
Share-based compensation expense related to restricted common shares	—	—	—	3,202	—	—	3,202

Balance at December 31, 2012	—	—	178,437,078	2,762,584	(70,226)	(853,236)	1,839,122

Net income (loss)	—	—	—	—	—	293,230	293,230
Other comprehensive income (loss)	—	—	—	—	54,574	—	54,574
Distributions declared on preferred shares	—	—	—	—	—	(27,411)	(27,411)
Distributions declared on common shares	—	—	—	—	—	(184,314)	(184,314)
Issuance of common shares	—	—	30,000	321	—	—	321
Grant of restricted common shares	—	—	331,297	—	—	—	—
Repurchase and cancellation of common shares	—	—	(25,204)	(223)	—	—	(223)
Issuance of common shares in exchange for convertible notes	—	—	26,050,988	186,254	—	—	186,254
Issuance of preferred shares	14,950,000	361,622	—	—	—	—	361,622
Share-based compensation expense related to restricted common shares	—	—	—	4,559	—	—	4,559

Balance at December 31, 2013	14,950,000	361,622	204,824,159	2,953,495	(15,652)	(771,731)	2,527,734

Net income (loss)	—	—	—	—	—	105,980	105,980
Other comprehensive income (loss)	—	—	—	—	(10,695)	—	(10,695)
Distributions declared on preferred shares	—	—	—	—	—	(6,891)	(6,891)
Distributions declared on common shares	—	—	—	—	—	(45,061)	(45,061)
Share-based compensation expense related to restricted common shares	—	—	—	1,018	—	—	1,018

Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$2,572,085

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity (Continued)

(Amounts in thousands, except share information)

	Successor Company
	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares
					Accumulated Other Comprehensive Loss
	Shares	Paid-In Capital	Shares	Paid-In Capital		Accumulated Deficit	Noncontrolling interests	Total Equity
Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$—	$2,572,085
Purchase accounting adjustments	—	17,361	—	(570,040)	26,347	717,703	—	191,371

Balance at May 1, 2014	14,950,000	378,983	204,824,159	2,384,473	—	—	—	2,763,456

Reverse stock split	—	—	(204,824,059)	—	—	—	—	—
Contribution of assets of previously unconsolidated entities	—	—	—	—	—	—	106,125	106,125
Net income (loss)	—	—	—	—	—	(213,273)	(5,956)	(219,229)
Distributions declared on preferred shares	—	—	—	—	—	(20,673)	—	(20,673)
Distributions to Parent	—	—	—	—	—	(617,080)	—	(617,080)
Contributions from Parent	—	—	—	—	—	474,844	—	474,844
Capital contributions from Parent	—	—	—	605	—	—	—	605

Balance at December 31, 2014	14,950,000	$378,983	100	$2,385,078	$—	$(376,182)	$100,169	$2,488,048

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Successor Company	Predecessor Company
	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
			Year ended December 31, 2013	Year ended December 31, 2012

Cash flows from operating activities
Net income (loss)	$(219,229)	$105,980	$293,230	$348,230
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	18,507	9,783	6,838	2,091
Net (gain) loss on restructuring and extinguishment of debt	—	—	20,015	445
Unrealized appreciation on investments allocable to noncontrolling interests	5,956	—	—	—
Write-off of debt issuance costs	—	1,472	6,674	4,224
Lower of cost or estimated fair value adjustment on corporate loans held for sale	—	(5,038)	5,899	2,656
Provision for loan losses	—	—	32,812	46,498
Impairment charges	—	4,391	19,512	12,067
Share-based compensation	—	1,018	4,559	3,202
Net realized and unrealized (gain) loss on investments	343,416	(60,906)	(182,485)	(207,779)
Depreciation and net amortization	21,391	15,832	7,123	(51,982)
Net realized and unrealized (gain) loss on debt	(16,478)	—	—	—
Changes in assets and liabilities:
Interest receivable	(11,485)	(6,753)	3,333	11,415
Other assets	(21,117)	(19,668)	(37,660)	5,329
Related party payable	5,724	(1,815)	(4,144)	(80)
Accounts payable, accrued expenses and other liabilities	(20,561)	27,211	(13,674)	1,304
Preferred share distribution payable	—	—	(6,891)	—
Accrued interest payable	1,769	(1,470)	3,056	(5,017)
Accrued interest payable to affiliates	—	—	(6,632)	71

Net cash provided by (used in) operating activities	107,893	70,037	151,565	172,674

Cash flows from investing activities
Principal payments from corporate loans	634,536	906,166	1,437,139	1,829,492
Principal payments from securities	60,056	21,223	169,646	92,920
Proceeds from sales of corporate loans	575,099	36,595	270,204	349,279
Proceeds from sales of securities	38,342	44,373	39,431	505,015
Proceeds from equity and other investments	89,697	48,911	155,132	113,365
Purchases of corporate loans	(1,245,460)	(886,230)	(2,099,033)	(1,595,317)
Purchases of securities	(95,881)	(78,106)	(228,131)	(135,354)
Purchases of equity and other investments	(158,618)	(104,301)	(513,933)	(376,831)
Net change in proceeds, purchases, and settlements of derivatives	(7,295)	(7,265)	(3,110)	(6,401)
Net change in restricted cash and cash equivalents	202,355	(299,579)	546,011	(496,776)

Net cash provided by (used in) investing activities	92,831	(318,213)	(226,644)	279,392

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in thousands)

	Successor Company	Predecessor Company
	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
			Year ended December 31, 2013		Year ended December 31, 2012

Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	885,983	648,197		665,188		489,480
Retirement of collateralized loan obligation secured notes	(1,045,041)	(221,914)		(839,625)		(979,667)
Proceeds from credit facilities	115,100	13,300		79,200		69,489
Repayment of credit facilities	(95,000)	(75,400)		(61,700)		—
Repayment of convertible senior notes	—	—		—		(135,531)
Net proceeds from senior notes	—	—		—		111,418
Net proceeds from issuance of preferred shares	—	—		361,622		—
Distributions on common shares	(121,088)	(45,061)		(184,314)		(153,439)
Distributions on preferred shares(1)	(13,782)	(13,782)		(20,520)		—
Distributions to Parent	(203,568)	—		—		—
Contributions from Parent	235,759	—		—		—
Capital contributions noncontrolling interests	1,110	—		—		—
Capital contributions from Parent	605	—		—		—
Repurchase and cancellation of common shares	—	—		—		(96)
Other capitalized costs	(7,810)	(3,918)		(5,211)		(8,268)

Net cash (used in) provided by financing activities	(247,732)	301,422		(5,360)		(606,614)

Net increase (decrease) in cash and cash equivalents	(47,008)	53,246		(80,439)		(154,548)
Cash and cash equivalents at beginning of period	210,413	157,167		237,606		392,154

Cash and cash equivalents at end of period	$163,405	$210,413		$157,167		$237,606

Supplemental cash flow information
Cash paid for interest	$114,939	$53,576		$155,184		$186,131
Net cash paid (refunded) for income taxes	$93	$157		$7,685		$(274)
Non-cash investing and financing activities
Assets distributed to Parent	$(292,425)	$—		$—		$—
Assets contributed from Parent	$239,085	$—		$—		$—
Assets contributed from noncontrolling interests	$105,015	$—		$—		$—
Natural resources assets transferred out	$(114,546)	$—		$—		$—
Interest in Trinity transferred in	$114,546	$—		$—		$—
Preferred share distributions declared, not yet paid	$6,891	$—	$		$
Loans transferred from held for investment to held for sale	$—	$348,808		$323,416		$114,995
Loans transferred from held for sale to held for investment	$—	$—		$—		$114,871
Conversion of convertible senior notes to common shares	$—	$—		$186,254		$—
Issuance of restricted common shares	$—	$—		$3,282		$2,849

(1)
For the four months ended April 30, 2014, $6.9 million of distributions on preferred shares was previously presented as "preferred share distribution payable" within operating activities of the statement of cash flows.

Non-cash activities:

        In connection with the merger with KKR & Co. L.P., KKR Financial Holdings LLC and subsidiaries recorded acquisition accounting adjustments, which resulted in changes to equity. Refer to Note 2 to these consolidated financial statements for further details.

See notes to consolidated financial statements.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

        KKR Financial Holdings LLC together with its subsidiaries (the "Company" or "KFN") is a specialty finance company with expertise in a range of asset classes. The Company's core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (the "Manager") with the objective of generating current income. The Company's holdings primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities, interests in joint ventures and partnerships, and royalty interests in oil and gas properties. The corporate loans that the Company holds are typically purchased via assignment or participation in the primary or secondary market.

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

        The Manager, a wholly-owned subsidiary of KKR Asset Management LLC, manages the Company pursuant to an amended and restated management agreement, as amended (the "Management Agreement"). Effective as of September 30, 2014, KKR Asset Management LLC changed its name to KKR Credit Advisors (US) LLC. KKR Credit Advisors (US) LLC is a wholly-owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. ("KKR"), which is a subsidiary of KKR & Co. L.P. ("KKR & Co.").

        On April 30, 2014, the Company became a subsidiary of KKR & Co., whereby KKR & Co. acquired all of the Company's outstanding common shares through an exchange of equity through which the Company's shareholders received 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN (the "Merger Transaction"). Following the Merger Transaction, KKR Fund Holdings L.P. ("KKR Fund Holdings"), a subsidiary of KKR & Co., became the sole holder of all of the outstanding common shares of the Company and is the parent of the Company (the "Parent").

        As of the close of trading on April 30, 2014, the Company's common shares were delisted on the New York Stock Exchange ("NYSE"). The Company's 7.375% Series A LLC Preferred Shares ("Series A LLC Preferred Shares"), senior notes and junior subordinated notes remain outstanding and the Company continues to file periodic reports under the Securities Exchange Act of 1934, as amended. Refer to Note 3 to these consolidated financial statements for further details around the Merger Transaction.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and entities established to complete secured financing transactions that are considered to be variable interest entities ("VIEs") and for which the Company is the primary beneficiary. Also included in the consolidated financial statements are the financial results of certain entities, which are not considered VIEs, but in which the Company is

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

presumed to have control. The ownership interests held by third parties are reflected as noncontrolling interests in the accompanying financial statements.

        As further described in Note 3 to these consolidated financial statements, the Merger Transaction was accounted for using the acquisition method of accounting, which required that the assets purchased and the liabilities assumed all be reported in the acquirer's financial statements at their fair value, with any excess of net assets over the purchase price being reported as a bargain purchase gain. The application of the acquisition method of accounting represented a push down of accounting basis to the Company, whereby it was also required to record the assets and liabilities at fair value as of the date of the Merger Transaction. This change in accounting basis resulted in the termination of the prior reporting entity and a corresponding creation of a new reporting entity.

        Accordingly, the Company's consolidated financial statements and transactional records prior to the effective date, or May 1, 2014 (the "Effective Date"), reflect the historical accounting basis of assets and liabilities and are labeled "Predecessor Company," while such records subsequent to the Effective Date are labeled "Successor Company" and reflect the push down basis of accounting for the new estimated fair values in the Company's consolidated financial statements. This change in accounting basis is represented in the consolidated financial statements by a vertical black line which appears between the columns entitled "Predecessor Company" and "Successor Company" on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Merger Transaction are not comparable.

        In addition to the new accounting basis established for assets and liabilities, purchase accounting also required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss to be recognized within the Company's shareholders' equity section of the Company's consolidated financial statements. Accordingly, the Company's accumulated deficit at December 31, 2014 represents only the results of operations subsequent to April 30, 2014, the date of the Merger Transaction.

        For the following assets not carried at fair value, as presented under the Predecessor Company, the Company adopted the fair value option of accounting as of the Effective Date: (i) corporate loans held for investment at amortized cost, net of an allowance for loan losses, (ii) corporate loans held for sale at lower of cost or estimated fair value and (iii) certain other investments at cost. In addition, the Company elected the fair value option of accounting for its collateralized loan obligation secured notes. As such, the accounting policies followed by the Company in the preparation of its consolidated financial statements for the Successor period present all financial assets and CLO secured notes at estimated fair value. The Company's adoption of fair value accounting was for the primary purpose of reporting values that more closely aligned with KKR & Co.'s method of accounting.

        Unrealized gains and losses for the financial assets and liabilities carried at estimated fair value are reported in net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on debt, respectively, in the consolidated statements of operations. Unrealized gains or losses primarily reflect the change in instrument values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. For the Successor period, upon the sale of a corporate loan or debt security, the net realized gain or loss is computed using the

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

specific identification method. Comparatively, for the Predecessor period, the realized net gain or loss was computed on a weighted average cost basis.

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

Consolidation

        KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1"), KKR Financial CLO 2007-A, Ltd. ("CLO 2007-A"), KKR Financial CLO 2011-1, Ltd. ("CLO 2011-1"), KKR Financial CLO 2012-1, Ltd. ("CLO 2012-1"), KKR Financial CLO 2013-1, Ltd. ("CLO 2013-1"), KKR Financial CLO 2013-2, Ltd. ("CLO 2013-2"), KKR CLO 9, Ltd. ("CLO 9") and KKR CLO 10, Ltd. ("CLO 10") (collectively the "Cash Flow CLOs") are entities established to complete secured financing transactions. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities' economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.

        The Company finances the majority of its corporate debt investments through its CLOs. As of December 31, 2014, the Company's CLOs held $6.9 billion par amount, or $6.5 billion estimated fair value, of corporate debt investments. As of December 31, 2013, the Company's CLOs held $6.7 billion par amount, or $6.4 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of December 31, 2014 and 2013, the aggregate par amount of CLO debt totaled $5.6 billion and $5.3 billion, respectively, held by unaffiliated third parties.

        The Company consolidates all non-VIEs in which it holds a greater than 50 percent voting interest. Specifically, the Company consolidates majority owned entities for which the Company is presumed to have control. The ownership interests of these entities held by third parties are reflected as noncontrolling interests in the accompanying financial statements. The Company began consolidating a

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

majority of these non-VIE entities as a result of the asset contributions from its Parent during the second half of 2014. For certain of these entities, the Company previously held a percentage ownership, but following the incremental contributions from its Parent, were presumed to have control.

        In addition, the Company has noncontrolling interests in joint ventures and partnerships that do not qualify as VIEs and do not meet the control requirements for consolidation as defined by GAAP.

        All inter-company balances and transactions have been eliminated in consolidation.

Fair Value Option

        In connection with the application of acquisition accounting related to the Merger Transaction, the Successor Company elected the fair value option of accounting for its financial assets and CLO secured notes for the primary purpose of reporting values that more closely aligned with KKR & Co.'s method of accounting. Related unrealized gains and losses are reported in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

Fair Value of Financial Instruments

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation techniques are applied. These valuation techniques involve varying levels of management estimation and judgment, the degree of which is dependent on a variety of factors including the price transparency for the instruments or market and the instruments' complexity for disclosure purposes. Assets and liabilities in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to the valuation of these assets and liabilities, and are as follows:

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

        Equity and Interests in Joint Ventures and Partnerships, at Estimated Fair Value:    Equity and interests in joint ventures and partnerships, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Interests in joint ventures and partnerships include certain equity investments related to the oil and gas, commercial real estate and specialty lending sectors. Valuation models are generally based on market comparables and discounted cash flow approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach, which incorporates significant assumptions and judgment, include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization ("EBITDA") exit multiples. For natural resources investments, which are generally valued using a discounted cash flow analysis, key inputs include commodity price forecasts and the weighted average cost of capital. In addition, the valuations of natural resources investments generally incorporate both commodity prices as quoted on indices and long-term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Long-term commodity

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

price forecasts are utilized to capture the value of the investments across a range of commodity prices within the portfolio associated with future development and to reflect price expectations that are estimated to be required to balance demand and production in global commodity markets over the long-term.

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

Valuation Process

        Investments are generally valued based on quotations from third party pricing services, unless such a quotation is unavailable or is determined to be unreliable or inadequately representing the fair value of the particular assets. In that case, valuations are based on either valuation data obtained from one or more other third party pricing sources, including broker dealers, or will reflect the valuation committee's good faith determination of estimated fair value based on other factors considered relevant. The Company utilizes a valuation committee, whose members consist of certain employees of the Manager. The valuation committee is responsible for coordinating and implementing the Company's quarterly valuation process.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The valuation process involved in Level 3 measurements for assets and liabilities is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. For assets classified as Level 3, valuations may be performed by the relevant investment professionals or by independent third parties with input from the relevant investment professionals and are based on various factors including evaluation of financial and operating data, company specific developments, market discount rates and valuations of comparable companies and model projections. Asset valuations are approved by the valuation committee.

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

Securities

Securities Available-for-Sale

        The Predecessor and Successor Company both classify certain of their investments in securities as available-for-sale as the Companies may sell them prior to maturity and do not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value. The Successor Company elected the fair value option of accounting for its securities, with changes in estimated fair value reported in net realized and unrealized gain (loss) on investments in the consolidated statements of operations. Comparatively, the Predecessor Company reported all unrealized gains and losses in accumulated other comprehensive loss on the consolidated balance sheets.

        The Predecessor Company monitored its available-for-sale securities portfolio for impairments. A loss was recognized when it was determined that a decline in the estimated fair value of a security below its amortized cost was other-than-temporary. The Company considered many factors in determining whether the impairment of a security was deemed to be other-than-temporary, including, but not limited to, the length of time the security had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. In addition, for debt securities, the Company considered its intent to sell the debt security, the Company's estimation of whether or not it expected to recover the debt security's entire amortized cost if it intended to hold the debt security, and whether it was more likely than not that the Company was required to sell the debt

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

security before its anticipated recovery. For equity securities, the Company also considered its intent and ability to hold the equity security for a period of time sufficient for a recovery in value.

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

Other Securities, at Estimated Fair Value

        The Predecessor and Successor Company both elected the fair value option of accounting for certain of their securities for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Companies manage the risks of these securities. All securities, at estimated fair value are included within securities on the consolidated balance sheets.

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

Residential Mortgage-Backed Securities, at Estimated Fair Value

        The Predecessor and Successor Company both elected the fair value option of accounting for their residential mortgage investments for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Companies manage the risks of these investments. RMBS, at estimated fair value are included within securities on the consolidated balance sheets.

Equity Investments, at Estimated Fair Value

        The Predecessor and Successor Company both elected the fair value option of accounting for certain of their equity investments, at estimated fair value, including private equity investments received through restructuring debt transactions or issued by an entity in which the Company may have significant influence. The Companies elected the fair value option for certain of their equity investments for the purpose of enhancing the transparency of their financial condition as fair value is

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

consistent with how the Companies manage the risks of these investments. Equity investments carried at estimated fair value are presented separately on the consolidated balance sheets.

Interests in Joint Ventures and Partnerships

        The Predecessor and Successor Company both elected the fair value option of accounting for certain of their interests in joint ventures and partnerships. The Companies elected the fair value option of accounting for certain of their noncontrolling interests in joint ventures and partnerships for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Companies manage the risks of these interests. Interests in joint ventures and partnerships are presented separately on the consolidated balance sheets.

Equity Method Investments

        The Company holds certain investments where the Company does not control the investee and where the Company is not the primary beneficiary, but can exert significant influence over the financial and operating policies of the investee. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee unless predominant evidence to the contrary exists. The evaluation of whether the Company exerts control or significant influence over the financial and operational policies of an investee may also require significant judgment based on the facts and circumstances surrounding each individual investment. Factors include investor voting or other rights, any influence the Company may have on the governing board of the investee and the relationship between the Company and other investors in the entity. The Company elected the fair value option to account for these equity investments with any changes in estimated fair value recorded in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

Corporate Loans, Net

        In connection with the Company's application of acquisition accounting related to the Merger Transaction and to align more closely with KKR & Co.'s method of accounting, the Company elected to carry all of its corporate loans at estimated fair value as of the Effective Date, with changes in estimated fair value recorded in net realized and unrealized gain (loss) on investments in the consolidated statements of operations. As presented under the Predecessor Company, corporate loans had previously been accounted for based on the following three categories: (i) corporate loans held for investment, which were measured based on their principal plus or minus unaccreted purchase discounts and unamortized purchase premiums, net of an allowance for loan losses; (ii) corporate loans held for sale, which were measured at lower of cost or estimated fair value; and (iii) corporate loans at estimated fair value, which were measured at fair value. As such, the disclosures related to loans held for investment and loans held for sale pertain to the Predecessor Company.

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

        For both the Predecessor and Successor Companies, interest income on corporate loans includes interest at stated coupon rates adjusted for accretion of purchase discounts and the amortization of purchase premiums. Unamortized premiums and unaccreted discounts are recognized in interest income over the contractual life, adjusted for actual prepayments, of the corporate loans using the effective interest method.

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

        Prior to the Effective Date, other than corporate loans measured at estimated fair value, corporate loans acquired with deteriorated credit quality are recorded at initial cost and interest income is recognized as the difference between the Company's estimate of all cash flows that it will receive from the loan in excess of its initial investment on a level-yield basis over the life of the corporate loan (accretable yield) using the effective interest method.

        In addition, prior to the Effective Date, the Company may have modified corporate loans in transactions where the borrower was experiencing financial difficulty and a concession was granted to the borrower as part of the modification. These concessions may have included one or a combination of the following: a reduction of the stated interest rate; payment extensions; forgiveness of principal; or an exchange of assets. Such modifications typically qualified as troubled debt restructurings ("TDRs"). In order to determine whether the borrower was experiencing financial difficulty, an evaluation was performed including the following considerations: whether the borrower was or would have been in payment default on any of its debt in the foreseeable future without the modification; whether there was a potential for a bankruptcy filing; whether there was a going-concern issue; or whether the borrower was unable to secure financing elsewhere.

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

        TDRs were separately identified for impairment disclosures and were measured at either the estimated fair value or the present value of estimated future cash flows using the respective corporate loan's effective rate at inception. Impairments associated with TDRs were included within the allocated component of the Company's allowance for loan losses.

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

        Prior to the Effective Date, the Company's allowance for loan losses represented its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company's allowance for loan losses involved a high degree of management judgment and was based upon a comprehensive review of the Company's corporate loan portfolio that was performed on a quarterly basis. The Company's allowance for loan losses consisted of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertained to specific corporate loans that the Company had determined were impaired. The Company determined a corporate loan was impaired when management estimated that it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the corporate loan agreement. On a quarterly basis the Company performed a comprehensive review of its entire corporate loan portfolio and identified certain corporate loans that it had determined were impaired. Once a corporate loan was identified as being impaired, the Company

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

placed the corporate loan on non-accrual status, unless the corporate loan was already on non-accrual status, and recorded an allowance that reflected management's best estimate of the loss that the Company expected to recognize from the corporate loan. The expected loss was estimated as being the difference between the Company's current cost basis of the corporate loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the corporate loan's effective interest rate, except as a practical expedient, the corporate loan's observable estimated fair value may have been used. The Company also estimated the probable credit losses inherent in its unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments was recorded in accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets.

        The unallocated component of the Company's allowance for loan losses represented its estimate of probable losses inherent in the corporate loan portfolio as of the balance sheet date where the specific loan that the loan loss relates to was indeterminable. The Company estimated the unallocated component of the allowance for loan losses through a comprehensive review of its corporate loan portfolio and identified certain corporate loans that demonstrated possible indicators of impairment, including internally assigned credit quality indicators. This assessment excluded all corporate loans that were determined to be impaired and as a result, an allocated reserve had been recorded as described in the preceding paragraph. Such indicators included the current and/or forecasted financial performance, liquidity profile of the issuer, specific industry or economic conditions that may have impacted the issuer, and the observable trading price of the corporate loan if available. All corporate loans were first categorized based on their assigned risk grade and further stratified based on the seniority of the corporate loan in the issuer's capital structure. The seniority classifications assigned to corporate loans were senior secured, second lien and subordinate. Senior secured consisted of corporate loans that were the most senior debt in an issuer's capital structure and therefore had a lower estimated loss severity than other debt that was subordinate to the senior secured loan. Senior secured corporate loans often had a first lien on some or all of the issuer's assets. Second lien consisted of corporate loans that were secured by a second lien interest on some or all of the issuer's assets; however, the corporate loan was subordinate to the first lien debt in the issuer's capital structure. Subordinate consisted of corporate loans that were generally unsecured and subordinate to other debt in the issuer's capital structure.

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

        The Company applied a range of default and loss severity estimates in order to estimate a range of loss outcomes upon which to base its estimate of probable losses that resulted in the determination of the unallocated component of the Company's allowance for loan losses.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Corporate Loans Held for Sale

        As described above, corporate loans held for sale related to the Predecessor Company. From time to time the Company made the determination to transfer certain of its corporate loans from held for investment to held for sale. The decision to transfer a loan to held for sale was generally as a result of the Company determining that the respective loan's credit quality in relation to the loan's expected risk-adjusted return no longer met the Company's investment objective and/or the Company deciding to reduce or eliminate its exposure to a particular loan for risk management purposes. Corporate loans held for sale were stated at lower of cost or estimated fair value and were assessed on an individual basis. Prior to transferring a loan to held for sale, any difference between the carrying amount of the loan and its outstanding principal balance was recognized as an adjustment to the yield by the effective interest method. The loan was transferred from held for investment to held for sale at the lower of its cost or estimated fair value and was carried at the lower of its cost or estimated fair value thereafter. Subsequent to transfer and while the loan was held for sale, recognition as an adjustment to yield by the effective interest method was discontinued for any difference between the carrying amount of the loan and its outstanding principal balance.

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

Corporate Loans, at Estimated Fair Value

        The Predecessor and Successor Company both elected the fair value option of accounting for certain of their corporate loans for the purpose of enhancing the transparency of their financial condition as fair value is consistent with how the Companies manage the risks of these corporate loans. All corporate loans carried at estimated fair value are included within corporate loans, net on the consolidated balance sheets.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As described above under "Basis of Presentation," as of the Effective Date, purchases and sales of corporate loans are recorded on the trade date.

Oil and Natural Gas Properties

        As described further in Note 6, during the third quarter of 2014, the Company closed a certain transaction and distributed certain assets focused on the development of oil and gas properties to its Parent, leaving only overriding royalty interests as oil and natural gas properties, net on the consolidated balance sheets. As such, the policies below including matters such as drilling, repairs and maintenance, and production pertain to those properties owned prior to the transaction and distribution.

        Oil and natural gas producing activities are accounted for under the successful efforts method of accounting. Under this method, exploration costs, other than the costs of drilling exploratory wells, were charged to expense as incurred. Costs that are associated with the drilling of successful exploration wells were capitalized if proved reserves are found. Lease acquisition costs were capitalized when incurred. Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs and costs of certain nonproducing leasehold costs were expensed as incurred.

        Expenditures for repairs and maintenance, including workovers, were charged to expense as incurred.

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

        Estimated dismantlement and abandonment costs for oil and natural gas properties, net of salvage value, were capitalized at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.

Oil and Gas Revenue Recognition

        Oil, natural gas and natural gas liquid ("NGL") revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The Company follows the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which the Company is entitled based on the Company's working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under-produced owners to recoup their entitled share through future production. Under the sales method, no receivables are recorded when the Company has taken less than its share of production and no payables are recorded when the Company has taken more than its share of production.

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

        In connection with the Company's application of acquisition accounting related to the Merger Transaction and to align more closely with KKR & Co.'s method of accounting, the Company elected to carry its collateralized loan obligation secured notes at estimated fair value as of the Effective Date, with changes in estimated fair value recorded in net realized and unrealized gain (loss) on debt in the consolidated statements of operations. Prior to the Effective Date, collateralized loan obligation secured notes were carried at amortized cost.

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

Derivative Instruments

        The Company recognizes all derivatives on the consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized asset or liability ("fair value" hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument ("free-standing derivative"). For a fair value hedge, the Company records changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in accumulated other comprehensive loss and subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free-standing derivatives, the Company reports changes in the fair values in net realized and unrealized gain (loss) on derivatives and foreign exchange on the consolidated statements of operations.

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

        In connection with the Merger Transaction, the Company discontinued hedge accounting for its cash flow hedges and, as of the Effective Date, classifies all derivative instruments as free-standing derivatives. As a result, the Company records changes in the estimated fair value of the derivative instruments in net realized and unrealized gain (loss) on derivatives and foreign exchange on the consolidated statements of operations.

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

        Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the United States dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the consolidated statements of operations.

Noncontrolling Interests

        Noncontrolling interests represent noncontrolling interests in consolidated entities held by third party investors. Income (loss) is allocated to noncontrolling interests based on the relative ownership

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interests of third party investors and is presented as net income attributable to noncontrolling interests on the consolidated statements of operations. Noncontrolling interests are also presented separately within equity in the consolidated balance sheets.

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

Share-Based Compensation

        In connection with the Merger Transaction, the Predecessor Company's common shares were converted into 0.51 KKR & Co. common units. Prior to the Effective Date, the Company accounted for share-based compensation issued to its directors and to its Manager using the fair value based methodology in accordance with relevant accounting guidance. Compensation cost related to restricted common shares issued to the Company's directors was measured at its estimated fair value at the grant date, and was amortized and expensed over the vesting period on a straight-line basis. Compensation cost related to restricted common shares and common share options issued to the Manager was initially measured at estimated fair value at the grant date, and was remeasured on subsequent dates to the extent the awards were unvested. The Company elected to use the graded vesting attribution method to amortize compensation expense for the restricted common shares and common share options granted to the Manager.

Income Taxes

        The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes. Holders of the Company's Series A LLC Preferred Shares will be allocated a share of the Company's gross ordinary income for the taxable year of the Company ending within or with their taxable year. Holders of the Company's Series A LLC Preferred Shares will not be allocated any gains or losses from the sale of the Company's assets.

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

        The Company has wholly-owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will be required to include their current taxable income in the Company's calculation of its gross ordinary income allocable to holders of its Series A LLC Preferred Shares.

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

Earnings Per Common Share

        In connection with the Merger Transaction, as of the Effective Date, the Company is now a subsidiary of KKR Fund Holdings, a subsidiary of KKR & Co., which owns 100 common shares of the Company constituting all of the Company's outstanding common shares. As KKR Fund Holdings is the Company's sole shareholder, earnings per common share is not reported for the Successor Company. Prior to the Effective Date, the Company presented both basic and diluted earnings per common share ("EPS") in its consolidated financial statements and footnotes thereto. Basic earnings per common share ("Basic EPS") excluded dilution and was computed by dividing net income or loss available to common shareholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. The Company calculated EPS using the more dilutive of the two-class method or the if-converted method. The two-class method was an earnings allocation formula that determined EPS for common shares and participating securities. Unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) were participating securities and were included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) were allocated to common shares, preferred shares and participating securities based on their respective rights to receive dividends. Diluted earnings per common share ("Diluted EPS") reflected the potential dilution of common share options and unvested restricted common shares using the treasury method or if-converted method.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Consolidation

        In August 2014, the FASB amended existing standards to provide an entity that consolidates a collateralized financing entity ("CFE") that had elected the fair value option for the financial assets and financial liabilities of such CFE an alternative to current fair value measurement guidance. If elected, the Company could measure both the financial assets and the financial liabilities of the CFE by using the fair value of the financial assets or the fair value of the financial liabilities, whichever is more observable. The election would effectively eliminate any measurement difference previously reflected in earnings and attributed to the reporting entity in the consolidated statements of operations. The effective date of the consensus will be for annual periods, and interim periods within those annual periods, beginning after December 15, 2015 for public companies. Early adoption will be permitted as of the beginning of an annual period. The Company is currently evaluating the impact of this accounting update on its financial statements should it elect adoption.

NOTE 3. MERGER TRANSACTION

        On December 16, 2013, the Company announced the signing of a definitive merger agreement pursuant to which KKR & Co. had agreed to acquire all of the Company's outstanding common shares through an exchange of equity through which the Company's shareholders would receive 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN. On April 30, 2014, the date of the Merger Transaction, the transaction was approved by the Company's common shareholders and the merger was completed, resulting in KFN becoming a subsidiary of KKR & Co. The merger was a taxable transaction for the Company's common shareholders for U.S. federal income tax purposes.

        Pursuant to the merger agreement, on the date of the Merger Transaction, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by the Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN's Non-Employee Directors' Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan.

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

        In connection with the Merger Transaction, the Company recognized approximately $24.2 million of total transaction costs. Of this total, $22.7 million was recorded during the four months ended April 30, 2014 within general, administrative and directors' expenses on the consolidated statements of

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MERGER TRANSACTION (Continued)

operations. These costs included the contingent consideration owed to the Company's financial and legal advisors upon the merger closing.

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

(1)
Represents the excess of the fair value of the net assets acquired over the purchase price and value of the preferred shares, which constitute noncontrolling interests in the Company. This difference was recorded as an adjustment to the Company's additional paid-in-capital as of the Effective Date.

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

NOTE 3. MERGER TRANSACTION (Continued)

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

NOTE 4. SECURITIES

        In connection with the Merger Transaction and as of the Effective Date, the Company accounts for all of its securities, including RMBS, at estimated fair value. Prior to the Effective Date, the Company accounted for securities based on the following categories: (i) securities available-for-sale, which were carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss); (ii) other securities, at estimated fair value, with unrealized gains and losses recorded in the consolidated statements of operations; and (iii) RMBS, at estimated fair value, with unrealized gains and losses recorded in the consolidated statements of operations.

Successor Company

        The following table summarizes the Company's securities as of December 31, 2014, which was carried at estimated fair value (amounts in thousands):

	December 31, 2014
	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$721,094	$654,257	$638,605

Total	$721,094	$654,257	$638,605

Net Realized and Unrealized Gains (Losses)

        Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following table presents the Company's realized and

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SECURITIES (Continued)

unrealized gains (losses) from securities for the eight months ended December 31, 2014 (amounts in thousands):

Eight months ended December 31, 2014
Net realized gains (losses)	$2,891
Net change in unrealized gains (losses)	(11,460)

Net realized and unrealized gains (losses)	$(8,569)

        The following table summarizes the amortized cost and estimated fair value of securities available-for-sale by remaining contractual maturity and weighted average coupon based on par values as of December 31, 2014 (dollar amounts in thousands):

Description	Amortized Cost	Estimated Fair Value	Weighted Average Coupon
Due within one year	$8,079	$6,129	7.1%
One to five years	250,972	242,990	8.7
Five to ten years	216,519	215,728	11.0
Greater than ten years	123,889	118,574	0.7

Total	$599,459	$583,421

        The remaining contractual maturities in the table above were allocated assuming no prepayments. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Defaulted Securities

        As of December 31, 2014, the Company had a corporate debt security from one issuer in default with an estimated fair value of $8.7 million, which was on non-accrual status.

Concentration Risk

        The Company's corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2014, approximately 70% of the estimated fair value of the Company's corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, JC Penney Corp. Inc. and LCI Helicopters Limited, which combined represented $213.6 million, or approximately 37% of the estimated fair value of the Company's corporate debt securities.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. SECURITIES (Continued)

Pledged Assets

        Note 8 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of December 31, 2014 (amounts in thousands):

As of December 31, 2014
Pledged as collateral for collateralized loan obligation secured debt	$262,085

Total	$262,085

Predecessor Company

        The following table summarizes the Company's securities as of December 31, 2013, which were carried at estimated fair value (amounts in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale	$326,775	$24,791	$(1,225)	$350,341
Other securities, at estimated fair value(1)	135,968	12,436	(1,437)	146,967
Residential mortgage-backed securities, at estimated fair value(1)	138,284	2,809	(65,089)	76,004

Total securities	$601,027	$40,036	$(67,751)	$573,312

(1)
Unrealized gains and losses presented represent amounts as of period-end. Unrealized gains and losses recognized during the year for these securities are recorded in earnings.

        The following table shows the gross unrealized losses and estimated fair value of the Company's available-for-sale securities, aggregated by length of time that the individual securities had been in a continuous unrealized loss position as of December 31, 2013 (amounts in thousands):

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

        During the four months ended April 30, 2014, the Company recognized losses totaling $4.4 million for securities available-for-sale that it determined to be other-than-temporarily impaired. During the years ended December 31, 2013 and 2012, the Company recognized losses totaling $19.5 million and $8.2 million, respectively, for securities available-for-sale that it determined to be other-than-temporarily impaired. The Company intended to sell these securities and as a result, the entire amount of the loss was recorded through earnings in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

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

        As of April 30, 2014 and December 31, 2013, the Company had no investments in common or preferred stock classified as available-for-sale. During the year ended December 31, 2012, the Company recognized losses totaling $0.2 million for common and preferred stock that it determined to be other-than-temporary impaired.

        Securities available-for-sale sold at a loss typically include those that the Company determined to be other-than-temporarily impaired or had deterioration in credit quality. The following table shows the net realized gains (losses) on the sales of securities available-for-sale (amounts in thousands):

	For the four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Gross realized gains	$2,516	$2,829	$85,982
Gross realized losses	—	(42)	(12)

Net realized gains (losses)	$2,516	$2,787	$85,970

Troubled Debt Restructurings

        As discussed above in Note 2 to these consolidated financial statements, beginning the Effective Date, the Company accounts for all of its securities at estimated fair value with unrealized gains and losses recorded in the consolidated financial statements. Accordingly, TDR disclosure pertains to the Predecessor Company. During the four months ended April 30, 2014, the Company modified a security with an amortized cost of $24.1 million related to a single issuer in a restructuring that qualified as a TDR. The TDR involving this security, along with corporate loans related to the same issuer, were converted into a combination of equity carried at estimated fair value and cash. Post-modification, the equity securities received from the security TDR had an estimated fair value of $16.1 million. Refer to "Troubled Debt Restructurings" section within Note 5 to these consolidated financial statements for further discussion on the loan TDRs related to this single issuer. There were no securities that qualified as TDRs during the year ended December 31, 2013.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Successor Company

        The following table summarizes the Company's corporate loans, at estimated fair value as of December 31, 2014 (amounts in thousands):

	December 31, 2014
	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$6,907,373	$6,710,570	$6,506,564

Total	$6,907,373	$6,710,570	$6,506,564

Net Realized and Unrealized Gains (Losses)

        Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following tables present the Company's realized and unrealized gains (losses) from corporate loans for the eight months ended December 31, 2014 (amounts in thousands):

Eight months ended December 31, 2014
Net realized gains (losses)	$1,411
Net change in unrealized gains (losses)	(204,006)

Net realized and unrealized gains (losses)	$(202,595)

Non-Accrual Loans

        A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of December 31, 2014, the Company held a total par value and estimated fair value of $580.1 million and $342.1 million, respectively, of non-accrual loans. As of December 31, 2014, the Company held a total par value and estimated fair value of $410.2 million and $266.9 million, respectively, of 90 or more days past due loans, all of which were on non-accrual status and in default as of December 31, 2014.

Defaulted Loans

        As of December 31, 2014, the Company held four corporate loans that were in default with a total estimated fair value of $266.9 million from two issuers.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Concentration Risk

        The Company's corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2014 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 38% of the total estimated fair value of the Company's corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC ("TXU") and First Data Corp., which combined represented $700.4 million, or approximately 11% of the aggregate estimated fair value of the Company's corporate loans.

Pledged Assets

        Note 8 to these consolidated financial statements describes the Company's borrowings under which the Company has pledged loans for borrowings. The following table summarizes the corporate loans pledged as collateral as of December 31, 2014 (amounts in thousands):

As of December 31, 2014
Estimated Fair Value
Pledged as collateral for collateralized loan obligation secured debt	$6,205,292

Total	$6,205,292

Predecessor Company

        The following table summarizes the Company's corporate loans as of December 31, 2013 (amounts in thousands):

	December 31, 2013
	Corporate Loans Held for Investment	Corporate Loans Held for Sale	Corporate Loans, at Estimated Fair Value	Total Corporate Loans
Principal(1)	$6,280,470	$315,738	$277,458	$6,873,666
Net unamortized discount	(105,979)	(20,070)	(54,997)	(181,046)

Total amortized cost	6,174,491	295,668	222,461	6,692,620
Lower of cost or fair value adjustment	—	(15,920)	—	(15,920)
Allowance for loan losses	(224,999)	—	—	(224,999)
Net unrealized gains	—	—	15,019	15,019

Net carrying value	$5,949,492	$279,748	$237,480	$6,466,720

(1)
Principal amounts of corporate loans and corporate loans held for sale are net of cumulative charge-offs and other adjustments totaling $18.1 million as of December 31, 2013.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan Losses

        As discussed above in Note 2 to these consolidated financial statements, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for an allowance for loan losses. Accordingly, disclosure related to allowance for loan losses pertains to the Predecessor Company. As of December 31, 2013, the Company had an allowance for loan losses of $225.0 million. As described in Note 2 to these consolidated financial statements, the allowance for loan losses represented the Company's estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company's allowance for loan losses consisted of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consisted of individual loans that were impaired. The unallocated component of the allowance for loan losses represented the Company's estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

        The following table summarizes the changes in the allowance for loan losses for the Company's corporate loan portfolio during the four months ended April 30, 2014 and years ended December 31, 2013 and 2012 (amounts in thousands):

	For the four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Allowance for loan losses:
Beginning balance	$224,999	$223,472	$191,407
Provision for loan losses	—	32,812	46,498
Charge-offs	(1,458)	(31,285)	(14,433)

Ending balance	$223,541	$224,999	$223,472

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

        The Company recognized $4.5 million of interest income related to impaired loans with a related allowance recorded for the four months ended April 30, 2014. The following table summarizes the Company's average recorded investment in impaired loans and interest income recognized for the years ended December 31, 2013 and 2012 (amounts in thousands):

	For the year ended December 31, 2013		For the year ended December 31, 2012
	Average Recorded Investment(1)	Interest Income Recognized	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded	$1,298	$—	$3,540	$208
With an allowance recorded	524,924	18,194	199,083	9,310

Total	$526,222	$18,194	$202,623	$9,518

(1)
Recorded investment is defined as amortized cost plus accrued interest.

        As of December 31, 2013, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company's impaired loans were on non-accrual status, the Company's non-accrual loans also included (i) other loans held for investment, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value, which were not reflected in the table above. Any of these three classifications may have included those loans modified in a TDR, which were typically designated as being non-accrual (see "Troubled Debt Restructurings" section below).

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        The following table summarizes the Company's recorded investment in non-accrual loans as of December 31, 2013 (amounts in thousands):

December 31, 2013
Loans held for investment	$554,442
Loans held for sale	44,823
Loans at estimated fair value	24,883

Total non-accrual loans	$624,148

        For the four months ended April 30, 2014, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $5.3 million, which included $4.5 million for non-accrual loans that were held for investment, $0.7 million for non-accrual loans held for sale and $0.1 million for non-accrual loans carried at estimated fair value. Comparatively, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $25.1 million, which included $18.2 million for impaired loans that were held for investment and $6.9 million for non-accrual loans held for sale for the year ended December 31, 2013. The amount of interest income recognized using the cash-basis method during the time within the period that the loans were impaired was $19.6 million, which included $9.5 million for impaired loans that were held for investment and $10.1 million for non-accrual loans held for sale for the year ended December 31, 2012.

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

        The unallocated component of the allowance for loan losses totaled $82.3 million as of December 31, 2013. As described in Note 2 to these consolidated financial statements, the Company estimated the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identified certain loans that demonstrated possible indicators of impairments, including credit quality indicators. The following table summarizes how the Company determined internally assigned grades related to credit quality based on a combination of concern as to probability

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

of default and the seniority of the loan in the issuer's capital structure as of December 31, 2013 (amounts in thousands):

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

        During the four months ended April 30, 2014, the Company recorded charge-offs totaling $1.5 million, comprised primarily of loans modified in TDRs. During the years ended December 31, 2013 and 2012, the Company recorded charge-offs totaling $31.3 million and $14.4 million, respectively, comprised primarily of loans modified in TDRs and loans transferred to loans held for sale.

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

        As discussed above in Note 2 to these consolidated financial statements, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for the bifurcation between corporate loans held for investment and loans held for sale. Accordingly, related disclosure pertains to the Predecessor Company. As of December 31, 2013, the Company had $279.7 million of loans held for sale. During the four months ended April 30, 2014, the Company transferred $348.8 million amortized cost amount of loans from held for investment to held for sale. During the year ended December 31, 2013, the Company transferred $323.4 million amortized cost amount of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company's determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company's investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. During the four months ended April 30, 2014 and year ended December 31, 2013, the Company did not transfer any loans held for sale back to loans held for investment. Transfers back to

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

        The Company recorded a $5.0 million reduction to the lower of cost or estimated fair value adjustment for the four months ended April 30, 2014 for certain loans held for sale, which had a carrying value of $546.1 million as of April 30, 2014. Comparatively, the Company recorded a $5.9 million and $2.7 million net charge to earnings during the years ended December 31, 2013 and 2012, respectively, for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had carrying values of $279.7 million and $128.3 million as of December 31, 2013 and 2012, respectively.

Troubled Debt Restructurings

        As discussed above in Note 2 to these consolidated financial statements, as of the Effective Date, the Company accounts for all of its corporate loans at estimated fair value. Accordingly, required disclosure related to TDRs pertains to the Predecessor Company. The recorded investment balance of TDRs at December 31, 2013 totaled $55.4 million, related to three issuers. Loans whose terms have been modified in a TDR were considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and were typically placed on non-accrual status, but could have been moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms was expected and the borrower had demonstrated a sustained period of repayment performance, typically six months. As of December 31, 2013, $55.4 million of TDRs were included in non-accrual loans (see "Non-Accrual Loans" section above). As of December 31, 2013, the allowance for loan losses included specific reserves of $22.1 million related to TDRs.

        The following table presents the aggregate balance of loans whose terms have been modified in a TDR during the four months ended April 30, 2014 and years ended December 31, 2013 and 2012 (dollar amounts in thousands):

	Four months ended April 30, 2014			Year ended December 31, 2013			Year ended December 31, 2012
	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)(2)	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)(3)	Number of TDRs	Pre- modification outstanding recorded investment(1)	Post- modification outstanding recorded investment(1)(4)
Troubled debt restructurings:
Loans held for investment	1	$154,075	$—	2	$68,358	$39,430	1	$13,807	$4,679
Loans held for sale	—	—	—	—	—	—	1	53,875	20,886
Loans at estimated fair value	2	41,347	24,571	1	1,670	1,229	—	—	—

Total		$195,422	24,571		$70,028	$40,659		$67,682	$25,565

(1)
Recorded investment is defined as amortized cost plus accrued interest.

(2)
Excludes equity securities received from the loans held for investment and/or loans at estimated fair value TDRs with an estimated fair value of $92.0 million and $12.3 million, from the two issuers, respectively.

(3)
Excludes equity securities received from the TDRs with an estimated fair value of $2.1 million.

(4)
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

        As of April 30, 2014 and December 31, 2013, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR.

        As of April 30, 2014 and December 31, 2013, no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

        During the four months ended April 30, 2014, the Company modified $1.1 billion amortized cost of corporate loans that did not qualify as TDRs. During the year ended December 31, 2013, the Company modified $2.4 billion amortized cost of corporate loans that did not qualify as TDRs. These

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. CORPORATE LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

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

Concentration Risk

        The Company's corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2013, approximately 46% of the total amortized cost basis of the Company's corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by TXU, Modular Space Corporation and U.S. Foods Inc., which combined represented $935.2 million, or approximately 14% of the aggregate amortized cost basis of the Company's corporate loans.

Pledged Assets

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

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

        As described in Note 2 to these consolidated financial statements, as a result of the Merger Transaction and new accounting basis established for assets and liabilities, oil and gas properties were adjusted to reflect estimated fair value as of the Effective Date, but will continue to be carried at cost

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. NATURAL RESOURCES ASSETS (Continued)

net of depreciation, depletion and amortization expense ("DD&A"). The following table summarizes the Company's oil and gas properties as of December 31, 2014 and 2013 (amounts in thousands):

	As of December 31, 2014	As of December 31, 2013
Proved oil and natural gas properties (successful efforts method)	$128,800	$451,909
Unproved oil and natural gas properties	—	16,913
Less: Accumulated depreciation, depletion and amortization	(8,526)	(68,453)

Oil and gas properties, net	$120,274	$400,369

        On September 30, 2014, the Company closed a transaction whereby certain of the Company's entities holding natural resources assets were merged with certain investment entities of funds advised by KKR and partnerships held by wholly owned subsidiaries of Legend Production Holdings, LLC, a majority owned subsidiary of Riverstone Holdings LLC and the Carlyle Group, to create a new oil and gas company called Trinity River Energy, LLC ("Trinity"). As of December 31, 2014, the Trinity assets had a carrying value of $51.6 million and were classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on the Company's consolidated balance sheets.

        For both the eight months ended December 31, 2014 and four months ended April 30, 2014, the Company recorded no impairments. Comparatively, for the years ended December 31, 2013 and 2012, the Company recorded $10.4 million and $3.3 million, respectively, of impairments, which are included in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

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

        During the third quarter of 2014, certain of the Company's natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to the Company's Parent.

        During the eight months ended December 31, 2014, four months ended April 30, 2014 and year ended December 31, 2013, the Company capitalized $30.9 million, $54.1 million and $154.1 million, respectively, as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties. Accordingly, these amounts were included in oil and gas properties, net on the consolidated balance sheets.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. EQUITY METHOD INVESTMENTS

        The Company holds certain investments where the Company does not control the investee and where the Company is not the primary beneficiary, but can exert significant influence over the financial and operating policies of the investee. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the investee unless predominant evidence to the contrary exists.

        Under the equity method of accounting, the Company records its proportionate share of net income or loss based on the investee's financial results. Given that the Company elected the fair value option to account for these equity method investments, the Company's share of the investee's underlying net income or loss predominantly represents fair value adjustments in the investments. Changes in estimated fair value are recorded in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

        As described above in Note 6 to these consolidated financial statements, Trinity was a joint venture formed on September 30, 2014. The Company holds its interest in Trinity through KNR Trinity Holdings LLC. Separate audited financial information for KNR Trinity Holdings LLC and Trinity are included as exhibits to this Annual Report on Form 10-K.

Summarized Financial Information

        The following table shows summarized financial information for the Company's equity method investments reported under the fair value option of accounting assuming 100% ownership as of December 31, 2014 and 2013 (amounts in thousands):

	Commercial Real Estate		Other
Years ended	2014	2013	2014	2013
Total assets	$959,488	$928,157	$774,073	$504,985
Total liabilities	$836,066	$699,956	$208,876	$119,496
Redeemable stock	$—	$—	$—	$—
Noncontrolling interests	$—	$—	$—	$—

        The following table shows summarized financial information for the Company's equity method investments reported under the fair value option of accounting assuming 100% ownership for the eight months ended December 31, 2014, four months ended April 30, 2014 and years ended December 31, 2013 and 2012 (amounts in thousands):

	Successor Company
Eight months ended December 31, 2014	Commercial Real Estate(1)	Other(2)
Revenues	$77,661	$27,592
Expenses	$80,685	$22,956
Net income (loss)	$(3,024)	$(22,907)

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. EQUITY METHOD INVESTMENTS (Continued)

	Predecessor Company
	Commercial Real Estate(1)			Other(2)
	Four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Revenues	$30,338	$83,300	$19,208	$6,545	$4,718	$—
Expenses	$36,914	$96,883	$27,772	$6,120	$5,268	$—
Net income (loss)	$(6,576)	$(13,583)	$(8,564)	$12,252	$(2,561)	$—

(1)
Expenses include operating costs, professional fees, management fees, depreciation and amortization and acquisition costs.

(2)
Revenues and expenses exclude realized and unrealized gains and losses.

NOTE 8. BORROWINGS

        As described in Note 2 to these consolidated financial statements, as a result of the Merger Transaction and new accounting basis established for assets and liabilities, all borrowings were adjusted to reflect estimated fair value as of the Effective Date. In addition, effective May 1, 2014, the Successor Company elected to account for its collateralized loan obligation secured notes at estimated fair value, with changes in estimated fair value recorded in the consolidated statements of operations. Prior to the Effective Date, all liabilities were carried at amortized cost.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BORROWINGS (Continued)

        Certain information with respect to the Company's borrowings as of December 31, 2014 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2005-1 senior secured notes	$192,384	$192,260	1.84%	847	$224,716
CLO 2005-2 senior secured notes	242,928	242,365	0.68	1,061	381,362
CLO 2006-1 senior secured notes	166,841	166,710	1.28	1,333	400,165
CLO 2007-1 senior secured notes	1,906,409	1,891,228	0.80	2,327	2,182,078
CLO 2007-1 mezzanine notes	489,723	486,575	3.84	2,327	560,538
CLO 2007-1 subordinated notes(3)	134,468	119,112	13.75	2,327	153,912
CLO 2007-A subordinated notes(3)	15,096	25,921	88.02	1,019	66,044
CLO 2011-1 senior debt	402,515	402,515	1.58	1,323	508,625
CLO 2012-1 senior secured notes	367,500	364,063	2.33	3,637	365,662
CLO 2012-1 subordinated notes(3)	18,000	12,986	16.86	3,637	17,910
CLO 2013-1 senior secured notes	458,500	441,153	1.96	3,849	477,691
CLO 2013-2 senior secured notes	339,250	331,383	2.21	4,041	357,722
CLO 9 senior secured notes	463,750	449,349	2.28	4,306	474,072
CLO 9 subordinated notes(3)	15,000	13,531	—	4,306	15,334
CLO 10 senior notes	368,000	361,948	2.50	4,002	343,090

Total collateralized loan obligation secured debt	5,580,364	5,501,099			6,528,921
8.375% Senior notes	258,750	290,861	8.38	9,816	—
7.500% Senior notes	115,043	123,663	7.50	9,941	—
Junior subordinated notes	283,517	246,907	5.39	7,949	—

Total borrowings	$6,237,674	$6,162,530			$6,528,921

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

(3)
Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes are based on cash distributions during the year ended December 31, 2014, if any.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BORROWINGS (Continued)

CLO Debt

        The indentures governing the Company's CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company's Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 are no longer in their reinvestment periods as of December 31, 2014. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding.

        During the eight months ended December 31, 2014, $500.8 million of original CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. Pursuant to the terms of the indentures governing our CLO transactions, the Company has the ability to call its CLO transactions after the end of the respective non-call periods. During July 2014, the Company called CLO 2007-A and subsequently repaid aggregate senior and mezzanine notes totaling $494.9 million in 2014. During the four months ended April 30, 2014, $182.6 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. Comparatively, during the year ended December 31, 2013, $759.2 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9 and CLO 10 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018 and December 2018 respectively.

        During February 2015, the Company called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. As described below in Note 9 to these consolidated financial statements, the Company used a pay-fixed, receive-variable interest rate swap to hedge interest rate risk associated with CLO 2006-1. In connection with the repayment of CLO 2006-1 notes, the related interest rate swap, with a contractual notional amount of $84.0 million, was terminated.

        CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the eight months ended December 31, 2014, $49.4 million of original CLO 2011-1 senior notes were repaid, while during the four months ended April 30, 2014, $39.4 million of original CLO 2011-1 senior notes were repaid. Comparatively, during the year ended December 31, 2013, $77.2 million of original CLO 2011-1 senior notes were repaid.

        On December 18, 2014, the Company closed CLO 10, a $415.6 million secured financing transaction maturing on December 15, 2025. The Company issued $368.0 million par amount of senior secured notes to unaffiliated investors, of which $343.0 million was floating rate with a weighted-average coupon of three-month LIBOR plus 2.09% and $25.0 million was fixed rate with a weighted-average coupon of 4.90%. The investments that are owned by CLO 10 collateralize the CLO 10 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

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

        During the eight months ended December 31, 2014, the Company issued $15.0 million par amount of CLO 2006-1 Class E notes for proceeds of $15.0 million and $37.5 million par amount of CLO 2007-1 Class E notes for proceeds of $37.6 million.

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

Credit Facilities

Senior Secured Credit Facility

        On November 30, 2012, the Company entered into a credit agreement for a three-year $150.0 million revolving credit facility, maturing on November 30, 2015 (the "2015 Facility"). The Company had the right to prepay loans under the 2015 Facility in whole or in part at any time. Loans under the 2015 Facility bore interest at a rate equal to, at the Company's option, LIBOR plus 2.25% per annum, or an alternate base rate plus 1.25% per annum. As of December 31, 2013, the Company had $75.0 million of borrowings outstanding under the 2015 Facility. In connection with the merger, the Company terminated the 2015 Facility on April 30, 2014, with all amounts outstanding repaid as of March 31, 2014.

Asset-Based Borrowing Facilities

        On May 20, 2014, the Company's five-year nonrecourse, asset-based revolving credit facility, maturing on November 5, 2015 (the "2015 Natural Resources Facility"), was adjusted and reduced to $75.0 million, that was subject to, among other things, the terms of a borrowing base derived from the

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BORROWINGS (Continued)

value of eligible specified oil and gas assets. The Company had the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bore interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contained customary covenants applicable to the Company. As of December 31, 2013, the Company had $50.3 million of borrowings outstanding under the 2015 Natural Resources Facility. On September 30, 2014, the 2015 Natural Resources Facility was terminated in connection with the Trinity transaction, with all amounts outstanding repaid as of September 30, 2014.

        On February 27, 2013, the Company entered into a separate credit agreement for a five-year $6.0 million non-recourse, asset-based revolving credit facility, maturing on February 27, 2018 (the "2018 Natural Resources Facility"), that was subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On May 15, 2014, the 2018 Natural Resources Facility was adjusted and increased to $68.5 million. The Company had the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bore interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contained customary covenants applicable to the Company. As of December 31, 2013, the Company had zero outstanding under the 2018 Natural Resources Facility. On July 1, 2014, the 2018 Natural Resources Facility was terminated in connection with the Company's distribution of certain natural resources assets to its Parent, with all amounts outstanding repaid as of July 1, 2014.

        As of the termination date for each of the respective credit facilities and December 31, 2013, the Company believed it was in compliance with the covenant requirements for its credit facilities.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. BORROWINGS (Continued)

Contractual Obligations

        The table below summarizes the Company's contractual obligations (excluding interest) under borrowing agreements as of December 31, 2014 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CLO 2005-1 notes	$192,384	$—	$192,384	$—	$—
CLO 2005-2 notes	242,928	—	242,928	—	—
CLO 2006-1 notes	166,841	—	—	166,841	—
CLO 2007-1 notes	2,530,600	—	—	—	2,530,600
CLO 2007-A notes	15,096	—	15,096	—	—
CLO 2011-1 debt	402,515	—	—	402,515	—
CLO 2012-1 notes	385,500	—	—	—	385,500
CLO 2013-1 notes	458,500	—	—	—	458,500
CLO 2013-2 notes	339,250	—	—	—	339,250
CLO 9 notes	478,750	—	—	—	478,750
CLO 10 notes	368,000	—	—	—	368,000
Senior notes	373,793	—	—	—	373,793
Junior subordinated notes	283,517	—	—	—	283,517

Total	$6,237,674	$—	$450,408	$569,356	$5,217,910

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

NOTE 9. DERIVATIVE INSTRUMENTS

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DERIVATIVE INSTRUMENTS (Continued)

        The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2014 and 2013 (amounts in thousands):

	As of December 31, 2014		As of December 31, 2013
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Cash Flow Hedges:
Interest rate swaps	$—	$—	$478,333	$(42,078)
Free-Standing Derivatives:
Interest rate swaps	426,000	(54,071)	—	—
Commodity swaps	—	—	—	1,493
Credit default swaps—protection purchased	—	—	(100,000)	(2,019)
Foreign exchange forward contracts	(442,181)	27,428	(320,380)	(25,258)
Foreign exchange options	—	—	129,900	8,941
Common stock warrants	—	—	—	945
Total rate of return swaps	—	(130)	—	(229)
Options	—	5,212	—	6,794

Total		$(21,561)		$(51,411)

Cash Flow Hedges

Interest Rate Swaps

        As described above in Note 2 to these consolidated financial statements, in connection with the Merger Transaction and as of the Effective Date, the Company discontinued hedge accounting for its cash flow hedges and records changes in the estimated fair value of the derivative instruments in the consolidated statements of operations. Accordingly, disclosures related to cash flow hedges pertain to the Predecessor Company.

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

        The following table presents the net gains (losses) recognized in other comprehensive loss related to derivatives in cash flow hedging relationships for the four months ended April 30, 2014 and years ended December 31, 2013 and 2012 (amounts in thousands):

	For the four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net gains (losses) recognized in other comprehensive loss on cash flow hedges	$(5,442)	$48,479	$10,169

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DERIVATIVE INSTRUMENTS (Continued)

        For all hedges where hedge accounting was applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges were performed at least quarterly. During the four months ended April 30, 2014 and years ended December 31, 2013 and 2012, the Company did not recognize any ineffectiveness in income on the consolidated statements of operations from its cash flow hedges.

        As of December 31, 2014, the Successor Company had interest rate swaps with a notional amount of $426.0 million, which were classified as free-standing derivatives, rather than cash flow hedges.

Free-Standing Derivatives

        Free-standing derivatives are derivatives that the Company has entered into in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include commodity derivatives, credit default swaps ("CDS") and foreign exchange contracts and options. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest on such notional amount plus any negative change in fair value amounts from such reference asset.

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

        As of December 31, 2014 and 2013, the Company had purchased protection with a notional amount of zero and $100.0 million, respectively. The Company sells or purchases protection to replicate fixed income securities and to complement the spot market when cash securities of the referenced entity of a particular maturity are not available or when the derivative alternative is less expensive compared to other purchasing alternatives. In addition, the Company may purchase protection to hedge economic exposure to declines in value of certain credit positions. The Company purchases its protection from banks and broker dealers, other financial institutions and other counterparties.

Foreign Exchange Derivatives

        The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DERIVATIVE INSTRUMENTS (Continued)

December 31, 2014 and 2013, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $442.2 million and $190.5 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Income (Loss)

        The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the consolidated statements of operations for the eight months ended December 31, 2014 and four months ended April 30, 2014 (amounts in thousands):

	Successor Company			Predecessor Company
	Eight months ended December 31, 2014			Four months ended April 30, 2014

	Realized gains (losses)	Unrealized gains (losses)		Realized gains (losses)	Unrealized gains (losses)
			Total			Total

Interest rate swaps	$—	$(6,890)	$(6,890)	$—	$—	$—
Commodity swaps	(962)	(698)	(1,660)	(2,515)	(5,856)	(8,371)
Credit default swaps(1)	—	—	—	(2,167)	1,986	(181)
Foreign exchange forward contracts and options(2)	(6,609)	(1,561)	(8,170)	(2,068)	2,784	716
Common stock warrants	1,237	(1,082)	155	—	137	137
Total rate of return swaps	(286)	(184)	(470)	(2,349)	284	(2,065)
Options	—	(1,472)	(1,472)	—	(19)	(19)

Net realized and unrealized gains (losses)	$(6,620)	$(11,887)	$(18,507)	$(9,099)	$(684)	$(9,783)

(1)
Includes related income and expense on the derivatives.

(2)
Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DERIVATIVE INSTRUMENTS (Continued)

        The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the consolidated statements of operations for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Predecessor Company
	Year ended December 31, 2013			Year ended December 31, 2012
	Realized gains (losses)(1)	Unrealized gains (losses)	Total	Realized gains (losses)(1)	Unrealized gains (losses)	Total
Commodity swaps	$1,296	$(5,562)	$(4,266)	$3,554	$721	$4,275
Credit default swaps	(4,408)	188	(4,220)	(6,079)	942	(5,137)
Foreign exchange forward contracts and options(2)	1,104	(2,096)	(992)	(503)	(2,544)	(3,047)
Common stock warrants	2,327	(1,503)	824	691	986	1,677
Total rate of return swaps	1,803	(229)	1,574	—	141	141
Options	(91)	333	242	—	—	—

Net realized and unrealized gains (losses)	$2,031	$(8,869)	$(6,838)	$(2,337)	$246	$(2,091)

(1)
Includes related income and expense on the derivatives.

(2)
Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

        The Company is not subject to a master netting arrangement and the Company's derivative instruments are presented on a gross basis on its consolidated balance sheets.

NOTE 10. COMMITMENTS & CONTINGENCIES

Commitments

        As part of its strategy of investing in corporate loans, the Company commits to purchase interests in primary market loan syndications, which obligate the Company, subject to certain conditions, to acquire a predetermined interest in such loans at a specified price on a to-be-determined settlement date. Consistent with standard industry practices, once the Company has been informed of the amount of its syndication allocation in a particular loan by the syndication agent, the Company bears the risks and benefits of changes in the fair value of the syndicated loan from that date forward. In addition, the Company also commits to purchase corporate loans in the secondary market that similar to the above, the Company bears the risks and benefits of changes in the fair value from the trade date forward. As of December 31, 2013, the Company had committed to purchase corporate loans with aggregate par amounts totaling $62.7 million. As described above in Note 2 to these consolidated financial statements, as of the Effective Date, the Company accounts for all corporate loans on trade date. As such, as of December 31, 2014, all corporate loans were included in the consolidated balance sheets. In addition, the Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of December 31, 2014 and 2013, the Company had unfunded financing commitments for corporate loans totaling $9.5 million and $17.4 million, respectively. The Company did not have any significant losses as of

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS & CONTINGENCIES (Continued)

December 31, 2014, nor does it expect any significant losses related to those assets for which it committed to purchase and fund.

        The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company's interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $162.0 million as of December 31, 2014 and $325.5 million as of December 31, 2013.

Guarantees

        As of December 31, 2014 and 2013, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $457.3 million and $231.7 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary "bad boy" acts. In connection with these investments, joint and several non-recourse "bad boy" guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. The Company does not expect any related losses. As of December 31, 2014 and 2013, the Company also had financial guarantees related to its natural resources investments totaling zero and $17.9 million, respectively, for which the Company did not expect any significant losses.

Contingencies

        From time to time, the Company is involved in various legal proceedings, lawsuits and claims incidental to the conduct of the Company's business. The Company's business is also subject to extensive regulation, which may result in regulatory proceedings against it. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage and the Company cannot predict with certainty the loss or range of loss that may be incurred. The Company has denied, or believes it has a meritorious defense and will deny liability in the significant cases pending against the Company. Based on current discussion and consultation with counsel, management believes that the resolution of these matters will not have a material impact on the Company's condensed consolidated financial statements.

        From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits were filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN's board of directors, KKR & Co., and certain of KKR & Co.'s affiliates in connection with KFN's entry into a merger agreement pursuant to which it would become a subsidiary of KKR & Co. The merger transaction was completed on April 30, 2014. The actions filed in California state court were consolidated, and prior to the filing or designation of an operative complaint for the consolidated action, the consolidated action was voluntarily dismissed without prejudice on December 1, 2014. The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed without prejudice on May 6, 2014.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. COMMITMENTS & CONTINGENCIES (Continued)

Two of the Delaware actions were voluntarily dismissed without prejudice, and the remaining Delaware actions were consolidated. On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014. On October 14, 2014, the Delaware Court of Chancery granted defendants' motions to dismiss with prejudice. On November 13, 2014, plaintiffs filed a notice of appeal in the Supreme Court of the State of Delaware and the appeal is currently pending.

        The consolidated complaint in the Delaware action alleges that the members of the KFN board of directors breached fiduciary duties owed to KFN shareholders by approving the proposed transaction for inadequate consideration; approving the proposed transaction in order to obtain benefits not equally shared by other KFN shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the KFN shareholders. The Delaware action also alleges variously that KKR & Co., and certain of KKR & Co.'s affiliates aided and abetted the alleged breaches of fiduciary duties and that KKR & Co. is a controlling shareholder of KFN by means of a management agreement between KFN and KKR Financial Advisors LLC, and KKR & Co. breached a fiduciary duty it allegedly owed to KFN shareholders by causing KFN to enter into the merger agreement. The relief sought in the Delaware action includes, among other things, declaratory relief concerning the alleged breaches of fiduciary duties, compensatory damages, attorneys' fees and costs and other relief.

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

Common Shares

        Pursuant to the merger agreement, on the date of the Merger Transaction (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by the Company's Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN's Non-Employee Directors' Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan. On January 2, 2015, these phantom shares were converted to KKR & Co. common units and cash. In addition, on June 27, 2014, the Company's board of directors approved a reverse stock split whereby the number of the Company's issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by the Parent. As such, disclosure related to common shares below pertains to the Predecessor Company.

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

        The following table summarizes the restricted common share transactions that occurred prior to the Merger Transaction:

	Manager	Directors	Total
Unvested shares as of December 31, 2011	240,845	145,676	386,521
Issued	258,303	43,557	301,860
Vested	(60,211)	(96,980)	(157,191)

Unvested shares as of December 31, 2012	438,937	92,253	531,190
Issued	292,009	39,288	331,297
Vested	(146,312)	(46,347)	(192,659)

Unvested shares as of December 31, 2013	584,634	85,194	669,828
Issued	—	—	—
Vested and cancelled	(243,648)	—	(243,648)

Unvested shares as of April 30, 2014	340,986	85,194	426,180

        The Company was required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $11.54 per share at April 30, 2014. The Company valued the unvested restricted common shares granted to the Manager at $12.19 and $10.56 per share at December 31, 2013 and 2012, respectively. There were $2.2 million of total unrecognized compensation costs related to unvested restricted common shares granted as of April 30, 2014. As of December 31, 2013 and 2012, there were $3.4 million and $2.9 million, respectively, of total unrecognized compensation costs related to unvested restricted common shares granted. These costs were expected to be recognized through 2016.

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

        As of April 30, 2014, December 31, 2013 and December 31, 2012, 1,932,279 common share options were fully vested and exercisable.

        For the four months ended April 30, 2014 and years ended December 31, 2013 and 2012, the components of share-based compensation expense were as follows (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Restricted shares granted to Manager	$690	$3,524	$2,270
Restricted shares granted to certain directors	328	1,035	932

Total share-based compensation expense	$1,018	$4,559	$3,202

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

        The following table summarizes the components of related party management compensation on the Company's consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Successor Company	Predecessor Company
	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
			For the year ended December 31, 2013	For the year ended December 31, 2012

Base management fees, net	$15,145	$5,253	$25,029	$28,244
CLO management fees	18,619	11,016	17,282	4,237
Incentive fees	—	12,882	22,741	37,588
Manager share-based compensation	—	690	3,524	2,270

Total related party management compensation	$33,764	$29,841	$68,576	$72,339

Base Management Fees

        The Company pays its Manager a base management fee quarterly in arrears. During 2014 and 2013, certain related party fees received by affiliates of the Manager were credited to the Company via an offset to the base management fee ("Fee Credits"). Specifically, as described in further detail under "CLO Management Fees" below, a portion of the CLO management fees received by an affiliate of the Manager for certain of the Company's CLOs were credited to the Company via an offset to the base management fee.

        In addition, during 2014 and 2013, the Company invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, the Manager agreed to reduce the Company's base management fee payable to the Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership. Separately, certain third-party expenses accrued and paid by the Company in the fourth quarter of 2013 in connection with the merger with KKR & Co. were used to reduce the Company's base management fees payable to the Manager in an amount equal to such third-party expenses.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS (Continued)

        The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company	Predecessor Company
	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
			For the year ended December 31, 2013	For the year ended December 31, 2012

Base management fees, gross	$25,883	$13,364	$39,065	$28,244
CLO management fees credit(1)	(9,968)	(8,111)	(10,042)	—
Other related party fees credit	(770)	—	(3,994)	—

Total base management fees, net	$15,145	$5,253	$25,029	$28,244

(1)
See "CLO Management Fees" for further discussion.

        The Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company's common share closing price on the NYSE was $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.9 million during the four months ended April 30, 2014, and $8.8 million of base management fees during each of the years ended December 31, 2013 and 2012.

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

Fees Waived

        The collateral manager waived CLO management fees totaling $4.2 million for CLO 2005-2 and CLO 2006-1 during the eight months ended December 31, 2014 and $1.6 million during the four months ended April 30, 2014. During the year ended December 31, 2013, the collateral manager waived CLO management fees totaling $19.7 million for all CLOs, except for CLO 2005- 1 and CLO 2012-1, and for partial periods for CLO 2007-1 and CLO 2007-A. During the year ended December 31, 2012, the collateral manager waived CLO management fees totaling $32.2 million for all CLOs, except for CLO 2005-1 and CLO 2012-1.

Fees Charged and Fee Credits

        The Company recorded management fees expense for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1 and CLO 2013-2 during the eight months ended December 31, 2014 and four months ended April 30, 2014. The Company recorded management fees expense for CLO 2005-1, CLO 2007-1, CLO 2007-A and CLO 2012-1 during the year ended December 31, 2013. The Company

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS (Continued)

recorded management fees expense for CLO 2005-1 and CLO 2012-1 during the year ended December 31, 2012.

        Beginning in June 2013, the Manager credited the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLO 2007-1, CLO 2007-A and CLO 2012-1 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these three CLOs (with the remaining subordinated notes held by third parties), the Company received a Fee Credit equal only to the Company's pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO's subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLO 2013-1 and CLO 2013-2 based on the Company's 100% ownership of the subordinated notes in the CLO.

        The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company	Predecessor Company
	For the eight months ended December 31, 2014	For the four months ended April 30, 2014
			For the year ended December 31, 2013	For the year ended December 31, 2012

Charged and retained CLO management fees(1)	$8,651	$2,905	$7,240	$4,237
CLO management fees credit	9,968	8,111	10,042	—

Total CLO management fees	$18,619	$11,016	$17,282	$4,237

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

Incentive Fees

        The Manager earned incentive fees totaling zero for the eight months ended December 31, 2014 and $12.9 million for the four months ended April 30, 2014. Incentive fees of $22.7 million and

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS (Continued)

$37.6 million were earned by the Manager during the years ended December 31, 2013 and 2012, respectively.

Manager Share-Based Compensation

        The Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.7 million for the four months ended April 30, 2014. In addition, the Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $3.5 million and $2.3 million for the years ended December 31, 2013 and 2012, respectively. Refer to Note 11 to these consolidated financial statements for further discussion on share-based compensation.

Reimbursable General and Administrative Expenses

        Certain general and administrative expenses are incurred by the Company's Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $3.0 million for the eight months ended December 31, 2014 and $2.8 million for the four months ended April 30, 2014. The Company incurred reimbursable general and administrative expenses to its Manager of $9.8 million and $10.2 million for the years ended December 31, 2013 and 2012, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors' expenses on the consolidated statements of operations.

Contributions and Distributions

        During the eight months ended December 31, 2014, certain assets and cash were contributed from and distributed to the Parent. The table below summarizes the estimated fair value of certain contributions and distributions at the time of transfer, which may differ from the carrying value of assets transferred (amounts in thousands):

Eight months ended December 31, 2014
Cash	$235,759
Securities	116,526
Loans	16,049
Equity investments, at estimated fair value	38,346
Interests in joint ventures and partnerships	67,310
Other	854

Total contributions from Parent	$474,844

Cash	$192,037
Equity investments, at estimated fair value	101,042
Oil and gas properties, net	179,203

Total distributions to Parent	$472,282

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS (Continued)

Affiliated Investments

        The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of December 31, 2014, the aggregate par amount of these affiliated investments totaled $1.7 billion, or approximately 20% of the total investment portfolio, and consisted of 19 issuers. The total $1.7 billion in affiliated investments was comprised of $1.6 billion of corporate loans, $9.5 million of corporate debt securities and $13.6 million of equity investments, at estimated fair value. As of December 31, 2013, the aggregate par amount of these affiliated investments totaled $2.1 billion, or approximately 27% of the total investment portfolio, and consisted of 28 issuers. The total $2.1 billion in affiliated investments was comprised of $1.9 billion of corporate loans, $52.8 million of corporate debt securities and $84.5 million of equity investments, at estimated fair value.

        In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of December 31, 2014, the estimated fair value of these interests in joint ventures and partnerships totaled $618.6 million. As of December 31, 2013, the aggregate cost amount of these interests in joint ventures and partnerships totaled $400.3 million.

NOTE 13. INCOME TAXES

        The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership, and not as an association or publicly traded partnership taxable as a corporation. As such, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes.

        The Company owns both REIT and domestic taxable corporate subsidiaries. The Company's REIT subsidiaries are not expected to incur federal tax expense, but are subject to limited state income tax expense related to the 2014 tax year. The domestic taxable corporate subsidiaries taxed as regular corporations under the Code are expected to incur federal and state tax expense related to the 2014 tax year. The income tax expense (benefit) for the four months ended April 30, 2014, eight months ended December 31, 2014 and years ended December 31, 2013 and 2012 consisted of the following components (amounts in thousands):

	Successor Company	Predecessor Company

	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012

Current:
Federal income tax	$(63)	$(4,304)	$2,988	$3,514
State income tax	126	137	480	759

Total	63	(4,167)	3,468	4,273

Deferred:
Federal income tax	343	4,329	(3,001)	(6,221)
State income tax	78	—	—	(1,519)

Total	421	4,329	(3,001)	(7,740)

Total income tax expense (benefit)	$484	$162	$467	$(3,467)

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. INCOME TAXES (Continued)

        The tax provision for domestic taxable corporate subsidiaries taxed as regular corporations was based on a combined federal and state income tax rate of 39.81% at December 31, 2014, 41.50% at December 31, 2013 and 39.55% at December 31, 2012. The tax rate is equivalent to the combined federal statutory income tax rate and the state statutory income tax rate, net of federal benefit.

        The following table presents a reconciliation of income before taxes at the statutory rate to the effective tax expense (benefit) for the eight months ended December 31, 2014, four months ended April 30, 2014, and each of the years ended December 31, 2013 and 2012 (amounts in thousands):

	Successor Company	Predecessor Company

	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012

Income before taxes at statutory rate	$(76,561)	$37,150	$102,794	$120,667
Income passed through to shareholders	83,098	(34,377)	(93,260)	(118,983)
REIT income not subject to tax	(6,072)	(2,773)	(9,141)	(4,681)
State and local income taxes, net of federal benefit	82	88	(464)	(414)
Withholding taxes	21	25	172	72
Other	(84)	49	366	(128)

Effective tax expense (benefit)	$484	$162	$467	$(3,467)

        Deferred tax assets are recognized if, in management's judgment, their realizability is determined to be more likely than not. If a deferred tax asset is determined to be unrealizable, a valuation allowance is established. The significant components of deferred tax assets and liabilities are reflected in the following table as of December 31, 2014 and 2013 (amounts in thousands):

	As of December 31, 2014	As of December 31, 2013
Deferred tax assets:
Unrealized losses from investments in domestic corporate subsidiaries	$—	$4,329

Total deferred tax assets		4,329
Deferred tax liabilities:
Unrealized gains from investments in domestic corporate subsidiaries	$421	—

Total deferred tax liabilities	421	—

Net deferred tax assets (liabilities)	$(421)	$4,329

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

        As described above in Note 2 to these consolidated financial statements, as of the Effective Date, the Successor Company accounts for its investments, as well as its collateralized loan obligation secured notes at estimated fair value. Comparatively, the Predecessor Company accounted for certain of its corporate loans and its collateralized loan obligation secured notes at amortized cost.

        The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company's financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of December 31, 2014 (amounts in thousands):

	Successor Company
	As of December 31, 2014		Fair Value Hierarchy
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying Amount	Estimated Fair Value
Assets:
Cash, restricted cash, and cash equivalents	$610,912	$610,912	$610,912	$—	$—
Liabilities:
Senior notes	414,524	413,215	413,215	—	—
Junior subordinated notes	246,907	228,087	—	—	228,087

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company's financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of December 31, 2013 (amounts in thousands):

	Predecessor Company
	As of December 31, 2013		Fair Value Hierarchy
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying Amount	Estimated Fair Value
Assets:
Cash, restricted cash, and cash equivalents	$507,552	$507,552	$507,552	$—	$—
Corporate loans, net of allowance for loan losses of $224,999 as of December 31, 2013(1)	5,949,492	6,051,641	—	5,691,988	359,653
Corporate loans held for sale(1)	279,748	281,278	—	267,169	14,109
Private equity investments, at cost(2)	405	4,496	—	—	4,496
Other assets	5,763	5,513	—	5,513	—
Liabilities:
Collateralized loan obligation secured debt	$5,249,383	$5,179,207	$—	$—	$5,179,207
Credit facilities	125,289	125,289	—	—	125,289
Senior notes	362,276	393,772	393,772	—	—
Junior subordinated notes	283,517	247,416	—	—	247,416

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements

        The following table presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Successor Company
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets:
Securities:
Corporate debt securities	$—	$266,387	$317,034	$583,421
Residential mortgage-backed securities	—	—	55,184	55,184

Total securities	—	266,387	372,218	638,605
Corporate loans	—	6,159,487	347,077	6,506,564
Equity investments, at estimated fair value	25,692	73,967	81,719	181,378
Interests in joint ventures and partnerships	—	—	718,772	718,772
Other assets	—	4,645	—	4,645
Derivatives:
Foreign exchange forward contracts	—	28,354	—	28,354
Options	—	—	5,212	5,212

Total derivatives	—	28,354	5,212	33,566

Total	$25,692	$6,532,840	$1,524,998	$8,083,530

Liabilities:
Collateralized loan obligation secured notes	$—	$—	$5,501,099	$5,501,099
Derivatives:
Interest rate swaps	—	54,071	—	54,071
Foreign exchange forward contracts	—	926	—	926
Total rate of return swaps	—	130	—	130

Total derivatives	—	55,127	—	55,127

Total	$—	$55,127	$5,501,099	$5,556,226

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

        Whenever events or changes in circumstances indicate that the carrying amounts of the Company's oil and gas properties may not be recoverable, the Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field-by-field basis. For the year ended December 31, 2013, the Company recorded impairment charges totaling $10.4 million to write down certain of its oil and natural gas properties with a carrying amount of $16.1 million to an estimated fair value of $5.7 million.

Level 3 Fair Value Rollforward

        The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Level 3 inputs to determine fair value, for the eight months ended December 31, 2014 (amounts in thousands):

	Successor Company
	Assets							Liabilities
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Options	Collateralized Loan Obligation Secured Notes
Beginning balance as of May 1, 2014	$156,500	$59,623	$294,218	$157,765	$472,467	$8,854	$6,684	$5,663,665
Total gains or losses (for the period):
Included in earnings(1)	(16,973)	4,981	(15,346)	(2,005)	(102,158)	(8,854)	(1,472)	(4,123)
Transfers into Level 3(2)	—	—	66,250	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	(1,230)	—	—	—	—
Purchases	83,402	—	2,588	—	90,566	—	—	885,983
Sales	(26,433)	—	(2,912)	(17,535)	(13,795)	—	—	—
Settlements	120,538	(9,420)	2,279	(55,276)	271,692	—	—	(1,044,426)

Ending balance as of December 31, 2014	$317,034	$55,184	$347,077	$81,719	$718,772	$—	$5,212	$5,501,099

Change in unrealized gains or losses for the eight months ended December 31, 2014 included in earnings for assets held at the end of the reporting period(1)	$(16,787)	$386	$(15,305)	$(791)	$(106,215)	$—	$(1,472)	$(4,393)

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the consolidated statements of operations. Amounts for collateralized loan obligation secured notes, which represent liabilities measured at fair value, are included in net realized and unrealized gain (loss) on debt in the consolidated statements of operations.

(2)
Corporate loans were transferred into Level 3 because observable market data was no longer available.

(3)
Equity investments, at estimated fair value were transferred out of Level 3 because observable market data became available.

        Certain interests in joint ventures and partnerships were transferred from Level 1 to Level 2 during the eight months ended December 31, 2014 due to illiquid market conditions.

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

        There were no transfers between Level 1 and Level 2 during the four months ended April 30, 2014.

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

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

        The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2014 (dollar amounts in thousands):

Successor Company
	Balance as of December 31, 2014	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$317,034	Yield analysis	Yield	17%	3% - 19%	Decrease
			Net leverage	6x	5x - 12x	Decrease
			EBITDA multiple	7x	4x - 11x	Increase
			Discount margin	905bps	625bps - 1100bps	Decrease
		Broker quotes	Offered quotes	101	101	Increase
Residential mortgage—backed	$55,184	Discounted cash flows	Probability of default	8%	0% - 21%	Decrease
securities			Loss severity	26%	12% - 45%	Decrease
			Constant prepayment rate	12%	4% - 19%	(5)
Corporate loans	$347,077	Yield Analysis	Yield	12%	3% - 21%	Decrease
			Net leverage	6x	1x - 13x	Decrease
			EBITDA multiple	9x	5x - 12x	Increase

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Successor Company
	Balance as of December 31, 2014	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Equity investments, at estimated fair value(6)	$81,719	Inputs to both market comparables and	Weight ascribed to market comparables	97%	0% - 100%	(7)
		discounted cash flow	Weight ascribed to	83%	0% - 100%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA multiple	4x	1x - 12x	Increase
			Forward EBITDA multiple	7x	4x - 11x	Increase
		Discounted cash flows	Weighted average cost of capital	13%	9% - 16%	Decrease
			LTM EBITDA exit multiple	8x	5x - 10x	Increase
Interests in joint ventures and partnerships(9)	$718,772	Inputs to both market comparables and	Weight ascribed to market comparables	54%	0% - 100%	(7)
		discounted cash flow	Weight ascribed to	79%	0% - 100%	(8)
			discounted cash flows
		Market comparables	Current capitalization rate	7%	4% - 15%	Decrease
			LTM EBITDA multiple	11x	10x - 13x	Increase
			Control Premium	15%	15%	Increase
		Discounted cash flows	Weighted average cost of capital	12%	7% - 20%	Decrease
			Average price per BOE(10)	$30.16	$21.46 - $35.67	Increase
Options(11)	$5,212	Inputs to both market comparables and	Weight ascribed to market comparables	50%	50%	(7)
		discounted cash flow	Weight ascribed to	50%	50%	(8)
			discounted cash flows
		Market comparables	LTM EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	14%	14%	Decrease
			LTM EBITDA exit multiple	11x	11x	Increase
Liabilities:
Collateralized loan obligation secured notes	$5,501,099	Yield analysis	Discount margin	255bps	95bps - 1000bps	Decrease
		Discounted cash flows	Probability of default	3%	2% - 3%	Decrease
			Loss severity	32%	30% - 37%	Decrease

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

  the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the $81.7 million, $9.5 million was valued solely using a discounted cash flow technique, while $67.4 million was valued solely using a market comparables technique.

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

(9)
Inputs exclude an asset that was valued using an independent third party valuation firm. Of the $718.8 million, $207.6 million was valued solely using a discounted cash flow technique, while $20.4 million was valued solely using a market comparables technique.

(10)
Natural resources assets with an estimated fair value of $176.4 million as of December 31, 2014 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent ("BOE") is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 23% liquids and 77% natural gas.

(11)
The entire $5.2 million was valued using 50% a discount cash flow technique and 50% a market comparables technique.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SEGMENT REPORTING

        Operating segments are defined as components of a company that engage in business activities that may earn revenues and incur expenses for which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through the following reportable segments: credit ("Credit"), natural resources ("Natural Resources") and other ("Other") segments.

        The Company's reportable segments are differentiated primarily by their investment focuses. The Credit segment consists primarily of below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, private and public equity investments, and distressed and stressed debt securities. The Natural Resources segment consists of non-operated working and overriding royalty interests in oil and natural gas properties, as well as interests in joint ventures and partnerships focused on the oil and gas sector. The Other segment includes all other portfolio holdings, consisting solely of commercial real estate. The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SEGMENT REPORTING (Continued)

        The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the consolidated statements of operations for the eight months ended December 31, 2014 (amounts in thousands):

	Successor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	For the eight months ended December 31, 2014	For the eight months ended December 31, 2014	For the eight months ended December 31, 2014	For the eight months ended December 31, 2014	For the eight months ended December 31, 2014
Total revenues	$279,639	$57,616	$13,090	$—	$350,345
Total investment costs and expenses	142,204	38,117	815	—	181,136
Total other income (loss)	(241,035)	(115,141)	11,794	—	(344,382)
Total other expenses	40,703	2,219	476	174	43,572
Income tax expense (benefit)	49	—	435	—	484

Net income (loss)	$(144,352)	$(97,861)	$23,158	$(174)	$(219,229)

Net income (loss) attributable to noncontrolling interests	(1,797)	(4,159)	—	—	(5,956)

Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(142,555)	$(93,702)	$23,158	$(174)	$(213,273)

(1)
Consists of insurance and directors' expenses which are not allocated to individual segments.

        The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the consolidated statements of operations for the four months ended April 30, 2014 (amounts in thousands):

	Predecessor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014
Total revenues	$134,255	$61,782	$21,205	$—	$217,242
Total investment costs and expenses	62,485	38,915	425	—	101,825
Total other income (loss)	76,046	(8,123)	(11,589)	—	56,334
Total other expenses	23,121	1,633	230	40,625	65,609
Income tax expense (benefit)	146	—	16	—	162

Net income (loss)	$124,549	$13,111	$8,945	$(40,625)	$105,980

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SEGMENT REPORTING (Continued)

        The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the consolidated statements of operations for the years ended December 31, 2013 and 2012 (amounts in thousands):

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
For the years ended	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Total revenues	$425,209	$490,861	$119,178	$64,535	$1,519	$77	$—	$—	$545,906	$555,473
Total investment costs and expenses	218,600	257,269	86,174	60,668	931	438	—	—	305,705	318,375
Total other income (loss)	171,006	199,723	(13,642)	1,881	13,576	4,663	(20,015)	(445)	150,925	205,822
Total other expenses	60,870	48,640	4,835	5,111	606	217	31,118	44,189	97,429	98,157
Income tax expense (benefit)	450	(3,468)	—	—	17	1	—	—	467	(3,467)

Net income (loss)	$316,295	$388,143	$14,527	$637	$13,541	$4,084	$(51,133)	$(44,634)	$293,230	$348,230

(1)
Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of $20.0 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively and (ii) other expenses comprised of incentive fees of $22.7 million and $37.6 million for the years ended December 31, 2013 and 2012, respectively. The remaining reconciling items include insurance expenses, directors' expenses and share-based compensation expense.

        The following table shows total assets of reportable segments reconciled to amounts reflected in the consolidated balance sheets as of December 31, 2014 and 2013 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Total assets	$8,438,227	$8,020,353	$300,281	$505,029	$213,006	$190,946	$111	$870	$8,951,625	$8,717,198

(1)
Total consolidated assets as of December 31, 2014 include $100.2 million of noncontrolling interests, of which $62.7 million is related to the Credit segment and $37.4 million is related to the Natural Resources segment.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. EARNINGS PER COMMON SHARE

        Earnings per common share is not provided for the eight months ended December 31, 2014 as the Company is now a subsidiary of KKR Fund Holdings, which owns 100 common shares of the Company constituting all of the Company's outstanding common shares. The following table presents a reconciliation of basic and diluted net income (loss) per common share for the Predecessor Company (amounts in thousands, except per share information):

	Predecessor Company
	Four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012
Net income (loss)	$105,980	$293,230	$348,230
Less: Preferred share distributions	6,891	27,411	—

Net income (loss) available to common shares	$99,089	$265,819	$348,230
Less: Dividends and undistributed earnings allocated to participating securities	292	904	1,116

Net income (loss) allocated to common shares	$98,797	$264,915	$347,114

Effect of dilutive securities:
Interest on convertible senior notes	—	—	3,234

Net income (loss) allocated to common shares for diluted earnings per share	$98,797	$264,915	$350,348

Basic:
Basic weighted average common shares outstanding	204,276	202,411	177,838

Net income (loss) per common share	$0.48	$1.31	$1.95

Diluted:
Basic weighted average common shares outstanding	204,276	202,411	177,838
Dilutive effect of convertible senior notes(1)	—	—	9,585

Diluted weighted average common shares outstanding(2)	204,276	202,411	187,423

Net income (loss) per common share	$0.48	$1.31	$1.87

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE LOSS

        In connection with the Merger Transaction, accumulated other comprehensive loss is not provided for the eight months ended December 31, 2014, as changes in the estimated fair value of all securities and cash flow hedges are recorded in the consolidated statements of operations, within net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on derivatives and foreign exchange, respectively. The components of changes in accumulated other comprehensive loss for the Predecessor Company were as follows (amounts in thousands):

	Predecessor Company
	Four months ended April 30, 2014(1)
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

(2)
Includes an impairment charge of $4.4 million for investments which were determined to be other-than-temporary for the four months ended April 30, 2014. These reclassified amounts are included in net realized and unrealized gain (loss) on investments on the consolidated statements of operations.

	Predecessor Company
	Year ended December 31, 2013(1)			Year ended December 31, 2012(1)
	Net unrealized gains on available- for-sale securities	Net unrealized losses on cash flow hedges	Total	Net unrealized gains on available- for-sale securities		Net unrealized losses on cash flow hedges	Total
Beginning balance	$17,472	$(87,698)	$(70,226)		$62,248	$(97,867)	$(35,619)
Other comprehensive income (loss) before reclassifications	(9,668)	48,479	38,811		48,358	10,169	58,527
Amounts reclassified from accumulated other comprehensive loss(2)	15,763	—	15,763		(93,134)	—	(93,134)

Net current-period other comprehensive income (loss)	6,095	48,479	54,574		(44,776)	10,169	(34,607)

Ending balance	$23,567	$(39,219)	$(15,652)	$	q17,472	$(87,698)	$(70,226)

(1)
The Company's gross and net of tax amounts are the same.

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. ACCUMULATED OTHER COMPREHENSIVE LOSS (Continued)

(2)
Includes impairment charges of $19.5 million and $8.4 million for investments which were determined to be other-than- temporary for the years ended December 31, 2013 and 2012, respectively. These reclassified amounts are included in net realized and unrealized gain (loss) on investments on the consolidated statements of operations.

NOTE 18. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)

        The following is a presentation of the results of operations for the years ended December 31, 2014 and 2013:

	Successor Company			Predecessor Company
	2014			2014

(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Two months ended June 30	One month ended April 30	First Quarter
Total revenues	$131,276	$124,756	$94,313	$76,652	$140,590
Total investment costs and expenses	64,132	61,340	55,664	28,055	73,770
Total other income (loss)	(239,584)	(125,685)	20,887	(16,506)	72,840
Total other expenses	14,310	14,898	14,364	34,151	31,458

Income (loss) before income taxes	(186,750)	(77,167)	45,172	(2,060)	108,202
Income tax expense (benefit)	422	34	28	143	19

Net income (loss)	(187,172)	(77,201)	45,144	(2,203)	108,183

Net income (loss) attributable to non-controlling interests	(6,772)	816	—	—	—

Net income (loss) attributable to KKR Financial Holdings LLC and subsidiaries	(180,400)	(78,017)	45,144	(2,203)	108,183
Preferred share distributions	6,891	6,891	6,891	—	6,891

Net income (loss) available to common shares	$(187,291)	$(84,908)	$38,253	$(2,203)	$101,292

Net income (loss) per common share:
Basic	N/A	N/A	N/A	$(0.01)	$0.49
Diluted	N/A	N/A	N/A	$(0.01)	$0.49
Weighted average number of common shares outstanding:
Basic	N/A	N/A	N/A	204,398	204,236
Diluted	N/A	N/A	N/A	204,398	204,236

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED) (Continued)

	Predecessor Company
	2013
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$139,510	$128,702	$137,244	$140,450
Total investment costs and expenses	81,586	77,877	65,193	81,049
Total other income (loss)	33,244	6,226	37,235	74,220
Total other expenses	22,259	17,147	23,196	34,827

Income (loss) before income taxes	68,909	39,904	86,090	98,794
Income tax expense (benefit)	33	18	(42)	458

Net income (loss)	$68,876	$39,886	$86,132	$98,336

Preferred share distributions	6,891	6,891	6,891	6,738

Net income (loss) available to common shares	$61,985	$32,995	$79,241	$91,598

Net income (loss) per common share:
Basic(1)	$0.30	$0.16	$0.39	$0.46
Diluted(1)	$0.30	$0.16	$0.39	$0.46
Weighted average number of common shares outstanding:
Basic	204,154	204,134	204,108	197,153
Diluted	204,154	204,134	204,108	197,153

(1)
Summation of the quarters' earnings per share may not equal the annual amounts due to the averaging effect of the number of shares and share equivalents throughout the year.

NOTE 19. SUBSEQUENT EVENTS

        On March 26, 2015, the Company's board of directors declared a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution is payable on April 15, 2015 to preferred shareholders as of the close of business on April 8, 2015.

        On February 26, 2015, the Company's board of directors declared a cash distribution for the quarter ended December 31, 2014 on its common shares totaling $55.2 million, or $551,627 per common share. The distribution was paid on February 27, 2015 to common shareholders of record as of the close of business on February 26, 2015.

        On February 25, 2015, Michael R. McFerran provided notice of his resignation from the board of directors and its executive committee and as Chief Financial Officer and Chief Operating Officer of the Company, effective February 27, 2015. The board of directors elected Thomas N. Murphy to succeed Mr. McFerran as Chief Financial Officer and Treasurer of the Company and appointed Jeffrey B. Van Horn as a member of the board of directors and its executive committee and as Chief Operating Officer of the Company, in each case effective February 27, 2015.

        On December 22, 2014, the Company's board of directors declared a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on January 15, 2015 to preferred shareholders as of the close of business on January 8, 2015.