Form 10-Q
period 2015-03-31
KKR Financial Holdings LLC
filed 2015-05-14
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

The number of shares of the registrant’s common shares outstanding as of May 7, 2015 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$242,557	$163,405
Restricted cash and cash equivalents	506,036	447,507
Securities, at estimated fair value	592,270	638,605
Corporate loans, at estimated fair value	6,031,524	6,506,564
Equity investments, at estimated fair value ($86,047 and $61,543 pledged as collateral as of March 31, 2015 and December 31, 2014, respectively)	201,593	181,378
Oil and gas properties, net	119,272	120,274
Interests in joint ventures and partnerships, at estimated fair value	719,290	718,772
Derivative assets	72,867	33,566
Interest and principal receivable	67,226	54,598
Receivable for investments sold	129,833	57,306
Other assets	44,696	29,650
Total assets	$8,727,164	$8,951,625
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$5,255,834	$5,501,099
Collateralized loan obligation warehouse facility	50,000	—
Senior notes	414,152	414,524
Junior subordinated notes	247,320	246,907
Payable for investments purchased	253,701	206,221
Accounts payable, accrued expenses and other liabilities	36,105	14,893
Accrued interest payable	27,298	19,402
Related party payable	7,538	5,404
Derivative liabilities	55,562	55,127
Total liabilities	6,347,510	6,463,577
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both March 31, 2015 and December 31, 2014	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both March 31, 2015 and December 31, 2014	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(480,588)	(376,182)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	2,283,473	2,387,879
Noncontrolling interests	96,181	100,169
Total equity	2,379,654	2,488,048
Total liabilities and equity	$8,727,164	$8,951,625

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	Successor Company	Predecessor Company
	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Revenues
Loan interest income	$75,328	$84,294
Securities interest income	15,591	9,601
Oil and gas revenue	2,828	44,028
Other	4,039	2,667
Total revenues	97,786	140,590
Investment costs and expenses
Interest expense	55,845	47,245
Oil and gas production costs	(48)	10,834
Oil and gas depreciation, depletion and amortization	1,002	15,542
Other	854	149
Total investment costs and expenses	57,653	73,770
Other income (loss)
Net realized and unrealized gain (loss) on investments	19,899	77,764
Net realized and unrealized gain (loss) on derivatives and foreign exchange	(9,100)	(8,370)
Net realized and unrealized gain (loss) on debt	(83,816)	—
Other income (loss)	3,853	3,446
Total other income (loss)	(69,164)	72,840
Other expenses
Related party management compensation	10,220	25,617
General, administrative and directors' expenses	5,812	3,903
Professional services	1,136	1,938
Total other expenses	17,168	31,458
Income (loss) before income taxes	(46,199)	108,202
Income tax expense (benefit)	347	19
Net income (loss)	$(46,546)	$108,183
Net income (loss) attributable to noncontrolling interests	(6,071)	—
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	(40,475)	108,183
Preferred share distributions	6,891	6,891
Net income (loss) available to common shares	$(47,366)	$101,292
Net income (loss) per common share:
Basic	N/A	$0.49
Diluted	N/A	$0.49
Weighted-average number of common shares outstanding:
Basic	N/A	204,236
Diluted	N/A	204,236

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	Successor Company	Predecessor Company
	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Net income (loss)	$(46,546)	$108,183
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	(1,889)
Unrealized gains (losses) on cash flow hedges	—	(3,831)
Total other comprehensive income (loss)	—	(5,720)
Comprehensive income (loss)	$(46,546)	$102,463
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(46,546)	$102,463

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share information)

	Successor Company
	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2015	14,950,000	$378,983	100	$2,385,078	$(376,182)	$100,169	$2,488,048
Cumulative effect adjustment from adoption of accounting guidance	—	—	—	—	(1,877)	—	(1,877)
Contribution of assets of previously unconsolidated entities	—	—	—	—	—	2,083	2,083
Net income (loss)	—	—	—	—	(40,475)	(6,071)	(46,546)
Distributions declared on preferred shares	—	—	—	—	(6,891)	—	(6,891)
Distributions to Parent	—	—	—	—	(55,163)	—	(55,163)
Balance at March 31, 2015	14,950,000	$378,983	100	$2,385,078	$(480,588)	$96,181	$2,379,654

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Successor Company	Predecessor Company
	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Cash flows from operating activities
Net income (loss)	$(46,546)	$108,183
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	9,100	8,370
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(6,071)	—
Write-off of debt issuance costs	—	296
Lower of cost or estimated fair value adjustment on corporate loans held for sale	—	(8,351)
Impairment charges	—	2,928
Share-based compensation	—	841
Net realized and unrealized (gain) loss on investments	(13,828)	(72,341)
Depreciation and net amortization	5,707	12,324
Net realized and unrealized (gain) loss on debt	83,816	—
Changes in assets and liabilities:
Interest receivable	10,695	(3,609)
Other assets	(29,189)	(7,245)
Related party payable	2,134	12,444
Accounts payable, accrued expenses and other liabilities	25,160	(14,781)
Accrued interest payable	7,896	(1,677)
Net cash provided by (used in) operating activities	48,874	37,382
Cash flows from investing activities
Principal payments from corporate loans	233,002	606,835
Principal payments from securities	3,191	20,197
Proceeds from sales of corporate loans	550,568	15,235
Proceeds from sales of securities	38,262	14,602
Proceeds from equity and other investments	6,142	42,464
Purchases of corporate loans	(352,743)	(403,502)
Purchases of securities	—	(62,211)
Purchases of equity and other investments	(35,407)	(81,458)
Net change in proceeds, purchases, and settlements of derivatives	(5,960)	(5,993)
Net change in restricted cash and cash equivalents	(58,529)	(485,275)
Net cash provided by (used in) investing activities	378,526	(339,106)
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	—	515,354
Retirement of collateralized loan obligation secured notes	(338,197)	(54,449)
Proceeds of collateralized loan obligation warehouse facility	50,000	—
Repayment of credit facilities	—	(75,400)
Distributions on common shares	(55,163)	(45,061)
Distributions on preferred shares	(6,891)	(6,891)
Capital contributions noncontrolling interests	2,083	—
Other capitalized costs	(80)	(3,923)
Net cash (used in) provided by financing activities	(348,248)	329,630
Net increase (decrease) in cash and cash equivalents	79,152	27,906
Cash and cash equivalents at beginning of period	163,405	157,167
Cash and cash equivalents at end of period	$242,557	$185,073
Supplemental cash flow information
Cash paid for interest	$36,364	$40,542
Net cash paid (refunded) for income taxes	$12	$23
Non-cash investing and financing activities
Preferred share distributions declared, not yet paid	$6,891	$—
Loans transferred from held for investment to held for sale	$—	$238,115

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
The majority of the Company’s holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on‑balance sheet securitizations and are used as long term financing for the Company’s investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and the Company owns the majority of the subordinated notes in the CLO transactions. The Company executes its core business strategy through its majority‑owned subsidiaries, including CLOs.
The Manager, a wholly‑owned subsidiary of KKR Credit Advisors (US) LLC, manages the Company pursuant to an amended and restated management agreement (as amended the “Management Agreement”). KKR Credit Advisors (US) LLC is a wholly‑owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), which is a subsidiary of KKR & Co. L.P. (“KKR & Co.”).
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and entities established to complete secured financing transactions that are considered to be variable interest entities (“VIEs”) and for which the Company is the primary beneficiary. Also included in the condensed consolidated financial statements are the financial results of certain entities, which are not considered VIEs, but in which the Company is presumed to have control. The ownership interests held by third parties are reflected as noncontrolling interests in the accompanying financial statements.
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
In addition to the new accounting basis established for assets and liabilities, purchase accounting also required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss to be recognized within the Company’s equity section of the Company’s condensed consolidated financial statements. Accordingly, the Company’s accumulated deficit at March 31, 2015 and December 31, 2014 represents only the results of operations subsequent to April 30, 2014, the date of the Merger Transaction.
For the following assets not carried at fair value, as presented under the Predecessor Company, the Company adopted the fair value option of accounting as of the Effective Date: (i) corporate loans held for investment at amortized cost, net of an allowance for loan losses, (ii) corporate loans held for sale at lower of cost or estimated fair value and (iii) certain other investments at cost. In addition, the Company elected the fair value option of accounting for its CLO secured notes. As such, the accounting policies followed by the Company in the preparation of its condensed consolidated financial statements for the Successor period present all financial assets and CLO secured notes at estimated fair value. The initial fair value presentation was a result of the push down basis of accounting, while the prospective fair value presentation was for the primary purpose of reporting values more closely aligned with KKR & Co.’s method of accounting.
In August 2014, the Financial Accounting Standards Board ("FASB") amended existing standards to provide an entity that consolidates a collateralized financing entity (“CFE”) that had elected the fair value option for the financial assets and financial liabilities of such CFE, an alternative to current fair value measurement guidance. In accordance with this guidance, beginning January 1, 2015, the Company elected to measure the financial liabilities of its consolidated CLOs using the fair value of the financial assets of its consolidated CLOs, which was determined to be more observable. Refer to "Borrowings" below for further discussion. The Company applied the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2015 totaling $1.9 million.
Unrealized gains and losses for the financial assets and liabilities carried at estimated fair value are reported in net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on debt, respectively, in the condensed consolidated statements of operations. Unrealized gains or losses primarily reflect the change in instrument values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. For the Successor period, upon the sale of a corporate loan or debt security, the net realized gain or loss is computed using the specific identification method. Comparatively, for the Predecessor period, the realized net gain or loss was computed on a weighted average cost basis.
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

Consolidation

KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”), KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”), KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑ 1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”), KKR Financial CLO 2012‑ 1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO

2013‑1”), KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”) and KKR CLO 10, Ltd. (“CLO 10”) (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. During February 2015, the Company called KKR Financial CLO 2006-1, Ltd ("CLO 2006-1") and repaid all senior and mezzanine notes outstanding. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.
The Company finances the majority of its corporate debt investments through its CLOs. As of March 31, 2015, the Company’s CLOs held $6.0 billion par amount, or $5.8 billion estimated fair value, of corporate debt investments. As of December 31, 2014, the Company's CLOs held $6.9 billion par amount, or $6.5 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of March 31, 2015 and December 31, 2014, the aggregate par amount of CLO debt totaled $5.2 billion and $5.5 billion, respectively, held by unaffiliated third parties.

The Company consolidates all non‑VIEs in which it holds a greater than 50 percent voting interest. Specifically, the Company consolidates majority owned entities for which the Company is presumed to have control. The ownership interests of these entities held by third parties are reflected as noncontrolling interests in the accompanying financial statements. The Company began consolidating a majority of these non‑VIE entities as a result of the asset contributions from its Parent during the second half of 2014. For certain of these entities, the Company previously held a percentage ownership, but following the incremental contributions from its Parent, were presumed to have control.

In addition, the Company has noncontrolling interests in joint ventures and partnerships that do not qualify as VIEs and do not meet the control requirements for consolidation as defined by GAAP.
All inter‑company balances and transactions have been eliminated in consolidation.
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

Many financial assets and liabilities have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial assets and liabilities whose inputs are based on bid‑ask prices, the Company does not require that fair value always be a predetermined point in the bid‑ask range. The Company’s policy is to allow for mid‑market pricing and adjusting to the point within the bid‑ask range that meets the Company’s best estimate of fair value.
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
Equity and Interests in Joint Ventures and Partnerships, at Estimated Fair Value: Equity and interests in joint ventures and partnerships, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Interests in joint ventures and partnerships include certain equity investments related to the oil and gas, commercial real estate and specialty lending sectors. Valuation models are generally based on market comparables and discounted cash flow approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach, which incorporates significant assumptions and judgment, include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization (“EBITDA”) exit multiples. Natural resources investments are generally valued using a discounted cash flow analysis. Key inputs used in this methodology that require estimates include the weighted average cost of capital. In addition, the valuations of natural resources investments generally incorporate both commodity prices as quoted on indices and long‑term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Long‑term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the portfolio associated with future development and to reflect price expectations.
Upon completion of the valuations conducted using these approaches, a weighting is ascribed to each approach and an illiquidity discount is applied where appropriate. The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

Over-the-counter (“OTC”) Derivative Contracts: OTC derivative contracts may include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities and equity prices. OTC derivatives are initially valued using quoted market prices, if available, or models using a series of techniques, including closed‑form analytic formulae, such as the Black‑Scholes option‑pricing model, and/or simulation models in the absence of quoted market prices. Many pricing models employ methodologies that have pricing inputs observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

Residential Mortgage-Backed Securities, at Estimated Fair Value: RMBS are initially valued at transaction price and are subsequently valued using a third party valuation servicer. The most significant inputs to the valuation of these instruments are default and loss expectations and constant prepayment rates.
Collateralized Loan Obligation Secured Notes: As of January 1, 2015, the Company adopted the measurement alternative issued by the FASB whereby the financial liabilities of its consolidated CLOs were measured using the fair value of the financial assets of its consolidated CLOs, which was determined to be more observable. The Company considered the fair value of these financial assets, which were classified as Level 2 assets, as more observable than the fair value of these financial liabilities, which were classified as Level 3 liabilities. As a result of this new basis of measurement, the Company's CLO secured notes were transferred from Level 3 to Level 2 during the first quarter of 2015.
Prior to this adoption, CLO secured notes were initially valued at transaction price and subsequently valued using a third party valuation servicer. The approach used to estimate the fair values was the discounted cash flow method, which included consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. The debt obligations were discounted based on the appropriate yield curve given the debt obligation's respective maturity and credit rating. The most significant inputs to the valuation of these instruments were default and loss expectations and discount margins.
Key unobservable inputs that have a significant impact on the Company’s Level 3 valuations as described above are included in Note 10 to these condensed consolidated financial statements. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if the Company only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.
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
The valuation process involved in Level 3 measurements for assets and liabilities is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. For assets classified as Level 3, valuations may be performed by the relevant investment professionals or by independent third parties with input from the relevant investment professionals and are based on various factors including evaluation of financial and operating data, company specific developments, market discount rates and valuations of comparable companies and model projections. Asset valuations are approved by the valuation committee, which may be assisted by a subcommittee for the valuation of natural resources investments.
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

Securities
Securities Available‑for‑Sale
The Predecessor and Successor Company both classify certain of their investments in securities as available‑for‑sale as the Companies may sell them prior to maturity and do not hold them principally for the purpose of selling them in the near term. These investments are carried at estimated fair value. The Successor Company elected the fair value option of accounting for its securities, with changes in estimated fair value reported in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations. Comparatively, the Predecessor Company reported all unrealized gains and losses in accumulated other comprehensive loss on the condensed consolidated balance sheets.
The Predecessor Company monitored its available‑for‑sale securities portfolio for impairments. A loss was recognized when it was determined that a decline in the estimated fair value of a security below its amortized cost was other‑than‑temporary. The Company considered many factors in determining whether the impairment of a security was deemed to be other‑than‑ temporary, including, but not limited to, the length of time the security had a decline in estimated fair value below its amortized cost and the severity of the decline, the amount of the unrealized loss, recent events specific to the issuer or industry, external credit ratings and recent changes in such ratings. In addition, for debt securities, the Company considered its intent to sell the debt security, the Company’s estimation of whether or not it expected to recover the debt security’s entire amortized cost if it intended to hold the debt security, and whether it was more likely than not that the Company would have been required to sell the debt security before its anticipated recovery. For equity securities, the Company also considered its intent and ability to hold the equity security for a period of time sufficient for a recovery in value.
The amount of the loss that was recognized when it was determined that a decline in the estimated fair value of a security below its amortized cost was other‑than‑temporary was dependent on certain factors. If the security was an equity security or if the security was a debt security that the Company intended to sell or estimated that it was more likely than not that the Company would be required to sell before recovery of its amortized cost, then the impairment amount recognized in earnings was the entire difference between the estimated fair value of the security and its amortized cost. For debt securities that the Company did not intend to sell or estimated that it was not more likely than not to be required to sell before recovery, the impairment was separated into the estimated amount relating to credit loss and the estimated amount relating to all other factors. Only the estimated credit loss amount was recognized in earnings, with the remainder of the loss amount recognized in accumulated other comprehensive loss.
Unamortized premiums and unaccreted discounts on securities available‑ for‑sale were recognized in interest income over the contractual life, adjusted for actual prepayments, of the securities using the effective interest method.
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
Residential Mortgage‑Backed Securities, at Estimated Fair Value
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

Corporate loans whose terms had been modified in a TDR were considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and were typically placed on non-accrual status, but could have been moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms was expected and the borrower demonstrated a sustained period of repayment performance, typically 6 months.

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

Oil and Gas Revenue Recognition
Oil, natural gas and natural gas liquid (“NGL”) revenues are recognized when production is sold to a purchaser at fixed or determinable prices, when delivery has occurred and title has transferred and collectability of the revenue is reasonably assured. The Company follows the sales method of accounting for natural gas revenues. Under this method of accounting, revenues are recognized based on volumes sold, which may differ from the volume to which the Company is entitled based on the Company’s working interest. An imbalance is recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under‑produced owners to recoup their entitled share through future production. Under the sales method, no receivables are recorded when the Company has taken less than its share of production and no payables are recorded when the Company has taken more than its share of production.
Long‑Lived Assets
Whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable, the Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field‑by‑field basis. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The factors used to determine fair value may include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties were assessed periodically and, at a minimum, annually on a property‑by‑property basis, and any impairment in value was recognized when incurred. As a result of certain transactions during the third quarter of 2014, the Company no longer has any unproved oil and natural gas properties, as further described in Note 6 to these condensed consolidated financial statements.
Borrowings
The Company finances the majority of its investments through the use of secured borrowings in the form of securitization transactions structured as non‑ recourse secured financings and other secured and unsecured borrowings. The Company recognizes interest expense on all borrowings on an accrual basis.

In connection with the Company’s application of acquisition accounting related to the Merger Transaction and to align more closely with KKR & Co.’s method of accounting, the Company elected to carry its CLO secured notes at estimated fair value as of the Effective Date, with changes in estimated fair value recorded in net realized and unrealized gain (loss) on debt in the condensed consolidated statements of operations. Prior to the Effective Date, the Company's CLO secured notes were carried at amortized cost.
As mentioned above, beginning January 1, 2015, the Company adopted the measurement alternative issued by the FASB whereby the financial liabilities of its consolidated CLOs were measured using the fair value of the financial assets of its consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less, (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount was allocated to the individual financial liabilities (other than the beneficial interests retained by the Company) using a reasonable and consistent methodology.
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
Derivative Instruments
The Company recognizes all derivatives on the condensed consolidated balance sheet at estimated fair value. On the date the Company enters into a derivative contract, the Company designates and documents each derivative contract as one of the following at the time the contract is executed: (i) a hedge of a recognized asset or liability (“fair value” hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (iii) a hedge of a net investment in a foreign operation; or (iv) a derivative instrument not designated as a hedging instrument (“free‑standing derivative”). For a fair value hedge, the Company records changes in the estimated fair value of the derivative instrument and, to the extent that it is effective, changes in the fair value of the hedged asset or liability in the current period earnings in the same financial statement category as the hedged item. For a cash flow hedge, the Company records changes in the estimated fair value of the derivative to the extent that it is effective in accumulated other comprehensive loss and subsequently reclassifies these changes in estimated fair value to net income in the same period(s) that the hedged transaction affects earnings. The effective portion of the cash flow hedges is recorded in the same financial statement category as the hedged item. For free‑standing derivatives, the Company reports changes in the fair values in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations.
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
In connection with the Merger Transaction, the Company discontinued hedge accounting for its cash flow hedges and, as of the Effective Date, classifies all derivative instruments as free‑standing derivatives. As a result, the Company records changes in the estimated fair value of the derivative instruments in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations.

Foreign Currency
The Company makes investments in non‑United States dollar denominated assets including securities, loans, equity investments and interests in joint ventures and partnerships. As a result, the Company is subject to the risk of fluctuation in the exchange rate between the United States dollar and the foreign currency in which it makes an investment. In order to reduce the currency risk, the Company may hedge the applicable foreign currency. All investments denominated in a foreign currency are converted to the United States dollar using prevailing exchange rates on the balance sheet date.
Income, expenses, gains and losses on investments denominated in a foreign currency are converted to the United States dollar using the prevailing exchange rates on the dates when they are recorded. Foreign exchange gains and losses are recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations.
Noncontrolling Interests
Noncontrolling interests represent noncontrolling interests in condensed consolidated entities held by third party investors. Income (loss) is allocated to noncontrolling interests based on the relative ownership interests of third party investors and is presented as net income (loss) attributable to noncontrolling interests on the condensed consolidated statements of operations. Noncontrolling interests are also presented separately within equity in the condensed consolidated balance sheets.

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
Income Taxes

The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation. Therefore, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes. Holders of the Company’s Series A LLC Preferred Shares will be allocated a share of the Company’s gross ordinary income for the taxable year of the Company ending within or with their taxable year. Holders of the Company’s Series A LLC Preferred Shares will not be allocated any gains or losses from the sale of the Company’s assets.
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
The Company has wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated with the Company for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by the Company with respect to its interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. However, the Company will be required to include their current taxable income in the Company’s calculation of its gross ordinary income allocable to holders of its Series A LLC Preferred Shares.
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

Earnings Per Common Share

In connection with the Merger Transaction, as of the Effective Date, the Company is now a subsidiary of KKR Fund Holdings, a subsidiary of KKR & Co., which owns 100 common shares of the Company constituting all of the Company’s outstanding common shares. As KKR Fund Holdings is the Company’s sole shareholder, earnings per common share is not reported for the Successor Company. Prior to the Effective Date, the Company presented both basic and diluted earnings per common share (‘‘EPS’’) in its consolidated financial statements and footnotes thereto. Basic earnings per common share (‘‘Basic EPS’’) excluded dilution and was computed by dividing net income or loss available to common shareholders by the weighted average number of common shares, including vested restricted common shares, outstanding for the period. The Company calculated EPS using the more dilutive of the two-class method or the if-converted method. The two-class method was an earnings allocation formula that determined EPS for common shares and participating securities. Unvested share-based payment awards that contained non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) were participating securities and were included in the computation of EPS using the two-class method. Accordingly, all earnings (distributed and undistributed) were allocated to common shares, preferred shares and participating securities based on their respective rights to receive dividends. Diluted earnings per common share (‘‘Diluted EPS’’) reflected the potential dilution of common share options and unvested restricted common shares using the treasury method or if-converted method.

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
Pursuant to the merger agreement, on the date of the Merger Transaction, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by the Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN’s Non‑Employee Directors’ Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan.
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

In connection with the Merger Transaction, the Company recognized approximately $24.2 million of total transaction costs. Of this total, $22.7 million was recorded during the four months ended April 30, 2014 within general, administrative and directors’ expenses on the condensed consolidated statements of operations. These costs included the contingent consideration owed to the Company’s financial and legal advisors upon the merger closing.
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

(1)
Represents the excess of the fair value of the net assets acquired over the purchase price and value of the preferred shares, which constitute noncontrolling interests in the Company. This difference was recorded as an adjustment to the Company’s additional paid‑in‑capital as of the Effective Date.

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
The carrying values of cash, restricted cash, interest and principal receivable, credit facilities, accounts payable, accrued expenses and other liabilities, and accrued interest payable represented the fair values. Fair value measurements for financial instruments and other assets included (i) market data for similar instruments (e.g. recent transactions or broker quotes), comparisons to benchmark derivative indices or valuation models for corporate loans and securities, (ii) third party valuation servicers for residential mortgage‑backed securities, (iii) observable market prices, if available, or internally developed models, for equity investments, oil and gas properties, interests in joint ventures and partnerships, and (iv) quoted market prices, if available, or models using a series of techniques for derivative assets and liabilities. The fair value measurements for the liabilities assumed included (i) third party valuation servicers for the collateralized loan obligation secured notes and junior subordinated notes and (ii) observable market prices for the senior notes.

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

Successor Company

The following table summarizes the Company’s securities as of March 31, 2015 and December 31, 2014, which are carried at estimated fair value (amounts in thousands):

	March 31, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$670,121	$606,385	$592,270	$721,094	$654,257	$638,605
Total	$670,121	$606,385	$592,270	$721,094	$654,257	$638,605

Net Realized and Unrealized Gains (Losses)

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following table presents the Company’s realized and unrealized gains (losses) from securities for the three months ended March 31, 2015 (amounts in thousands):

Three months ended March 31, 2015
Net realized gains (losses)	$(526)
Net decrease in unrealized losses	1,834
Net realized and unrealized gains (losses)	$1,308

Defaulted Securities

As of March 31, 2015, the Company had a corporate debt security from one issuer in default with an estimated fair value of $6.9 million, which was on non-accrual status. As of December 31, 2014, the Company had a corporate debt security from one issuer in default with an estimated fair value of $8.7 million, which was on non-accrual status.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2015, approximately 73% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, LCI Helicopters Limited and JC Penney Corp. Inc, which combined represented $219.1 million, or approximately 41% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2014, approximately 70% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, JC Penney Corp. Inc, and LCI Helicopters Limited, which combined represented $213.6 million, or approximately 37% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Pledged as collateral for collateralized loan obligation secured debt	$227,818	$262,085
Total	$227,818	$262,085

Predecessor Company

Under the Predecessor Company, the majority of unrealized losses were considered to be temporary impairments due to market factors and were not reflective of credit deterioration. The Company considered many factors when evaluating whether impairment was other-than-temporary. For securities available-for-sale that were determined to be temporarily impaired, the Company did not intend to sell or believed that it was more likely than not that the Company would be required to sell any of its securities available-for-sale prior to recovery. In addition, based on the analyses performed by the Company on each of its securities available-for-sale, the Company believed that it was able to recover the entire amortized cost amount of these securities available-for-sale.

During the three months ended March 31, 2014, the Company recognized losses totaling $2.9 million for securities available-for-sale that it determined to be other-than-temporarily impaired. The Company intended to sell these securities and as a result, the entire amount of the loss was recorded through earnings in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Securities available-for-sale sold at a loss typically included those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. There were no realized gains or losses on the sales of securities available-for-sale for the three months ended March 31, 2014.

Troubled Debt Restructurings

As discussed above in Note 2 to these condensed consolidated financial statements, beginning the Effective Date, the Company accounted for all of its securities at estimated fair value with unrealized gains and losses recorded in the condensed consolidated financial statements. Accordingly, TDR disclosure pertains to the Predecessor Company.

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

Successor Company

The following table summarizes the Company’s corporate loans, at estimated fair value as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$6,304,720	$6,153,832	$6,031,524	$6,907,373	$6,710,570	$6,506,564
Total	$6,304,720	$6,153,832	$6,031,524	$6,907,373	$6,710,570	$6,506,564

Net Realized and Unrealized Gains (Losses)

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following tables present the Company’s realized and unrealized gains (losses) from corporate loans for the three months ended March 31, 2015 (amounts in thousands):

Three Months Ended March 31, 2015
Net realized gains (losses)	$(16,182)
Net decrease in unrealized losses	82,274
Net realized and unrealized gains (losses)	$66,092

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of March 31, 2015, the Company held a total par value and estimated fair value of $452.9 million and $268.5 million, respectively, of non-accrual loans carried at estimated fair value. As of March 31, 2015, the Company held a total par value and estimated fair value of $410.2 million and $250.0 million, respectively, of 90 or more days past due loans carried at estimated fair value, all of which were on non-accrual status and in default as of March 31, 2015. As of December 31, 2014, the Company held a total par value and estimated fair value of $580.1 million and $342.1 million, respectively, of non-accrual loans. As of December 31, 2014, the Company held a total par value and estimated fair value of $410.2 million and $266.9 million, respectively, of 90 or more days past due loans, all of which were on non‑ accrual status and in default as of December 31, 2014.

Defaulted Loans

As of March 31, 2015, the Company held four corporate loans that were in default with a total estimated fair value of $250.0 million from two issuers. As of December 31, 2014, the Company held four corporate loans that were in default with a total estimated fair value of $266.9 million from two issuers.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2015 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 36% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC (“TXU”) and First Data Corp., which combined represented $613.7 million, or approximately 10% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2014 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 38% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and First Data Corp., which combined represented $700.4 million, or approximately 11% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Pledged as collateral for collateralized loan obligation secured debt	$5,564,728	$6,205,292
Total	$5,564,728	$6,205,292

Predecessor Company

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

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio during the three months ended March 31, 2014 (amounts in thousands):

For the three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$224,999
Provision for loan losses	—
Charge-offs	(1,458)
Ending balance	$223,541

The charge-offs recorded during the three months ended March 31, 2014 were comprised primarily of loans modified in TDRs.

The following table summarizes the Company’s average recorded investment in impaired loans and interest income recognized for the three months ended March 31, 2014 (amounts in thousands):

	For the three months ended March 31, 2014
	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded	$—	$—
With an allowance recorded	476,011	3,543
Total	$476,011	$3,543

(1)	Recorded investment is defined as amortized cost plus accrued interest.

As of March 31, 2014, the allocated component of the allowance for loan losses included all impaired loans. While all of the Company’s impaired loans were on non-accrual status, the Company’s non-accrual loans also included (i) other loans held for investment, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value, which were not reflected in the table above. Any of these three classifications may have included those loans modified in a TDR, which were typically designated as being non-accrual (see “Troubled Debt Restructurings” section below).

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

Loans Held For Sale and the Lower of Cost or Fair Value Adjustment

As discussed above in Note 2 to these condensed consolidated financial statements, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for the bifurcation between corporate loans held for investment and loans held for sale. Accordingly, related disclosure pertains to the Predecessor Company. During the three months ended March 31, 2014, the Company transferred $238.1 million amortized cost amount of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. During the three months ended March 31, 2014, the Company did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

The Company recorded a $8.4 million reduction to the lower of cost or estimated fair value adjustment for the three months ended March 31, 2014 for certain loans held for sale, which had a carrying value of $510.7 million as of March 31, 2014.

Troubled Debt Restructurings

As discussed above in Note 2 to these condensed consolidated financial statements, as of the Effective Date, the Company accounts for all of its corporate loans at estimated fair value. Accordingly, required disclosure related to TDRs pertains to the Predecessor Company. The recorded investment balance of TDRs at March 31, 2014 totaled $80.3 million, related to four issuers. Loans whose terms have been modified in a TDR were considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and were typically placed on non-accrual status, but could have been moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms was expected and the borrower had demonstrated a sustained period of repayment performance, typically 6 months. As of March 31, 2014, $55.3 million of TDRs were included in non-accrual loans. As of March 31, 2014, the allowance for loan losses included specific reserves of $22.1 million related to TDRs.

The following table presents the aggregate balance of loans whose terms had been modified in a TDR during the three months ended March 31, 2014 (dollar amounts in thousands):

	Three Months Ended March 31, 2014
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

During the three months ended March 31, 2014, the Company modified an aggregate recorded investment of $195.4 million related to two issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) a combination of equity carried at estimated fair value and cash, or (ii) a combination of equity and loans carried at estimated fair value with extended maturities ranging from an additional three to five-year period and a higher spread of 4.0%. Prior to the restructurings, one of the TDRs described above was already identified as impaired and had specific allocated reserves, while the other two were loans carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre-modified loans and the estimated fair value of the new assets plus cash received was charged-off against the allowance for loan losses. The TDRs resulted in $1.1 million of charge-offs, or 76% of the total $1.5 million of charge-offs recorded during the three months ended March 31, 2014.

As of March 31, 2014, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR and no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.

During the three months ended March 31, 2014, the Company modified $1.0 billion amortized cost of corporate loans that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

As described in Note 2 to these condensed consolidated financial statements, as a result of the Merger Transaction and new accounting basis established for assets and liabilities, oil and gas properties were adjusted to reflect estimated fair value as of the Effective Date, but will continue to be carried at cost net of depreciation, depletion and amortization ("DD&A"). The following table summarizes the Company’s oil and gas properties as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	As of March 31, 2015	As of December 31, 2014
Proved oil and natural gas properties (successful efforts method)	$128,800	$128,800
Less: Accumulated depreciation, depletion and amortization	(9,528)	(8,526)
Oil and gas properties, net	$119,272	$120,274

On September 30, 2014, the Company closed a transaction whereby certain of the Company’s entities holding natural resources assets were merged with certain investment entities of funds advised by KKR and partnerships held by wholly owned subsidiaries of Legend Production Holdings, LLC, a majority owned subsidiary of Riverstone Holdings LLC and the Carlyle Group, to create a new oil and gas company called Trinity River Energy, LLC (“Trinity”). As of March 31, 2015, the Trinity asset, which was carried at estimated fair value, totaled $44.6 million and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on the Company’s condensed consolidated balance sheets.

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

During the third quarter of 2014, certain of the Company’s natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to the Company’s Parent.

During the first quarter of 2015 and 2014, the Company capitalized an additional zero and $41.0 million, respectively, as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties. Accordingly, these amounts were included in oil and gas properties, net on the condensed consolidated balance sheets.

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

Under the equity method of accounting, the Company records its proportionate share of net income or loss based on the investee’s financial results. Given that the Company elected the fair value option to account for these equity method investments, the Company’s share of the investee’s underlying net income or loss predominantly represents fair value adjustments in the investments. Changes in estimated fair value are recorded in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Summarized Financial Information

The following table shows summarized financial information for the Company’s equity method investment(s), which were reported under the fair value option of accounting and were determined to be significant as defined by accounting guidance, assuming 100% ownership for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three months ended March 31, 2015(1)	Three months ended March 31, 2014(1)
Revenues	$15,243	$8,013
Expenses	$4,534	$2,138
Net income (loss)	$(15,589)	$8,814

(1)     Revenues and expenses exclude realized and unrealized gains and losses.

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

As of January 1, 2015, the Company adopted the measurement alternative issued by the FASB whereby the financial liabilities of its consolidated CLOs were measured using the fair value of the financial assets of its consolidated CLOs, which was determined to be more observable.

Certain information with respect to the Company’s borrowings as of March 31, 2015 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2005-1 senior secured notes	$185,604	$187,166	1.90%	757	$204,052
CLO 2005-2 senior secured notes	221,222	224,521	0.72	971	337,201
CLO 2007-1 senior secured notes	1,765,059	1,794,221	0.84	2237	1,924,255
CLO 2007-1 mezzanine notes	489,723	497,814	3.86	2237	533,893
CLO 2007-1 subordinated notes(3)	134,468	115,521	16.31	2237	146,596
CLO 2007-A subordinated notes(3)	15,096	24,739	6.73	929	63,829
CLO 2011-1 senior debt	400,995	400,995	1.61	1233	489,314
CLO 2012-1 senior secured notes	367,500	369,669	2.36	3547	368,793
CLO 2012-1 subordinated notes(3)	18,000	12,843	14.55	3547	18,063
CLO 2013-1 senior secured notes	458,500	456,463	1.99	3759	488,482
CLO 2013-2 senior secured notes	339,250	339,181	2.24	3951	360,116
CLO 9 senior secured notes	463,750	456,724	2.26	4216	470,211
CLO 9 subordinated notes(3)	15,000	13,602	—	4216	15,209
CLO 10 senior notes	368,000	362,375	2.50	3912	388,721
Total collateralized loan obligation secured debt	5,242,167	5,255,834			5,808,735
CLO warehouse facility(4)	50,000	50,000	1.52	37	222,827
8.375% Senior notes	258,750	290,567	8.38	9726	—
7.500% Senior notes	115,043	123,585	7.50	9851	—
Junior subordinated notes	283,517	247,320	5.40	7859	—
Total borrowings	$5,949,477	$5,967,306			$6,031,562

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

(2)
Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities and equity investments at estimated fair value. For purposes of this table, collateral for CLO senior, mezzanine and subordinated notes are calculated pro rata based on the par amount for each respective CLO.

(3)
Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on annualized cash distributions during the year, if any.

(4)	Represents a $570.0 million CLO warehouse facility.

Certain information with respect to the Company’s borrowings as of December 31, 2014 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2005-1 senior secured notes	$192,384	$192,260	1.84%	847	$224,716
CLO 2005-2 senior secured notes	242,928	242,365	0.68	1061	381,362
CLO 2006-1 senior secured notes	166,841	166,710	1.28	1333	400,165
CLO 2007-1 senior secured notes	1,906,409	1,891,228	0.80	2327	2,182,078
CLO 2007-1 mezzanine notes	489,723	486,575	3.84	2327	560,538
CLO 2007-1 subordinated notes(3)	134,468	119,112	13.75	2327	153,912
CLO 2007-A subordinated notes(3)	15,096	25,921	88.02	1019	66,044
CLO 2011-1 senior debt	402,515	402,515	1.58	1323	508,625
CLO 2012-1 senior secured notes	367,500	364,063	2.33	3637	365,662
CLO 2012-1 subordinated notes(3)	18,000	12,986	16.86	3637	17,910
CLO 2013-1 senior secured notes	458,500	441,153	9.60	3849	477,691
CLO 2013-2 senior secured notes	339,250	331,383	2.21	4041	357,722
CLO 9 senior secured notes	463,750	449,349	2.28	4306	474,072
CLO 9 subordinated notes(3)	15,000	13,531	—	4306	15,334
CLO 10 senior notes	368,000	361,948	2.50	4002	343,090
Total collateralized loan obligation secured debt	5,580,364	5,501,099			6,528,921
8.375% Senior notes	258,750	290,861	8.38	9816	—
7.500% Senior notes	115,043	123,663	7.50	9941	—
Junior subordinated notes	283,517	246,907	5.39	7949	—
Total borrowings	$6,237,674	$6,162,530			$6,528,921

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

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

CLO Debt

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007‑A, CLO 2005‑1, CLO 2005‑2 and CLO 2007‑1 were no longer in their reinvestment periods as of March 31, 2015. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. CLO 2012-1, CLO 2013-1 and CLO 2013-2, CLO 9 and CLO 10 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018 and December 2018, respectively.
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
During the three months ended March 31, 2015, $169.8 million of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 senior notes were repaid. During the three months ended March 31, 2014, $54.4 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the three months ended March 31, 2015 and 2014, $1.5 million and zero, respectively, of original CLO 2011-1 senior notes were repaid.

On May 7, 2015, the Company closed KKR CLO 11, Ltd. (“CLO 11”), a $564.5 million secured financing transaction maturing on April 15, 2027. The Company issued $507.8 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.06%. The Company also issued $28.3 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 11 collateralize the CLO 11 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

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
On September 16, 2014, the Company closed CLO 9, a $518.0 million secured financing transaction maturing on October 15, 2026. The Company issued $463.8 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.01%%. The Company also issued $15.0 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 9 collateralize the CLO 9 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

During the three months ended March 31, 2014, the Company issued: (i) $21.9 million par amount of CLO 2007-1 class E notes for proceeds of $21.9 million, (ii) $29.8 million par amount of CLO 2007-A class G notes for proceeds of $30.2 million and (iii) $29.8 million par amount of CLO 2007-A class H notes for proceeds of $30.1 million.

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

CLO Warehouse Facility

On March 2, 2015, CLO 11, a subsidiary of the Company, entered into a $570.0 million CLO warehouse facility, which matured upon the closing of CLO 11 on May 7, 2015 ("CLO 11 Warehouse"). The CLO 11 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 11 Warehouse in full. Debt issued under the CLO 11 Warehouse was non-recourse to the Company beyond the assets of CLO 11 and bore interest at rates ranging from LIBOR plus 1.25% to 1.75%. As of March 31, 2015, there was $50.0 million of borrowings outstanding under the CLO 11 Warehouse. In addition, during April 2015, CLO 11 borrowed an incremental $140.0 million and upon the closing of CLO 11, the aggregate amount outstanding under the CLO 11 Warehouse was repaid.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	As of March 31, 2015		As of December 31, 2014
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$332,667	$(53,801)	$426,000	(54,071)
Foreign exchange forward contracts	(446,713)	66,427	(442,181)	27,428
Common stock warrants	—	521	—	—
Total rate of return swaps	—	(151)	—	(130)
Options	—	4,309	—	5,212
Total		$17,305		$(21,561)

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
The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its CLOs as well as certain of its floating rate junior subordinated notes. The Predecessor Company designated these interest rate swaps as cash flow hedges and as of March 31, 2014, had interest rate swaps with a notional amount totaling $469.3 million. Changes in the estimated fair value of the interest rate swaps were recorded through accumulated other comprehensive income (loss), with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period.
The following table presents the net gains (losses) recognized in other comprehensive income (loss) related to derivatives in cash flow hedging relationships for the three months ended March 31, 2014 (amounts in thousands):

For the three months ended March 31, 2014
Net gains (losses) recognized in accumulated other comprehensive income (loss) on cash flow hedges	$(3,831)

For all hedges where hedge accounting was applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges were performed at least quarterly. During the three months ended March 31, 2014, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

As of March 31, 2015 and December 31, 2014, the Successor Company had interest rate swaps with a notional amount of $332.7 million and $426.0 million, respectively, which were classified as free-standing derivatives, rather than cash flow hedges.
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

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of March 31, 2015 and December 31, 2014, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $446.7 million and $442.2 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Income (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014(amounts in thousands):

	Successor Company			Predecessor Company
	Three months ended March 31, 2015			Three months ended March 31, 2014
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$(5,297)	$(244)	$(5,541)	$—	$—	$—
Commodity swaps	—	—	—	(1,914)	(3,667)	(5,581)
Credit default swaps(1)	—	—	—	(2,167)	1,986	(181)
Foreign exchange forward contracts and options(2)	15	(594)	(579)	(450)	68	(382)
Common stock warrants	—	(1,891)	(1,891)	—	14	14
Total rate of return swaps	(165)	(21)	(186)	(1,943)	114	(1,829)
Options	—	(903)	(903)	—	(411)	(411)
Net realized and unrealized gains (losses)	$(5,447)	$(3,653)	$(9,100)	$(6,474)	$(1,896)	$(8,370)

(1)	Includes related income and expense on the derivatives.

(2)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions.

While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its condensed consolidated balance sheets. As of March 31, 2015, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net asset positions would total the following with its respective financial institution counterparties: (i) $3.0 million, net of $26.6 million collateral posted, (ii) $1.1 million, net of $11.5 million collateral posted and (iii) $7.0 million, net of $16.7 million collateral held.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of March 31, 2015 (amounts in thousands):

	Successor Company
	As of March 31, 2015		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$748,593	$748,593	$748,593	$—	$—
Liabilities:
Senior notes	414,152	415,435	415,435	—	—
Junior subordinated notes	247,320	221,775	—	—	221,775

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Successor Company
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2015
Assets:
Securities:
Corporate debt securities	$—	$230,424	$307,911	$538,335
Residential mortgage-backed securities	—	—	53,935	53,935
Total securities	—	230,424	361,846	592,270
Corporate loans	—	5,695,338	336,186	6,031,524
Equity investments, at estimated fair value	23,505	74,769	103,319	201,593
Interests in joint ventures and partnerships, at estimated fair value	—	—	719,290	719,290
Other assets	—	3,992	—	3,992
Derivatives:
Foreign exchange forward contracts	—	68,037	—	68,037
Warrants	—	—	521	521
Options	—	—	4,309	4,309
Total derivatives	—	68,037	4,830	72,867
Total	$23,505	$6,072,560	$1,525,471	$7,621,536
Liabilities:
Collateralized loan obligation secured notes	$—	$5,255,834	$—	$5,255,834
Derivatives:
Interest rate swaps	—	53,801	—	53,801
Total rate of return swaps	—	151	—	151
Foreign exchange forward contracts	—	1,610	—	1,610
Total derivatives	—	55,562	—	55,562
Total	$—	$5,311,396	$—	$5,311,396

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets:
Securities:
Corporate debt securities	$—	$266,387	$317,034	$583,421
Residential mortgage-backed securities	—	—	55,184	55,184
Total securities	—	266,387	372,218	638,605
Corporate loans	—	6,159,487	347,077	6,506,564
Equity investments, at estimated fair value	25,692	73,967	81,719	181,378
Interests in joint ventures and partnerships, at estimated fair value	—	—	718,772	718,772
Other assets	—	4,645	—	4,645
Derivatives:
Foreign exchange forward contracts	—	28,354	—	28,354
Options	—	—	5,212	5,212
Total derivatives	—	28,354	5,212	33,566
Total	$25,692	$6,532,840	$1,524,998	$8,083,530
Liabilities:
Collateralized loan obligation secured notes	—	—	5,501,099	5,501,099
Derivatives:
Interest rate swaps	—	54,071	—	54,071
Foreign exchange forward contracts	—	926	—	926
Total rate of return swaps	—	130	—	130
Total derivatives	—	55,127	—	55,127
Total	$—	$55,127	$5,501,099	$5,556,226

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three ended March 31, 2015 (amounts in thousands):

	Successor Company
	Assets							Liabilities
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Warrants	Options	Collateralized Loan Obligation Secured Notes
Beginning balance as of January 1, 2015	$317,034	$55,184	$347,077	$81,719	$718,772	$—	$5,212	$5,501,099
Total gains or losses (for the period):
Included in earnings(1)	(3,996)	1,776	(55,770)	(23,327)	(32,362)	(1,891)	(903)	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	(5,501,099)
Purchases	—	—	1,308	—	35,537	—	—	—
Sales	(4,213)	—	(25,511)	—	—	—	—	—
Settlements	(914)	(3,025)	69,082	44,927	(2,657)	2,412	—	—
Ending balance as of March 31, 2015	$307,911	$53,935	$336,186	$103,319	$719,290	$521	$4,309	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(9,354)	$153	$(55,026)	$(22,961)	$(32,362)	$(1,891)	$(903)	$—

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

(2)
CLO secured notes were transferred out of Level 3 due to the adoption of accounting guidance effective January 1, 2015, whereby the debt obligations of the Company's consolidated CLOs were measured on the basis of the estimated fair value of the financial assets of the CLOs. As such, as of March 31, 2015, these debt obligations were classified as Level 2. Refer to Note 2 to these condensed consolidated financial statement for further discussion.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended March 31, 2014 (amounts in thousands):

	Predecessor Company
	Securities Available- For-Sale	Other Securities, at Estimated Fair Value	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Options
Beginning balance as of January 1, 2014	$23,401	$107,530	$76,004	$152,800	$138,059	$415,247	$8,941	$6,794
Total gains or losses (for the period):
Included in earnings(1)	22	3,059	3,088	(5,123)	9,076	22,377	(813)	(302)
Included in other comprehensive income	121	—	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	(8,751)	—	—	—
Purchases	—	25,000	—	8,822	—	42,683	—	—
Sales	—	—	(17,810)	—	—	—	—	—
Settlements	(16)	(10,078)	(2,529)	(3,104)	120,593	14,113	—	—
Ending balance as of March 31, 2014	23,528	125,511	58,753	153,395	258,977	494,420	8,128	6,492
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$22	$3,059	$3,739	$3,205	$8,156	$22,377	$(813)	$(302)

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

(2)	Equity investments, at estimated fair value were transferred out of Level 3 because observable market data became available.

There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2015 and 2014.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of March 31, 2015 (dollar amounts in thousands):

Successor Company
	Balance as of March 31, 2015	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$307,911	Yield analysis	Yield	16%	4% - 19%	Decrease
			Net leverage	6x	5x-12x	Decrease
			EBITDA multiple	7x	6x - 10x	Increase
			Discount margin	920bps	625bps – 1200bps	Decrease
		Broker quotes	Offered quotes	101	101	Increase
		Discounted cash flows	Weighted average cost of capital	16%	16%	Decrease
Residential mortgage – backed securities	$53,935	Discounted cash flows	Probability of default	1%	0% - 3%	Decrease
			Loss severity	35%	30% - 50%	Decrease
			Constant prepayment rate	15%	12% - 18%	(5)
Corporate loans	$336,186	Yield Analysis	Yield	12%	3% - 22%	Decrease
			Net leverage	6x	1x - 18x	Decrease
			EBITDA multiple	9x	5x - 15x	Increase
Equity investments, at estimated fair value(6)	$103,319	Inputs to both market comparables and discounted cash flow	Illiquidity discount	12%	0% - 20%	Decrease
			Weight ascribed to market comparables	72%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	28%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	4x	1x - 12x	Increase
			Forward EBITDA multiple	7x	4x - 11x	Increase
		Discounted cash flows	Weighted average cost of capital	14%	9% - 17%	Decrease
			LTM EBITDA exit multiple	6x	3x - 16x	Increase
Interests in joint ventures and partnerships(9)	$719,290	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	28%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	72%	50% - 100%	(8)
		Market comparables	Current capitalization rate	7%	5% - 12%	Decrease
			LTM EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	10%	7% - 18%	Decrease
			Average price per BOE(10)	$24.19	$18.18 - $26.93	Increase
		Yield analysis	Yield	19%	16% - 26%	Decrease
			Net leverage	5x	1x - 13x	Decrease
			EBITDA multiple	11x	10x - 13x	Increase
Warrants	$521	Discounted cash flows	Weighted average cost of capital	17%	17%	Decrease
			LTM EBITDA exit multiple	4x	4x	Increase
Options(11)	$4,309	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease
			Weight ascribed to market comparables	50%	50%	(7)
			Weight ascribed to discounted cash flows	50%	50%	(8)
	,	Market comparables	LTM EBITDA multiple	11x	11x	Increase
		Discounted cash flows	Weighted average cost of capital	15%	15%	Decrease
			LTM EBITDA exit multiple	9x	9x	Increase

(1)
For the assets that have more than one valuation technique, the Company may rely on the techniques individually or in aggregate based on a weight ascribed to each one ranging from 0-100%. When determining the weighting ascribed to each valuation methodology, the Company considers, among other factors, the availability of direct market comparables, the applicability of a discounted cash flow analysis and the expected hold period and manner of realization for the investment. These factors can result in different weightings among the investments and in certain instances, may result in up to a 100%weighting to a single methodology. Broker quotes obtained for valuation purposes are reviewed by the Company through other valuation techniques.

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $7.0 million was valued solely using a discounted cash flow technique, while $60.5 million was valued solely using a market comparables technique.

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

(9)
Inputs exclude an asset that was valued using an independent third party valuation firm. Of the total interest in joint ventures and partnerships, $198.6 million was valued solely using a discounted cash flow technique, while $25.7 million was valued solely using a market comparables technique and $35.8 million was valued solely using a yield analysis.

(10)
Natural resources assets with an estimated fair value of $175.8 million as of March 31, 2015 were valued using commodity prices.Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 24% liquids and 76% natural gas.

(11)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.
The following table presents additional information about valuation techniques and inputs used for assets, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2014 (dollar amounts in thousands):

Predecessor Company
	Balance as of December 31, 2014	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$317,034	Yield analysis	Yield	17%	3% - 19%	Decrease
			Net leverage	6x	5x - 12x	Decrease
			EBITDA multiple	7x	4x - 11x	Increase
			Discount margin	905bps	625bps - 1100bps	Decrease
		Broker quotes	Offered quotes	101	101	Increase
Residential mortgage-backed securities	$55,184	Discounted cash flows	Probability of defaults	8%	0% - 21%	Decrease
			Loss severity	26%	12% - 45%	Decrease
			Constant prepayment rate	12%	4% - 19%	(5)
Corporate loans, at estimated fair value	$347,077	Yield Analysis	Yield	12%	3% - 21%	Decrease
			Net leverage	6x	1x - 13x	Decrease
			EBITDA multiple	9x	5x - 12x	Increase
Equity investments, at estimated fair value(6)	$81,719	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	97%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	83%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	4x	1x - 12x	Decrease
			Forward EBITDA multiple	7x	4x - 11x	Increase
		Discounted cash flows	Weighted average cost of capital	13%	9% - 16%	Decrease
			LTM EBITDA exit multiple	8x	5x - 10x	Increase
Interests in joint ventures and partnerships(9)	$718,772	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	54%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	79%	0% - 100%	(8)
		Market comparables	Current capitalization rate	7%	4% - 15%	Decrease
			LTM EBITDA multiple	11x	10x - 13x	Increase
			Control Premium	15%	15%	Increase
		Discounted cash flows	Weighted average cost of capital	12%	7% - 20%	Decrease
			Average Price per BOE(10)	$30.16	$21.46 - $35.67	Increase
Options(11)	$5,212	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	50%	50%	(7)
			Weight ascribed to discounted cash flows	50%	50%	(8)
		Market comparables	LTM EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	14%	14%	Decrease
			LTM EBITDA exit multiple	11x	11x	Increase
Liabilities:
Collateralized loan obligation secured notes	$5,501,099	Yield analysis	Discount margin	255bps	95bps - 1000bps	Decrease
		Discounted cash flows	Probability of default	3%	2% - 3%	Decrease
			Loss Severity	32%	30% - 37%	Decrease

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value , $9.5 million was valued solely using a discounted cash flow technique, while $67.4 million was valued solely using a market comparables technique.

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

(9)
Inputs exclude an asset that was valued using an independent third party valuation firm. Of the total interests in joint ventures and partnerships, $207.6 million was valued solely using a discounted cash flow technique, while $20.4 million was valued solely using a market comparables technique.

(10)
Natural resources assets with an estimated fair value of $176.4 million as of December 31, 2014 were valued using commodity prices.Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 23% liquids and 77% natural gas.

(11)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of March 31, 2015 and December 31, 2014, the Company had unfunded financing commitments for corporate loans totaling $5.3 million and $9.5 million, respectively. The Company did not have any significant losses as of March 31, 2015, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $151.9 million as of March 31, 2015 and $162.0 million as of December 31, 2014.

Guarantees

As of March 31, 2015 and December 31, 2014, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $766.9 million and $457.3 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

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
From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits were filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN’s board of directors, KKR & Co., and certain of KKR & Co.’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR & Co. The Merger Transaction was completed on April 30, 2014. The actions filed in California state court were consolidated, and prior to the filing or designation of an operative complaint for the consolidated action, the consolidated action was voluntarily dismissed without prejudice on December 1, 2014. The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed without prejudice on May 6, 2014. Of the Delaware actions, two were voluntarily dismissed without prejudice, and the remaining Delaware actions were consolidated. On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014. On October 14, 2014, the Delaware Court of Chancery granted defendants’ motions to dismiss with prejudice. On November 13, 2014, plaintiffs filed a notice of appeal in the Supreme Court of the State of Delaware and the appeal is currently pending.

The consolidated complaint in the Delaware action alleges that the members of the KFN board of directors breached fiduciary duties owed to KFN shareholders by approving the proposed transaction for inadequate consideration; approving the proposed transaction in order to obtain benefits not equally shared by other KFN shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the KFN shareholders. The Delaware action also alleges variously that KKR & Co., and certain of KKR & Co.’s affiliates aided and abetted the alleged breaches of fiduciary duties and that KKR & Co. is a controlling shareholder of KFN by means of a management agreement between KFN and KKR Financial Advisors LLC, and KKR & Co. breached a fiduciary duty it allegedly owed to KFN shareholders by causing KFN to enter into the merger agreement. The relief sought in the Delaware action includes, among other things, declaratory relief concerning the alleged breaches of fiduciary duties, compensatory damages, attorneys’ fees and costs and other relief.

NOTE 12. SHAREHOLDERS’ EQUITY

Preferred Shares

The Company has 14.95 million of Series A LLC Preferred Shares issued and outstanding, which trade on the NYSE under the ticker symbol “KFN.PR”. Distributions on the Series A LLC Preferred Shares are cumulative and are payable, when, as, and if declared by the Company’s executive committee, quarterly on January 15, April 15, July 15 and October 15 of each year at a rate per annum equal to 7.375%.

Common Shares

Pursuant to the merger agreement, on the date of the Merger Transaction (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share is entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by the Company’s Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN’s Non‑Employee Directors’ Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan. On January 2, 2015, these phantom shares were converted to KKR & Co. common units and cash. In addition, on June 27, 2014, the Company’s board of directors approved a reverse stock split whereby the number of the Company’s issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by the Parent. As such, disclosure related to common shares below pertains to the Predecessor Company.

On May 4, 2007, the Company adopted an amended and restated share incentive plan (the “2007 Share Incentive Plan”) that provided for the grant of qualified incentive common share options that met the requirements of Section 422 of the Code, non‑qualified common share options, share appreciation rights, restricted common shares and other share‑based awards. Share options and other share‑based awards could be granted to the Manager, directors, officers and any key employees of the Manager and to any other individual or entity performing services for the Company.
The exercise price for any share option granted under the 2007 Share Incentive Plan could not be less than 100% of the fair market value of the common shares at the time the common share option was granted. Each option to acquire a common share must terminate no more than ten years from the date it was granted. As of March 31, 2014, the 2007 Share Incentive Plan authorized a total of 8,964,625 shares that could be used to satisfy awards under the 2007 Share Incentive Plan.

The 2007 Share Incentive Plan will terminate in May 2015, but continues to govern unexpired awards. As of March 31, 2015, all restricted KFN common shares and KFN common share options outstanding at the time of the Merger Transaction (other than any restricted Company common shares held by the Manager) had been converted to grants in respect of KKR & Co. common units and there were no outstanding equity awards in respect of KFN common shares outstanding. No new awards are expected to be issued under the 2007 Share Incentive Plan prior to its termination.

The following table summarizes the restricted common share transactions that occurred prior to the Merger Transaction:

	Predecessor Company
	Manager	Directors	Total
Unvested shares as January 1, 2014	584,634	85,194	669,828
Issued	—	—	—
Vested	(243,648)	—	(243,648)
Forfeited	—	—	—
Unvested shares as of March 31, 2014	340,986	85,194	426,180

The Company was required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $11.57 per share at March 31, 2014. There was $2.4 million of total unrecognized compensation costs related to unvested restricted common shares granted as of March 31, 2014. These costs were expected to be recognized through 2016.

The following table summarizes common share option transactions:

	Predecessor Company
	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2014	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2014	1,932,279	$20.00

As of March 31, 2014, 1,932,279 common share options were fully vested and exercisable. In connection with the Merger Transaction, each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share was entitled to receive in the merger.

For the three months ended March 31, 2014, the components of share-based compensation expense are as follows (amounts in thousands):

Predecessor Company
For the three months ended March 31, 2014
Restricted common shares granted to Manager	$577
Restricted common shares granted to certain directors	264
Total share-based compensation expense	$841

NOTE 13. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

The Manager manages the Company’s day-to-day operations, subject to the direction and oversight of the Company’s board of directors. The Management Agreement expires on December 31 of each year, but is automatically renewed for a 1 year term each December 31 unless terminated upon the affirmative vote of at least two-thirds of the Company’s independent directors, or by a vote of the holders of a majority of the Company’s outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to the Company or (2) a determination that the management fee payable to the Manager is not fair, subject to the Manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. The Manager must be provided 180 days prior notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12-month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Successor Company	Predecessor Company
	Three months ended March 31, 2015	Three months ended March 31, 2014
Base management fees, net	$4,053	$3,622
CLO management fees	6,167	8,536
Incentive fees	—	12,882
Manager share-based compensation	—	577
Total related party management compensation	$10,220	$25,617

Base Management Fees

The Company pays its Manager a base management fee quarterly in arrears. During 2015 and 2014, certain related party fees received by affiliates of the Manager were credited to the Company via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of the Manager for certain of the Company’s CLOs were credited to the Company via an offset to the base management fee.

In addition, during 2014, the Company invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, the Manager agreed to reduce the Company’s base management fee payable to the Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership.

The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company	Predecessor Company
	Three months ended March 31, 2015	Three months ended March 31, 2014
Base management fees, gross	$8,491	$9,992
CLO management fees credit(1)	(4,438)	(6,370)
Other related party fees credit	—	—
Total base management fees, net	$4,053	$3,622

(1)	See “CLO Management Fees” for further discussion.

The Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE was $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.2 million during the three months ended March 31, 2014.

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

Fees Waived

The collateral manager waived CLO management fees totaling $0.5 million for CLO 2005-2 during the three months ended March 31, 2015 and $1.6 million for CLO 2005-2 and CLO 2006-1 during the three months ended March 31, 2014. The Company called CLO 2006-1 in February 2015.

Fees Charged and Fee Credits

The Company recorded management fees expense for CLO 2005‑1, CLO 2007‑1, CLO 2012‑1, CLO 2013‑1 and CLO 2013‑2 during the three months ended March 31, 2015. The Company recorded management fees expense for the same CLOs, in addition to CLO 2007-A, for the three months ended March 31, 2014. CLO 2007-A was called in July 2014 and its last payment, which included CLO management fees, was made in October 2014.

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

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company	Predecessor Company
	Three months ended March 31, 2015	Three months ended March 31, 2014
Charged and retained CLO management fees(1)	$1,729	$2,166
CLO management fees credit	4,438	6,370
Total CLO management fees	$6,167	$8,536

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager earned incentive fees totaling zero and $12.9 million for the three months ended March 31, 2015 and 2014, respectively.

Manager Share-Based Compensation

As described above in Note 2, in connection with the Merger Transaction, the Predecessor Company’s common shares were converted into KKR & Co. common units. Prior to the Effective Date, the Company accounted for share‑based compensation issued to its directors and to its Manager using the fair value based methodology in accordance with relevant accounting guidance. Compensation cost related to restricted common shares issued to the Company’s directors was measured at its estimated fair value at the grant date, and was amortized and expensed over the vesting period on a straight‑line basis. Compensation cost related to restricted common shares and common share options issued to the Manager was initially measured at estimated fair value at the grant date, and was remeasured on subsequent dates to the extent the awards were unvested. The Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.6 million for the three months ended March 31, 2014.
Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $2.3 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of March 31, 2015, the aggregate par amount of these affiliated investments totaled $1.4 billion, or approximately 18% of the total investment portfolio, and consisted of 18 issuers. The total $1.4 billion in affiliated investments was comprised of $1.4 billion of corporate loans and $12.0 million of equity investments, at estimated fair value. As of December 31, 2014, the aggregate par amount of these affiliated investments totaled $1.7 billion, or approximately 20% of the total investment portfolio, and consisted of 19 issuers. The total $1.7 billion in affiliated investments was comprised of $1.6 billion of corporate loans, $9.5 million of corporate debt securities and $13.6 million of equity investments, at estimated fair value.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of March 31, 2015 and December 31, 2014, the estimated fair value of these interests in joint ventures and partnerships totaled $623.1 million and $618.6 million, respectively.

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

The following tables present the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Successor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Three months ended March 31, 2015	Three months ended March 31, 2015	Three months ended March 31, 2015	Three months ended March 31, 2015	Three months ended March 31, 2015
Total revenues	$94,958	$2,828	$—	$—	$97,786
Total investment costs and expenses	55,967	1,340	346	—	57,653
Total other income (loss)	(65,992)	(7,753)	4,581	—	(69,164)
Total other expenses	16,403	510	155	100	17,168
Income tax expense (benefit)	48	—	299	—	347
Net income (loss)	$(43,452)	$(6,775)	$3,781	$(100)	$(46,546)
Net income (loss) attributable to noncontrolling interests	(5,858)	(213)	—	—	(6,071)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(37,594)	$(6,562)	$3,781	$(100)	$(40,475)

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Predecessor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Three months ended March 31, 2014	Three months ended March 31, 2014	Three months ended March 31, 2014	Three months ended March 31, 2014	Three months ended March 31, 2014
Total revenues	$96,562	$44,028	$—	$—	$140,590
Total investment costs and expenses	45,873	27,576	321	—	73,770
Total other income (loss)	64,516	(5,389)	13,713	—	72,840
Total other expenses	15,835	1,154	140	14,329	31,458
Income tax expense (benefit)	19	—	—	—	19
Net income (loss)	$99,351	$9,909	$13,252	$(14,329)	$108,183

(1)
Consists of certain expenses not allocated to individual segments including incentive fees of $12.9 million and insurance expenses, directors’ expenses and share-based compensation expense which are not allocated to individual segments.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Total assets	$8,202,142	$8,438,227	$297,169	$300,281	$227,853	$213,006	$—	$111	$8,727,164	$8,951,625

(1)
Total consolidated assets as of March 31, 2015 included $96.2 million of noncontrolling interests, of which $56.8 million was related to the Credit segment and $39.4 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2014 included $100.2 million of noncontrolling interests, of which $62.7 million was related to the Credit segment and $37.4 million was related to the Natural Resources segment.

NOTE 15. EARNINGS PER COMMON SHARE

Earnings per common share is not provided for the three months ended March 31, 2015 as the Company is now a subsidiary of KKR Fund Holdings, which owns 100 common shares of the Company constituting all of the Company’s outstanding common shares. The following table presents a reconciliation of basic and diluted net income (loss) per common share for the Predecessor Company (amounts in thousands, except per share information):

Predecessor Company
Three months ended March 31, 2014
Net income (loss)	$108,183
Less: Preferred share distributions	6,891
Net income (loss) available to common shares	$101,292
Less: Dividends and undistributed earnings allocated to participating securities	309
Net income (loss) allocated to common shares	$100,983
Basic:
Basic weighted average common shares outstanding	204,236
Net income (loss) per common share	$0.49
Diluted:
Diluted weighted average common shares outstanding(1)	204,236
Net income (loss) per common share	$0.49
Distributions declared per common share	$0.22

(1)	Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS

In connection with the Merger Transaction, accumulated other comprehensive loss is not provided for the three months ended March 31, 2015 as changes in the estimated fair value of all securities and cash flow hedges are recorded in the condensed consolidated statements of operations, within net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on derivatives and foreign exchange, respectively. The components of changes in accumulated other comprehensive loss for the Predecessor Company were as follows (amounts in thousands):

	Predecessor Company
	Three months ended March 31, 2014(1)
	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total
Beginning balance	$23,567	$(39,219)	$(15,652)
Other comprehensive loss before reclassifications	(303)	(3,831)	(4,134)
Amounts reclassified from accumulated other comprehensive loss(2)	(1,586)	—	(1,586)
Net current-period other comprehensive loss	(1,889)	(3,831)	(5,720)
Ending balance	$21,678	$(43,050)	$(21,372)

(1)	The Company’s gross and net of tax amounts are the same.

(2)
Includes an impairment charge of $2.9 million for investments which were determined to be other-than-temporary for the three months ended March 31, 2014. These reclassified amounts were included in net realized and unrealized gain (loss) on investments on the condensed consolidated statements of operations.

NOTE 17. SUBSEQUENT EVENTS

On May 7, 2015, the Company's board of directors declared a cash distribution for the quarter ended March 31, 2015 on its common shares totaling $34.3 million, or $342,908 per common share. The distribution was paid on May 8, 2015 to common shareholders of record as of the close of business on May 7, 2015.

On March 26, 2015, the Company’s board of directors declared a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on April 15, 2015 to preferred shareholders as of the close of business on April 8, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on March 31, 2015. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on‑balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of March 31, 2015, our CLO transactions consisted of KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”), KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”), KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2011‑ 1, Ltd. (“CLO 2011‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”) KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”) and KKR CLO 10, Ltd. (“CLO 10”) (collectively the “Cash Flow CLOs”). During February 2015, we called KKR Financial CLO 2006-1, Ltd ("CLO 2006-1") and repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our majority‑owned subsidiaries, including CLOs.

We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

On April 30, 2014, we completed the merger whereby KKR & Co. acquired all of our outstanding common shares through an exchange of equity through which our shareholders received 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN (the “Merger Transaction”). As of the close of trading on April 30, 2014, our common shares were delisted on the New York Stock Exchange (“NYSE”). However, our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes remain outstanding and we will continue to file periodic reports under the Securities Exchange Act of 1934.

Our Manager is a wholly‑owned subsidiary of KKR Credit Advisors (US) LLC, pursuant to an amended and restated management agreement (as amended the “Management Agreement”). KKR Credit Advisors (US) LLC is a wholly‑owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), which is a subsidiary of KKR & Co. L.P. (“KKR & Co.”).

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
In August 2014, the Financial Accounting Standards Board ("FASB") amended existing standards to provide an entity that consolidates a collateralized financing entity (“CFE”) that had elected the fair value option for the financial assets and financial liabilities of such CFE, an alternative to current fair value measurement guidance. In accordance with this guidance, beginning January 1, 2015, we elected to measure the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. We applied the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of January 1, 2015 totaling $1.9 million.
Unrealized gains and losses for these financial assets and liabilities carried at estimated fair value are reported in net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on debt, respectively, in the condensed consolidated statements of operations. Unrealized gains or losses primarily reflect the change in instrument values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. For the Successor period, upon the sale of a corporate loan or debt security, the net realized gain or loss is computed using the specific identification method. Comparatively, for the Predecessor period, the realized net gain or loss was computed on a weighted average cost basis.
Consolidated Summary of Results

Our net loss available to common shares for the three months ended March 31, 2015 and 2014 totaled $47.4 million and $101.3 million (or $0.49 per diluted common share). Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

Funding Activities

CLOs

On May 7, 2015, we closed KKR CLO 11, Ltd. ("CLO 11"), a 564500000 secured financing transaction maturing on April 15, 2027. We issued 507800000 par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.06%. We also issued $28.3 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 11 collateralize the CLO 11 debt, and as a result, those investments are not available to us, our creditors or shareholders.

CLO Warehouse Facility

On March 2, 2015, CLO 11, our subsidiary, entered into a $570.0 million CLO warehouse facility, which matured upon the closing of CLO 11 on May 7, 2015 ("CLO 11 Warehouse"). The CLO 11 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 11 Warehouse in full. Debt issued under the CLO 11 Warehouse was non-recourse to us beyond the assets of CLO 11 and bore interest at rates ranging from LIBOR plus 1.25% to 1.75%. As of March 31, 2015, there was $50.0 million of borrowings outstanding under the CLO 11 Warehouse. In addition, during April 2015, CLO 11 borrowed an incremental $140.0 million and upon the closing of CLO 11, the aggregate amount outstanding under the CLO 11 Warehouse was repaid.

Consolidation

Our Cash Flow CLOs are all variable interest entities (‘‘VIEs’’) that we consolidate as we have determined we have the power to direct the activities that most significantly impact these entities’ economic performance and we have both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities.

We also consolidate non-VIEs in which we hold a greater than 50 percent voting interest. The ownership interests held by third parties of our consolidated non-VIE entities are reflected as noncontrolling interests in our condensed consolidated financial statements. We began consolidating a majority of these non-VIE entities as a result of the asset contributions from our Parent during the second half of 2014. For certain of these entities, we previously held a percentage ownership, but following the incremental contributions from our Parent, we were presumed to have control.

As our condensed consolidated financial statements in this Quarterly Report on Form 10-Q are presented to reflect the consolidation of the CLOs and above entities we hold investments in, the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations also reflects these entities on a consolidated basis, which is consistent with the disclosures in our condensed consolidated financial statements.

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our Series A LLC Preferred Shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our gross ordinary income, regardless of whether or when they receive cash distributions. We generally allocate our gross ordinary income using a monthly convention, which means that we determine our gross ordinary income for the taxable year to be allocated to our Series A LLC Preferred Shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of our gross ordinary income. If the amount of cash distributed to our Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our Series A LLC Preferred Shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our Series A LLC Preferred Shares may still have a tax liability attributable to their allocation of our gross ordinary income from us during such year in the event that cash distributed in a prior year exceeded our gross ordinary income in such year.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared by management in conformity with GAAP. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. In addition to the below, refer to “Part I-Item 1. Financial Statements-Note 2. Summary of Significant Accounting Policies” for further discussion, specifically with regards to those accounting policies that applied to our Predecessor Company.

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

Equity and Interests in Joint Ventures and Partnerships, at Estimated Fair Value: Equity and interests in joint ventures and partnerships, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Interests in joint ventures and partnerships include certain investments related to the oil and gas, commercial real estate and specialty lending sectors. Valuation models are generally based on market comparables and discounted cash flow approaches, in which various internal and external factors are considered. Factors include key financial inputs and recent public and private transactions for comparable investments. Key inputs used for the discounted cash flow approach, which incorporates significant assumptions and judgment, include the weighted average cost of capital and assumed inputs used to calculate terminal values, such as earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) exit multiples. Natural resources investments are generally valued using a discounted cash flow analysis. Key inputs used in this methodology that require estimates include the weighted average cost of capital. In addition, the valuations of natural resources investments generally incorporate both commodity prices as quoted on indices and long‑term commodity price forecasts, which may be substantially different from, and are currently higher than, commodity prices on certain indices for equivalent future dates. Long‑term commodity price forecasts are utilized to capture the value of the investments across a range of commodity prices within the portfolio associated with future development and to reflect price expectations.

Upon completion of the valuations conducted using these approaches, a weighting is ascribed to each approach and an illiquidity discount is applied where appropriate. The ultimate fair value recorded for a particular investment will generally be within the range suggested by the two approaches.

Over-the-counter (‘‘OTC’’) Derivative Contracts: OTC derivative contracts may include forward, swap and option contracts related to interest rates, foreign currencies, credit standing of reference entities and equity prices. OTC derivatives are initially valued using quoted market prices, if available, or models using a series of techniques, including closed-form analytic formulae, such as the Black-Scholes option-pricing model, and/or simulation models in the absence of quoted market prices. Many pricing models employ methodologies that have pricing inputs observed from actively quoted markets, as is the case for generic interest rate swap and option contracts.

Residential Mortgage-Backed Securities, at Estimated Fair Value: RMBS are initially valued at transaction price and are subsequently valued using a third party valuation servicer. The most significant inputs to the valuation of these instruments are default and loss expectations and constant prepayment rates.

Collateralized Loan Obligation Secured Notes: As of January 1, 2015, we adopted the measurement alternative issued by the FASB whereby the financial liabilities of our consolidated CLOs were measured using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. We considered the fair value of these financial assets, which were classified as Level 2 assets, as more observable than the fair value of these financial liabilities, which were classified as Level 3 liabilities. As a result of this new basis of measurement, the CLO secured notes were transferred from Level 3 to Level 2 during the first quarter of 2015.

Prior to this adoption, CLO secured notes were initially valued at transaction price and subsequently valued using a third party valuation servicer. The approach used to estimate the fair values was the discounted cash flow method, which included consideration of the cash flows of the debt obligation based on projected quarterly interest payments and quarterly amortization. The debt obligations were discounted based on the appropriate yield curve given the debt obligation's respective maturity and credit rating. The most significant inputs to the valuation of these instruments were default and loss expectations and discount margins.

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Successor Company
Three months ended March 31, 2015	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
Total revenues	$94,958	$2,828	$—	$—	$97,786
Total investment costs and expenses	55,967	1,340	346	—	57,653
Total other income (loss)	(65,992)	(7,753)	4,581	—	(69,164)
Total other expenses	16,403	510	155	100	17,168
Income tax expense (benefit)	48	—	299	—	347
Net income (loss)	$(43,452)	$(6,775)	$3,781	$(100)	$(46,546)
Net income (loss) attributable to noncontrolling interests	$(5,858)	$(213)	$—	$—	$(6,071)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	(37,594)	(6,562)	3,781	(100)	(40,475)

(1) Consists of certain expenses insurance and directors’ expenses which are not allocated to individual segments.

	Predecessor Company
Three months ended March 31, 2014	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
Total revenues	$96,562	$44,028	$—	$—	$140,590
Total investment costs and expenses	45,873	27,576	321	—	73,770
Total other income (loss)	64,516	(5,389)	13,713	—	72,840
Total other expenses	15,835	1,154	140	14,329	31,458
Income tax expense (benefit)	19	—	—	—	19
Net income (loss)	$99,351	$9,909	$13,252	$(14,329)	$108,183

(1)
Consists of certain expenses not allocated to individual segments including incentive fees of $12.9 million and insurance expenses, directors’ expenses and share-based compensation expense which are not allocated to individual segments.

As discussed in ‘‘Executive Overview - Basis of Presentation,’’ our financial statements and transactional records prior to the Effective Date reflect our historical accounting basis of assets and liabilities and are labeled ‘‘Predecessor Company,’’ while such records subsequent to the Effective Date are labeled ‘‘Successor Company’’and reflect the push down basis of accounting for the new estimated fair values in the Company’s condensed consolidated financial statements. Accordingly, the following disclosure around the the results for the three months ended March 31, 2014 pertain to the Predecessor Company and may have a different basis of accounting.

Specifically, under the Predecessor Company, we had accounted for (i) corporate loans held for investment at amortized cost, net of an allowance for loan losses, (ii) corporate loans held for sale at lower of cost or estimated fair value and (iii) certain other investments at cost. In addition, all liabilities were carried at amortized cost. However, under the Successor Company, we elected to account for all financial assets and CLO secured notes at estimated fair value.

Net Income (Loss) Attributable to KKR Financial Holdings LLC and Subsidiaries

We consolidate majority owned entities for which we are presumed to have control. Noncontrolling interests represents the ownership interests that certain third parties hold in these entities that are consolidated in our financial results. The allocable share of income and expense attributable to these interests is accounted for as net income (loss) attributable to noncontrolling interests.

Successor Company net loss attributable to KKR Financial Holdings LLC and Subsidiaries for the three months ended March 31, 2015 was $40.5 million, which was net of $6.1 million of net loss attributable to noncontrolling interests. During the second half of 2014, we acquired control of certain entities, largely as a result of the asset contributions by our Parent, and began consolidating the financial results of these entities; as such, prior periods do not reflect noncontrolling interests.

Revenues

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and overriding royalty interest properties. In addition, revenues include dividend income primarily from our equity investments.

Revenues decreased $42.8 million in the first quarter of 2015 compared to the first quarter of 2014. This was primarily due to a decrease in oil and gas revenue by $41.2 million as a result of a transaction whereby certain of our entities holding natural resources assets were merged with certain investment entities of funds advised by KKR and partnerships held by wholly owned subsidiaries of Legend Production Holdings, LLC, a majority owned subsidiary of Riverstone Holdings LLC and the Carlyle Group, to create a new oil and gas company called Trinity River Energy, LLC (‘‘Trinity’’). As of March 31, 2015, the Trinity asset, which is carried at estimated fair value, totaled $44.6 million and was classified as interests in joint ventures and partnerships on our condensed consolidated balance sheets. Prior to the Trinity transaction, these natural resources assets had a carrying value of $206.1 million as of March 31, 2014 and were classified as oil and gas properties, net on our condensed consolidated balance sheets. Refer to “Revenues” below in the Natural Resources segment for further discussion.

Coupled with the $41.2 million decrease in oil and gas revenue, loan interest income also decreased $9.0 million in the first quarter of 2015 compared to the first quarter of 2014. This decrease was primarily due to a $5.8 million decrease in discount accretion income due to two factors. First, in connection with the Merger Transaction, our financial statements were adjusted to reflect the push down basis of accounting for the new estimated fair values of our assets and liabilities as of the Effective Date. Accordingly, all discount accretion and premium amortization recorded subsequent to the Merger Transaction was calculated based on the new asset values. Second, there were fewer paydowns during the first quarter of 2015 compared to the first quarter of 2014, which resulted in less accelerated discount accretion.

Partially offsetting the above decreases in revenue was a $6.0 million increase in securities interest income in the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of interest payments totaling (i) $3.7 million from a single investment contributed from our Parent during the fourth quarter of 2014 and (ii) $1.5 million from subordinated notes in third-party-controlled CLOs contributed from our Parent during the third quarter of 2014.

Investment Costs and Expenses

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties and other investment expenses. Total investment costs and expenses decreased $16.1 million in the first quarter of 2015 compared to the first quarter of 2014 primarily driven by a $25.4 million decrease in oil and gas-related costs as a direct result of the (i) elimination of costs related to the Trinity transaction, whereby certain of our entities holding natural resources assets were merged to create an interest in Trinity and (ii) distribution of certain natural resources assets focused on the development of oil and gas properties to our Parent in the third quarter of 2014. However, partially offsetting this decrease was an $8.6 million increase in interest expense as a result of (i) the closing of two new CLOs during the second half of 2014, which resulted in an additional $5.4 million of interest expense and (ii) the calling of CLO 2006-1 in February 2015, which resulted in $2.3 million of accelerated amortization of debt discount. Refer to “Investment Costs and Expenses” below in the Credit segment for further discussion.

Other Income (Loss)

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Other income (loss) decreased $142.0 million in the first quarter of 2015 to a loss of $69.2 million compared to the first quarter of 2014 which had other income of $72.8 million. A majority of the other loss in the first quarter of 2015 was due to an $83.8 million unrealized loss on debt as compared to zero in the first quarter of 2014. Pursuant to the Merger Transaction, we elected the fair value option of accounting for our collateralized loan obligation secured notes as of the Effective Date with any changes in estimated fair value recorded in net realized and unrealized gain (loss) on debt in the condensed consolidated statements of operations. Prior to the Merger Transaction, we had accounted for the CLO secured notes at amortized cost.

Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less, (ii) the sum of the fair value of any beneficial interests retained by us. During the three months ended March 31, 2015, the estimated fair value of the financial assets held in our CLOs, primarily comprised of corporate loans and high yield debt, increased. Accordingly, the aggregate financial liabilities of our CLOs had a corresponding increase in estimated fair value, which resulted in unrealized losses on our condensed consolidated statements of operations.
Additionally, net realized and unrealized gain on investments declined $57.9 million in the first quarter of 2015 compared to the first quarter of 2014 primarily as a result of two factors. First, we had unrealized losses in both our equity investments and interests in joint ventures and partnerships during the first quarter of 2015 as compared to unrealized gains during the first quarter of 2014. Partially offsetting these unrealized losses was an increase in unrealized gains on our corporate loans portfolio largely attributable to general market conditions. For example, the S&P/LSTA Loan Index returned 2.1% for the three months ended March 31, 2015 as compared to 1.2% for the same period in the prior year. Second, during the first quarter of 2014, an $8.4 million beneficial change in the lower of cost or estimated fair value adjustment for certain corporate loans held for sale was recorded. In connection with the Merger Transaction and as of the Effective Date, all of our corporate loans are carried at estimated fair value with changes in estimated fair value recorded in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Other Expenses
Other expenses include related party management compensation, general, administrative and directors’ expenses and professional services. Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, collateral management fees and incentive fees. In connection with the Merger Transaction, our Predecessor Company’s common shares were converted into 0.51 KKR & Co. common units. As such, prior to the Effective Date, we accounted for share‑based compensation issued to our directors and to our Manager using the fair value based methodology. Share‑based compensation related to restricted common shares and common share options granted to our Manager were also included in related party management compensation.
Base Management Fees
We pay our Manager a base management fee quarterly in arrears. During 2015 and 2014, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee.
In addition, during 2014, we invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, our Manager agreed to reduce the base management fee payable by us to our Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership.
The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company	Predecessor Company
	Three months ended March 31, 2015	Three months ended March 31, 2014
Base management fees, gross	$8,491	$9,992
CLO management fees credit(1)	(4,438)	(6,370)
Other related party fees credit	—	—
Total base management fees, net	$4,053	$3,622

(1)	See “CLO Management Fees” for further discussion.

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

Beginning in June 2013, our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007‑A and CLO 2012-1 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these three CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.
The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company	Predecessor Company
	Three months ended March 31, 2015	Three months ended March 31, 2014
Charged and retained CLO management fees(1)	$1,729	$2,166
CLO management fees credit	4,438	6,370
Total CLO management fees	$6,167	$8,536

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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
For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Other expenses decreased $14.3 million in the first quarter of 2015 compared to the first quarter of 2014 predominantly due to a $15.4 million decrease in related party management compensation. Incentive fees, which are a component of related party management compensation, and which are based in part upon our achievement of specified levels of net income, totaled zero for the first quarter of 2015 as compared to $12.9 million in the first quarter of 2014, as a result of higher quarterly “net income” in the prior-year period as defined in the Management Agreement.

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
We evaluate the performance of our reportable segments based on several net income (loss) components. Net income (loss) includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period‑end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share‑based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part I-Item 1. Financial Statements-Note 14. Segment Reporting.”
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	Successor Company	Predecessor Company
	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Revenues
Corporate loans and securities interest income	$87,611	$86,467
Residential mortgage-backed securities interest income	806	1,619
Net discount accretion	2,501	5,809
Dividend income	4,007	2,656
Other	33	11
Total revenues	94,958	96,562
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	40,025	29,294
Credit facilities	—	439
Convertible senior notes	—	1
Senior notes	6,743	6,917
Junior subordinated notes	3,969	3,507
Interest rate swaps	4,379	5,480
Other interest expense	—	13
Total interest expense	55,116	45,651
Other	851	222
Total investment costs and expenses	55,967	45,873
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	(5,541)	—
Credit default swaps	—	(181)
Total rate of return swaps	(186)	(1,829)
Common stock warrants	(1,891)	14
Foreign exchange(1)	(464)	(265)
Options	(903)	(411)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	(8,985)	(2,672)
Net realized and unrealized gain (loss) on investments(2)	22,956	58,511
Net realized and unrealized gain (loss) on debt	(83,816)	—
Lower of cost or estimated fair value(2)	—	8,351
Impairment of securities available for‑sale and private equity at cost(2)	—	(2,928)
Other income	3,853	3,254
Total other income (loss)	(65,992)	64,516
Other expenses
Related party management compensation:
Base management fees	3,795	3,296
CLO management fees	6,167	8,536

Total related party management compensation	9,962	11,832
Professional services	1,064	1,456
Other general and administrative	5,377	2,547
Total other expenses	16,403	15,835
Income (loss) before income taxes	(43,404)	99,370
Income tax expense (benefit)	48	19
Net income (loss)	$(43,452)	$99,351

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)	For the three months ended March 31, 2014, represents components of total net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Revenues

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues decreased $1.6 million in the first quarter of 2015 compared to the first quarter of 2014. The decrease was primarily attributable to a $3.3 million decrease in net discount accretion, the majority of which was in the loan portfolio. As discussed above, in connection with the Merger Transaction, our financial statements were adjusted to reflect new estimated fair values of our assets and liabilities as of the Effective Date. Accordingly, all discount accretion and premium amortization recorded subsequent to the Merger Transaction was calculated based on the new asset values.

The $3.3 million decrease in net discount accretion was partially offset by a $1.4 million increase in dividend income in the first quarter of 2015 compared to the first quarter of 2014. We primarily receive dividends on our equity investments and interests in joint ventures and partnerships, at estimated fair value. However, unlike our corporate debt portfolio that have stated coupon rates, dividends are not necessarily contractual in their amounts or timing and may vary depending on investment performance.

Investment Costs and Expenses

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Total investment costs and expenses increased $10.1 million in the first quarter of 2015 compared to the first quarter of 2014. The increase was largely as a result of interest expense on our collateralized loan obligation secured notes which increased $10.7 million in the first quarter of 2015 compared to the prior year period. This increase was largely attributable to the following two factors. First, during the second half of 2014, we closed CLO 9 in September 2014, a $518.0 million secured financing transaction and CLO 10 in December 2014, a $415.6 million secured financing transaction. Interest expense related to these two CLOs totaled $5.4 million for the first quarter of 2015. Second, we recorded an additional $2.3 million of interest expense as a result of accelerated accretion of debt discount for CLO 2006-1, which was called in February 2015.

Other Income (Loss)

Other income (loss) consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market and foreign currency exchange rates as of each period-end.

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Total other income (loss) decreased $130.5 million in the first quarter of 2015 to a loss of $66.0 million compared to the first quarter of 2014 which had other income of $64.5 million. This decrease was largely attributable to the following two factors.

First, unrealized loss on debt totaled $83.8 million in the first quarter of 2015 compared to zero in the first quarter of 2014. Pursuant to the Merger Transaction, we elected the fair value option of accounting for our CLO secured notes as of the Effective Date with any changes in estimated fair value recorded in net realized and unrealized gain (loss) on debt in the condensed consolidated statements of operations. Prior to the Merger Transaction, we recorded our CLO secured notes at amortized cost.

As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less, (ii) the sum of the fair value of any beneficial interests retained by us. During the three months ended March 31, 2015, the estimated fair value of the financial assets held in our CLOs, primarily comprised of corporate loans and high yield debt, increased. Accordingly, the aggregate financial liabilities of our CLOs had a corresponding increase in estimated fair value, which resulted in unrealized losses on our condensed consolidated statements of operations.
Second, net realized and unrealized gain on investments declined $35.6 million in the first quarter of 2015 compared to the first quarter of 2014 as a result of significant unrealized losses on equity investments and interests in joint ventures and partnerships in the first quarter of 2015. Refer to the table below for the components of net realized and unrealized gain (loss) on investments. Specifically, $40.1 million of unrealized losses were attributable to two investments, one focused on the marine sector and the other focused on the education sector, which was restructured during the first quarter of 2015. Lastly, during the first quarter of 2014 we recognized an $8.4 million beneficial change in the lower of cost or estimated fair value adjustment for certain corporate loans held for sale as compared to zero in the first quarter of 2015. As discussed above in “Executive Overview - Basis of Presentation,” in connection with the Merger Transaction, the Successor Company accounts for all of its corporate loans and CLO secured notes at estimated fair value. Accordingly, as of the Effective Date, the Successor Company no longer records lower of cost or estimated fair value adjustments for corporate loans held for sale.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Successor Company			Predecessor Company
	For the three months ended March 31, 2015			For the three months ended March 31, 2014
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$82,274	$(16,182)	$66,092	$9,990	$10,331	$20,321
Corporate debt securities	1,680	399	2,079	4,909	4,914	9,823
RMBS	153	(924)	(771)	13,387	(9,846)	3,541
Equity investments, at estimated fair value	(22,426)	1,424	(21,002)	2,640	11,860	14,500
Interests in joint ventures and partnerships, at estimated fair value and other	(23,442)	—	(23,442)	10,326	—	10,326
Total	$38,239	$(15,283)	$22,956	$41,252	$17,259	$58,511

Other Expenses

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Other expenses increased $0.6 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to a $2.8 million increase in general and administrative expenses, partially offset by a $1.9 million decrease in related party management compensation, which includes base management fees and CLO management fees. CLO management fees decreased $2.4 million in the first quarter of 2015 compared to the prior year period primarily due to a reduction in CLO management fee credits. As the aggregate principal balance of cash and assets in CLOs decline, so do CLO management fees. See “Consolidated Results” above for further discussion around the CLO management fees.

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	Successor Company	Predecessor Company
	For the three months ended March 31, 2015	For the three months ended March 31, 2015
Revenues
Oil and gas revenue:
Natural gas sales	$330	$10,612
Oil sales	1,841	26,872
Natural gas liquids sales	657	4,804
Other	—	1,740
Total revenues	2,828	44,028
Investment costs and expenses
Oil and gas production costs:
Lease operating expenses	—	5,161
Workover expenses	—	619
Transportation and marketing expenses	—	3,407
Severance and ad valorem taxes	(48)	1,647
Total oil and gas production costs	(48)	10,834
Oil and gas depreciation, depletion and amortization	1,002	15,542
Interest expense:
Credit facilities	—	548
Senior notes	243	481
Junior subordinated notes	143	244
Total interest expense	386	1,273
Other	—	(73)
Total investment costs and expenses	1,340	27,576
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Commodity swaps	—	(5,581)
Total net realized and unrealized gain (loss) on derivatives and foreign exchange	—	(5,581)
Net realized and unrealized gain (loss) on investments	(7,753)	—
Other income	—	192
Total other income (loss)	(7,753)	(5,389)
Other expenses
Related party management compensation:
Base management fees	137	229
Total related party management compensation	137	229
Professional services	38	439
Insurance	—	56
Other general and administrative	335	430
Total other expenses	510	1,154
Income (loss) before income taxes	(6,775)	9,909
Income tax expense (benefit)	—	—
Net income (loss)	$(6,775)	$9,909

As described above, on September 30, 2014, we closed the Trinity transaction. As of March 31, 2015, our Trinity asset, which is carried at estimated fair value, totaled $44.6 million and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on our condensed consolidated balance sheets.

In addition, during the third quarter of 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent.

Revenues

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues decreased $41.2 million in the first quarter of 2015 compared to the first quarter of 2014 as a result of the loss of revenues from oil and gas properties contributed to Trinity and the distribution of natural resource assets to our Parent during the second half of 2014, which combined, significantly reduced the carrying value of our oil and gas properties to $119.3 million as of March 31, 2015. Comparatively, our oil and gas properties, comprised of working and overriding royalty interests, had a carrying amount of $427.7 million as of March 31, 2014.

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

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Total investment costs and expenses decreased $26.2 million in the first quarter of 2015 compared to the first quarter of 2014 primarily due to a $14.5 million decrease in DD&A. Additionally, oil and gas production costs declined $10.9 million in the first quarter of 2015 compared to the prior year, most notably in lease operating expenses and transportation and marketing expenses. DD&A and production costs relate solely to our oil and gas properties. As a result of the contribution of oil and gas assets to Trinity and the distribution of natural resource assets to our Parent during the second half of 2014, our oil and gas properties balance declined, as did the related expenses for DD&A and production.

Separately, in the first quarter of 2015, we received a tax refund of less than $0.1 million and as such, reversed the previously recorded expense in the current period.

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

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Total other loss increased $2.4 million in the first quarter of 2015 compared to the first quarter of 2014, primarily as a result of a $7.8 million net realized and unrealized loss on our investments, of which $7.0 million was related to unrealized losses on Trinity. Specifically, the unrealized losses were primarily attributable to a significant drop in long-term oil, condensate, natural gas liquids, and natural gas prices, which began during the fourth quarter of 2014, but continued into the first quarter of 2015. For example, the 2017 price of WTI crude oil declined from approximately $67 per barrel as of December 31, 2014 to $61 per barrel as of March 31, 2015, while the 2017 price of natural gas declined from approximately $3.77 per mcf as of December 31, 2014 to $3.35 per mcf as of March 31, 2015. For further information regarding our natural resources valuation methodologies, refer to “Fair Value of Financial Instruments” in "Part I-Item 1. Financial Statements-Note 2. Summary of Significant Accounting Policies."

Other Expenses

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Total other expenses decreased $0.6 million in the first quarter of 2015 compared to the first quarter of 2014. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. The carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships totaled $255.7 million, excluding noncontrolling interests, as of March 31, 2015, compared to $427.7 million as of March 31, 2014. General and administrative expenses include reimbursable costs and payments due to the third party engaged to operate and manage a portion of our interests.

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	Successor Company	Predecessor Company
	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Revenues
Dividend income	$—	$—
Total revenues	—	—
Investment costs and expenses
Interest expense:
Credit facilities	—	13
Senior notes	216	204
Junior subordinated notes	127	104
Total interest expense	343	321
Other	3	—
Total investment costs and expenses	346	321
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	(115)	(117)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	(115)	(117)
Net realized and unrealized gain (loss) on investments	4,696	13,830
Total other income (loss)	4,581	13,713
Other expenses
Related party management compensation:
Base management fees	121	97
Total related party management compensation	121	97
Professional services	34	43
Total other expenses	155	140
Income before income taxes	4,080	13,252
Income tax expense	299	—
Net income	$3,781	$13,252

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Revenues

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

As of March 31, 2015 and 2014, our commercial real estate assets had a carrying value of $226.9 million and $221.1 million, respectively and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Revenues totaled zero for both the the first quarter of 2015 and 2014. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from commercial real estate assets are often delayed from the date of acquisition and episodic in their frequency and amount.

Investment Costs and Expenses

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Investment costs and expenses remained relatively flat at $0.3 million for both the first quarter of 2015 and 2014. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of March 31, 2015 and 2014, our commercial real estate assets had carrying values of $226.9 million and $221.1 million, respectively, and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets.

Other Income (Loss)

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Other income decreased $9.1 million in the first quarter of 2015 compared to the first quarter of 2014. A majority of the decrease was due to smaller unrealized gains on our legacy commercial real estate holdings in the first quarter of 2015 as compared to 2014. Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Other Expenses

For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Other expenses increased slightly in the first quarter of 2015 compared to the first quarter of 2014 primarily due to a modest increase in total allocable net base management fees expense. Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

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
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three months ended March 31, 2015 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.

CLO 2005‑1, CLO 2005‑2, CLO 2006‑1, CLO 2007‑1, CLO 2007‑A, CLO 2009‑1 and CLO 2011‑1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.
Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state and foreign income tax expense related to the 2015 tax year. For the three months ended March 31, 2015, we recorded $0.2 million of federal tax expenses and less than $0.1 million of state income tax expense for our domestic corporate subsidiaries. Additionally, we recorded less than $0.1 million of state income tax expense for our non-corporate subsidiaries for the three months ended March 31, 2015. Accordingly, for the three months ended March 31, 2015, we recorded total income tax expense of $0.3 million. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

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
Corporate Debt Portfolio
Our corporate debt investment portfolio primarily consists of investments in corporate loans and corporate debt securities. Our corporate loans primarily consist of senior secured, second lien and subordinated loans. The corporate loans we invest in are generally below investment grade and are primarily floating rate indexed to either one‑month or three‑month LIBOR. Our investments in corporate debt securities primarily consist of fixed rate investments in below investment grade corporate bonds that are senior secured, senior unsecured and subordinated. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability.
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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $6.3 billion as of March 31, 2015 and $6.9 billion as of December 31, 2014. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.
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
The following table summarizes our corporate loans portfolio stratified by type:
Corporate Loans
(Amounts in thousands)

	March 31, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$6,170,836	$6,045,198	$5,926,458	$6,735,553	$6,565,011	$6,357,273
Second lien	8,078	5,265	6,246	20,569	17,116	18,961
Subordinated	125,806	103,369	98,820	151,251	128,443	130,330
Total	$6,304,720	$6,153,832	$6,031,524	$6,907,373	$6,710,570	$6,506,564

As of March 31, 2015, $6.2 billion par amount, or 98.7%, of our corporate loan portfolio was floating rate and $82.7 million par amount, or 1.3%, was fixed rate. In addition, as of March 31, 2015, $181.9 million par amount, or 2.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 79.5% was denominated in Euros. As of December 31, 2014, $6.7 billion par amount, or 96.9%, of our corporate loan portfolio was floating rate and $213.2 million par amount, or 3.1%, was fixed rate. In addition, as of December 31, 2014, $234.3 million par amount, or 3.4%, of our corporate loan portfolio was denominated in foreign currencies, of which 78.1% was denominated in Euros.
As of March 31, 2015, our fixed rate corporate loans had a weighted average coupon of 14.1% and a weighted average years to maturity of 4.5 years, as compared to 8.8% and 2.8 years, respectively, as of December 31, 2014. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.5% as of both March 31, 2015 and December 31, 2014, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.7% as of both March 31, 2015 and December 31, 2014. The weighted average years to maturity of our floating rate corporate loans was 4.0 years as of March 31, 2015 and 4.1 years as of December 31, 2014.
Successor Company
Non‑Accrual Loans
Loans are placed on non‑accrual when there is uncertainty regarding whether future income amounts on the loan will be earned and collected. While on non‑accrual status, interest income is recognized using the cost‑recovery method, cash‑basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is not in doubt. When placed on non‑accrual status, previously recognized accrued interest is reversed and charged against current income.
As of March 31, 2015, we held a total par value and estimated fair value of non-accrual loans of $452.9 million and $268.5 million, respectively, and $580.1 million and $342.1 million, respectively, as of December 31, 2014.
Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of both March 31, 2015 and December 31, 2014, we held four corporate loans that were in default with a total estimated fair value of $250.0 million and $266.9 million, respectively, from two issuers.
Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2015, approximately 36% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC (“TXU”) and First Data Corp., which combined represented $613.7 million, or approximately 10% of the aggregate estimated fair value of our corporate loans. As of December 31, 2014, approximately 38% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and First Data Corp., which combined represented $700.4 million, or approximately 11% of the aggregate estimated fair value of our corporate loans.

Predecessor Company
Allowance for Loan Losses
As discussed in “Executive Overview-Merger with KKR & Co.”, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for an allowance for loan losses. Accordingly, disclosure related to allowance for loan losses pertains to the Predecessor Company.
The following table summarizes the changes in the allowance for loan losses for our corporate loan portfolio (amounts in thousands):

For the three months ended March 31, 2014
Allowance for loan losses:
Beginning balance	$224,999
Provision for loan losses	—
Charge-offs	(1,458)
Ending balance	$223,541

The charge-offs recorded during the three months ended March 31, 2014 were comprised primarily of loans modified in TDRs.

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

Non‑Accrual Loans
Under the Predecessor Company, we held certain corporate loans designated as being non‑accrual, impaired and/or in default. Non‑accrual loans consisted of (i) corporate loans held for investment, including impaired loans, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value. Any of these three classifications may have included those loans modified in a troubled debt restructuring (“TDR”), which were typically designated as being non‑accrual (see “Troubled Debt Restructurings” section below).
During the three months ended March 31, 2014, we recognized $4.2 million of interest income from cash receipts for loans on non‑accrual status.
Impaired Loans
As discussed in “Executive Overview-Merger with KKR & Co.”, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need to assess loans for impairment. Accordingly, disclosures related to impaired loans pertain to the Predecessor Company. Prior to the Effective Date, impaired loans consisted of loans held for investment where we had determined that it was probable that we would not recover our outstanding investment in the loan under the contractual terms of the loan agreement. Impaired loans may or may not have been in default at the time a loan was designated as being impaired and all impaired loans were placed on non‑accrual status.
Troubled Debt Restructurings
As discussed above, in connection with the Merger Transaction, we account for all of our corporate loans at estimated fair value as of the Effective Date. Accordingly, required disclosure related to TDRs pertains to the Predecessor Company. The recorded investment balance of TDRs at March 31, 2014 totaled $80.3 million, related to four issuers. Loans whose terms had been modified in a TDR were considered impaired, unless accounted for at fair value or the lower of cost or estimated fair value, and were typically placed on non‑accrual status, but could have been moved to accrual status when, among other criteria, payment in full of all amounts due under the restructured terms was expected and the borrower had demonstrated a sustained period of repayment performance, typically six months. As of March 31, 2014, $55.3 million of TDRs were included in non‑accrual loans (see “Non‑Accrual Loans” section above). As of March 31, 2014, the allowance for loan losses included specific reserves of $22.1 million related to TDRs.
The following table presents the aggregate balance of loans whose terms have been modified in a TDR during the three months ended March 31, 2014 (dollar amounts in thousands):

	Three months ended March 31, 2014
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

During the three months ended March 31, 2014, the Company modified an aggregate recorded investment of $195.4 million related to two issuers in restructurings which qualified as TDRs. These restructurings involved conversions of the loans into one of the following: (i) a combination of equity carried at estimated fair value and cash, or (ii) a combination of equity and loans carried at estimated fair value with extended maturities ranging from an additional three to five‑year period and a higher spread of 4.0%. Prior to the restructurings, one of the TDRs described above was already identified as impaired and had specific allocated reserves, while the other two were loans carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre‑modified loans and the estimated fair value of the new assets plus cash received was charged‑off against the allowance for loan losses. The TDRs resulted in $1.1 million of charge‑offs, or 76% of the total $1.5 million of charge‑offs recorded during the three months ended March 31, 2014.

As of March 31, 2014, there were no commitments to lend additional funds to the issuers whose loans had been modified in a TDR and no loans modified as TDRs were in default within a twelve month period subsequent to their original restructuring.
During the three months ended March 31, 2014, we modified $1.0 billion amortized cost of corporate loans that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non‑troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.
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

The following table summarizes the changes in our corporate loans held for sale balance (amounts in thousands):

For the three months ended March 31, 2014
Loans Held for Sale:
Beginning balance	$279,748
Transfers in	238,115
Transfers out	—
Sales, paydowns, restructurings and other	(15,527)
Lower of cost or estimated fair value adjustment(1)	8,351
Net carrying value	$510,687

(1)	Represents the recorded net adjustment to earnings for the respective period.

During the three months ended March 31, 2014, we transferred $238.1 million amortized cost amount of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and the determination by us to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. During the three months ended March 31, 2014, we did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio (amounts in thousands):

For the three months ended March 31, 2014
Lower of cost or estimated fair value:
Beginning balance	$(15,920)
Sale and paydown of loans held for sale	43
Transfer of loans to held for investment	—
Declines in estimated fair value	(58)
Recoveries in estimated fair value	8,409
Ending balance	$(7,526)

We recorded a $8.4 million reduction to the lower of cost or estimated fair value adjustment for the three months ended March 31, 2014 for certain loans held for sale, which had a carrying value of $510.7 million as of March 31, 2014.

Corporate Debt Securities
Our corporate debt securities portfolio had an aggregate par value of $586.8 million and $634.7 million as of March 31, 2015 and December 31, 2014, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets.
In connection with the Merger Transaction and as of the Effective Date, we account for all of our securities, including RMBS, at estimated fair value. Prior to the Effective Date, we accounted for securities based on the following categories: (i) securities available‑for‑sale, which were carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss; (ii) other securities, at estimated fair value, with unrealized gains and losses recorded in the consolidated statements of operations; and (iii) RMBS, at estimated fair value, with unrealized gains and losses recorded in the consolidated statements of operations.
The following table summarizes our corporate debt securities portfolio stratified by type:
Corporate Debt Securities
(Amounts in thousands)

	March 31, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$205,777	$184,269	$174,018	$225,898	$204,222	$200,196
Senior unsecured	174,574	180,261	183,011	196,155	201,700	195,955
Subordinated	206,449	188,460	181,306	212,695	193,537	187,270
Total	$586,800	$552,990	$538,335	$634,748	$599,459	$583,421

As of March 31, 2015, $369.7 million par amount, or 75.5%, of our corporate debt securities portfolio was fixed rate and $120.0 million par amount, or 24.5%, was floating rate. In addition, we had $97.2 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2014, $413.2 million par amount, or 77.8%, of our corporate debt securities portfolio was fixed rate and $118.2 million par amount, or 22.2%, was floating rate. In addition, we had $103.4 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs.
As of March 31, 2015, $74.4 million par amount, or 12.7%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 95.4% was denominated in Euros. As of December 31, 2014, $85.2 million par amount, or 13.4%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 95.8% was denominated in Euros.
As of March 31, 2015, our fixed rate corporate debt securities had a weighted average coupon of 8.1% and a weighted average years to maturity of 3.9 years, as compared to 8.2% and 4.4 years, respectively, as of December 31, 2014. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 13.6% as of March 31, 2015 and 13.3% as of December 31, 2014, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.6% and 1.7% as of March 31, 2015 and December 31, 2014, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 7.4 years and 7.7 years as of March 31, 2015 and December 31, 2014, respectively.
Successor Company
Defaulted Securities
As of both March 31, 2015 and December 31, 2014, we had a corporate debt security from one issuer in default with an estimated fair value of $6.9 million and $8.7 million, respectively, which was on non-accrual status.
Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2015, approximately 73% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, LCI Helicopters Limited and JC Penney Corp. Inc. which combined represented $219.1 million, or approximately 41% of the estimated fair value of our corporate debt securities. As of December 31, 2014, approximately 70% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, JC Penney Corp. Inc. and LCI Helicopters Limited which combined represented $213.6 million, or approximately 37% of the estimated fair value of our corporate debt securities.
Predecessor Company
Impaired Securities
During the three months ended March 31, 2014, we recorded impairment losses totaling $2.9 million for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

Other Holdings
Our other holdings primarily consisted of oil and gas assets, marketable and private equity investments, as well as interests in joint ventures and partnerships.
Natural Resources Holdings
Working Interests
On September 30, 2014, we closed the Trinity transaction. In connection with the transaction, the related nonrecourse, asset-based revolving credit facility maturing on November 5, 2015, which was used to partially finance our natural resources assets, was terminated with all amounts outstanding repaid as of September 30, 2014. As of March 31, 2015 and December 31, 2014, our Trinity asset, which was carried at estimated fair value, totaled $44.6 million and $51.6 million, respectively, and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net on our condensed consolidated balance sheets.
In addition, during the third quarter of 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent. The related nonrecourse, asset-based revolving credit facility maturing on February 27, 2018, which was used to partially finance these natural resources assets, was terminated with all amounts outstanding repaid as of July 1, 2014.
Accordingly, as of both March 31, 2015 and December 31, 2014, we had zero working interests, classified as oil and gas properties, net on the condensed consolidated balance sheets.
Royalty Interests
In addition to natural resources working interests, we own overriding royalty interests in acreage located in south Texas. The overriding royalty interests include producing oil and natural gas properties. We had approximately 680 and 571 gross productive wells as of March 31, 2015 and December 31, 2014, respectively, in which we own an overriding royalty interest only, and the acreage is still under development. The overriding royalty interest properties are operated by unaffiliated third parties and as of March 31, 2015 and December 31, 2014, had net carrying values of $119.3 million and $120.3 million, respectively.
Equity Holdings
As of March 31, 2015 and December 31, 2014, our equity investments carried at estimated fair value had an estimated fair value of $201.6 million and $181.4 million, respectively. As discussed further below under “Contributions and Distributions,” we distributed certain equity investments, at estimated fair value to our Parent during the second half of 2014.
Interests in Joint Ventures and Partnerships Holdings
As of March 31, 2015 and December 31, 2014, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate estimated fair value of $719.3 million, which includes noncontrolling interests of $96.2 million and $718.8 million, which includes noncontrolling interests of $100.2 million, respectively.
Equity
As discussed in “Executive Overview-Basis of Presentation”, in connection with the Merger Transaction, purchase accounting required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss be recognized within the equity section of our condensed consolidated financial statements. In addition, as of the Effective Date, we discontinued hedge accounting for our cash flow hedges and elected the fair value option of accounting for our securities available‑for‑sale, both of which resulted in any changes in estimated fair value to be recorded in the condensed consolidated statements of operations, rather than accumulated other comprehensive loss.
On June 27, 2014, our board of directors approved a reverse stock split whereby the number of our issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by our Parent.
Our total equity at March 31, 2015 totaled $2.4 billion, which included $96.2 million of noncontrolling interests related to entities we now consolidate, compared to $2.5 billion, which included $100.2 million of noncontrolling interests, at December 31, 2014. Noncontrolling interests represent the equity component held by third parties.
Under the Predecessor Company, our average common shareholders’ equity and return on average common shareholders’ equity for the three months ended March 31, 2014 was $2.2 billion and 18.9%, respectively. Return on average common shareholders’ equity is defined as net income available to common shares divided by weighted average equity.
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
Separately, on June 27, 2014 and July 31, 2014, our board of directors approved the receipt of contributions by us from our Parent of cash, CLO subordinated notes controlled by a third‑party, a corporate loan and interests in joint ventures and partnerships focused on specialty lending. The estimated fair value of these contributions totaled approximately $291.5 million, comprised of $235.8 million of cash and $55.7 million of assets at the time of transfer. These contributions were completed during the third quarter of 2014.
In addition, on December 26, 2014, our board of directors approved the receipt of contributions by us from our Parent of corporate loans, debt securities, equity investments at estimated fair value and interests in joint ventures and partnerships. The estimated fair value of these contributions totaled approximately $182.5 million at the time of transfer and were completed on December 29, 2014. In connection with these contributions, we received $0.9 million of other assets as a result of consolidating a non‑ VIE in which we now hold a greater than 50 percent voting interest.
Preferred Shareholders
On March 26, 2015, our board of directors declared a cash distribution on our Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on April 15, 2015 to preferred shareholders as of the close of business on April 8, 2015.
Common Shareholders
On May 7, 2015, our board of directors declared a cash distribution for the quarter ended March 31, 2015 on our common shares totaling $34.3 million, or $342,908 per common share. The distribution was paid to common shareholders of record as of May 7, 2015 and paid on May 8, 2015.
On February 26, 2015, our board of directors declared a cash distribution for the quarter ended December 31, 2014 on our common shares totaling $55.2 million, or $551,627 per common share. The distribution was paid to common shareholders of record as of February 26, 2015 and paid on February 27, 2015.
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
We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by our Predecessor Company’s common shareholders on the sale of assets held by the Predecessor Company may have been higher or lower depending upon the purchase price such shareholders paid for our Predecessor Company’s common shares. Holders of Series A LLC Preferred Shares will not be allocated any gains or losses from any sale of our assets. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. See “Non‑Cash ‘Phantom’ Taxable Income” below for further discussion about taxable income allocable to holders of our shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.
LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of March 31, 2015, we had unrestricted cash and cash equivalents totaling $242.6 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, as of March 31, 2015, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

Sources of Funds

Cash Flow CLO Transactions

In accordance with GAAP, we consolidate each of our CLO subsidiaries, or Cash Flow CLOs, as we have the power to direct the activities of these VIEs, as well as the obligation to absorb losses of the VIEs or the right to receive benefits of the

VIEs that could potentially be significant to the VIEs. We utilize CLOs to fund our investments in corporate loans and corporate debt securities.

On May 7, 2015, we closed CLO 11, a 564500000 secured financing transaction maturing on April 15, 2027. We issued 507800000 par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.06%. We also issued $28.3 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 11 collateralize the CLO 11 debt, and as a result, those investments are not available to us, our creditors or shareholders.

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

During the three months ended March 31, 2014, we issued: (i) $21.9 million par amount of CLO 2007-1 class E notes for proceeds of $21.9 million, (ii) $29.8 million par amount of CLO 2007-A class G notes for proceeds of $30.2 million and (iii) $29.8 million par amount of CLO 2007-A class H notes for proceeds of $30.1 million.

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

In the case of CLO 2011-1, the agreement specifies a par value ratio test (‘‘PVR Test’’), whereby if the PVR Test is below 120.0%, up to 50% of all interest collections that otherwise are payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. Similarly, if the PVR Test is below 120.0%, the principal collections that otherwise would be payable to us are used to amortize the senior loan amount outstanding by the lower of the amount required to bring the PVR Test into compliance and the outstanding loan amount. The par value ratio is calculated based on the par value portfolio collateral value divided by the outstanding loan balance. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default or is a CCC-rated asset in excess of the CCC-rated asset limit percentage specified for CLO 2011-1, in which case the collateral value of such asset is the market value of such asset.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of March 31, 2015, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2007-1 were no longer in their reinvestment periods as of March 31, 2015. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9 and CLO 10 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018 and December 2018, respectively.

Pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of their respective non-call periods. During February 2015, we called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. In connection with the repayment of CLO 2006-1 notes, the related pay-fixed, receive-variable interest rate swap to hedge interest rate risk associated with CLO 2006-1, with a contractual notional amount of $84.0 million, was terminated. In addition, during July 2014, we called CLO 2007-A and subsequently repaid aggregate senior and mezzanine notes totaling $494.9 million in 2014.

During the three months ended March 31, 2015, $169.8 million of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 senior notes were repaid. During the three months ended March 31, 2014, $54.4 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends.

CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the three months ended March 31, 2015 and 2014, $1.5 million and zero, respectively, of original CLO 2011-1 senior notes were repaid.

CLO Warehouse Facility

On March 2, 2015, CLO 11, our subsidiary, entered into a $570.0 million CLO warehouse facility, which matured upon the closing of CLO 11 on May 7, 2015 ("CLO 11 Warehouse"). The CLO 11 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 11 Warehouse in full. Debt issued under the CLO 11 Warehouse was non-recourse to us beyond the assets of CLO 11 and bore interest at rates ranging from LIBOR plus 1.25% to 1.75%. As of March 31, 2015, there was $50.0 million of borrowings outstanding under the CLO 11 Warehouse. In addition, during April 2015, CLO 11 borrowed an incremental $140.0 million and upon the closing of CLO 11, the aggregate amount outstanding under the CLO 11 Warehouse was repaid.

Off-Balance Sheet Commitments

We participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of March 31, 2015 and December 31, 2014, we had unfunded financing commitments totaling $5.3 million and $9.5 million, respectively.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to total approximately $151.9 million as of March 31, 2015, whereby approximately 33% was related to our credit segment, 31% was related to our other segment and 37% was related to our natural resources segment. Comparatively, we estimated these future contributions to total approximately $162.0 million as of December 31, 2014, whereby approximately 31% was related to our credit segment, 32% was related to our other segment and 37% was related to our natural resources segment.

As of March 31, 2015 and December 31, 2014, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $766.9 million and $457.3 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts. In connection with these investments, joint and several non-recourse ‘‘bad boy’’ guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral.

PARTNERSHIP TAX MATTERS

Non-Cash “Phantom” Taxable Income

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our Series A LLC Preferred Shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our gross ordinary income, regardless of whether or when they receive cash distributions. We generally allocate our gross ordinary income using a monthly convention, which means that we determine our gross ordinary income for the taxable year to be allocated to our Series A LLC Preferred Shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of our gross ordinary income. If the amount of cash distributed to our
Series A LLC Preferred Shares in any year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to the Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our Series A LLC Preferred Shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our Series A LLC Preferred Shares may still have a tax liability attributable to their allocation of gross ordinary income from us during such year in the event that cash distributed in a prior year exceeded our gross ordinary income in such year.

Qualifying Income Exception

We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. In general, if a partnership is ‘‘publicly traded’’ (as defined in the Code), it will be treated as a corporation for United States federal income tax purposes. A publicly traded partnership will be taxed as a partnership, however, and not as a corporation, for United States federal income tax purposes so long as it is not required to register under the Investment Company Act and at least 90% of its gross income for each taxable year constitutes ‘‘qualifying income’’ within the meaning of Section 7704(d) of the Code. We refer to this exception as the ‘‘qualifying income exception.’’ Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the ‘‘conduct of a financial or insurance business’’ nor based, directly or indirectly, upon
‘‘income or profits’’ of any person), income and gains derived from certain activities related to minerals and natural resources, and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.

If we fail to satisfy the ‘‘qualifying income exception’’ described above, our gross ordinary income would not pass through to holders of our Series A LLC Preferred Shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our net income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our Series A LLC Preferred Shares would constitute ordinary dividend income taxable to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after-tax return for holders of our Series A LLC Preferred Shares and thus could result in a substantial reduction in the value of our Series A LLC Preferred Shares and any other securities we may issue.

Tax Consequences of Investments in Natural Resources and Real Estate

As referenced above, we have made certain investments in natural resources and real estate. It is likely that the income from natural resources investments will be treated as effectively connected with the conduct of a United States trade or business with respect to holders of our Series A LLC Preferred Shares that are not ‘‘United States persons’’ within the meaning of Section 7701(a)(30) of the Code. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with the conduct of a United States trade or business. Further, our investments in real estate through pass-through entities may generate operating income that is treated as effectively connected with the conduct of a United States trade or business.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the first quarter of 2015. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

In addition, all holders of our Series A LLC Preferred Shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our Series A LLC Preferred Shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Georgia, Illinois, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

For holders of our Series A LLC Preferred Shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a ‘‘qualified publicly traded partnership’’ for purposes of the income and asset diversification tests that apply to regulated investment companies. Although the calculation of our gross income for purposes of this test is not entirely clear, if our calculation of gross income is respected, it is likely that we will not be treated as a ‘‘qualified publicly traded partnership’’
for our 2015 tax year. No assurance can be provided that we will or will not be treated as a ‘‘qualified publicly traded partnership’’ in 2016 or any future year.

OUR INVESTMENT COMPANY ACT STATUS

Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is, holds itself out as being, or proposes to be, primarily engaged in the business of investing, reinvesting or trading in securities and Section 3

(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” (within the meaning of the Investment Company Act) having a value exceeding 40% of the value of the issuer’s total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities” are, among others, securities issued by majority‑owned subsidiaries unless the subsidiary is an investment company or relies on the exceptions from the definition of an investment company provided by Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (a “fund”).
We are organized as a holding company. We conduct our operations primarily through our majority‑owned subsidiaries. Each of our subsidiaries is either outside of the definition of an investment company in Sections 3(a)(1)(A) and 3(a)(1)(C), described above, or excepted from the definition of an investment company under the Investment Company Act. We believe that we are not, and that we do not propose to be, primarily engaged in the business of investing, reinvesting or trading in securities and we do not believe that we have held ourselves out as such. We intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.
 We monitor our holdings regularly to confirm our continued compliance with the 40% test. In calculating our position under the 40% test, we are responsible for determining whether any of our subsidiaries is majority‑owned. We treat as majority‑owned subsidiaries for purposes of the 40% test entities, including those that issue CLOs, in which we own at least 50% of the outstanding voting securities or that are otherwise structured consistent with applicable SEC staff guidance. Some of our majority‑owned subsidiaries may rely solely on the exceptions from the definition of “investment company” found in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. In order for us to satisfy the 40% test, our ownership interests in those subsidiaries or any of our subsidiaries that are not majority‑owned for purposes of the Investment Company Act, together with any other “investment securities” that we may own, may not have a combined value in excess of 40% of the value of our total assets on an unconsolidated basis and exclusive of United States government securities and cash items. However, many of our majority‑owned subsidiaries either fall outside of the general definitions of an investment company or rely on exceptions provided by provisions of, and rules and regulations promulgated under, the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act) and, therefore, the securities of those subsidiaries that we own and hold are not investment securities for purposes of the Investment Company Act. In order to conform to these exceptions, these subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue. We must, therefore, monitor each subsidiary’s compliance with its applicable exception and our freedom of action relating to such a subsidiary, and that of the subsidiary itself, may be limited as a result. For example, our subsidiaries that issue CLOs generally rely on the exception provided by Rule 3a‑7 under the Investment Company Act, while our real estate subsidiaries, including those that are taxed as REITs for United States federal income tax purposes, generally rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act. Each of these exceptions requires, among other things that the subsidiary (i) not issue redeemable securities and (ii) engage in the business of holding certain types of assets, consistent with the terms of the exception. Similarly, any subsidiaries engaged in the ownership of oil and gas assets may, depending on the nature of the assets, be outside the definition of an investment company or rely on exceptions provided by Section 3(c)(5)(C) or Section 3(c)(9) of the Investment Company Act. While Section 3(c)(9) of the Investment Company Act does not limit the nature of the securities issued, it does impose business engagement requirements that limit the types of assets that may be held.

We do not treat our interests in majority‑owned subsidiaries that are outside of the general definition of an investment company or that rely on Section 3(c)(5)(A), (B), (C) or Section 3(c)(9) of, or Rule 3a‑7 under, the Investment Company Act as investment securities when calculating our 40% test.
We sometimes refer to our subsidiaries that rely on Rule 3a‑7 under the Investment Company Act as “CLO subsidiaries.” Rule 3a‑7 under the Investment Company Act is available to certain structured financing vehicles that are engaged in the business of holding financial assets that, by their terms, convert into cash within a finite time period and that issue fixed income securities entitling holders to receive payments that depend primarily on the cash flows from these assets, provided that, among other things, the structured finance vehicle does not engage in certain portfolio management practices resembling those employed by management investment companies (e.g., mutual funds). Accordingly, each of these CLO subsidiaries is subject to an indenture (or similar transaction documents) that contains specific guidelines and restrictions limiting the discretion of the CLO subsidiary and its collateral manager. In particular, these guidelines and restrictions prohibit the CLO subsidiary from acquiring and disposing of assets primarily for the purpose of recognizing gains or decreasing losses resulting from market value changes. Thus, a CLO subsidiary cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary; however, subject to this limitation, sales and purchases of assets may be made so long as doing so does not violate guidelines contained in the CLO subsidiary’s relevant transaction documents. A CLO subsidiary generally can, for example, sell an asset if the collateral manager believes that its credit quality has declined since its acquisition or that the credit profile of the obligor will deteriorate and the proceeds of permitted dispositions may be reinvested in additional collateral, subject to fulfilling the requirements set forth in Rule 3a‑7 under the Investment Company Act and the CLO subsidiary’s relevant transaction documents. As a result of these restrictions, our CLO subsidiaries may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries.
We sometimes refer to our subsidiaries that rely on Section 3(c)(5)(C) of the Investment Company Act, as our “real estate subsidiaries.” Section 3(c)(5)(C) of the Investment Company Act is available to companies that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. While the SEC has not promulgated rules to address precisely what is required for a company to be considered to be “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate,” the SEC’s Division of Investment Management, or the “Division,” has taken the position, through a series of no‑action and interpretive letters, that a company may rely on Section 3(c)(5)(C) of the Investment Company Act if, among other things, at least 55% of the company’s assets consist of mortgage loans, other assets that are considered the functional equivalent of mortgage loans and certain other interests in real property (collectively, “qualifying real estate assets”), and at least 25% of the company’s assets consist of real estate‑ related assets (reduced by the excess of the company’s qualifying real estate assets over the required 55%), leaving no more than 20% of the company’s assets to be invested in miscellaneous assets. The Division has also provided guidance as to the types of assets that can be considered qualifying real estate assets. Because the Division’s interpretive letters are not binding except as they relate to the companies to whom they are addressed, if the Division were to change its position as to, among other things, what assets might constitute qualifying real estate assets our REIT subsidiaries might be required to change its investment strategy to comply with the changed position. We cannot predict whether such a change would be adverse.
Based on current guidance, our real estate subsidiaries classify investments in mortgage loans as qualifying real estate assets, as long as the loans are “fully secured” by an interest in real estate on which we retain the unilateral right to foreclose. That is, if the loan‑to‑value ratio of the loan is equal to or less than 100%, then the mortgage loan is considered to be a qualifying real estate asset. Mortgage loans with loan‑to‑value ratios in excess of 100% are considered to be only real estate‑related assets. Our real estate subsidiaries consider agency whole pool certificates to be qualifying real estate assets. Examples of agencies that issue whole pool certificates are the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. An agency whole pool certificate is a certificate issued or guaranteed as to principal and interest by the United States government or by a federally chartered entity, which represents the entire beneficial interest in the underlying pool of mortgage loans. By contrast, an agency certificate that represents less than the entire beneficial interest in the underlying mortgage loans is not considered to be a qualifying real estate asset, but is considered by our real estate subsidiaries to be a real estate‑related asset.
Most non‑agency mortgage‑backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our real estate subsidiaries’ investment in non‑agency mortgage‑backed securities is the “functional equivalent” of owning the underlying mortgage loans, our real estate subsidiaries may treat those securities as qualifying real estate assets. Moreover, investments in mortgage‑ backed securities that do not constitute qualifying real estate assets are classified by our real estate subsidiaries as real estate‑related assets. Therefore, based upon the specific terms and circumstances related to each non‑agency mortgage‑backed security that our real estate subsidiaries own, our real estate subsidiaries will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate‑ related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate‑related asset, or conversely, from being a real estate‑related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our real estate subsidiaries acquire securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our real estate subsidiaries will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our real estate subsidiaries will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our real estate subsidiaries own more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our real estate subsidiaries will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our real estate subsidiaries own), whether our real estate subsidiaries own the entire amount of each such class and whether our real estate subsidiaries would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our real estate subsidiaries would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.
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
 In addition, we anticipate that one or more of our subsidiaries, will qualify for an exception from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, and/or Section 3(c)(5)(B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services and, in each case, the entities are not engaged in the business of issuing redeemable securities, face‑amount certificates of the installment type or periodic payment plan certificates. In order to rely on Sections 3(c)(5)(A) and (B) and be deemed “primarily engaged” in the applicable businesses, at least 55% of an issuer’s assets must represent investments in eligible loans and receivables under those sections. We intend to treat as qualifying assets for purposes of these exceptions the purchases of loans and leases representing part or all of the sales price of equipment and loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and maritime and infrastructure projects or improvements. We intend to rely on guidance published by the SEC or its staff in determining which assets are deemed qualifying assets.

As noted above, if the combined values of the securities issued to us by any non‑majority‑owned subsidiaries and our subsidiaries that must rely on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, exceed 40% of the value of our total assets (exclusive of United States government securities and cash items) on an unconsolidated basis, we may be deemed to be an investment company. If we fail to maintain an exception, exemption or other exclusion from the Investment Company Act, we could, among other things, be required either (i) to change substantially the manner in which we conduct our operations to avoid being subject to the Investment Company Act or (ii) to register as an investment company. Either of these would likely have a material adverse effect on us, the type of investments we make, our ability to service our indebtedness and to make distributions on our shares, and on the market price of our shares and any other securities we may issue. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with certain affiliated persons (within the meaning of the Investment Company Act), portfolio composition (including restrictions with respect to diversification and industry concentration) and other matters. Additionally, our Manager would have the right to terminate our Management Agreement effective the date immediately prior to our becoming an investment company. Moreover, if we were required to register as an investment company, we would no longer be eligible to be treated as a partnership for United States federal income tax purposes. Instead, we would be classified as a corporation for tax purposes and would be able to avoid corporate taxation only to the extent that we were able to elect and qualify as a regulated investment company (“RIC”) under applicable tax rules. Because our eligibility for RIC status would depend on our assets and sources of income at the time that we were required to register as an investment company, there can be no assurance that we would be able to qualify as a RIC. If we were to lose partnership status and fail to qualify as a RIC, we would be taxed as a regular corporation. See “Partnership Tax Matters-Qualifying Income Exception”.
We have not requested approval or guidance from the SEC or its staff with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority‑owned; the compliance of any subsidiary with Section 3(c)(5)(A), (B), (C) or Section 3(c)(9) of, or Rule 3a‑7 under, the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority‑ owned, excepted from the Investment Company Act pursuant to Rule 3a‑7, Section 3(c)(5)(A), (B), (C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a‑7 and the treatment of asset‑backed issuers that rely on Rule 3a‑7 under the Investment Company Act (the “3a‑7 Release”).
The SEC, in the 3a‑7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a‑7 and indicated various steps it may consider taking in connection with Rule 3a‑7, although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a‑7 Release is whether Rule 3a‑7 should be modified so that parent companies of subsidiaries that rely on Rule 3a‑7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage‑related pools and public comment on how the SEC staff’s interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5)(C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a‑7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of March 31, 2015, $221.2 million estimated fair value, or 3.4%, of our corporate debt portfolio was denominated in foreign currencies, of which 88.5% was denominated in Euros. In addition, as of March 31, 2015, $105.9 million estimated fair value, or 12.8%, of our interests in joint ventures and partnerships, equity investments and other investments were denominated in foreign currencies, of which 41.4% was denominated in Euros, 35.6% was denominated in the British pound sterling and 11.3% was denominated in Canadian dollars.
Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of March 31, 2015, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $446.7 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of March 31, 2015, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(17,646)
Increase of 2.0%	$1,639
Increase of 3.0%	$20,925
Increase of 4.0%	$40,211
Increase of 5.0%	$59,497

As of March 31, 2015, approximately 76.5% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.0%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 1% and 2% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of March 31, 2015, we had interest rate swaps with a contractual notional amount of $332.7 million, of which $207.7 million was related to a pay‑fixed, receive‑variable interest rate swap, used to hedge a portion of the interest rate risk associated with one of our CLOs. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of March 31, 2015
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$332,667	$(53,801)
Foreign exchange forward contracts	(446,713)	66,427
Common stock warrants	—	521
Total rate of return swaps	—	(151)
Options	—	4,309
Total		$17,305

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of March 31, 2015 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$—	$—	$—	$(53,801)	$(53,801)
Foreign exchange forward contracts	33,452	17,903	15,072	—	66,427
Total rate of return swaps	(151)	—	—	—	(151)
Total	$33,301	$17,903	$15,072	$(53,801)	$12,475

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2015 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Contingencies” appearing in Note 11 “Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

KKR & Co. periodically issues press releases, hosts calls and webcasts, publishes presentations on its website, and files reports with the Securities and Exchange Commission, including, for example, earnings releases containing financial results for its completed fiscal quarters, related conference calls and quarterly reports on Form 10‑Q or annual reports on

Form 10‑K. Such presentations, reports, calls and webcasts may contain information regarding KFN, which is now a subsidiary of KKR & Co.
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

KKR Financial Holdings LLC

Signature	Title

/s/ WILLIAM J. JANETSCHEK	Chief Executive Officer (Principal Executive Officer)
William J. Janetschek

/s/ THOMAS N. MURPHY	Chief Financial Officer (Principal Financial and
Thomas N. Murphy	Accounting Officer)

Date: May 14, 2015