Form 10-Q
period 2015-06-30
KKR Financial Holdings LLC
filed 2015-08-13
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

The number of shares of the registrant’s common shares outstanding as of August 6, 2015 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$340,798	$163,405
Restricted cash and cash equivalents	903,647	447,507
Securities, at estimated fair value	479,877	638,605
Corporate loans, at estimated fair value	5,865,885	6,506,564
Equity investments, at estimated fair value ($130,415 and $61,543 pledged as collateral as of June 30, 2015 and December 31, 2014, respectively)	292,330	181,378
Oil and gas properties, net	117,269	120,274
Interests in joint ventures and partnerships, at estimated fair value	739,597	718,772
Derivative assets	48,062	33,566
Interest and principal receivable	33,691	54,598
Receivable for investments sold	189,906	57,306
Other assets	26,229	29,650
Total assets	$9,037,291	$8,951,625
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$5,442,836	$5,501,099
Senior notes	413,775	414,524
Junior subordinated notes	247,738	246,907
Payable for investments purchased	427,737	206,221
Accounts payable, accrued expenses and other liabilities	52,473	14,893
Accrued interest payable	27,207	19,402
Related party payable	4,833	5,404
Derivative liabilities	43,569	55,127
Total liabilities	6,660,168	6,463,577
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both June 30, 2015 and December 31, 2014	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both June 30, 2015 and December 31, 2014	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(480,786)	(376,182)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	2,283,275	2,387,879
Noncontrolling interests	93,848	100,169
Total equity	2,377,123	2,488,048
Total liabilities and equity	$9,037,291	$8,951,625

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	Successor Company			Predecessor Company
	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Revenues
Loan interest income	$72,132	$147,460	$53,683	$29,802	$114,096
Securities interest income	16,258	31,849	5,087	3,480	13,081
Oil and gas revenue	6,351	9,179	31,930	17,754	61,782
Other	10,950	14,989	3,613	25,616	28,283
Total revenues	105,691	203,477	94,313	76,652	217,242
Investment costs and expenses
Interest expense	58,322	114,167	35,896	17,117	64,362
Oil and gas production costs	298	250	7,860	3,938	14,772
Oil and gas depreciation, depletion and amortization	2,003	3,005	11,134	6,929	22,471
Other	1,827	2,681	774	71	220
Total investment costs and expenses	62,450	120,103	55,664	28,055	101,825
Other income (loss)
Net realized and unrealized gain (loss) on investments	(6,408)	13,491	54,100	(16,211)	61,553
Net realized and unrealized gain (loss) on derivatives and foreign exchange	15,859	6,759	(9,164)	(1,413)	(9,783)
Net realized and unrealized gain (loss) on debt	(4,977)	(88,793)	(25,396)	—	—
Other income (loss)	3,561	7,414	1,347	1,118	4,564
Total other income (loss)	8,035	(61,129)	20,887	(16,506)	56,334
Other expenses
Related party management compensation	9,817	20,037	10,406	4,224	29,841
General, administrative and directors' expenses	1,674	7,486	2,413	4,988	8,891
Professional services	778	1,914	1,545	24,939	26,877
Total other expenses	12,269	29,437	14,364	34,151	65,609
Income (loss) before income taxes	39,007	(7,192)	45,172	(2,060)	106,142
Income tax expense (benefit)	729	1,076	28	143	162
Net income (loss)	$38,278	$(8,268)	$45,144	$(2,203)	$105,980
Net income (loss) attributable to noncontrolling interests	(2,705)	(8,776)	—	—	—
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	40,983	508	45,144	(2,203)	105,980
Preferred share distributions	6,891	13,782	6,891	—	6,891
Net income (loss) available to common shares	$34,092	$(13,274)	$38,253	$(2,203)	$99,089
Net income (loss) per common share:
Basic	N/A	N/A	N/A	$(0.01)	$0.48
Diluted	N/A	N/A	N/A	$(0.01)	$0.48
Weighted-average number of common shares outstanding:
Basic	N/A	N/A	N/A	204,398	204,276
Diluted	N/A	N/A	N/A	204,398	204,276

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	Successor Company			Predecessor Company
	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Net income (loss)	$38,278	$(8,268)	$45,144	$(2,203)	$105,980
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	—	—	(3,364)	(5,253)
Unrealized gains (losses) on cash flow hedges	—	—	—	(1,611)	(5,442)
Total other comprehensive income (loss)	—	—	—	(4,975)	(10,695)
Comprehensive income (loss)	$38,278	$(8,268)	$45,144	$(7,178)	$95,285
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$38,278	$(8,268)	$45,144	$(7,178)	$95,285

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share information)

	Successor Company
	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2015	14,950,000	$378,983	100	$2,385,078	$(376,182)	$100,169	$2,488,048
Cumulative effect adjustment from adoption of accounting guidance	—	—	—	—	(1,877)	—	(1,877)
Contribution of assets of previously unconsolidated entities	—	—	—	—	—	2,455	2,455
Net income (loss)	—	—	—	—	508	(8,776)	(8,268)
Distributions declared on preferred shares	—	—	—	—	(13,782)	—	(13,782)
Distributions to Parent	—	—	—	—	(89,453)	—	(89,453)
Balance at June 30, 2015	14,950,000	$378,983	100	$2,385,078	$(480,786)	$93,848	$2,377,123

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Successor Company		Predecessor Company
	For the six months ended June 30, 2015	For the two months ended June 30, 2014	For the four months ended April 30, 2014
Cash flows from operating activities
Net income (loss)	$(8,268)	$45,144	$105,980
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	(6,759)	9,164	9,783
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(8,776)	—	—
Write-off of debt issuance costs	—	—	1,472
Lower of cost or estimated fair value adjustment on corporate loans held for sale	—	—	(5,038)
Impairment charges	—	—	4,391
Share-based compensation	—	—	1,018
Net realized and unrealized (gain) loss on investments	(4,715)	(54,100)	(60,906)
Depreciation and net amortization	14,632	10,457	15,832
Net realized and unrealized (gain) loss on debt	88,793	25,396	—
Changes in assets and liabilities:
Interest receivable	19,676	94	(6,753)
Other assets	(23,241)	1,793	(19,668)
Related party payable	(571)	4,740	(1,815)
Accounts payable, accrued expenses and other liabilities	(4,731)	(21,190)	27,211
Accrued interest payable	7,805	4,415	(1,470)
Net cash provided by (used in) operating activities	73,845	25,913	70,037
Cash flows from investing activities
Principal payments from corporate loans	835,195	230,956	906,166
Principal payments from securities	7,961	6,797	21,223
Proceeds from sales of corporate loans	879,010	231,599	36,595
Proceeds from sales of securities	137,617	1,806	44,373
Proceeds from equity and other investments	11,869	24,409	48,911
Purchases of corporate loans	(953,586)	(314,846)	(886,230)
Purchases of securities	(9,387)	(32,478)	(78,106)
Purchases of equity and other investments	(49,706)	(56,540)	(104,301)
Net change in proceeds, purchases and settlements of derivatives	8,711	(2,627)	(7,265)
Net change in restricted cash and cash equivalents	(456,140)	41,094	(299,579)
Net cash provided by (used in) investing activities	411,544	130,170	(318,213)
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	539,746	52,594	648,197
Retirement of collateralized loan obligation secured notes	(743,048)	(196,940)	(221,914)
Proceeds from collateralized loan obligation warehouse facility	190,000	—	—
Repayment of collateralized loan obligation warehouse facility	(190,000)	—	—
Proceeds from credit facilities	—	20,100	13,300
Repayment of credit facilities	—	—	(75,400)
Distributions on common shares	(89,453)	(44,866)	(45,061)
Distributions on preferred shares(1)	(13,782)	—	(13,782)
Capital contributions from Parent	—	466	—
Capital contributions from noncontrolling interests	2,455	—	—
Other capitalized costs	(3,914)	—	(3,918)
Net cash (used in) provided by financing activities	(307,996)	(168,646)	301,422
Net increase (decrease) in cash and cash equivalents	177,393	(12,563)	53,246
Cash and cash equivalents at beginning of period	163,405	210,413	157,167
Cash and cash equivalents at end of period	$340,798	$197,850	$210,413
Supplemental cash flow information
Cash paid for interest	$83,937	$24,196	$53,576
Net cash paid (refunded) for income taxes	$103	$59	$157
Non-cash investing and financing activities
Preferred share distributions declared, not yet paid	$6,891	$6,891	$—
Loans transferred from held for investment to held for sale	$—	$—	$348,808

(1)
For the four months ended April 30, 2014, $6.9 million of distributions on preferred shares was previously presented as "preferred share distribution payable" within operating activities of the condensed consolidated statements of cash flows.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. The condensed consolidated financial statements include the accounts of the Company and entities established to complete secured financing transactions that are considered to be variable interest entities (“VIEs”) and for which the Company is the primary beneficiary. Also included in the condensed consolidated financial statements are the financial results of certain entities, which are not considered VIEs, but in which the Company is presumed to have control. The ownership interests held by third parties are reflected as noncontrolling interests in the accompanying financial statements.
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
In addition to the new accounting basis established for assets and liabilities, purchase accounting also required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss to be recognized within the Company’s equity section of the Company’s condensed consolidated financial statements. Accordingly, the Company’s accumulated deficit at June 30, 2015 and December 31, 2014 represents only the results of operations subsequent to April 30, 2014, the date of the Merger Transaction.
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

Consolidation

KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”), KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”), KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”), KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”) and KKR CLO 11, Ltd ("CLO 11") (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. During July 2015, the Company called CLO 2005-1 and repaid aggregate senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, the Company called KKR Financial CLO 2006-1, Ltd ("CLO 2006-1") and repaid all senior and mezzanine notes outstanding. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.
The Company finances the majority of its corporate debt investments through its CLOs. As of June 30, 2015, the Company’s CLOs held $5.9 billion par amount, or $5.6 billion estimated fair value, of corporate debt investments. As of December 31, 2014, the Company's CLOs held $6.9 billion par amount, or $6.5 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of June 30, 2015 and December 31, 2014, the aggregate par amount of CLO debt totaled $5.4 billion and $5.6 billion, respectively, held by unaffiliated third parties.

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
Valuation Process
Investments are generally valued based on quotations from third party pricing services, unless such a quotation is unavailable or is determined to be unreliable or inadequately representing the fair value of the particular assets. In that case, valuations are based on either valuation data obtained from one or more other third party pricing sources, including broker dealers, or will reflect the valuation committee’s good faith determination of estimated fair value based on other factors considered relevant. The Company utilizes a valuation committee, whose members consist of certain employees of the Manager. The valuation committee is responsible for coordinating and consistently implementing the Company’s quarterly valuation policies, guidelines and processes.
The valuation process involved in Level 3 measurements for assets and liabilities is completed on a quarterly basis and is designed to subject the valuation of Level 3 investments to an appropriate level of consistency, oversight and review. For assets classified as Level 3, valuations may be performed by the relevant investment professionals or by independent third parties with input from the relevant investment professionals and are based on various factors including evaluation of financial and operating data, company specific developments, market discount rates and valuations of comparable companies and model projections. Asset valuations are approved by the valuation committee, which may be assisted by a subcommittee for the valuation of certain investments.

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

Recent Accounting Pronouncements

Consolidation

In February 2015, the FASB issued guidance which eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. The guidance is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. The Company is evaluating the impact of this guidance on its financial statements.

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
Pursuant to the merger agreement, on the date of the Merger Transaction, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share was entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by the Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN’s Non‑Employee Directors’ Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remains subject to the terms of the plan.
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

Successor Company

The following table summarizes the Company’s securities as of June 30, 2015 and December 31, 2014, which are carried at estimated fair value (amounts in thousands):

	June 30, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$548,649	$502,089	$479,877	$721,094	$654,257	$638,605
Total	$548,649	$502,089	$479,877	$721,094	$654,257	$638,605

Net Realized and Unrealized Gains (Losses)

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following table presents the Company’s realized and unrealized gains (losses) from securities (amounts in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015	Two months ended June 30, 2014
Net realized gains (losses)	$(5,374)	$(5,900)	$735
Net (increase) decrease in unrealized losses	(6,909)	(5,075)	10,823
Net realized and unrealized gains (losses)	$(12,283)	$(10,975)	$11,558

Defaulted Securities

As of June 30, 2015, the Company had no corporate debt securities in default. As of December 31, 2014, the Company had a corporate debt security from one issuer in default with an estimated fair value of $8.7 million, which was on non-accrual status.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2015, approximately 82% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, LCI Helicopters Limited and JC Penney Corp. Inc, which combined represented $207.9 million, or approximately 49% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2014, approximately 70% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, JC Penney Corp. Inc, and LCI Helicopters Limited, which combined represented $213.6 million, or approximately 37% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Pledged as collateral for collateralized loan obligation secured debt	$198,986	$262,085
Total	$198,986	$262,085

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

During the one and four months ended April 30, 2014, the Company recognized losses totaling $1.5 million and $4.4 million, respectively, for securities available-for-sale that it determined to be other-than-temporarily impaired. The Company intended to sell these securities and as a result, the entire amount of the loss was recorded through earnings in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Securities available-for-sale sold at a loss typically included those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The Company recorded gross realized gains of $2.5 million and zero for the one and four months ended April 30, 2014, respectively.

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

Successor Company

The following table summarizes the Company’s corporate loans, at estimated fair value as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$6,148,925	$6,015,611	$5,865,885	$6,907,373	$6,710,570	$6,506,564
Total	$6,148,925	$6,015,611	$5,865,885	$6,907,373	$6,710,570	$6,506,564

Net Realized and Unrealized Gains (Losses)

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following tables present the Company’s realized and unrealized gains (losses) from corporate loans (amounts in thousands):

	Three months ended June 30, 2015	Six months ended June 30, 2015	Two months ended June 30, 2014
Net realized gains (losses)	$(6,079)	$(22,261)	$(4,716)
Net (increase) decrease in unrealized losses	(27,450)	54,824	25,861
Net realized and unrealized gains (losses)	$(33,529)	$32,563	$21,145

For the corporate loans measured at estimated fair value under the fair value option of accounting, $27.5 million and $14.3 million of net losses were attributable to changes in instrument specific credit risk for the three and six months ended June 30, 2015, respectively. For the two months ended June 30, 2014, $15.7 million of net gains were attributable to changes in instrument specific credit risk. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of June 30, 2015, the Company held a total par value and estimated fair value of $399.7 million and $216.5 million, respectively, of non-accrual loans carried at estimated fair value. As of June 30, 2015, the Company held a total par value and estimated fair value of $362.2 million and $209.5 million, respectively, of 90 or more days past due loans carried at estimated fair value, all of which were on non-accrual status and in default as of June 30, 2015. As of December 31, 2014, the Company held a total par value and estimated fair value of $580.1 million and $342.1 million, respectively, of non-accrual loans. As of December 31, 2014, the Company held a total par value and estimated fair value of $410.2 million and $266.9 million, respectively, of 90 or more days past due loans, all of which were on non‑ accrual status and in default as of December 31, 2014.

Defaulted Loans

As of June 30, 2015, the Company held one corporate loan that was in default with a total estimated fair value of $209.5 million from one issuer. As of December 31, 2014, the Company held four corporate loans that were in default with a total estimated fair value of $266.9 million from two issuers.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2015 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 34% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC (“TXU”), and Univar Inc., which combined represented $599.3 million, or approximately 10% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2014 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 38% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and First Data Corp., which combined represented $700.4 million, or approximately 11% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Pledged as collateral for collateralized loan obligation secured debt	$5,428,388	$6,205,292
Total	$5,428,388	$6,205,292

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

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio (amounts in thousands):

	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Allowance for loan losses:
Beginning balance	$223,541	224,999
Provision for loan losses	—	—
Charge-offs	—	(1,458)
Ending balance	$223,541	$223,541

The charge-offs recorded during the four months ended April 30, 2014 were comprised primarily of loans modified in TDRs.

The Company recognized $1.0 million and $4.5 million of interest income related to impaired loans with a related allowance recorded for the one and four months ended April 30, 2014, respectively.

While all of the Company’s impaired loans were typically on non-accrual status, the Company’s non-accrual loans also included (i) other loans held for investment, (ii) corporate loans held for sale and (iii) loans carried at estimated fair value, which were not reflected in the table above. Any of these three classifications may have included those loans modified in a TDR, which were typically designated as being non-accrual (see “Troubled Debt Restructurings” section below).

For the one month ended April 30, 2014, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on non-accrual status was $1.1 million, which included $1.0 million for non-accrual loans that were held for investment and $0.1 million for non-accrual loans held for sale. For the four months ended April 30, 2014, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on nonaccrual status was $5.3 million, which included $4.5 million for non-accrual loans that were held for investment, $0.7 million for non-accrual loans held for sale and $0.1 million for non-accrual loans carried at estimated fair value.

As described in Note 2 to these condensed consolidated financial statements, the Company estimated the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identified certain loans that demonstrated possible indicators of impairments, including credit quality indicators.

Loans at Estimated Fair Value

For the corporate loans measured at estimated fair value under the fair value option of accounting, $0.6 million and $2.8 million of net gains were attributable to changes in instrument specific credit risk for the one and four months ended April 30, 2014, respectively. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

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

During the one and four months ended April 30, 2014, the Company transferred $110.7 million and $348.8 million amortized cost amount of loans from held for investment to held for sale, respectively. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. During the one and four months ended April 30, 2014, the Company did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

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

The following table presents the aggregate balance of loans whose terms had been modified in a TDR (dollar amounts in thousands):

	One month ended April 30, 2014			Four months ended April 30, 2014
	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)
Troubled debt restructurings:
Loans held for investment	—	—	—	1	$154,075	$—
Loans at estimated fair value	—	—	—	2	41,347	24,571
Total		$—	$—		$195,422	$24,571

(1)	Recorded investment is defined as amortized cost plus accrued interest.

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

During the one and four months ended April 30, 2014, the Company modified $135.2 million and $1.1 billion amortized cost of corporate loans that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non-troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

As described in Note 2 to these condensed consolidated financial statements, as a result of the Merger Transaction and new accounting basis established for assets and liabilities, oil and gas properties were adjusted to reflect estimated fair value as of the Effective Date, but will continue to be carried at cost net of depreciation, depletion and amortization ("DD&A"). The following table summarizes the Company’s oil and gas properties as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	As of June 30, 2015	As of December 31, 2014
Proved oil and natural gas properties (successful efforts method)	$128,800	$128,800
Accumulated depreciation, depletion and amortization	(11,531)	(8,526)
Oil and gas properties, net	$117,269	$120,274

On September 30, 2014, the Company closed a transaction whereby certain of the Company’s entities holding natural resources assets were merged with certain investment entities of funds advised by KKR and partnerships held by wholly owned subsidiaries of Legend Production Holdings, LLC, a majority owned subsidiary of Riverstone Holdings LLC and the Carlyle Group, to create a new oil and gas company called Trinity River Energy, LLC (“Trinity”). As of June 30, 2015, the Trinity

asset, which was carried at estimated fair value, totaled $41.2 million and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on the Company’s condensed consolidated balance sheets.

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

During the six months ended June 30, 2015 and two months ended June 30, 2014, the Successor Company capitalized zero and $30.9 million, respectively, of costs. In addition, during the four months ended April 30, 2014, the Predecessor Company capitalized $54.1 million of costs. These capitalized costs were as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties and were included in oil and gas properties, net on the condensed consolidated balance sheets.

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

As of June 30, 2015 and December 31, 2014, the Company had equity method investments, at estimated fair value, totaling $533.7 million and $534.7 million, respectively. For both periods, the equity method investments were comprised primarily of the following issuers with the respective ownership percentages: (i) Maritime Finance Company, which the Company holds approximately 31% through its ownership of KKR Nautilus Aggregator Limited and (ii) Mineral Acquisition Company, which the Company holds approximately 70% through its ownership of KKR Royalty Aggregator LLC. KKR Royalty Aggregator LLC is an investment company for accounting purposes and accordingly, does not consolidate Mineral Acquisition Company, which it wholly-owns. The Company consolidates both KKR Nautilus Aggregator Limited and KKR Royalty Aggregator LLC and reflects all ownership interests held by third parties as noncontrolling interests in its financial statements.

Summarized Financial Information

The following table shows summarized financial information for the Company’s equity method investment(s), which were reported under the fair value option of accounting and were determined to be significant as defined by accounting guidance, assuming 100% ownership (amounts in thousands):

	Successor Company
	Natural Resources		Commercial Real Estate(1)		Other
	Six months ended June 30, 2015	Two months ended June 30, 2014	Six months ended June 30, 2015	Two months ended June 30, 2014	Six months ended June 30, 2015	Two months ended June 30, 2014
Revenues(2)	$104,163	$1,857	$59,433	$14,449	$32,364	$3,001
Expenses(2)	$165,945	$910	$69,659	$15,797	$11,664	$21
Net income (loss)	$(42,614)	$947	$(10,226)	$(1,348)	$16,327	$8,519

(1) Expenses include operating costs, professional fees, management fees, depreciation and amortization and acquisition costs.
(2) Revenues and expenses exclude realized and unrealized gains and losses.

	Predecessor Company
Four months ended April 30, 2014	Natural Resources	Commercial Real Estate(1)	Other
Revenues(2)	$2,579	$29,356	$1,833
Expenses(2)	$1,763	$35,860	$7
Net income (loss)	$815	$(6,504)	$13,672

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

Certain information with respect to the Company’s borrowings as of June 30, 2015 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2005-1 secured notes(3)	$142,354	$144,804	2.28%	666	$47,752
CLO 2005-2 secured notes	195,433	198,911	1.19	880	276,947
CLO 2007-1 secured notes	1,998,284	2,051,331	1.70	2146	2,146,491
CLO 2007-1 subordinated notes(4)	134,468	111,080	15.19	2146	144,441
CLO 2007-A subordinated notes(4)	15,096	23,309	19.08	838	64,867
CLO 2011-1 senior debt	371,681	371,681	1.63	1873	355,962
CLO 2012-1 secured notes	367,500	368,211	2.38	3456	384,263
CLO 2012-1 subordinated notes(4)	18,000	13,208	17.18	3456	18,821
CLO 2013-1 secured notes	458,500	456,926	2.01	3668	506,827
CLO 2013-2 secured notes	339,250	339,536	2.26	3860	365,069
CLO 9 secured notes	463,750	456,318	2.28	4125	483,080
CLO 9 subordinated notes(4)	15,000	13,382	4.09	4125	15,625
CLO 10 secured notes	368,000	365,979	2.54	3821	389,217
CLO 11 secured notes	507,750	503,297	2.33	4307	472,008
CLO 11 subordinated notes(4)	28,250	24,863	—	4307	26,261
Total collateralized loan obligation secured debt	5,423,316	5,442,836			5,697,631
8.375% Senior notes	258,750	290,269	8.38	9635	—
7.500% Senior notes	115,043	123,506	7.50	9760	—
Junior subordinated notes	283,517	247,738	5.41	7768	—
Total borrowings	$6,080,626	$6,104,349			$5,697,631

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

(2)
Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities and equity investments at estimated fair value. For purposes of this table, collateral for CLO senior, mezzanine and subordinated notes are calculated pro rata based on the par amount for each respective CLO.

(3)	Collateral also includes restricted cash of $111.3 million. The Company called CLO 2005-1 in July 2015.

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

Certain information with respect to the Company’s borrowings as of December 31, 2014 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2005-1 senior secured notes	$192,384	$192,260	1.84%	847	$224,716
CLO 2005-2 senior secured notes	242,928	242,365	0.68	1061	381,362
CLO 2006-1 senior secured notes	166,841	166,710	1.28	1333	400,165
CLO 2007-1 senior secured notes	1,906,409	1,891,228	0.80	2327	2,182,078
CLO 2007-1 mezzanine notes	489,723	486,575	3.84	2327	560,538
CLO 2007-1 subordinated notes(3)	134,468	119,112	13.75	2327	153,912
CLO 2007-A subordinated notes(3)	15,096	25,921	88.02	1019	66,044
CLO 2011-1 senior debt	402,515	402,515	1.58	1323	508,625
CLO 2012-1 senior secured notes	367,500	364,063	2.33	3637	365,662
CLO 2012-1 subordinated notes(3)	18,000	12,986	16.86	3637	17,910
CLO 2013-1 senior secured notes	458,500	441,153	1.96	3849	477,691
CLO 2013-2 senior secured notes	339,250	331,383	2.21	4041	357,722
CLO 9 senior secured notes	463,750	449,349	2.28	4306	474,072
CLO 9 subordinated notes(3)	15,000	13,531	—	4306	15,334
CLO 10 senior notes	368,000	361,948	2.50	4002	343,090
Total collateralized loan obligation secured debt	5,580,364	5,501,099			6,528,921
8.375% Senior notes	258,750	290,861	8.38	9816	—
7.500% Senior notes	115,043	123,663	7.50	9941	—
Junior subordinated notes	283,517	246,907	5.39	7949	—
Total borrowings	$6,237,674	$6,162,530			$6,528,921

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

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

CLO Debt

For the CLO secured notes, which the Company measured based on the estimated fair value of the financial assets of its CLOs as of January 1, 2015, no gains (losses) were attributable to changes in instrument specific credit risk for the three and six months ended June 30, 2015. For the two months ended June 30, 2014, $0.3 million of net unrealized gains were attributable to changes in instrument specific credit risk related to the Company's CLO subordinated notes. For subordinated notes, which have no stated interest rate but are entitled to residual value upside of the transactions, the valuation is based on the performance of the underlying collateral held in the CLO and thus considered instrument specific. Prior to the Effective Date, the Company’s CLO secured notes were carried at amortized cost. Accordingly, no changes in estimated fair value on the CLO secured notes were recorded on the Company’s condensed consolidated statements of operations for the one month and four months ended April 30, 2014.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007‑A, CLO 2005‑1, CLO 2005‑2 and CLO 2007‑1 were no longer in their reinvestment periods as of June 30, 2015. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. CLO 2012-1, CLO 2013-1 and CLO 2013-2, CLO 9, CLO 10 and CLO 11 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018 and April 2019, respectively.
Pursuant to the terms of the indentures governing our CLO transactions, the Company has the ability to call its CLO transactions after the end of the respective non-call periods. During July 2015, the Company called CLO 2005-1 and repaid all senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, the Company called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. As described below in Note 9 to these consolidated financial statements, the Company used a pay-fixed, receive-variable interest rate swap to hedge interest rate risk associated with CLO 2006-1. In connection with the repayment of CLO 2006-1 notes, the related interest rate swap, with a contractual notional amount of $84.0 million, was terminated. During July 2014, the Company called CLO 2007-A and subsequently repaid aggregate senior and mezzanine notes totaling $494.9 million in 2014.
During the three and six months ended June 30, 2015, $375.6 million and $545.4 million, respectively, of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 senior notes were repaid. Comparatively, during the two months ended June 30, 2014, $196.9 million of original CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. During the one and four months ended April 30, 2014, $128.2 million and $182.6 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the three and six months ended June 30, 2015, $29.3 million and $30.8 million, respectively, of original CLO 2011-1 senior notes were repaid. Comparatively, during the two months ended June 30, 2014, zero original CLO 2011-1 senior notes were repaid, while during both the one and four months ended April 30, 2014, $39.4 million of original CLO 2011-1 senior notes were repaid.

During both the three and six months ended June 30, 2015, the Company issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million and $35.0 million par amount of CLO 2007-1 class D and E notes for proceeds of $35.1 million. Subsequently, in July 2015, the Company issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million.

On May 7, 2015, the Company closed CLO 11, a $564.5 million secured financing transaction maturing on April 15, 2027. The Company issued $507.8 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.06%. The Company also issued $28.3 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 11 collateralize the CLO 11 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

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

CLO Warehouse Facility

On March 2, 2015, CLO 11 entered into a $570.0 million CLO warehouse facility, which matured upon the closing of CLO 11 on May 7, 2015 ("CLO 11 Warehouse"). The CLO 11 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 11 Warehouse in full. Debt issued under the CLO 11 Warehouse was non-recourse to the Company beyond the assets of CLO 11 and bore interest at rates ranging from LIBOR plus 1.25% to 1.75%. Upon the closing of CLO 11, the aggregate amount outstanding under the CLO 11 Warehouse was repaid.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	As of June 30, 2015		As of December 31, 2014
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$323,333	$(39,142)	$426,000	$(54,071)
Foreign exchange forward contracts and options	(407,403)	40,314	(442,181)	27,428
Common stock warrants	—	411	—	—
Total rate of return swaps	—	—	—	(130)
Options	—	2,910	—	5,212
Total		$4,493		$(21,561)

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

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its CLOs as well as certain of its floating rate junior subordinated notes. The Predecessor Company designated these interest rate swaps as cash flow hedges and changes in the estimated fair value of the interest rate swaps were recorded through accumulated other comprehensive income (loss), with gains or losses representing hedge ineffectiveness, if any, recognized in earnings during the reporting period.
The following table presents the net gains (losses) recognized in other comprehensive income (loss) related to derivatives in cash flow hedging relationships for the one and four months ended April 30, 2014 (amounts in thousands):

	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Net gains (losses) recognized in accumulated other comprehensive income (loss) on cash flow hedges	$(1,611)	$(5,442)

For all hedges where hedge accounting was applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges were performed at least quarterly. During the one and four months ended April 30, 2014, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

As of June 30, 2015 and December 31, 2014, the Successor Company had interest rate swaps with a notional amount of $323.3 million and $426.0 million, respectively, which were classified as free-standing derivatives, rather than cash flow hedges.
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

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of June 30, 2015 and December 31, 2014, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $407.4 million and $442.2 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Income (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations (amounts in thousands):

	Successor Company
	Three months ended June 30, 2015			Six months ended June 30, 2015			Two months ended June 30, 2014
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$14,657	$14,657	$(5,297)	$14,413	$9,116	$—	$(1,125)	$(1,125)
Commodity swaps	—	—	—	—	—	—	(1,532)	(3,350)	(4,882)
Foreign exchange forward contracts and options(1)	14,220	(12,129)	2,091	14,235	(12,723)	1,512	(1,640)	(958)	(2,598)
Common stock warrants	—	(110)	(110)	—	(2,001)	(2,001)	—	(5)	(5)
Total rate of return swaps	469	151	620	304	130	434	169	(213)	(44)
Options	—	(1,399)	(1,399)	—	(2,302)	(2,302)	—	(510)	(510)
Net realized and unrealized gains (losses)	$14,689	$1,170	$15,859	$9,242	$(2,483)	$6,759	$(3,003)	$(6,161)	$(9,164)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

	Predecessor Company
	One month ended April 30, 2014			Four months ended April 30, 2014
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Commodity swaps	$(601)	$(2,189)	$(2,790)	$(2,515)	$(5,856)	$(8,371)
Credit default swaps(1)	—	—	—	(2,167)	1,986	(181)
Foreign exchange forward contracts and options(2)	(1,618)	2,716	1,098	(2,068)	2,784	716
Common stock warrants	—	123	123	—	137	137
Total rate of return swaps	(406)	170	(236)	(2,349)	284	(2,065)
Options	—	392	392	—	(19)	(19)
Net realized and unrealized gains (losses)	$(2,625)	$1,212	$(1,413)	$(9,099)	$(684)	$(9,783)

(1)	Includes related income and expense on the derivatives.

(2)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its condensed consolidated balance sheets. As of June 30, 2015, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $1.6 million net liability, net of $21.8 million collateral posted, (ii) $1.0 million net asset, net of $6.3 million collateral posted and (iii) $6.0 million net asset, net of $14.7 million collateral held.

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

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of June 30, 2015 (amounts in thousands):

	Successor Company
	As of June 30, 2015		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$1,244,445	$1,244,445	$1,244,445	$—	$—
Liabilities:
Senior notes	413,775	399,542	399,542	—	—
Junior subordinated notes	247,738	228,807	—	—	228,807

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Successor Company
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2015
Assets:
Securities:
Corporate debt securities	$—	$201,597	$225,891	$427,488
Residential mortgage-backed securities	—	—	52,389	52,389
Total securities	—	201,597	278,280	479,877
Corporate loans	—	5,524,838	341,047	5,865,885
Equity investments, at estimated fair value	33,880	91,571	166,879	292,330
Interests in joint ventures and partnerships, at estimated fair value	—	—	739,597	739,597
Other assets	—	—	—	—
Derivatives:
Foreign exchange forward contracts and options	—	44,741	—	44,741
Warrants	—	—	411	411
Options	—	—	2,910	2,910
Total derivatives	—	44,741	3,321	48,062
Total	$33,880	$5,862,747	$1,529,124	$7,425,751
Liabilities:
Collateralized loan obligation secured notes	$—	$5,442,836	$—	$5,442,836
Derivatives:
Interest rate swaps	—	39,142	—	39,142
Foreign exchange forward contracts and options	—	4,427	—	4,427
Total derivatives	—	43,569	—	43,569
Total	$—	$5,486,405	$—	$5,486,405

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Successor Company
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2014
Assets:
Securities:
Corporate debt securities	$—	$266,387	$317,034	$583,421
Residential mortgage-backed securities	—	—	55,184	55,184
Total securities	—	266,387	372,218	638,605
Corporate loans	—	6,159,487	347,077	6,506,564
Equity investments, at estimated fair value	25,692	73,967	81,719	181,378
Interests in joint ventures and partnerships, at estimated fair value	—	—	718,772	718,772
Other assets	—	4,645	—	4,645
Derivatives:
Foreign exchange forward contracts and options	—	28,354	—	28,354
Options	—	—	5,212	5,212
Total derivatives	—	28,354	5,212	33,566
Total	$25,692	$6,532,840	$1,524,998	$8,083,530
Liabilities:
Collateralized loan obligation secured notes	—	—	5,501,099	5,501,099
Derivatives:
Interest rate swaps	—	54,071	—	54,071
Foreign exchange forward contracts and options	—	926	—	926
Total rate of return swaps	—	130	—	130
Total derivatives	—	55,127	—	55,127
Total	$—	$55,127	$5,501,099	$5,556,226

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2015 (amounts in thousands):

	Successor Company
	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Warrants	Options
Beginning balance as of April 1, 2015	$307,911	$53,935	$336,186	$103,319	$719,290	$521	$4,309
Total gains or losses (for the period):
Included in earnings(1)	(7,763)	1,239	(2,278)	2,213	12,204	(110)	(1,399)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Purchases	—	—	10,999	—	13,830	—	—
Sales	(76,366)	—	—	—	—	—	—
Settlements	2,109	(2,785)	(3,860)	61,347	(5,727)	—	—
Ending balance as of June 30, 2015	$225,891	$52,389	$341,047	$166,879	$739,597	$411	$2,910
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(11,907)	$43	$(2,374)	$2,213	$12,204	$(110)	$(1,399)

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the six months ended June 30, 2015 (amounts in thousands):

	Successor Company
	Assets							Liabilities
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Warrants	Options	Collateralized Loan Obligation Secured Notes
Beginning balance as of January 1, 2015	$317,034	$55,184	$347,077	$81,719	$718,772	$—	$5,212	$5,501,099
Total gains or losses (for the period):
Included in earnings(1)	(11,759)	3,015	(58,048)	(21,114)	(20,158)	(2,001)	(2,302)	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	(5,501,099)
Purchases	—	—	12,307	—	49,367	—	—	—
Sales	(80,579)	—	(25,511)	—	—	—	—	—
Settlements	1,195	(5,810)	65,222	106,274	(8,384)	2,412	—	—
Ending balance as of June 30, 2015	$225,891	$52,389	$341,047	$166,879	$739,597	$411	$2,910	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(14,418)	$196	$(57,161)	$(20,418)	$(19,982)	$(2,001)	$(2,302)	$—

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations. Amounts for collateralized loan obligation secured notes, which represent liabilities measured at fair value, are included in net realized and unrealized gain (loss) on debt in the condensed consolidated statements of operations.

(2)
CLO secured notes were transferred out of Level 3 due to the adoption of accounting guidance effective January 1, 2015, whereby the debt obligations of the Company's consolidated CLOs were measured on the basis of the estimated fair value of the financial assets of the CLOs. As such, as of June 30, 2015, these debt obligations were classified as Level 2. Refer to Note 2 to these condensed consolidated financial statement for further discussion.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the two months ended
June 30, 2014 (amounts in thousands):

	Successor Company
	Assets							Liabilities
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans, at Estimated Fair Value	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Options	Collateralized Loan Obligations Secured Notes
Beginning balance as of May 1, 2014	$156,500	$59,623	$294,218	$157,765	$472,467	$8,854	$6,684	$5,663,665
Total gains or losses (for the period):
Included in earnings(1)	2,185	1,359	2,951	2,160	21,690	(1,798)	(509)	28,669
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	(1,230)	—	—	—	—
Purchases	20,000	—	1,261	—	27,466	—	—	52,594
Sales	(3,966)	—	(2,912)	—	—	—	—	—
Settlements	(5,127)	(1,740)	4,764	(17,535)	(6,067)	—	—	(197,014)
Ending balance as of June 30, 2014	$169,592	$59,242	$300,282	$141,160	$515,556	$7,056	$6,175	$5,547,914
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$2,185	$623	$2,073	$2,160	$21,690	$(1,798)	$(509)	$28,669

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

There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis for the three and six months ended June 30, 2015, two months ended June 30, 2014 and one and four months ended April 30, 2014.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of June 30, 2015 (dollar amounts in thousands):

Successor Company
	Balance as of June 30, 2015	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$225,891	Yield analysis	Yield	18%	5% - 21%	Decrease
			Net leverage	6x	5x-12x	Decrease
			EBITDA multiple	7x	6x - 10x	Increase
			Discount margin	825bps	615bps – 1185bps	Decrease
		Discounted cash flows	Weighted average cost of capital	10%	9% - 15%	Decrease
Residential mortgage – backed securities	$52,389	Discounted cash flows	Probability of default	1%	0% - 4%	Decrease
			Loss severity	35%	30% - 50%	Decrease
			Constant prepayment rate	14%	11% - 16%	(5)
Corporate loans	$341,047	Yield Analysis	Yield	11%	3% - 28%	Decrease
			Net leverage	7x	1x - 22x	Decrease
			EBITDA multiple	9x	4x - 17x	Increase
Equity investments, at estimated fair value(6)	$166,879	Inputs to both market comparables and discounted cash flow	Illiquidity discount	11%	0% - 20%	Decrease
			Weight ascribed to market comparables	59%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	41%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	4x	1x - 12x	Increase
			Forward EBITDA multiple	8x	4x - 11x	Increase
		Discounted cash flows	Weighted average cost of capital	11%	7% - 16%	Decrease
			LTM EBITDA exit multiple	7x	3x - 8x	Increase
Interests in joint ventures and partnerships(9)	$739,597	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	30%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	70%	0% - 100%	(8)
		Market comparables	Current capitalization rate	7%	5% - 12%	Decrease
			LTM EBITDA multiple	8x	8x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	6% - 20%	Decrease
			Average price per BOE(10)	$24.74	$18.99 - $27.43	Increase
		Yield analysis	Yield	20%	16% - 27%	Decrease
			Net leverage	4x	1x - 8x	Decrease
			EBITDA multiple	9x	7x - 10x	Increase

Warrants	$411	Discounted cash flows	Weighted average cost of capital	17%	17%	Decrease
			LTM EBITDA exit multiple	4x	4x	Increase
Options(11)	$2,910	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease
			Weight ascribed to market comparables	50%	50%	(7)
			Weight ascribed to discounted cash flows	50%	50%	(8)
	,	Market comparables	LTM EBITDA multiple	11x	11x	Increase
			Forward EBITDA multiple	10x	10x	Increase
		Discounted cash flows	Weighted average cost of capital	15%	15%	Decrease
			LTM EBITDA exit multiple	9x	9x	Increase

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $28.9 million was valued solely using a discounted cash flow technique, while $57.8 million was valued solely using a market comparables technique.

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

(9)
Inputs exclude an asset that was valued using an independent third party valuation firm. Of the total interest in joint ventures and partnerships, $193.2 million was valued solely using a discounted cash flow technique, while $29.6 million was valued solely using a market comparables technique and $33.9 million was valued solely using a yield analysis.

(10)
Natural resources assets with an estimated fair value of $170.7 million as of June 30, 2015 were valued using commodity prices.Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 25% liquids and 75% natural gas.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of June 30, 2015 and December 31, 2014, the Company had unfunded financing commitments for corporate loans totaling $4.2 million and $9.5 million, respectively. The Company did not have any significant losses as of June 30, 2015, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $152.2 million as of June 30, 2015 and $162.0 million as of December 31, 2014.

Guarantees

As of June 30, 2015 and December 31, 2014, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $775.7 million and $457.3 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

Contingencies

From time to time, the Company is involved in various legal proceedings, lawsuits and claims incidental to the conduct of the Company’s business. The Company’s business is also subject to extensive regulation, which may result in regulatory proceedings against it. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage and the Company cannot predict with certainty the loss or range of loss that may be incurred; however, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s financial results in any particular period. Based on current discussion and consultation with counsel, management believes that the final resolution of these matters would not have a material impact on the Company’s condensed consolidated financial statements.
From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits were filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, individual members of KFN’s board of directors, KKR & Co., and certain of KKR & Co.’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR & Co. The Merger Transaction was completed on April 30, 2014. The actions filed in California state court were consolidated, and prior to the filing or designation of an operative complaint for the consolidated action, the consolidated action was voluntarily dismissed without prejudice on December 1, 2014. The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed without prejudice on May 6, 2014. Of the Delaware actions, two were voluntarily dismissed without prejudice, and the remaining Delaware actions were consolidated. On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014. On October 14, 2014, the Delaware Court of Chancery granted defendants’ motions to dismiss with prejudice. On November 13, 2014, plaintiffs filed a notice of appeal in the Supreme Court of the State of Delaware, the oral argument for which is scheduled for September 16, 2015.

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

Common Shares

Pursuant to the merger agreement, on the date of the Merger Transaction (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share was entitled to in the merger, (ii) each outstanding restricted KFN common share (other than those held by the Company’s Manager) was converted into 0.51 KKR & Co. common units having the same terms and conditions as applied immediately prior to the effective time, and (iii) each phantom share under KFN’s Non‑Employee Directors’ Deferred Compensation and Share Award Plan was converted into a phantom share in respect of 0.51 KKR & Co. common units and otherwise remained subject to the terms of the plan. On January 2, 2015, these phantom shares were converted to KKR & Co. common units and cash. In addition, on June 27, 2014, the Company’s board of directors approved a reverse stock split whereby the number of the Company’s issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by the Parent. As such, disclosure related to common shares below pertains to the Predecessor Company.

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

The 2007 Share Incentive Plan was terminated in May 2015. As of June 30, 2015, all restricted KFN common shares and KFN common share options outstanding at the time of the Merger Transaction (other than any restricted Company common shares held by the Manager) had been converted to grants in respect of KKR & Co. common units and there were no outstanding equity awards in respect of KFN common shares outstanding.

The following table summarizes the restricted common share transactions that occurred prior to the Merger Transaction:

	Predecessor Company
	Manager	Directors	Total
Unvested shares as January 1, 2014	584,634	85,194	669,828
Issued	—	—	—
Vested	(243,648)	—	(243,648)
Forfeited	—	—	—
Unvested shares as of April 30, 2014	340,986	85,194	426,180

The Company was required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $11.54 per share at April 30, 2014. There was $2.2 million of total unrecognized compensation costs related to unvested restricted common shares granted as of April 30, 2014. These costs were expected to be recognized through 2016.

The following table summarizes common share option transactions:

	Predecessor Company
	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2014	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of April 30, 2014	1,932,279	$20.00

As of April 30, 2014, 1,932,279 common share options were fully vested and exercisable. In connection with the Merger Transaction, each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share was entitled to receive in the merger.

The components of share-based compensation expense are as follows for the one and four months ended April 30, 2014 (amounts in thousands):

	Predecessor Company
	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Restricted common shares granted to Manager	$113	$690
Restricted common shares granted to certain directors	64	328
Total share-based compensation expense	$177	$1,018

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Successor Company			Predecessor Company
	Three months ended June 30, 2015	Six months ended June 30, 2015	Two months ended June 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014
Base management fees, net	$1,410	$5,463	$5,941	$1,631	$5,253
CLO management fees	8,407	14,574	4,465	2,480	11,016
Incentive fees	—	—	—	—	12,882
Manager share-based compensation	—	—	—	113	690
Total related party management compensation	$9,817	$20,037	$10,406	$4,224	$29,841

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

The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company			Predecessor Company
	Three months ended June 30, 2015	Six months ended June 30, 2015	Two months ended June 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014
Base management fees, gross	$7,836	$16,327	$6,688	$3,372	$13,364
CLO management fees credit(1)	(6,426)	(10,864)	(747)	(1,741)	(8,111)
Other related party fees credit	—	—	—	—	—
Total base management fees, net	$1,410	$5,463	$5,941	$1,631	$5,253

(1)	See “CLO Management Fees” for further discussion.

The Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE was $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $0.7 million and $2.9 million during the one and four months ended April 30, 2014, respectively.

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

Fees Waived

The collateral manager waived CLO management fees totaling of $0.6 million and $1.1 million for CLO 2005-2 during the three and six months ended June 30, 2015, respectively. Comparatively, the collateral manager waived CLO management fees totaling $1.6 million for CLO 2005-2 and CLO 2006-1 during the two months ended June 30, 2014, and zero and $1.6 million during the one and four months ended April 30, 2014, respectively. The Company called CLO 2006-1 in February 2015.

Fees Charged and Fee Credits

The Company recorded management fees expense for CLO 2005‑1, CLO 2007‑1, CLO 2012‑1, CLO 2013‑1, CLO 2013‑2, CLO 9, CLO 10 and CLO 11 during 2015. The Company recorded management fees expense for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1 and CLO 2013-2 during 2014. CLO 2007-A was called in July 2014 and its last payment, which included CLO management fees, was made in October 2014. CLO 2005-1 was called in July 2015 and its last payment, which included CLO management fees, was made the same month.

Beginning in June 2013, the Manager credited the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 9 and CLO 11 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLO 2013-1, CLO 2013-2 and CLO 10 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company			Predecessor Company
	Three months ended June 30, 2015	Six months ended June 30, 2015	Two months ended June 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014
Charged and retained CLO management fees(1)	$1,981	$3,710	$3,718	$739	$2,905
CLO management fees credit	6,426	10,864	747	1,741	8,111
Total CLO management fees	$8,407	$14,574	$4,465	$2,480	$11,016

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager earned incentive fees totaling zero for each of the three and six months ended June 30, 2015, two months ended June 30, 2014 and one month ended April 30, 2014. Incentive fees totaled $12.9 million for the four months ended April 30, 2014.

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
Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $1.2 million and $3.5 million for the three and six months ended June 30, 2015, respectively. The Company incurred reimbursable general and administrative expenses to its Manager totaling $1.4 million for the two months ended June 30, 2014 and $0.9 million and $2.8 million for the one and four months ended April 30, 2014, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Contributions and Distributions

    The Company has made certain distributions to its Parent, as the sole holder of its common shares. The Company distributed $55.2 million and $89.5 million for the three and six months ended June 30, 2015, respectively.

Common shareholders of the Predecessor Company received a quarterly distribution in respect of the KKR & Co. common units that such holders received as a result of the Merger Transaction and held as of the record date, or May 9, 2014. The distribution on all KKR & Co. common units was $0.43 per common unit and was paid by KKR & Co. on May 23, 2014. The Company distributed $44.9 million in cash to its Parent in May 2014 in connection with this distribution.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of June 30, 2015, the aggregate par amount of these affiliated investments totaled $1.1 billion, or approximately 17% of the total investment portfolio, and consisted of 15 issuers. The total $1.1 billion in affiliated investments was comprised of $1.1 billion of corporate loans and $12.4 million of equity investments. As of December 31, 2014, the aggregate par amount of these affiliated investments totaled $1.7 billion, or approximately 20% of the total investment portfolio, and consisted of 19 issuers. The total $1.7 billion in affiliated investments was comprised of $1.6 billion of corporate loans, $9.5 million of corporate debt securities and $13.6 million of equity investments.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of June 30, 2015 and December 31, 2014, the estimated fair value of these interests in joint ventures and partnerships totaled $645.7 million and $618.6 million, respectively.

NOTE 14. SEGMENT REPORTING

Operating segments are defined as components of a company that engage in business activities that may earn revenues and incur expenses for which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through the following reportable segments: credit (“Credit”), natural resources (“Natural Resources”) and other (“Other”).

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

The following tables present the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015
Total revenues	$90,520	$185,478	$6,351	$9,179	$8,820	$8,820	$—	$—	$105,691	$203,477
Total investment costs and expenses	59,331	115,298	2,706	4,046	413	759	—	—	62,450	120,103
Total other income (loss)	(842)	(66,834)	(6,348)	(14,101)	15,225	19,806	—	—	8,035	(61,129)
Total other expenses	12,014	28,417	176	686	79	234	—	100	12,269	29,437
Income tax expense (benefit)	14	62	—	—	715	1,014	—	—	729	1,076
Net income (loss)	$18,319	$(25,133)	$(2,879)	$(9,654)	$22,838	$26,619	$—	$(100)	$38,278	$(8,268)
Net income (loss) attributable to noncontrolling interests	182	(5,676)	(2,887)	(3,100)	—	—	—	—	(2,705)	(8,776)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$18,137	$(19,457)	$8	$(6,554)	$22,838	$26,619	$—	$(100)	$40,983	$508

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Successor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014
Total revenues	$62,311	$31,930	$72	$—	$94,313
Total investment costs and expenses	35,410	20,057	197	—	55,664
Total other income (loss)	17,113	(4,880)	8,654	—	20,887
Total other expenses	12,753	1,393	183	35	14,364
Income tax expense (benefit)	24	—	4	—	28
Net income (loss)	$31,237	$5,600	$8,342	$(35)	$45,144

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014
Total revenues	$37,693	$134,255	$17,754	$61,782	$21,205	$21,205	$—	$—	$76,652	$217,242
Total investment costs and expenses	16,612	62,485	11,339	38,915	104	425	—	—	28,055	101,825
Total other income (loss)	11,530	76,046	(2,734)	(8,123)	(25,302)	(11,589)	—	—	(16,506)	56,334
Total other expenses	7,286	23,121	479	1,633	90	230	26,296	40,625	34,151	65,609
Income tax expense (benefit)	127	146	—	—	16	16	—	—	143	162
Net income (loss)	$25,198	$124,549	$3,202	$13,111	$(4,307)	$8,945	$(26,296)	$(40,625)	$(2,203)	$105,980

(1)
Consists of certain expenses not allocated to individual segments including other expenses comprised of (i) incentive fees of zero and $12.9 million for the one and four months ended April 30, 2014, respectively, and (ii) merger related transaction costs of $22.7 million for both the one and four months ended April 30, 2014. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense which are not allocated to individual segments.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Total assets	$8,493,315	$8,438,227	$290,882	$300,281	$253,094	$213,006	$—	$111	$9,037,291	$8,951,625

(1)
Total consolidated assets as of June 30, 2015 included $93.8 million of noncontrolling interests, of which $57.0 million was related to the Credit segment and $36.8 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2014 included $100.2 million of noncontrolling interests, of which $62.7 million was related to the Credit segment and $37.4 million was related to the Natural Resources segment.

NOTE 15. EARNINGS PER COMMON SHARE

Earnings per common share is not provided for the Successor Company as the Company is now a subsidiary of KKR Fund Holdings, which owns 100 common shares of the Company constituting all of its outstanding common shares. The following table presents a reconciliation of basic and diluted net income (loss) per common share for the Predecessor Company (amounts in thousands, except per share information):

	Predecessor Company
	One month ended April 30, 2014	Four months ended April 30, 2014
Net income (loss)	$(2,203)	$105,980
Less: Preferred share distributions	—	6,891
Net income (loss) available to common shares	$(2,203)	$99,089
Less: Dividends and undistributed earnings allocated to participating securities	(5)	292
Net income (loss) allocated to common shares	$(2,198)	$98,797
Basic:
Basic weighted average common shares outstanding	204,398	204,276
Net income (loss) per common share	$(0.01)	$0.48
Diluted:
Diluted weighted average common shares outstanding(1)	204,398	204,276
Net income (loss) per common share	$(0.01)	$0.48
Distributions declared per common share	$—	$0.22

(1)	Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE LOSS

In connection with the Merger Transaction, accumulated other comprehensive loss is not provided for the Successor Company as changes in the estimated fair value of all securities and cash flow hedges are recorded in the condensed consolidated statements of operations, within net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on derivatives and foreign exchange, respectively. The components of changes in accumulated other comprehensive loss for the Predecessor Company were as follows (amounts in thousands):

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

NOTE 17. SUBSEQUENT EVENTS

On August 6, 2015, the Company's board of directors declared a cash distribution for the quarter ended June 30, 2015 on its common shares totaling $52.1 million, or $521,120 per common share. The distribution was paid on August 7, 2015 to common shareholders of record as of the close of business on August 6, 2015.

On June 25, 2015, the Company’s board of directors declared a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on July 15, 2015 to preferred shareholders as of the close of business on July 8, 2015.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on‑balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of June 30, 2015, our CLO transactions consisted of KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”), KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”), KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2011‑ 1, Ltd. (“CLO 2011‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”) KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”) and KKR CLO 11, Ltd. ("CLO 11") (collectively the “Cash Flow CLOs”). During July 2015, we called CLO 2005-1 and repaid aggregate senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, we called KKR Financial CLO 2006-1, Ltd ("CLO 2006-1") and repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our majority‑owned subsidiaries, including CLOs.

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
Consolidated Summary of Results

Our net income available to common shares for the three months ended June 30, 2015 totaled $34.1 million, while we had net loss available to common shares for the six months ended June 30, 2015 totaling $13.3 million. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

Funding Activities

CLOs

On May 7, 2015, we closed CLO 11, a $564.5 million secured financing transaction maturing on April 15, 2027. We issued $507.8 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.06%. The CLO also issued $28.3 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 11 collateralize the CLO 11 debt, and as a result, those investments are not available to us, our creditors or shareholders.

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

As our condensed consolidated financial statements in this Quarterly Report on Form 10-Q are presented to reflect the consolidation of the CLOs and above non-VIE entities we hold investments in, the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations also reflects these entities on a consolidated basis, which is consistent with the disclosures in our condensed consolidated financial statements.

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

Recent Accounting Pronouncements

Consolidation

In February 2015, the FASB issued guidance which eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. The guidance is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. We are evaluating the impact of this guidance on our financial statements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2015, two months ended June 30, 2014 and one and four months ended April 30, 2014 (amounts in thousands):148.0

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015	Three months ended June 30, 2015	Six months ended June 30, 2015
Total revenues	$90,520	$185,478	$6,351	$9,179	$8,820	$8,820	$—	$—	$105,691	$203,477
Total investment costs and expenses	59,331	115,298	2,706	4,046	413	759	—	—	62,450	120,103
Total other income (loss)	(842)	(66,834)	(6,348)	(14,101)	15,225	19,806	—	—	8,035	(61,129)
Total other expenses	12,014	28,417	176	686	79	234	—	100	12,269	29,437
Income tax expense (benefit)	14	62	—	—	715	1,014	—	—	729	1,076
Net income (loss)	$18,319	$(25,133)	$(2,879)	$(9,654)	$22,838	$26,619	$—	$(100)	$38,278	$(8,268)
Net income (loss) attributable to noncontrolling interests	182	(5,676)	(2,887)	(3,100)	—	—	—	—	(2,705)	(8,776)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$18,137	$(19,457)	$8	$(6,554)	$22,838	$26,619	$—	$(100)	$40,983	$508

(1) Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Successor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014	Two months ended June 30, 2014
Total revenues	$62,311	$31,930	$72	$—	$94,313
Total investment costs and expenses	35,410	20,057	197	—	55,664
Total other income (loss)	17,113	(4,880)	8,654	—	20,887
Total other expenses	12,753	1,393	183	35	14,364
Income tax expense (benefit)	24	—	4	—	28
Net income (loss)	$31,237	$5,600	$8,342	$(35)	$45,144

(1) Consists of directors’ expenses which are not allocated to individual segments.

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014
Total revenues	$37,693	$134,255	$17,754	$61,782	$21,205	$21,205	$—	$—	$76,652	$217,242
Total investment costs and expenses	16,612	62,485	11,339	38,915	104	425	—	—	28,055	101,825
Total other income (loss)	11,530	76,046	(2,734)	(8,123)	(25,302)	(11,589)	—	—	(16,506)	56,334
Total other expenses	7,286	23,121	479	1,633	90	230	26,296	40,625	34,151	65,609
Income tax expense (benefit)	127	146	—	—	16	16	—	—	143	162
Net income (loss)	$25,198	$124,549	$3,202	$13,111	$(4,307)	$8,945	$(26,296)	$(40,625)	$(2,203)	$105,980

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

As discussed in ‘‘Executive Overview - Basis of Presentation,’’ our financial statements and transactional records prior to the Effective Date reflect our historical accounting basis of assets and liabilities and are labeled ‘‘Predecessor Company,’’ while such records subsequent to the Effective Date are labeled ‘‘Successor Company’’and reflect the push down basis of accounting for the new estimated fair values in the Company’s condensed consolidated financial statements. Accordingly, the following disclosure around the the results for the one and four months ended April 30, 2014 pertain to the Predecessor Company and may have a different basis of accounting.

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

Successor Company net income attributable to KKR Financial Holdings LLC and Subsidiaries for the three months ended June 30, 2015 was $41.0 million, which was net of $2.7 million of net loss attributable to noncontrolling interests. Net income attributable to KKR Financial Holdings LLC and Subsidiaries for the six months ended June 30, 2015 was $0.5 million, which was net of $8.8 million of net loss attributable to noncontrolling interests. During the second half of 2014, we acquired control of certain entities, largely as a result of the asset contributions by our Parent, and began consolidating the financial results of these entities; as such, prior periods do not include noncontrolling interests.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and overriding royalty interest properties. In addition, revenues include dividend income primarily from our equity investments and interests in joint ventures and partnerships.

Successor Company

For the three and six months ended June 30, 2015

Revenues totaled $105.7 million for the three months ended June 30, 2015 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $88.4 million and $6.4 million, respectively. Revenues totaled $203.5 million for the six months ended June 30, 2015 and was comprised primarily of corporate loan and security interest income and dividend income of $179.3 million and $14.9 million, respectively.

Oil and gas revenue totaled $9.2 million for the six months ended June 30, 2015, a significant decline from the equivalent period in 2014 primarily due to two transactions during the third quarter of 2014 whereby we disposed of certain oil and gas properties. First, we distributed certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, to our Parent. Second, we entered into a transaction whereby certain of our entities holding natural resources assets were merged with certain investment entities of funds advised by KKR and partnerships held by wholly owned subsidiaries of Legend Production Holdings, LLC, a majority owned subsidiary of Riverstone Holdings LLC and the Carlyle Group, to create a new oil and gas company called Trinity River Energy, LLC (‘‘Trinity’’). As of June 30, 2015, the Trinity asset, which is carried at estimated fair value, totaled $41.2 million and was classified as interests in joint ventures and partnerships on our condensed consolidated balance sheets. Prior to the Trinity transaction, these natural resources assets had a carrying value of $166.6 million as of June 30, 2014 and were classified as oil and gas properties, net on our condensed consolidated balance sheets. Refer to “Revenues” below in the Natural Resources segment for further discussion.

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

Successor Company

For the three and six months ended June 30, 2015

Investment costs and expenses totaled $62.5 million for the three months ended June 30, 2015 and was comprised primarily of interest expense of $58.3 million, of which $43.2 million was related to our collateralized loan obligation secured notes. Investment costs and expenses totaled $120.1 million for the six months ended June 30, 2015 and was comprised primarily of interest expense of $114.2 million, of which $83.3 million was related to our collateralized loan obligation secured notes. Refer to "Investment Costs and Expenses" below in the Credit segment for further discussion.

Oil and gas-related costs totaled $2.3 million and $3.3 million for the three and six months ended June 30, 2015, respectively. These amounts declined significantly from the equivalent periods in 2014 due to the distribution of certain of our natural resources assets focused on development of oil and gas properties to our Parent and the Trinity transaction as described above.

For the two months ended June 30, 2014

Investment costs and expenses totaled $55.7 million for the two months ended June 30, 2014 and was comprised primarily of interest expense and DD&A of $35.9 million and $11.1 million, respectively. In addition, oil and gas production costs totaled $7.9 million for the two months ended June 30, 2014.

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

Other Income (Loss)

Successor Company

For the three and six months ended June 30, 2015

Other income totaled $8.0 million for the three months ended June 30, 2015 primarily as a result of a $15.9 million net realized and unrealized gain on derivatives and foreign exchange. A majority of the $15.9 million net realized and unrealized gain on derivatives and foreign exchange was from unrealized gains on our interest rate swaps which totaled $14.7 million. We use pay-fixed, receive variable interest rate swaps to hedge a portion of the interest rate risk associated with our CLOs as well as certain of our floating rate junior subordinated notes. Changes in the estimated fair value of the interest rate swaps are based on expected discounted cash flows. Accordingly, the unrealized gains were attributable to an increase in the 30-year LIBOR curve from 2.39% as of March 31, 2015 to 2.94% as of June 30, 2015.

The $15.9 million net realized and unrealized gain on derivatives and foreign exchange was partially offset by a $6.4 million net realized and unrealized loss on investments, largely driven by unrealized losses in our corporate loan and debt securities portfolios of $34.4 million. In connection with the Merger Transaction and as of the Effective Date, all of our corporate loans are carried at estimated fair value with changes in estimated fair value recorded in net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations. Prior to the Effective Date, a majority of our loans were classified as held for investment and accounted for based on amortized cost, net of an allowance for loan losses which represented an estimate of probable credit losses inherent in the corporate loan portfolio held for investment. Increases in the allowance for loan losses were recorded in provision for loan losses, which was separately presented within total investment costs and expenses on the condensed consolidated statements of operations.

The $34.4 million unrealized losses in our corporate loan and debt securities portfolios was partially offset by $29.8 million unrealized gains in our equity investments, the majority of which was attributable to two investments in the education and healthcare sectors.

Other loss totaled $61.1 million for the six months ended June 30, 2015 and was comprised primarily of an $88.8 million net realized and unrealized loss on debt due to the fact that beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. During the six months ended June 30, 2015, the estimated fair value of certain financial assets held in our CLOs increased. The increase was largely attributable to a single issuer in the education sector, which was restructured during the first quarter of 2015. Accordingly, the aggregate financial liabilities of our CLOs had a corresponding increase in estimated fair value, which resulted in unrealized losses of $88.8 million on our condensed consolidated statements of operations.

The $88.8 million net realized and unrealized loss on debt was partially offset by $13.5 million net realized and unrealized gains on investments. The $13.5 million net realized and unrealized gains on investments was largely driven by (i) net realized and unrealized gains of $32.6 million on our corporate loan portfolio, primarily attributable to the single issuer in the education sector described above, coupled with (ii) net realized and unrealized gains of $14.4 million on our commercial real estate assets.

These gains were partially offset by $36.0 million net realized and unrealized losses on our interests in joint ventures and partnerships, specifically in the credit and natural resources segments. Of the $36.0 million, $15.4 million of unrealized losses was attributable to one of our investments in the marine sector. In addition, $14.1 million of unrealized losses was attributable to our natural resources investments due to a significant drop in long-term oil, condensate, natural gas liquids and natural gas prices during the period. Refer to the "Natural Resources Segment" below for further discussion.

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
The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company			Predecessor Company
	Three months ended June 30, 2015	Six months ended June 30, 2015	Two months ended June 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014
Base management fees, net	$7,836	$16,327	$6,688	$3,372	$13,364
CLO management fees credit(1)	(6,426)	(10,864)	(747)	(1,741)	(8,111)
Other related party fees credit	—	—	—	—	—
Total base management fees, net	$1,410	$5,463	$5,941	$1,631	$5,253

(1)	See “CLO Management Fees” for further discussion.

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
Beginning in June 2013, our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007‑A and CLO 2012-1, CLO 9 and CLO 11 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLO 2013-1, CLO 2013-2 and CLO 10 based on our 100% ownership of the subordinated notes in the CLO.

	Successor Company			Predecessor Company
	Three months ended June 30, 2015	Six months ended June 30, 2015	Two months ended June 30, 2014	One month ended April 30, 2014	Four months ended April 30, 2014
Charged and retained CLO management fees(1)	$1,981	$3,710	$3,718	$739	$2,905
CLO management fees credit	6,426	10,864	747	1,741	8,111
Total CLO management fees	$8,407	$14,574	$4,465	$2,480	$11,016

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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
Successor Company

For the three and six months ended June 30, 2015

Other expenses totaled $12.3 million and $29.4 million for the three and six months ended June 30, 2015, respectively, and was comprised primarily of related party management compensation of $9.8 million and $20.0 million, respectively. CLO management fees, which are components of related party management compensation, totaled $8.4 million and $14.6 million for the three and six months ended June 30, 2015, respectively, and are driven by the aggregate principal balance of cash and assets in all of our CLOs, except for CLO 2011-1. CLO 9, CLO 10 and CLO 11, which all closed between September 2014 and May 2015, began paying CLO management fees in 2015.

In addition, base management fees totaled $1.4 million and $5.5 million for the three and six months ended June 30, 2015, respectively. Base management fees, which are based on our "equity", as defined in the Management Agreement, declined from the equivalent periods in 2014 primarily due to lower overall retained earnings as a result of net loss in the fourth quarter of 2014, cash distributions made on our preferred and common shares. Fee Credits, which offset total base management fees equal to our pro rata share of the aggregate CLO management fees paid by these CLOs, also increased as a result of CLO 9, CLO 10 and CLO 11 paying management fees in 2015.

For the two months ended June 30, 2014

Other expenses totaled $14.4 million for the two months ended June 30, 2014 and was comprised primarily of related party management compensation which totaled $10.4 million.

Predecessor Company

For the one and four months ended April 30, 2014

Other expenses totaled $34.2 million for the one month ended April 30, 2014 of which professional services expenses totaled $24.9 million, approximately $22.7 million of which was related to the Merger Transaction. Other expenses totaled $65.6 million for the four months ended April 30, 2014 and was primarily driven by two factors. First, related party management compensation totaled $29.8 million, $12.9 million of which was related to incentive fees, which are based in part upon our achievement of specified levels of net income. Second, professional services totaled $26.9 million, approximately $22.7 million of which was related to the Merger Transaction.

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
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	Successor Company			Predecessor Company
	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Revenues
Corporate loans and securities interest income	$87,034	$174,645	$54,146	$28,525	$114,992
Residential mortgage-backed securities interest income	1,053	1,859	835	408	2,027
Net discount accretion	304	2,805	3,788	4,349	10,158
Dividend income	2,051	6,058	3,526	4,402	7,058
Other	78	111	16	9	20
Total revenues	90,520	185,478	62,311	37,693	134,255
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	43,248	83,273	24,279	10,629	39,923
Credit facilities	—	—	—	620	1,059
Convertible senior notes	—	—	—	—	1
Senior notes	6,689	13,432	4,308	2,317	9,234
Junior subordinated notes	3,959	7,928	2,550	1,174	4,681
Interest rate swaps	3,616	7,995	3,576	1,804	7,284
Other interest expense	—	—	—	1	14
Total interest expense	57,512	112,628	34,713	16,545	62,196
Other	1,819	2,670	697	67	289
Total investment costs and expenses	59,331	115,298	35,410	16,612	62,485
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	14,657	9,116	(1,125)	—	—
Credit default swaps	—	—	—	—	(181)
Total rate of return swaps	620	434	(44)	(236)	(2,065)
Common stock warrants	(110)	(2,001)	(5)	123	137
Foreign exchange(1)	1,298	834	(2,699)	853	588
Options	(1,399)	(2,302)	(510)	392	(19)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	15,066	6,081	(4,383)	1,132	(1,540)
Net realized and unrealized gain (loss) on investments(2)	(14,492)	8,464	45,689	14,112	72,623
Net realized and unrealized gain (loss) on debt	(4,977)	(88,793)	(25,396)	—	—
Lower of cost or estimated fair value(2)	—	—	—	(3,313)	5,038
Impairment of securities available for‑sale and private equity at cost(2)	—	—	—	(1,463)	(4,391)
Other income	3,561	7,414	1,203	1,062	4,316
Total other income (loss)	(842)	(66,834)	17,113	11,530	76,046
Other expenses
Related party management compensation:
Base management fees	1,309	5,104	5,344	1,490	4,786
CLO management fees	8,407	14,574	4,465	2,480	11,016

Total related party management compensation	9,716	19,678	9,809	3,970	15,802
Professional services	723	1,787	1,278	2,052	3,508
Other general and administrative	1,575	6,952	1,666	1,264	3,811
Total other expenses	12,014	28,417	12,753	7,286	23,121
Income (loss) before income taxes	18,333	(25,071)	31,261	25,325	124,695
Income tax expense (benefit)	14	62	24	127	146
Net income (loss)	$18,319	$(25,133)	$31,237	$25,198	$124,549

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)	For the one and four months ended April 30, 2014, represents components of total net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Revenues

Successor Company

For the three and six months ended June 30, 2015

Revenues totaled $90.5 million for the three months ended June 30, 2015 and was comprised primarily of corporate loan and security interest income of $73.0 million and $14.0 million, respectively. Revenues totaled $185.5 million for the six months ended June 30, 2015 and was comprised primarily of corporate loan and security interest income of $147.9 million and $26.7 million, respectively. As of June 30, 2015, our corporate loan portfolio had an aggregate par value of $6.1 billion with a weighted average coupon of 4.7%, while our corporate debt securities portfolio had an aggregate par value of $468.1 million with a weighted average coupon of 9.0%. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.28% as of June 30, 2015 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 81.0% as of June 30, 2015.

In addition, dividend income totaled $2.1 million and $6.1 million for the three and six months ended June 30, 2015, respectively. We primarily receive dividends on our equity investments and interests in joint ventures and partnerships. Unlike our corporate debt portfolio that have stated coupon rates, dividends are not necessarily contractual in their amounts or timing and may vary depending on investment performance.

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

Investment Costs and Expenses

Successor Company

For the three and six months ended June 30, 2015

Investment costs and expenses totaled $59.3 million for the three months ended June 30, 2015, of which $43.2 million was related to interest expense on collateralized loan obligation secured notes. As of June 30, 2015, the aggregate par amount of our collateralized loan obligation secured notes was $5.4 billion. During the second half of 2014, we closed CLO 9 and CLO 10 and during May 2015, we closed CLO 11, all of which contributed to incremental interest expense. Interest expense related to these three CLOs totaled $8.9 million for the second quarter of 2015.

Investment costs and expenses totaled $115.3 million for the six months ended June 30, 2015, of which $83.3 million was related to interest expense on collateralized loan obligation secured notes. As of June 30, 2015, the aggregate par amount of our collateralized loan obligation secured notes was $5.4 billion. As mentioned above, during the second half of 2014 and second quarter of 2015, we closed CLO 9, CLO 10 and CLO 11. Interest expense related to these three CLOs totaled $14.3 million for the six months ended June 30, 2015. In addition we recorded an additional $2.3 million of interest expense as a result of accelerated accretion of debt discount for CLO 2006-1, which was called in February 2015.

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

Successor Company

For the three and six months ended June 30, 2015

Other loss totaled $0.8 million for the three months ended June 30, 2015 due to the following factors.

First, net realized and unrealized losses on investments totaled $14.5 million largely driven by net realized and unrealized losses in the corporate loan and debt security portfolios of $33.5 million and $12.1 million, respectively. These net realized and unrealized losses were partially offset by $29.8 million unrealized gains on our equity investments, a majority of which are from investments in the education and healthcare sectors. Refer to the table below for the components of net realized and unrealized gain (loss) on investments.

Second, unrealized loss on collateralized loan obligation secured notes totaled $5.0 million in the second quarter of 2015. Pursuant to the Merger Transaction, we elected the fair value option of accounting for our CLO secured notes as of the Effective Date with any changes in estimated fair value recorded in net realized and unrealized gain (loss) on debt in the condensed consolidated statements of operations. Prior to the Merger Transaction, we recorded our CLO secured notes at amortized cost. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs less, (ii) the sum of the fair value of any beneficial interests retained by us.

Third, realized and unrealized gain on derivatives and foreign exchange totaled $15.1 million, primarily driven by $14.7 million unrealized gains on our interest rate swaps. We use pay-fixed, receive variable interest rate swaps to hedge a portion of the interest rate risk associated with our CLOs as well as certain of our floating rate junior subordinated notes. Changes in the estimated fair value of the interest rate swaps are based on expected discounted cash flows. Accordingly, the unrealized gains were primarily attributable to a significant increase in the 30-year LIBOR curve from 2.39% as of March 31, 2015 to 2.94% as of June 30, 2015. Furthermore, other income totaled $3.6 million in the second quarter of 2015.

Other loss totaled $66.8 million for the six months ended June 30, 2015, primarily driven by $88.8 million of net realized and unrealized loss on collateralized loan obligation secured notes for the six months ended June 30, 2015. As described above beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable.

During the six months ended June 30, 2015, the estimated fair value of certain financial assets held in our CLOs increased, largely attributable to a single issuer in the education sector. Accordingly, the aggregate financial liabilities of our CLOs had a corresponding increase in estimated fair value, which resulted in unrealized losses of $88.8 million on our condensed consolidated statements of operations.

Partially offsetting this loss was $8.5 million of net realized and unrealized gain on investments, which was largely comprised of net realized and unrealized gains on our corporate loan portfolio of $32.6 million, partially offset by $21.9 million of net realized and unrealized losses on our interests in joint ventures and partnerships. Refer to the table below for the components of net realized and unrealized gain (loss) on investments. In addition, other income totaled $7.4 million and net realized and unrealized gain on derivatives and foreign exchange totaled $6.1 million, primarily related to interest rate swaps.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the three and six months ended June 30, 2015 (amounts in thousands):

	Successor Company
	For the three months ended June 30, 2015			For the six months ended June 30, 2015
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$(27,450)	$(6,079)	$(33,529)	$54,824	$(22,261)	$32,563
Corporate debt securities	(6,956)	(5,130)	(12,086)	(5,276)	(4,731)	(10,007)
RMBS	48	(246)	(198)	201	(1,170)	(969)
Equity investments, at estimated fair value	29,799	(58)	29,741	7,373	1,366	8,739
Interests in joint ventures and partnerships, at estimated fair value and other	892	688	1,580	(22,550)	688	(21,862)
Total	$(3,667)	$(10,825)	$(14,492)	$34,572	$(26,108)	$8,464

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

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the two months ended June 30, 2014 (amounts in thousands):

	Successor Company
	For the two months ended June 30, 2014
	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$25,861	$(4,716)	$21,145
Corporate debt securities	10,201	967	11,168
RMBS	622	(232)	390
Equity investments, at estimated fair value	(388)	22	(366)
Interests in joint ventures and partnerships, at estimated fair value and other	13,311	41	13,352
Total	$49,607	$(3,918)	$45,689

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

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the one and four months ended April 30, 2014 (amounts in thousands):

	Predecessor Company
	For the one month ended April 30, 2014			For the four months ended April 30, 2014
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$596	$430	$1,026	$10,586	$10,761	$21,347
Corporate debt securities	(849)	2,515	1,666	4,060	7,429	11,489
RMBS	1,502	7	1,509	14,889	(9,839)	5,050
Equity investments, at estimated fair value	9,766	131	9,897	12,406	11,991	24,397
Interests in joint ventures and partnerships, at estimated fair value and other	14	—	14	10,340	—	10,340
Total	$11,029	$3,083	$14,112	$52,281	$20,342	$72,623

Other Expenses

Successor Company

For the three and six months ended June 30, 2015

Other expenses totaled $12.0 million and $28.4 million for the three and six months ended June 30, 2015, respectively, primarily due to related party management compensation which includes base management fees and CLO management fees. CLO management fees totaled $8.4 million and $14.6 million for the three and six months ended June 30, 2015, respectively. CLO 9, CLO 10 and CLO 11, which all closed between September 2014 and May 2015, began paying CLO management fees in

2015. During both the three and six months ended June 30, 2015, CLO management fees paid by these three CLOs totaled $2.7 million.

For the two months ended June 30, 2014

Other expenses totaled $12.8 million for the two months ended June 30, 2014 primarily due to related party management compensation, which includes base management fees and CLO management fees.

Predecessor Company

For the one and four months ended April 30, 2014

Other expenses totaled $7.3 million and $23.1 million for the one and four months ended April 30, 2014, respectively, primarily due to related party management compensation of $4.0 million and $15.8 million, respectively. Related party management compensation includes base management fees and CLO management fees. CLO management fees for CLO 2007-1, CLO 2007-A, CLO 2012-1 and CLO 2013-1were charged during the first four months of 2014, compared to only CLO 2005-1 during the equivalent period in 2013, resulting in an increase in CLO management fees. However, partially offsetting this increase was a decrease in net base management fees primarily due to the Fee Credits received related to certain CLO management fees received by affiliates of our Manager. See “Consolidated Results” above for further discussion around the CLO management fee and base management fee offsets.

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	Successor Company			Predecessor Company
	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Revenues
Oil and gas revenue:
Natural gas sales	$522	$852	$6,656	$2,935	$13,547
Oil sales	5,343	7,184	21,872	13,250	40,122
Natural gas liquids sales	486	1,143	2,496	1,407	6,211
Other	—	—	906	162	1,902
Total revenues	6,351	9,179	31,930	17,754	61,782
Investment costs and expenses
Oil and gas production costs:
Lease operating expenses	—	—	3,673	1,927	7,088
Workover expenses	—	—	482	192	811
Transportation and marketing expenses	—	—	1,821	1,008	4,415
Severance and ad valorem taxes	298	250	1,884	811	2,458
Total oil and gas production costs	298	250	7,860	3,938	14,772
Oil and gas depreciation, depletion and amortization	2,003	3,005	11,134	6,929	22,471
Interest expense:
Credit facilities	—	—	409	228	776
Senior notes	254	497	362	160	641
Junior subordinated notes	151	294	214	81	325
Total interest expense	405	791	985	469	1,742
Other	—	—	78	3	(70)
Total investment costs and expenses	2,706	4,046	20,057	11,339	38,915
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Commodity swaps	—	—	(4,882)	(2,790)	(8,371)
Total net realized and unrealized gain (loss) on derivatives and foreign exchange	—	—	(4,882)	(2,790)	(8,371)
Net realized and unrealized gain (loss) on investments	(6,348)	(14,101)	(142)	1	1
Other income	—	—	144	55	247
Total other income (loss)	(6,348)	(14,101)	(4,880)	(2,734)	(8,123)
Other expenses
Related party management compensation:
Base management fees	50	187	449	103	332
Total related party management compensation	50	187	449	103	332
Professional services	27	65	232	141	580
Insurance	—	—	14	—	56
Other general and administrative	99	434	698	235	665
Total other expenses	176	686	1,393	479	1,633
Income (loss) before income taxes	(2,879)	(9,654)	5,600	3,202	13,111
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(2,879)	$(9,654)	$5,600	$3,202	$13,111

As described above, on September 30, 2014, we closed the Trinity transaction. As of June 30, 2015, our Trinity asset, which is carried at estimated fair value, totaled $41.2 million and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on our condensed consolidated balance sheets.

In addition, during the third quarter of 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent.

Revenues

Successor Company

For the three and six months ended June 30, 2015

Revenues totaled $6.4 million and $9.2 million for the three and six months ended June 30, 2015, respectively, which represented sales from oil and gas production on our overriding royalty interest properties. As of June 30, 2015, our overriding royalty interest property had a carrying amount of $117.3 million. In addition, we had natural resources interests in joint ventures with a carrying amount of $170.7 million as of June 30, 2015, which included the interest in Trinity as described above. Comparatively, as of June 30, 2014, our oil and gas properties, comprised of working and overriding royalty interests, had a carrying amount of $525.7 million. As a result of the contribution of oil and gas assets to Trinity and the distribution of natural resource assets to our Parent during the second half of 2014, our oil and gas properties balance declined, as did the related revenue and expenses.

For the two months ended June 30, 2014

Revenues totaled $31.9 million for the two months ended June 30, 2014, which represented sales from oil and gas production on our working and overriding royalty interest properties. As of June 30, 2014, our working and overriding royalty interests had a carrying amount of $525.7 million. As a result of the contribution of oil and gas assets to Trinity and the distribution of natural resource assets to our Parent during the second half of 2014, our oil and gas properties balance declined, as did the related revenues and expenses.

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

Successor Company

For the three and six months ended June 30, 2015

Investment costs and expenses totaled $2.7 million and $4.0 million for the three and six months ended June 30, 2015, respectively, and was comprised primarily of DD&A of $2.0 million and $3.0 million, respectively, on our oil and gas properties. As a result of the contribution of oil and gas assets to Trinity and the distribution of natural resource assets to our Parent during the second half of 2014, our oil and gas properties balance declined, as did the related expenses for DD&A and production.

For the two months ended June 30, 2014

Investment costs and expenses totaled $20.1 million for the two months ended June 30, 2014. A majority was related to DD&A on our overriding royalty interest property, which totaled $11.1 million for the two months ended June 30, 2014, coupled with oil and gas production costs totaling $7.9 million, of which $3.7 million was from lease operating expenses.

Predecessor Company

For the one and four months ended April 30, 2014

Investment costs and expenses totaled $11.3 million and $38.9 million for the one and four months ended April 30, 2014, respectively. A majority of total investment costs and expenses was related to DD&A, which totaled $6.9 million and $22.5 million for the one and four months ended April 30, 2014, respectively, due to the continued production and depletable costs that resulted from the drilling and completion of additional wells. Oil and gas production costs totaled $3.9 million and $14.8 million, of which $1.9 million and $7.1 million was from lease operating expenses for the one and four months ended April 30, 2014, respectively.

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

Successor Company

For the three and six months ended June 30, 2015

Other loss totaled $6.3 million for the three months ended June 30, 2015 driven by $3.4 million unrealized losses on Trinity coupled with $3.0 million unrealized losses on a single investment, of which $2.9 million was attributable to noncontrolling interests. Other loss totaled $14.1 million for the six months ended June 30, 2015, primarily as a result of $10.4 million unrealized losses on Trinity.

The unrealized losses for both the three and six months ended June 30, 2015 were primarily attributable to a significant drop in long-term oil, condensate, natural gas liquids, and natural gas prices, which began during the fourth quarter of 2014 and continued throughout the first half of 2015. For example, the 2017 price of WTI crude oil declined from approximately $67 per barrel as of December 31, 2014 to approximately $64 per barrel as of June 30, 2015, while the 2017 price of natural gas declined from $3.77 per mcf as of December 31, 2014 to $3.36 per mcf as of June 30, 2015. For further information regarding our natural resources valuation methodologies, refer to “Fair Value of Financial Instruments” in "Part I-Item 1. Financial Statements-Note 2. Summary of Significant Accounting Policies."

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

Other Expenses

Successor Company

For the three and six months ended June 30, 2015

Other expenses totaled $0.2 million and $0.7 million for the three and six months ended June 30, 2015, respectively, and is comprised primarily of general and administrative expenses and related party management compensation. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. The carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships totaled $251.1 million, excluding noncontrolling interests, as of June 30, 2015, compared to $525.7 million as of June 30, 2014, which resulted in a lower allocation. General and administrative expenses include reimbursable costs and payments due to the third party engaged to operate and manage a portion of our interests.

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

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	Successor Company			Predecessor Company
	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Revenues
Dividend income	$8,820	$8,820	$72	$21,205	$21,205
Total revenues	8,820	8,820	72	21,205	21,205
Investment costs and expenses
Interest expense:
Credit facilities	—	—	—	16	29
Senior notes	255	471	119	58	262
Junior subordinated notes	151	278	71	30	134
Total interest expense	406	749	190	104	425
Other	7	10	7	—	—
Total investment costs and expenses	413	759	197	104	425
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	793	678	101	245	128
Total realized and unrealized gain (loss) on derivatives and foreign exchange	793	678	101	245	128
Net realized and unrealized gain (loss) on investments	14,432	19,128	8,553	(25,547)	(11,717)
Total other income (loss)	15,225	19,806	8,654	(25,302)	(11,589)
Other expenses
Related party management compensation:
Base management fees	51	172	148	38	135
Total related party management compensation	51	172	148	38	135
Professional services	28	62	35	52	95
Total other expenses	79	234	183	90	230
Income before income taxes	23,553	27,633	8,346	(4,291)	8,961
Income tax expense	715	1,014	4	16	16
Net income	$22,838	$26,619	$8,342	$(4,307)	$8,945

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Revenues

Successor Company

For the three and six months ended June 30, 2015

Revenues totaled $8.8 million for both the three and six months ended June 30, 2015, from dividend payments on certain of our commercial real estate assets. In contrast to our corporate debt portfolio, which typically earns interest at stated

coupon rates and frequencies, revenues generated from commercial real estate assets are often delayed from the date of acquisition and episodic in their frequency and amount. As of June 30, 2015, our commercial real estate assets had a carrying value of $251.6 million.

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

Successor Company

For the three and six months ended June 30, 2015

Investment costs and expenses totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively, and represented allocated interest expense. During 2015, we continued to make incremental commercial real estate asset acquisitions which increased our investment portfolio balance and amounts allocated for costs and expenses. As of June 30, 2015, our commercial real estate assets had a carrying value of $251.6 million.

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

Other Income (Loss)

Successor Company

For the three and six months ended June 30, 2015

Other income totaled $15.2 million and $19.8 million for the three and six months ended June 30, 2015, respectively, and primarily represented unrealized gains on our commercial real estate assets.

For the two months ended June 30, 2014

Other income totaled $8.7 million for the two months ended June 30, 2014 and primarily represented unrealized gains on our commercial real estate holdings.

Predecessor Company

For the one and four months ended April 30, 2014

Other loss totaled $25.3 million and $11.6 million for the one and four months ended April 30, 2014, respectively, and primarily represented net realized and unrealized losses on our commercial real estate holdings. These losses were largely attributable to a single issuer which made a $19.2 million cash distribution to us during April 2014, thereby reducing the carrying value of the asset.

Other Expenses

Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

Successor Company

For the three and six months ended June 30, 2015

Other expenses totaled less than $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, and is comprised primarily of allocated net base management fees expense.

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

We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three and six months ended June 30, 2015 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
CLO 2005‑1, CLO 2005‑2, CLO 2006‑1, CLO 2007‑1, CLO 2007‑A, CLO 2009‑1 and CLO 2011‑1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.
Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state and foreign income tax expense related to the 2015 tax year. For the three and six months ended June 30, 2015, we recorded total income tax expense of $0.7 million and $1.1 million, respectively. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

Investment Portfolio
Our investment portfolio primarily consists of corporate debt holdings, consisting of corporate loans and corporate debt securities. The details of our corporate debt portfolio are discussed below under “Corporate Debt Portfolio”. Also included in our investment portfolio are our other holdings, including royalty interests in oil and gas properties, equity investments, and interests in joint ventures and partnerships, which are all discussed below under “Other Holdings”.
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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $6.1 billion as of June 30, 2015 and $6.9 billion as of December 31, 2014. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.
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
The following table summarizes our corporate loans portfolio stratified by type:

Corporate Loans
(Amounts in thousands)

	June 30, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$5,990,541	$5,884,294	$5,738,725	$6,735,553	$6,565,011	$6,357,273
Second lien	9,683	6,761	7,267	20,569	17,116	18,961
Subordinated	148,701	124,556	119,893	151,251	128,443	130,330
Total	$6,148,925	$6,015,611	$5,865,885	$6,907,373	$6,710,570	$6,506,564

As of June 30, 2015, $6.0 billion par amount, or 98.2%, of our corporate loan portfolio was floating rate and $107.9 million par amount, or 1.8%, was fixed rate. In addition, as of June 30, 2015, $204.5 million par amount, or 3.3%, of our corporate loan portfolio was denominated in foreign currencies, of which 75.4% was denominated in Euros. As of December 31, 2014, $6.7 billion par amount, or 96.9%, of our corporate loan portfolio was floating rate and $213.2 million par amount, or 3.1%, was fixed rate. In addition, as of December 31, 2014, $234.3 million par amount, or 3.4%, of our corporate loan portfolio was denominated in foreign currencies, of which 78.1% was denominated in Euros.
As of June 30, 2015, our fixed rate corporate loans had a weighted average coupon of 13.2% and a weighted average years to maturity of 4.4 years, as compared to 8.8% and 2.8 years, respectively, as of December 31, 2014. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.6% as of June 30, 2015 and 4.5% as of December 31, 2014, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.6% as of June 30, 2015 and 3.7% as of December 31, 2014. The weighted average years to maturity of our floating rate corporate loans was 4.3 years as of June 30, 2015 and 4.1 years as of December 31, 2014.
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
As of June 30, 2015, we held a total par value and estimated fair value of non-accrual loans of $399.7 million and $216.5 million, respectively, and $580.1 million and $342.1 million, respectively, as of December 31, 2014.
Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of June 30, 2015, we had one corporate loan that was in default with a total estimated value of $209.5 million from one issuer. As of December 31, 2014, we held four corporate loans that were in default with a total estimated fair value of $266.9 million from two issuers.
Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2015, approximately 34% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC (“TXU”) and Univar Inc., which combined represented $599.3 million, or approximately 10% of the aggregate estimated fair value of our corporate loans. As of December 31, 2014, approximately 38% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and First Data Corp., which combined represented $700.4 million, or approximately 11% of the aggregate estimated fair value of our corporate loans.

Predecessor Company
Allowance for Loan Losses
As discussed in “Executive Overview-Merger with KKR & Co.”, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for an allowance for loan losses. Accordingly, disclosure related to allowance for loan losses pertains to the Predecessor Company.
The following table summarizes the changes in the allowance for loan losses for our corporate loan portfolio (amounts in thousands):

	Predecessor Company
	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Allowance for loan losses:
Beginning balance	$223,541	$224,999
Provision for loan losses	—	—
Charge-offs	—	(1,458)
Ending balance	$223,541	$223,541

The charge-offs recorded during the four months ended April 30, 2014 were comprised primarily of loans modified in TDRs.

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
During the one and four months ended April 30, 2014, we recognized $1.1 million and $5.3 million, respectively, of interest income from cash receipts for loans on non‑accrual status.
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
The following table presents the aggregate balance of loans whose terms have been modified in a TDR (dollar amounts in thousands):

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
During the one and four months ended April 30, 2014, we modified $135.2 million and $1.1 billion, respectively, amortized cost of corporate loans that did not qualify as TDRs. These modifications involved changes in existing rates and maturities to prevailing market rates/maturities for similar instruments and did not qualify as TDRs as the respective borrowers were not experiencing financial difficulty or seeking (or granted) a concession as part of the modification. In addition, these modifications of non‑troubled debt holdings were accomplished with modified loans that were not substantially different from the loans prior to modification.
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

The following table summarizes the changes in our corporate loans held for sale balance (amounts in thousands):

	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Loans Held for Sale:
Beginning balance	$510,687	$279,748
Transfers in	110,693	348,808
Transfers out	—	—
Sales, paydowns, restructurings and other	(71,920)	(87,447)
Lower of cost or estimated fair value adjustment(1)	(3,313)	5,038
Net carrying value	$546,147	$546,147

(1)	Represents the recorded net adjustment to earnings for the respective period.

During the one and four months ended April 30, 2014, we transferred $110.7 million and $348.8 million amortized cost amount of loans from held for investment to held for sale, respectively. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and the determination by us to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. During the one and four months ended April 30, 2014, we did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio (amounts in thousands):

	For the one month ended April 30, 2014	For the four months ended April 30, 2014
Lower of cost or estimated fair value:
Beginning balance	$(7,526)	$(15,920)
Sale and paydown of loans held for sale	—	43
Transfer of loans to held for investment	—	—
Declines in estimated fair value	(4,395)	(4,453)
Recoveries in estimated fair value	1,082	9,491
Ending balance	$(10,839)	$(10,839)

We recorded a $3.3 million net charge to earnings for the lower of cost or estimated fair value adjustment for the one month ended April 30, 2014 and a $5.0 million reduction to the lower of cost or estimated fair value adjustment for the four months ended April 30, 2014 for certain loans held for sale, which had a carrying value of $546.1 million as of April 30, 2014.

Corporate Debt Securities
Our corporate debt securities portfolio had an aggregate par value of $468.1 million and $634.7 million as of June 30, 2015 and December 31, 2014, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets.
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
The following table summarizes our corporate debt securities portfolio stratified by type:
Corporate Debt Securities
(Amounts in thousands)

	June 30, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$179,998	$171,712	$154,834	$225,898	$204,222	$200,196
Senior unsecured	149,155	153,388	157,221	196,155	201,700	195,955
Subordinated	138,960	125,188	115,433	212,695	193,537	187,270
Total	$468,113	$450,288	$427,488	$634,748	$599,459	$583,421

As of June 30, 2015, $316.2 million par amount, or 74.2%, of our corporate debt securities portfolio was fixed rate and $110.0 million par amount, or 25.8%, was floating rate. In addition, we had $41.9 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2014, $413.2 million par amount, or 77.8%, of our corporate debt securities portfolio was fixed rate and $118.2 million par amount, or 22.2%, was floating rate. In addition, we had $103.4 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs.
As of June 30, 2015, $30.9 million par amount, or 6.6%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 88.4% was denominated in Euros. As of December 31, 2014, $85.2 million par amount, or 13.4%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 95.8% was denominated in Euros.
As of June 30, 2015, our fixed rate corporate debt securities had a weighted average coupon of 8.2% and a weighted average years to maturity of 3.4 years, as compared to 8.2% and 4.4 years, respectively, as of December 31, 2014. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 14.6% as of June 30, 2015 and 13.3% as of December 31, 2014, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.0% and 1.7% as of June 30, 2015 and December 31, 2014, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 6.4 years and 7.7 years as of June 30, 2015 and December 31, 2014, respectively.
Successor Company
Defaulted Securities
As of June 30, 2015, we had no corporate debt securities in default. As of December 31, 2014, the Company had a corporate debt security from one issuer in default with an estimated fair value of $8.7 million, which was on non-accrual status.

Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2015, approximately 82% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, LCI Helicopters Limited and JC Penney Corp. Inc. which combined represented $207.9 million, or approximately 49% of the estimated fair value of our corporate debt securities. As of December 31, 2014, approximately 70% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, JC Penney Corp. Inc. and LCI Helicopters Limited which combined represented $213.6 million, or approximately 37% of the estimated fair value of our corporate debt securities.
Predecessor Company
Impaired Securities
During the one and four months ended April 30, 2014, we recorded impairment losses totaling $1.5 million and $4.4 million, respectively, for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

Other Holdings
Our other holdings primarily consisted of royalty interests in oil and gas properties, equity investments, as well as interests in joint ventures and partnerships.
Natural Resources Holdings

Our natural resources holdings consisted of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	As of June 30, 2015	As of December 31, 2014
Oil and gas properties, net	$117,269	$120,274
Interests in joint ventures and partnerships(1)	170,665	176,420
Total	$287,934	$296,694
_____________________

(1)
Includes $36.8 million and $37.4 million of noncontrolling interests as of June 30, 2015 and December 31, 2014, respectively. Refer to “Interests in Joint Ventures and Partnerships Holdings” below for further discussion around the aggregate balance of our interests in joint ventures and partnerships.

As of June 30, 2015 and December 31, 2014, our oil and gas properties, net totaled $117.3 million and $120.3 million, respectively, and consisted solely of overriding royalty interests in acreage located in Texas. The overriding royalty interests include producing oil and natural gas properties operated by unaffiliated third parties. We had approximately 793 and 571 gross productive wells as of June 30, 2015 and December 31, 2014, respectively, in which we own an overriding royalty interest, and the acreage is still under development.

During the third quarter of 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent. The related, asset-based revolving credit facility maturing on February 27, 2018, which was used to partially finance these natural resources assets, was terminated with all amounts outstanding repaid as of July 1, 2014. Prior to distribution, these assets were classified as oil and gas properties, net on our condensed consolidated balance sheets.

In addition, on September 30, 2014, we closed the Trinity transaction. In connection with the transaction, the related nonrecourse, asset-based revolving credit facility maturing on November 5, 2015, which was used to partially finance our natural resources assets, was terminated with all amounts outstanding repaid as of September 30, 2014. Prior to the transaction, these assets were classified as oil and gas properties, net on our condensed consolidated balance sheets. Subsequent to the transaction, our Trinity asset was carried at estimated fair value and classified as interests in joint ventures and partnerships on our condensed consolidated balance sheets.
Equity Holdings

As of June 30, 2015 and December 31, 2014, our equity investments carried at estimated fair value totaled $292.3 million and $181.4 million, respectively. The following table summarizes the changes in our equity investments, at estimated fair value (amounts in thousands):

	Successor Company			Predecessor Company
	For the three months ended June 30, 2015	For the six months ended June 30, 2015	For the two months ended June 30, 2014	For the one month ended April 30, 2014	For the four month ended April 30, 2014
Beginning balance	$201,593	$181,378	$297,054	$285,988	$181,212
Additions	61,723	108,075	—	—	105,192
Dispositions and Paydowns	(1,221)	(3,175)	(17,201)	(1,109)	(11,262)
Unrealized gains (losses)	29,798	7,373	(388)	6,047	14,933
Other(1)	437	(1,321)	(962)	433	1,284
Ending balance	$292,330	$292,330	$278,503	$291,359	$291,359
_____________________
(1) Includes foreign exchange translation.

As discussed further below under "Contributions and Distributions," certain equity investments at estimated fair value were contributed from and distributed to our Parent during the second half of 2014.

Interests in Joint Ventures and Partnerships Holdings
As of June 30, 2015 and December 31, 2014, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate estimated fair value of $739.6 million, which includes noncontrolling interests of $93.8 million and $718.8 million, which includes noncontrolling interests of $100.2 million, respectively.
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
Our total equity at June 30, 2015 totaled $2.4 billion, which included $93.8 million of noncontrolling interests related to entities we now consolidate, compared to $2.5 billion, which included $100.2 million of noncontrolling interests, at December 31, 2014. Noncontrolling interests represent the equity component held by third parties.

Under the Predecessor Company, our average common shareholders’ equity and return on average common shareholders’ equity for the one and four months ended April 30, 2014 was $2.2 billion and (1.2)% and $2.2 billion and 13.8%, respectively. Return on average common shareholders’ equity is defined as net income available to common shares divided by weighted average equity.
Contributions and Distributions
We received contributions of certain assets, including cash, from our Parent and we made distributions of other assets, including cash, to our Parent in order to consolidate related assets among our Parent's subsidiaries and/or to facilitate the management and administration of such assets by us.
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
Preferred Shareholders
On June 25, 2015, our board of directors declared a cash distribution on our Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on July 15, 2015 to preferred shareholders as of the close of business on July 8, 2015.
On March 26, 2015, our board of directors declared a cash distribution on our Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on April 15, 2015 to preferred shareholders as of the close of business on April 8, 2015.
Common Shareholders
On August 6, 2015, our board of directors declared a cash distribution for the quarter ended June 30, 2015 on our common shares totaling $52.1 million, or $521,120 per common share. The distribution was paid to common shareholders of record as of August 6, 2015 and paid on August 7, 2015.
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
LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of June 30, 2015, we had unrestricted cash and cash equivalents totaling $340.8 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the mezzanine and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’) as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the senior note holders of the Cash Flow CLOs. As described in further detail below, as of June 30, 2015, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to mezzanine and/or subordinate note holders, including us.

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

During both the three and six months ended June 30, 2015, we issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million and $35.0 million par amount of CLO 2007-1 class D and E notes for proceeds of $35.1 million. Subsequently, in July 2015, we issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million.

On May 7, 2015, we closed CLO 11, a $564.5 million secured financing transaction maturing on April 15, 2027. We issued $507.8 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.06%. The CLO also issued $28.3 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 11 collateralize the CLO 11 debt, and as a result, those investments are not available to us, our creditors or shareholders.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of June 30, 2015, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2007-1 were no longer in their reinvestment periods as of June 30, 2015. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10 and CLO 11 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018 and April 2019, respectively.

Pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of their respective non-call periods. During July 2015, we called CLO 2005-1 and repaid aggregate senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, we called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. In connection with the repayment of CLO 2006-1 notes, the related pay-fixed, receive-variable interest rate swap to hedge interest rate risk associated with CLO 2006-1, with a contractual notional amount of $84.0 million, was terminated. During July 2014, we called CLO 2007-A and subsequently repaid aggregate senior and mezzanine notes totaling $494.9 million in 2014.

During the three and six months ended June 30, 2015, $375.6 million and $545.4 million, respectively, of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 senior notes were repaid. Comparatively, during the two months ended June 30, 2014, $196.9 million of original CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. During the one and four months ended April 30, 2014, $128.2 million and $182.6 million, respectively, of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends.

CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the three and six months ended June 30, 2015, $29.3 million and $30.8 million, respectively, of original CLO 2011-1 senior notes were repaid. During the two months ended June 30, 2014, zero original CLO 2011-1 senior notes were repaid, while during both the one and four months ended April 30, 2014, $39.4 million of original CLO 2011-1 senior notes were repaid.

CLO Warehouse Facility

On March 2, 2015, CLO 11, entered into a $570.0 million CLO warehouse facility, which matured upon the closing of CLO 11 on May 7, 2015 ("CLO 11 Warehouse"). The CLO 11 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 11 Warehouse in full. Debt issued under the CLO 11 Warehouse was non-recourse to us beyond the assets of CLO 11 and bore interest at rates ranging from LIBOR plus 1.25% to 1.75%. Upon the closing of CLO 11, the aggregate amount outstanding under the CLO 11 Warehouse was repaid.

CLO Warehouse

As of June 30, 2015, we provided subordinated warehouse financing to a newly formed entity that had been acquiring collateral for a CLO. The entity, which we consolidated as of June 30, 2015, purchased and held corporate loans totaling $210.7 million as of June 30, 2015. In connection with the closing of the CLO on August 11, 2015, the entity repaid our warehouse debt plus any residual income earned on the warehoused loans during the warehouse period. In a separate transaction, a controlled subsidiary of our Parent acquired a portion of the most subordinated notes issued by the CLO at closing and subsequent to closing, our Parent will consolidate the CLO.

Off-Balance Sheet Commitments

We participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of June 30, 2015 and December 31, 2014, we had unfunded financing commitments totaling $4.2 million and $9.5 million, respectively.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to total approximately $152.2 million as of June 30, 2015, whereby approximately 31% was related to our credit segment, 33% was related to our other segment and 36% was related to our natural resources segment. Comparatively, we estimated these future contributions to total approximately $162.0 million as of December 31, 2014, whereby approximately 31% was related to our credit segment, 32% was related to our other segment and 37% was related to our natural resources segment.

As of June 30, 2015 and December 31, 2014, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling $775.7 million and $457.3 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts. In connection with these investments, joint and several non-recourse ‘‘bad boy’’ guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the second quarter of 2015. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

In addition, all holders of our Series A LLC Preferred Shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our Series A LLC Preferred Shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Florida, Georgia, Illinois, Kansas, Louisiana, Mississippi, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of June 30, 2015, $200.5 million estimated fair value, or 3.2%, of our corporate debt portfolio was denominated in foreign currencies, of which 82.4% was denominated in Euros. In addition, as of June 30, 2015, $104.4 million estimated fair value, or 11.1%, of our interests in joint ventures and partnerships, equity investments and other investments were denominated in foreign currencies, of which 43.1% was denominated in Euros, 34.6% was denominated in the British pound sterling and 11.3% was denominated in Canadian dollars.
Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of June 30, 2015, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $407.4 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of June 30, 2015, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(19,212)
Increase of 2.0%	$(1,675)
Increase of 3.0%	$15,863
Increase of 4.0%	$33,401
Increase of 5.0%	$50,939

As of June 30, 2015, approximately 81.0% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.02%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 2% and 3% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheet would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of June 30, 2015, we had interest rate swaps with a contractual notional amount of $323.3 million, of which $198.3 million was related to a pay‑fixed, receive‑variable interest rate swap, used to hedge a portion of the interest rate risk associated with one of our CLOs. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of June 30, 2015
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$323,333	$(39,142)
Foreign exchange forward contracts and options	(407,403)	40,314
Common stock warrants	—	411
Options	—	2,910
Total		$4,493

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of June 30, 2015 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$—	$—	$(17,575)	$(21,567)	$(39,142)
Foreign exchange forward contracts	18,994	9,870	11,450	—	40,314
Common stock warrants	—	—	—	411	411
Total rate of return swaps	—	—	—	2,910	2,910
Total	$18,994	$9,870	$(6,125)	$(18,246)	$4,493

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2015 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 13, 2015