Form 10-Q
period 2015-09-30
KKR Financial Holdings LLC
filed 2015-11-12
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The number of shares of the registrant’s common shares outstanding as of November 5, 2015 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$489,279	$163,405
Restricted cash and cash equivalents	348,383	447,507
Securities, at estimated fair value	447,438	638,605
Corporate loans, at estimated fair value	5,444,004	6,506,564
Equity investments, at estimated fair value ($126,357 and $61,543 pledged as collateral as of September 30, 2015 and December 31, 2014, respectively)	279,346	181,378
Oil and gas properties, net	115,865	120,274
Interests in joint ventures and partnerships, at estimated fair value	655,655	718,772
Derivative assets	34,766	33,566
Interest and principal receivable	24,664	54,598
Receivable for investments sold	34,169	57,306
Other assets	25,874	29,650
Total assets	$7,899,443	$8,951,625
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$4,709,138	$5,501,099
Collateralized loan obligation warehouse facility	26,063	—
Senior notes	413,394	414,524
Junior subordinated notes	248,160	246,907
Payable for investments purchased	221,873	206,221
Accounts payable, accrued expenses and other liabilities	45,358	14,893
Accrued interest payable	22,436	19,402
Related party payable	4,792	5,404
Derivative liabilities	49,662	55,127
Total liabilities	5,740,876	6,463,577
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both September 30, 2015 and December 31, 2014	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both September 30, 2015 and December 31, 2014	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(691,447)	(376,182)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	2,072,614	2,387,879
Noncontrolling interests	85,953	100,169
Total equity	2,158,567	2,488,048
Total liabilities and equity	$7,899,443	$8,951,625

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands, except per share information)

	Successor Company				Predecessor Company
	For the three months ended September 30, 2015	For the nine months ended September 30, 2015	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four months ended April 30, 2014
Revenues
Loan interest income	$62,743	$210,203	$81,944	$135,627	$114,096
Securities interest income	15,297	47,146	14,323	19,410	13,081
Oil and gas revenue	3,876	13,055	17,929	49,859	61,782
Other	7,193	22,182	10,560	14,173	28,283
Total revenues	89,109	292,586	124,756	219,069	217,242
Investment costs and expenses
Interest expense	47,422	161,589	47,682	83,578	64,362
Oil and gas production costs	248	498	6,701	14,561	14,772
Oil and gas depreciation, depletion and amortization	1,404	4,409	5,968	17,102	22,471
Other	1,278	3,959	989	1,763	220
Total investment costs and expenses	50,352	170,455	61,340	117,004	101,825
Other income (loss)
Net realized and unrealized gain (loss) on investments	(232,549)	(219,058)	(127,418)	(73,318)	61,553
Net realized and unrealized gain (loss) on derivatives and foreign exchange	(10,304)	(3,545)	152	(9,012)	(9,783)
Net realized and unrealized gain (loss) on debt	54,860	(33,933)	(1,453)	(26,849)	—
Other income (loss)	2,544	9,958	3,034	4,381	4,564
Total other income (loss)	(185,449)	(246,578)	(125,685)	(104,798)	56,334
Other expenses
Related party management compensation	9,449	29,486	12,544	22,950	29,841
General, administrative and directors' expenses	1,779	9,265	2,041	4,454	8,891
Professional services	319	2,233	313	1,858	26,877
Total other expenses	11,547	40,984	14,898	29,262	65,609
Income (loss) before income taxes	(158,239)	(165,431)	(77,167)	(31,995)	106,142
Income tax expense (benefit)	94	1,170	34	62	162
Net income (loss)	$(158,333)	$(166,601)	$(77,201)	$(32,057)	$105,980
Net income (loss) attributable to noncontrolling interests	(6,676)	(15,452)	816	816	—
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	(151,657)	(151,149)	(78,017)	(32,873)	105,980
Preferred share distributions	6,891	20,673	6,891	13,782	6,891
Net income (loss) available to common shares	$(158,548)	$(171,822)	$(84,908)	$(46,655)	$99,089
Net income (loss) per common share:
Basic	N/A	N/A	N/A	N/A	$0.48
Diluted	N/A	N/A	N/A	N/A	$0.48
Weighted-average number of common shares outstanding:
Basic	N/A	N/A	N/A	N/A	204,276
Diluted	N/A	N/A	N/A	N/A	204,276

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	Successor Company				Predecessor Company
	For the three months ended September 30, 2015	For the nine months ended September 30, 2015	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four months ended April 30, 2014
Net income (loss)	$(158,333)	$(166,601)	$(77,201)	$(32,057)	$105,980
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	—	—	—	(5,253)
Unrealized gains (losses) on cash flow hedges	—	—	—	—	(5,442)
Total other comprehensive income (loss)	—	—	—	—	(10,695)
Comprehensive income (loss)	$(158,333)	$(166,601)	$(77,201)	$(32,057)	$95,285
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(158,333)	$(166,601)	$(77,201)	$(32,057)	$95,285

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share information)

	Predecessor Company
	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2014	14,950,000	$361,622	204,824,159	$2,953,495	$(15,652)	$(771,731)	$2,527,734
Net income (loss)	—	—	—	—	—	105,980	105,980
Other comprehensive income (loss)	—	—	—	—	(10,695)	—	(10,695)
Distributions declared on preferred shares	—	—	—	—	—	(6,891)	(6,891)
Distributions declared on common shares	—	—	—	—	—	(45,061)	(45,061)
Share-based compensation expense related to restricted common shares	—	—	—	1,018	—	—	1,018
Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$2,572,085

	Successor Company
	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$—	$2,572,085
Purchase accounting adjustments		17,361		(570,040)	26,347	717,703		191,371
Balance at May 1, 2014	14,950,000	378,983	204,824,159	2,384,473	—	—	—	2,763,456
Reverse stock split	—	—	(204,824,059)	—	—	—	—	—
Contribution of assets of previously unconsolidated entities	—	—	—	—	—	—	65,063	65,063
Net income (loss)	—	—	—	—	—	(32,873)	816	(32,057)
Distributions declared on preferred shares	—	—	—	—	—	(13,782)	—	(13,782)
Distributions to Parent	—	—	—	—	—	(392,923)	—	(392,923)
Contributions from Parent	—	—	—	—	—	291,529	—	291,529
Capital contributions from Parent	—	—	—	192	—	—	—	192
Balance at September 30, 2014	14,950,000	$378,983	100	$2,384,665	$—	$(148,049)	$65,879	$2,681,478

	Successor Company
	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2015	14,950,000	$378,983	100	$2,385,078	$(376,182)	$100,169	$2,488,048
Cumulative effect adjustment from adoption of accounting guidance	—	—	—	—	(1,877)	—	(1,877)
Contribution of assets of previously unconsolidated entities	—	—	—	—	—	1,236	1,236
Net income (loss)	—	—	—	—	(151,149)	(15,452)	(166,601)
Distributions declared on preferred shares	—	—	—	—	(20,673)	—	(20,673)
Distributions to Parent	—	—	—	—	(141,566)	—	(141,566)
Balance at September 30, 2015	14,950,000	$378,983	100	$2,385,078	$(691,447)	$85,953	$2,158,567

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	Successor Company		Predecessor Company
	For the nine months ended September 30, 2015	For the five months ended September 30, 2014	For the four months ended April 30, 2014
Cash flows from operating activities
Net income (loss)	$(166,601)	$(32,873)	$105,980
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	3,545	9,012	9,783
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(15,452)	—	—
Write-off of debt issuance costs	—	—	1,472
Lower of cost or estimated fair value adjustment on corporate loans held for sale	—	—	(5,038)
Impairment charges	—	—	4,391
Share-based compensation	—	—	1,018
Net realized and unrealized (gain) loss on investments	234,510	73,318	(60,906)
Depreciation and net amortization	22,915	16,817	15,832
Net realized and unrealized (gain) loss on debt	33,933	26,849	—
Changes in assets and liabilities:
Interest receivable	24,170	1,124	(6,753)
Other assets	(32,759)	(13,639)	(19,668)
Related party payable	(612)	7,648	(1,815)
Accounts payable, accrued expenses and other liabilities	28,235	(20,894)	27,211
Accrued interest payable	3,034	131	(1,470)
Net cash provided by (used in) operating activities	134,918	67,493	70,037
Cash flows from investing activities
Principal payments from corporate loans	1,160,687	479,322	906,166
Principal payments from securities	11,841	20,174	21,223
Proceeds from sales of corporate loans	1,142,796	533,310	36,595
Proceeds from sales of securities	152,707	16,085	44,373
Proceeds from equity and other investments	48,915	65,996	48,911
Purchases of corporate loans	(1,391,722)	(686,994)	(886,230)
Purchases of securities	(9,387)	(62,258)	(78,106)
Purchases of equity and other investments	(56,171)	(110,742)	(104,301)
Net change in proceeds, purchases and settlements of derivatives	21,643	(12,116)	(7,265)
Net change in restricted cash and cash equivalents	99,124	(18,411)	(299,579)
Net cash provided by (used in) investing activities	1,180,433	224,366	(318,213)
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	595,056	524,035	648,197
Retirement of collateralized loan obligation secured notes	(1,445,941)	(778,866)	(221,914)
Proceeds from collateralized loan obligation warehouse facility	216,063	—	—
Repayment of collateralized loan obligation warehouse facility	(190,000)	—	—
Proceeds from credit facilities	—	60,100	13,300
Repayment of credit facilities	—	(40,000)	(75,400)
Distributions on common shares	(141,566)	(74,598)	(45,061)
Distributions on preferred shares(1)	(20,673)	(6,891)	(13,782)
Distributions to Parent	—	(25,900)	—
Capital distributions to noncontrolling interests	(2,728)	—	—
Contributions from Parent	—	235,759	—
Capital contributions from Parent	—	192	—
Capital contributions from noncontrolling interests	3,964	—	—
Other capitalized costs	(3,652)	(4,552)	(3,918)
Net cash provided by (used in) financing activities	(989,477)	(110,721)	301,422
Net increase (decrease) in cash and cash equivalents	325,874	181,138	53,246
Cash and cash equivalents at beginning of period	163,405	210,413	157,167
Cash and cash equivalents at end of period	$489,279	$391,551	$210,413
Supplemental cash flow information
Cash paid for interest	$123,224	$65,835	$53,576
Net cash paid (refunded) for income taxes	$(1,988)	$93	$157
Non-cash investing and financing activities
Assets distributed to Parent	$—	$(292,425)	$—
Assets contributed from Parent	$—	$55,770	$—
Natural resources assets transferred out	$—	$(114,546)	$—
Interest in Trinity transferred in	$—	$114,546	$—
Preferred share distributions declared, not yet paid	$6,891	$6,891	$—
Loans transferred from held for investment to held for sale	$—	$—	$348,808

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
In addition to the new accounting basis established for assets and liabilities, purchase accounting also required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss to be recognized within the Company’s equity section of the Company’s condensed consolidated financial statements. Accordingly, the Company’s accumulated deficit at September 30, 2015 and December 31, 2014 represent only the results of operations subsequent to April 30, 2014, the date of the Merger Transaction.
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

Consolidation

KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”), KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”), KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”) and KKR CLO 11, Ltd ("CLO 11") (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. During July 2015, the Company called KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”) and repaid aggregate senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, the Company called KKR Financial CLO 2006-1, Ltd ("CLO 2006-1") and repaid all senior and mezzanine notes outstanding. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.
The Company finances the majority of its corporate debt investments through its CLOs. As of September 30, 2015, the Company’s CLOs held $5.7 billion par amount, or $5.3 billion estimated fair value, of corporate debt investments. As of December 31, 2014, the Company's CLOs held $6.9 billion par amount, or $6.5 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of September 30, 2015 and December 31, 2014, the aggregate par amount of CLO debt totaled $4.7 billion and $5.6 billion, respectively, held by unaffiliated third parties.

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

A corporate loan is typically placed on non-accrual status at such time as: (i) management believes that scheduled debt service payments may not be paid when contractually due; (ii) the corporate loan becomes 90 days delinquent; (iii) management determines the borrower is incapable of, or has ceased efforts toward, curing the cause of the impairment; or (iv) the net realizable value of the collateral securing the corporate loan decreases below the Company’s carrying value of such corporate loan. As such, corporate loans placed on non-accrual status may or may not be contractually past due at the time of such determination. While on non-accrual status, previously recognized accrued interest is reversed if it is determined that such amounts are not collectible and interest income is recognized using the cost-recovery method, cash-basis method or some combination of the two methods. A corporate loan is placed back on accrual status when the ultimate collectability of the principal and interest is no longer in doubt.

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
The Company owns equity interests in entities that have elected or intend to elect to be taxed as real estate investment trusts (“REITs”) under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT generally is not subject to United States federal income tax to the extent that it currently distributes its income and satisfies certain asset, income and ownership tests, and recordkeeping requirements, but it may be subject to some amount of federal, state, local and foreign taxes based on its taxable income.
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

Successor Company

The following table summarizes the Company’s securities as of September 30, 2015 and December 31, 2014, which are carried at estimated fair value (amounts in thousands):

	September 30, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$531,990	$485,932	$447,438	$721,094	$654,257	$638,605
Total	$531,990	$485,932	$447,438	$721,094	$654,257	$638,605

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

	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2014	Five months ended September 30, 2014
Net realized gains (losses)	$(3,227)	$(9,127)	$(103)	$632
Net (increase) decrease in unrealized losses	(15,523)	(20,598)	(4,645)	6,178
Net (increase) decrease in unrealized losses	$(18,750)	$(29,725)	$(4,748)	$6,810

Defaulted Securities

As of September 30, 2015, the Company had no corporate debt securities in default. As of December 31, 2014, the Company had a corporate debt security from one issuer in default with an estimated fair value of $8.7 million, which was on non-accrual status.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2015, approximately 85% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, LCI Helicopters Limited and JC Penney Corp. Inc, which combined represented $199.3 million, or approximately 50% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2014, approximately 70% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, JC Penney Corp. Inc, and LCI Helicopters Limited, which combined represented $213.6 million, or approximately 37% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Pledged as collateral for collateralized loan obligation secured debt	$186,598	$262,085
Total	$186,598	$262,085

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

Securities available-for-sale sold at a loss typically included those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The Company recorded gross realized gains of $2.5 million and gross realized losses of zero for the four months ended April 30, 2014.

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

Successor Company

The following table summarizes the Company’s corporate loans, at estimated fair value as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$5,864,706	$5,740,766	$5,444,004	$6,907,373	$6,710,570	$6,506,564
Total	$5,864,706	$5,740,766	$5,444,004	$6,907,373	$6,710,570	$6,506,564

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

	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2014	Five months ended September 30, 2014
Net realized gains (losses)	$(546)	$(22,807)	$6,353	$1,637
Net (increase) decrease in unrealized losses	(147,107)	(92,283)	(128,749)	(102,888)
Net realized and unrealized gains (losses)	$(147,653)	$(115,090)	$(122,396)	$(101,251)

For the corporate loans measured at estimated fair value under the fair value option of accounting, $122.4 million and $136.7 million of net losses were attributable to changes in instrument specific credit risk for the three and nine months ended September 30, 2015, respectively. For the three and five months ended September 30, 2014, $61.0 million and $42.1 million, respectively, of net losses were attributable to changes in instrument specific credit risk. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of September 30, 2015, the Company held a total par value and estimated fair value of $432.6 million and $153.9 million, respectively, of non-accrual loans carried at estimated fair value. As of September 30, 2015, the Company held a total par value and estimated fair value of $362.2 million and $139.6 million, respectively, of 90 or more days past due loans carried at estimated fair value, all of which were on non-accrual status and in default as of September 30, 2015. As of December 31, 2014, the Company held a total par value and estimated fair value of $580.1 million and $342.1 million, respectively, of non-accrual loans. As of December 31, 2014, the Company held a total par value and estimated fair value of $410.2 million and $266.9 million, respectively, of 90 or more days past due loans, all of which were on non‑ accrual status and in default as of December 31, 2014.

Defaulted Loans

As of September 30, 2015, the Company held one corporate loan that was in default with a total estimated fair value of $139.6 million from one issuer. As of December 31, 2014, the Company held four corporate loans that were in default with a total estimated fair value of $266.9 million from two issuers.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2015 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 33% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC (“TXU”), and First Data Corp, which combined represented $506.9 million, or approximately 9% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2014 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 38% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and First Data Corp., which combined represented $700.4 million, or approximately 11% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 8 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Pledged as collateral for collateralized loan obligation secured debt	$5,089,936	$6,205,292
Total	$5,089,936	$6,205,292

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

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio (amounts in thousands):

For the four months ended April 30, 2014
Allowance for loan losses:
Beginning balance	224,999
Provision for loan losses	—
Charge-offs	(1,458)
Ending balance	$223,541

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

Loans at Estimated Fair Value

For the corporate loans measured at estimated fair value under the fair value option of accounting, $2.8 million of net gains were attributable to changes in instrument specific credit risk for the four months ended April 30, 2014. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

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

During the four months ended April 30, 2014, the Company transferred $348.8 million amortized cost amount of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to the Company’s determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met the Company’s investment objective and the determination by the Company to reduce or eliminate the exposure for certain loans as part of its portfolio risk management practices. During the four months ended April 30, 2014, the Company did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby the Company determined that selling the asset no longer met its investment objective and strategy.

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

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

As described in Note 2 to these condensed consolidated financial statements, as a result of the Merger Transaction and new accounting basis established for assets and liabilities, oil and gas properties were adjusted to reflect estimated fair value as of the Effective Date, but will continue to be carried at cost net of depreciation, depletion and amortization ("DD&A"). The following table summarizes the Company’s oil and gas properties as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	As of September 30, 2015	As of December 31, 2014
Proved oil and natural gas properties (successful efforts method)	$128,800	$128,800
Accumulated depreciation, depletion and amortization	(12,935)	(8,526)
Oil and gas properties, net	$115,865	$120,274

On September 30, 2014, the Company closed a transaction whereby certain of the Company’s entities holding natural resources assets were merged with certain investment entities of funds advised by KKR and partnerships held by wholly owned subsidiaries of Legend Production Holdings, LLC, a majority owned subsidiary of Riverstone Holdings LLC and the Carlyle Group, to create a new oil and gas company called Trinity River Energy, LLC (“Trinity”). As of September 30, 2015, the Trinity asset, which was carried at estimated fair value, totaled $19.2 million and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on the Company’s condensed consolidated balance sheets.

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

During the nine months ended September 30, 2015 and five months ended September 30, 2014, the Successor Company capitalized zero and $30.9 million, respectively, of costs. In addition, during the four months ended April 30, 2014, the Predecessor Company capitalized $54.1 million of costs. These capitalized costs were as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties and were included in oil and gas properties, net on the condensed consolidated balance sheets.

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

As of September 30, 2015 and December 31, 2014, the Company had equity method investments, at estimated fair value, totaling $470.2 million and $534.7 million, respectively. For both periods, the equity method investments were comprised primarily of the following issuers with the respective ownership percentages: (i) Maritime Finance Company, which the Company holds approximately 31% through its ownership of KKR Nautilus Aggregator Limited and (ii) Mineral Acquisition Company, which the Company holds approximately 70% through its ownership of KKR Royalty Aggregator LLC. KKR Royalty Aggregator LLC is an investment company for accounting purposes and accordingly, does not consolidate Mineral Acquisition Company, which it wholly-owns. The Company consolidates both KKR Nautilus Aggregator Limited and KKR Royalty Aggregator LLC and reflects all ownership interests held by third parties as noncontrolling interests in its financial statements.

Summarized Financial Information

The following table shows summarized financial information for the Company’s equity method investment(s), which were reported under the fair value option of accounting and were determined to be significant as defined by accounting guidance, assuming 100% ownership (amounts in thousands):

	Successor Company		Predecessor Company
	Natural Resources		Natural Resources
	Nine months ended September 30, 2015	Five months ended September 30, 2014	Four months ended April 30, 2014
Revenues(1)	$227,322	$—	$—
Expenses(1)	$233,005	$—	$—
Net income (loss)	$33,236	$—	$—

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

Certain information with respect to the Company’s borrowings as of September 30, 2015 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2005-2 secured notes	$140,212	$143,019	2.07%	788	$239,807
CLO 2007-1 secured notes	1,627,249	1,660,963	1.99	2054	1,915,755
CLO 2007-1 subordinated notes(3)	134,468	100,762	12.80	2054	158,308
CLO 2007-A subordinated notes(3)	15,096	19,522	17.54	746	56,511
CLO 2011-1 senior debt	252,398	252,398	1.65	1781	322,741
CLO 2012-1 secured notes	367,500	365,283	2.42	3364	368,655
CLO 2012-1 subordinated notes(3)	18,000	12,736	15.79	3364	18,057
CLO 2013-1 secured notes	458,500	455,227	2.02	3576	480,853
CLO 2013-2 secured notes	339,250	337,240	2.49	3768	354,497
CLO 9 secured notes	463,750	458,925	2.30	4033	464,768
CLO 9 subordinated notes(3)	15,000	11,157	13.75	4033	15,033
CLO 10 secured notes	368,000	368,152	2.59	3729	388,438
CLO 11 secured notes	507,750	499,576	2.33	4215	502,168
CLO 11 subordinated notes(3)	28,250	24,178	—	4215	27,939
Total collateralized loan obligation secured debt	4,735,423	4,709,138			5,313,530
CLO warehouse facility(4)	26,063	26,063	1.83	76	136,554
8.375% Senior notes	258,750	289,968	8.38	9543	—
7.500% Senior notes	115,043	123,426	7.50	9668	—
Junior subordinated notes	283,517	248,160	5.42	7676	—
Total borrowings	$5,418,796	$5,396,755			$5,450,084

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

(2)
Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities and equity investments at estimated fair value. For purposes of this table, collateral for CLO secured and subordinated notes are calculated pro rata based on the par amount for each respective CLO.

(3)
Subordinated notes do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on annualized cash distributions during the year, if any.

(4)	Represents a $350.0 million CLO warehouse facility.

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

CLO Debt

For the CLO secured notes, which the Company measured based on the estimated fair value of the financial assets of its CLOs as of January 1, 2015, no gains (losses) were attributable to changes in instrument specific credit risk for the three and nine months ended September 30, 2015. For the three and five months ended September 30, 2014, $1.5 million and $1.8 million, respectively, of net unrealized gains were attributable to changes in instrument specific credit risk related to the Company's CLO subordinated notes. For subordinated notes, which have no stated interest rate but are entitled to residual value upside of the transactions, the valuation is based on the performance of the underlying collateral held in the CLO and thus considered instrument specific. Prior to the Effective Date, the Company’s CLO secured notes were carried at amortized cost. Accordingly, no changes in estimated fair value on the CLO secured notes were recorded on the Company’s condensed consolidated statements of operations for the one month and four months ended April 30, 2014.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007‑A, CLO 2005‑2 and CLO 2007‑1 were no longer in their reinvestment periods as of September 30, 2015. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. CLO 2012-1, CLO 2013-1 and CLO 2013-2, CLO 9, CLO 10 and CLO 11 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018 and April 2019, respectively.
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
During the three and nine months ended September 30, 2015, $583.6 million and $1.1 billion, respectively, of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 senior notes were repaid, which included the repayment in full related to the calling of CLO 2005-1. Comparatively, during the three and five months ended September 30, 2014, $104.4 million and $301.3 million, respectively, of original CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. During the four months ended April 30, 2014, $182.6 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the three and nine months ended September 30, 2015, $119.3 million and $150.1 million, respectively, of original CLO 2011-1 senior notes were repaid. Comparatively, during both the three and five months ended September 30, 2014, $46.6 million of original CLO 2011-1 senior notes were repaid, while during the four months ended April 30, 2014, $39.4 million of original CLO 2011-1 senior notes were repaid.

During the three months ended September 30, 2015, the Company issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million. During the nine months ended September 30, 2015, the Company issued $30.0 million par amount of CLO 2005-2 class E notes for proceeds of $30.2 million and $35.0 million par amount of CLO 2007-1 class D and E notes for proceeds of $35.1 million.

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

CLO Warehouse Facility

On March 2, 2015, CLO 11 entered into a $570.0 million CLO warehouse facility ("CLO 11 Warehouse"), which matured upon the closing of CLO 11 on May 7, 2015. The CLO 11 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 11 Warehouse in full. Debt issued under the CLO 11 Warehouse was non-recourse to the Company beyond the assets of CLO 11 and bore interest at rates ranging from LIBOR plus 1.25% to 1.75%. Upon the closing of CLO 11 on May 7, 2015, the aggregate amount outstanding under the CLO 11 Warehouse was repaid.

On July 22, 2015, KKR CLO 13, Ltd. ("CLO 13") entered into a $350.0 million CLO warehouse facility ("CLO 13 Warehouse"), which will mature upon the closing of CLO 13, which is expected in December 2015. The CLO 13 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing will be used to repay the CLO 13 Warehouse in full. Debt issued under the CLO 13 Warehouse was non-recourse to the Company beyond the assets of CLO 13 and bore interest at rates ranging from LIBOR plus 1.50% to 2.25%. Upon the closing of CLO 13, the aggregate amount outstanding under the CLO 13 Warehouse will be repaid.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	As of September 30, 2015		As of December 31, 2014
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$311,667	$(47,504)	$426,000	$(54,071)
Foreign exchange forward contracts and options	(363,836)	32,127	(442,181)	27,428
Total rate of return swaps	—	—	—	(130)
Options	—	481	—	5,212
Total		$(14,896)		$(21,561)

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
The following table presents the net gains (losses) recognized in other comprehensive income (loss) related to derivatives in cash flow hedging relationships for the four months ended April 30, 2014 (amounts in thousands):

For the four months ended April 30, 2014
Net gains (losses) recognized in accumulated other comprehensive income (loss) on cash flow hedges	$(5,442)

For all hedges where hedge accounting was applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges were performed at least quarterly. During the four months ended April 30, 2014, the Company did not recognize any ineffectiveness in income on the condensed consolidated statements of operations from its cash flow hedges.

As of September 30, 2015 and December 31, 2014, the Successor Company had interest rate swaps with a notional amount of $311.7 million and $426.0 million, respectively, which were classified as free-standing derivatives, rather than cash flow hedges.
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

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of September 30, 2015 and December 31, 2014, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $363.8 million and $442.2 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Income (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations (amounts in thousands):

	Successor Company
	Three months ended September 30, 2015			Nine months ended September 30, 2015
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$(8,489)	$(8,489)	$(5,297)	$5,924	$627
Foreign exchange forward contracts and options(1)	12,872	(11,848)	1,024	27,107	(24,571)	2,536
Common stock warrants	—	(411)	(411)	—	(2,412)	(2,412)
Total rate of return swaps	—	—	—	304	130	434
Options	—	(2,428)	(2,428)	—	(4,730)	(4,730)
Net realized and unrealized gains (losses)	$12,872	$(23,176)	$(10,304)	$22,114	$(25,659)	$(3,545)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

	Successor Company						Predecessor Company
	Three months ended September 30, 2014			Five months ended September 30, 2014			Four months ended April 30, 2014
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$2,892	$2,892	$—	$1,767	$1,767	$—	$—	$—
Commodity swaps	338	2,678	3,016	(1,194)	(672)	(1,866)	(2,515)	(5,856)	(8,371)
Credit default swaps(1)	—	—	—	—	—	—	(2,167)	1,986	(181)
Foreign exchange forward contracts and options(2)	(11,489)	6,082	(5,407)	(13,129)	5,124	(8,005)	(2,068)	2,784	716
Common stock warrants	1,237	(1,077)	160	1,237	(1,082)	155	—	137	137
Total rate of return swaps	(765)	392	(373)	(596)	179	(417)	(2,349)	284	(2,065)
Options	—	(136)	(136)	—	(646)	(646)	—	(19)	(19)
Net realized and unrealized gains (losses)	$(10,679)	$10,831	$152	$(13,682)	$4,670	$(9,012)	$(9,099)	$(684)	$(9,783)

(1)	Includes related income and expense on the derivatives.

(2)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its condensed consolidated balance sheets. As of September 30, 2015, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $1.3 million net asset, net of $18.7 million collateral posted, (ii) $1.2 million net asset, net of $0.8 million collateral held and (iii) $6.4 million net asset, net of $25.7 million collateral held.

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

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of September 30, 2015 (amounts in thousands):

	Successor Company
	As of September 30, 2015		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$837,662	$837,662	$837,662	$—	$—
Liabilities:
Senior notes	413,394	400,036	400,036	—	—
Junior subordinated notes	248,160	214,190	—	—	214,190

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Successor Company
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2015
Assets:
Securities:
Corporate debt securities	$—	$189,183	$208,116	$397,299
Residential mortgage-backed securities	—	—	50,139	50,139
Total securities	—	189,183	258,255	447,438
Corporate loans	—	5,112,378	331,626	5,444,004
Equity investments, at estimated fair value	33,263	87,206	158,877	279,346
Interests in joint ventures and partnerships, at estimated fair value	—	—	655,655	655,655
Derivatives:
Foreign exchange forward contracts and options	—	34,285	—	34,285
Options	—	—	481	481
Total derivatives	—	34,285	481	34,766
Total	$33,263	$5,423,052	$1,404,894	$6,861,209
Liabilities:
Collateralized loan obligation secured notes	$—	$4,709,138	$—	$4,709,138
Derivatives:
Interest rate swaps	—	47,504	—	47,504
Foreign exchange forward contracts and options	—	2,158	—	2,158
Total derivatives	—	49,662	—	49,662
Total	$—	$4,758,800	$—	$4,758,800

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

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended September 30, 2015 (amounts in thousands):

	Successor Company
	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Warrants	Options
Beginning balance as of July 1, 2015	$225,891	$52,389	$341,047	$166,879	$739,597	$411	$2,910
Total gains or losses (for the period):
Included in earnings(1)	(11,727)	2,454	(6,882)	(8,453)	(63,887)	(411)	(2,429)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Purchases	—	—	—	—	3,767	—	—
Sales	(9,086)	—	—	—	—	—	—
Settlements	3,038	(4,704)	(2,539)	451	(23,822)	—	—
Ending balance as of September 30, 2015	$208,116	$50,139	$331,626	$158,877	$655,655	$—	$481
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(11,727)	$581	$(6,882)	$(8,453)	$(63,887)	$(411)	$(2,429)

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the nine months ended September 30, 2015 (amounts in thousands):

	Successor Company
	Assets							Liabilities
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Warrants	Options	Collateralized Loan Obligation Secured Notes
Beginning balance as of January 1, 2015	$317,034	$55,184	$347,077	$81,719	$718,772	$—	$5,212	$5,501,099
Total gains or losses (for the period):
Included in earnings(1)	(23,486)	5,469	(64,930)	(29,567)	(84,045)	(2,412)	(4,731)	—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	(5,501,099)
Purchases	—	—	12,307	—	53,133	—	—	—
Sales	(89,665)	—	(25,511)	—	—	—	—	—
Settlements	4,233	(10,514)	62,683	106,725	(32,205)	2,412	—	—
Ending balance as of September 30, 2015	$208,116	$50,139	$331,626	$158,877	$655,655	$—	$481	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(26,145)	$758	$(64,043)	$(28,871)	$(84,045)	$(2,412)	$(4,731)	$—

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

(2)
CLO secured notes were transferred out of Level 3 due to the adoption of accounting guidance effective January 1, 2015, whereby the debt obligations of the Company's consolidated CLOs were measured on the basis of the estimated fair value of the financial assets of the CLOs. As such, as of September 30, 2015, these debt obligations were classified as Level 2. Refer to Note 2 to these condensed consolidated financial statement for further discussion.

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

Certain interests in joint ventures and partnerships were transferred from Level 1 to Level 2 during the five months ended September 30, 2014 due to illiquid market conditions. There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis for the three and nine months ended September 30, 2015, three months ended September 30, 2014 and four months ended April 30, 2014.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of September 30, 2015 (dollar amounts in thousands):

Successor Company
	Balance as of September 30, 2015	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$208,116	Yield analysis	Yield	19%	6% - 23%	Decrease
			Net leverage	7x	6x-12x	Decrease
			EBITDA multiple	6x	5x - 10x	Increase
			Discount margin	845	750bps – 1425bps	Decrease
		Discounted cash flows	Weighted average cost of capital	17%	17%	Decrease
Residential mortgage – backed securities	$50,139	Discounted cash flows	Probability of default	1%	0% - 3%	Decrease
			Loss severity	35%	30% - 50%	Decrease
			Constant prepayment rate	16%	12% - 18%	(5)
Corporate loans	$331,626	Yield Analysis	Yield	12%	3% - 20%	Decrease
			Net leverage	6x	1x - 22x	Decrease
			EBITDA multiple	8x	4x - 17x	Increase
Equity investments, at estimated fair value(6)	$158,877	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	0% - 15%	Decrease
			Weight ascribed to market comparables	62%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	38%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	5x	1x - 12x	Increase
			Forward EBITDA multiple	8x	4x - 10x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	7% - 14%	Decrease
			LTM EBITDA exit multiple	9x	3x - 10x	Increase
Interests in joint ventures and partnerships(9)	$655,655	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	34%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	66%	0% - 100%	(8)
		Market comparables	Current capitalization rate	7%	6% - 11%	Decrease
			LTM EBITDA multiple	8x	8x	Increase
		Discounted cash flows	Weighted average cost of capital	10%	7% - 20%	Decrease
			Average price per BOE(10)	$21.92	$16.85 - $24.81	Increase
		Yield analysis	Yield	16%	16%	Decrease
			Net leverage	5x	1x - 13x	Decrease
			EBITDA multiple	10x	8x - 13x	Increase
Options(11)	$481	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease
			Weight ascribed to market comparables	50%	50%	(7)
			Weight ascribed to discounted cash flows	50%	50%	(8)
	,	Market comparables	LTM EBITDA multiple	10x	10x	Increase
			Forward EBITDA multiple	9x	9x	Increase
		Discounted cash flows	Weighted average cost of capital	14%	14%	Decrease
			LTM EBITDA exit multiple	6x	6x	Increase

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $7.0 million was valued solely using a discounted cash flow technique, while $46.4 million was valued solely using a market comparables technique.

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

(9)
Inputs exclude an asset that was valued using an independent third party valuation firm. Of the total interest in joint ventures and partnerships, $168.2 million was valued solely using a discounted cash flow technique, while $33.0 million was valued solely using a market comparables technique and $18.4 million was valued solely using a yield analysis.

(10)
Natural resources assets with an estimated fair value of $134.4 million as of September 30, 2015 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 25% liquids and 75% natural gas.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of both September 30, 2015 and December 31, 2014, the Company had unfunded financing commitments for corporate loans totaling $9.5 million. The Company did not have any significant losses as of September 30, 2015, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $177.3 million as of September 30, 2015 and $162.0 million as of December 31, 2014.

Guarantees

As of September 30, 2015 and December 31, 2014, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.5 billion and $457.3 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with certain of these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

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
From December 19, 2013 to January 31, 2014, multiple putative class action lawsuits were filed in the Superior Court of California, County of San Francisco, the United States District Court of the District of Northern California, and the Court of Chancery of the State of Delaware by KFN shareholders against KFN, the then individual members of KFN’s board of directors, KKR & Co., and certain of KKR & Co.’s affiliates in connection with KFN’s entry into a merger agreement pursuant to which it would become a subsidiary of KKR & Co. The Merger Transaction was completed on April 30, 2014. The actions filed in California state court were consolidated, and prior to the filing or designation of an operative complaint for the consolidated action, the consolidated action was voluntarily dismissed without prejudice on December 1, 2014. The complaint filed in the California federal court action, which was never served on the defendants, was voluntarily dismissed without prejudice on May 6, 2014. Of the Delaware actions, two were voluntarily dismissed without prejudice, and the remaining Delaware actions were consolidated. On February 21, 2014, a consolidated complaint was filed in the consolidated Delaware action which all defendants moved to dismiss on March 7, 2014. On October 14, 2014, the Delaware Court of Chancery granted defendants’ motions to dismiss with prejudice. On November 13, 2014, plaintiffs filed a notice of appeal in the Supreme Court of the State of Delaware, the oral argument for which was held on September 16, 2015. On October 2, 2015, the Supreme Court of the State of Delaware affirmed the Delaware Court of Chancery's dismissal.

The consolidated complaint in the Delaware action alleged that the members of the KFN board of directors breached fiduciary duties owed to KFN shareholders by approving the proposed transaction for inadequate consideration; approving the proposed transaction in order to obtain benefits not equally shared by other KFN shareholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the KFN shareholders. The Delaware action also alleged variously that KKR & Co., and certain of KKR & Co.’s affiliates aided and abetted the alleged breaches of fiduciary duties and that KKR & Co. was a controlling shareholder of KFN by means of a management agreement between KFN and KKR Financial Advisors LLC, and KKR & Co. breached a fiduciary duty it allegedly owed to KFN shareholders by causing KFN to enter into the merger agreement. The relief sought in the Delaware action included, among other things, declaratory relief concerning the alleged breaches of fiduciary duties, compensatory damages, attorneys’ fees and costs and other relief.

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

As of September 30, 2015, all restricted KFN common shares and KFN common share options outstanding at the time of the Merger Transaction (other than any restricted Company common shares held by the Manager) had been converted to grants in respect of KKR & Co. common units and there were no outstanding equity awards in respect of KFN common shares.

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

The components of share-based compensation expense were as follows (amounts in thousands):

Predecessor Company
For the four months ended April 30, 2014
Restricted common shares granted to Manager	$690
Restricted common shares granted to certain directors	328
Total share-based compensation expense	$1,018

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Successor Company				Predecessor Company
	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2014	Five months ended September 30, 2014	Four months ended April 30, 2014
Base management fees, net	$2,633	$8,096	$4,986	$10,927	$5,253
CLO management fees	6,816	21,390	7,558	12,023	11,016
Incentive fees	—	—	—	—	12,882
Manager share-based compensation	—	—	—	—	690
Total related party management compensation	$9,449	$29,486	$12,544	$22,950	$29,841

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

The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company				Predecessor Company
	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2014	Five months ended September 30, 2014	Four months ended April 30, 2014
Base management fees, gross	$7,702	$24,029	$9,846	$16,534	$13,364
CLO management fees credit(1)	(5,069)	(15,933)	(4,860)	(5,607)	(8,111)
Other related party fees credit	—	—	—	—	—
Total base management fees, net	$2,633	$8,096	$4,986	$10,927	$5,253

(1)	See “CLO Management Fees” for further discussion.

The Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE was $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.9 million during the four months ended April 30, 2014.

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

Fees Waived

The collateral manager waived CLO management fees totaling of $0.4 million and $1.5 million for CLO 2005-2 during the three and nine months ended September 30, 2015, respectively. Comparatively, the collateral manager waived CLO management fees totaling $1.4 million and $3.0 million for CLO 2005-2 and CLO 2006-1 during the three and five months ended September 30, 2014, respectively, and $1.6 million during the four months ended April 30, 2014. The Company called CLO 2006-1 in February 2015.

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

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company				Predecessor Company
	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2014	Five months ended September 30, 2014	Four months ended April 30, 2014
Charged and retained CLO management fees(1)	$1,747	$5,457	$12,418	$17,630	$2,905
CLO management fees credit	5,069	15,933	(4,860)	(5,607)	8,111
Total CLO management fees	$6,816	$21,390	$7,558	$12,023	$11,016

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager earned incentive fees totaling zero for each of the three and nine months ended September 30, 2015, and three and five months ended September 30, 2014. Incentive fees totaled $12.9 million for the four months ended April 30, 2014.

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
Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $0.7 million and $4.2 million for the three and nine months ended September 30, 2015, respectively. The Company incurred reimbursable general and administrative expenses to its Manager totaling $0.8 million and $1.8 million for the three and five months ended September 30, 2014 and $2.8 million for the four months ended April 30, 2014. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Contributions and Distributions

    The Company has made certain distributions to its Parent, as the sole holder of its common shares. The Company distributed $52.1 million and $141.6 million for the three and nine months ended September 30, 2015, respectively.

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

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of September 30, 2015, the aggregate par amount of these affiliated investments totaled $1.1 billion, or approximately 16% of the total investment portfolio, and consisted of 13 issuers. The total $1.1 billion in affiliated investments was comprised of $1.1 billion of corporate loans and $11.0 million of equity investments. As of December 31, 2014, the aggregate par amount of these affiliated investments totaled $1.7 billion, or approximately 20% of the total investment portfolio, and consisted of 19 issuers. The total $1.7 billion in affiliated investments was comprised of $1.6 billion of corporate loans, $9.5 million of corporate debt securities and $13.6 million of equity investments.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of September 30, 2015 and December 31, 2014, the estimated fair value of these interests in joint ventures and partnerships totaled $569.7 million and $618.6 million, respectively.

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

The following tables present the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015
Total revenues	$79,698	$265,176	$3,876	$13,055	$5,535	$14,355	$—	$—	$89,109	$292,586
Total investment costs and expenses	47,948	163,246	2,016	6,062	388	1,147	—	—	50,352	170,455
Total other income (loss)	(149,952)	(216,786)	(36,236)	(50,337)	739	20,545	—	—	(185,449)	(246,578)
Total other expenses	11,285	39,702	114	800	99	333	49	149	11,547	40,984
Income tax expense (benefit)	64	126	—	—	30	1,044	—	—	94	1,170
Net income (loss)	$(129,551)	$(154,684)	$(34,490)	$(44,144)	$5,757	$32,376	$(49)	$(149)	$(158,333)	$(166,601)
Net income (loss) attributable to noncontrolling interests	(2,727)	(8,403)	(3,949)	(7,049)	—	—	—	—	(6,676)	(15,452)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(126,824)	$(146,281)	$(30,541)	$(37,095)	$5,757	$32,376	$(49)	$(149)	$(151,657)	$(151,149)

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014
Total revenues	$98,413	$160,724	$17,929	$49,859	$8,414	$8,486	$—	$—	$124,756	$219,069
Total investment costs and expenses	46,412	81,822	14,617	34,674	311	508	—	—	61,340	117,004
Total other income (loss)	(132,098)	(114,985)	(1,514)	(6,394)	7,927	16,581	—	—	(125,685)	(104,798)
Total other expenses	14,136	26,889	617	2,010	145	328	—	35	14,898	29,262
Income tax expense (benefit)	34	58	—	—	—	4	—	—	34	62
Net income (loss)	$(94,267)	$(63,030)	$1,181	$6,781	$15,885	$24,227	$—	$(35)	$(77,201)	$(32,057)
Net income (loss) attributable to noncontrolling interests	816	816	—	—	—	—	—	—	816	816
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(95,083)	$(63,846)	$1,181	$6,781	$15,885	$24,227	$—	$(35)	$(78,017)	$(32,873)

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Predecessor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014
Total revenues	$134,255	$61,782	$21,205	$—	$217,242
Total investment costs and expenses	62,485	38,915	425	—	101,825
Total other income (loss)	76,046	(8,123)	(11,589)	—	56,334
Total other expenses	23,121	1,633	230	40,625	65,609
Income tax expense (benefit)	146	—	16	—	162
Net income (loss)	$124,549	$13,111	$8,945	$(40,625)	$105,980

(1)
Consists of certain expenses not allocated to individual segments including other expenses comprised of incentive fees of $12.9 million and merger related transaction costs of $22.7 million. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense which are not allocated to individual segments.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Total assets	$7,412,244	$8,438,227	$252,618	$300,281	$234,581	$213,006	$—	$111	$7,899,443	$8,951,625

(1)
Total consolidated assets as of September 30, 2015 included $86.0 million of noncontrolling interests, of which $53.1 million was related to the Credit segment and $32.9 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2014 included $100.2 million of noncontrolling interests, of which $62.7 million was related to the Credit segment and $37.4 million was related to the Natural Resources segment.

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

Predecessor Company
Four months ended April 30, 2014
Net income (loss)	$105,980
Less: Preferred share distributions	6,891
Net income (loss) available to common shares	$99,089
Less: Dividends and undistributed earnings allocated to participating securities	292
Net income (loss) allocated to common shares	$98,797
Basic:
Basic weighted average common shares outstanding	204,276
Net income (loss) per common share	$0.48
Diluted:
Diluted weighted average common shares outstanding(1)	204,276
Net income (loss) per common share	$0.48
Distributions declared per common share	$0.22

(1)	Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279.

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

NOTE 17. SUBSEQUENT EVENTS

On November 5, 2015, the Company's board of directors declared a cash distribution for the quarter ended September 30, 2015 on its common shares totaling $37.5 million, or $375,155 per common share. The distribution was paid on November 6, 2015 to common shareholders of record as of the close of business on November 5, 2015.

On October 26, 2015, the Company's board of directors approved the receipt of a contribution from the Parent of certain general partner interests in an alternative credit fund. The estimated fair value of the contribution totaled approximately $251.7 million at the time of transfer and was completed on October 30, 2015.

Separately, on October 26, 2015, the Company's board of directors approved the distribution of cash to the Parent totaling $251.7 million, which was paid on October 30, 2015.

On September 24, 2015, the Company’s board of directors declared a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on October 15, 2015 to preferred shareholders as of the close of business on October 8, 2015.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on‑balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of September 30, 2015, our CLO transactions consisted of KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”), KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2011‑ 1, Ltd. (“CLO 2011‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”) KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”) and KKR CLO 11, Ltd. ("CLO 11") (collectively the “Cash Flow CLOs”). During July 2015, we called KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”) and repaid aggregate senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, we called KKR Financial CLO 2006-1, Ltd ("CLO 2006-1") and repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our majority‑owned subsidiaries, including CLOs.

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
Consolidated Summary of Results

Our net loss available to common shares for the three months ended September 30, 2015 totaled $158.5 million, while we had net loss available to common shares for the nine months ended September 30, 2015 totaling $171.8 million. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

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

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015, the three and five months ended September 30, 2014 and four months ended April 30, 2014 (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2015	Nine months ended September 30, 2015
Total revenues	$79,698	$265,176	$3,876	$13,055	$5,535	$14,355	$—	$—	$89,109	$292,586
Total investment costs and expenses	47,948	163,246	2,016	6,062	388	1,147	—	—	50,352	170,455
Total other income (loss)	(149,952)	(216,786)	(36,236)	(50,337)	739	20,545	—	—	(185,449)	(246,578)
Total other expenses	11,285	39,702	114	800	99	333	49	149	11,547	40,984
Income tax expense (benefit)	64	126	—	—	30	1,044	—	—	94	1,170
Net income (loss)	$(129,551)	$(154,684)	$(34,490)	$(44,144)	$5,757	$32,376	$(49)	$(149)	$(158,333)	$(166,601)
Net income (loss) attributable to noncontrolling interests	(2,727)	(8,403)	(3,949)	(7,049)	—	—	—	—	(6,676)	(15,452)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(126,824)	$(146,281)	$(30,541)	$(37,095)	$5,757	$32,376	$(49)	$(149)	$(151,657)	$(151,149)

(1) Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014	Three months ended September 30, 2014	Five months ended September 30, 2014
Total revenues	$98,413	$160,724	$17,929	$49,859	$8,414	$8,486	$—	$—	$124,756	$219,069
Total investment costs and expenses	46,412	81,822	14,617	34,674	311	508	—	—	61,340	117,004
Total other income (loss)	(132,098)	(114,985)	(1,514)	(6,394)	7,927	16,581	—	—	(125,685)	(104,798)
Total other expenses	14,136	26,889	617	2,010	145	328	—	35	14,898	29,262
Income tax expense (benefit)	34	58	—	—	—	4	—	—	34	62
Net income (loss)	$(94,267)	$(63,030)	$1,181	$6,781	$15,885	$24,227	$—	$(35)	$(77,201)	$(32,057)
Net income (loss) attributable to noncontrolling interests	816	816	—	—	—	—	—	—	816	816
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(95,083)	$(63,846)	$1,181	$6,781	$15,885	$24,227	$—	$(35)	$(78,017)	$(32,873)

(1) Consists of directors’ expenses which are not allocated to individual segments.

	Predecessor Company
	Credit	Natural Resources	Other	Reconciling Items(1)	Total Consolidated
	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014	Four months ended April 30, 2014
Total revenues	$134,255	$61,782	$21,205	$—	$217,242
Total investment costs and expenses	62,485	38,915	425	—	101,825
Total other income (loss)	76,046	(8,123)	(11,589)	—	56,334
Total other expenses	23,121	1,633	230	40,625	65,609
Income tax expense (benefit)	146	—	16	—	162
Net income (loss)	$124,549	$13,111	$8,945	$(40,625)	$105,980

(1)
Consists of certain expenses not allocated to individual segments including other expenses comprised of incentive fees of $12.9 million and merger related transaction costs of $22.7 million. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense which are not allocated to individual segments.

As discussed in ‘‘Executive Overview - Basis of Presentation,’’ our financial statements and transactional records prior to the Effective Date reflect our historical accounting basis of assets and liabilities and are labeled ‘‘Predecessor Company,’’ while such records subsequent to the Effective Date are labeled ‘‘Successor Company’’and reflect the push down basis of accounting for the new estimated fair values in the Company’s condensed consolidated financial statements. Accordingly, the following disclosure around the results for the four months ended April 30, 2014 pertain to the Predecessor Company and may have a different basis of accounting.

Specifically, under the Predecessor Company, we had accounted for: (i) corporate loans held for investment at amortized cost, net of an allowance for loan losses, (ii) corporate loans held for sale at lower of cost or estimated fair value and (iii) certain other investments at cost. In addition, all liabilities were carried at amortized cost. However, under the Successor Company, we elected to account for all financial assets and CLO secured notes at estimated fair value.

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

Successor Company net loss attributable to KKR Financial Holdings LLC and Subsidiaries for the three and nine months ended September 30, 2015 was $151.7 million and $151.1 million, respectively, which were net of $6.7 million and $15.5 million, respectively, of net loss attributable to noncontrolling interests. Successor Company net loss attributable to KKR Financial Holdings LLC and Subsidiaries for the three and five months ended September 30, 2014 was $78.0 million and $32.9 million, respectively, which were both net of $0.8 million of net income attributable to noncontrolling interests. During the second half of 2014, we acquired control of certain entities, largely as a result of the asset contributions by our Parent, and began consolidating the financial results of these entities; as such, prior periods do not include noncontrolling interests.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, and to a lesser extent oil and gas revenue from our working and overriding royalty interest properties. In addition, revenues include dividend income primarily from our equity investments and interests in joint ventures and partnerships.

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues decreased $35.6 million in the third quarter of 2015 compared to the third quarter of 2014. This was primarily due to a $19.2 million decline in loan interest income, largely driven by a $786.3 million decline in the aggregate par value of our corporate loan portfolio, slightly offset by an increase in interest rates earned on the assets. The decline in our corporate loan portfolio was primarily due to the fact that we called CLO 2005-1, CLO 2006-1 and CLO 2007-A during 2014 and 2015. Specifically, as of September 30, 2015, the aggregate par value of our corporate loan portfolio totaled $5.9 billion, as compared to $6.7 billion as of September 30, 2014. Refer to "Revenues" below in the Credit segment for further discussion.

In addition, oil and gas revenue also decreased $14.1 million as a result of two transactions during the third quarter of 2014 whereby we disposed of certain oil and gas properties. First, we distributed certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, to our Parent. Second, we entered into a transaction whereby certain of our entities holding natural resources assets were merged with certain investment entities of funds advised by KKR and partnerships held by wholly owned subsidiaries of Legend Production Holdings, LLC, a majority owned subsidiary of Riverstone Holdings LLC and the Carlyle Group, to create a new oil and gas company called Trinity River Energy, LLC (‘‘Trinity’’). As of September 30, 2015, the Trinity asset, which is carried at estimated fair value, totaled $19.2 million and was classified as interests in joint ventures and partnerships on our condensed consolidated balance sheets. Refer to “Revenues” below in the Natural Resources segment for further discussion.

For the nine months ended September 30, 2015

Revenues totaled $292.6 million for the nine months ended September 30, 2015 and was comprised primarily of corporate loan and security interest income of $257.3 million. This was a decline from the comparative prior year period due to a smaller corporate debt portfolio as a result of calling CLO 2005-1, CLO 2006-1 and CLO 2007-A during 2014 and 2015.

In addition, other income totaled $22.2 million for the nine months ended September 30, 2015. Other income was primarily comprised of dividend income, the majority of which was from our equity investments and interests in joint ventures and partnerships, at estimated fair value. Unlike our corporate debt portfolio, which have stated coupon rates, dividends are not necessarily contractual in their amounts or timing and may vary depending on investment performance.

Lastly, oil and gas revenues totaled $13.1 million for the nine months ended September 30, 2015. As a result of the disposition of certain oil and gas properties, which occurred during the third quarter of 2014, oil and gas revenues were negatively impacted.

For the five months ended September 30, 2014

Revenues totaled $219.1 million for the five months ended September 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $155.0 million and $49.9 million, respectively. Given that the asset transfers and Trinity transaction described above happened during the third quarter of 2014, oil and gas revenue, which represented sales from oil and gas production on our working and overriding royalty interest properties was a larger component of revenues during the five months ended September 30, 2014.

Predecessor Company

For the four months ended April 30, 2014

Revenues totaled $217.2 million for the four months ended April 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $127.2 million and $61.8 million, respectively. We also received dividends totaling $28.3 million, largely driven by our interests in joint ventures and partnership focused on commercial real estate acquired in 2012 and early 2013. Given that the asset transfers and Trinity transaction described above occurred in third quarter of 2014, oil and gas revenue, which represented sales from oil and gas production on our working and overriding royalty interest properties was a larger component of revenues during the four months ended April 30, 2014.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties and other investment expenses.

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Total investment costs and expenses decreased $11.0 million in the third quarter of 2015 compared to the third quarter of 2014 largely driven by a decrease in oil and gas-related costs. This was as a direct result of (i) the elimination of costs related to the Trinity transaction which occurred in the third quarter of 2014, whereby certain of our entities holding natural resources assets were merged to create an interest in Trinity and (ii) the distribution of certain natural resources assets focused on the development of oil and gas properties to our Parent in the third quarter of 2014.

For the nine months ended September 30, 2015

Investment costs and expenses totaled $170.5 million for the nine months ended September 30, 2015 and was comprised primarily of interest expense. $115.7 million of the $161.6 million total interest expense, was related to our collateralized loan obligation secured notes. Refer to "Investment Costs and Expenses" below in the Credit segment for further discussion.

Oil and gas-related costs totaled $4.9 million for the nine months ended September 30, 2015. These amounts declined significantly from the equivalent period in 2014 due to the distribution of certain of our natural resources assets focused on development of oil and gas properties to our Parent and the Trinity transaction as described above.

For the five months ended September 30, 2014

Investment costs and expenses totaled $117.0 million for the five months ended September 30, 2014 and was comprised primarily of interest expense and oil and gas-related costs of $83.6 million and $31.7 million, respectively.

Predecessor Company

For the four months ended April 30, 2014

Investment costs and expenses totaled $101.8 million for the four months ended April 30, 2014 and was comprised primarily of interest expense of $64.4 million and oil and gas‑related costs of $37.2 million. During January 2014, we closed CLO 2013‑2 with $339.3 million par amount of senior secured notes issued to unaffiliated investors, of which $319.3 million was floating rate with a weighted‑average coupon of three‑month LIBOR plus 2.16% and $20.0 million was fixed rate at 3.74%.

Other Income (Loss)

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Other loss increased $59.8 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to a $105.1 million increase in net realized and and unrealized loss on investments, partially offset by a $56.3 million change in net realized and unrealized gain (loss) on debt and a $10.5 million change in net realized and unrealized gain (loss) on derivatives and foreign exchange.

The $105.1 million increase in net realized and and unrealized loss on investments was primarily as a result of a $62.4 million change in our interests in joint ventures and partnerships from $8.9 million unrealized gains during the third quarter of 2014 to $53.5 million unrealized losses during the third quarter of 2015. A portion of this decline was due to unrealized losses in the natural resources segment. Refer to "Other Income (Loss)" below in the Natural Resources segment for further discussion. In addition to the unrealized losses on our joint ventures and partnerships, unrealized losses on our corporate loans portfolio declined $18.4 million largely attributable to (i) a significant drop in long-term oil, condensate, natural gas liquids, and natural gas prices, which negatively impacted our larger loan position in the oil and gas sector and (ii) general market conditions. For example, the S&P/LSTA Loan Index returned -1.4% for the three months ended September 30, 2015 as compared to -0.5% for the same period in the prior year.

Net realized and unrealized gain (loss) on debt changed $56.3 million from a net unrealized loss of $1.5 million in the third quarter of 2014 to a net unrealized gain of $54.9 million in the same quarter of 2015. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us. As of September 30, 2015, the estimated fair value of the financial assets held in our CLOs, primarily comprised of corporate loans and high yield debt, decreased as compared to September 30, 2014. Accordingly, the aggregate financial liabilities of our CLOs had a corresponding decrease in estimated fair value, which resulted in unrealized gains on our condensed consolidated statements of operations.

Net realized and unrealized gain (loss) on derivatives and foreign exchange changed $10.5 million from a net realized and unrealized gain of $0.2 million in the third quarter of 2014 to a net realized and unrealized loss of $10.3 million in the same quarter of 2015. A majority of the $10.3 million net realized and unrealized loss was from unrealized losses on our interest rate swaps, which totaled $8.5 million. We use pay-fixed, receive variable interest rate swaps to hedge a portion of the interest rate risk associated with our CLOs as well as certain of our floating rate junior subordinated notes. Changes in the estimated fair value of the interest rate swaps are based on expected discounted cash flows. Accordingly, the unrealized losses were attributable to a decrease in the 30-year LIBOR curve from 3.18% as of September 30, 2014 to 2.53% as of September 30, 2015.

For the nine months ended September 30, 2015

Other loss totaled $246.6 million for the nine months ended September 30, 2015 and was comprised of a $219.1 million net realized and unrealized loss on investments coupled with a net realized and unrealized loss on debt of $33.9 million, partially offset by trade-related income of $10.0 million.

The $219.1 million net realized and unrealized losses on investments was largely driven by $115.1 million of net realized and unrealized losses on our corporate loan portfolio, primarily within our investments in the software, building and telecommunication industries, coupled with $50.3 million of net realized and unrealized losses on our natural resource assets. Refer to "Other Income (Loss)" below in the Natural Resources segment for further discussion.

In addition, net realized and unrealized loss on debt totaled $33.9 million for the nine months ended September 30, 2015. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable.

For the five months ended September 30, 2014

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

Predecessor Company

For the four months ended April 30, 2014

Other income totaled $56.3 million for the four months ended April 30, 2014 and was comprised of a $61.6 million net realized and unrealized gain on investments, partially offset by a $9.8 million net realized and unrealized loss on derivatives and foreign exchange. The $61.6 million net realized and unrealized gain on investments was largely driven by positive mark-to-market changes and sales in our corporate loan portfolio and equity investments, at estimated fair value.

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
The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company				Predecessor Company
	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2014	Five months ended September 30, 2014	Four months ended April 30, 2014
Base management fees, net	$7,702	$24,029	$9,846	$16,534	$13,364
CLO management fees credit(1)	(5,069)	(15,933)	(4,860)	(5,607)	(8,111)
Other related party fees credit	—	—	—	—	—
Total base management fees, net	$2,633	$8,096	$4,986	$10,927	$5,253

(1)	See “CLO Management Fees” for further discussion.

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

	Successor Company				Predecessor Company
	Three months ended September 30, 2015	Nine months ended September 30, 2015	Three months ended September 30, 2014	Five months ended September 30, 2014	Four months ended April 30, 2014
Charged and retained CLO management fees(1)	$1,747	$5,457	$12,418	$17,630	$2,905
CLO management fees credit	5,069	15,933	(4,860)	(5,607)	8,111
Total CLO management fees	$6,816	$21,390	$7,558	$12,023	$11,016

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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
Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Other expenses decreased $3.4 million in the third quarter of 2015 compared to the third quarter of 2014 predominantly due to a $3.1 million decrease in related party management compensation, which includes base management fees and CLO management fees. Base management fees declined $2.4 million in the third quarter of 2015 compared to the prior year period primarily due to a decrease in the gross base management fee as a result of lower overall retained earnings largely from net realized and unrealized losses on investments.

For the nine months ended September 30, 2015

Other expenses totaled $41.0 million for the nine months ended September 30, 2015 and was comprised primarily of related party management compensation of $29.5 million. CLO management fees, which are components of related party management compensation, totaled $21.4 million for the nine months ended September 30, 2015 and are driven by the aggregate principal balance of cash and assets in all of our CLOs, except for CLO 2011-1. CLO 9, CLO 10 and CLO 11, which all closed between September 2014 and May 2015, began paying CLO management fees in 2015.

In addition, base management fees totaled $8.1 million for the nine months ended September 30, 2015. Base management fees, which are based on our “equity,” as defined in the Management Agreement, declined from 2014 primarily due to lower overall retained earnings as a result of net loss in the fourth quarter of 2014 and cash distributions made on our preferred and common shares. Fee Credits, which offset total base management fees equal to our pro rata share of the aggregate CLO management fees paid by these CLOs, also increased as a result of CLO 9, CLO 10 and CLO 11 paying management fees in 2015.

For the five months ended September 30, 2014

Other expenses totaled $29.3 million for the five months ended September 30, 2014 and was comprised primarily of related party management compensation of $23.0 million.

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
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	Successor Company				Predecessor Company
	For the three months ended September 30, 2015	For the nine months ended September 30, 2015	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four months ended April 30, 2014
Revenues
Corporate loans and securities interest income	$74,956	$249,601	$90,746	$144,892	$114,992
Residential mortgage-backed securities interest income	965	2,824	1,152	1,987	2,027
Net discount accretion	2,119	4,924	4,370	8,158	10,158
Dividend income	1,545	7,603	2,121	5,647	7,058
Other	113	224	24	40	20
Total revenues	79,698	265,176	98,413	160,724	134,255
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	32,468	115,741	29,936	54,215	39,923
Credit facilities	—	—	—	—	1,059
Convertible senior notes	—	—	—	—	1
Senior notes	6,725	20,157	6,699	11,007	9,234
Junior subordinated notes	4,002	11,930	3,965	6,515	4,681
Interest rate swaps	3,478	11,473	5,218	8,794	7,284
Other interest expense	—	—	—	—	14
Total interest expense	46,673	159,301	45,818	80,531	62,196
Other	1,275	3,945	594	1,291	289
Total investment costs and expenses	47,948	163,246	46,412	81,822	62,485
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	(8,489)	627	2,892	1,767	—
Credit default swaps	—	—	—	—	(181)
Total rate of return swaps	—	434	(373)	(417)	(2,065)
Common stock warrants	(411)	(2,412)	160	155	137
Foreign exchange(1)	1,225	2,059	(3,852)	(6,551)	588
Options	(2,428)	(4,730)	(136)	(646)	(19)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	(10,103)	(4,022)	(1,309)	(5,692)	(1,540)
Net realized and unrealized gain (loss) on investments(2)	(197,253)	(188,789)	(132,252)	(86,563)	72,623
Net realized and unrealized gain (loss) on debt	54,860	(33,933)	(1,453)	(26,849)	—
Lower of cost or estimated fair value(2)	—	—	—	—	5,038
Impairment of securities available for‑sale and private equity at cost(2)	—	—	—	—	(4,391)
Other income	2,544	9,958	2,916	4,119	4,316
Total other income (loss)	(149,952)	(216,786)	(132,098)	(114,985)	76,046
Other expenses
Related party management compensation:
Base management fees	2,461	7,565	4,638	9,982	4,786
CLO management fees	6,816	21,390	7,558	12,023	11,016

Total related party management compensation	9,277	28,955	12,196	22,005	15,802
Professional services	299	2,086	289	1,567	3,508
Other general and administrative	1,709	8,661	1,651	3,317	3,811
Total other expenses	11,285	39,702	14,136	26,889	23,121
Income (loss) before income taxes	(129,487)	(154,558)	(94,233)	(62,972)	124,695
Income tax expense (benefit)	64	126	34	58	146
Net income (loss)	$(129,551)	$(154,684)	$(94,267)	$(63,030)	$124,549

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)	For the four months ended April 30, 2014, represents components of total net realized and unrealized gain (loss) on investments in the condensed consolidated statements of operations.

Revenues

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues decreased $18.7 million in the third quarter of 2015 compared to the third quarter of 2014. The decrease was primarily attributable to a $15.8 million decrease in corporate loan and security interest income, the majority of which was in the loan portfolio, coupled with a $2.3 million decrease in net discount accretion, also primarily in the loan portfolio.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of September 30, 2015 compared to 2014, slightly offset by an increase in interest rates earned on the assets. The decline in our corporate debt portfolio was largely attributable to the fact that we called CLO 2005-1, CLO 2006-1 and CLO 2007-A during 2014 and 2015. Specifically, as of September 30, 2015, our corporate loan portfolio had an aggregate par value of $5.9 billion with a weighted average coupon of 4.8%, while our corporate debt securities portfolio had an aggregate par value of $456.2 million with a weighted average coupon of 10.0%. In comparison, as of September 30, 2014, our corporate loan portfolio had an aggregate par value of $6.7 billion with a weighted average coupon of 4.4%, while our corporate debt securities had an aggregate par value of $556.7 million with a weighted average coupon of 7.0%.

For the nine months ended September 30, 2015

Revenues totaled $265.2 million for the nine months ended September 30, 2015 and was comprised primarily of corporate loan and security interest income of $249.6 million. As of September 30, 2015, our corporate loan portfolio had an aggregate par value of $5.9 billion with a weighted average coupon of 4.8%, while our corporate debt securities portfolio had an aggregate par value of $456.2 million with a weighted average coupon of 10.0%. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.33% as of September 30, 2015 and the percentage of our floating rate corporate debt portfolio with an average LIBOR floor of 1.0% was 79.5% as of September 30, 2015.

In addition, dividend income totaled $7.6 million for the nine months ended September 30, 2015. A majority of our dividend income was from our equity investments and interests in joint ventures and partnerships, at estimated fair value. Unlike our corporate debt portfolio, which have stated coupon rates, dividends are not necessarily contractual in their amounts or timing and may vary depending on investment performance.

For the five months ended September 30, 2014

Revenues totaled $160.7 million for the five months ended September 30, 2014 and was comprised primarily of corporate loan and security interest income of $128.1 million and $16.8 million, respectively. As of September 30, 2014, our corporate loan portfolio had an aggregate par value of $6.7 billion with a weighted average coupon of 4.4%, while our corporate debt securities portfolio had an aggregate par value of $556.7 million with a weighted average coupon of 7.0%. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-

month LIBOR was 0.24% as of September 30, 2014 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 71.2% as of September 30, 2014.

In addition, net discount accretion totaled $8.2 million for the five months ended September 30, 2014, primarily from recurring accretion. As described above in “Executive Overview,” in connection with the Merger Transaction, a new accounting basis was established for all assets and liabilities to reflect estimated fair value as of the Effective Date. Accordingly, total net discount accretion for the five months ended September 30, 2014 was based on accretion and amortization of the new discounts and premiums.

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

Investment Costs and Expenses

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Total investment costs and expenses increased $1.5 million in the third quarter of 2015 compared to the third quarter of 2014. The increase was as a result of a $0.9 million increase in total interest expense coupled with a $0.7 million increase in trade-related expenses.

Total interest expense increased $0.9 million in the third quarter of 2015 as compared to the same prior year period as a result of a $2.5 million increase in interest expense on our collateralized loan obligation secured notes, offset by a $1.7 million decrease in interest expense related to our interest rate swaps. The increase in interest expense on our collateralized loan obligation secured notes was largely due to the fact that in December 2014, we closed CLO 10, a $415.6 million secured financing transaction and in May 2015, we closed CLO 11, a $564.5 million secured financing transaction. Interest expense related to these two CLOs totaled $5.4 million for the third quarter of 2015. However, partially offsetting the $5.4 million increase in interest expense related to CLO 10 and CLO 11 was a $1.3 million decrease in interest expense related to CLO 2006-1 and CLO 2005-1 which were called in February 2015 and July 2015, respectively, for the third quarter of 2015 as compared to the same period in the prior year. In conjunction with CLO 2006-1 being called, we also terminated the related interest rate swap, which resulted in a $1.7 million decrease in interest expense on interest rate swaps in the third quarter of 2015 compared to the same prior year period. For further information, refer to "Part I-Item1. Financial Statements-Note 8. Borrowings."

For the nine months ended September 30, 2015

Investment costs and expenses totaled $163.2 million for the nine months ended September 30, 2015, of which $115.7 million was related to interest expense on our collateralized loan obligation secured notes and $32.1 million was related to our senior and junior subordinated notes. During September 2014, we closed CLO 9, a $518.0 million secured financing transaction, and, as mentioned above, we closed CLO 10 and CLO 11 during 2015. As such, interest expense for the nine months ended September 30, 2015 included these three CLOs, which totaled $23.1 million. Furthermore, we recorded additional interest expense as a result of accelerated accretion of debt discounts of (i) approximately $11.0 million for CLO 2007-1 due to principal paydowns made throughout 2015 and (ii) $2.3 million for CLO 2006-1 and $1.6 million for CLO 2005-1 as a result of being called in February 2015 and July 2015, respectively.

For the five months ended September 30, 2014

Investment costs and expenses totaled $81.8 million for the five months ended September 30, 2014, of which $54.2 million was related to interest expense on collateralized loan obligation secured notes. As of September 30, 2014, the aggregate par amount of our collateralized loan obligation secured notes was $5.5 billion.

Predecessor Company

For the four months ended April 30, 2014

Investment costs and expenses totaled $62.5 million for the four months ended April 30, 2014, of which $39.9 million was related to interest expense on collateralized loan obligation secured notes. During the first four months of 2014, we closed CLO 2013-2, a $384.0 million transaction, and issued $214.6 million of CLO notes across CLO 2005-1, CLO 2007-1 and CLO 2007-A. As of April 30, 2014, the aggregate par amount of our collateralized loan obligation secured notes was $5.7 billion.

Other Income (Loss)

Other income (loss) consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market and foreign currency exchange rates as of each period-end.

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Total other loss increased $17.9 million in the third quarter of 2015 compared to the third quarter of 2014 largely attributable to the following three factors.

First, unrealized gain on debt totaled $54.9 million in the third quarter of 2015 compared to an unrealized loss of $1.5 million in the third quarter of 2014. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us. During the three months ended September 30, 2015, the estimated fair value of the financial assets held in our CLOs declined. Accordingly, the aggregate financial liabilities of our CLOs had a corresponding decrease in estimated fair value, which resulted in unrealized gains on our condensed consolidated statements of operations.

Second, net realized and unrealized loss on investments increased $65.0 million in the third quarter of 2015 compared to the third quarter of 2014, specifically in our corporate debt portfolio and interests in joint ventures and partnerships. Aggregate unrealized losses on our corporate loans and corporate debt securities increased $30.0 million in the third quarter of 2015 compared to the same period in 2014. A majority of our unrealized losses were in the software, oil and gas, building, and telecommunication industries. Specifically, the significant drop in long-term oil, condensate, natural gas liquids, and natural gas prices negatively impacted our larger loan position in the oil and gas sector. Unrealized losses on interests in joint ventures and partnerships increased $19.3 million during the third quarter of 2015 compared to the same prior year period from $0.3 million to $19.6 million. Of the $19.6 million unrealized losses, $14.2 million was attributable to two investments, one focused on the marine sector and the other focused on the oil and gas sector. Refer to the table below for the components of net realized and unrealized gain (loss) on investments.

Third, net realized and unrealized gain (loss) on interest rate swaps changed $11.4 million from a net realized and unrealized gain of $2.9 million in the third quarter of 2014 to a net realized and unrealized loss of $8.5 million in the same quarter of 2015. We use pay-fixed, receive variable interest rate swaps to hedge a portion of the interest rate risk associated with our CLOs as well as certain of our floating rate junior subordinated notes. Changes in the estimated fair value of the interest rate swaps are based on expected discounted cash flows. Accordingly, the unrealized losses were attributable to a decrease in the 30-year LIBOR curve from 3.18% as of September 30, 2014 to 2.53% as of September 30, 2015.

For the nine months ended September 30, 2015

Other loss totaled $216.8 million for the nine months ended September 30, 2015, primarily driven by $188.8 million of net realized and unrealized losses on investments. This was largely comprised of net realized and unrealized losses on our corporate loan portfolio of $115.1 million and interests in joint ventures and partnerships of $40.0 million. Our investments in the maritime, software, building, and telecommunication industries were most affected by general market conditions which caused these unrealized losses. Refer to the table below for the components of net realized and unrealized gain (loss) on investments.

Additionally, net realized and unrealized loss on collateralized loan obligation secured notes totaled $33.9 million for the nine months ended September 30, 2015. As described above beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable.

Partially offsetting the above, was $10.0 million of trade-related income for the nine months ended September 30, 2015.

For the five months ended September 30, 2014

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

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the three and nine months ended September 30, 2015 and three and five months ended September 30, 2014 (amounts in thousands):

	Successor Company
	For the three months ended September 30, 2015			For the nine months ended September 30, 2015			For the three months ended September 30, 2014			For the five months ended September 30, 2014
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$(147,107)	$(546)	$(147,653)	$(92,283)	$(22,807)	$(115,090)	$(128,749)	$6,353	$(122,396)	$(102,888)	$1,637	$(101,251)
Corporate debt securities	(16,094)	(2,402)	(18,496)	(21,370)	(7,133)	(28,503)	(4,461)	503	(3,958)	5,740	1,470	7,210
RMBS	572	(824)	(252)	773	(1,994)	(1,221)	(184)	(606)	(790)	438	(838)	(400)
Equity investments, at estimated fair value	(14,245)	1,549	(12,696)	(6,872)	2,915	(3,957)	(8,246)	(903)	(9,149)	(8,634)	(881)	(9,515)
Interests in joint ventures and partnerships, at estimated fair value and other	(19,632)	1,476	(18,156)	(42,182)	2,164	(40,018)	(295)	4,336	4,041	13,016	4,377	17,393
Total	$(196,506)	$(747)	$(197,253)	$(161,934)	$(26,855)	$(188,789)	$(141,935)	$9,683	$(132,252)	$(92,328)	$5,765	$(86,563)

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

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the four months ended April 30, 2014 (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014
	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$10,586	$10,761	$21,347
Corporate debt securities	4,060	7,429	11,489
RMBS	14,889	(9,839)	5,050
Equity investments, at estimated fair value	12,406	11,991	24,397
Interests in joint ventures and partnerships, at estimated fair value and other	10,340	—	10,340
Total	$52,281	$20,342	$72,623

Other Expenses

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Other expenses decreased $2.9 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to a decrease related party management compensation, which includes base management fees and CLO management fees. Base management fees declined $2.2 million in the third quarter of 2015 compared to the prior year period primarily due to a decrease in the gross base management fee as a result of lower overall retained earnings largely from net realized and unrealized losses on investments. See “Consolidated Results” above for further discussion around the base management fees.

For the nine months ended September 30, 2015

Other expenses totaled $39.7 million for the nine months ended September 30, 2015 and was comprised primarily of related party management compensation, which includes base management fees and CLO management fees. CLO management fees and base management fees totaled $21.4 million and $7.6 million, respectively, for the nine months ended September 30, 2015. CLO management fees charged were for all of our CLOS with the exception of CLO 2005-2 and CLO 2011-1. CLO 9, CLO 10, and CLO 11, which all closed between September 2014 and May 2015, began paying CLO management fees for the first time in 2015 and paid a total of $3.9 million during the nine months ended September 30, 2015.

For the five months ended September 30, 2014

Other expenses totaled $26.9 million for the five months ended September 30, 2014, primarily due to related party management compensation of $22.0 million. Related party management compensation includes base management fees and CLO management fees. CLO management fees charged were for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1 and CLO 2013-2.

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

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	Successor Company				Predecessor Company
	For the three months ended September 30, 2015	For the nine months ended September 30, 2015	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four months ended April 30, 2014
Revenues
Oil and gas revenue:
Natural gas sales	$437	$1,289	$7,704	$14,360	$13,547
Oil sales	3,225	10,409	6,838	28,710	40,122
Natural gas liquids sales	214	1,357	3,407	5,903	6,211
Other	—	—	(20)	886	1,902
Total revenues	3,876	13,055	17,929	49,859	61,782
Investment costs and expenses
Oil and gas production costs:
Lease operating expenses	—	—	3,651	7,324	7,088
Workover expenses	—	—	90	572	811
Transportation and marketing expenses	—	—	2,209	4,030	4,415
Severance and ad valorem taxes	248	498	751	2,635	2,458
Total oil and gas production costs	248	498	6,701	14,561	14,772
Oil and gas depreciation, depletion and amortization	1,404	4,409	5,968	17,102	22,471
Interest expense:
Credit facilities	—	—	1,064	1,473	776
Senior notes	228	725	309	671	641
Junior subordinated notes	136	430	183	397	325
Total interest expense	364	1,155	1,556	2,541	1,742
Other	—	—	392	470	(70)
Total investment costs and expenses	2,016	6,062	14,617	34,674	38,915
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Commodity swaps	—	—	3,016	(1,866)	(8,371)
Total net realized and unrealized gain (loss) on derivatives and foreign exchange	—	—	3,016	(1,866)	(8,371)
Net realized and unrealized gain (loss) on investments	(36,236)	(50,337)	(4,648)	(4,790)	1
Other income	—	—	118	262	247
Total other income (loss)	(36,236)	(50,337)	(1,514)	(6,394)	(8,123)
Other expenses
Related party management compensation:
Base management fees	84	271	214	663	332
Total related party management compensation	84	271	214	663	332
Professional services	9	74	13	245	580
Insurance	—	—	—	14	56
Other general and administrative	21	455	390	1,088	665
Total other expenses	114	800	617	2,010	1,633
Income (loss) before income taxes	(34,490)	(44,144)	1,181	6,781	13,111
Income tax expense (benefit)	—	—	—	—	—
Net income (loss)	$(34,490)	$(44,144)	$1,181	$6,781	$13,111

As described above, on September 30, 2014, we closed the Trinity transaction. As of September 30, 2015, our Trinity asset, which is carried at estimated fair value, totaled $19.2 million and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on our condensed consolidated balance sheets.

In addition, during the third quarter of 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent.

Revenues

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues decreased $14.1 million in the third quarter of 2015 compared to the third quarter of 2014 as a result of the loss of revenues from oil and gas properties due to the Trinity transaction and the distribution of natural resource assets to our Parent, both of which occurred during the third quarter of 2014. As a result of these two transactions, our oil and gas properties balances declined, as did the related revenue.

For the nine months ended September 30, 2015

Revenues totaled $13.1 million for the nine months ended September 30, 2015 which represented sales from oil and gas production on our overriding royalty interest properties. As a result of the Trinity transaction and the distribution of natural resource assets to our Parent, both of which occurred during the third quarter of 2014, total oil and gas revenues were negatively impacted. As of September 30, 2015, our overriding royalty interest properties had a carrying amount of $115.9 million. In addition, we had natural resources interests in joint ventures with a carrying amount of $134.4 million as of September 30, 2015, which included the interest in Trinity as described above. As these represented interests that get marked to market, they did not generate oil and gas revenue.

For the five months ended September 30, 2014

Revenues totaled $49.9 million for the five months ended September 30, 2014, which represented sales from oil and gas production on our working and overriding royalty interest properties. As of September 30, 2014, our overriding royalty interest property had a carrying amount of $122.6 million. In addition, we had natural resources interests in joint ventures with a carrying amount of $199.9 million as of September 30, 2014, which included the interest in Trinity as described above.

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

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Total investment costs and expenses decreased $12.6 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to a $6.5 million decrease in oil and gas production costs, most notably in lease operating expenses and transportation and marketing expenses. Additionally, DD&A declined $4.6 million in the third quarter of 2015 compared to the same prior year period. Production costs and DD&A relate solely to our oil and gas properties. As a result of both the contribution of oil and gas assets to Trinity and the distribution of natural resource assets to our Parent during the third quarter of 2014, our oil and gas properties balance declined, as did the related expenses for production and DD&A.

For the nine months ended September 30, 2015

Investment costs and expenses totaled $6.1 million for the nine months ended September 30, 2015. A majority was related to DD&A on our overriding royalty interest property, which totaled $4.4 million for the nine months ended September 30, 2015. As of September 30, 2015, our overriding royalty interest properties had a carrying amount of $115.9 million.

For the five months ended September 30, 2014

Investment costs and expenses totaled $34.7 million for the five months ended September 30, 2014. A majority was related to DD&A on our overriding royalty interest property, which totaled $17.1 million. In addition, oil and gas production costs totaled $14.6 million, of which $7.3 million was from lease operating expenses for the five months ended September 30, 2014.

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

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Total other loss increased $34.7 million in the third quarter of 2015 compared to the third quarter of 2014, primarily as a result of a $31.6 million net realized and unrealized loss on our investments, of which $22.0 million was related to unrealized losses on Trinity. Specifically, the unrealized losses were primarily attributable to a significant drop in long-term oil, condensate, natural gas liquids, and natural gas prices, which began during the second half of 2014 and continued throughout 2015. For example, as mentioned above, the 2017 price of WTI crude oil declined from approximately $85 per barrel as of September 30, 2014 to approximately $53 per barrel as of September 30, 2015, while the 2017 price of natural gas declined from $4.22 per mcf as of September 30, 2014 to $2.98 per mcf as of September 30, 2015. For further information regarding our natural resources valuation methodologies, refer to “Fair Value of Financial Instruments” in “Part I-Item 1. Financial Statements-Note 2. Summary of Significant Accounting Policies.”

For the nine months ended September 30, 2015

Other loss totaled $50.3 million for the nine months ended September 30, 2015, primarily as a result of $32.4 million of unrealized losses on Trinity. The unrealized losses for the nine months ended September 30, 2015 were primarily attributable to the significant decline in long-term oil, condensate, natural gas liquids, and natural gas prices throughout 2015. For example, as mentioned above, the 2017 price of WTI crude oil declined from approximately $67 per barrel as of December 31, 2014 to approximately $53 per barrel as of September 30, 2015, while the 2017 price of natural gas declined from $3.77 per mcf as of December 31, 2014 to $2.98 per mcf as of September 30, 2015. For further information regarding our natural resources valuation methodologies, refer to “Fair Value of Financial Instruments” in “Part I-Item 1. Financial Statements-Note 2. Summary of Significant Accounting Policies.”

For the five months ended September 30, 2014

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

Other Expenses

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Total other expenses decreased $0.5 million in the third quarter of 2015 compared to the third quarter of 2014. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. The carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships totaled $217.4 million, excluding noncontrolling interests, as of September 30, 2015, compared to $322.5 million as of September 30, 2014, which resulted in a lower allocation. For the three months ended September 30, 2014, general and administrative expenses included reimbursable costs and payments due to the third party previously engaged to operate and manage a portion of our interests.

For the nine months ended September 30, 2015

Other expenses totaled $0.8 million for the nine months ended September 30, 2015 and was comprised primarily of general and administrative expenses and related party management compensation. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. The carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships totaled $217.4 million, excluding noncontrolling interests, as of September 30, 2015, compared to $322.5 million as of September 30, 2014, which resulted in a lower allocation. General and administrative expenses include reimbursable costs and payments due to the third party engaged to operate and manage a portion of our interests.

For the five months ended September 30, 2014

Other expenses totaled $2.0 million for the five months ended September 30, 2014 and was comprised primarily of general and administrative expenses and related party management compensation. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. General and administrative expenses also include reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests.

Predecessor Company

For the four months ended April 30, 2014

Other expenses totaled $1.6 million for the four months ended April 30, 2014 and was comprised primarily of general and administrative expenses and professional services. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. General and administrative expenses also include reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests.

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	Successor Company				Predecessor Company
	For the three months ended September 30, 2015	For the nine months ended September 30, 2015	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four months ended April 30, 2014
Revenues
Dividend income	$5,535	$14,355	$8,414	$8,486	$21,205
Total revenues	5,535	14,355	8,414	8,486	21,205
Investment costs and expenses
Interest expense:
Credit facilities	—	—	—	—	29
Senior notes	241	712	194	313	262
Junior subordinated notes	144	422	115	186	134
Other interest expense	—	—	—	7	—
Total interest expense	385	1,134	309	506	425
Other	3	13	2	2	—
Total investment costs and expenses	388	1,147	311	508	425
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	(201)	477	(1,555)	(1,454)	128
Total realized and unrealized gain (loss) on derivatives and foreign exchange	(201)	477	(1,555)	(1,454)	128
Net realized and unrealized gain (loss) on investments	940	20,068	9,482	18,035	(11,717)
Total other income (loss)	739	20,545	7,927	16,581	(11,589)
Other expenses
Related party management compensation:
Base management fees	88	260	134	282	135
Total related party management compensation	88	260	134	282	135
Professional services	11	73	11	46	95
Total other expenses	99	333	145	328	230
Income before income taxes	5,787	33,420	15,885	24,231	8,961
Income tax expense	30	1,044	—	4	16
Net income	$5,757	$32,376	$15,885	$24,227	$8,945

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Revenues

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues decreased $2.9 million in the third quarter of 2015 compared to the third quarter of 2014. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount. Our commercial real estate assets had a carrying value of $230.2 million and $214.8 million as of September 30, 2015 and 2014, respectively, and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets.

For the nine months ended September 30, 2015

Revenues totaled $14.4 million for nine months ended September 30, 2015 from dividend payments on certain of our commercial real estate assets, the majority of which was earned on our legacy assets purchased in 2012 and 2013. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount. As of September 30, 2015, our commercial real estate assets had a carrying value of $230.2 million.

For the five months ended September 30, 2014

Revenues totaled $8.5 million for the five months ended September 30, 2014 from dividend payments on certain of our commercial real estate assets. As mentioned above, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount. As of September 30, 2014, our commercial real estate assets had a carrying value of $214.8 million.

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

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Investment costs and expenses totaled $0.4 million and $0.3 million for the third quarter of 2015 and 2014, respectively. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of September 30, 2015 and 2014, our commercial real estate assets had carrying values of $230.2 million and $214.8 million, respectively. As interest expense on our senior notes and junior subordinated notes remained relatively flat period over period, the largest contributor to the modest increase in investment costs and expenses was due to the higher commercial real estate asset balance.

For the nine months ended September 30, 2015

Investment costs and expenses totaled $1.1 million for the nine months ended September 30, 2015, the majority of which represented allocated interest expense. During 2015, we continued to make incremental commercial real estate asset acquisitions which increased our investment portfolio balance and amounts allocated for costs and expenses. As of September 30, 2015, our commercial real estate assets had a carrying value of $230.2 million.

For the five months ended September 30, 2014

Investment costs and expenses totaled $0.5 million for the five months ended September 30, 2014 and represented allocated interest expense. During 2014, we continued to make incremental commercial real estate asset acquisitions which increased our investment portfolio balance and amounts allocated for costs and expenses. As of September 30, 2014, our commercial real estate assets had a carrying value of $214.8 million.

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

Other Income (Loss)

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Other income decreased $7.2 million in the third quarter of 2015 compared to the third quarter of 2014. The decrease was largely due to smaller unrealized gains on our legacy commercial real estate holdings in the third quarter of 2015 as compared to the same period in the prior year. Key inputs including the current capitalization rate impact the values of our investments. Partially offsetting the $16.2 million decrease in unrealized gains, however, was $7.7 million of realized gains from the sale of a property held in one of our investments. Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

For the nine months ended September 30, 2015

Other income totaled $20.5 million for the nine months ended September 30, 2015 and primarily represented net unrealized gains on our commercial real estate assets. In addition, we realized $7.7 million in gains from the sale of a property in one of our investments.

For the five months ended September 30, 2014

Other income totaled $16.6 million for the five months ended September 30, 2014 and primarily represented unrealized gains on our commercial real estate assets, which was driven by the individual mark-to-market adjustments for each of the assets within the portfolio.

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

Successor Company

For the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Other expenses decreased slightly in the third quarter of 2015 compared to the third quarter of 2014 primarily due to a decrease in total allocable net base management fees expense.

For the nine months ended September 30, 2015

Other expenses totaled $0.3 million for the nine months ended September 30, 2015 and was comprised primarily of allocated net base management fees expense.

For the five months ended September 30, 2014

Other expenses totaled $0.3 million for the five months ended September 30, 2014 and was comprised primarily of allocated net base management fees expense. As described above, as a result of incremental commercial real estate asset acquisitions made in 2014, the investment portfolio balance and amounts allocated for costs and expenses have increased. As of September 30, 2014, our commercial real estate assets had a carrying value of $214.8 million.

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
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three and nine months ended September 30, 2015 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
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

For the three and nine months ended September 30, 2015, we recorded total income tax expense of $0.1 million and $1.2 million, respectively. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $5.9 billion as of September 30, 2015 and $6.9 billion as of December 31, 2014. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.
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
The following table summarizes our corporate loans portfolio stratified by type:
Corporate Loans
(Amounts in thousands)

	September 30, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$5,661,444	$5,552,669	$5,259,309	$6,735,553	$6,565,011	$6,357,273
Second lien	78,617	74,889	74,768	20,569	17,116	18,961
Subordinated	124,645	113,208	109,927	151,251	128,443	130,330
Total	$5,864,706	$5,740,766	$5,444,004	$6,907,373	$6,710,570	$6,506,564

As of September 30, 2015, $5.7 billion par amount, or 97.6%, of our corporate loan portfolio was floating rate and $139.0 million par amount, or 2.4%, was fixed rate. In addition, as of September 30, 2015, $194.8 million par amount, or 3.3%, of our corporate loan portfolio was denominated in foreign currencies, of which 75% was denominated in Euros. As of December 31, 2014, $6.7 billion par amount, or 96.9%, of our corporate loan portfolio was floating rate and $213.2 million par amount, or 3.1%, was fixed rate. In addition, as of December 31, 2014, $234.3 million par amount, or 3.4%, of our corporate loan portfolio was denominated in foreign currencies, of which 78.1% was denominated in Euros.
As of September 30, 2015, our fixed rate corporate loans had a weighted average coupon of 15.8% and a weighted average years to maturity of 4.5 years, as compared to 8.8% and 2.8 years, respectively, as of December 31, 2014. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.5% as of both September 30, 2015 and December 31, 2014, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.7% as of both September 30, 2015 and December 31, 2014. The weighted average years to maturity of our floating rate corporate loans was 4.2 years as of September 30, 2015 and 4.1 years as of December 31, 2014.
Successor Company
Non‑Accrual Loans
Loans are placed on non‑accrual when there is uncertainty regarding whether future income amounts on the loan will be earned and collected. While on non‑accrual status, interest income is recognized using the cost‑recovery method, cash‑basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is no longer in doubt. When placed on non‑accrual status, previously recognized accrued interest is reversed and charged against current income.
As of September 30, 2015, we held a total par value and estimated fair value of non-accrual loans of $432.6 million and $153.9 million, respectively, and $580.1 million and $342.1 million, respectively, as of December 31, 2014.
Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of September 30, 2015, we had one corporate loan that was in default with a total estimated fair value of $139.6 million from one issuer. As of December 31, 2014, we held four corporate loans that were in default with a total estimated fair value of $266.9 million from two issuers.
Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2015, approximately 33% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC (“TXU”) and First Data Corp., which combined represented $506.9 million, or approximately 9% of the aggregate estimated fair value of our corporate loans. As of December 31, 2014, approximately 38% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and First Data Corp., which combined represented $700.4 million, or approximately 11% of the aggregate estimated fair value of our corporate loans.
Predecessor Company
Allowance for Loan Losses
As discussed in “Executive Overview-Merger with KKR & Co.”, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for an allowance for loan losses. Accordingly, disclosure related to allowance for loan losses pertains to the Predecessor Company.
The following table summarizes the changes in the allowance for loan losses for our corporate loan portfolio (amounts in thousands):

Allowance for Loan Losses:	For the four months ended April 30, 2014
Beginning balance	$224,999
Provision for loan losses	—
Charge-offs	(1,458)
Ending balance	$223,541

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
During the four months ended April 30, 2014, we recognized $5.3 million of interest income from cash receipts for loans on non‑accrual status.
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

The following table summarizes the changes in our corporate loans held for sale balance (amounts in thousands):

For the four months ended April 30, 2014
Beginning balance	$279,748
Transfers in	348,808
Transfers out	—
Sales, paydowns, restructurings and other	(87,447)
Lower of cost or estimated fair value adjustment(1)	5,038
Net carrying value	$546,147

(1)	Represents the recorded net adjustment to earnings for the respective period.

During the four months ended April 30, 2014, we transferred $348.8 million amortized cost amount of loans from held for investment to held for sale. The transfers of certain loans to held for sale were due to our determination that credit quality of a loan in relation to its expected risk-adjusted return no longer met our investment objective and the determination by us to reduce or eliminate the exposure for certain loans as part of our portfolio risk management practices. During the four months ended April 30, 2014, we did not transfer any loans held for sale back to loans held for investment. Transfers back to held for investment may have occurred as the circumstances that led to the initial transfer to held for sale were no longer present. Such circumstances may have included deteriorated market conditions often resulting in price depreciation or assets becoming illiquid, changes in restrictions on sales and certain loans amending their terms to extend the maturity, whereby we determined that selling the asset no longer met our investment objective and strategy.

The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio (amounts in thousands):

Lower of cost or estimated fair value:	For the four months ended April 30, 2014
Beginning balance	$(15,920)
Sale and paydown of loans held for sale	43
Transfer of loans to held for investment	—
Declines in estimated fair value	(4,453)
Recoveries in estimated fair value	9,491
Ending balance	$(10,839)

We recorded a $5.0 million reduction to the lower of cost or estimated fair value adjustment for the four months ended April 30, 2014 for certain loans held for sale, which had a carrying value of $546.1 million as of April 30, 2014.

Corporate Debt Securities
Our corporate debt securities portfolio had an aggregate par value of $456.2 million and $634.7 million as of September 30, 2015 and December 31, 2014, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets.

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
The following table summarizes our corporate debt securities portfolio stratified by type:
Corporate Debt Securities
(Amounts in thousands)

	September 30, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$183,916	$176,093	$143,032	$225,898	$204,222	$200,196
Senior unsecured	141,356	143,628	147,772	196,155	201,700	195,955
Subordinated	130,885	117,230	106,495	212,695	193,537	187,270
Total	$456,157	$436,951	$397,299	$634,748	$599,459	$583,421

As of September 30, 2015, $310.3 million par amount, or 73.2%, of our corporate debt securities portfolio was fixed rate and $113.9 million par amount, or 26.8%, was floating rate. In addition, we had $32.0 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2014, $413.2 million par amount, or 77.8%, of our corporate debt securities portfolio was fixed rate and $118.2 million par amount, or 22.2%, was floating rate. In addition, we had $103.4 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs.
As of September 30, 2015, $30.9 million par amount, or 6.8%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 88.8% was denominated in Euros. As of December 31, 2014, $85.2 million par amount, or 13.4%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 95.8% was denominated in Euros.
As of September 30, 2015, our fixed rate corporate debt securities had a weighted average coupon of 8.3% and a weighted average years to maturity of 3.2 years, as compared to 8.2% and 4.4 years, respectively, as of December 31, 2014. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 14.7% as of September 30, 2015 and 13.3% as of December 31, 2014, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.0% and 1.7% as of September 30, 2015 and December 31, 2014, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 6.1 years and 7.7 years as of September 30, 2015 and December 31, 2014, respectively.
Successor Company
Defaulted Securities
As of September 30, 2015, we had no corporate debt securities in default. As of December 31, 2014, the Company had a corporate debt security from one issuer in default with an estimated fair value of $8.7 million, which was on non-accrual status.

Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2015, approximately 85% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, LCI Helicopters Limited and JC Penney Corp. Inc. which combined represented $199.3 million, or approximately 50% of the estimated fair value of our corporate debt securities. As of December 31, 2014, approximately 70% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, JC Penney Corp. Inc. and LCI Helicopters Limited which combined represented $213.6 million, or approximately 37% of the estimated fair value of our corporate debt securities.

Predecessor Company
Impaired Securities
During the four months ended April 30, 2014, we recorded impairment losses totaling $4.4 million for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

Other Holdings
Our other holdings primarily consisted of royalty interests in oil and gas properties, equity investments, as well as interests in joint ventures and partnerships.
Natural Resources Holdings

Our natural resources holdings consisted of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	As of September 30, 2015	As of December 31, 2014
Oil and gas properties, net	$115,865	$120,274
Interests in joint ventures and partnerships(1)	134,429	176,420
Total	$250,294	$296,694
_____________________

(1)
Includes $32.9 million and $37.4 million of noncontrolling interests as of September 30, 2015 and December 31, 2014, respectively. Refer to “Interests in Joint Ventures and Partnerships Holdings” below for further discussion around the aggregate balance of our interests in joint ventures and partnerships.

As of September 30, 2015 and December 31, 2014, our oil and gas properties, net totaled $115.9 million and $120.3 million, respectively, and consisted solely of overriding royalty interests in acreage located in Texas. The overriding royalty interests include producing oil and natural gas properties operated by unaffiliated third parties. We had approximately 785 and 571 gross productive wells as of September 30, 2015 and December 31, 2014, respectively, in which we own an overriding royalty interest, and the acreage is still under development.

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
Equity Holdings

As of September 30, 2015 and December 31, 2014, our equity investments carried at estimated fair value totaled $279.3 million and $181.4 million, respectively. The following table summarizes the changes in our equity investments, at estimated fair value (amounts in thousands):

	Successor Company				Predecessor Company
	For the three months ended September 30, 2015	For the nine months ended September 30, 2015	For the three months ended September 30, 2014	For the five months ended September 30, 2014	For the four month ended April 30, 2014
Beginning balance	$292,330	$181,378	$278,503	$297,054	$181,212
Additions	1,503	109,578	—	—	105,192
Dispositions and paydowns	(167)	(3,342)	(105,585)	(122,786)	(11,262)
Unrealized gains (losses)	(14,246)	(6,873)	(8,249)	(8,637)	14,933
Other(1)	(74)	(1,395)	(1,910)	(2,872)	1,284
Ending balance	$279,346	$279,346	$162,759	$162,759	$291,359
_____________________
(1) Includes foreign exchange translation.

As discussed further below under "Contributions and Distributions," certain equity investments at estimated fair value were contributed from and distributed to our Parent during the second half of 2014.

Interests in Joint Ventures and Partnerships Holdings
As of September 30, 2015 and December 31, 2014, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate estimated fair value of $655.7 million, which includes noncontrolling interests of $86.0 million and $718.8 million, which includes noncontrolling interests of $100.2 million, respectively.
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
Our total equity at September 30, 2015 totaled $2.2 billion, which included $86.0 million of noncontrolling interests related to entities we now consolidate, compared to $2.5 billion, which included $100.2 million of noncontrolling interests, at December 31, 2014. Noncontrolling interests represent the equity component held by third parties.
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
On October 26, 2015, our board of directors approved the receipt of a contribution from our Parent of certain general partner interests in an alternative credit fund. The estimated fair value of the contribution totaled approximately $251.7 million at the time of transfer and was completed on October 30, 2015.

Separately, on October 26, 2015, our board of directions also approved the distribution of cash to our Parent totaling $251.7 million, which was paid on October 30, 2015.

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
Preferred Shareholders
On September 24, 2015, our board of directors declared a cash distribution on our Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on October 15, 2015 to preferred shareholders as of the close of business on October 8, 2015.
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
Common Shareholders
On November 5, 2015, our board of directors declared a cash distribution for the quarter ended September 30, 2015 on our common shares totaling $37.5 million, or $375,155 per common share. The distribution was paid to common shareholders of record as of November 5, 2015 and paid on November 6, 2015.
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
LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of September 30, 2015, we had unrestricted cash and cash equivalents totaling $489.3 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the secured and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’), as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the secured note holders of the Cash Flow CLOs. As described in further detail below, as of September 30, 2015, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to secured and/or subordinated note holders, including us.

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

During the three months ended September 30, 2015, we issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million. During the nine months ended September 30, 2015, we issued $30.0 million par amount of CLO 2005-2 class E notes for proceeds of $30.2 million and $35.0 million par amount of CLO 2007-1 class D and E notes for proceeds of $35.1 million.

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

During the five months ended September 30, 2015, we issued $15.0 million par amount of CLO 2006-1 class E notes for proceeds of $15.0 million and $37.5 million par amount of CLO 2007-1 class E notes for proceeds of $37.6 million.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of September 30, 2015, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-A, CLO 2005-2 and CLO 2007-1 were no longer in their reinvestment periods as of September 30, 2015. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10 and CLO 11 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018 and April 2019, respectively.

Pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of their respective non-call periods. During July 2015, we called CLO 2005-1 and repaid all senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, we called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. In connection with the repayment of CLO 2006-1 notes, the related pay-fixed, receive-variable interest rate swap to hedge interest rate risk associated with CLO 2006-1, with a contractual notional amount of $84.0 million, was terminated. During July 2014, we called CLO 2007-A and subsequently repaid aggregate senior and mezzanine notes totaling $494.9 million in 2014.

During the three and nine months ended September 30, 2015, $583.6 million and $1.1 billion, respectively, of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 senior notes were repaid, which included the repayment in full related to the calling of CLO 2005-1. During the three and five months ended September 30, 2014, $104.4 million and $301.3 million, respectively, of original CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. During the four months ended April 30, 2014, $182.6 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid. Accordingly, absent any new CLO transactions that we may enter into, our total investments held through CLOs will continue to decline as investments are paid down or paid off once the reinvestment period ends.

CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the three and nine months ended September 30, 2015, $119.3 million and $150.1 million, respectively, of original CLO 2011-1 senior notes were repaid. During both the three and five months ended September 30, 2014, $46.6 million of original CLO 2011-1 senior notes were repaid, while during the four months ended April 30, 2014, $39.4 million of original CLO 2011-1 senior notes were repaid.

CLO Warehouse Facility

On March 2, 2015, CLO 11, entered into a $570.0 million CLO warehouse facility ("CLO 11 Warehouse"), which matured upon the closing of CLO 11 on May 7, 2015. The CLO 11 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 11 Warehouse in full. Debt issued under the CLO 11 Warehouse was non-recourse to us beyond the assets of CLO 11 and bore interest at rates ranging from LIBOR plus 1.25% to 1.75%. Upon the closing of CLO 11 on May 7, 2015, the aggregate amount outstanding under the CLO 11 Warehouse was repaid.

On July 22, 2015, KKR CLO 13, Ltd. ("CLO 13") entered into a $350.0 million CLO warehouse facility ("CLO 13 Warehouse"), which will mature upon the closing of CLO 13, which is expected in December 2015. The CLO 13 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing will be used to repay the CLO 13 Warehouse in full. Debt issued under the CLO 13 Warehouse was non-recourse to us beyond the assets of CLO 13 and bore interest at rates ranging from LIBOR plus 1.50% to 2.25%. Upon the closing of CLO 13, the aggregate amount outstanding under the CLO 13 Warehouse will be repaid.

Off-Balance Sheet Arrangements

We participate in certain financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of both September 30, 2015 and December 31, 2014, we had unfunded financing commitments totaling $9.5 million.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to total approximately $177.3 million as of September 30, 2015, whereby approximately 44% was related to our credit segment, 31% was related to our natural resources segment and 25% was related to our other segment. As of December 31, 2014, we estimated these future contributions to total approximately $162.0 million, whereby approximately 37% was related to our natural resources segment, 32% was related to our other segment and 31% was related to our credit segment.

As of September 30, 2015 and December 31, 2014, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.5 billion and $457.3 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts. In connection with certain of these investments, joint and several non-recourse ‘‘bad boy’’ guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the third quarter of 2015. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

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

For holders of our Series A LLC Preferred Shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a ‘‘qualified publicly traded partnership’’ for purposes of the income and asset diversification tests that apply to regulated investment companies. Although the calculation of our gross income for purposes of this test is not entirely clear, it is possible we may be treated as a ‘‘qualified publicly traded partnership’’ for our 2015 tax year. However, no assurance can be provided that we will or will not be treated as a ‘‘qualified publicly traded partnership’’ in 2015 or any future year.

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of September 30, 2015, $203.7 million estimated fair value, or 3.5%, of our corporate debt portfolio was denominated in foreign currencies, of which 82.1% was denominated in Euros. In addition, as of September 30, 2015, $101.4 million estimated fair value, or 11.9%, of our interests in joint ventures and partnerships and equity investments were denominated in foreign currencies, of which 46.7% was denominated in Euros, 36.6% was denominated in the British pound sterling and 8.2% was denominated in Australian dollars.
Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of September 30, 2015, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $363.8 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.
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
Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in repricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flows and the prepayment rates experienced on our investments that have embedded borrower optionality. The objective of interest rate risk management is to achieve earnings, preserve capital and achieve liquidity by minimizing the negative impacts of changing interest rates, asset and liability mix and prepayment activity.

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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of September 30, 2015, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(15,057)
Increase of 2.0%	$1,899
Increase of 3.0%	$18,855
Increase of 4.0%	$35,811
Increase of 5.0%	$52,768

As of September 30, 2015, approximately 79.5% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 1.0%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 1% and 2% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheets would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of September 30, 2015, we had interest rate swaps with a contractual notional amount of $311.7 million, of which $186.7 million was related to a pay‑fixed, receive‑variable interest rate swap, used to hedge a portion of the interest rate risk associated with one of our CLOs. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of September 30, 2015
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$311,667	$(47,504)
Foreign exchange forward contracts and options	(363,836)	32,127
Options	—	481
Total		$(14,896)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of September 30, 2015 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$(1,876)	$—	$(15,341)	$(30,287)	$(47,504)
Foreign exchange forward contracts	17,145	8,969	6,013	—	32,127
Total	$15,269	$8,969	$(9,328)	$(30,287)	$(15,377)

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2015 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On November 6, 2015, John McGlinchey disclosed his intention to resign from the Company's board of directors and its affiliated transaction committee, which became effective November 11, 2015. On November 6, 2015, Jeffrey Van Horn also disclosed his intention to resign from the Company's board of directors and its executive committee, which became effective November 11, 2015. Mr. Van Horn will continue to serve as the Chief Operating Officer of the Company. Neither resignation arises from any disagreement with the Company.

On November 6, 2015, the Company's board of directors adopted an amendment (“Amendment No. 4”) to the Company’s Amended and Restated Operating Agreement (as amended, the “Operating Agreement”), which, effective immediately, amends a provision of the Operating Agreement to provide that the Board shall consist of not less than three nor more than fifteen directors. The Operating Agreement previously provided that the Board shall consist of not less than five nor more than fifteen directors. Amendment No. 4 is filed as Exhibit 3.1 to this report.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amendment No. 4 to the Amended and Restated Operating Agreement of the Company, dated as of November 6, 2015
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 12, 2015