Form 10-K
period 2015-12-31
KKR Financial Holdings LLC
filed 2016-03-29
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the common shares held by non‑affiliates of the registrant as of June 30, 2015 was $0 based on the closing price of the common shares on such date as reported on the New York Stock Exchange.

The number of shares of the registrant’s common shares outstanding as of March 22, 2016 was 100.

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries; the “Manager” refers to KKR Financial Advisors LLC; “KKR” refers to Kohlberg Kravis Roberts & Co. L.P. and its affiliated companies; “Management Agreement” means the amended and restated management agreement between us and the Manager, as amended; “operating agreement” means the amended and restated operating agreement of KKR Financial Holdings LLC, as amended; “common shares” refers to our common shares, no par value, representing limited liability company membership interests in us; “preferred shares” refers to a class of our shares with preference or priority over any other class of our shares with respect to distribution rights or rights upon our dissolution or liquidation; and “shares” refers to limited liability company membership interests issued by us of any class or series.
This Annual Report on Form 10‑K contains a summary of some of the terms of our operating agreement and our Management Agreement. Those summaries are not complete and are subject to, and qualified in their entirety by reference to, all of the provisions of our operating agreement and the Management Agreement. A copy of our operating agreement is included as an exhibit to the quarterly report on Form 10‑Q that we filed with the SEC on August 6, 2009, a copy of Amendment No. 1 thereto is included as an exhibit to the annual report on Form 10‑K that we filed with the SEC on March 1, 2010, a copy of Amendment No. 2 is included as an exhibit to the current report on Form 8‑K that we filed with the SEC on January 11, 2013, a copy of Amendment No. 3 is included as an exhibit to the current report on Form 8‑K that we filed with the SEC on June 27, 2014 and a copy of a share designation amending our operating agreement is included as an exhibit to the current report on Form 8‑K that we filed with the SEC on January 17, 2013. A copy of our Management Agreement is included as an exhibit to the current report on Form 8‑K that we filed with the SEC on May 4, 2007, a copy of the first amendment thereto is included as an exhibit to the current report on Form 8‑K that we filed with the SEC on June 15, 2007, a copy of the second amendment thereto is included as an exhibit to the annual report on Form 10‑K that we filed with the SEC on February 28, 2013 and a copy of the third amendment thereto is included as an exhibit to the current report on Form 8‑K that we filed with the SEC on June 27, 2014. Copies of all such reports and exhibits are available on the SEC website at www.sec.gov.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
Certain information contained in this Annual Report on Form 10‑K constitutes “forward‑looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections, including, but not limited to, statements regarding our deployment of capital among our strategies, our tax treatment and that of certain of our subsidiaries, the level of future collateralized loan obligation investments, our liquidity and the potential to issue future capital or refinance or replace existing indebtedness. Pursuant to those sections, we may obtain a “safe harbor” for forward‑looking statements by identifying and accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward‑looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward‑looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward‑looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward‑looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, declines in commodity prices, specifically oil and natural gas prices, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of this Annual Report on Form 10‑K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward‑looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.
WEBSITE ACCESS TO COMPANY’S REPORTS
Our Internet website is http://ir.kkr.com/kfn_ir/kfn_overview.cfm. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, at http://ir.kkr.com/kfn_ir/kfn_sec.cfm as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Our Code of Business Conduct and Ethics are available on our website at http://ir.kkr.com/kfn_ir/kfn_governance.cfm. Information on our website does not constitute a part of, and is not incorporated by reference into, this Annual Report on Form 10‑K.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

KKR FINANCIAL HOLDINGS LLC
2015 FORM 10‑K ANNUAL REPORT

PART I
ITEM 1. BUSINESS
OUR COMPANY
We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (our “Manager”) with the objective of generating current income. Our holdings primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities and interests in joint ventures and partnerships. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.
The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on‑balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of December 31, 2015, our CLO transactions consisted of KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”) KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 11, Ltd. (“CLO 11”) and KKR CLO 13, Ltd. (“CLO 13”) (collectively the “Cash Flow CLOs”). During 2015, we called KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2005-1, Ltd. ("CLO 2005-1") and KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), whereby we repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our majority‑owned subsidiaries, including CLOs.
We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.
On April 30, 2014, we completed a merger whereby KKR & Co. L.P. acquired all of our outstanding common shares through an exchange of equity through which our shareholders received 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN (the “Merger Transaction”). Following the Merger Transaction, KKR Fund Holdings L.P. ("KKR Fund Holdings"), a subsidiary of KKR & Co., became the sole holder of all of our outstanding common shares and is our parent ("Parent"). As of the close of trading on April 30, 2014, our common shares were delisted on the New York Stock Exchange (“NYSE”). However, our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes remain outstanding, and in connection with such securities, we continue to file periodic reports under the Securities Exchange Act of 1934.

OUR MANAGER
We are externally managed and advised by our Manager, a wholly‑owned subsidiary of KKR Credit Advisors (US) LLC, pursuant to an amended and restated management agreement (as amended the “Management Agreement”). KKR Credit Advisors (US) LLC is a wholly‑owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), which is a subsidiary of KKR & Co. L.P. (“KKR & Co.”).
Our Manager is responsible for our operations and performs all services and activities relating to the management of our assets, liabilities and operations. Pursuant to the terms of the Management Agreement, our Manager provides us with our management team, along with appropriate support personnel. All of our executive officers are employees of KKR or one or more of its affiliates. Our Manager acts under the direction of our board of directors and is required to manage our business affairs in conformity with the investment guidelines that are approved by a majority of our board of directors.
The executive offices of our Manager are located at 555 California Street, 50th Floor, San Francisco, California 94104 and the telephone number of our Manager’s executive offices is (415) 315‑3620.
OUR STRATEGY
We seek to provide long‑term value for our shareholders by deploying capital opportunistically across capital structures and asset classes. As part of our strategy, we seek opportunities in those asset classes that can generate competitive leveraged risk‑adjusted returns, subject to maintaining our exemption from registration under the Investment Company Act of

1940, as amended (the “Investment Company Act”). We currently expect future capital deployment to be focused on our credit‑oriented strategies, largely consisting of bank loans and high yield securities primarily through CLO subsidiaries.
Our Manager utilizes its access to the global resources and professionals of KKR in order to create a portfolio that is constructed to generate recurring cash flows, long‑term capital appreciation and overall competitive returns to investors. We make asset class allocation decisions based on various factors including: relative value, leveraged risk‑adjusted returns, current and projected credit fundamentals, current and projected supply and demand, credit risk concentration considerations, current and projected macroeconomic considerations, liquidity, all‑in cost of financing and financing availability, and maintaining our exemption from the Investment Company Act.
As of December 31, 2015, we determined that we operate our business through multiple reportable segments, which are differentiated primarily by their investment focuses.

•
Credit (“Credit”): The Credit segment includes primarily below investment grade corporate debt comprised of senior secured and unsecured loans, mezzanine loans, high yield bonds, private and public equity investments, and distressed and stressed debt securities.

•
Natural resources (“Natural Resources”): The Natural Resources segment consists of non‑operated working and overriding royalty interests in oil and natural gas properties, as well as interests in joint ventures and partnerships focused on the oil and gas sector.

•	Other (“Other”): The Other segment includes all other portfolio holdings, consisting solely of commercial real estate.
The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by the Company. For further financial information related to our segments, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Segment Results” and “Item 8. Financial Statements and Supplementary Data-Note 15. Segment Reporting” of this Form 10‑K.
PARTNERSHIP TAX MATTERS
Non‑Cash “Phantom” Taxable Income
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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the fourth quarter of 2015. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

In addition, all holders of our Series A LLC Preferred Shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our Series A LLC Preferred Shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Mississippi, New Mexico, North Dakota, Ohio,

Oklahoma, Oregon, Pennsylvania, Virginia and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

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

Most non‑agency mortgage‑backed securities do not constitute qualifying real estate assets because they represent less than the entire beneficial interest in the related pool of mortgage loans; however, based on Division guidance, where our real estate subsidiaries’ investment in non‑agency mortgage‑backed securities is the “functional equivalent” of owning the underlying mortgage loans, our real estate subsidiaries may treat those securities as qualifying real estate assets. Moreover, investments in mortgage‑backed securities that do not constitute qualifying real estate assets are classified by our real estate subsidiaries as real estate‑related assets. Therefore, based upon the specific terms and circumstances related to each non‑agency mortgage‑backed security that our real estate subsidiaries own, our real estate subsidiaries will make a determination of whether that security should be classified as a qualifying real estate asset or as a real estate‑related asset; and there may be instances where a security is recharacterized from being a qualifying real estate asset to a real estate‑related asset, or conversely, from being a real estate‑related asset to being a qualifying real estate asset based upon the acquisition or disposition or redemption of related classes of securities from the same securitization trust. If our real estate subsidiaries acquire securities that, collectively, receive all of the principal and interest paid on the related pool of underlying mortgage loans (less fees, such as servicing and trustee fees, and expenses of the securitization), and that subsidiary has unilateral foreclosure rights with respect to those mortgage loans, then our real estate subsidiaries will consider those securities, collectively, to be qualifying real estate assets. If another entity acquires any of the securities that are expected to receive cash flow from the underlying mortgage loans, then our real estate subsidiaries will consider whether it has appropriate foreclosure rights with respect to the underlying loans and whether its investment is a first loss position in deciding whether these securities should be classified as qualifying real estate assets. If our real estate subsidiaries own more than one subordinate class, then, to determine the classification of subordinate classes other than the first loss class, our real estate subsidiaries will consider whether such classes are contiguous with the first loss class (with no other classes absorbing losses after the first loss class and before any other subordinate classes that our real estate subsidiaries own), whether our real estate subsidiaries own the entire amount of each such class and whether our real estate subsidiaries would continue to have appropriate foreclosure rights in connection with each such class if the more subordinate classes were no longer outstanding. If the answers to any of these questions is no, then our real estate subsidiaries would expect not to classify that particular class, or classes senior to that class, as qualifying real estate assets.

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

MANAGEMENT AGREEMENT
We are party to a Management Agreement with our Manager, pursuant to which our Manager will provide for the day‑to‑day management of our operations.
The Management Agreement requires our Manager to manage our business affairs in conformity with the Investment Guidelines that are approved by a majority of our board of directors. Our Manager acts under the direction of our board of directors. Our Manager is responsible for (i) the selection, purchase and sale of our investments, (ii) our financing and risk management activities and (iii) providing us with investment advisory services.
The Management Agreement expired on December 31, 2015, was automatically renewed for a one‑year term expiring on December 31, 2016 and will be automatically renewed for a one year term on each anniversary date thereafter, unless terminated. Our board of directors review our Manager’s performance periodically and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two‑thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12‑month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
We may also terminate the Management Agreement without payment of the termination fee with a 30 day prior written notice for cause, which is defined as (i) our Manager’s continued material breach of any provision of the Management Agreement following a period of 30 days after written notice thereof, (ii) our Manager’s fraud, misappropriation of funds, or embezzlement against us, (iii) our Manager’s gross negligence in the performance of its duties under the Management Agreement, (iv) the commencement of any proceeding relating to our Manager’s bankruptcy or insolvency, (v) the dissolution of our Manager, or (vi) a change of control of our Manager. “Cause” does not include unsatisfactory performance, even if that performance is materially detrimental to our business. Our Manager may terminate the Management Agreement, without payment of the termination fee, in the event we become regulated as an investment company under the Investment Company Act. Furthermore, our Manager may decline to renew the Management Agreement by providing us with a 180 day prior written notice. Our Manager may also terminate the Management Agreement upon 60 days prior written notice if we default in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay our Manager the termination fee described above.
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
For purposes of calculating the base management fee, our equity means, for any quarter, the sum of (i) the net proceeds from any issuance of our common shares, after deducting any underwriting discount and commissions and other expenses and costs relating to the issuance, (ii) the net proceeds of any issuances of preferred shares or trust preferred stock (iii) the net proceeds of any issuances of convertible debt or other securities determined to be “equity” by our board of directors, provided that such issuances are approved by our board of directors, and (iv) our retained earnings at the end of such quarter (without taking into account any non‑cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for the repurchases of our common shares. The foregoing calculation of the base management fee is adjusted to exclude special one‑time events pursuant to changes in accounting principles generally accepted in the United States of America (“GAAP”), as well as non‑cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non‑cash charges.
Our Manager is required to calculate the base management fee within forty‑five calendar days after the end of each quarter and deliver that calculation to us promptly. We are obligated to pay the base management fee within forty‑five calendar days after the end of each quarter. We may elect to have our Manager allocate the base management fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation.
During the year ended December 31, 2015, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “The Collateral Management Agreements” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee. For some of these CLOs, we hold less than 100% of the subordinated notes, with the remainder held by third parties. As a result, the amount of Fee Credits for each applicable CLO was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. For the year ended December 31, 2015, $9.5 million of base management fees, net of Fee Credits totaling $21.1 million, were earned by our Manager.
Reimbursement of Expenses
Because our Manager’s employees perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s‑length basis.
We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. The expenses required to be paid by us include, but are not limited to, rent, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors’ and officers’ liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our shareholders, the costs of printing and mailing reports to our shareholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors, costs incurred by employees of our Manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we will be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Except as noted above, our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including compensation of our Manager’s employees and other related expenses, except that we may elect to have our Manager allocate expenses among us and our subsidiaries, in which case expenses would be paid directly by each entity that received an allocation. For the year ended December 31, 2015, we incurred reimbursable expenses to our Manager of $5.5 million.
Incentive Compensation
In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (i) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted average share of our common shares for such quarter, exceeds (b) an amount equal to (A) the weighted average of the price per share of the common stock of KKR Financial Corp. in its August 2004 private placement and the prices per share of the common stock of KKR Financial Corp. in its initial public offering and any subsequent offerings by KKR Financial Holdings LLC multiplied by (B) the greater of (1) 2.00% and (2) 0.50% plus one‑fourth of the Ten Year Treasury Rate for such quarter, multiplied by (ii) the weighted average number of our common shares. The foregoing calculation of incentive compensation will be adjusted to exclude special one‑time events pursuant to changes in GAAP, as well as non‑cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non‑cash charges. In addition, any shares that by their terms are entitled to a specified periodic distribution, including our Series A LLC Preferred Shares, will not be treated as shares, nor included as shares offered or outstanding, for the purpose of calculating incentive compensation, and instead the aggregate distribution amount that accrues to these shares during the fiscal quarter of such calculation will be subtracted from our Net Income, before incentive compensation for purposes of clause (i)(A). The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: “Net Income” will be determined by calculating the net income available to shareholders before non‑cash equity compensation expense, in accordance with GAAP; and “Ten Year Treasury Rate” means the average of weekly average yield to maturity for United States Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.
Our ability to achieve returns in excess of the thresholds noted above in order for our Manager to earn the incentive compensation described in the preceding paragraph is dependent upon various factors, many of which are not within our control.
Our Manager is required to compute the quarterly incentive compensation within forty‑five calendar days after the end of each fiscal quarter, and we are required to pay the quarterly incentive compensation with respect to each fiscal quarter within five business days following the delivery to us of our Manager’s written statement setting forth the computation of the incentive fee for such quarter. We may elect to have our Manager allocate the incentive fee among us and our subsidiaries, in which case the fee would be paid directly by each entity that received an allocation. For the year ended December 31, 2015, the Manager did not earn any incentive fees.
The Collateral Management Agreements
An affiliate of our Manager entered into separate management agreements with the respective investment vehicles for all of our Cash Flow CLOs pursuant to which it is entitled to receive fees for the services it performs as collateral manager for all of these CLOs, except for CLO 2011‑1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.
Fees Waived
The collateral manager waived CLO management fees totaling $2.0 million for CLO 2005‑2 during the year ended December 31, 2015.
Fees Charged and Fee Credits
We recorded management fees expense for CLO 2005‑1, CLO 2007‑1, CLO 2012‑1, CLO 2013‑1, CLO 2013‑2, CLO 9, CLO 10 and CLO 11 during the year ended December 31, 2015.
Beginning in June 2013, our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007‑1, CLO 2007‑A, CLO 2012‑1, CLO 9 and CLO 11 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited us the CLO management fees from CLO 2013‑1, CLO 2013‑2 and CLO 10 based on our 100% ownership of the subordinated notes in the CLO.
During the year ended December 31, 2015, we recorded aggregate collateral management fees expense totaling $28.6 million of which we received Fee Credits totaling $21.1 million to offset the quarterly base management fees payable to our Manager.
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
STAFFING
We do not have any employees. We are managed by KKR Financial Advisors LLC, pursuant to the Management Agreement. Our Manager is a wholly‑owned subsidiary of KKR Credit Advisors (US) LLC and all of our executive officers are employees of KKR or one or more of its affiliates.
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
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provisions for income taxes for the year ended December 31, 2015 were recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
CLO 2005‑1, CLO 2005‑2, CLO 2006‑1, CLO 2007‑1, CLO 2007‑ A, CLO 2009‑1 and CLO 2011‑1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.
REIT MATTERS
We own equity interests in entities that have elected or intend to elect to be taxed as REITs. The Code requires, among other things, that at the end of each calendar quarter at least 75% of a REIT’s total assets must be “real estate assets” as defined in the Code. The Code also requires that each year at least 75% of a REIT’s gross income come from real estate sources and at least 95% of a REIT’s gross income come from real estate sources and certain other passive sources itemized in the Code, such as dividends and interest. As of December 31, 2015, we believe our REITs were in compliance with all requirements necessary to be taxed as a REIT. However, the sections of the Code and the corresponding United States Treasury Regulations that relate to qualification and taxation as a REIT are highly technical and complex, and qualification and taxation as a REIT depends upon the ability to meet various qualification tests imposed under the Code (such as those described above), including through actual annual operating results, asset composition, distribution levels and diversity of share ownership. Accordingly, no assurance can be given that any REIT in which we own an equity interest will be deemed to have been organized and to have operated, or to continue to be organized and operated, in a manner so as to qualify or remain qualified as a REIT.
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
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in federal or state environmental laws and regulations or re‑interpretation of applicable enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our financial position. The operators of the oil and gas properties in which we invest may be unable to pass on such increased compliance costs to their customers. Moreover, accidental releases or spills may occur in the course of those operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third party claims for damage to property, natural resources or persons. Failure to comply with applicable laws and regulations can result in substantial penalties.
Although we believe that the operations underlying our oil and gas investments are in substantial compliance with all applicable laws and regulations, and that continued substantial compliance with existing requirements will not have a material adverse effect on the value of our natural resources investments, our ability to use these investments as collateral, or our results of operations, such laws and regulations are frequently amended or reinterpreted. Additionally, currently unforeseen environmental incidents may occur or past non‑compliance with environmental laws or regulations may be discovered. Therefore, we are unable to predict the future costs or impact of compliance. Additional proposals and proceedings that affect the oil and natural gas industry are regularly considered by Congress, the states, the Federal Energy Regulatory Commission and the courts. We cannot predict when or whether any such proposals may become effective.
IRAN SANCTIONS RELATED DISCLOSURE
Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 31, 2015.

ITEM 1A. RISK FACTORS
Our investors should carefully consider the risks described below and the information contained in this Annual Report on Form 10‑K and other filings that we make from time to time, including our consolidated financial statements and accompanying notes. Any of the following risks could materially adversely affect our business, financial condition or results of operations. The risks described below are not the only risks we face. We have only described the risks we consider to be material. However, we may face additional risks that are viewed by us as not material or are not presently known to us.
RISKS RELATED TO OUR OPERATIONS, BUSINESS STRATEGY AND INVESTMENTS
Our business and the businesses in which we invest are materially affected by conditions in the global financial markets and economic conditions generally.
Our business and the businesses of the companies in which we invest are materially affected by conditions in the global financial markets and economic conditions generally, such as interest rates, availability and cost of capital, inflation rates, economic uncertainty, default rates, commodity prices, currency exchange rates, changes in laws (including laws relating to taxation), downgrades in the credit ratings of the United States or other developed nations and other national and international political circumstances. While the adverse effects of the unprecedented turmoil in the global credit and securities markets in late 2007 through early 2009 have abated, ongoing developments in the United States and global financial markets following that period, market volatility, slow economic growth and regulatory developments continue to illustrate that the current environment is still one of uncertainty. In addition, a more recent example of volatility has occurred beginning in the late summer of 2015 and is continuing.
These economic conditions resulted in, and may in future again result in, significant declines in the values of nearly all asset classes, a serious lack of liquidity in the credit markets, increases in margin calls for investors, requirements that derivatives counterparties post additional collateral, redemptions by mutual and hedge fund investors and outflows of client funds across the financial services industry. Heightened volatility and dislocation in the capital markets impair our ability to raise capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, as many of our assets are held at fair value, volatility in the capital markets may have a material adverse effect on the value of our investments and our net income, even if we plan to hold investments to maturity. Low levels of growth and high levels of government debt in major markets including the United States and Europe persists. High unemployment and ongoing austerity in Europe and concerns regarding sovereign defaults and the possibility that one or more countries, including the United Kingdom, might leave the European Union have resurfaced. A debt default by a sovereign nation or other potential consequences of these economic problems may trigger additional crises in the global credit markets and overall economy. Slow growth in developing countries, the reduced pace of China's fixed asset investment growth and risks to the economic stability of China and its major trading partners, volatility in the capital markets and slow recovery in many real estate markets, highlight the fact that economic conditions are still unstable and unpredictable. Also it is believed that the Federal Reserve may raise interest rates in the coming year, thus raising the cost of financing and possibly slowing economic growth in the United States. If the overall business environment worsens or our borrowing costs rise, our results of operations and the results of operations of the companies in which we invest may be adversely affected.
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
Liquidity is essential to our business. Our liquidity could be substantially adversely affected by an inability to access the secured lending markets or an inability to raise funding in the long‑term or short‑term debt capital markets. Factors that we cannot control, such as disruptions in the financial markets, increases in borrowing rates, the ongoing economic difficulties in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible downgrades in the credit ratings of United States debt, changes to tax laws, contractions or limited growth in the economy or negative views about corporate credit investing and the specialty finance industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long‑term or short‑term financial prospects. Such negative perceptions could develop if we incur large trading losses, or we suffer a decline in the level of our business activity, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to liquidate unencumbered assets, such as our investment portfolio, to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and may have a negative impact on our securities and any additional securities we may issue.

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
We leverage a portion of our portfolio investments through borrowings, generally through the use of securitizations, including the issuance of CLOs, and other secured and unsecured borrowings. The percentage of leverage varies depending on lenders’ and rating agencies’ estimate of the stability of the portfolio investments’ cash flow. Our ability to generate returns on our investments would be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that can be derived from the assets acquired and financed. Additionally, borrowings and other types of financing, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities.
We may change our investment strategies without shareholder consent, which may result in our making investments that entail more risk than our current investments.
Our investment strategy may evolve, in light of existing market conditions and investment opportunities, and this evolution may involve additional risks. Investment opportunities that present unattractive risk‑return profiles relative to other available investment opportunities under particular market conditions may become relatively attractive under changed market conditions and changes in market conditions may therefore result in changes in the investments we target. We may not be successful in executing or managing the complexities of new investment strategies. Decisions to make investments in new asset categories present risks that may be difficult for us to adequately assess and could therefore have adverse effects on our financial condition. Changes in investment strategies may involve a number of risks, including that the expected results will not be achieved and that new strategies may draw capital or management attention from existing investments or otherwise conflict with or detract from the value of existing investments. A change in our investment strategy may also increase our exposure to interest rate, commodity, foreign currency, or credit market fluctuations as well as industry‑specific risks. Our failure to accurately assess the risks inherent in new asset categories or the financing risks associated with such assets could adversely affect our results of operations and our financial condition.
We make non‑United States dollar denominated investments, which subject us to currency rate exposure and the uncertainty of foreign laws and markets.
From time to time, we make investments that are denominated in foreign currencies. For example, as of December 31, 2015, $170.2 million estimated fair value, or 3.1%, of our corporate debt portfolio was denominated in foreign currencies, of which 77.1% was denominated in Euros. In addition, as of December 31, 2015, $119.6 million estimated fair value, or 11.2%, of our interests in joint ventures and partnerships and equity investments were denominated in foreign currencies, of which 39.7% was denominated in Euros, 45.9% was denominated in the British pound sterling and 7.6% was denominated in Australian dollars. A change in foreign currency exchange rates, in particular that of the Euro relative to the United States dollar, may have an adverse impact on returns on any of these non‑dollar denominated investments. For example, our returns on these investments may be adversely affected by events in Eurozone countries that could cause the Euro to fall versus the dollar such as defaults on sovereign debt, rating downgrades, continued economic contraction, the need for further financial relief of impacted countries, successions from the Eurozone or the perception that any such event may occur. See “Quantitative and Qualitative Disclosures About Market Risk-Foreign Currency Risks” in Item 7A of this Annual Report for further information about our currency rate exposure.
Although we may choose to hedge our foreign currency risk, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. Investments in foreign countries also subject us to certain additional risks, including risks relating to the potential imposition of non‑United States taxes, compliance with multiple and potentially conflicting regulatory schemes and political and economic instability abroad, any of which could adversely affect our returns on these investments.

The majority of our assets consist of high‑yield, below investment grade or unrated debt, which generally has a greater risk of loss than investment grade rated debt and, if those losses are realized, it could adversely affect our results of operations, our ability to service our indebtedness and our cash available for distribution to holders of our shares.
Our assets include below investment grade or unrated debt, including corporate loans and bonds, each of which generally involves a higher degree of risk than investment grade rated debt. Issuers of high yield or unrated debt may be highly leveraged, and their relatively high debt‑to‑equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. As a result, high yield or unrated debt is often less liquid than investment grade rated debt.
In addition to the above, numerous other factors may affect a company’s ability to repay its debt, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. Deterioration in a company’s financial condition and prospects may be accompanied by deterioration in the collateral for the high yield debt. Losses on our high yield debt holdings could adversely affect our results of operations, which could adversely affect our ability to service our indebtedness and cash available for distribution to holders of our shares.
Our investment portfolio is and may continue to be concentrated in a limited number of companies, industries and asset classes, which will subject us to a risk of significant loss if any of these companies defaults on its obligations to us or if there is a downturn in a particular industry or market.
Our investment portfolio is and may continue to be concentrated in a limited number of companies and industries. This lack of diversification may subject our investment portfolio to more rapid changes in value than would be the case if our assets were more widely diversified. For example, as of December 31, 2015, the twenty largest issuers which we have invested in represented approximately 30% of our total debt investment portfolio on an estimated fair value basis. As a result, our results of operations and financial condition may be adversely affected if a small number of borrowers default in their obligations to us or if we need to write down the value of any one investment. Moreover, securities are recorded at estimated fair value and our net income may be adversely affected if these fair value determinations are materially higher than the values that we ultimately realize upon disposal of such securities. Additionally, a downturn in any particular industry in which we are invested could also negatively impact our results of operations and our ability to pay distributions. For example, as of December 31, 2015, we had approximately 13% of our total debt investment portfolio on an estimated fair value basis in two industries (Food and Staples Retailing and Software). Our assets are concentrated in CLOs, which as of December 31, 2015, comprised approximately 70% of our total assets. Disruptions or adverse performance of the market for CLO securities, due to reduced liquidity, increased regulation, the decline in appeal of the asset class, interest rate risk, an increase in defaults or other factors, may reduce the value of the subordinated notes of the CLOs that we hold and consequently adversely impact our results of operations.
If we are unable to continue to utilize CLOs or other similar financing vehicles successfully, we may be unable to grow or fully execute our business strategy and our results of operations may be adversely affected.
We have historically financed a substantial portion of our investments through, and derived a substantial portion of our revenue from, our CLO subsidiaries. These CLOs have served as long‑term, non‑recourse financing for debt investments and as a way to minimize refinancing risk, minimize maturity risk and secure a fixed cost of funds over an underlying market interest rate. An inability to continue to utilize CLOs or other similar financing vehicles successfully could limit our ability to fund future investments, grow our business or fully execute our business strategy and our results of operations may be adversely affected.
A number of our CLOs are outside of reinvestment periods, which may adversely affect our returns on investment and ability to maintain compliance with certain overcollateralization and interest coverage tests.
Our CLOs generally have periods during which, subject to certain restrictions, their managers can sell or buy assets at their discretion and can reinvest principal proceeds into new assets, commonly referred to as a “reinvestment period”. Outside of a reinvestment period, the principal proceeds from the assets held in the CLO must generally be used to pay down the related CLO’s debt, which causes the leverage on the CLO to decrease. Such leverage decreases may cause our return on investment to decline. In addition, in the past the ability to reinvest has been important in maintaining compliance with the overcollateralization and interest coverage tests for certain of our CLOs. Outside of a reinvestment period, our ability to maintain compliance with such tests for that CLO may be negatively impacted. Of our Cash Flow CLOs, CLO 2012‑1, CLO 2013‑1, CLO 2013‑2, CLO 9, CLO 10, CLO 11 and CLO 13 are still in their reinvestment periods, which will end in December 2016, July 2017, January 2018, October 2018, December 2018, April 2019 and January 2020, respectively. In addition, CLO 2011‑1 has no reinvestment period and is an amortizing static pool CLO transaction.

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
During an economic downturn, the CLOs in which we invest may experience increases in downgrades, depreciations in market value and defaults in respect of their collateral. The CLOs’ portfolio profile tests set limits on the amount of discounted obligations a CLO can hold. During any time that a CLO issuer exceeds such a limit, the ability of the CLO’s manager to sell assets and reinvest available principal proceeds into substitute assets is restricted. In addition, discounted assets and assets rated “CCC” or lower in excess of applicable limits in the CLO issuers’ investment criteria are not given full par credit for purposes of calculation of the CLO issuers’ over‑collateralization tests. As a result, these CLOs may fail one or more of their over‑collateralization tests, which would cause diversions of cash flows away from us as holders of the more junior CLO securities in favor of investors more senior than us in right of repayment, until the relevant over‑ collateralization tests are satisfied. This diversion of cash flows may have a material adverse impact on our business. In addition, it is possible that our Cash Flow CLOs’ collateral could be depleted before we realize a return on our cash flow CLO investments.
At various times during the credit crisis, a number of our CLOs were out of compliance with the compliance tests outlined in their respective indentures. Although all of our CLOs were in compliance as of December 31, 2015, there can be no assurance that all of our CLOs will remain in compliance with their respective compliance tests during 2016 and that we will not, as a result, be required to pay cash flows to the senior note holders of the CLOs that were out of compliance that we would otherwise have expected to receive from our CLOs.
The ability of the CLOs to make interest payments to the holders of the senior notes of those structures is highly dependent upon the performance of the CLO collateral. If the collateral in those structures were to experience a significant decrease in cash flow due to an increased default level, the issuer may be unable to pay interest to the holders of the senior notes, which would allow such holders to declare an event of default under the indenture governing the transaction and accelerate all principal and interest outstanding on the senior notes. In addition, our CLO structures also contain certain events of default tied to the value of the CLO collateral, which events of default could also cause an acceleration of the senior notes. If the value of the CLO collateral within a CLO were to be less than the amount of senior notes issued and outstanding, the senior note holders would have the ability to declare an event of default. The obligors of the CLO collateral may also be adversely impacted by economic conditions, and economic distress in a particular region or country where the obligor does business or is domiciled may increase the likelihood of default by such obligor. See "--Our business and the businesses in which we invest are materially affected by conditions in the global financial markets and economic conditions generally."
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
From time to time, we enter into various derivative transactions as part of our strategy to manage or “hedge” our risk related to interest rates, holdings denominated in foreign currencies and energy prices in connection with our natural resources investments. Generally, derivatives are financial contracts whose values depend on, or are derived from, the value of an underlying asset, reference rate or index, and may relate to individual debt or equity instruments, interest rates, currencies or currency exchange rates, commodities, related indexes and other assets. We enter into swaps, including interest rate and credit default swaps, in addition to options, forwards and futures, to pursue our hedging and risk management strategy. However, in the future, we may enter into additional derivative instruments as part of these or other hedging and risk management strategies. Our hedging activity varies in scope based on the level of interest rates, the type of portfolio investments held, market prices for natural resources, and other changing market conditions. These hedging instruments may fail to protect us from interest rate, foreign currency or commodity price volatility or could adversely affect us because, among other things:

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
Derivatives are also subject to risks arising from management’s decision to enter or not to enter into such derivative transactions and/or the execution of management’s risk management and hedging strategies. For instance, there can be no assurance that we will enter into derivative transactions to reduce exposure to other risks when it would be beneficial to do so. Furthermore, the skills needed to employ derivatives strategies are different from those needed to purchase or sell securities and, in connection with such strategies, we must make predictions with respect to market conditions, liquidity, currency movements, market values, interest rates and other applicable factors, which may be inaccurate. Thus, the use of derivative investments may require us to purchase or sell securities at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We may also have to defer closing out certain derivative positions to avoid adverse tax consequences. In addition, there may be situations in which we elect not to use derivative investments that result in losses greater than if they had been used. Amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to us for other investment purposes, which may result in lost opportunities for gain. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings or liabilities being hedged. Any such imperfect correlation may expose us to risk of loss. Changes to the derivatives markets as a result of the Dodd‑Frank Wall Street Reform and Consumer Protection Act and other government regulation may also have an adverse effect on our ability to make use of derivative transactions.
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
The full impact of regulatory changes, including the Dodd‑Frank Act, on our business is uncertain.
As a result of market disruption as well as highly publicized financial scandals in past years, regulators and investors have exhibited concerns over the integrity of the United States financial markets, and the business in which we operate both in and outside the United States will be subject to new or additional regulations. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, the Commodity Futures Trading Commission (“CFTC”) or other United States governmental regulatory authorities or self‑regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self‑ regulatory organizations.
On July 21, 2010, the United States enacted the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”). The Dodd‑ Frank Act affects almost every aspect of the United States financial services industry, including certain aspects of the markets in which we operate. For example, the Dodd‑Frank Act imposes additional disclosure requirements for public companies and generally requires issuers or originators of asset‑backed securities to retain at least five percent of the credit risk associated with the securitized assets. Among other things, the Dodd‑Frank Act also:

•
establishes the Financial Stability Oversight Council (the “FSOC”), a multi‑agency body acting as the financial system’s systemic risk regulator with the authority to review the activities of non‑bank companies predominantly engaged in financial activities and to designate such companies that pose risks to the financial stability of the United States as “systemically important” and subject them to regulation by the Federal Reserve Board;

•
imposes certain regulatory requirements on the trading of “swaps” and “security‑based swaps” (as such terms are defined in the Dodd‑Frank Act and final rules from the CFTC and the SEC), including requirements that certain swaps and security‑based swaps be executed on an exchange or “swap execution facility” and cleared through a clearing house, requirements related to minimum margin and capital requirements for swaps that continue to trade over-the-counter and requirements that entities acting as swap or security‑based swap dealers or major swap or security‑based swap participants register in the appropriate category and comply with capital, margin, record keeping and reporting and business conduct rules, all of which could increase the cost of trading in the derivative markets or reduce trading levels in the derivative markets;

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

Many of the Dodd‑Frank Act’s provisions remain subject to final rulemaking by the United States financial regulatory agencies, and the implications of the Dodd‑ Frank Act for our business will depend to a large extent on how such rules are adopted and implemented by various United States financial regulatory agencies, such as the FSOC, prudential banking regulators, CFTC and SEC. For example, if the FSOC were to determine that we are a systemically important nonbank financial company, we would be subject to a heightened degree of regulation and supervision. In addition, the CFTC and SEC have proposed or adopted rules to establish a new regulatory framework for swaps and security‑based swaps which could limit our positions or trading in such instruments. Additionally, federal banking and housing agencies finalized rules implementing the Dodd‑Frank Act’s five percent risk retention requirement for originators of asset‑backed securities. Although such rules will not become fully effective until December 24, 2016, they contain provisions that may have an adverse effect on us and/or the holders of the notes issued by our CLOs, or on the primary or secondary market for CLO securities generally, including the level of liquidity and trading of CLO securities and liquidity in the loan market. While an affiliate of ours is expected to meet the definition of "majority-owned affiliate" for purposes of the risk retention regulation and is expected to acquire the subordinated notes of our CLOs, no such person will be under any obligation to retain any such notes or otherwise take or refrain from taking any action for purposes of complying with the U.S. risk retention rules. We continue to analyze the impact of rules adopted under the Dodd‑Frank Act. The EU has also adopted certain risk retention and due diligence requirements in respect of various types of EU-regulated investors that, among other things, restrict investors from taking positions in securitizations. To the extent our CLOs are marketed in Europe, we would become subject to these additional regulations, which would increase the complexity and costs of our CLO transactions. The full impact of these regulations on our business and the markets in which we operate will not be known until the rules become effective, other regulatory initiatives that overlap with the rules are finalized and their combined impacts can be understood.
In addition, in August 2013, the Financial Stability Board, an international body of which the United States is a member, issued a set of policy recommendations to strengthen oversight and regulation of the so‑called “shadow banking system”, broadly described as credit intermediation involving entities and activities outside the regular banking system, such as private equity funds and hedge funds. The policy recommendations outlined initial steps to define the scope of the shadow banking system and proposed general governing principles for a monitoring and regulatory framework, including a “toolkit” of potential regulatory responses that national regulators could employ to reduce systemic risk. While at this stage it is difficult to predict the type and scope of any new regulations that may be adopted by member countries, if such regulations were to extend the regulatory and supervisory requirements currently applicable to banks, such as capital and liquidity standards, to our business, or were to otherwise classify all or a portion of our business as “shadow banking,” our regulatory and operating costs, as well as the public scrutiny we face, would increase, which may have a material adverse effect on our business. In addition, U.S. federal bank regulatory agencies have issued leveraged lending guidance covering transactions characterized by a degree of financial leverage. Such guidance limits the amount or availability of debt financing and may increase the cost of financing we are able to obtain for our transactions and may cause the returns on our investments to suffer.
Legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies.
The enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. New or amended regulations may be imposed by the CFTC, the SEC, the U.S. Federal Reserve or other financial regulators, other governmental regulatory authorities or self‑regulatory organizations that supervise the financial markets that could adversely affect us. In particular, these agencies are empowered to promulgate a variety of new rules pursuant to recently enacted financial reform legislation in the United States. We also may be adversely affected by changes in the enforcement or interpretation of existing statutes and rules by these governmental regulatory authorities or self‑regulatory organizations.
In addition, the financial markets are subject to comprehensive statutes, regulations and margin requirements. For example, the Dodd‑Frank Act is designed to impose stringent regulation on the over‑the‑counter derivatives market in an attempt to increase transparency and accountability and provides for, among other things, new clearing, execution, margin, reporting, recordkeeping, business conduct, disclosure, position limit, minimum net capital and registration requirements. Although the CFTC has released final rules relating to clearing, execution, reporting, risk management, compliance, OTC margin, anti‑fraud, consumer protection, portfolio reconciliation, documentation, recordkeeping, business conduct and registration requirements under the Dodd‑Frank Act, many of the provisions are subject to further final rulemaking, and thus the Dodd‑Frank Act’s ultimate impact remains unclear. New regulations could, among other things, restrict our ability to engage in derivatives transactions (for example, by making certain types of derivatives transactions no longer available to us or by limiting our exposure, or the exposure of us and our affiliates in the aggregate, to certain commodities), increase the costs of using these instruments (for example, by increasing margin, capital or reporting requirements) and/or make them less effective and, as a result, we may be unable to execute our investment strategy. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments, affect the pricing or other factors relating to these instruments or may change the availability of certain investments. It is unclear how the regulatory changes will affect counterparty risk.
Furthermore, for entities designated by the CFTC or the SEC as “swap dealers”, “security‑based swaps dealers”, “major swap participants” or “major security‑based swap participants”, the Dodd‑Frank Act imposes new regulatory, reporting and compliance requirements. On May 23, 2012, a joint final rulemaking by the CFTC and the SEC defining these key terms was published in the Federal Register. Based on those definitions, we do not believe that we would be a swap dealer, security‑based swap dealer, major swap participant or major security‑based swap participant at this time. If we are later designated as a swap dealer, security‑based swap dealer, major swap participant or major security‑based swap participant, our business will be subject to increased regulation, including registration requirements, additional recordkeeping and reporting obligations, external and internal business conduct standards, position limits monitoring and capital and margin thresholds.
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
We depend on the services of prime brokers, custodians, administrators and other agents to carry out certain of our securities transactions. In the event of the insolvency of a prime broker and/or custodian, we may not be able to recover equivalent assets in full as we will rank among the prime broker’s and custodian’s unsecured creditors in relation to assets which the prime broker or custodian borrows, lends or otherwise uses. In addition, our cash held with a prime broker or custodian may not be segregated from the prime broker’s or custodian’s own cash, and we therefore may rank as unsecured creditors in relation thereto. The inability to recover assets from the prime broker or custodian could have a material impact on the performance of our business, financial condition and results of operations.
Operational risks and data security breaches may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to our funds, regulatory intervention or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. For example, we face operational risk from errors made in the execution, confirmation or settlement of transactions. We also face operational risk from transactions not being properly recorded, evaluated or accounted for in our funds. Our business is highly dependent on our ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. We face various security threats on a regular basis, including ongoing cyber security threats to and attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact.

We may not be able to generate sufficient cash to service or make required repayments of our indebtedness and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
As of December 31, 2015, we had approximately $657.3 million par amount of total recourse debt outstanding.
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

A breach of any of the covenants in certain of our debt agreements could result in a default under our 8.375% senior notes due November 15, 2041 (“8.375% Notes”) and 7.500% senior notes due March 20, 2042 (“7.500% Senior Notes”). If a default occurs under any of these obligations and we are not able to obtain a waiver from the requisite debt holders, then, among other things, our debt holders could declare all outstanding principal and interest to be immediately due and payable. If our outstanding indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that debt and any potential future indebtedness, which would cause the market price of our securities to decline significantly. We could also be forced into bankruptcy or liquidation.
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
As of December 31, 2015, approximately $128.9 million of our recourse borrowings, consisting of certain of our junior subordinated notes issued in connection with our trust preferred securities, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We may use interest rate derivatives such as interest rate swap agreements to hedge the variability of the cash flows associated with our existing or forecasted variable rate borrowings. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, such hedging may increase our costs of funding. We cannot provide assurances that we will be able to enter into interest rate hedges that effectively mitigate our exposure to interest rate risk.
If credit spreads on our borrowings increase and the credit spreads on our investments do not also increase, we are unlikely to achieve our projected leveraged risk‑adjusted returns. Also, if credit spreads on investments increase in the future, our existing investments will likely experience a material reduction in value.
We make investment decisions based upon projected leveraged risk‑adjusted returns. When making such projections we make assumptions regarding the long‑term cost of financing such investments, particularly the credit spreads associated with our long‑term financings. We define credit spread as the risk premium for taking credit risk which is the difference between the risk free rate and the interest rate paid on the applicable investment or loan, as the case may be. If credit spreads on our long‑term financings increase and the credit spreads on our investments are not increased accordingly, we will likely not achieve our targeted leveraged risk‑adjusted returns and we will likely experience a material adverse reduction in the value of our investments.
Ratings agencies may downgrade our credit ratings, which could make it more difficult for us to raise capital and could increase our financing costs.
We are currently rated by two nationally recognized statistical rating organizations. These rating agencies regularly evaluate us based on a number of factors, including our financial strength and leverage as well as factors not within our control, including conditions affecting our industry generally and the wider state of the economy. A negative change in our ratings outlook or any downgrade in our current investment‑grade credit ratings by our rating agencies, particularly below investment grade, could, among other things, adversely affect our access to sources of liquidity and capital, cost of borrowing and may result in more stringent covenants under the terms of any new debt.
Declines in the fair values of our investments may adversely affect our results of operations and credit availability, which may adversely affect, in turn, our ability to make payments due on our indebtedness.
All of our investments, excluding our oil and gas properties, net, are carried at estimated fair value. Changes in the fair values of certain assets will directly affect our results of operations as unrealized gains or losses in each period even if no sale is made. See "-Our business and the businesses in which we invest are materially affected by conditions in the global financial markets and economic conditions generally."
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
Certain of our investments may not be readily convertible to cash due to their illiquidity. For example, we are party to certain private, unregistered debt transactions in which the securities issued to us are not widely held and trade only in secondary, less established markets as well as being a party to certain private equity investments for which there is a limited market. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited relative to our investment in securities that trade in more liquid markets. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Furthermore, our Manager conducts diligence on our investments and employees of our Manager may serve on the boards of directors of business entities in which we invest. These activities may provide our Manager with material non‑public information with respect to business entities in which we invest. As a result, we may face additional restrictions on our ability to liquidate an investment in such business entities to the extent that we or our Manager has, or could be attributed with, material non‑public information. See the risk factor entitled “Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.”
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
We may enter into credit default swaps (“CDS”) as investments or hedges. CDS involve greater risks than investing in the reference obligation directly. In addition to general market risks, CDS are subject to risks related to changes in interest rates, credit spreads, credit quality and expected recovery rates of the underlying credit instrument. A CDS is a contract in which the protection “buyer” is generally obligated to pay the protection “seller” an upfront or a periodic stream of payments over the term of the contract provided that no credit event, such as a default, on a reference obligation has occurred. These payments are based on the difference between an interest rate applicable to the relevant issuer less a benchmark interest rate for a given maturity. If a credit event occurs, the seller generally must pay the buyer the “par value” (full notional value) of the swap in exchange for an equal face amount of deliverable obligations of the issuer (also known as the reference entity) of the underlying credit instrument referenced in the CDS, or, if the swap is cash settled, the seller may be required to deliver the related net cash amount. The protection buyer will lose its investment and recover nothing should no event of default occur. If an event of default were to occur, the value of the reference obligation received by the protection seller (if any), coupled with the periodic payments previously received, may be less than the full notional value it pays to the buyer, resulting in a loss of value to the seller. If we act as the protection seller in respect of a CDS contract, we would be exposed to many of the same risks of leverage described herein since if an event of default occurs the seller must pay the buyer the full notional value of the reference obligation.
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
We will be subject to credit risk with respect to our counterparties to the derivative contracts (whether a clearing corporation in the case of exchange‑ traded instruments or our hedge counterparty in the case of uncleared over‑ the‑counter instruments) and other instruments entered into directly by us or held by special purpose or structured vehicles in which we invest. Counterparty risk is the risk that the other party in a derivative transaction will not fulfill its contractual obligation. Changes in the credit quality of our counterparties with respect to their derivative transactions may affect the value of those instruments. By entering into derivatives, we assume the risk that these counterparties could experience financial hardships that could call into question their continued ability to perform their obligations. As a result, concentrations of such derivatives in any one counterparty would subject our funds to an additional degree of risk with respect to defaults by such counterparty.
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
Furthermore, upon the bankruptcy of a counterparty, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding‑ up, bankruptcy, or other analogous proceeding. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and these claims are unsecured, we will be treated as general creditors of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances and the enforceability of agreements for hedging transactions may depend on compliance with applicable statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.
Some, but not all, derivatives may be cleared, in which case a central clearing counterparty stands between each buyer and seller and effectively guarantees performance of each derivative contract, to the extent of its available resources for such purpose. As a result, the counterparty risk is now shifted from bilateral risk between the parties to the individual credit risk of the central clearing counterparty. Even in such case, there can be no assurance that a clearing house, or its members, will satisfy the clearing house’s obligations to our funds. Uncleared derivatives have no such protection; each party bears the risk that its direct counterparty will default.
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
Before making an investment in a business entity, our Manager typically assesses the strength and skills of the entity’s management and other factors that it believes will determine the success of the investment. In making the assessment and otherwise conducting due diligence, our Manager relies on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. Accordingly, there can be no assurance that this due diligence process will uncover all relevant facts or that any investment will be successful. In addition, we and KKR have established certain procedures relating to conflicts of interests that may restrict us from accessing certain confidential information in the possession of KKR or one of its affiliates. As a result, we may pursue investments without obtaining access to such confidential information, which information, if reviewed, might otherwise impact our judgment with respect to such investments.
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
We have made and may continue to make certain investments in real estate and oil and gas industries, which present inherent environmental and safety risks. The oil and gas industries, in particular, are subject to stringent and complex foreign, federal, state and local environmental laws, ordinances and regulations. Under these laws, ordinances and regulations, regardless of fault, owners and operators of oil and gas properties and facilities can be held jointly and severally liable for the cost of remediating contamination and providing compensation for damages to natural resources. Our investments in oil and gas and real estate also present inherent risk of personal and property injury. We are not insured against all losses or liabilities that could arise from these investments. On‑going compliance with environmental laws, ordinances and regulations applicable to these investments may entail significant expense. Environmental and safety obligations and liabilities can be substantial and could adversely impact the value of our natural resources investments, our ability to use these investments as collateral and may otherwise have a material adverse effect on our results of operations.
In addition, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus, any changes in federal or state environmental laws and regulations or re‑interpretation of applicable enforcement policies that result in more stringent and costly well construction, drilling, water management or completion activities, or waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our financial position. The operators of the oil and gas properties in which we invest may be unable to pass on such increased compliance costs to their customers.
The performance of our natural resources, commercial real estate and specialty lending investments depend on the skill, ability and decisions of third party operators.
The success of the drilling, development and production of the oil and natural gas properties in which we had and may have working interests is substantially dependent upon the decisions of third‑party operators and their diligence to comply with various laws, rules and regulations affecting such properties. Likewise, the success of our commercial real estate and the specialty lending‑focused businesses in which we invest depends upon the skill, ability, risk assessments and decisions of third party operators. The decisions of these third‑party operators as well as any failure to perform their services, discharge their obligations, deal with regulatory agencies, and comply with laws, rules and regulations could result in material adverse consequences to our interest in such investments. Our natural resources investments in particular are subject to complex environmental laws and regulations. Such adverse consequences could result in liabilities to us, reduce the value of our interests in such investments and adversely affect our cash flows from such investments and our results of operations. In addition, our royalty interests in oil and natural gas properties are predicated on the overall operating performance of third party operators, which could result in a reduction in value of our royalty interests and adversely affect our cash flows from such investments.
Estimated oil, natural gas, and natural gas liquids (“NGL”) reserve quantities and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or the underlying assumptions will materially affect the quantities and value of reserves.
Numerous uncertainties are inherent in estimating quantities of oil, natural gas, and NGL reserves. The process of estimating oil, natural gas, and NGL reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, engineering and economic data for each reservoir, and reserve estimates also rely upon various assumptions, including assumptions regarding future oil, natural gas, and NGL prices, production levels, and operating and development costs. As a result, estimated quantities of proved reserves and projections of future production rates and the timing of development expenditures may prove to be inaccurate. Over time, we or the companies in which invest may make material changes to reserve estimates taking into account the results of actual drilling and production. Any significant variance in these assumptions and actual results could greatly affect estimates of reserves, the economically recoverable quantities of oil, natural gas, and NGL attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.
Our natural resources investments are subject to complex federal, state, local and other laws and regulations that could adversely affect the value of our natural resources investments.
The natural resources operations in which we invest are subject to complex federal, state and local laws and regulations as interpreted and enforced by governmental authorities possessing jurisdiction over various aspects of the exploration, production and transportation of natural resources. These operations must obtain and maintain numerous permits, approvals and certificates from various governmental authorities that may entail significant expense, impose onerous conditions on operations or place limitations on production methods or quantity. Compliance with such processes is costly, and new regulations, laws or enforcement policies could be more stringent and significantly increase compliance costs or otherwise materially decrease the value of our natural resources properties and interests in oil and gas companies. For example, some states have adopted, and other states and the federal government are considering adopting, regulations that place restrictions of the use of an extraction process called hydraulic fracturing, used by the oil and gas operations in which we invest. This or other added regulation could lead to operational delays, increased operating costs, increased liability risks and reduced production of oil and gas, which could adversely impact the value of our natural resources investments, our ability to use these investments as collateral and may otherwise have a material adverse effect on our results of operations.
If commodity prices continue to decline or remain depressed for a prolonged period, a significant portion of any development projects may become uneconomic and cause write downs of the value of our oil and natural gas properties, which may reduce the value of our natural resources investments, have a negative impact on our ability to use these investments as collateral or otherwise have a material adverse effect on our results of operations.
Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. For example, for the five years ended December 31, 2015, the WTI oil spot price ranged from a high of $113.39 per Bbl to a low of $34.55 per Bbl, while the Henry Hub natural gas spot price ranged from a high of $8.15 per MMBtu to a low of $1.63 per MMBtu. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control, including:

•	worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;

•	the amount of added production from development of unconventional oil and natural gas reserves;

•	the price and quantity of imports of foreign oil and natural gas;

•	political conditions in or affecting other oil‑producing and natural gas‑producing countries, including the current conflicts in the Middle East and conditions in South America and Russia;

•	the level of global oil and natural gas exploration and production;

•	the level of global oil and natural gas inventories;

•	localized supply and demand fundamentals and regional, domestic and international transportation availability;

•	weather conditions and natural disasters;

•	domestic and foreign governmental regulations;

•	speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts;

•	price and availability of competitors’ supplies of oil and natural gas;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.
The value of our natural resources assets and investments generally increase or decrease with the increase or decrease, respectively, of commodity prices, which could have a material adverse effect on our results of operations. The value of these investments are heavily influenced by the price of natural gas and oil, which has declined meaningfully over the course of the year. The long-term price of WTI crude oil declined from approximately $67 per barrel to $50 per barrel and the long-term price of natural gas declined from approximately $3.77 per mcf to $2.90 per mcf as of December 31, 2014 and December 31, 2015, respectively. If such decline in prices persists or worsens or if it is not offset by other factors, we would expect the value of our natural resources investments to be adversely impacted.

As a non‑operator, our natural resources investments rely significantly on third‑parties, which could have a material adverse effect on our natural resources investments.
We have only participated in wells operated by third‑parties. The success of our natural resources investments depends on the success of our operators. If our operators are not successful in the development, exploitation, production and exploration activities relating to our leasehold interests, or are unable or unwilling to perform, our natural resources investments could be significantly impacted.
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
As described above in “Item 1. Business-Our Investment Company Act Status” we conduct our operations through our subsidiaries. In order for us to exclude from “investment securities” our subsidiaries’ securities that we hold, each such subsidiary must be structured to both meet the definition of “majority‑owned subsidiary” in the Investment Company Act or under applicable SEC staff guidance, and to not fall within the definition of Investment Company in the Investment Company Act or meet an applicable exception from that definition (other than exceptions provided under 3(c)(1) or (7) of the Investment Company Act). As a result of this structuring, our subsidiaries are limited with respect to the assets in which each of them can invest and/or the types of securities each of them may issue, and we could suffer losses on our investments in our subsidiaries or be unable to take full advantage of all available investment opportunities. For example, our CLO subsidiaries cannot acquire or dispose of assets primarily to enhance returns to the owner of the equity in the CLO subsidiary, and, as a result, may suffer losses on their assets and we may suffer losses on our investments in those CLO subsidiaries. And our REIT subsidiaries and oil and gas subsidiaries are each limited in the type of assets they can acquire and must ensure that a large portion of their total assets relate to those assets, which may have the effect of limiting our freedom of action with respect to real estate and oil and gas assets that may be held or acquired by such subsidiaries or the manner in which we may deal in such assets.
If the SEC were to disagree with our Investment Company Act determinations, our business could be adversely affected.
We have not requested approval or guidance from the SEC with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority‑owned; the compliance of any subsidiary with Section 3(c)(5)(A), (B) or (C) or Section 3(c)(9) of, or Rule 3a‑7 under, the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority‑owned, excepted from the Investment Company Act pursuant to Rule 3a‑7, Section 3(c)(5)(A), (B) or (C), Section 3(c)(9) or any other exception, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act. The SEC published on August 31, 2011 an advance notice of proposed rulemaking to potentially amend the conditions for reliance on Rule 3a‑7 and the treatment of asset‑backed issuers that rely on Rule 3a‑7 under the Investment Company Act (the “3a‑7 Release”). The SEC, in the 3a‑7 Release, requested public comment on the nature and operation of issuers that rely on Rule 3a‑7 and indicated various steps it may consider taking in connection with Rule 3a‑7, although it did not formally propose any changes to the rule. Among the issues for which the SEC has requested comment in the 3a‑7 Release is whether Rule 3a‑7 should be modified so that parent companies of subsidiaries that rely on Rule 3a‑7 should treat their interests in such subsidiaries as investment securities for purposes of the 40% test. The SEC also published on August 31, 2011 a concept release seeking information about the nature of entities that invest in mortgages and mortgage‑related pools and public comment on how the SEC staff’s interpretive positions in connection with Section 3(c)(5)(C) affect these entities, although it did not propose any new interpretive positions or changes to existing interpretive positions in connection with Section 3(c)(5)(C). Any guidance or action from the SEC or its staff, including changes that the SEC may ultimately propose and adopt to the way Rule 3a‑7 applies to entities or new or modified interpretive positions related to Section 3(c)(5)(C), could further inhibit our ability, or the ability of a subsidiary, to pursue our current or future operating strategies, which could have a material adverse effect on us.
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
RISKS RELATED TO OUR MANAGEMENT AND OUR RELATIONSHIP WITH OUR MANAGER
As the sole beneficial owner of our outstanding common shares, KKR Fund Holdings controls our corporate decisions and KKR Fund Holdings’ interests as a common shareholder may conflict with the interests of the holders of our debt or our Series A LLC Preferred Shares.
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
We have no employees and all of our executive officers are employees of our Manager, which may result in conflicts of interest for our management. Our Manager, and its officers and employees, allocate a portion of their time to businesses and activities that are not related to, or affiliated with us and, accordingly, its officers and employees do not spend all of their time managing our activities and our investment portfolio. We expect that the portion of our Manager’s time and that of our executive officers that is allocated to other businesses and activities will increase in the future as our Manager and KKR expand their investment focus to include additional investment vehicles, including vehicles that compete more directly with us, which may cause our business, financial condition and results of operations to suffer.
Further, our Management Agreement with our Manager was negotiated in 2007 between related parties, and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. See the risk factor entitled “Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities.”
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
We have no separate facilities and are completely reliant on our Manager, which has significant discretion as to the implementation and execution of our business and investment strategies and our risk management practices. We are also subject to the risk that our Manager will terminate the Management Agreement and that no suitable replacement will be found. We believe that our success depends to a significant extent upon the experience of our Manager’s executive officers, whose continued service is not guaranteed.
The departure of any of the senior management and investment professionals of our Manager or the loss of our access to KKR’s senior management and investment professionals may adversely affect our ability to achieve our investment objectives.
We depend on the diligence, skill and network of business contacts of the senior management and investment professionals of our Manager. We also depend on our Manager’s access to the investment professionals and senior management of KKR and the information and deal flow generated by the KKR investment professionals and senior management during the normal course of their investment and portfolio management activities. The senior management and the investment professionals of our Manager evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued service of the senior management team and investment professionals of our Manager. The departure of any of the senior management or investment professionals of our Manager, or of a significant number of the investment professionals or senior management of KKR, could have a material adverse effect on our ability to achieve our investment objectives. In addition, we can offer no assurance that our Manager will remain our Manager or that we will continue to have access to KKR’s investment professionals or senior management or KKR’s information and deal flow.
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
Our Manager is authorized to follow very broad investment policies (our “Investment Policies”), which may be amended from time to time. Our board of directors generally does not approve any individual investments, other than approving a limited set of transactions with affiliates that require the prior approval of the Affiliated Transactions Committee of our board of directors. Furthermore, transactions entered into by our Manager may be difficult or impossible to terminate or unwind. Our Manager has significant latitude within the broad parameters of the Investment Policies in determining the types of assets it may decide are proper investments for us.
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
To the extent KKR or its affiliates is the owner of a majority of the outstanding equity securities of such companies, KKR or its affiliates may have the ability to elect all of the members of the board of directors of a company we invest in and thereby control its policies and operations, including the appointment of management, future issuances of shares or other securities, the payments of dividends, if any, on its shares, the incurrence of debt by it, amendments to its certificate of incorporation and bylaws and entering into extraordinary transactions, and the interests of KKR and its affiliates may not in all cases be aligned with our interests. In addition, with respect to companies in which we have an equity investment, to the extent that KKR or its affiliates is the controlling shareholder it may be able to determine the outcome of all matters requiring shareholder approval and will generally be able to cause or prevent a change of control of a company we invest in or a change in the composition of its board of directors and could preclude any unsolicited acquisition of that company regardless as to whether we agree with such determination. So long as KKR or its affiliates continues to own a significant amount of the voting power of a company we invest in, even if such amount is less than 50%, it will continue to influence strongly, or effectively control, that company’s decisions. Our interests with respect to the management, investment decisions, or operations of those companies may at times be in conflict with those of KKR. In addition, to the extent that affiliates of our Manager or KKR invest in companies in which we have an investment, similar conflicts between our interests and theirs may arise. In addition, our Manager has implemented policies and procedures to mitigate potential conflicts of interest, which policies impose limitations on our ability to make certain investments in companies affiliated with KKR.
In addition, our interests and those of KKR or its affiliates may at times be in conflict because the CLO issuers in whom we invest hold corporate leveraged loans the obligors on which are KKR‑affiliated companies. KKR or its affiliates may have an interest in causing such companies to pursue acquisitions, divestitures, exchange offers, debt restructurings and other transactions that, in the judgment of KKR or its affiliates, could enhance its equity investment, even though such transactions might involve risks to holders of indebtedness, which include our CLO issuers. For example, KKR or its affiliates could cause a company that is the obligor on a loan held by one of our CLO issuers to make acquisitions that increase its indebtedness or to sell revenue generating assets, thereby potentially decreasing the ability of the company to repay its debt. In cases where a company’s debt undergoes a restructuring, the interests of KKR or its affiliates as an equity investor and our CLO issuers as debt investors may diverge, and KKR or its affiliates may have an interest in pursuing a restructuring strategy that benefits the equity holders to the detriment of the lenders, such as our CLO issuers. This risk may be exacerbated in the current economic environment given reduced liquidity available for debt refinancing, among other factors.
If a KKR‑affiliated company were to file for bankruptcy or similar action, we face the risk that a court may subordinate our debt investment in such company to the claims of more junior debt holders or may recharacterize our investment as an equity investment. Any such action by a court would have a material adverse impact on the value of these investments.
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
In addition, affiliates of our Manager currently manage separate investment funds and separately managed accounts (“KKR Funds and Accounts”), including proprietary investment accounts that invest in the same assets that we invest in, including other fixed income, natural resources and real estate investments. With respect to these other KKR Funds and Accounts and any other funds or accounts that may be established in the future, our Manager and its affiliates will face conflicts in the allocation of investment opportunities. Such allocation is at the discretion of our Manager and its affiliates in accordance with their respective allocation policies and procedures. These policies take into account a number of factors, including mandatory minimum investment rights, investment objectives, available capital, concentration limits, risk profiles and other investment restrictions applicable to us and these competing KKR Funds and Accounts. Our Manager and its affiliates have broad discretion in administering these policies and there is no guarantee that in making allocations our Manager and its affiliates will act in the best interests of holders of our shares or any other securities we may issue. In addition, certain of such other KKR Funds and Accounts may participate in investment opportunities on more favorable terms than us.
Conflicts may arise between our investments and investments held by other funds and accounts managed by our Manager and its affiliates.
We may invest in the same issuers as other KKR Funds and Accounts, although their investments may include different obligations of such issuer. For example, we might invest in senior corporate loans issued by a borrower and one or more KKR Funds and Accounts might invest in the borrower’s junior debt and/or equity. Conflicts of interest may arise where we and other KKR Funds and Accounts simultaneously hold securities representing different parts of the capital structure of a stressed or distressed issuer. In such circumstances, decisions made with respect to the securities held by one KKR Fund or Account may cause (or have the potential to cause) harm to the different class of securities of the issuer held by us or other KKR Funds and Accounts. For example, if such an issuer goes into bankruptcy or reorganization, becomes insolvent or otherwise experiences financial distress or is unable to meet its payment obligations or comply with covenants relating to credit obligations held by us or by the other KKR Funds and Accounts, such other KKR Funds and Accounts may have an interest that conflicts with our interests. If additional financing for such an issuer is necessary as a result of financial or other difficulties, it may not be in our best interests to provide such additional financing, but such additional financing could be seen to benefit investments held by other KKR Funds and Accounts. In addition, other KKR Funds and Accounts may engage in short sales of (or otherwise take short positions in) securities or other instruments of issuers in which we invest, which could be seen as harming our performance for the benefit of the accounts taking short positions if such short positions cause the market value of our investments to fall. In conflict situations such as the ones discussed in this paragraph, the Manager and its affiliates will seek to resolve any such conflicts in accordance with its compliance procedures.
We compete with other investment entities affiliated with KKR for access to KKR’s investment professionals.
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
The Management Agreement expires on December 31 of each year, but is automatically renewed for a one‑year term on each December 31 unless terminated upon the affirmative vote of at least two‑thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (i) unsatisfactory performance by our Manager that is materially detrimental to us or (ii) a determination that the management fee payable to our Manager is not fair, subject to our Manager’s right to prevent such a termination under this clause (ii) by accepting a mutually acceptable reduction of management fees. Our Manager must be provided with 180 days’ prior written notice of any such termination and will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12‑month periods immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions would result in substantial cost to us if we terminate the Management Agreement, thereby adversely affecting our ability to terminate our Manager.
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

Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities.
Pursuant to the Management Agreement, our Manager will not assume any responsibility other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager and its members, managers, officers and employees will not be liable to us, any subsidiary of ours, our directors, our shareholders or any subsidiary’s shareholders for acts or omissions pursuant to or performed in accordance with the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. Pursuant to the Management Agreement, we have agreed to indemnify our Manager and its members, managers, officers and employees and each person controlling our Manager with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of such indemnified party not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.
The incentive fee provided for under the Management Agreement may induce our Manager to make certain investments, including speculative investments.
The management compensation structure to which we have agreed with our Manager may cause our Manager to invest in high risk investments or take other risks, which, if they result in a loss, could harm our financial results. In addition to its base management fee, our Manager is entitled to receive incentive compensation based in part upon our achievement of specified levels of net income. See “Item 1. Business-Management Agreement” for further information regarding our management compensation structure. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net income may lead our Manager to place undue emphasis on the maximization of net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, and/or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. In addition, our Manager’s compensation is partly based on GAAP results, which may not always correlate to economic results that increase the value of our shares. As a result, our Manager may still receive management fees and incentive compensation even in times of poor economic financial results that precipitate a decline in the value of our shares.
TAX RISKS
Holders of our Series A LLC Preferred Shares will be subject to United States federal income tax and generally other taxes, such as state, local and foreign income tax, on their share of our gross ordinary income, regardless of whether or when they receive any cash distributions from us, and may recognize income or have tax liability in excess of our cash distributions.
We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Holders of our Series A LLC Preferred Shares are subject to United States federal income taxation and generally other taxes, such as state, local and foreign income taxes, on their allocable share of our items of gross ordinary for each of our taxable years ending with or within the holder’s taxable year, regardless of whether or when they receive cash distributions. We generally allocate our taxable income and loss using a monthly convention, which means that we determine our gross ordinary income for the taxable year to be allocated to our Series A LLC Preferred Shares and then prorate that amount on a monthly basis. Our Series A LLC Preferred Shares will receive an allocation of our gross ordinary income. If the amount of cash distributed to our Series A LLC Preferred Shares in a year exceeds our gross ordinary income for such year, additional gross ordinary income will be allocated to such Series A LLC Preferred Shares in future years until such excess is eliminated. Consequently, in some taxable years, holders of our Series A LLC Preferred Shares may recognize taxable income in excess of our cash distributions. Furthermore, even if we did not pay cash distributions with respect to a taxable year, holders of our Series A LLC Preferred Shares may still have a tax liability attributable to their allocation of our gross ordinary income in the event that cash distributed in a prior year exceeded our gross ordinary income in such year. Accordingly, each shareholder should ensure that it has sufficient cash flow from other sources to pay all tax liabilities.
If we were treated as a corporation for United States federal income tax purposes, all of our income would be subject to an entity‑level tax, which could result in a material reduction in cash flow and after‑tax return for holders of our Series A LLC Preferred Shares and thus, could result in a substantial reduction in the value of our Series A LLC Preferred Shares and any other securities we may issue.
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
If we fail to satisfy the “qualifying income exception” described above, our gross ordinary income would not pass through to holders of our Series A LLC Preferred Shares and such holders would be treated for United States federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, we would be required to pay income tax at regular corporate rates on all of our income. In addition, we would likely be liable for state and local income and/or franchise taxes on all of our income. Distributions to holders of our Series A LLC Preferred Shares would be taxable as ordinary dividend income to such holders to the extent of our earnings and profits, and these distributions would not be deductible by us. If we were taxable as a corporation, it could result in a material reduction in cash flow and after‑tax return for holders of our Series A LLC Preferred Shares and thus could result in a substantial reduction in the value of our Series A LLC Preferred Shares and any other securities we may issue.
Complying with certain tax‑related requirements may cause us to forego otherwise attractive business or investment opportunities.
To be treated as a partnership for United States federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, we must satisfy the qualifying income exception, which requires that at least 90% of our gross income each taxable year consist of interest, dividends, capital gains and other types of “qualifying income.” Interest income will not be qualifying income for the qualifying income exception if it is derived from “the conduct of a financial or insurance business.” This requirement limits our ability to originate loans or acquire loans originated by our Manager and its affiliates. In order to comply with this requirement, we (or our subsidiaries) may be required to invest through foreign or domestic corporations that are subject to corporate income tax or forego attractive business or investment opportunities. Thus, compliance with this requirement may adversely affect our return on our investments and results of operations.
We cannot predict the tax liability attributable to our Series A LLC Preferred Shares for any particular holder of our Series A LLC Preferred Shares.
Each holder of our Series A LLC Preferred Shares will determine its tax liability attributable to its ownership of our Series A LLC Preferred Shares based on its own unique circumstances. Holders of our Series A LLC Preferred Shares may have different tax liabilities attributable to our Series A LLC Preferred Shares for many reasons unique to the holders, including among other things, alternative minimum tax liabilities or the holder’s status as a non‑United States person or tax‑exempt entity. As a result, we cannot predict the tax liability attributable to our Series A LLC Preferred Shares for any particular holder, and such tax liability may exceed the amount of cash actually distributed to such holder for the year.
We have made and may make investments, such as investments in natural resources and real estate, that generate income that is treated as “effectively connected” with a United States trade or business with respect to holders of our Series A LLC Preferred Shares that are not “United States persons.”
We have made and may make investments, such as investments in natural resources and real estate, that generate income that is treated as “effectively connected” with a United States trade or business with respect to holders that are not “United States persons” within the meaning of section 7701(a)(30) of the Code. It is likely that income from our natural resources investments will be treated as effectively connected income. Furthermore, any notional principal contracts that we enter into, if any, in connection with investments in natural resources likely would generate income that would be treated as effectively connected with a United States trade or business. Our investments in real estate may also generate income that would be treated as effectively connected income. To the extent our income is treated as effectively connected income, a holder who is a non‑United States person generally would be required to (i) file a United States federal income tax return (and possibly state income tax returns) for such year reporting its allocable share, if any, of our gross ordinary income effectively connected with such trade or business and (ii) pay United States federal income tax (and possibly state income tax) at regular United States tax rates on any such income. Moreover, if such a holder is a corporation, it might be subject to a United States branch profits tax on its allocable share of our effectively connected income. In addition, distributions to such a holder would be subject to withholding at the highest applicable federal income tax rate to the extent of the holder’s allocable share of our effectively connected income. Any amount so withheld would be creditable against such holder’s United States federal income tax liability, and such holder could claim a refund to the extent that the amount withheld exceeded such person’s United States federal income tax liability for the taxable year.
If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non‑United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the gain from the sale or exchange. Moreover, if the fair market value of our investments in “United States real property interests,” which include our investments in natural resources, real estate and certain REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as “United States real property interests.” In such case, gain recognized by an investor who is a non‑United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non‑United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income tax on the sale or exchange.
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
Our Manager has offices in California, and thus we could be deemed to have California source income. Based on our current and anticipated investment activities, we believe that holders of our Series A LLC Preferred Shares who are not residents of California and corporate holders of our Series A LLC Preferred Shares who do not have other income derived from California should not be subject to California income taxes on their share of our gross ordinary income. However, no assurance can be provided that our future activities will not cause holders of our Series A LLC Preferred Shares who are not residents of California and such corporate holders of our Series A LLC Preferred Shares to be subject to California income tax on all or a portion of their share of our income or gains, and no assurance can be provided that the California Franchise Tax Board will not successfully challenge our current position that such holders are not subject to California income tax on their share of our income and gains. If it were determined that we had California source income, we would be required to withhold at a rate of 7% of the distributions of California source income to domestic (non‑foreign) nonresident holders of our Series A LLC Preferred Shares and at the highest rate of tax imposed on individuals and corporations, respectively, of the allocated share of California source income for foreign (non‑U.S.) holders of our Series A LLC Preferred Shares.
If we have a termination for United States federal income tax purposes, holders of our Series A LLC Preferred Shares may be required to include more than 12 months of our gross ordinary income in their taxable income for the year of the termination.
We will be considered to have been terminated for United States federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a 12‑month period. A termination of our partnership would, among other things, result in the closing of our taxable year for all holders. In the case of a holder of Series A LLC Preferred Shares reporting on a taxable year other than a fiscal year ending on our year end, which is expected to continue to be the calendar year, the closing of our taxable year may result in more than 12 months of our gross ordinary income being includable in the holder’s taxable income for the year of termination. We would be required to satisfy the 90% “qualifying income” test for each tax period and to make new tax elections after a termination. A termination could also result in penalties if we were unable to determine that the termination had occurred. In the event that we become aware of a termination, we will use commercially reasonable efforts to minimize any such penalties. Moreover, a termination might either accelerate the application of, or subject us to, any tax legislation enacted before the termination. We have experienced terminations in the past, and it is likely that we will experience terminations in the future. The IRS has announced a publicly traded partnership technical termination relief program whereby, if the taxpayer requests relief and such relief is granted by the IRS, among other things, the partnership would only have to provide one Schedule K‑1 to most holders of Series A LLC Preferred Shares for the year notwithstanding two or more partnership tax years.
We could incur a significant tax liability if the IRS successfully asserts that the “anti‑stapling” rules apply to certain of our subsidiaries, which could result in a reduction in cash flow and after‑tax return for holders of Series A LLC Preferred Shares and thus could result in a reduction of the value of those Series A LLC Preferred Shares.
If we were subject to the “anti‑stapling” rules of Section 269B of the Code, we would incur a significant tax liability as a result of owning (i) more than 50% of the value of both a domestic corporate subsidiary and a foreign corporate subsidiary, or (ii) more than 50% of both a REIT and a domestic or foreign corporate subsidiary. If the “anti‑stapling” rules applied, our foreign corporate subsidiaries would be treated as domestic corporations, which would cause those entities to be subject to United States federal corporate income taxation, and any REIT subsidiary would be treated as a single entity with our domestic and foreign corporate subsidiaries for purposes of the REIT qualification requirements, which could result in the REIT subsidiary failing to qualify as a REIT and being subject to United States federal corporate income taxation. Currently, we have several subsidiaries that could be affected if we were subject to the “anti‑stapling” rules, including subsidiaries taxed as REITs and several foreign and domestic corporate subsidiaries. Because we own, or are treated as owning, a substantial proportion of our assets directly for United States federal income tax purposes, we do not believe that the “anti‑stapling” rules have applied or will apply. However, there can be no assurance that the IRS would not successfully assert a contrary position, which could result in a reduction in cash flow and after‑tax return for holders of Series A LLC Preferred Shares and thus could result in a reduction of the value of those Series A LLC Preferred Shares.
Tax‑exempt holders of our Series A LLC Preferred Shares will likely recognize significant amounts of “unrelated business taxable income.”
An organization that is otherwise exempt from United States federal income tax is nonetheless subject to taxation with respect to its “unrelated business taxable income” (“UBTI”). Generally, a tax‑exempt partner of a partnership would be treated as earning UBTI if the partnership regularly engages in a trade or business that is unrelated to the exempt function of the tax‑exempt partner, if the partnership derives income from debt‑financed property or if the partner interest itself is debt‑financed. Because we have incurred “acquisition indebtedness” with respect to certain equity and debt securities we hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded entities for United States federal income tax purposes), a proportionate share of a holder’s income from us with respect to such securities will be treated as UBTI. In addition, we have made and may make investments, such as investments in natural resources and real estate, that likely will generate income treated as effectively connected with a United States trade or business. Accordingly, tax‑exempt holders of our Series A LLC Preferred Shares will likely recognize significant amounts of UBTI. Tax‑exempt holders of our Series A LLC Preferred Shares are strongly urged to consult their tax advisors regarding the tax consequences of owning our Series A LLC Preferred Shares.
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
Although the law is not entirely clear, a portion of our distributions may constitute “excess inclusion income.” Excess inclusion income is generated by residual interests in real estate mortgage investment conduits (“REMICs”) and taxable mortgage pool arrangements owned by REITs. We own through a disregarded entity a small number of REMIC residual interests. In addition, one of our REIT subsidiaries has entered into financing arrangements that are treated as taxable mortgage pools. We will be taxable at the highest corporate income tax rate on any excess inclusion income from a REMIC residual interest that is allocable to the percentage of our shares held in record name by disqualified organizations. Although the law is not clear, we may also be subject to that tax if the excess inclusion income arises from a taxable mortgage pool arrangement owned by a REIT in which we invest. Disqualified organizations are generally certain cooperatives, governmental entities and tax‑exempt organizations that are exempt from unrelated business tax (including certain state pension plans and charitable remainder trusts). They are permitted to own our shares. Because this tax would be imposed on us, all of the holders of our Series A LLC Preferred Shares, including holders that are not disqualified organizations, would bear a portion of the tax cost associated with our ownership of REMIC residual interests and with the classification of any of our REIT subsidiaries or a portion of the assets of any of our REIT subsidiaries as a taxable mortgage pool. A regulated investment company or other pass‑through entity owning our Series A LLC Preferred Shares may also be subject to tax at the highest corporate rate on any excess inclusion income allocated to their record name owners that are disqualified organizations. Nominees who hold our Series A LLC Preferred Shares on behalf of disqualified organizations also potentially may be subject to this tax.
Excess inclusion income cannot be offset by losses of our shareholders. If the shareholder is a tax‑exempt entity and not a disqualified organization, then this income would be fully taxable as UBTI under Section 512 of the Code. If the shareholder is a foreign person, it would be subject to United States federal income tax withholding on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.
Dividends paid by, and certain income inclusions derived with respect to our ownership of, our REIT subsidiaries and foreign corporate subsidiaries will not qualify for the reduced tax rates generally applicable to corporate dividends paid to taxpayers taxed at individual rates.
The maximum tax rate applicable to “qualified dividend income” payable to domestic shareholders taxed at individual rates is 20%. Dividends paid by, and certain income inclusions derived with respect to the ownership of, REITs, passive foreign investment companies (“PFICs”) and certain controlled foreign corporations (“CFCs”), however, generally are not eligible for the reduced rates on qualified dividend income. We have treated and intend to continue to treat our foreign corporate subsidiaries as the type of CFCs whose income inclusions are not eligible for lower tax rates on dividend income. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in companies such as us whose holdings include foreign corporations and REITs to be relatively less attractive than investments in the stocks of domestic non‑REIT corporations that pay dividends treated as qualified dividend income, which could adversely affect the value of our Series A LLC Preferred Shares and any other securities we may issue.
Under the Foreign Account Tax Compliance Act (“FATCA”), withholding tax may apply to the portion of our distributions that constitute “withholdable payments” other than gross proceeds and, after December 31, 2018, to distributions of gross proceeds of certain asset sales by us and proceeds of sales in respect of our Series A LLC Preferred Shares.
Under current law, holders of our Series A LLC Preferred Shares that are not United States persons are generally subject to United States federal withholding tax at the rate of 30% (or such lower rate provided by an applicable tax treaty) on their share of our gross income from dividends, interest (other than interest that constitutes “portfolio interest” within the meaning of the Code) and certain other income that is not treated as effectively connected with a United States trade or business. In addition to this withholding tax, FATCA imposes, without duplication, a United States federal withholding tax at a 30% rate on “withholdable payments” made to foreign financial institutions (and their more than 50% affiliates) unless the payee foreign financial institution agrees, among other things, to disclose the identity of certain United States persons and United States owned foreign entities with accounts at the institution (or the institution’s affiliates) and to annually report certain information about such accounts. “Withholdable payments” include payments of interest (including original issue discount), dividends, and other items of fixed or determinable annual or periodical gains, profits, and income, in each case, from sources within the United States, as well as gross proceeds from the sale of any property of a type which can produce interest or dividends from sources within the United States. FATCA will also require withholding on the gross proceeds of such sales for payments made after December 31, 2018. The FATCA withholding tax also applies to withholdable payments to certain foreign entities that do not disclose the name, address, and taxpayer identification number of any substantial United States owners (or certify that they do not have any substantial United States owners). We expect that some or all of our distributions will constitute “withholdable payments.” Thus, if a holder holds our Series A LLC Preferred Shares through a foreign financial institution or foreign corporation or trust, a portion of payments to such holder may be subject to 30% withholding under FATCA.
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
In order for each of our REIT subsidiaries to continue to qualify as a REIT, no more than 50% in value of each REIT’s outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year and such REIT’s shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. We intend for each of our REIT subsidiaries to be owned, directly or indirectly, by us and by holders of the preferred shares issued by such REIT subsidiary. In order to preserve the status of our current REIT subsidiaries and any future REIT subsidiaries, the operating agreement generally prohibits, subject to exceptions, any person from beneficially owning or constructively owning shares in excess of 9.8% in value or in number of any class or series of our outstanding shares, whichever is more restrictive, excluding shares not treated as outstanding for United States federal income tax purposes. This restriction may be terminated by our board of directors if it determines that it is no longer in our best interests for our REIT subsidiaries to continue to qualify as REITs under the Code or that compliance with those restrictions is no longer required to qualify as a REIT, and our board of directors may also, in its sole discretion, exempt a person from this restriction.
The ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our Series A LLC Preferred Shares might receive a premium for their Series A LLC Preferred Shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
The failure of any REIT subsidiary to qualify as a REIT would generally cause it to be subject to United States federal income tax on its taxable income, which could result in a reduction in cash flow and after‑tax return for holders of our Series A LLC Preferred Shares and thus could result in a reduction of the value of those shares and any other securities we may issue.
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
A holder whose Series A LLC Preferred Shares are loaned to a “short seller” to cover a short sale of shares may be considered as having disposed of those shares. If so, the holder would no longer be treated for tax purposes as a partner with respect to those shares during the period of the loan and may recognize gain or loss from the disposition.
Because a holder whose Series A LLC Preferred Shares are loaned to a “short seller” to cover a short sale of shares may be considered as having disposed of the loaned shares, the holder may no longer be treated for tax purposes as a partner with respect to those shares during the period of the loan to the short seller and the holder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our gross ordinary income with respect to those shares may not be reportable by the holder and any cash distributions received by the holder as to those shares could be fully taxable as ordinary income. Holders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their Series A LLC Preferred Shares.
The IRS Schedules K‑1 we will provide will be significantly more complicated than the IRS Forms 1099 provided by REITs and regular corporations, and holders of our Series A LLC Preferred Shares may be required to request an extension of the time to file their tax returns.
Holders of our Series A LLC Preferred Shares are required to take into account their allocable share of our gross ordinary income for our taxable year ending within or with their taxable year. We will use reasonable efforts to furnish holders of our Series A LLC Preferred Shares with tax information (including IRS Schedule K‑1), which describes their allocable share of our gross ordinary income for our preceding taxable year, as promptly as possible. However, we may not be able to provide holders of our Series A LLC Preferred Shares with tax information on a timely basis. Because holders of our Series A LLC Preferred Shares will be required to report their allocable share of our gross ordinary income on their tax returns, tax reporting for holders of our Series A LLC Preferred Shares will be significantly more complicated than for shareholders in a REIT or a regular corporation. In addition, delivery of this information to holders of our Series A LLC Preferred Shares will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from an investment in which we hold an interest. It is therefore possible that, in any taxable year, holders of our Series A LLC Preferred Shares will need to apply for extensions of time to file their tax returns.
Under recent legislation, we could be required to pay tax in the event of an IRS audit.

On November 2, 2015, President Obama signed into law the Bipartisan Budget Act of 2015 (the “2015 Budget Act”), which includes new rules applicable to the audit of partnerships. These new audit rules are scheduled to become effective for taxable years beginning in 2018 (or as early as the 2016 taxable year if elected by the partnership) and apply to both new and existing entities. Under the 2015 Budget Act, a partnership may be liable for any underpayment of tax due to audit adjustments unless it elects to have those adjustments taken into account by the persons who were partners during the audited year. Our Parent, as holder of 100% of our common shares, will act as our partnership representative under these rules and will have the ability to make any elections as it deems appropriate in connection with these new rules, including deciding to pay tax on any audit adjustments at the partnership level or electing to have the adjustments taken into account by the persons who were partners during the audited year. If we pay tax as a result of an IRS audit, it would reduce our cash available for distribution to the Series A LLC Preferred Shares. The provisions of the 2015 Budget Act relating to partnership audits are complex and likely will be clarified through administrative guidance and possibly revised legislatively before going into effect.

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

ITEM 3. LEGAL PROCEEDINGS
The section in “Item 8. Financial Statements and Supplementary Data-Note 11. Commitments and Contingencies” of this Annual Report on Form 10‑K is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURE
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
As discussed above in “Part I-Item 1. Business”, on April 30, 2014, we became a subsidiary of KKR & Co., whereby a subsidiary of KKR & Co. acquired all of our outstanding common shares through an exchange of equity through which our shareholders received 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN. Following the Merger Transaction, KKR Fund Holdings, a subsidiary of KKR & Co., became the sole holder of all of our outstanding common shares. As of the close of trading on April 30, 2014, our common shares were delisted on the NYSE.
In addition, on June 27, 2014, our board of directors approved a reverse stock split whereby the number of our issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by KKR Fund Holdings.
Our common shares, prior to the Merger Transaction, were traded on the NYSE under the symbol “KFN.”
The following table sets forth the high and low sale prices for our common shares for the period indicated as reported on the NYSE:

	Sales Price
Year ended December 31, 2014	High	Low
First Quarter ended March 31, 2014	$13.38	$11.17
Month ended April 30, 2014	$12.53	$10.88
As of March 22, 2016, we had 100 issued and outstanding common shares that were all held by our Parent.
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
We note, however, because of the tax rules applicable to partnerships, the gains or losses recognized by our Predecessor Company’s common shareholders on the sale of assets held by the Predecessor Company may have been higher or lower depending upon the purchase price such shareholders paid for our Predecessor Company’s common shares. Holders of Series A LLC Preferred Shares will not be allocated any gains or losses from any sale of our assets. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non‑Cash ‘Phantom’ Taxable Income” for further discussion about taxable income allocable to holders of our shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.
The following table shows the distributions declared on common shares for the years ended December 31, 2014 and 2015:

Year ended December 31, 2014	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2014(1)	—	—	—
Second Quarter ended June 30, 2014(2)	August 11, 2014	August 12, 2014	$297,322
Third Quarter ended September 30, 2014(2)	November 13, 2014	November 14, 2014	$464,892
Fourth Quarter ended December 31, 2014(2)	February 26, 2015	February 27, 2015	$551,627

Year ended December 31, 2015	Record Date	Payment Date	Cash Distribution Declared per Common Share
First Quarter ended March 31, 2015(2)	May 7, 2015	May 8, 2015	$342,908
Second Quarter ended June 30, 2015(2)	August 6, 2015	August 7, 2015	$521,120
Third Quarter ended September 30, 2015(2)	November 5, 2015	November 6, 2015	$375,155
Fourth Quarter ended December 31, 2015(2)	February 25, 2016	February 26, 2016	$383,135

_________________________

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
EQUITY COMPENSATION PLAN INFORMATION
In connection with the Merger Transaction described above in “Part I-Item 1. Business”, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share was entitled to in the merger and (ii) all outstanding equity awards made pursuant to the 2007 Share Incentive Plan (other than any restricted KFN commons shares held by our Manager) were converted into awards in respect of KKR common units having the same terms and conditions, including applicable vesting requirements, as applied to such KFN common share awards. No additional awards were made pursuant to the 2007 Share Incentive Plan since such time and the 2007 Share Incentive Plan was terminated in May 2015. As of December 31, 2015, the 2007 Share Incentive Plan continued to govern unvested awards with respect to 37,214 restricted KKR common units. All such remaining outstanding awards vested on March 1, 2016.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected financial data is derived from our audited consolidated financial statements as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The selected financial data should be read together with the more detailed information contained in the consolidated financial statements and associated notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10‑K.

	Successor Company		Predecessor Company
(in thousands, except per share data)	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011
Consolidated Statements of Operations Data:
Total revenues	$375,256	$350,345	$217,242	$545,906	$555,473	$542,021
Total investment costs and expenses	223,657	181,136	101,825	305,705	318,375	215,162
Total other income (loss)	(432,643)	(344,382)	56,334	150,925	205,822	93,447
Total other expenses	52,441	43,572	65,609	97,429	98,157	94,223
Income (loss) before income taxes	(333,485)	(218,745)	106,142	293,697	344,763	326,083
Income tax expense (benefit)	1,190	484	162	467	(3,467)	8,011
Net income (loss)	$(334,675)	$(219,229)	$105,980	$293,230	$348,230	$318,072
Net income (loss) attributable to noncontrolling interests	(23,429)	(5,956)	—	—	—	—
Preferred share distributions	27,564	20,673	6,891	27,411	—	—
Net income (loss) available to common shares	$(338,810)	$(233,946)	$99,089	$265,819	$348,230	$318,072
Net income per common share:
Basic	N/A	N/A	$0.48	$1.31	$1.95	$1.79
Diluted	N/A	N/A	$0.48	$1.31	$1.87	$1.75
Weighted average number of common shares outstanding:
Basic	N/A	N/A	204,276	202,411	177,838	177,560
Diluted	N/A	N/A	204,276	202,411	187,423	180,897
Distributions declared per common share	(1)	(1)	$0.22	$0.90	$0.86	$0.67

(1) KKR Fund Holdings L.P. (our "Parent") owns 100 common shares, constituting all of our outstanding common shares. During the year ended December 31, 2015 and eight months ended December 31, 2014, we declared distributions of $1.8 million and $0.8 million per common share, respectively. Separately, common shareholders of the Predecessor Company received a quarterly distribution in respect of the KKR & Co. common units that such holders received as a result of the Merger Transaction and held as of the record date, or May 9, 2014, totaling $0.43 per common unit. We distributed $44.9 million in cash to our Parent in May 2014 in connection with this distribution.

	Successor Company		Predecessor Company
(in thousands, except per share data)	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Consolidated Balance Sheets Data:
Cash and cash equivalents	320,122	$163,405	$157,167	$237,606	$392,154
Restricted cash and cash equivalents	487,374	447,507	350,385	896,396	399,620
Securities	417,519	638,605	573,312	533,520	922,603
Corporate loans, net	5,188,610	6,506,564	6,466,720	5,947,857	6,443,399
Equity investments, at estimated fair value	262,946	181,378	181,212	161,621	189,845
Oil and gas properties, net	114,868	120,274	400,369	289,929	138,525
Interests in joint ventures and partnerships	888,408	718,772	436,241	149,534	—
Total assets	7,788,395	8,951,625	8,717,198	8,358,879	8,647,228
Total borrowings	5,505,250	6,162,530	6,020,465	6,338,407	6,778,208
Total liabilities	5,837,405	6,463,577	6,189,464	6,519,757	6,971,396
Total shareholders’ equity	1,868,111	2,387,879	2,527,734	1,839,122	1,675,832
Book value per common share	N/A	N/A	$10.58	$10.31	$9.41

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis is comprised of the following sections:

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 6, “Selected Consolidated Financial Data” and our consolidated financial statements included elsewhere in this Annual Report on Form 10‑K. In addition to historical data, this discussion contains forward‑looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item I, Part 1A. Risk Factors” included elsewhere in this Annual Report on Form 10‑K.

EXECUTIVE OVERVIEW

We are a specialty finance company with expertise in a range of asset classes. Our core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (our “Manager”) with the objective of generating current income. Our holdings primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities and interests in joint ventures and partnerships. The corporate loans that we hold are typically purchased via assignment or participation in the primary or secondary market.

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on‑balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of December 31, 2015, our CLO transactions consisted of KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2011‑ 1, Ltd. (“CLO 2011‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”) KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 11, Ltd. ("CLO 11") and KKR CLO 13, Ltd. ("CLO 13") (collectively the “Cash Flow CLOs”). During November 2015, we called KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”) and repaid aggregate senior and mezzanine notes totaling $140.2 million par amount. During July 2015, we called KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”) and repaid aggregate senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, we called KKR Financial CLO 2006-1, Ltd ("CLO 2006-1") and repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our majority‑owned subsidiaries, including CLOs.

We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

On April 30, 2014, we completed a merger whereby KKR & Co. L.P. acquired all of our outstanding common shares through an exchange of equity through which our shareholders received 0.51 common units representing the limited partnership interests of KKR & Co. for each common share of KFN (the “Merger Transaction”). Following the Merger Transaction, KKR Fund Holdings L.P., a subsidiary of KKR & Co., became the sole holder of all of our outstanding common shares and is our parent ("Parent"). As of the close of trading on April 30, 2014, our common shares were delisted on the New York Stock Exchange (“NYSE”). However, our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes remain outstanding, and in connection with such securities, we continue to file periodic reports under the Securities Exchange Act of 1934.

We are externally managed and advised by our Manager, a wholly‑owned subsidiary of KKR Credit Advisors (US) LLC, pursuant to an amended and restated management agreement (as amended the “Management Agreement”). KKR Credit Advisors (US) LLC is a wholly‑owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), which is a subsidiary of KKR & Co. L.P. (“KKR & Co.”).

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
Consolidated Summary of Results

Our net loss available to common shares for the year ended December 31, 2015 totaled $338.8 million. Comparatively, our net loss available to common shares for the eight months ended December 31, 2014 totaled $233.9 million. For the Predecessor Company, our net income available to common shares for the four months ended April 30, 2014 and year ended December 31, 2013 totaled $99.1 million (or $0.48 per diluted common share) and $265.8 million (or $1.31 per diluted common share), respectively. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

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

As our consolidated financial statements in this Annual Report on Form 10‑K are presented to reflect the consolidation of the CLOs and above entities we hold investments in, the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations also reflects these entities on a consolidated basis, which is consistent with the disclosures in our consolidated financial statements.
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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared by management in conformity with GAAP. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. In addition to the below, refer to “Item 8. Financial Statements and Supplemental Data-Note 2. Summary of Significant Accounting Policies” for further discussion, specifically with regards to those accounting policies that applied to our Predecessor Company.
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

Recent Accounting Pronouncements

Consolidation

In February 2015, the FASB issued guidance which eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. The guidance is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. We are evaluating the impact on our financial statements and do not expect a material change in the consolidation of our entities.

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the consolidated statements of operations for the year ended December 31, 2015, eight months ended December 31, 2014, four months ended April 30, 2014 and year ended December 31, 2013 (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2015	Eight months ended December 31, 2014
Total revenues	$339,809	$279,639	$15,677	$57,616	$19,770	$13,090	$—	$—	$375,256	$350,345
Total investment costs and expenses	214,464	142,204	7,625	38,117	1,568	815	—	—	223,657	181,136
Total other income (loss)	(391,187)	(241,035)	(70,630)	(115,141)	29,174	11,794	—	—	(432,643)	(344,382)
Total other expenses	50,631	40,703	1,179	2,219	412	476	219	174	52,441	43,572
Income tax expense (benefit)	154	49	—	—	1,036	435	—	—	1,190	484
Net income (loss)	$(316,627)	$(144,352)	$(63,757)	$(97,861)	$45,928	$23,158	$(219)	$(174)	$(334,675)	$(219,229)
Net income (loss) attributable to noncontrolling interests	(16,071)	(1,797)	(7,358)	(4,159)	—	—	—	—	(23,429)	(5,956)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(300,556)	$(142,555)	$(56,399)	$(93,702)	$45,928	$23,158	$(219)	$(174)	$(311,246)	$(213,273)

(1) Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
Year ended	Four months ended April 30, 2014	Year Ended December 31, 2013	Four months ended April 30, 2014	Year Ended December 31, 2013	Four months ended April 30, 2014	Year Ended December 31, 2013	Four months ended April 30, 2014	Year Ended December 31, 2013	Four months ended April 30, 2014	Year Ended December 31, 2013
Total revenues	$134,255	$425,209	$61,782	$119,178	$21,205	$1,519	$—	—	$217,242	$545,906
Total investment costs and expenses	62,485	218,600	38,915	86,174	425	931	—	—	101,825	305,705
Total other income (loss)	76,046	171,006	(8,123)	(13,642)	(11,589)	13,576	—	(20,015)	56,334	150,925
Total other expenses	23,121	60,870	1,633	4,835	230	606	40,625	31,118	65,609	97,429
Income tax expense (benefit)	146	450	—	—	16	17	—	—	162	467
Net income (loss)	$124,549	$316,295	$13,111	$14,527	$8,945	$13,541	$(40,625)	$(51,133)	$105,980	$293,230

(1)
Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of zero and $20.0 million for the four months ended April 30, 2014 and year ended December 31, 2013, respectively and (ii) other expenses comprised of incentive fees of $12.9 million and $22.7 million for the four months ended April 30, 2014 and year ended December 31, 2013, respectively, and merger related transaction costs of $22.7 million and zero for the four months ended April 30, 2014 and year ended December 31, 2013, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share‑based compensation expense.

As discussed in ‘‘Executive Overview - Basis of Presentation,’’ our financial statements and transactional records prior to the Effective Date reflect our historical accounting basis of assets and liabilities and are labeled ‘‘Predecessor Company,’’ while such records subsequent to the Effective Date are labeled ‘‘Successor Company’’ and reflect the push down basis of accounting for the new estimated fair values in the Company’s consolidated financial statements. Accordingly, the following disclosure around the results for the four months ended April 30, 2014 and year ended December 31, 2013 pertain to the Predecessor Company and may have a different basis of accounting.

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

Successor Company net loss attributable to KKR Financial Holdings LLC and Subsidiaries for the year ended December 31, 2015 was $311.2 million, which was net of $23.4 million of net loss attributable to noncontrolling interests. Successor Company net loss attributable to KKR Financial Holdings LLC and Subsidiaries for the eight months ended December 31, 2014 was $213.3 million, which was net of $6.0 million of net loss attributable to noncontrolling interests. During the second half of 2014, we acquired control of certain entities, largely as a result of the asset contributions by our Parent, and began consolidating the financial results of these entities; as such, prior periods do not include noncontrolling interests.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, as well as oil and gas revenue from our working and overriding royalty interest properties. In addition, revenues include dividend income primarily from our equity investments and interests in joint ventures and partnerships.

Successor Company

For the year ended December 31, 2015

Revenues totaled $375.3 million for the year ended December 31, 2015 and was comprised primarily of corporate loan and security interest income of $328.4 million. This was a decline from the comparative prior year periods due to a smaller corporate debt portfolio. Since the third quarter of 2014, we have called several CLOs and the CLOs subsequently issued have had a lower aggregate par value. This has generally led to a decline in revenues from CLOs and may continue to cause a decline in such revenues if not offset by other factors. As of December 31, 2015, our corporate loan portfolio had an aggregate par value of $5.7 billion with a weighted average coupon of 4.8% and our corporate debt securities portfolio had an aggregate par value of $447.8 million with a weighted average coupon of 10.2%. Comparatively, as of December 31, 2014, our corporate loan portfolio had an aggregate par value of $6.9 billion with a weighted average coupon of 4.7% and our corporate debt securities portfolio had an aggregate par value of $634.7 million with a weighted average coupon of 7.8%, or 9.3% excluding subordinated notes in third‑party‑controlled CLOs.

In addition, oil and gas revenues totaled $15.7 million for the year ended December 31, 2015, a significant decline from the comparative prior year periods primarily due to two transactions during the third quarter of 2014 whereby we disposed of certain oil and gas properties. First, we distributed certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, to our Parent. Second, we entered into a transaction whereby certain of our entities holding natural resources assets were merged with certain investment entities of funds advised by KKR and partnerships held by wholly owned subsidiaries of Legend Production Holdings, LLC, a majority owned subsidiary of Riverstone Holdings LLC and the Carlyle Group, to create a new oil and gas company called Trinity River Energy, LLC (‘‘Trinity’’). The new Trinity asset was classified as interests in joint ventures and partnerships on our consolidated balance sheets with changes in fair value recorded in other income (loss) on our consolidated statements of operation. Refer to “Revenues” below in the Natural Resources segment for further discussion.

Lastly, other income with revenues totaled $31.1 million for the year ended December 31, 2015. Other income was primarily comprised of dividend income, the majority of which was from our equity investments and interests in joint ventures and partnerships, at estimated fair value. In particular, certain of our commercial real estate assets paid $19.8 million of dividends during the year ended December 31, 2015, the majority of which was earned on our legacy assets purchased in 2012 and 2013. Unlike our corporate debt portfolio, which have stated coupon rates, dividends are not necessarily contractual in their amounts or timing and may vary depending on investment performance. As of December 31, 2015, our interests in joint ventures and partnerships had a carrying value of $888.4 million.

For the eight months ended December 31, 2014
Revenues totaled $350.3 million for the eight months ended December 31, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $244.4 million and $57.6 million. We also received dividends totaling $48.3 million, largely driven by our interests in joint ventures and partnership focused on commercial real estate and specialty lending, as well as our equity investments. As of December 31, 2014, our interests in joint ventures and partnerships had a carrying value of $718.8 million.
Predecessor Company

For the four months ended April 30, 2014

Revenues totaled $217.2 million for the four months ended April 30, 2014 and was comprised primarily of corporate loan and security interest income and oil and gas revenue of $127.2 million and $61.8 million, respectively. We also received dividends totaling $28.3 million, largely driven by our interests in joint ventures and partnership focused on commercial real estate acquired in 2012 and early 2013. Refer to ‘‘Revenues’’ below in Other segment for further discussion on dividend income.

For the year ended December 31, 2013

Revenues totaled $545.9 million for the year ended December 31, 2013 and was comprised primarily of corporate loan and security interest income of $409.8 million. Oil and gas revenue totaled $119.2 million for the year ended December 31, 2013 and represented sales from oil and gas production on our working and overriding royalty interest properties. As of December 31, 2013, our working and overriding royalty interests had a carrying amount of $400.4 million.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties, provision for loan losses and other investment expenses.

Successor Company

For the year ended December 31, 2015

Investment costs and expenses totaled $223.7 million for the year ended December 31, 2015 and was comprised primarily of interest expense. Of the $211.9 million total interest expense, $151.4 million was related to our collateralized loan obligation secured notes. During the latter half of 2014 and 2015, we closed four new CLOs: CLO 9, CLO 10, CLO 11 and CLO 13, which resulted in increased interest expense on the incremental debt outstanding. Interest expense related to these four CLOs totaled $32.4 million for the year ended December 31, 2015. Refer to "Investment Costs and Expenses" below in the Credit segment for further discussion.

Oil and gas-related costs totaled $6.1 million for the year ended December 31, 2015. These costs declined from the comparative prior year periods due to the distribution of certain of our natural resources assets focused on development of oil and gas properties to our Parent and the Trinity transaction as described above.

For the eight months ended December 31, 2014
Investment costs and expenses totaled $181.1 million for the eight months ended December 31, 2014 and was comprised primarily of interest expense and oil and gas‑related costs of $144.4 million and $34.7 million, respectively. During July 2014, we called CLO 2007‑A and as a result made an interest payment to the subordinated note holders in October 2014. In addition, we closed three CLOs during 2014: CLO 2013‑2 in January 2014, CLO 9 in September 2014 and CLO 10 in December 2014.
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

For the year ended December 31, 2013

Investment costs and expenses totaled $305.7 million for the year ended December 31, 2013 and was largely comprised of (i) interest expense and interest expense to affiliates of $190.2 million, (ii) oil and gas‑related costs of $79.9 million and (iii) provision for loan losses of $32.8 million.

Interest expense and interest expense to affiliates was primary related to our collateralized loan obligation secured notes and interest expense to affiliates and totaled $113.7 million for the year ended December 31, 2013 and $45.9 million was related to our senior and junior subordinated notes. As of December 31, 2013, the aggregate par amount of our collateralized loan obligation secured notes was $5.3 billion.

We also recorded a provision for loan losses of $32.8 million for the year ended December 31, 2013 primarily as a result of a review of our impaired, held for investment loan portfolio, which included a certain loan that was determined to be impaired during the period.
Other Income (Loss)

Successor Company

For the year ended December 31, 2015

Other loss totaled $432.6 million for the year ended December 31, 2015 and was comprised of a $427.7 million net realized and unrealized loss on investments coupled with a net realized and unrealized loss on debt of $19.7 million, partially offset by trade-related income of $12.6 million.

The $427.7 million net realized and unrealized losses on investments was largely driven by $246.6 million of net realized and unrealized losses on our corporate loan portfolio, primarily within our investments in the electric utility, homebuilding, maritime and consumer product industries, coupled with $118.2 million of net realized and unrealized losses on our interests in joint ventures and partnerships, of which $70.6 million was related to our natural resource assets. Refer to "Other Income (Loss)" below in the Natural Resources segment for further discussion. However, partially offsetting these net realized and unrealized losses was $29.0 million net realized and unrealized gains on our commercial real estate assets.

In addition, net realized and unrealized loss on debt totaled $19.7 million for the year ended December 31, 2015. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable.

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

For the year ended December 31, 2013

Other income totaled $150.9 million for the year ended December 31, 2013 and was comprised of a $157.1 million net realized and unrealized gain on investments coupled with other income of $20.7 million. The $157.1 million net realized and unrealized gain on investments was largely driven by positive mark-to-market changes and sales in our corporate loan portfolio and equity investments, at estimated fair value.

The above gains were partially offset by a $20.0 million loss on restructuring and extinguishment of debt in 2013 related to the conversion of our 7.5% convertible senior notes during the first quarter of 2013.

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

Base Management Fees
We pay our Manager a base management fee quarterly in arrears. Beginning 2013, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee.
In addition, during 2014 and 2013, we invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, our Manager agreed to reduce the base management fee payable by us to our Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership.
The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company		Predecessor Company
	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31,2013
Base management fees, net	$30,620	$25,883	$13,364	$39,065
CLO management fees credit(1)	(21,088)	(9,968)	(8,111)	(10,042)
Other related party fees credit	—	(770)	—	(3,994)
Total base management fees, net	$9,532	$15,145	$5,253	$25,029

(1)	See “CLO Management Fees” for further discussion.

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
Beginning in June 2013, our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2007‑A, CLO 2012-1, CLO 9 and CLO 11 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLO 2013-1, CLO 2013-2 and CLO 10 based on our 100% ownership of the subordinated notes in the CLO.
The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company		Predecessor Company
	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31,2013
Charged and retained CLO management fees(1)	$7,466	$8,651	$2,905	$7,240
CLO management fees credit	21,088	9,968	8,111	10,042
Total CLO management fees	$28,554	$18,619	$11,016	$17,282

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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
Successor Company

For the year ended December 31, 2015

Other expenses totaled $52.4 million for the year ended December 31, 2015 and was comprised primarily of related party management compensation of $38.1 million. Of the $38.1 million, $28.6 million was attributable to CLO management fees, which is based on the aggregate principal balance of cash and assets in each CLO. Overall, CLO management fees slightly declined from comparative prior periods due to the four CLOs called during the latter half of 2014 and 2015: CLO 2007-A, CLO 2006-1, CLO 2005-1 and CLO 2005-2, which ceased paying management fees. However, this was partially offset by new CLO issuances also during the latter half of 2014 and 2015: CLO 2011-1. CLO 9, CLO 10 and CLO 11, which began paying CLO management fees in 2015.

Base management fees, another component of related party management compensation, totaled $9.5 million for the year ended December 31, 2015. Base management fees, which are based on our “equity,” as defined in the Management Agreement, declined from comparative prior year periods primarily due to lower overall retained earnings and cash distributions made on our preferred and common shares. Fee Credits, which offset total base management fees equal to our pro rata share of the aggregate CLO management fees paid by these CLOs, also increased as a result of CLO 9, CLO 10 and CLO 11 paying management fees in 2015.

In addition, general, administrative and directors' expenses totaled $11.6 million for the year ended December 31, 2015.

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

For the year ended December 31, 2013

Other expenses totaled $97.4 million for the year ended December 31, 2013, which was largely driven by two factors. First, related party management compensation totaled $68.6 million, $25.0 million of which was related to net base management fees and $22.7 million of which was related to incentive fees, which are based in part upon our achievement of specified levels of net income. Second, general, administrative and directors' expenses totaled $19.5 million.

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
We evaluate the performance of our reportable segments based on several net income (loss) components. Net income (loss) includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period‑end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses, directors’ expenses and share‑based compensation expense are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part II-Item 8. Financial Statements and Supplementary Data-Note 15. Segment Reporting.”
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	Successor Company		Predecessor Company
	For the year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	For the year ended December 31, 2013
Revenues
Corporate loans and securities interest income	$319,643	$230,369	$114,992	$353,165
Residential mortgage-backed securities interest income	3,787	3,030	2,027	10,192
Net discount accretion	5,006	11,048	10,158	46,448
Dividend income	11,086	35,098	7,058	13,253
Other	287	94	20	2,151
Total revenues	339,809	279,639	134,255	425,209
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	151,375	98,610	39,923	86,792
Credit facilities	—	—	1,059	895
Convertible senior notes	—	—	1	4,178
Senior notes	26,871	17,748	9,234	28,059
Junior subordinated notes	15,893	10,510	4,681	14,313
Interest rate swaps	14,764	13,803	7,284	22,667
Other interest expense	—	—	14	208
Total interest expense	208,903	140,671	62,196	157,112
Interest expense to affiliates	—	—	—	26,943
Provision for loan losses	—	—	—	32,812
Other	5,561	1,533	289	1,733
Total investment costs and expenses	214,464	142,204	62,485	218,600
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	6,313	(6,890)	—	—
Credit default swaps	—	—	(181)	(4,220)
Total rate of return swaps	434	(470)	(2,065)	1,574
Common stock warrants	(2,412)	155	137	824
Foreign exchange(1)	2,777	(6,115)	588	(2,056)
Options	(5,117)	(1,472)	(19)	242
Total realized and unrealized gain (loss) on derivatives and foreign exchange	1,995	(14,792)	(1,540)	(3,636)
Net realized and unrealized gain (loss) on investments(2)	(386,090)	(249,478)	72,623	180,378
Net realized and unrealized gain (loss) on debt	(19,659)	16,478	—	—
Lower of cost or estimated fair value(2)	—	—	5,038	(5,899)
Impairment of securities available for‑sale and private equity at cost(2)	—	—	(4,391)	(19,512)
Other income	12,567	6,757	4,316	19,675
Total other income (loss)	(391,187)	(241,035)	76,046	171,006
Other expenses
Related party management compensation:
Base management fees	8,906	13,935	4,786	23,159

CLO management fees	28,555	18,619	11,016	17,282
Total related party management compensation	37,461	32,554	15,802	40,441
Professional services	2,560	2,928	3,508	8,016
Other general and administrative	10,610	5,221	3,811	12,413
Total other expenses	50,631	40,703	23,121	60,870
Income (loss) before income taxes	(316,473)	(144,303)	124,695	316,745
Income tax expense (benefit)	154	49	146	450
Net income (loss)	$(316,627)	$(144,352)	$124,549	$316,295

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

(2)
For the four months ended April 30, 2014 and year ended December 31, 2013, represents components of total net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

Revenues

Successor Company

For the year ended December 31, 2015

Revenues totaled $339.8 million for the year ended December 31, 2015 and was comprised primarily of corporate loan and security interest income of $319.6 million. This was a decline from comparative prior year periods largely due to a smaller corporate debt portfolio. Since the third quarter of 2014, we have called several CLOs and the CLOs subsequently issued have had a lower aggregate par value. This has generally led to a decline in revenues from CLOs and may continue to cause a decline in such revenues if not offset by other factors. As of December 31, 2015, our corporate loan portfolio had an aggregate par value of $5.7 billion with a weighted average coupon of 4.8%, while our corporate debt securities portfolio had an aggregate par value of $447.8 million with a weighted average coupon of 10.2%. Partially offsetting the smaller corporate debt portfolio was the increase in interest rates. As of December 31, 2015, 97.5% of our corporate loan portfolio was floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.61% as of December 31, 2015 and the percentage of our floating rate corporate debt portfolio with an average LIBOR floor of 1.0% was 80.7% as of December 31, 2015, both of which were higher than comparative prior year periods.

In addition, dividend income totaled $11.1 million for the year ended December 31, 2015. A majority of our dividend income was from our equity investments and interests in joint ventures and partnerships, at estimated fair value. Unlike our corporate debt portfolio, which have stated coupon rates, dividends are not necessarily contractual in their amounts or timing and may vary depending on investment performance.

For the eight months ended December 31, 2014
Revenues totaled $279.6 million for the eight months ended December 31, 2014 and was comprised primarily of corporate loan and security interest income of $203.1 million and $27.3 million, respectively. As of December 31, 2014, our corporate loan portfolio had an aggregate par value of $6.9 billion with a weighted average coupon of 4.7%, while our corporate debt securities portfolio had an aggregate par value of $634.7 million with a weighted average coupon of 7.8%, or 9.3% excluding subordinated notes in third‑party‑controlled CLOs. A majority of our corporate loan portfolio is floating rate indexed to the three‑month LIBOR; as such, LIBOR rates impact our earnings. The three‑month LIBOR was 0.26% as of December 31, 2014 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 74.3% as of December 31, 2014.
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

For the year ended December 31, 2013

Revenues totaled $425.2 million for the year ended December 31, 2013 and was comprised primarily of corporate loan interest income of $317.3 million. A majority of our corporate loan portfolio is floating rate indexed to the three-month LIBOR; as such, LIBOR rates impact our earnings. The three-month LIBOR was 0.25% as of December 31, 2013 and the percentage of our floating rate corporate debt portfolio with LIBOR floors was 61.6% as of December 31, 2013 with a weighted average floor of 1.0%.

In addition, for the year ended December 31, 2013, net discount accretion totaled $46.4 million and was primarily from our loan portfolio, and dividend income totaled $13.3 million which was received primarily from our equity investments, at estimated fair value.

Investment Costs and Expenses

Successor Company

For the year ended December 31, 2015

Investment costs and expenses totaled $214.5 million for the year ended December 31, 2015, of which $151.4 million was related to interest expense on our collateralized loan obligation secured notes and $42.8 million was related to our senior and junior subordinated notes. During the second half of 2014, we closed CLO 9 and CLO 10, secured financing transactions totaling $518.0 million and $415.6 million, respectively. During 2015, we closed CLO 11 and CLO 13, secured financing transactions totaling $564.5 million and $412.0 million, respectively. As such, interest expense for the year ended December 31, 2015 included the expense related to these four CLOs totaling $32.4 million. As of December 31, 2015, the aggregate par amount of our collateralized loan obligation secured notes was $4.9 billion. In addition, as the majority of our CLO debt is floating rate, the increase in average three-month LIBOR compared to the prior year resulted in higher interest expense.

In addition, we recorded additional interest expense on our collateralized loan obligation secured notes as a result of accelerated accretion of debt discounts of (i) approximately $14.0 million for CLO 2007-1 due to principal paydowns made throughout 2015 and (ii) $2.3 million for CLO 2006-1, $1.6 million for CLO 2005-1 and $1.4 million for CLO 2005-2 as a result of being called in February 2015, July 2015 and November 2015, respectively.

For the eight months ended December 31, 2014
Investment costs and expenses totaled $142.2 million for the eight months ended December 31, 2014, of which $98.6 million was related to interest expense on collateralized loan obligation secured notes and $17.7 million was related to interest expense on senior notes. During 2014, we closed three CLOs: (i) CLO 2013‑2 in January 2014, a $384.0 million secured financing transaction, (ii) CLO 9 in September 2014, a $518.0 million secured financing transaction and (iii) CLO 10 in December 2014, a $415.6 million secured financing transaction. As of December 31, 2014, the aggregate par amount of our collateralized loan obligation secured notes was $5.6 billion.
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

For the year ended December 31, 2013

Investment costs and expenses totaled $218.6 million for the year ended December 31, 2013, of which $113.7 million was related to interest expense on collateralized loan obligation secured notes and interest expense to affiliates and $42.4 million was related to our senior and junior subordinated notes. As of December 31, 2013, the aggregate par amount of our collateralized loan obligation secured notes was $5.3 billion.

We also recorded a provision for loan losses of $32.8 million for the year ended December 31, 2013 primarily as a result of a review of our impaired, held for investment loan portfolio, which included a certain loan that was determined to be impaired during the period.
Other Income (Loss)

Other income (loss) consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market and foreign currency exchange rates as of each period-end.

Successor Company

For the year ended December 31, 2015

Other loss totaled $391.2 million for the year ended December 31, 2015, primarily driven by $386.1 million of net realized and unrealized losses on investments. This was largely comprised of net realized and unrealized losses on our corporate loan portfolio of $246.6 million and interests in joint ventures and partnerships of $76.6 million. Of the $246.6 million net realized and unrealized loss on our corporate loan portfolio, $121.9 million was related to one issuer, Texas Competitive Electric Holdings Company LLC in the electric utility industry, which was negatively impacted by the decline in commodity prices. The remaining net realized and unrealized loss was primarily concentrated in the homebuilding, maritime and consumer product industries due to general market conditions. For example, overall, the S&P/LSTA Loan Index returned -0.69% for the year ended December 31, 2015. Refer to the table below for the components of net realized and unrealized gain (loss) on investments.

Additionally, net realized and unrealized loss on collateralized loan obligation secured notes totaled $19.7 million for the year ended December 31, 2015. As described above, beginning January 1, 2015, we elected the fair value option of accounting for both our corporate loan portfolio and our CLO liabilities. As such, any changes in estimated fair value are recorded in net realized and unrealized gain (loss) on investments and net realized and unrealized gain (loss) on debt, respectively, in the consolidated statements of operations.

Partially offsetting the above, was $12.6 million of trade-related income for the year ended December 31, 2015.

For the eight months ended December 31, 2014
Total other loss was $241.0 million for the eight months ended December 31, 2014, primarily driven by net realized and unrealized loss on investments which totaled $249.5 million. Of the $249.5 million net realized and unrealized loss on investments, $204.0 million was related to unrealized losses on our corporate loan portfolio largely attributable to general market conditions. For example, the S&P/LSTA Loan Index returned 0.28% for the eight months ended December 31, 2014. Specifically, $88.9 million of unrealized losses were attributable to two investments focused on the education and energy sectors. The decreased valuations of these two investments were primarily related to individual company performance and the decline in commodity prices, respectively.
Partially offsetting these unrealized losses was a $16.5 million unrealized gain on collateralized loan obligation secured notes for the eight months ended December 31, 2014. As described above, as of the Effective Date, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which were determined to be more observable.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the year ended December 31, 2015 and eight months ended December 31, 2014 (amounts in thousands):

	Successor Company
	For the year ended December 31, 2015			For the eight months ended December 31, 2014
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$(195,256)	$(51,356)	$(246,612)	$(204,006)	$1,411	$(202,595)
Corporate debt securities	(38,571)	(8,753)	(47,324)	(11,847)	4,889	(6,958)
RMBS	2,299	(2,044)	255	387	(1,998)	(1,611)
Equity investments, at estimated fair value	(28,296)	12,456	(15,840)	(30,168)	(556)	(30,724)
Interests in joint ventures and partnerships, at estimated fair value and other	(86,870)	10,301	(76,569)	(12,094)	4,504	(7,590)
Total	$(346,694)	$(39,396)	$(386,090)	$(257,728)	$8,250	$(249,478)

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

For the year ended December 31, 2013

Other income totaled $171.0 million for the year ended December 31, 2013. Net realized and unrealized gain on investments totaled $180.4 million for the year ended December 31, 2013, primarily driven by net realized and unrealized gains on our corporate loan portfolio and equity investments, at estimated fair value and trade-related income totaled $19.7 million for the year ended December 31, 2013. However, offsetting these gains were $19.5 million in impairment losses recorded for securities available‑for‑sale that we determined to be other‑than‑temporarily impaired in 2013.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the four months ended April 30, 2014 and year ended December 31, 2013 (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014			For the year ended December 31, 2013
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$10,586	$10,761	$21,347	$13,709	$83,207	$96,916
Corporate debt securities	4,060	7,429	11,489	9,228	9,271	18,499
RMBS	14,889	(9,839)	5,050	24,909	(14,222)	10,687
Equity investments, at estimated fair value	12,406	11,991	24,397	40,396	2,049	42,445
Interests in joint ventures and partnerships, at estimated fair value and other	10,340	—	10,340	12,486	(655)	11,831
Total	$52,281	$20,342	$72,623	$100,728	$79,650	$180,378

Other Expenses

Successor Company

For the year ended December 31, 2015

Other expenses totaled $50.6 million for the year ended December 31, 2015 and was comprised primarily of related party management compensation, which includes base management fees and CLO management fees. CLO management fees and base management fees totaled $28.6 million and $8.9 million, respectively, for the year ended December 31, 2015. CLO management fees charged were for all of our Cash Flow CLOs with the exception of CLO 2011-1 and CLO 13. CLO 9, CLO 10 and CLO 11, which all closed between September 2014 and May 2015, began paying CLO management fees for the first time in 2015 and paid a total of $6.0 million during the year ended December 31, 2015. Offsetting these fees from new CLOs was the lack of fees received from legacy CLOs that were called during 2014 and 2015.

In addition, other general and administrative expenses totaled $10.6 million for the year ended December 31, 2015, of which $5.5 million was related to reimbursable expenses and $2.6 million was related to the cash obligations due under the KFN Non-Employee Directors' Deferred Compensation and Share Award Plan as a result of the Merger Transaction.

For the eight months ended December 31, 2014
Other expenses totaled $40.7 million for the eight months ended December 31, 2014, primarily due to related party management compensation of $32.6 million. Related party management compensation includes base management fees and CLO management fees. CLO management fees expense for CLO 2005‑1, CLO 2007‑1, CLO 2007‑A, CLO 2012‑1, CLO 2013‑1 and CLO 2013‑2 were recorded during the eight months ended December 31, 2014. See “Consolidated Results” above for further discussion around the CLO management fee and base management fee offsets.
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

For the year ended December 31, 2013

Other expenses totaled $60.9 million for the year ended December 31, 2013, primarily due to related party management compensation. Related party management compensation is comprised of base management fees and CLO management fees which totaled $23.2 million and $17.3 million, respectively, for the year ended December 31, 2013. CLO management fees charged were for CLO 2005-1, CLO 2007-1, CLO 2007-A and CLO 2012-1. See “Consolidated Results” above for further discussion around the CLO management fee and base management fee offsets.

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	Successor Company		Predecessor Company
	For the year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	For the year ended December 31, 2013
Revenues
Oil and gas revenue:
Natural gas sales	$1,489	$16,085	$13,547	$32,271
Oil sales	13,079	30,973	40,122	66,706
Natural gas liquids sales	1,109	7,026	6,211	15,415
Other	—	3,532	1,902	4,786
Total revenues	15,677	57,616	61,782	119,178
Investment costs and expenses
Oil and gas production costs:
Lease operating expenses	—	7,500	7,088	16,546
Workover expenses	—	572	811	2,899
Transportation and marketing expenses	—	4,030	4,415	10,054
Severance and ad valorem taxes	734	3,127	2,458	6,315
Total oil and gas production costs	734	15,229	14,772	35,814
Oil and gas depreciation, depletion and amortization	5,406	19,458	22,471	44,061
Interest expense:
Credit facilities	—	1,473	776	2,249
Convertible senior notes	—	—	—	244
Senior notes	932	934	641	1,774
Junior subordinated notes	553	553	325	905
Total interest expense	1,485	2,960	1,742	5,172
Other	—	470	(70)	1,127
Total investment costs and expenses	7,625	38,117	38,915	86,174
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Commodity swaps	—	(1,660)	(8,371)	(4,266)
Total net realized and unrealized gain (loss) on derivatives and foreign exchange	—	(1,660)	(8,371)	(4,266)
Net realized and unrealized gain (loss) on investments	(70,630)	(113,743)	1	(10,407)
Other income	—	262	247	1,031
Total other income (loss)	(70,630)	(115,141)	(8,123)	(13,642)
Other expenses
Related party management compensation:
Base management fees	312	818	332	1,437
Total related party management compensation	312	818	332	1,437
Professional services	89	298	580	1,140
Insurance	—	14	56	323
Other general and administrative	778	1,089	665	1,935
Total other expenses	1,179	2,219	1,633	4,835
Income (loss) before income taxes	(63,757)	(97,861)	13,111	14,527
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$(63,757)	$(97,861)	$13,111	$14,527

As described previously above, on September 30, 2014, we closed the Trinity transaction. As of December 31, 2015, our Trinity asset, which is carried at estimated fair value, totaled $9.5 million and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on our consolidated balance sheets. Net realized and unrealized gains or losses on Trinity are recorded in other income (loss) on our consolidated statements of operations.

In addition, during the third quarter of 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent.

Revenues

Successor Company

For the year ended December 31, 2015

Revenues totaled $15.7 million for the year ended December 31, 2015 which represented sales from oil and gas production on our overriding royalty interest properties. As a result of the Trinity transaction and the distribution of natural resource assets to our Parent, both of which occurred during the third quarter of 2014, total oil and gas revenues were negatively impacted. As of December 31, 2015, our overriding royalty interest properties had a carrying amount of $114.9 million. In addition, we had natural resources interests in joint ventures with a carrying amount of $114.1 million as of December 31, 2015, which included the interest in Trinity as described above.

For our interests in joint ventures and partnerships, changes in value were reflected as unrealized gains or losses in the consolidated statements of operations. As these interests get marked to market, oil and gas revenues and associated expenses, including production costs and DD&A, were not applicable and pertained only to our oil and gas properties totaling $114.9 million. Unless we acquire additional properties, oil and gas revenues and associated expenses will only be reported for our overriding royalty interest properties.
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

For the year ended December 31, 2013

Revenues totaled $119.2 million for the year ended December 31, 2013 which represented sales from oil and gas production on our working and overriding royalty interest properties. As of December 31, 2013, our working and overriding royalty interests had a carrying amount of $400.4 million.

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

Successor Company

For the year ended December 31, 2015

Investment costs and expenses totaled $7.6 million for the year ended December 31, 2015. A majority was related to DD&A on our overriding royalty interest properties, which totaled $5.4 million for the year ended December 31, 2015. As a result of the Trinity transaction and distribution of natural resources assets to our Parent during the third quarter of 2014, which had previously contributed to oil and gas revenue and associated expenses, DD&A decreased compared to prior periods. As of December 31, 2015, our overriding royalty interest properties had a carrying amount of $114.9 million.

In addition, interest expense totaled $1.5 million for the year ended December 31, 2015 and represented allocated interest expense. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. The carrying value of our natural resources assets, comprised of both oil and gas properties and interests in joint ventures and partnerships totaled $196.4 million, excluding noncontrolling interests of $32.6 million, as of December 31, 2015.

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
In addition, investment costs and expenses was comprised of oil and gas production costs totaling $15.2 million for the eight months ended December 31, 2014, of which $7.5 million was from lease operating expenses.
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

For the year ended December 31, 2013

Investment costs and expenses totaled $86.2 million for the year ended December 31, 2013. A majority was related to DD&A, which totaled $44.1 million for the year ended December 31, 2013 due to continued production and depletable costs that resulted from the drilling and completion of additional wells. Oil and gas production costs totaled $35.8 million for the year ended December 31, 2013, of which $16.5 million was from lease operating expenses and $10.1 million was from transportation and marketing expenses.

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

Successor Company

For the year ended December 31, 2015

Other loss totaled $70.6 million for the year ended December 31, 2015, primarily as a result of net realized and unrealized loss on our investments, of which $42.1 million was related to unrealized losses on Trinity. The unrealized losses for the year ended December 31, 2015 were primarily attributable to the significant decline in long-term oil, condensate, natural gas liquids, and natural gas prices throughout 2015. For example, the long-term price of WTI crude oil declined from approximately $67 per barrel to $50 per barrel and the long-term price of natural gas declined from approximately $3.77 per mcf to $2.90 per mcf as of December 31, 2014 and December 31, 2015, respectively. If such decline in prices persists or worsens or if it is not offset by other factors, we would expect the value of our natural resources investments to be adversely impacted. For additional information regarding our natural resources valuation methodologies, see “Fair Value of Financial Instruments” in Note 2 to the consolidated financial statements included elsewhere in this report.

For the eight months ended December 31, 2014
Other loss totaled $115.1 million for the eight months ended December 31, 2014. This loss was primarily as a result of a $113.7 million net realized and unrealized loss on our investments, of which $95.1 million was related to unrealized losses on Trinity. As described above, during the third quarter of 2014, certain of our working interests in oil and gas properties, which were previously carried at cost, net of DD&A, were contributed along with assets from a third party to form Trinity and were classified as interests in joint ventures and partnerships, at estimated fair value. Changes in estimated fair value are recorded in net realized and unrealized gain (loss) on investments in the consolidated statements of operations. This change in accounting treatment, coupled with declining commodity prices, negatively impacted the fair value of Trinity. Specifically, this decrease in value was primarily attributable to a drop in long‑term oil, condensate, natural gas liquids, and natural gas prices during the year ended December 31, 2014 with the greatest declines occurring in the fourth quarter. For example, the 2017 price of WTI crude oil declined from approximately $85 per barrel to $67 per barrel and the 2017 price of natural gas declined from approximately $4.22 per mcf to $3.76 per mcf as of September 30, 2014 and December 31, 2014, respectively. For additional information regarding our natural resources valuation methodologies, see “Fair Value of Financial Instruments” in Note 2 to the consolidated financial statements included elsewhere in this report.
Predecessor Company

For the four months ended April 30, 2014

Other loss totaled $8.1 million for the four months ended April 30, 2014 primarily attributable to an $8.4 million net realized and unrealized loss on our commodity swaps, of which $2.5 million was from derivative settlements and the remaining was from changes in market valuations on the derivatives.

For the year ended December 31, 2013

Other loss totaled $13.6 million for the year ended December 31, 2013 primarily attributable to $10.4 million of impairment charges recorded on certain of our oil and natural gas properties. We evaluate our proved oil and natural gas properties and related equipment and facilities for impairment whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. Downward revisions in estimates of reserve quantities, expectations of falling commodity prices or rising operating or development costs could indicate and result in impairments. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. In addition, we periodically and, at a minimum, annually evaluate our unproved oil and natural gas properties for impairment on a property‑by‑property basis.

Also included in other loss for the year ended December 31, 2013 was $4.3 million of realized and unrealized loss on commodity swaps. In 2013, we used commodity derivative contracts, consisting of oil, natural gas and certain NGL products receive-fixed, pay-floating swaps for certain years through 2016. Unrealized gains and losses on commodity swaps result from changes in commodity prices from period to period, as well as changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized. Realized gains and losses represent amounts related to the settlement of derivative instruments which, for commodity derivatives, are aligned with the underlying production. During the year ended December 31, 2013, net realized gains on commodity swaps totaled $1.3 million.

Other Expenses

Successor Company

For the year ended December 31, 2015

Other expenses totaled $1.2 million for the year ended December 31, 2015 and was comprised primarily of general and administrative expenses and related party management compensation. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. The carrying value of our natural resources assets, comprised of both oil and gas properties and interests in joint ventures and partnerships totaled $196.4 million, excluding noncontrolling interests of $32.6 million, as of December 31, 2015. General and administrative expenses include reimbursable costs and payments due to the third party engaged to operate and manage a portion of our interests.

For the eight months ended December 31, 2014

Other expenses totaled $2.2 million for the eight months ended December 31, 2014, and was comprised primarily of general and administrative expenses and related party management compensation. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period‑end. General and administrative expenses include reimbursable costs and payments due to the third party engaged to operate and manage a portion of our interests.
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

For the year ended December 31, 2013

Other expenses totaled $4.8 million for the year ended December 31, 2013 and was comprised primarily of general and administrative expenses and professional services. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. General and administrative expenses also include reimbursable costs and payments due to the third party we engaged to operate and manage a portion of our interests.

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	Successor Company		Predecessor Company
	For the year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	For the year ended December 31, 2013
Revenues
Dividend income	$19,770	$13,090	$21,205	$1,519
Total revenues	19,770	13,090	21,205	1,519
Investment costs and expenses
Interest expense:
Credit facilities	—	—	29	18
Convertible senior notes	—	—	—	50
Senior notes	977	501	262	572
Junior subordinated notes	578	298	134	291
Other interest expense	13	7	—	—
Total interest expense	1,568	806	425	931
Other	—	9	—	—
Total investment costs and expenses	1,568	815	425	931
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	163	(2,055)	128	1,064
Total realized and unrealized gain (loss) on derivatives and foreign exchange	163	(2,055)	128	1,064
Net realized and unrealized gain (loss) on investments	29,011	13,849	(11,717)	12,512
Total other income (loss)	29,174	11,794	(11,589)	13,576
Other expenses
Related party management compensation:
Base management fees	313	392	135	433
Total related party management compensation	313	392	135	433
Professional services	92	84	95	173
Other general and administrative	7	—	—	—
Total other expenses	412	476	230	606
Income before income taxes	46,964	23,593	8,961	13,558
Income tax expense	1,036	435	16	17
Net income	$45,928	$23,158	$8,945	$13,541

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our consolidated statements of operation.

Revenues

Successor Company

For the year ended December 31, 2015

Revenues totaled $19.8 million for year ended December 31, 2015 from dividend payments on certain of our commercial real estate assets, the majority of which was earned on our legacy assets purchased in 2012 and 2013. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount. As of December 31, 2015, our commercial real estate assets had a carrying value of $249.4 million.

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

For the year ended December 31, 2013

Revenues totaled $1.5 million for the year ended December 31, 2013 and represented a dividend payment related to one of our commercial real estate investments. As of December 31, 2013, our commercial real estate assets had a carrying value of $186.6 million.

Investment Costs and Expenses

Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

Successor Company

For the year ended December 31, 2015

Investment costs and expenses totaled $1.6 million for the year ended December 31, 2015, the majority of which represented allocated interest expense. During 2015, we continued to make incremental commercial real estate asset acquisitions which increased our investment portfolio balance and amounts allocated for costs and expenses. As of December 31, 2015, our commercial real estate assets had a carrying value of $249.4 million.

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

For the year ended December 31, 2013

Investment costs and expenses totaled $0.9 million for the year ended December 31, 2013 and represented allocated interest expense. As of December 31, 2013, our commercial real estate assets had a carrying value of $186.6 million.

Other Income (Loss)

Successor Company

For the year ended December 31, 2015

Other income totaled $29.2 million for the year ended December 31, 2015. This income was primarily as a result of a $29.0 million net realized and unrealized gain on our investments, of which $7.7 million was related to realized gains from the sale of a property in one of our investments while the remaining represented unrealized gains on our commercial real estate assets as of period-end.

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

For the year ended December 31, 2013

Other income totaled $13.6 million for the year ended December 31, 2013 and primarily represented net realized and unrealized gains of $12.5 million on our commercial real estate assets. Commercial real estate holdings are recorded at estimated fair value on our consolidated balance sheets with net realized and unrealized gain (loss) on investments recorded in other income (loss) on our consolidated statements of operation. Also included in total other income in 2013 was $1.1 million of unrealized gains on foreign exchange forward contracts and remeasurement related to our foreign denominated commercial real estate assets.

Other Expenses

Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end.

Successor Company

For the year ended December 31, 2015

Other expenses totaled $0.4 million for the year ended December 31, 2015 and was comprised primarily of allocated net base management fees expense. As of December 31, 2015, our commercial real estate assets had a carrying value of $249.4 million.

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
Predecessor Company

For the four months ended April 30, 2014

Other expenses totaled $0.2 million for the four months ended April 30, 2014 and was comprised of allocated net base management fees expense and professional services. As described above, as a result of incremental commercial real estate asset acquisitions made in 2014, the investment portfolio balance and amounts allocated for costs and expenses have increased. As of April 30, 2014, our commercial real estate assets had a carrying value of $194.0 million.

For the year ended December 31, 2013

Other expenses totaled $0.6 million for the year ended December 31, 2013 and was comprised of allocated net base management fees expense and professional services. As of December 31, 2013, our commercial real estate assets had a carrying value of $186.6 million.

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
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the year ended December 31, 2015 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
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

For the year ended December 31, 2015, we recorded total income tax expense of $1.2 million. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our consolidated balance sheets.

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
Corporate Debt Portfolio
Our corporate debt investment portfolio primarily consists of investments in corporate loans and corporate debt securities. Our corporate loans primarily consist of senior secured, second lien and subordinated loans. The corporate loans we invest in are generally below investment grade and are primarily floating rate indexed to three‑month LIBOR. Our investments in corporate debt securities primarily consist of fixed rate investments in below investment grade corporate bonds that are senior secured, senior unsecured and subordinated. We evaluate and monitor the asset quality of our investment portfolio by performing detailed credit reviews and by monitoring key credit statistics and trends. The key credit statistics and trends we monitor to evaluate the quality of our investments include credit ratings of both our investments and the issuer, financial performance of the issuer including earnings trends, free cash flows of the issuer, debt service coverage ratios of the issuer, financial leverage of the issuer, and industry trends that have or may impact the issuer’s current or future financial performance and debt service ability.
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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $5.7 billion as of December 31, 2015 and $6.9 billion as of December 31, 2014. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans.
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
The following table summarizes our corporate loans portfolio stratified by type:
Corporate Loans
(Amounts in thousands)

	December 31, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$5,513,949	$5,401,562	$4,997,394	$6,735,553	$6,565,011	$6,357,273
Second lien	83,492	81,453	78,267	20,569	17,116	18,961
Subordinated	125,205	136,800	112,949	151,251	128,443	130,330
Total	$5,722,646	$5,619,815	$5,188,610	$6,907,373	$6,710,570	$6,506,564

As of December 31, 2015, $5.6 billion par amount, or 97.5%, of our corporate loan portfolio was floating rate and $142.6 million par amount, or 2.5%, was fixed rate. In addition, as of December 31, 2015, $163.2 million par amount, or 2.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 70.6% was denominated in Euros. As of December 31, 2014, $6.7 billion par amount, or 96.9%, of our corporate loan portfolio was floating rate and $213.2 million par amount, or 3.1%, was fixed rate. In addition, as of December 31, 2014, $234.3 million par amount, or 3.4%, of our corporate loan portfolio was denominated in foreign currencies, of which 78.1% was denominated in Euros.
As of December 31, 2015, our fixed rate corporate loans had a weighted average coupon of 15.7% and a weighted average years to maturity of 4.2 years, as compared to 8.8% and 2.8 years, respectively, as of December 31, 2014. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.5% as of both December 31, 2015 and December 31,

2014, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.7% as of both December 31, 2015 and December 31, 2014. The weighted average years to maturity of our floating rate corporate loans was 4.1 years as of both December 31, 2015 and December 31, 2014.
Successor Company
Non‑Accrual Loans
Loans are placed on non‑accrual status when there is uncertainty regarding whether future income amounts on the loan will be earned and collected. While on non‑accrual status, interest income is recognized using the cost‑recovery method, cash‑basis method or some combination of the two methods. A loan is placed back on accrual status when the ultimate collectability of the principal and interest is no longer in doubt. When placed on non‑accrual status, previously recognized accrued interest is reversed and charged against current income.
As of December 31, 2015, we held a total par value and estimated fair value of non-accrual loans of $435.2 million and $127.5 million, respectively, and $580.1 million and $342.1 million, respectively, as of December 31, 2014.
Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of December 31, 2015, we had one corporate loan that was in default with a total estimated fair value of $113.6 million from one issuer. As of December 31, 2014, we held four corporate loans that were in default with a total estimated fair value of $266.9 million from two issuers.
Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2015, approximately 31% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC (“TXU”) and PQ Corp., which combined represented $434.6 million, or approximately 8% of the aggregate estimated fair value of our corporate loans. As of December 31, 2014, approximately 38% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and First Data Corp., which combined represented $700.4 million, or approximately 11% of the aggregate estimated fair value of our corporate loans.
Predecessor Company
Allowance for Loan Losses
Beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for an allowance for loan losses. Accordingly, disclosure related to allowance for loan losses pertains to the Predecessor Company.
The following table summarizes the changes in the allowance for loan losses for our corporate loan portfolio (amounts in thousands):

Allowance for Loan Losses:	For the four months ended April 30, 2014	Year ended December 31, 2013
Beginning balance	$224,999	$223,472
Provision for loan losses	—	32,812
Charge-offs	(1,458)	(31,285)
Ending balance	$223,541	$224,999

The charge-offs recorded during the four months ended April 30, 2014 and year ended December 31, 2013 were comprised primarily of loans modified in TDRs and loans transferred to loans held for sale.

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
During the four months ended April 30, 2014, we recognized $5.3 million of interest income from cash receipts for loans on non‑accrual status. Comparatively, during the year ended December 31, 2013, we recognized $25.1 million of interest income from cash receipts for loans on non‑accrual status.
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
The following table presents the aggregate balance of loans whose terms have been modified in a TDR (dollar amounts in thousands):

	Four months ended April 30, 2014			Year ended December 31, 2013
	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(2)	Number of TDRs	Pre-modification outstanding recorded investment(1)	Post-modification outstanding recorded investment(1)(3)
Troubled debt restructurings:
Loans held for investment	1	$154,075	$—	2	$68,358	39,430
Loans at estimated fair value	2	41,347	24,571	1	1,670	1,229
Total		$195,422	$24,571		$70,028	$40,659

(1)	Recorded investment is defined as amortized cost plus accrued interest.

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

During the year ended December 31, 2013, we modified an aggregate recorded investment of $70.0 million related to three issuers in restructurings which qualified as TDRs. These restructurings occurred during the first quarter of 2013 and involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four‑year period with a higher coupon of 6.8%. Prior to the restructurings, two of the TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre‑modified loans and the estimated fair value of the new assets was charged‑off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge‑offs for the year ended December 31, 2013, which comprised 86% of the total $31.3 million of charge‑offs recorded during the year ended December 31, 2013.
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

The following table summarizes the changes in our corporate loans held for sale balance (amounts in thousands):

	For the four months ended April 30, 2014	Year ended December 31, 2013
Beginning balance	$279,748	$128,289
Transfers in	348,808	323,416
Transfers out	—	—
Sales, paydowns, restructurings and other	(87,447)	(166,058)
Lower of cost or estimated fair value adjustment(1)	5,038	(5,899)
Net carrying value	$546,147	$279,748

(1)	Represents the recorded net adjustment to earnings for the respective period.

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

The following table summarizes the changes in the lower of cost or estimated fair value adjustment for our corporate loans held for sale portfolio (amounts in thousands):

Lower of cost or estimated fair value:	For the four months ended April 30, 2014	Year ended December 31, 2013
Beginning balance	$(15,920)	$(14,047)
Sale and paydown of loans held for sale	43	4,026
Transfer of loans to held for investment	—	—
Declines in estimated fair value	(4,453)	(15,620)
Recoveries in estimated fair value	9,491	9,721
Ending balance	$(10,839)	$(15,920)

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

Corporate Debt Securities

Our corporate debt securities portfolio had an aggregate par value of $447.8 million and $634.7 million as of December 31, 2015 and December 31, 2014, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets.
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
The following table summarizes our corporate debt securities portfolio stratified by type:
Corporate Debt Securities
(Amounts in thousands)

	December 31, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$178,396	$166,313	$110,406	$225,898	$204,222	$200,196
Senior unsecured	137,634	137,949	142,990	196,155	201,700	195,955
Subordinated	131,720	122,997	114,502	212,695	193,537	187,270
Total	$447,750	$427,259	$367,898	$634,748	$599,459	$583,421

As of December 31, 2015, $307.1 million par amount, or 72.3%, of our corporate debt securities portfolio was fixed rate and $117.9 million par amount, or 27.7%, was floating rate. In addition, we had $22.8 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2014, $413.2 million par amount, or 77.8%, of our corporate debt securities portfolio was fixed rate and $118.2 million par amount, or 22.2%, was floating rate. In addition, we had $103.4 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs.
As of December 31, 2015, $26.2 million par amount, or 5.8%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 87.3% was denominated in Euros. As of December 31, 2014, $85.2 million par amount, or 13.4%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 95.8% was denominated in Euros.
As of December 31, 2015, our fixed rate corporate debt securities had a weighted average coupon of 8.4% and a weighted average years to maturity of 2.8 years, as compared to 8.2% and 4.4 years, respectively, as of December 31, 2014. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 14.7% as of December 31, 2015 and 13.3% as of December 31, 2014, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.0% and 1.7% as of December 31, 2015 and December 31, 2014, respectively. The weighted average years to maturity of our floating rate corporate debt securities was 5.9 years and 7.7 years as of December 31, 2015 and December 31, 2014, respectively.
Successor Company
Defaulted Securities
As of December 31, 2015, we had no corporate debt securities in default. As of December 31, 2014, the Company had a corporate debt security from one issuer in default with an estimated fair value of $8.7 million, which was on non-accrual status.

Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2015, approximately 89% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and JC Penney Corp. Inc. which combined represented $192.5 million, or approximately 52% of the estimated fair value of our corporate debt securities. As of December 31, 2014, approximately 70% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, JC Penney Corp. Inc. and LCI Helicopters Limited which combined represented $213.6 million, or approximately 37% of the estimated fair value of our corporate debt securities.
Predecessor Company
Impaired Securities
During the four months ended April 30, 2014 and year ended December 31, 2013, we recorded impairment losses totaling $4.4 million and $19.5 million, respectively, for corporate debt securities that we determined to be other-than-temporarily impaired. These securities were determined to be other-than-temporarily impaired either due to our determination that recovery in value was no longer likely or because we decided to sell the respective security in response to specific credit concerns regarding the issuer.

Other Holdings
Our other holdings primarily consisted of royalty interests in oil and gas properties, equity investments, as well as interests in joint ventures and partnerships.
Natural Resources Holdings

Our natural resources holdings consisted of the following as of December 31, 2015 and December 31, 2014 (amounts in thousands):

	As of December 31, 2015	As of December 31, 2014
Oil and gas properties, net	$114,868	$120,274
Interests in joint ventures and partnerships(1)	114,136	176,420
Total	$229,004	$296,694
_____________________

(1)
Includes $32.6 million and $37.4 million of noncontrolling interests as of December 31, 2015 and December 31, 2014, respectively. Refer to “Interests in Joint Ventures and Partnerships Holdings” below for further discussion around the aggregate balance of our interests in joint ventures and partnerships.

As of December 31, 2015 and December 31, 2014, our oil and gas properties, net totaled $114.9 million and $120.3 million, respectively, and consisted solely of overriding royalty interests in acreage located in Texas. The overriding royalty interests include producing oil and natural gas properties operated by unaffiliated third parties. We had approximately 902 and 571 gross productive wells as of December 31, 2015 and December 31, 2014, respectively, in which we own an overriding royalty interest, and the acreage is still under development.

During the third quarter of 2014, certain of our natural resources assets focused on development of oil and gas properties, with an approximate aggregate fair value of $179.2 million, were distributed to our Parent. The related, asset-based revolving credit facility maturing on February 27, 2018, which was used to partially finance these natural resources assets, was terminated with all amounts outstanding repaid as of July 1, 2014. Prior to distribution, these assets were classified as oil and gas properties, net on our consolidated balance sheets.

In addition, on September 30, 2014, we closed the Trinity transaction. In connection with the transaction, the related nonrecourse, asset-based revolving credit facility maturing on November 5, 2015, which was used to partially finance our natural resources assets, was terminated with all amounts outstanding repaid as of September 30, 2014. Prior to the transaction, these assets were classified as oil and gas properties, net on our consolidated balance sheets. Subsequent to the transaction, our Trinity asset was carried at estimated fair value and classified as interests in joint ventures and partnerships on our consolidated balance sheets.
The meaningful fall in commodity prices, which started during the second half of 2014, continued throughout 2015. The long-term price of WTI crude oil declined from approximately $67 per barrel as of December 31, 2014 to approximately $50 per barrel as of December 31, 2015, while the long-term price of natural gas declined from $3.77 per mcf as of December 31, 2014 to $2.90 per mcf as of December 31, 2015. These lower commodity prices have had an unfavorable impact on our natural resources segment. Specifically, the value of our interests in joint ventures and partnerships, which are carried at estimated fair value, declined significantly. For the year ended December 31, 2015, unrealized losses on our natural resources assets totaled $70.6 million. If such decline in prices persists or worsens or if it is not offset by other factors, we would expect the value of our natural resources assets to continue to be adversely impacted.
Equity Holdings

As of December 31, 2015 and December 31, 2014, our equity investments carried at estimated fair value totaled $262.9 million and $181.4 million, respectively. The following table summarizes the changes in our equity investments, at estimated fair value (amounts in thousands):

	Successor Company		Predecessor Company
	Year ended December 31, 2015	For the eight months ended December 31, 2014	For the four month ended April 30, 2014
Beginning balance	$181,378	$297,054	$181,212
Additions	122,066	43,885	105,192
Dispositions and paydowns	(10,232)	(125,281)	(11,262)
Unrealized gains (losses)	(28,297)	(30,168)	14,933
Other(1)	(1,969)	(4,112)	1,284
Ending balance	$262,946	$181,378	$291,359
_____________________
(1) Includes foreign exchange translation.

As discussed further below under "Contributions and Distributions," certain equity investments at estimated fair value were contributed from and distributed to our Parent during the second half of 2014.

Interests in Joint Ventures and Partnerships Holdings
As of December 31, 2015 and December 31, 2014, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate estimated fair value of $888.4 million, which included noncontrolling interests of $82.9 million and $718.8 million, which included noncontrolling interests of $100.2 million, respectively. We currently consolidate majority owned entities for which we are presumed to have control. Specifically, we consolidate three entities, all of which are classified as interests in joint ventures and partnerships. Noncontrolling interests represent the ownership interests that certain third parties hold in these entities that are consolidated in our financial results.
Equity
As discussed in “Executive Overview-Basis of Presentation”, in connection with the Merger Transaction, purchase accounting required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss be recognized within the equity section of our consolidated financial statements. In addition, as of the Effective Date, we discontinued hedge accounting for our cash flow hedges and elected the fair value option of accounting for our securities available‑for‑sale, both of which resulted in any changes in estimated fair value to be recorded in the consolidated statements of operations, rather than accumulated other comprehensive loss.
On June 27, 2014, our board of directors approved a reverse stock split whereby the number of our issued and outstanding common shares was reduced to 100 common shares, all of which are held solely by our Parent.
Our total equity at December 31, 2015 totaled $2.0 billion, which included $82.9 million of noncontrolling interests related to entities we now consolidate, compared to $2.5 billion, which included $100.2 million of noncontrolling interests, at December 31, 2014. Noncontrolling interests represent the equity component held by third parties.

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
On October 26, 2015, our board of directions approved the distribution of cash to our Parent totaling $251.7 million, which was paid on October 30, 2015.

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
Separately, on October 26, 2015, our board of directors approved the receipt of a contribution from our Parent of certain general partner interests in an alternative credit fund. The estimated fair value of the contribution totaled approximately $251.7 million at the time of transfer and was completed on October 30, 2015.

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

Preferred Shareholders
The following table shows the distributions declared on our 14.95 million Series A LLC Preferred Shares outstanding for the years ended December 31, 2015 and 2014:

Declaration Date	Record Date	Payment Date	Cash Distribution Declared per Preferred Share
Year ended December 31, 2015
March 26, 2015	April 8, 2015	April 15, 2015	$0.460938
June 25, 2015	July 8, 2015	July 15, 2015	$0.460938
September 24, 2015	October 8, 2015	October 15, 2015	$0.460938
December 23, 2015	January 8, 2016	January 15, 2016	$0.460938
Year ended December 31, 2014
March 25, 2014	April 8, 2014	April 15, 2014	$0.460938
June 27, 2014	July 8, 2014	July 15, 2014	$0.460938
September 25, 2014	October 8, 2014	October 15, 2014	$0.460938
December 22, 2014	January 8, 2015	January 15, 2015	$0.460938
Common Shareholders
The following table shows the distributions declared on common shares for the years ended December 31, 2015 and 2014:

	Record and Declaration Date	Payment Date	Cash Distribution Declared per Common Share
Year ended December 31, 2015
First Quarter ended March 31, 2015(1)	May 7, 2015	May 8, 2015	$342,908
Second Quarter ended June 30, 2015(1)	August 6, 2015	August 7, 2015	$521,120
Third Quarter ended September 30, 2015(1)	November 5, 2015	November 6, 2015	$375,155
Fourth Quarter ended December 31, 2015(1)	February 25, 2016	February 26, 2016	$383,135
Year ended December 31, 2014
First Quarter ended March 31, 2014(2)	—	—	—
Second Quarter ended June 30, 2014(1)	August 11, 2014	August 12, 2014	$297,322
Third Quarter ended September 30, 2014(1)	November 13, 2014	November 14, 2014	$464,892
Fourth Quarter ended December 31, 2014(1)	February 26, 2015	February 27, 2015	$551,627
_________________________

(1)	Our Parent owns 100 common shares, constituting all of our outstanding common shares.

(2)
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
LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of December 31, 2015, we had unrestricted cash and cash equivalents totaling $320.1 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the secured and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’), as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the secured note holders of the Cash Flow CLOs. As described in further detail below, as of December 31, 2015, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to secured and/or subordinated note holders, including us.

CLO issuances typically increase when the spread between the assets and liabilities generates an attractive return to equity holders. In the case where demand for loans leads to extremely tight spreads or if interest rates for financing increase, the return on equity will be less attractive, and the issuance of CLOs will generally decline. During the fiscal year ended 2015, we closed two CLOs, CLO 11 and CLO 13. Beginning in 2014, we called certain of our legacy CLOs issued in 2005, 2006 and 2007 and repaid all related senior and mezzanine notes outstanding. If additional CLOs are called, we may continue to see a reduction in CLO assets and liabilities, if not offset by issuances or other opportunities of a comparable size and/or amount.

Sources of Funds

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

During the year ended December 31, 2015, we issued $30.0 million par amount of CLO 2005-2 class E notes for proceeds of $30.2 million and $35.0 million par amount of CLO 2007-1 class D and E notes for proceeds of $35.1 million.

On December 16, 2015, we closed CLO 13, a $412.0 million secured financing transaction maturing on January 16, 2028. We issued $370.0 million par amount of senior secured notes to unaffiliated investors, $350.0 million of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.19% and $20.0 million of which was fixed rate with a weighted-average coupon of 3.83%. The CLO also issued $4.0 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 13 collateralize the CLO 13 debt, and as a result, those investments are not available to us, our creditors or shareholders.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-

collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of December 31, 2015, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-1 and CLO 2007-A were no longer in their reinvestment periods as of December 31, 2015. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 11 and CLO 13 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018, April 2019 and January 2020, respectively.

Pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of their respective non-call periods. During November 2015, we called CLO 2005-2 and repaid all senior and mezzanine notes totaling $140.2 million par amount. During July 2015, we called CLO 2005-1 and repaid all senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, we called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. In connection with the repayment of CLO 2006-1 notes, the related pay-fixed, receive-variable interest rate swap with a contractual notional amount of $84.0 million, which was used to hedge interest rate risk associated with CLO 2006-1, was terminated. During July 2014, we called CLO 2007-A and subsequently repaid aggregate senior and mezzanine notes totaling $494.9 million in 2014. If additional CLOs are called, we may continue to see a reduction in CLO assets and liabilities, if not offset by issuances or other opportunities of a comparable size and/or amount.

Excluding the amounts repaid for called CLOs, during the year ended December 31, 2015, $887.1 million of original CLO 2007-1 senior notes were repaid. Comparatively, during the eight months ended December 31, 2014, $500.8 million of original CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. Also, during the four months ended April 30, 2014, $182.6 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid.

CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the year ended December 31, 2015, $153.2 million of original CLO 2011-1 senior notes were repaid. Comparatively, during the eight months ended December 31, 2014 and four months ended April 30, 2014, $49.4 million and $39.4 million, respectively, of original CLO 2011-1 senior notes were repaid.

CLO Warehouse Facility

On July 22, 2015, CLO 13 entered into a $350.0 million CLO warehouse facility ("CLO 13 Warehouse"), which matured upon the closing of CLO 13 on December 16, 2015. The CLO 13 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 13 Warehouse in full. Debt issued under the CLO 13 Warehouse was non-recourse to us beyond the assets of CLO 13 and bore interest at rates ranging from LIBOR plus 1.50% to 2.25%. Upon the closing of CLO 13 on December 16, 2015, the aggregate amount outstanding under the CLO 13 Warehouse was repaid.

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
As of the termination date for each of the respective credit facilities, we believe we were in compliance with the covenant requirements for our credit facilities.
Off-Balance Sheet Arrangements

We participate in certain contingent financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of December 31, 2015 and December 31, 2014, we had unfunded financing commitments for corporate loans totaling $8.6 million and $9.5 million, respectively.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. We estimated these future contributions to total approximately $163.0 million as of December 31, 2015, whereby approximately 44% was related to our credit segment, 34% was related to our natural resources segment and 22% was related to our other segment. As of December 31, 2014, we estimated these future contributions to total approximately $162.0 million, whereby approximately 37% was related to our natural resources segment, 32% was related to our other segment and 31% was related to our credit segment.

As of December 31, 2015 and December 31, 2014, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.6 billion and $457.3 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts. In connection with certain of these investments, joint and several non-recourse ‘‘bad boy’’ guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects.

Contractual Obligations
The table below summarizes our contractual obligations as of December 31, 2015 and are subject to material changes based on factors including interest rates, compliance with OC Tests and pay downs subsequent to December 31, 2015. The remaining contractual maturities in the table below were allocated assuming no prepayments and represent the principal amount of all notes, excluding any discount. Expected maturities may differ from contractual maturities because we, as the borrower, may have the right to call or prepay certain obligations, with or without call or prepayment penalties. The table below excludes contractual commitments related to our derivatives and amounts payable under the Management Agreement that we have with our Manager because those contracts do not have fixed and/or determinable payments (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 ‑ 3 years	3 ‑ 5 years	More than 5 years
CLO 2007‑1 notes(1)	$1,852,861	$32,456	$64,912	$64,912	$1,690,581
CLO 2007‑A notes(1)	15,096	—	15,096	—	—
CLO 2011‑1 debt(1)	268,544	4,163	8,326	256,055	—
CLO 2012‑1 notes(1)	470,649	9,508	19,016	19,016	423,109
CLO 2013‑1 notes(1)	548,226	9,406	18,813	18,813	501,194
CLO 2013‑2 notes(1)	425,108	8,534	17,067	17,067	382,440
CLO 9 notes(1)	595,331	10,806	21,611	21,611	541,303
CLO 10 notes(1)	468,918	10,137	20,274	20,274	418,233
CLO 11 notes(1)	672,165	12,062	24,124	24,124	611,855
CLO 13 notes(1)	500,641	10,517	21,034	21,034	448,056
Senior notes(2)	1,160,598	30,295	60,591	60,591	1,009,121
Junior subordinated notes(3)	459,649	11,830	16,643	16,643	414,533
Other commitments(4)	171,719	124,038	45,141	—	2,540
Total	$7,609,505	$273,752	$352,648	$540,140	$6,442,965
_________________________

(1)
Includes interest to be paid over the maturity of the CLO notes which has been calculated assuming no pay downs are made and debt outstanding as of December 31, 2015 is held until its final maturity date. The future interest payments are calculated using the weighted average borrowing rates as of December 31, 2015.

(2)
Includes interest to be paid over the maturity of the senior notes which has been calculated assuming no redemptions are made and debt outstanding as of December 31, 2015 is held until its final maturity date. The future interest payments are calculated using the stated 8.375% and 7.5% interest rates.

(3)
Includes interest to be paid over the maturity of the junior subordinated notes which has been calculated assuming no prepayments are made and debt outstanding as of December 31, 2015 is held until its final maturity date. The future interest payments are calculated using fixed and variable rates in effect as of December 31, 2015, at spreads to market rates pursuant to the financing agreements, and range from 2.7% to 8.1%.

(4)
Represents commitments to provide funding at the discretion of the borrower up to a specific predetermined amount, excluding financial guarantees. As certain of these commitments relate to natural resources and commercial real estate, the maturities may vary significantly depending on the progress and timing of development. Refer to “Off‑Balance Sheet Commitments” above for further discussion.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the fourth quarter of 2015. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

In addition, all holders of our Series A LLC Preferred Shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our Series A LLC Preferred Shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Mississippi, New Mexico, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Virginia and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of December 31, 2015, $170.2 million estimated fair value, or 3.1%, of our corporate debt portfolio was denominated in foreign currencies, of which 77.1% was denominated in Euros. In addition, as of December 31, 2015, $119.6 million estimated fair value, or 11.2%, of our interests in joint ventures and partnerships and equity investments were denominated in foreign currencies, of which 39.7% was denominated in Euros, 45.9% was denominated in the British pound sterling and 7.6% was denominated in Australian dollars.
Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of December 31, 2015, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $375.5 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of December 31, 2015, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Increase/(decrease) in income
Increase of 1.0%	$(3,524)
Increase of 2.0%	$10,453
Increase of 3.0%	$24,430
Increase of 4.0%	$38,407
Increase of 5.0%	$52,383

As of December 31, 2015, approximately 81.4% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 0.99%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 1% and 2% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the consolidated balance sheets would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of December 31, 2015, we had interest rate swaps with a contractual notional amount of $297.7 million, of which $172.7 million was related to a pay‑fixed, receive‑variable interest rate swap, used to hedge a portion of the interest rate risk associated with one of our CLOs. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of December 31, 2015
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$297,667	$(41,743)
Foreign exchange forward contracts and options	(375,524)	38,608
Options	—	95
Total		$(3,040)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of December 31, 2015 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps (1)	$(1,802)	$—	$(12,282)	$(27,659)	$(41,743)
Foreign exchange forward contracts	20,318	11,652	6,638	—	38,608
Total	$18,516	$11,652	$(5,644)	$(27,659)	$(3,135)

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Item 7 of this Annual Report on Form 10‑K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and the related notes to the consolidated financial statements, together with the Report of Independent Registered Public Accounting Firm thereon, are set forth on pages 119 through 177 in this Annual Report on Form 10‑K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rules 13a‑ 15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, our disclosure controls and procedures are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of our financial reports and preparation of our financial statements for external purposes in accordance with GAAP.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10‑K. Therefore, this Annual Report on Form 10‑K does not include such an attestation.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended December 31, 2015, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following tables set forth information about our directors as of March 22, 2016.

DIRECTORS

Name	Age	Biography
William J. Janetschek	53
William J. Janetschek has been our President and Chief Executive Officer since June 2014 and a director since May 2014. He joined KKR in 1997 and is Chief Financial Officer of the managing partner of KKR & Co. L.P. Prior to joining KKR, he was a tax partner at Deloitte & Touche LLP. He holds a B.S. from St. John’s University and an M.S., Taxation from Pace University. Mr. Janetschek is actively involved in the community, serving as a sponsor and member of a variety of non‑profit organizations including Student Sponsor Partners and St. John’s University. Mr. Janetschek brings strong experience within the finance industry as well as a demonstrated track record of leadership to the Company as our Chief Executive Officer and to our board of directors.

Richard Kreider	54
Richard Kreider has been a director since May 2014. He spent 28 years working at KKR prior to retiring in April 2014, with the last five years as a director in business operations. Mr. Kreider graduated from Villanova University with a B.S. in Accountancy and received his M.B.A. from New York University. Mr. Kreider brings extensive experience working with KKR to our board of directors.

Jonathan David Thomas	39
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

Effective November 11, 2015, John McGlinchey resigned from the board of directors and its affiliated transactions committee and Jeffrey Van Horn resigned from the board of directors and its executive committee. Mr. Van Horn continues to serve as the Chief Operating Officer of the Company.

EXECUTIVE OFFICERS
We are externally managed and advised by our Manager. Our Manager was formed in July 2004. All of our executive officers are employees of our Manager or one or more of its affiliates. The following sets forth certain information with respect to our executive officers:

Name and Position	Age	Biography
William J. Janetschek President and Chief Executive Officer	53	For biographical information on Mr. Janetschek see table above under the heading “Directors”.

Jeffrey B. Van Horn Chief Operating Officer	55
Jeffrey B. Van Horn has been our Chief Operating Officer since February 2015, our Executive Vice President and Director of Tax since November 2010 and was our Chief Financial Officer from May 2006 through November 2010. He served on our board of directors from February 2015 to November 2015. Mr. Van Horn joined KKR in 2004 and is currently the Chief Financial Officer of KKR Credit Advisors (US) LLC. Previously, he was the Co-Head of the KKR Global Tax Team and the KKR Global Public Markets Tax Director. Before joining KKR, Mr. Van Horn worked in various finance positions, including Senior Vice President of Investments and Chief Financial Officer of Avalon Bay Communities, Inc. and its predecessor, Bay Apartment Communities, Inc., respectively. Prior to that, he was a tax partner with Arthur Andersen LLP serving clients in the real estate, leasing, private equity, and REIT industries. Mr. Van Horn was also a member of Arthur Andersen’s firmwide Partnership and REIT Tax Specialty Teams. He graduated summa cum laude with a B.A. in Business Administration from California State University, Stanislaus. Mr. Van Horn is also a California licensed Certified Public Accountant.

Thomas N. Murphy Chief Financial Officer and Treasurer	49
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

Nicole J. Macarchuk General Counsel and Secretary	47
Ms. Macarchuk has been our General Counsel and Secretary since November 2010. Ms. Macarchuk has been employed by KKR since July 2010 and is a Managing Director and General Counsel to KKR Credit. Prior to joining KKR, Ms. Macarchuk was Co‑General Counsel of Och‑Ziff Capital Management Group LLC, a global institutional asset management firm from 2005 to April 2010. At Och‑Ziff, Ms. Macarchuk was head counsel responsible for supporting the firm’s global private equity, energy and transactional business groups and initiatives, as well as provided coverage to the U.S. public distressed debt and structured products business units and public equity business units with respect to transactional matters. Ms. Macarchuk was Counsel at O’Melveny & Myers LLP and O’Sullivan LLP from 1996 to 2005 where she focused on private equity transactions and fund formation. From 1993 to 1996, Ms. Macarchuk was an associate at White & Case where she focused on banking and corporate credit transactions. Ms. Macarchuk received a B.A. in Economics from Fordham University and a J.D., cum laude, from Fordham University Law School.

No family relationships exist among any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities, or Reporting Persons, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. We have two classes of equity securities, our 7.375% Series A LLC Preferred Shares and our common shares. Reporting Persons are required by SEC regulations to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC. Based on the review of filings made with the SEC and representations made by the Reporting Persons, we believe that during 2015 all of our executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except two Form 3s filed in conjunction with the appointment of Mr. Murphy as Chief Financial Officer of the Company and Mr. Van Horn as a member of the board of directors and its executive committee and as Chief Operating Officer of the Company.
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
Any waiver of the Code of Business Conduct and Ethics for our executive officers or directors may be made only by our board of directors and will be promptly disclosed as required by law or stock exchange regulations. The Code of Business Conduct and Ethics is available on our website at http://ir.kkr.com/kfn_ir/kfn_governance.cfm and is also available in print by writing to KKR Financial Holdings LLC, Attn: Investor Relations, 555 California Street, 50th Floor, San Francisco, California 94104. Any modifications to the Code of Business Conduct and Ethics will be reflected on our website.
Director Independence
In April 2014, following the closing of the Merger Transaction, the Company became a controlled company and in May 2014 we delisted our common shares from the NYSE and terminated their registration pursuant to Rule 12(g) of the Exchange Act. Accordingly, we are no longer required by NYSE or SEC rules to have any directors that satisfy NYSE independence criteria. Our Operating Agreement provides that a majority of our board of directors be made up of “Independent Directors”, as defined in the Operating Agreement. For the purposes of the Operating Agreement, an Independent Director is a director who (i)(a) is not an officer or employee of the Company, or an officer, director or employee of any subsidiary of the Company, (b) was not appointed as a director pursuant to the terms of the Management Agreement, and (c) for so long as the Management Agreement is in effect, is not affiliated with the Manager or any of its affiliates, and (ii) who satisfies any NYSE independence requirements applicable to directors of the Company (none of which, as discussed above, currently apply to us). Richard Kreider and Jonathan Thomas are our Independent Directors under the Operating Agreement.

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
Attn: Investor Relations
555 California Street, 50th Floor
San Francisco, California 94104
The board of directors has established procedures for employees of our Manager and its affiliates and others to report openly, confidentially or anonymously concerns regarding our compliance with legal and regulatory requirements or concerns regarding our accounting, internal accounting controls or auditing matters. Reports may be made orally or in writing to our General Counsel and Secretary:

By mail:	KKR Financial Holdings LLC
Attn: General Counsel and Secretary
555 California Street, 50th Floor
San Francisco, California 94104
By phone:	(415) 315‑6538
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
Affiliated Transactions Committee
The members of the Affiliated Transactions Committee are Richard Kreider and Jonathan Thomas. The Affiliated Transactions Committee is responsible for considering and taking action with respect to: any matters that, in the determination of the Manager, are reserved for action by the Independent Directors under the Management Agreement; any other matter involving the Manager or its affiliates that, in the determination of the Manager, involve a material conflict of interest with the Company; and any other matter that the board of directors (including its Executive Committee) determines to refer to the Affiliated Transactions Committee for its consideration. The Affiliated Transactions Committee has the authority to act (including the power to take action on behalf of the Company without further action from the board of directors) with respect to any matter described above reserved for action by the Independent Directors or involving a material conflict with the Manager or its affiliates as well as to exercise any additional powers delegated to it by the board of directors or Executive Committee.
Executive Committee
The Executive Committee, which is comprised of William Janetschek, exercises the powers of our board of directors between meetings of our board of directors.

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
Because our executive officers do not receive compensation from us or any of our subsidiaries and because our Manager has informed us that it cannot identify the portion of the compensation awarded to our executive officers that relates solely to their services to us, we do not provide executive compensation disclosure pursuant to Item 402 of Regulation S‑K. As a result, the say‑on‑pay and say‑on‑when provisions of the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010 are inapplicable to us.
The Management Agreement
We are party to the Management Agreement with our Manager pursuant to which our Manager will provide for the day‑to‑day management of our operations.
The Management Agreement requires our Manager to manage our business affairs in conformity with the investment guidelines that are approved by a majority of our board of directors. Our Manager acts under the direction of our board of directors. Our Manager is responsible for (1) the selection, purchase and sale of our investments, (2) our financing and risk management activities and (3) providing us with investment advisory services.
The Management Agreement expired on December 31, 2015, was automatically renewed for a one‑year term expiring on December 31, 2016 and will be automatically renewed for a one‑year term on each anniversary date thereafter, unless terminated. Our board of directors review our Manager’s performance periodically and the Management Agreement may be terminated annually (upon 180 day prior written notice) upon the affirmative vote of at least two‑thirds of our independent directors, or by a vote of the holders of a majority of our outstanding common shares, based upon (1) unsatisfactory performance by the Manager that is materially detrimental to us or (2) a determination that the management fees payable to our Manager are not fair, subject to our Manager’s right to prevent such a termination under this clause (2) by accepting a mutually acceptable reduction of management fees. We must provide a 180 day prior written notice of any such termination and our Manager will be paid a termination fee equal to four times the sum of the average annual base management fee and the average annual incentive fee for the two 12‑month periods preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination.
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

•
the net proceeds of any issuances of convertible debt issuances or other securities determined to be “equity” by our board of directors, provided that such issuances are approved by our board of directors, in each case, after deducting any underwriting discount and commissions and other expenses and costs relating to the issuance; and

•
our retained earnings at the end of such quarter (without taking into account any non‑cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that we pay for the repurchases of our common shares.

The foregoing calculation of the base management fee is adjusted to exclude special one‑time events pursuant to changes in accounting principles generally accepted in the United States of America, or GAAP, as well as non‑cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non‑cash charges.
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
During the year ended December 31, 2015, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “The Collateral Management Agreements” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee. For some of these CLOs, we hold less than 100% of the subordinated notes, with the remainder held by third parties. As a result, the amount of Fee Credits for each applicable CLO was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes.
For the year ended December 31, 2015, $9.5 million of base management fees, net of Fee Credits totaling $21.1 million, were earned by our Manager.

Reimbursement of Expenses
Because our Manager’s employees and affiliates perform certain legal, accounting and due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are no greater than those which would be paid to outside professionals or consultants on an arm’s‑length basis.
We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. Our Manager is required to calculate its reimbursable expenses within 45 calendar days after the end of each quarter and deliver that calculation to us promptly. We are obligated to repay such expenses on the first business day of the month immediately following delivery, although such amount may be offset against amounts owed to us by our Manager. The expenses required to be paid by us include, but are not limited to, rent, issuance and transaction costs incident to the acquisition, disposition and financing of our investments, legal, tax, accounting, consulting and auditing fees and expenses, the compensation and expenses of our directors, the cost of directors’ and officers’ liability insurance, the costs associated with the establishment and maintenance of any credit facilities and other indebtedness of ours (including commitment fees, accounting fees, legal fees and closing costs), expenses associated with other securities offerings of ours, expenses relating to making distributions to our shareholders, the costs of printing and mailing reports to our shareholders, costs associated with any computer software or hardware, electronic equipment, or purchased information technology services from third party vendors, costs incurred by employees of our Manager for travel on our behalf, the costs and expenses incurred with respect to market information systems and publications, research publications and materials, and settlement, clearing, and custodial fees and expenses, expenses of our transfer agent, the costs of maintaining compliance with all federal, state and local rules and regulations or any other regulatory agency, all taxes and license fees and all insurance costs incurred by us or on our behalf. In addition, we will be required to pay our pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations. Except as noted above, our Manager is responsible for all costs incident to the performance of its duties under the Management Agreement, including compensation of our Manager’s employees and other related expenses, except that we may elect to have our Manager allocate expenses among us and our subsidiaries, in which case expenses would be paid directly by each entity that received an allocation.
For the year ended December 31, 2015, we incurred reimbursable expenses to our Manager of $5.5 million.
Incentive Compensation
In addition to the base management fee, our Manager receives quarterly incentive compensation in an amount equal to the product of: (1) 25% of the dollar amount by which: (a) our Net Income, before incentive compensation, per weighted‑average share of our common shares for such quarter, exceeds (b) an amount equal to (A) the weighted‑average of the price per share of the common stock of KKR Financial Corp. in its August 2004 private placement and the prices per share of the common stock of KKR Financial Corp. in its initial public offering and any subsequent offerings by KKR Financial Holdings LLC multiplied by (B) the greater of (i) 2.00% and (ii) 0.50% plus one‑fourth of the Ten Year Treasury Rate for such quarter, multiplied by (2) the weighted average number of our common shares. The foregoing calculation of incentive compensation will be adjusted to exclude special one‑time events pursuant to changes in GAAP, as well as non‑cash charges, after discussion between our Manager and our independent directors and approval by a majority of our independent directors in the case of non‑cash charges. In addition, any shares that by their terms are entitled to a specified periodic distribution, including our 7.375% Series A LLC Preferred Shares, will not be treated as shares, nor included as shares offered or outstanding, for the purpose of calculating incentive compensation, and instead the aggregate distribution amount that accrues to these shares during the fiscal quarter of such calculation will be subtracted from our Net Income, before incentive compensation for purposes of clause (1)(a). The incentive compensation calculation and payment shall be made quarterly in arrears. For purposes of the foregoing: “Net Income” will be determined by calculating the net income available to shareholders before non‑cash equity compensation expense, in accordance with GAAP; and “Ten Year Treasury Rate” means the average of weekly average yield to maturity for United States Treasury securities (adjusted to a constant maturity of ten years) as published weekly by the Federal Reserve Board in publication H.15 or any successor publication during a fiscal quarter.
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
No incentive fees were earned by our Manager for the year ended December 31, 2015.
The Collateral Management Agreements
An affiliate of our Manager entered into separate management agreements with the respective investment vehicles for all of our Cash Flow CLOs pursuant to which it is entitled to receive fees for the services it performs as collateral manager for all of these CLOs, except for KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”). The collateral manager has the option to waive the fees it earns for providing management services for the CLO.
Fees Waived
The collateral manager waived CLO management fees totaling $2.0 million for KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”) during the year ended December 31, 2015.
Fees Charged and Fee Credits
During the year ended December 31, 2015, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR CLO 9, Ltd. ("CLO 9") and KKR CLO 11, Ltd. ("CLO 11") via an offset to the quarterly base management fees payable to our Manager. As we own less than 100% of the subordinated notes for these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited us the CLO management fees from KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”), KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”) and KKR CLO 10, Ltd. ("CLO 10") based on our 100% ownership of the subordinated notes in the CLO.
During the year ended December 31, 2015, we recorded aggregate collateral management fees expense totaling $28.6 million, of which we received Fee Credits totaling $21.1 million to offset the quarterly base management fees payable to our Manager.
2007 Share Incentive Plan
We adopted the 2007 Share Incentive Plan to provide incentives to employees (should we have any employees), Pre‑Merger Independent Directors (as defined below), our Manager and other service providers. In connection with the Merger Transaction, each KFN restricted common share (other than any restricted Company Common Shares held by our Manager) issued and outstanding under the 2007 Share Incentive Plan was converted into a number of restricted KKR common units (having the same terms and conditions, including applicable vesting requirements, as applied to such KFN restricted common shares). The 2007 Share Incentive Plan was terminated in May 2015, but as of December 31, 2015, continued to govern unvested awards with respect to 37,214 restricted KKR common units. All remaining outstanding awards vested on March 1, 2016.
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
The 2007 Share Incentive Plan also permitted the grant of KFN common shares in the form of restricted KFN common shares. A restricted KFN common share award was an award of KFN common shares that would be subject to forfeiture (vesting), restrictions on transferability and such other restrictions, if any, as the plan administrator could have imposed at the date of grant. The KFN common shares would vest and the restrictions would lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre‑established criteria, in such installments or otherwise, as the plan administrator could have determined. Unrestricted KFN common shares, which are KFN common shares awarded at no cost to the participant or for a purchase price determined by the plan administrator, may also be issued under the 2007 Share Incentive Plan.
The plan administrator was also permitted to grant KFN common shares, KFN common share appreciation rights, performance awards and other KFN common share and non‑common share‑based awards under the 2007 Share Incentive Plan. These awards would be subject to such conditions and restrictions as the plan administrator determined. Each award under the 2007 Share Incentive Plan would not be exercisable more than 10 years after the date of grant.
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
DIRECTOR COMPENSATION
Only Messrs. Kreider, McGlinchey and Thomas (the “Outside Directors”) were compensated for their service on our board of directors during 2015. John McGlinchey, a former director, resigned from the board of directors and its affiliated transactions committee effective November 11, 2015. The following table sets forth information concerning the compensation for those of our directors who received compensation for their service on our board of directors during 2015.
2015 Director Compensation

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Jonathan David Thomas	$10,000	$—	$10,000
Richard Kreider	$10,000	$32,859	$42,859
John P. McGlinchey (3)	$8,630	$21,564	$30,194
_________________________
(1)    Consists of the amounts described below under “Cash Compensation”.

(2)
The Outside Directors are eligible to participate in the medical and dental group insurance plans of KKR. The amounts shown reflect the value of the coverage provided to each Outsider Director under such plans.

(3)	John McGlinchey, a former director, resigned from the board of directors and its affiliated transactions committee effective November 11, 2015.

Cash Compensation
Each Outside Director receives an annual retainer of $10,000. We also reimburse all directors for their travel expenses incurred in connection with their attendance at full board of directors and committee meetings.
Deferred Compensation Plan
Effective May 4, 2007, the board of directors adopted the Deferred Compensation Plan pursuant to which non‑employee directors were provided with an opportunity to defer payment of all or a portion of their annual fees and/or receipt of all or a portion of their restricted share awards in accordance with the terms of the plan. Generally, directors who wished to defer all or a portion of their compensation were required to file an election on or before December 31 of the year preceding the year in which such fees and restricted share awards were earned. All deferrals were credited to individual accounts as a bookkeeping entry on our records. Additionally, directors were permitted to elect to receive current payment of all or a portion of their fees in common shares.
If a director elected to defer a portion of his or her fees, his or her account is credited, on the fifteenth day after the end of our fiscal quarter (or if such day is not a business day, the immediately preceding business day), with a number of phantom shares equal to the fees deferred divided by the average fair market value of the shares over the applicable fiscal quarter. If a director elected to defer a portion of any restricted share award, his or her account was credited, as of the date on which such award was granted, with the number of phantom shares equal to the number of restricted shares deferred pursuant to the election. Directors become vested in the phantom shares to the same extent that he or she would have become vested in such restricted shares had they been issued under the terms of the 2007 Share Incentive Plan. Directors’ accounts were credited with phantom shares representing distribution equivalents on the phantom shares held in his or her account when distributions were paid with respect to our common shares. The number of phantom shares credited as distribution equivalents was equal to (i) the product of (a) the distribution amount, multiplied by (b) the number of phantom shares in the director’s account on the relevant record date, divided by (ii) the fair market value of our common shares on the relevant distribution payment date.
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
Side-by-Side Investments
Our Outside Directors are permitted to invest and have invested their own capital in side‑by‑side investments with KKR’s funds. Side‑by‑side investments are investments made on the same terms and conditions as those available to the applicable fund, except that these side‑by‑side investments are not subject to management fees or a carried interest. For any individual Outside Director, the cash invested by such Outside Director and their investment vehicles for the year ended December 31, 2015 did not exceed $350,000.
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
This Compensation Committee Report shall not be deemed to be filed under the Exchange Act or incorporated by reference by any general statement incorporating the Form 10‑K by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference.

William Janetschek Richard Kreider Jonathan Thomas

Compensation Committee Interlocks and Insider Participation
For a description of the relationships between certain members of our board of directors and the Company or its affiliates, see “Item 10. Directors, Executive Officers and Corporate Governance-Directors” and “-Executive Officers”. For a description of certain transactions between us and members of our board of directors or between us and KKR and its affiliates, which employ certain members of our board of directors, see “Certain Relationships and Related Transactions, and Director Independence.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table presents certain information known to us regarding the beneficial ownership of our common shares. In accordance with SEC rules, each listed person’s beneficial ownership includes:

•	all shares the investor actually owns (of record or beneficially);

•	all shares over which the investor has or shares voting or dispositive control (such as in the capacity as a general partner of an investment fund); and

•	all shares the investor has the right to acquire within 60 days (such as upon exercise of common share options that are currently vested or which are scheduled to vest within 60 days).
Information is given as of March 22, 2016. The table presents information regarding:

•	each of our named executive officers;

•	each of our directors;

•	all of our directors and executive officers as a group; and
•each holder of shares known to us to own beneficially more than five percent of our common shares.

Name and Address of Beneficial Owner(1)	Number of KFN Common Shares Beneficially Owned	Percentage of KFN Common Shares Beneficially Owned(2)
KKR Fund Holdings L.P.(3)	100	100%
William J. Janetschek	-	0%
Richard Kreider	-	0%
Nicole J. Macarchuk	-	0%
Thomas N. Murphy	-	0%
Jonathan David Thomas	-	0%
Jeffrey B. Van Horn	-	0%
All officers and directors as a group (5 persons)	-	0%

____________________________________

(1)	The address for all officers and directors of KFN is c/o KKR Financial Advisors LLC, 555 California Street, 50th Floor, San Francisco, California 94104.

(2)	Based on 100 KFN common shares outstanding as of March 22, 2016.

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
EQUITY COMPENSATION PLAN INFORMATION
In connection with the Merger Transaction described above in “Part I-Item 1. Business”, (i) each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share was entitled to in the merger and (ii) all outstanding equity awards made pursuant to the 2007 Share Incentive Plan (other than any restricted KFN commons shares held by our Manager) were converted into awards in respect of KKR common units having the same terms and conditions, including applicable vesting requirements, as applied to such KFN common share awards. No additional awards were made pursuant to the 2007 Share Incentive Plan since such time and the 2007 Share Incentive Plan was terminated in May 2015. As of December 31, 2015, the 2007 Share Incentive Plan continued to govern unvested awards with respect to 37,214 restricted KKR common units. All such remaining outstanding awards vested on March 1, 2016.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Relationships With The Manager
As of March 22, 2016, KKR Fund Holdings, an affiliate of our Manager, beneficially owned 100% of our common shares. As a result, the Management Agreement was negotiated between related parties and its terms, including fees payable, may not be as favorable to us as if it had been negotiated with an unaffiliated third party.
We are a party to the Management Agreement with our Manager pursuant to which our Manager provides for the day‑to‑day management of our operations. We do not have any employees and therefore rely on the resources and personnel of our Manager to conduct our operations. For performing services under the Management Agreement, our Manager receives a base management fee and incentive compensation based on our performance. The Manager also receives reimbursement for certain expenses. For the year ended December 31, 2015, our Manager earned $9.5 million in net base management fees. In addition, for the year ended December 31, 2015, our Manager did not earn an incentive fee. We are required to reimburse our Manager for certain expenses incurred on our behalf during any given year. For the year ended December 31, 2015, we incurred reimbursable general and administrative expenses of $5.5 million. So long as the Management Agreement remains in effect, we are required to continue to make quarterly payments of the base management fee and, if applicable, quarterly payments of incentive compensation to the Manager, and to reimburse the Manager for certain expenses. The base management fee is calculated as a percentage of our equity (as defined in the Management Agreement) and the incentive compensation is based upon our quarterly net income and, as a result, we cannot quantify the amount of those fees that will be payable in the future.
For additional information about the Management Agreement, including additional information on how the base management fee and incentive compensation are calculated, see “Item 11-Executive Compensation-The Management Agreement” of this Form 10‑K.
An affiliate of our Manager entered into separate management agreements with the respective investment vehicles for all of our Cash Flow CLOs pursuant to which it is entitled to receive fees for the services it performs as collateral manager for all of these CLOs, except for CLO 2011‑1. The collateral manager has the option to waive the fees it earns for providing management services for the CLO.
Fees Waived
The collateral manager waived CLO management fees totaling $2.0 million for CLO 2005‑2 during the year ended December 31, 2015.
Fees Charged and Fee Credits
During the year ended December 31, 2015, our Manager agreed to credit us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007‑1, CLO 2007‑A, CLO 2012‑1, CLO 9 and CLO 11 via an offset to the quarterly base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited us the CLO management fees from CLO 2013‑1, CLO 2013‑2 and CLO 10 based on our 100% ownership of the subordinated notes in the CLO.
During the year ended December 31, 2015, we recorded aggregate collateral management fees expense totaling $28.6 million, of which we received Fee Credits totaling $21.1 million, to offset the quarterly base management fees payable to our Manager.
Relationships With KKR; Other Relationships and Related Transactions
Co‑Investments
In the ordinary course of business, we invest in entities that are affiliated with KKR. As of December 31, 2015, our investments in KKR affiliated companies consisted of an aggregate $734.3 million par amount, which was primarily comprised of $723.3 million par amount of corporate loans. In addition, as of December 31, 2015, we invested in certain joint ventures and partnerships alongside KKR and its affiliates with an aggregate estimated fair value of $805.5 million. Our board of directors has adopted a set of amended and restated investment guidelines and procedures, or the Investment Policies, to govern our relationship with KKR. The Investment Policies referred to below are those that were adopted by our board of directors on May 7, 2015. In addition to the policies described below, our Manager has adopted policies and guidelines related to affiliate transactions and relationships that are designed to address conflicts that may arise from such situations.
We are required to seek the approval of the Affiliated Transactions Committee on matters that, in the determination of the Manager, are reserved for action by the independent directors under the Management Agreement or that, in the determination of the Manager, involve a material conflict of interest with the Company. The Affiliated Transactions Committee Charter provides the Committee with the authority to act on such matters without further action from the board of directors.
Indemnification Agreements
Each member of the board of directors (the “Indemnitee”) has entered into an Indemnification Agreement (each, an “Indemnification Agreement”) with the Company. Each Indemnification Agreement provides that the Indemnitee, subject to the limitations set forth in each Indemnification Agreement, shall be indemnified and held harmless by the Company on an after tax basis from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising from any and all threatened, pending or completed claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, and whether formal or informal and including appeals, in which the Indemnitee may be involved, or is threatened to be involved, as a party or otherwise, by reason of being or having been or having agreed to serve as a member of the board of directors, or while serving as a member of the board of directors, being or having been serving or having agreed to serve at the request of the Company as a director, officer, employee or agent (which, for purposes hereof, shall include a trustee, partner or manager or similar capacity) of another corporation, limited liability company, partnership, joint venture, trust, employee benefit plan or other enterprise, whether arising from acts or omissions to act occurring on, before or after the date of such Indemnification Agreement. Each Indemnification Agreement provides that the Indemnitee shall not be indemnified and held harmless if there has been a final and non‑appealable judgment entered by an arbitral tribunal or court of competent jurisdiction determining that, in respect of the matter for which the Indemnitee is seeking indemnification pursuant to the Indemnification Agreement, the Indemnitee acted in bad faith or engaged in fraud or willful misconduct. Each Indemnification Agreement also provides for the advancement of expenses incurred by the Indemnitee who is indemnified under the Indemnification Agreement by the Company, subject to certain conditions.
KFN Security Holdings
Certain members of Mr. Janetschek’s immediate family have an indirect interest in $100,000 principal amount of the Company’s 8.375% senior notes due 2041, $300,000 principal amount of the Company’s 7.500% senior notes due 2042 and in each case the related payments of periodic interest. These securities were acquired before Mr. Janetschek was an executive officer or director of the Company.
Related Parties Transaction Policies
The Affiliated Transaction Committee Charter provides that such Committee shall approve any matter involving the Manager or its affiliates that, in the determination of the Manager, are reserved for action by the independent directors under the Management Agreement, that, in the determination of the Manager, involve a material conflict of interest with the Company or that our board of directors refers to the Committee; provided, however, that transactions are not deemed to involve a material conflict of interest merely because of the fact that the Manager or its affiliate receives a transaction fee (including, but not limited to, arrangement, commitment, syndication or underwriting fees) in connection with such transaction. Our board of directors has not adopted a policy with respect to transactions reportable pursuant to Regulation S‑K 404(a) although many such transactions will fall within the scope of authority granted to the Affiliated Transactions Committee pursuant to its Charter as described above and in “Item 10-Board of Directors and Committees-Affiliated Transactions Committee” of this Form 10‑K. Any related party transactions not delegated to the Affiliated Transactions Committee pursuant to its Charter will be considered by the board of directors or referred to the Affiliated Transactions Committee on a case‑by‑case basis.
DIRECTOR INDEPENDENCE
See “Item 10-Corporate Governance-Director Independence” of this Form 10‑K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees and expenses billed by Deloitte for professional services rendered for the years ended December 31, 2015 and 2014 are set forth below.

	2015	2014
Audit Fees	$1,185,000	$1,375,000
Audit‑Related Fees	—	394,454
Tax Fees	1,154,053	971,179
All Other Fees	—	—
Total Fees	$2,339,053	$2,740,633
Audit Fees were for the audits of our annual consolidated financial statements included in this Annual Report, reviews of the consolidated financial statements included in our Quarterly Reports on Form 10‑Q and other assistance required to complete the year‑end audits.
Audit‑Related Fees include professional services performed in connection with the Merger Transaction, our natural resources segment, as well as review of covenant compliance calculations and XBRL‑related services.
Tax Fees were for services rendered related to tax compliance and reporting.
All Other Fees would include services not otherwise described above-none were incurred in 2015 or 2014.
Pre‑Approval Policy for Services of Independent Registered Public Accounting Firm
All services performed by Deloitte are pre‑approved by our Executive Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
DOCUMENTS FILED AS PART OF THIS REPORT:
1. and 2. Financial Statements and Schedules
All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of this Annual Report on Form 10‑K.
3.    Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 9, 2007, among the Registrant, KKR Financial Holdings Corp. and KKR Financial Merger Corp.	S‑4	333‑140586	2	02/09/07

2.2	Agreement and Plan of Merger, dated as of December 16, 2013, by and among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC and the Company	8‑K	001‑33437	10.18	12/16/13

2.3	Agreement and Plan of Merger, dated as of December 16, 2013, by and among KKR & Co. L.P., KKR Fund Holdings L.P., Copal Merger Sub LLC and the Company*	8‑K	001‑33437	2.1	12/16/13

3.1	Amended and Restated Operating Agreement of the Company, dated as of November 6, 2015	10‑Q	001‑33437	3.1	08/06/09

3.2	Amendment No.1 to the Amended and Restated Operating Agreement of the Registrant, dated February 28, 2010	10‑K	001‑33437	3.2	03/01/10

3.3	Amendment No. 2 to the Amended and Restated Operating Agreement of the Company, effective as of January 10, 2013	8‑K	001‑33437	3.1	01/11/13

3.4	Share Designation of the 7.375% Series A LLC Preferred Shares, dated as of January 17, 2013	8‑K	001‑33437	3.1	01/17/13

3.5	Amendment No. 3 to the Amended and Restated Operating Agreement of the Company, dated as of June 27, 2014	8‑K	001‑33437	3.1	06/27/14

3.6	Amendment No. 4 to the Amended and Restated Operating Agreement of the Company, dated as of November 6, 2015	10‑Q	001‑33437	3.1	11/12/15

4.1	Form of Certificate for Common Shares	S‑3	333‑143451	4.2	06/01/07

4.2	Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8‑K	001‑33437	4.1	01/15/10

4.3	Supplemental Indenture, dated as of January 15, 2010, between the Registrant and Wells Fargo Bank, National Association	8‑K	001‑33437	4.2	01/15/10

4.4	Form of 7.50% Convertible Senior Note due January 15, 2017	8‑K	001‑33437	4.2	01/15/10

4.5	Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association	8‑K	001‑33437	4.1	11/15/11

4.6	Supplemental Indenture, dated as of November 15, 2011, between the Registrant and Wilmington Trust, National Association and Citibank, N.A.	8‑K	001‑33437	4.2	11/15/11

4.7	Form of 8.375% Senior Note due November 15, 2041	8‑K	001‑33437	4.3	11/15/11

4.8	Supplemental Indenture, dated as of March 20, 2012, between the Company, Wilmington Trust, National Association, as Trustee, and Citibank N.A., as Authenticating Agent, Paying Agent and Security Registrar	8‑K	001‑33437	4.2	03/20/12

4.9	Form of 7.500% Senior Note due March 20, 2042	8‑K	001‑33437	4.2	03/20/12

4.10	Form of 7.375% Series A LLC Preferred Share Global Certificate	8‑K	001‑33437	4.1	01/17/13

10.1	Amended and Restated Management Agreement, dated as of May 4, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8‑K	001‑33437	10.1	05/04/07

10.2	First Amendment Agreement to Amended and Restated Management Agreement, dated as of June 15, 2007, among the Registrant, KKR Financial Advisors LLC and KKR Financial Corp.	8‑K	001‑33437	10.1	06/15/07

10.3	2007 Share Incentive Plan	8‑K	001‑33437	10.2	05/04/07

10.4	Non‑Employee Directors’ Deferred Compensation and Share Award Plan	8‑K	001‑33437	10.3	05/04/07

10.5	Form of Nonqualified Share Option Agreement	8‑K	001‑33437	10.4	05/04/07

10.6	Form of Restricted Share Award Agreement	8‑K	001‑33437	10.5	05/04/07

10.7	Form of Restricted Share Award Agreement for Non‑Employee Directors	8‑K	001‑33437	10.6	05/04/07

10.8	Amended and Restated License Agreement, dated as of May 4, 2007, among the Registrant, Kohlberg Kravis Roberts & Co. L.P. and KKR Financial Corp.	8‑K	001‑33437	10.8	05/04/07

10.9**	Indenture, dated as of March 30, 2005, by and among KKR Financial CLO 2005‑1, Ltd., KKR Financial CLO 2005‑1 Corp. and JPMorgan Chase Bank, National Association(1)	S‑11/A	333‑124103	10.6	06/09/05

10.10***	Letter Agreement, dated as of August 12, 2004, between KKR Financial Corp. and KKR Financial Advisors LLC	S‑11/A	333‑124103	10.8	06/21/05

10.11***	Collateral Management Agreement, dated as of March 30, 2005, between KKR Financial CLO 2005‑1, Ltd. and KKR Financial Advisors II, LLC	S‑11/A	333‑124103	10.11	06/21/05

10.12***	Fee Waiver Letter, dated April 15, 2005, between KKR Financial CLO 2005‑1, Ltd., KKR Financial Advisors II, LLC and JPMorgan Chase Bank, N.A.	S‑11/A	333‑124103	10.12	06/21/05

10.13	Letter Agreement, dated February 27, 2009, between the Company and KKR Financial Advisors LLC	10‑K	001‑33437	10.21	03/02/09

10.14	Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10‑Q	001‑33437	10.18	05/02/11

10.15	First Omnibus Amendment, dated as of May 13, 2011, to Credit Agreement, dated as of November 5, 2010, by and among the Borrower, JP Morgan Chase Bank, N.A., Bank of America, N.A., and Bank of Montreal	10‑Q	001‑33437	10.19	08/04/11

10.16	Credit Agreement, dated as of November 30, 2012, among KKR Financial Holdings LLC, each lender from time to time party thereto, Citibank, N.A., as Swingline Lender and Issuing Bank, and Citibank, N.A., as Administrative Agent	8‑K	001‑33437	10.1	12/05/12

10.17	Second Amendment Agreement to the Amended and Restated Management Agreement, dated as of February 27, 2013, between the Registrant and KKR Financial Advisors LLC	10‑K	001‑33437	10.17	02/28/13

10.18	Third Amendment Agreement to the Amended and Restated Management Agreement, dated as of June 27, 2014, between the Company and KKR Financial Advisors LLC	8‑K	001‑33437	10.1	06/27/14

10.19	Form of Indemnification Agreement by and among each member of the Board of Directors and the Company	8‑K	001‑33437	10.1	05/30/14

21.1	List of Subsidiaries of the Registrant					X

23.1	Consent of Deloitte & Touche LLP with respect to KKR Financial Holdings LLC	X

31.1	Certification pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended	X

31.2	Certification pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as amended	X

32	Certification pursuant to 18 U.S.C. Section 1350	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

(1)
The registrant has, in the ordinary course of business, entered into other substantially identical indentures, except for the other parties thereto, the amounts of each class issued, the dates of execution and certain other pricing related terms.

*
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S‑K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

**
Previously filed as an exhibit to Amendment No. 2 to KKR Financial Corp.’s Registration Statement on Form S‑11/A (Registration No. 333‑124103), filed with the Securities and Exchange Commission on June 9, 2005.

***
Previously filed as an exhibit to Amendment No. 2 to KKR Financial Corp.’s Registration Statement on Form S‑11/A (Registration No. 333‑124103), filed with the Securities and Exchange Commission on June 21, 2005.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10‑K for the fiscal year ended December 31, 2015, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on March 29, 2016.

KKR Financial Holdings LLC (Registrant)

By:	/s/ William J. Janetschek
	Name:	William J. Janetschek
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Janetschek
William J. Janetschek	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2016
/s/ Jeffrey B. Van Horn
Jeffrey B. Van Horn	Chief Operating Officer	March 29, 2016
/s/ Thomas N. Murphy
Thomas N. Murphy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2016
/s/ Richard Kreider
Richard Kreider	Director	March 29, 2016
/s/ Jonathan David Thomas
Jonathan David Thomas	Director	March 29, 2016

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
For Inclusion in Form 10‑K
Filed with
Securities and Exchange Commission
December 31, 2015

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
KKR Financial Holdings LLC
San Francisco, California

We have audited the accompanying consolidated balance sheets of KKR Financial Holdings LLC and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year ended December 31, 2015 (Successor), for the eight months ended December 31, 2014 (Successor) and the four months ended April 30, 2014 (Predecessor), and the year ended December 31, 2013 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of KKR Financial Holdings LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 (Successor), for the eight months ended December 31, 2014 (Successor) and the four months ended April 30, 2014 (Predecessor), and the year ended December 31, 2013 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 29, 2016

KKR Financial Holdings LLC and Subsidiaries
Consolidated Balance Sheets
(Amounts in thousands, except share information)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$320,122	$163,405
Restricted cash and cash equivalents	487,374	447,507
Securities, at estimated fair value	417,519	638,605
Corporate loans, at estimated fair value	5,188,610	6,506,564
Equity investments, at estimated fair value ($82,430 and $61,543 pledged as collateral as of December 31, 2015 and December 31, 2014, respectively)	262,946	181,378
Oil and gas properties, net	114,868	120,274
Interests in joint ventures and partnerships, at estimated fair value	888,408	718,772
Derivative assets	40,852	33,566
Interest and principal receivable	22,196	54,598
Receivable for investments sold	19,930	57,306
Other assets	25,570	29,650
Total assets	$7,788,395	$8,951,625
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$4,843,746	$5,501,099
Senior notes	413,006	414,524
Junior subordinated notes	248,498	246,907
Payable for investments purchased	220,085	206,221
Accounts payable, accrued expenses and other liabilities	43,667	14,893
Accrued interest payable	20,619	19,402
Related party payable	3,892	5,404
Derivative liabilities	43,892	55,127
Total liabilities	5,837,405	6,463,577
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both December 31, 2015 and December 31, 2014	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both December 31, 2015 and December 31, 2014	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(895,950)	(376,182)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	1,868,111	2,387,879
Noncontrolling interests	82,879	100,169
Total equity	1,950,990	2,488,048
Total liabilities and equity	$7,788,395	$8,951,625

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Consolidated Statements of Operations
(Amounts in thousands, except per share information)

	Successor Company		Predecessor Company
	Year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	Year ended December 31, 2013
Revenues
Loan interest income	$275,935	$212,431	$114,096	$360,287
Securities interest income	52,502	32,016	13,081	49,518
Oil and gas revenue	15,677	57,616	61,782	119,178
Other	31,142	48,282	28,283	16,923
Total revenues	375,256	350,345	217,242	545,906
Investment costs and expenses
Interest expense	211,942	144,437	64,362	163,216
Interest expense to affiliates	—	—	—	26,943
Provision for loan losses	—	—	—	32,812
Oil and gas production costs	734	15,229	14,772	35,814
Oil and gas depreciation, depletion and amortization	5,406	19,458	22,471	44,061
Other	5,575	2,012	220	2,859
Total investment costs and expenses	223,657	181,136	101,825	305,705
Other income (loss)
Net realized and unrealized gain (loss) on investments	(427,709)	(349,372)	61,553	157,074
Net realized and unrealized gain (loss) on derivatives and foreign exchange	2,158	(18,507)	(9,783)	(6,838)
Net realized and unrealized gain (loss) on debt	(19,659)	16,478	—	—
Net gain (loss) on restructuring and extinguishment of debt	—	—	—	(20,015)
Other income (loss)	12,567	7,019	4,564	20,704
Total other income (loss)	(432,643)	(344,382)	56,334	150,925
Other expenses
Related party management compensation	38,086	33,764	29,841	68,576
General, administrative and directors' expenses	11,614	6,498	8,891	19,524
Professional services	2,741	3,310	26,877	9,329
Total other expenses	52,441	43,572	65,609	97,429
Income (loss) before income taxes	(333,485)	(218,745)	106,142	293,697
Income tax expense (benefit)	1,190	484	162	467
Net income (loss)	$(334,675)	$(219,229)	$105,980	$293,230
Net income (loss) attributable to noncontrolling interests	(23,429)	(5,956)	—	—
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	(311,246)	(213,273)	105,980	293,230
Preferred share distributions	27,564	20,673	6,891	27,411
Net income (loss) available to common shares	$(338,810)	$(233,946)	$99,089	$265,819
Net income (loss) per common share:
Basic	N/A	N/A	$0.48	$1.31
Diluted	N/A	N/A	$0.48	$1.31
Weighted-average number of common shares outstanding:
Basic	N/A	N/A	204,276	202,411
Diluted	N/A	N/A	204,276	202,411

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Consolidated Statements of Comprehensive Income
(Amounts in thousands)

	Successor Company		Predecessor Company
	Year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	Year ended December 31, 2013
Net income (loss)	$(334,675)	$(219,229)	$105,980	$293,230
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	—	(5,253)	6,095
Unrealized gains (losses) on cash flow hedges	—	—	(5,442)	48,479
Total other comprehensive income (loss)	—	—	(10,695)	54,574
Comprehensive income (loss)	$(334,675)	$(219,229)	$95,285	$347,804
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(334,675)	$(219,229)	$95,285	$347,804

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Consolidated Statements of Changes in Equity
(Amounts in thousands, except share information)

	Predecessor Company
	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at December 31, 2012	—	$—	178,437,078	$2,762,584	$(70,226)	$(853,236)	$1,839,122
Net income (loss)	—	—	—	—	—	293,230	293,230
Other comprehensive income (loss)	—	—	—	—	54,574	—	54,574
Distributions declared on preferred shares	—	—	—	—	—	(27,411)	(27,411)
Distributions declared on common shares	—	—	—	—	—	(184,314)	(184,314)
Issuance of common shares	—	—	30,000	321	—	—	321
Grant of restricted common shares	—	—	331,297	—	—	—	—
Repurchase and cancellation of common shares	—	—	(25,204)	(223)	—	—	(223)
Issuance of common shares in exchange for convertible notes	—	—	26,050,988	186,254	—	—	186,254
Issuance of preferred shares	14,950,000	361,622	—	—	—	—	361,622
Share-based compensation expense related to restricted common shares	—	—	—	4,559	—	—	4,559
Balance at December 31, 2013	14,950,000	361,622	204,824,159	2,953,495	(15,652)	(771,731)	2,527,734
Net income (loss)	—	—	—	—	—	105,980	105,980
Other comprehensive income (loss)	—	—	—	—	(10,695)	—	(10,695)
Distributions declared on preferred shares	—	—	—	—	—	(6,891)	(6,891)
Distributions declared on common shares	—	—	—	—	—	(45,061)	(45,061)
Share-based compensation expense related to restricted common shares	—	—	—	1,018	—	—	1,018
Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$2,572,085

	Successor Company
	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at April 30, 2014	14,950,000	$361,622	204,824,159	$2,954,513	$(26,347)	$(717,703)	$—	$2,572,085
Purchase accounting adjustments	—	17,361	—	(570,040)	26,347	717,703	—	191,371
Balance at May 1, 2014	14,950,000	378,983	204,824,159	2,384,473	—	—	—	2,763,456
Reverse stock split	—	—	(204,824,059)	—	—	—	—	—
Contribution of assets of previously unconsolidated entities	—	—	—	—	—	—	106,125	106,125
Net income (loss)	—	—	—	—	—	(213,273)	(5,956)	(219,229)
Distributions declared on preferred shares	—	—	—	—	—	(20,673)	—	(20,673)
Distributions to Parent	—	—	—	—	—	(617,080)	—	(617,080)
Contributions from Parent	—	—	—	—	—	474,844	—	474,844
Capital contributions from Parent	—	—	—	605	—	—	—	605
Balance at December 31, 2014	14,950,000	378,983	100	2,385,078	—	(376,182)	100,169	2,488,048
Cumulative effect adjustment from adoption of accounting guidance	—	—	—	—	—	(1,877)	—	(1,877)
Contribution of assets of previously unconsolidated entities	—	—	—	—	—	—	6,139	6,139
Net income (loss)	—	—	—	—	—	(311,246)	(23,429)	(334,675)
Distributions declared on preferred shares	—	—	—	—	—	(27,564)	—	(27,564)
Distributions to Parent	—	—	—	—	—	(430,829)	—	(430,829)
Contributions from Parent	—	—	—	—	—	251,748	—	251,748
Balance at December 31, 2015	14,950,000	$378,983	100	$2,385,078	$—	$(895,950)	$82,879	$1,950,990

See notes to consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Successor Company		Predecessor Company
	Year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	Year ended December 31, 2013
Cash flows from operating activities
Net income (loss)	$(334,675)	$(219,229)	$105,980	$293,230
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	(2,158)	18,507	9,783	6,838
Net (gain) loss on restructuring and extinguishment of debt	—	—	—	20,015
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(23,429)	5,956	—	—
Write-off of debt issuance costs	—	—	1,472	6,674
Lower of cost or estimated fair value adjustment on corporate loans held for sale	—	—	(5,038)	5,899
Provision for loan losses	—	—	—	32,812
Impairment charges	—	—	4,391	19,512
Share-based compensation	—	—	1,018	4,559
Net realized and unrealized (gain) loss on investments	451,138	343,416	(60,906)	(182,485)
Depreciation and net amortization	28,242	21,391	15,832	7,123
Net realized and unrealized (gain) loss on debt	19,659	(16,478)	—	—
Changes in assets and liabilities:
Interest receivable	26,607	(11,485)	(6,753)	3,333
Other assets	(33,780)	(21,117)	(19,668)	(37,660)
Related party payable	(1,512)	5,724	(1,815)	(4,144)
Preferred share distribution payable	—	—	—	(6,891)
Accounts payable, accrued expenses and other liabilities	30,949	(20,561)	27,211	(13,674)
Accrued interest payable	1,217	1,769	(1,470)	3,056
Accrued interest payable to affiliates	—	—	—	(6,632)
Net cash provided by (used in) operating activities	162,258	107,893	70,037	151,565
Cash flows from investing activities
Principal payments from corporate loans	1,401,760	634,536	906,166	1,437,139
Principal payments from securities	14,044	60,056	21,223	169,646
Proceeds from sales of corporate loans	1,509,737	575,099	36,595	270,204
Proceeds from sales of securities	173,075	38,342	44,373	39,431
Proceeds from equity and other investments	74,609	89,697	48,911	155,132
Purchases of corporate loans	(1,873,963)	(1,245,460)	(886,230)	(2,099,033)
Purchases of securities	(19,387)	(95,881)	(78,106)	(228,131)
Purchases of equity and other investments	(102,365)	(158,618)	(104,301)	(513,933)
Net change in proceeds, purchases and settlements of derivatives	22,176	(7,295)	(7,265)	(3,110)
Net change in restricted cash and cash equivalents	(39,867)	202,355	(299,579)	546,011
Net cash provided by (used in) investing activities	1,159,819	92,831	(318,213)	(226,644)

KKR Financial Holdings LLC and Subsidiaries Consolidated Statements of Cash Flows (Amounts in thousands)
	Successor Company		Predecessor Company
	Year ended December 31, 2015	For the eight months ended December 31, 2014	For the four months ended April 30, 2014	Year ended December 31, 2013
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	965,823	885,983	648,197	665,188
Retirement of collateralized loan obligation secured notes	(1,672,467)	(1,045,041)	(221,914)	(839,625)
Proceeds from collateralized loan obligation warehouse facility	274,296	—	—	—
Repayment of collateralized loan obligation warehouse facility	(274,296)	—	—	—
Proceeds from credit facilities	—	115,100	13,300	79,200
Repayment of credit facilities	—	(95,000)	(75,400)	(61,700)
Net proceeds from issuance of preferred shares	—	—	—	361,622
Distributions on common shares	(179,081)	(121,088)	(45,061)	(184,314)
Distributions on preferred shares(1)	(27,564)	(13,782)	(13,782)	(20,520)
Distributions to Parent	(251,748)	(203,568)	—	—
Capital distributions to noncontrolling interests	(2,728)	—	—	—
Contributions from Parent	—	235,759	—	—
Capital contributions from Parent	—	605	—	—
Capital contributions from noncontrolling interests	8,867	1,110	—	—
Other capitalized costs	(6,462)	(7,810)	(3,918)	(5,211)
Net cash provided by (used in) financing activities	(1,165,360)	(247,732)	301,422	(5,360)
Net increase (decrease) in cash and cash equivalents	156,717	(47,008)	53,246	(80,439)
Cash and cash equivalents at beginning of period	163,405	210,413	157,167	237,606
Cash and cash equivalents at end of period	$320,122	$163,405	$210,413	$157,167
Supplemental cash flow information
Cash paid for interest	$167,215	$114,939	$53,576	$155,184
Net cash paid (refunded) for income taxes	$(4,532)	$93	$157	$7,685
Non-cash investing and financing activities
Assets distributed to Parent	$—	$(292,425)	$—	$—
Assets contributed from Parent	$251,748	$239,085	$—	$—
Assets contributed from noncontrolling interests	$—	$105,015	$—	$—
Natural resources assets transferred out	$—	$(114,546)	$—	$—
Interest in Trinity transferred in	$—	$114,546	$—	$—
Preferred share distributions declared, not yet paid	$6,891	$6,891	$—	$—
Loans transferred from held for investment to held for sale	$—	$—	$348,808	$323,416
Conversion of convertible senior notes to common shares	$—	$—	$—	$186,254
Issuance of restricted common shares	$—	$—	$—	$3,282

(1)
For the four months ended April 30, 2014, $6.9 million of distributions on preferred shares was previously presented as "preferred share distribution payable" within operating activities of the consolidated statements of cash flows.

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

KKR FINANCIAL HOLDINGS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

KKR Financial Holdings LLC together with its subsidiaries (the “Company” or “KFN”) is a specialty finance company with expertise in a range of asset classes. The Company’s core business strategy is to leverage the proprietary resources of KKR Financial Advisors LLC (the “Manager”) with the objective of generating current income. The Company’s holdings primarily consist of below investment grade syndicated corporate loans, also known as leveraged loans, high yield debt securities and interests in joint ventures and partnerships. The corporate loans that the Company holds are typically purchased via assignment or participation in the primary or secondary market.
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

As of the close of trading on April 30, 2014, the Company’s common shares were delisted on the New York Stock Exchange (“NYSE”). The Company’s 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”), senior notes and junior subordinated notes remain outstanding and, in connection with such securities, the Company continues to file periodic reports under the Securities Exchange Act of 1934, as amended.

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
Accordingly, the Company’s consolidated financial statements and transactional records prior to the effective date, or May 1, 2014 (the “Effective Date”), reflect the historical accounting basis of assets and liabilities and are labeled “Predecessor

Company,” while such records subsequent to the Effective Date are labeled “Successor Company” and reflect the push down basis of accounting for the new estimated fair values in the Company’s consolidated financial statements. This change in accounting basis is represented in the consolidated financial statements by a vertical black line which appears between the columns entitled “Predecessor Company” and “Successor Company” on the statements and in the relevant notes. The black line signifies that the amounts shown for the periods prior to and subsequent to the Merger Transaction are not comparable.
In addition to the new accounting basis established for assets and liabilities, purchase accounting also required the reclassification of any retained earnings or accumulated deficit from periods prior to the acquisition and the elimination of any accumulated other comprehensive income or loss to be recognized within the Company’s equity section of the Company’s consolidated financial statements. Accordingly, the Company’s accumulated deficit at December 31, 2015 and December 31, 2014 represent only the results of operations subsequent to April 30, 2014, the date of the Merger Transaction.
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

Consolidation

KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”), KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 11, Ltd. ("CLO 11") and KKR CLO 13, Ltd. ("CLO 13") (collectively the “Cash Flow CLOs”)

are entities established to complete secured financing transactions. During 2015, the Company called KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”), KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”) and KKR Financial CLO 2006-1, Ltd ("CLO 2006-1") and repaid all senior and mezzanine notes outstanding. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.
The Company finances the majority of its corporate debt investments through its CLOs. As of December 31, 2015, the Company’s Cash Flow CLOs held $5.5 billion par amount, or $5.1 billion estimated fair value, of corporate debt investments. As of December 31, 2014, the Company's CLOs held $6.9 billion par amount, or $6.5 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of December 31, 2015 and December 31, 2014, the aggregate par amount of CLO debt totaled $4.9 billion and $5.6 billion, respectively, held by unaffiliated third parties.

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
Key unobservable inputs that have a significant impact on the Company’s Level 3 valuations as described above are included in Note 10 to these consolidated financial statements. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. These unobservable pricing inputs and assumptions may differ by asset and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs and other assumptions or, for applicable investments, if the Company only used either the discounted cash flow methodology or the market comparables methodology instead of assigning a weighting to both methodologies.
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

Prior to the Effective Date, the Company’s allowance for loan losses represented its estimate of probable credit losses inherent in its corporate loan portfolio held for investment as of the balance sheet date. Estimating the Company’s allowance for loan losses involved a high degree of management judgment and was based upon a comprehensive review of the Company’s corporate loan portfolio that was performed on a quarterly basis. The Company’s allowance for loan losses consisted of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses pertained to specific corporate loans that the Company had determined were impaired. The Company determined a corporate loan was impaired when management estimated that it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the corporate loan agreement. On a quarterly basis the Company performed a comprehensive review of its entire corporate loan portfolio and identified certain corporate loans that it had determined were impaired. Once a corporate loan was identified as being impaired, the Company placed the corporate loan on non-accrual status, unless the corporate loan was already on non-accrual status, and recorded an allowance that reflected management’s best estimate of the loss that the Company expected to recognize from the corporate loan. The expected loss was estimated as being the difference between the Company’s current cost basis of the corporate loan, including accrued interest receivable, and the present value of expected future cash flows discounted at the corporate loan’s effective interest rate, except as a practical expedient, the corporate loan’s observable estimated fair value may have been used. The Company also estimated the probable credit losses inherent in its unfunded loan commitments as of the balance sheet date. Any credit loss reserve for unfunded loan commitments was recorded in accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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
Long‑Lived Assets
Whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable, the Company evaluates its proved oil and natural gas properties and related equipment and facilities for impairment on a field‑by‑field basis. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset. The factors used to determine fair value may include, but are not limited to, estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures, future operating costs and a discount rate commensurate with the risk on the properties and cost of capital. Unproved oil and natural gas properties were assessed periodically and, at a minimum, annually on a property‑by‑property basis, and any impairment in value was recognized when incurred. As a result of certain transactions during the third quarter of 2014, the Company no longer has any unproved oil and natural gas properties, as further described in Note 6 to these consolidated financial statements.
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
Noncontrolling Interests
Noncontrolling interests represent noncontrolling interests in consolidated entities held by third party investors. Income (loss) is allocated to noncontrolling interests based on the relative ownership interests of third party investors and is presented as net income (loss) attributable to noncontrolling interests on the consolidated statements of operations. Noncontrolling interests are also presented separately within equity in the consolidated balance sheets.

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

Recent Accounting Pronouncements

Consolidation

In February 2015, the FASB issued guidance which eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. The guidance is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. The Company is evaluating the impact on its financial statements and does not expect a material change in the consolidation of its entities.

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
In connection with the Merger Transaction, the Company recognized approximately $24.2 million of total transaction costs. Of this total, $22.7 million was recorded during the four months ended April 30, 2014 within general, administrative and directors’ expenses on the consolidated statements of operations. These costs included the contingent consideration owed to the Company’s financial and legal advisors upon the merger closing.
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
NOTE 4. SECURITIES

In connection with the Merger Transaction and as of the Effective Date, the Company accounts for all of its securities at estimated fair value with unrealized gains and losses recorded in the consolidated statements of operations. Prior to the Effective Date, the Company accounted for securities based on the following categories: (i) securities available-for-sale, which were carried at estimated fair value, with unrealized gains and losses reported in accumulated other comprehensive loss; (ii) other securities, at estimated fair value, with unrealized gains and losses recorded in the consolidated statements of operations; and (iii) RMBS, at estimated fair value, with unrealized gains and losses recorded in the consolidated statements of operations.

Successor Company

The following table summarizes the Company’s securities as of December 31, 2015 and December 31, 2014, which are carried at estimated fair value (amounts in thousands):

	December 31, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$520,135	$474,201	$417,519	$721,094	$654,257	$638,605
Total	$520,135	$474,201	$417,519	$721,094	$654,257	$638,605

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

	Year ended December 31, 2015	Eight months ended December 31, 2014
Net realized gains (losses)	$(10,797)	$2,891
Net (increase) decrease in unrealized losses	(36,273)	(11,460)
Net (increase) decrease in unrealized losses	$(47,070)	$(8,569)

Defaulted Securities

As of December 31, 2015, the Company had no corporate debt securities in default. As of December 31, 2014, the Company had a corporate debt security from one issuer in default with an estimated fair value of $8.7 million, which is on non-accrual status.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2015, approximately 89% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and JC Penney Corp. Inc, which combined represented $192.5 million, or approximately 52% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2014, approximately 70% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by Preferred Proppants LLC, JC Penney Corp. Inc, and LCI Helicopters Limited, which combined represented $213.6 million, or approximately 37% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 8 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of December 31, 2015 and December 31, 2014 (amounts in thousands):

	December 31, 2015	December 31, 2014
Pledged as collateral for collateralized loan obligation secured debt	$170,365	$262,085
Total	$170,365	$262,085

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

During the four months ended April 30, 2014 and year ended December 31, 2013, the Company recognized losses totaling $4.4 million and $19.5 million, respectively, for securities available-for-sale that it determined to be other-than-temporarily impaired. The Company intended to sell these securities and as a result, the entire amount of the loss was recorded through earnings in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

Securities available-for-sale sold at a loss typically included those that the Company determined to be other-than-temporarily impaired or had a deterioration in credit quality. The Company recorded gross realized gains of $2.5 million and gross realized losses of zero for the four months ended April 30, 2014, compared to gross realized gains of $2.8 million and gross realized losses of $0.1 million for the year ended December 31, 2013.

Troubled Debt Restructurings

As discussed above in Note 2 to these consolidated financial statements, beginning the Effective Date, the Company accounted for all of its securities at estimated fair value with unrealized gains and losses recorded in the consolidated financial statements. Accordingly, TDR disclosure pertains to the Predecessor Company.

During the four months ended April 30, 2014, the Company modified a security with an amortized cost of $24.1 million related to a single issuer in a restructuring that qualified as a TDR. The TDR involving this security, along with corporate loans related to the same issuer, were converted into a combination of equity carried at estimated fair value and cash. Post-modification, the equity securities received from the security TDR had an estimated fair value of $16.1 million. Refer to “Troubled Debt Restructurings” section within Note 5 to these consolidated financial statements for further discussion on the loan TDRs related to this single issuer. There were no securities that qualified as TDRs during the year ended December 31, 2013.

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

Successor Company

The following table summarizes the Company’s corporate loans, at estimated fair value as of December 31, 2015 and December 31, 2014 (amounts in thousands):

	December 31, 2015			December 31, 2014
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$5,722,646	$5,619,815	$5,188,610	$6,907,373	$6,710,570	$6,506,564
Total	$5,722,646	$5,619,815	$5,188,610	$6,907,373	$6,710,570	$6,506,564

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

	Year ended December 31, 2015	Eight months ended December 31, 2014
Net realized gains (losses)	$(51,356)	$1,411
Net (increase) decrease in unrealized losses	(195,256)	(204,006)
Net realized and unrealized gains (losses)	$(246,612)	$(202,595)

For the corporate loans measured at estimated fair value under the fair value option of accounting, $137.7 million of net losses were attributable to changes in instrument specific credit risk for the year ended December 31, 2015. For the eight months ended December 31, 2014, $135.1 million of net losses were attributable to changes in instrument specific credit risk. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of December 31, 2015, the Company held a total par value and estimated fair value of $435.2 million and $127.5 million, respectively, of non-accrual loans carried at estimated fair value. As of December 31, 2015, the Company held a total par value and estimated fair value of $374.7 million and $118.2 million, respectively, of 90 or more days past due loans carried at estimated fair value, all of which were on non-accrual status as of December 31, 2015. As of December 31, 2014, the Company held a total par value and estimated fair value of $580.1 million and $342.1 million, respectively, of non-accrual loans. As of December 31, 2014, the Company held a total par value and estimated fair value of $410.2 million and $266.9 million, respectively, of 90 or more days past due loans, all of which were on non‑ accrual status and in default as of December 31, 2014.

Defaulted Loans

As of December 31, 2015, the Company held one corporate loan that was in default with a total estimated fair value of $113.6 million from one issuer. As of December 31, 2014, the Company held four corporate loans that were in default with a total estimated fair value of $266.9 million from two issuers.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of December 31, 2015 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 31% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC (“TXU”) and PQ Corp, which combined represented $434.6 million, or approximately 8% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2014 under the Successor Company where all corporate loans are carried at estimated fair value, approximately 38% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and First Data Corp., which combined represented $700.4 million, or approximately 11% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 8 to these consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of December 31, 2015 and December 31, 2014 (amounts in thousands):

	December 31, 2015	December 31, 2014
Pledged as collateral for collateralized loan obligation secured debt	$4,917,123	$6,205,292
Total	$4,917,123	$6,205,292

Predecessor Company

Allowance for Loan Losses

As discussed above in Note 2 to these consolidated financial statements, beginning the Effective Date, the new basis of accounting for corporate loans at estimated fair value eliminated the need for an allowance for loan losses. Accordingly, disclosure related to allowance for loan losses pertains to the Predecessor Company. As described in Note 2 to these consolidated financial statements, the allowance for loan losses represented the Company’s estimate of probable credit losses inherent in its loan portfolio as of the balance sheet date. The Company’s allowance for loan losses consisted of two components, an allocated component and an unallocated component. The allocated component of the allowance for loan losses consisted of individual loans that were impaired. The unallocated component of the allowance for loan losses represented the Company’s estimate of losses inherent, but not identified, in its portfolio as of the balance sheet date.

The following table summarizes the changes in the allowance for loan losses for the Company’s corporate loan portfolio (amounts in thousands):

	For the four months ended April 30, 2014	Year ended December 31, 2013
Allowance for loan losses:
Beginning balance	$224,999	$223,472
Provision for loan losses	—	32,812
Charge-offs	(1,458)	(31,285)
Ending balance	$223,541	$224,999

The charge-offs recorded during the four months ended April 30, 2014 and year ended December 31, 2013 were comprised primarily of loans modified in TDRs and loans transferred to loans held for sale.

The Company recognized $4.5 million of interest income related to impaired loans with a related allowance recorded for the four months ended April 30, 2014. The following table summarizes the Company’s average recorded investment in impaired loans and interest income recognized for the year ended December 31, 2013 (amounts in thousands):

	For the year ended December 31, 2013
	Average Recorded Investment(1)	Interest Income Recognized
With no related allowance recorded	$1,298	$—
With an allowance recorded	524,924	18,194
Total	$526,222	$18,194

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

For the four months ended April 30, 2014, the amount of interest income recognized using the cash-basis method during the time within the period that the loans were on nonaccrual status was $5.3 million, which included $4.5 million for non-accrual loans that were held for investment, $0.7 million for non-accrual loans held for sale and $0.1 million for non-accrual loans carried at estimated fair value. Comparatively, the amount of interest income recognized using the cash‑basis method during the time within the period that the loans were impaired was $25.1 million, which included $18.2 million for impaired loans that were held for investment and $6.9 million for non‑accrual loans held for sale for the year ended December 31, 2013.

As described in Note 2 to these consolidated financial statements, the Company estimated the unallocated components of the allowance for loan losses through a comprehensive review of its loan portfolio and identified certain loans that demonstrated possible indicators of impairments, including credit quality indicators.

Loans at Estimated Fair Value

For the corporate loans measured at estimated fair value under the fair value option of accounting, $2.8 million and $1.4 million of net gains were attributable to changes in instrument specific credit risk for the four months ended April 30, 2014 and year ended December 31, 2013. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

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

The Company recorded a $5.0 million reduction to the lower of cost or estimated fair value adjustment for the four months ended April 30, 2014 for certain loans held for sale, which had a carrying value of $546.1 million as of April 30, 2014. Comparatively, the Company recorded a $5.9 million net charge to earnings during the year ended December 31, 2013 for the lower of cost or estimated fair value adjustment for certain loans held for sale, which had carrying values of $279.7 million as of December 31, 2013.

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

During the year ended December 31, 2013, the Company modified an aggregate recorded investment of $70.0 million related to three issuers in restructurings which qualified as TDRs. These restructurings occurred during the first quarter of 2013 and involved conversions of the loans into one of the following: (i) new term loans with extended maturities and fixed, rather than floating, interest rates, (ii) equity carried at estimated fair value, or (iii) a combination of equity and loans carried at estimated fair value. The modification involving an extension of maturity date was for an additional four‑year period with a higher coupon of 6.8%. Prior to the restructurings, two of the TDRs described above were already identified as impaired and had specific allocated reserves, while the third was a loan carried at estimated fair value. Upon restructuring the impaired loans held for investment, the difference between the recorded investment of the pre‑modified loans and the estimated fair value of the new assets was charged‑off against the allowance for loan losses. The TDRs resulted in $26.8 million of charge‑offs for the year ended December 31, 2013, which comprised 86% of the total $31.3 million of charge‑offs recorded during the year ended December 31, 2013.

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

NOTE 6. NATURAL RESOURCES ASSETS

Natural Resources Properties

As described in Note 2 to these consolidated financial statements, as a result of the Merger Transaction and new accounting basis established for assets and liabilities, oil and gas properties were adjusted to reflect estimated fair value as of the Effective Date, but will continue to be carried at cost net of depreciation, depletion and amortization ("DD&A"). The following table summarizes the Company’s oil and gas properties as of December 31, 2015 and December 31, 2014 (amounts in thousands):

	As of December 31, 2015	As of December 31, 2014
Proved oil and natural gas properties (successful efforts method)	$128,800	$128,800
Accumulated depreciation, depletion and amortization	(13,932)	(8,526)
Oil and gas properties, net	$114,868	$120,274

On September 30, 2014, the Company closed a transaction whereby certain of the Company’s entities holding natural resources assets were merged with certain investment entities of funds advised by KKR and partnerships held by wholly owned subsidiaries of Legend Production Holdings, LLC, a majority owned subsidiary of Riverstone Holdings LLC and the Carlyle Group, to create a new oil and gas company called Trinity River Energy, LLC (“Trinity”). As of December 31, 2015, the Trinity asset, which was carried at estimated fair value, totaled $9.5 million and was classified as interests in joint ventures and partnerships, rather than oil and gas properties, net, on the Company’s consolidated balance sheets.

For both the year ended December 31, 2015 and eight months ended December 31, 2014, the Successor Company recorded no impairments. For the four months ended April 30, 2014 and year ended December 31, 2013, the Predecessor Company recorded zero and $10.4 million, respectively, of impairments, which are included in net realized and unrealized gain (loss) on investments in the consolidated statements of operations.

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

During the year ended December 31, 2015 and eight months ended December 31, 2014, the Successor Company capitalized zero and $30.9 million, respectively, of costs. In addition, during the four months ended April 30, 2014, the Predecessor Company capitalized $54.1 million of costs. These capitalized costs were as a result of purchasing natural resources assets or covering costs related to the development of oil and gas properties and were included in oil and gas properties, net on the consolidated balance sheets.

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

As of December 31, 2015 and December 31, 2014, the Company had equity method investments, at estimated fair value, totaling $506.5 million and $534.7 million, respectively. The Company's equity method investments are comprised primarily of the following issuers with the respective ownership percentages: (i) Maritime Finance Company, which the Company holds approximately 31% through its ownership of KKR Nautilus Aggregator Limited, (ii) LCI Helicopters Limited, which the Company holds approximately 33% common equity interest in and (iii) Mineral Acquisition Company, which the Company holds approximately 70% through its ownership of KKR Royalty Aggregator LLC. KKR Royalty Aggregator LLC is an investment company for accounting purposes and accordingly, does not consolidate Mineral Acquisition Company, which it wholly-owns. The Company consolidates both KKR Nautilus Aggregator Limited and KKR Royalty Aggregator LLC and reflects all ownership interests held by third parties as noncontrolling interests in its financial statements.

Summarized Financial Information

The following table shows summarized financial information for the Company’s equity method investments reported under the fair value option of accounting assuming 100% ownership (amounts in thousands):

	Credit		Commercial Real Estate		Natural Resources
As of December 31,	2015	2014	2015	2014	2015	2014
Total assets	$1,188,855	$639,567	$878,878	$959,488	$723,063	$1,488,275
Total liabilities	$574,635	$208,812	$812,935	$836,066	$376,638	$615,543
Redeemable stock	$—	$—	$—	$—	$—	$—
Noncontrolling interests	$—	$—	$—	$—	$264	$268

The following table shows summarized financial information for the Company’s equity method investments, which were reported under the fair value option of accounting and were determined to be significant as defined by accounting guidance, assuming 100% ownership (amounts in thousands):

	Successor Company
	Credit		Commercial Real Estate		Natural Resources
	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2015	Eight months ended December 31, 2014
Revenues (1)	$87,561	$22,535	$138,431	$77,661	$179,482	$77,038
Expenses (1,2)	$60,623	$19,356	$148,463	$80,685	$305,164	$100,618
Net income (loss)	$(41,201)	$(24,364)	$21,629	$(3,024)	$(522,601)	$(58,869)

	Predecessor Company
	Credit		Commercial Real Estate		Natural Resources
	Four months ended April 30, 2014	Year ended December 31, 2013	Four months ended April 30, 2014	Year ended December 31, 2013	Four months ended April 30, 2014	Year ended December 31, 2013
Revenues (1)	$3,967	$1,093	$30,338	$83,300	$2,578	$3,625
Expenses (1,2)	$4,357	$132	$36,914	$96,883	$1,763	$5,136
Net income (loss)	$11,437	$(1,050)	$(6,576)	$(13,583)	$815	$(1,511)

(1)	Revenues and expenses exclude realized and unrealized gains and losses, as well as other than temporary impairment.

(2)
Expenses include items such as operating costs, professional fees, management fees, depreciation and amortization, compensation, acquisition costs and other general and administrative costs for Credit and Commercial Real Estate. Expenses include items such as lease operating, production taxes, depreciation, depletion and amortization, and other general and administrative costs for Natural Resources.

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

Certain information with respect to the Company’s borrowings as of December 31, 2015 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2007-1 secured notes	$1,544,032	$1,630,293	2.10%	1962	$1,732,855
CLO 2007-1 subordinated notes(3)	134,468	74,954	11.66	1962	150,912
CLO 2007-A subordinated notes(3)	15,096	17,060	14.49	654	48,856
CLO 2011-1 senior debt	249,301	249,301	1.67	1689	310,498
CLO 2012-1 secured notes	367,500	365,383	2.59	3272	361,684
CLO 2012-1 subordinated notes(3)	18,000	10,845	15.82	3272	17,715
CLO 2013-1 secured notes	458,500	450,280	2.05	3484	479,391
CLO 2013-2 secured notes	339,250	334,187	2.52	3676	347,989
CLO 9 secured notes	463,750	454,103	2.33	3941	463,574
CLO 9 subordinated notes(3)	15,000	9,972	15.92	3941	14,994
CLO 10 secured notes	368,000	363,977	2.75	3637	384,991
CLO 11 secured notes	507,750	491,699	2.38	4123	501,286
CLO 11 subordinated notes(3)	28,250	23,306	5.28	4123	27,890
CLO 13 secured notes	370,000	364,986	2.84	4399	323,781
CLO 13 subordinated notes(3)	4,000	3,400	—	4399	3,500
Total collateralized loan obligation secured debt	4,882,897	4,843,746			5,169,916
8.375% Senior notes	258,750	289,660	8.38	9451	—
7.500% Senior notes	115,043	123,346	7.50	9576	—
Junior subordinated notes	283,517	248,498	5.43	7584	—
Total borrowings	$5,540,207	$5,505,250			$5,169,916

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

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

CLO Debt

For the CLO secured notes, which the Company measured based on the estimated fair value of the financial assets of its CLOs as of January 1, 2015, no gains (losses) were attributable to changes in instrument specific credit risk for the year ended December 31, 2015. For the eight months ended December 31, 2014, $27.0 million of net unrealized gains were attributable to changes in instrument specific credit risk related to the Company's CLO subordinated notes. For subordinated notes, which have no stated interest rate but are entitled to residual value upside of the transactions, the valuation is based on the performance of the underlying collateral held in the CLO and thus considered instrument specific. Prior to the Effective Date, the Company’s CLO secured notes were carried at amortized cost. Accordingly, no changes in estimated fair value on the CLO secured notes were recorded on the Company’s consolidated statements of operations for the four months ended April 30, 2014 and year ended December 31, 2013.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007‑1 and CLO 2007-A were no longer in their reinvestment periods as of

December 31, 2015. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 11 and CLO 13 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018, April 2019 and January 2020, respectively.
Pursuant to the terms of the indentures governing our CLO transactions, the Company has the ability to call its CLO transactions after the end of the respective non-call periods. During November 2015, the Company called CLO 2005-2 and repaid all senior and mezzanine notes totaling $140.2 million par amount. During July 2015, the Company called CLO 2005-1 and repaid all senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, the Company called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. As described below in Note 9 to these consolidated financial statements, the Company used a pay-fixed, receive-variable interest rate swap to hedge interest rate risk associated with CLO 2006-1. In connection with the repayment of CLO 2006-1 notes, the related interest rate swap, with a contractual notional amount of $84.0 million, was terminated. During July 2014, the Company called CLO 2007-A and subsequently repaid aggregate senior and mezzanine notes totaling $494.9 million in 2014.
Excluding the amounts repaid for called CLOs, during the year ended December 31, 2015, $887.1 million of original CLO 2007-1 senior notes were repaid. Comparatively, during the eight months ended December 31, 2014, $500.8 million of original CLO 2005-1, CLO 2005-2, CLO 2006-1 and CLO 2007-1 senior notes were repaid. Also, during the four months ended April 30, 2014, $182.6 million of original CLO 2007-A, CLO 2005-1, CLO 2005-2 and CLO 2006-1 senior notes were repaid.

CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During the year ended December 31, 2015, $153.2 million of original CLO 2011-1 senior notes were repaid. Comparatively, during the eight months ended December 31, 2014 and four months ended April 30, 2014, $49.4 million and $39.4 million, respectively, of original CLO 2011-1 senior notes were repaid.

CLO Transactions

During the year ended December 31, 2015, the Company issued $30.0 million par amount of CLO 2005-2 class E notes for proceeds of $30.2 million and $35.0 million par amount of CLO 2007-1 class D and E notes for proceeds of $35.1 million.

On December 16, 2015, the Company closed CLO 13, a $412.0 million secured financing transaction maturing on January 16, 2028. The Company issued $370.0 million par amount of senior secured notes to unaffiliated investors, $350.0 million of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.19% and $20.0 million of which was fixed rate with a weighted-average coupon of 3.83%. The Company also issued $4.0 million of subordinated notes to unaffiliated investors. The investments that are owned by CLO 13 collateralize the CLO 13 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

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

CLO Warehouse Facility

On July 22, 2015, CLO 13 entered into a $350.0 million CLO warehouse facility ("CLO 13 Warehouse"), which matured upon the closing of CLO 13 on December 16, 2015. The CLO 13 Warehouse was used to purchase assets for the CLO transaction in advance of its closing date upon which the proceeds of the CLO closing were used to repay the CLO 13 Warehouse in full. Debt issued under the CLO 13 Warehouse was non-recourse to the Company beyond the assets of CLO 13 and bore interest at rates ranging from LIBOR plus 1.50% to 2.25%. Upon the closing of CLO 13 on December 16, 2015, the aggregate amount outstanding under the CLO 13 Warehouse was repaid.

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

Asset-Based Borrowing Facilities

On May 20, 2014, the Company’s five‑year nonrecourse, asset‑based revolving credit facility, maturing on November 5, 2015 (the “2015 Natural Resources Facility”), was adjusted and reduced to $75.0 million, that was subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. The Company had the right to prepay loans under the 2015 Natural Resources Facility in whole or in part at any time. Loans under the 2015 Natural Resources Facility bore interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 2.75% per annum. The 2015 Natural Resources Facility contained customary covenants applicable to the Company. On September 30, 2014, the 2015 Natural Resources Facility was terminated in connection with the Trinity transaction, with all amounts outstanding repaid as of September 30, 2014.
On February 27, 2013, the Company entered into a separate credit agreement for a five‑year $6.0 million non‑recourse, asset‑based revolving credit facility, maturing on February 27, 2018 (the “2018 Natural Resources Facility”), that was subject to, among other things, the terms of a borrowing base derived from the value of eligible specified oil and gas assets. On May 15, 2014, the 2018 Natural Resources Facility was adjusted and increased to $68.5 million. The Company had the right to prepay loans under the 2018 Natural Resources Facility in whole or in part at any time. Loans under the 2018 Natural Resources Facility bore interest at a rate equal to LIBOR plus a tiered applicable margin ranging from 1.75% to 3.25% per annum. The 2018 Natural Resources Facility contained customary covenants applicable to the Company. On July 1, 2014, the 2018 Natural Resources Facility was terminated in connection with the Company’s distribution of certain natural resources assets to its Parent, with all amounts outstanding repaid as of July 1, 2014.
As of the termination date for each of the respective credit facilities, the Company believed it was in compliance with the covenant requirements for its credit facilities.
Contractual Obligations
The table below summarizes the Company’s contractual obligations (excluding interest) under borrowing agreements as of December 31, 2015 (amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
CLO 2007-1 notes	$1,678,500	$—	$—	$—	$1,678,500
CLO 2007-A notes	15,096	—	15,096	—	—
CLO 2011-1 debt	249,301	—	—	249,301	—
CLO 2012-1 notes	385,500	—	—	—	385,500
CLO 2013-1 notes	458,500	—	—	—	458,500
CLO 2013-2 notes	339,250	—	—	—	339,250
CLO 9 notes	478,750	—	—	—	478,750
CLO 10 notes	368,000	—	—	—	368,000
CLO 11 notes	536,000	—	—	—	536,000
CLO 13 notes	374,000	—	—	—	374,000
Senior notes	373,793	—	—	—	373,793
Junior subordinated notes	283,517	—	—	—	283,517
Total	$5,540,207	$—	$15,096	$249,301	$5,275,810
The remaining contractual maturities in the table above were allocated assuming no prepayments and represent the principal amount of all notes, excluding any discount and accounting adjustments. Expected maturities may differ from contractual maturities because the Company, as the borrower, may have the right to call or prepay certain obligations, with or without call or prepayment penalties.
NOTE 9. DERIVATIVE INSTRUMENTS

The Company enters into derivative transactions in order to hedge its interest rate and foreign currency exposure to the effects of interest rate and foreign currency changes. Additionally, the Company enters into derivative transactions in the course of its portfolio management activities. The counterparties to the Company’s derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The counterparties to the Company’s derivative agreements have investment grade ratings and, as a result, the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of December 31, 2015 and December 31, 2014 (amounts in thousands):

	As of December 31, 2015		As of December 31, 2014
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$297,667	$(41,743)	$426,000	$(54,071)
Foreign exchange forward contracts and options	(375,524)	38,608	(442,181)	27,428
Total rate of return swaps	—	—	—	(130)
Options	—	95	—	5,212
Total		$(3,040)		$(21,561)

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
The following table presents the net gains (losses) recognized in other comprehensive income (loss) related to derivatives in cash flow hedging relationships (amounts in thousands):

	For the four months ended April 30, 2014	Year ended December 31, 2013
Net gains (losses) recognized in accumulated other comprehensive income (loss) on cash flow hedges	$(5,442)	$48,479

For all hedges where hedge accounting was applied, effectiveness testing and other procedures to ensure the ongoing validity of the hedges were performed at least quarterly. During the four months ended April 30, 2014 and year ended December 31, 2013, the Company did not recognize any ineffectiveness in income on the consolidated statements of operations from its cash flow hedges.

As of December 31, 2015 and December 31, 2014, the Successor Company had interest rate swaps with a notional amount of $297.7 million and $426.0 million, respectively, which were classified as free-standing derivatives, rather than cash flow hedges.
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

Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of December 31, 2015 and December 31, 2014, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $375.5 million and $442.2 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Income (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the consolidated statements of operations (amounts in thousands):

	Successor Company
	Year ended December 31, 2015			Eight months ended December 31, 2014
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$(5,297)	$11,610	$6,313	$—	$(6,890)	$(6,890)
Commodity swaps	—	—	—	(962)	(698)	(1,660)
Foreign exchange forward contracts and options(1)	30,687	(27,747)	2,940	(6,609)	(1,561)	(8,170)
Common stock warrants	—	(2,412)	(2,412)	1,237	(1,082)	155
Total rate of return swaps	304	130	434	(286)	(184)	(470)
Options	—	(5,117)	(5,117)	—	(1,472)	(1,472)
Net realized and unrealized gains (losses)	$25,694	$(23,536)	$2,158	$(6,620)	$(11,887)	$(18,507)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

	Predecessor Company
	Four months ended April 30, 2014			Year ended December 31, 2013
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Commodity swaps	$(2,515)	$(5,856)	$(8,371)	$1,296	$(5,562)	$(4,266)
Credit default swaps(1)	(2,167)	1,986	(181)	(4,408)	188	(4,220)
Foreign exchange forward contracts and options(2)	(2,068)	2,784	716	1,104	(2,096)	(992)
Common stock warrants	—	137	137	2,327	(1,503)	824
Total rate of return swaps	(2,349)	284	(2,065)	1,803	(229)	1,574
Options	—	(19)	(19)	(91)	333	242
Net realized and unrealized gains (losses)	$(9,099)	$(684)	$(9,783)	$2,031	$(8,869)	$(6,838)

(1)	Includes related income and expense on the derivatives.

(2)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its consolidated balance sheets. As of December 31, 2015, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $2.4 million net asset, net of $20.7 million collateral posted, (ii) $1.6 million net asset, net of $0.1 million collateral held and (iii) $9.1 million net asset, net of $23.6 million collateral held.

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

The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of December 31, 2015 (amounts in thousands):

	Successor Company
	As of December 31, 2015		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$807,496	$807,496	$807,496	$—	$—
Liabilities:
Senior notes	413,006	394,390	394,390	—	—
Junior subordinated notes	248,498	216,757	—	—	216,757

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Successor Company
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets:
Securities:
Corporate debt securities	$—	$172,912	$194,986	$367,898
Residential mortgage-backed securities	—	—	49,621	49,621
Total securities	—	172,912	244,607	417,519
Corporate loans	—	4,889,876	298,734	5,188,610
Equity investments, at estimated fair value	40,765	75,533	146,648	262,946
Interests in joint ventures and partnerships, at estimated fair value	—	—	888,408	888,408
Derivatives:
Foreign exchange forward contracts and options	—	37,120	3,637	40,757
Options	—	—	95	95
Total derivatives	—	37,120	3,732	40,852
Total	$40,765	$5,175,441	$1,582,129	$6,798,335
Liabilities:
Collateralized loan obligation secured notes	$—	$4,843,746	$—	$4,843,746
Derivatives:
Interest rate swaps	—	41,743	—	41,743
Foreign exchange forward contracts and options	—	1,399	750	2,149
Total derivatives	—	43,142	750	43,892
Total	$—	$4,886,888	$750	$4,887,638

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

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the year ended December 31, 2015 (amounts in thousands):

	Successor Company
	Assets								Liabilities
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options	Collateralized Loan Obligation Secured Notes
Beginning balance as of January 1, 2015	$317,034	$55,184	$347,077	$81,719	$718,772	$—	$—	$5,212	$5,501,099
Total gains or losses (for the period):
Included in earnings(1)	(37,716)	8,398	(69,384)	(42,472)	(141,386)	2,887	(2,412)	(5,117)	—
Transfers into Level 3	—	—	—	—	—	—	—	—	—
Transfers out of Level 3(2)	—	—	—	—	—	—	—	—	(5,501,099)
Purchases	10,001	—	12,775	—	351,184	—	—	—	—
Sales	(98,539)	—	(25,511)	—	—	—	—	—	—
Settlements	4,206	(13,961)	33,777	107,401	(40,162)	—	2,412	—	—
Ending balance as of December 31, 2015	$194,986	$49,621	$298,734	$146,648	$888,408	$2,887	$—	$95	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(45,488)	$2,273	$(67,368)	$(41,776)	$(141,386)	$2,887	$(2,412)	$(5,117)	$—

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the consolidated statements of operations.

(2)
CLO secured notes were transferred out of Level 3 due to the adoption of accounting guidance effective January 1, 2015, whereby the debt obligations of the Company's consolidated CLOs were measured on the basis of the estimated fair value of the financial assets of the CLOs. As such, as of December 31, 2015, these debt obligations were classified as Level 2. Refer to Note 2 to these consolidated financial statement for further discussion.

The following table presents additional information about assets, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the eight months ended December 31, 2014 (amounts in thousands):

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

Certain interests in joint ventures and partnerships were transferred from Level 1 to Level 2 during the eight months ended December 31, 2014 due to illiquid market conditions. There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis for the year ended December 31, 2015 and four months ended April 30, 2014.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of December 31, 2015 (dollar amounts in thousands):

Successor Company
	Balance as of December 31, 2015	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$194,986	Yield analysis	Yield	23%	6% - 31%	Decrease
			Net leverage	10x	10x-12x	Decrease
			EBITDA multiple	7x	7x - 10x	Increase
			Discount margin	750	750bps	Decrease

Residential mortgage – backed securities	$49,621	Discounted cash flows	Probability of default	1%	0% - 3%	Decrease
			Loss severity	40%	35% - 45%	Decrease
			Constant prepayment rate	15%	12% - 18%	(5)
Corporate loans	$298,734	Yield Analysis	Yield	11%	3% - 18%	Decrease
			Net leverage	7x	1x - 19x	Decrease
			EBITDA multiple	9x	6x - 15x	Increase
Equity investments, at estimated fair value(6)	$146,648	Inputs to market comparables, discounted cash flow and broker quotes	Illiquidity discount	11%	0% - 15%	Decrease
			Weight ascribed to market comparables	52%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	42%	0% - 100%	(8)
			Weight ascribed to broker quotes	6%	0% - 100%	(9)
		Market comparables	LTM EBITDA multiple	8x	4x - 13x	Increase
			Forward EBITDA multiple	8x	3x - 11x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	7% - 14%	Decrease
			LTM EBITDA exit multiple	8x	0x - 9x	Increase
		Broker quotes	Offered quotes	4	0 - 5	Increase
Interests in joint ventures and partnerships(10)	$888,408	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	43%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	57%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	5x	1x - 9x	Decrease
		Discounted cash flows	Weighted average cost of capital	8%	6% - 20%	Decrease
			Average price per BOE(11)	$20.61	$14.33 - $23.22	Increase
		Yield analysis	Yield	16%	16%	Decrease
			Net leverage	2x	2x	Decrease
			EBITDA multiple	8x	8x	Increase
Foreign exchange options, net	$2,887	Option pricing model	Forward and spot rates	11,500	6 -14,000	(12)
Options(13)	$95	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease
			Weight ascribed to market comparables	50%	50%	(7)
			Weight ascribed to discounted cash flows	50%	50%	(8)
	,	Market comparables	LTM EBITDA multiple	9x	9x	Increase
			Forward EBITDA multiple	8x	8x	Increase
		Discounted cash flows	Weighted average cost of capital	14%	14%	Decrease
			LTM EBITDA exit multiple	8x	8x	Increase

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $6.4 million was valued solely using broker quotes, while $11.3 million was valued solely using a market comparables technique.

(7)
The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level 3 investments if the market comparables approach results in a higher valuation than the discounted cash flow approach and broker quotes, if applicable. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach and broker quotes, if applicable.

(8)
The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level 3 investments if the discounted cash flow approach results in a higher valuation than the market comparables approach and broker quotes, if applicable. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables approach and broker quotes, if applicable.

(9)
The directional change from an increase in the weight ascribed to broker quotes would increase the fair value of the Level 3 investments if the broker quotes results in a higher valuation than the market comparables and discounted cash flow approaches, if applicable. The opposite would be true if the broker quotes results in a lower valuation than the market comparables and discounted cash flow approaches, if applicable.

(10)
Inputs exclude an asset that was valued using an independent third party valuation firm. Of the total interest in joint ventures and partnerships, $164.4 million was valued solely using a discounted cash flow technique, while $98.9 million was valued solely using a market comparables technique and $17.5 million was valued solely using a yield analysis.

(11)
Natural resources assets with an estimated fair value of $114.1 million as of December 31, 2015 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 25% liquids and 75% natural gas.

(12)	Inputs include forward rates for investments in Chinese Yuan and Indian Rupees.

(13)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $9.5 million was valued solely using a discounted cash flow technique, while $67.4 million was valued solely using a market comparables technique.

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

(10)
Natural resources assets with an estimated fair value of $176.4 million as of December 31, 2014 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one BOE is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 23% liquids and 77% natural gas.

(11)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of December 31, 2015 and December 31, 2014, the Company had unfunded financing commitments for corporate loans totaling $8.6 million and $9.5 million, respectively. The Company did not have any significant losses as of December 31, 2015, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $163.0 million as of December 31, 2015 and $162.0 million as of December 31, 2014.

Guarantees

As of December 31, 2015 and December 31, 2014, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.6 billion and $457.3 million, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts. In connection with certain of these investments, joint and several non-recourse “bad boy” guarantees were provided for losses relating solely to specified bad faith acts that damage the value of the real estate being used as collateral. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

Contingencies

From time to time, the Company is involved in various legal proceedings, lawsuits and claims incidental to the conduct of the Company’s business. The Company’s business is also subject to extensive regulation, which may result in regulatory proceedings against it. It is inherently difficult to predict the ultimate outcome, particularly in cases in which claimants seek substantial or unspecified damages, or where investigations or proceedings are at an early stage and the Company cannot predict with certainty the loss or range of loss that may be incurred; however, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s financial results in any particular period. Based on current discussion and consultation with counsel, management believes that the final resolution of these matters would not have a material impact on the Company’s consolidated financial statements.
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
The exercise price for any share option granted under the 2007 Share Incentive Plan could not be less than 100% of the fair market value of the common shares at the time the common share option was granted. Each option to acquire a common share must terminate no more than ten years from the date it was granted. As of April 30, 2014, the 2007 Share Incentive Plan authorized a total of 8,964,625 shares that could be used to satisfy awards under the 2007 Share Incentive Plan.     The 2007 Share Incentive Plan was terminated in May 2015, but continued to govern unvested awards with respect to 37,214 restricted KKR common units as of December 31, 2015. All such remaining outstanding awards vested on March 1, 2016.

As of December 31, 2015, all restricted KFN common shares and KFN common share options outstanding at the time of the Merger Transaction (other than any restricted Company common shares held by the Manager) had been converted to grants in respect of KKR & Co. common units and there were no outstanding equity awards in respect of KFN common shares.

The following table summarizes the restricted common share transactions that occurred prior to the Merger Transaction:

	Predecessor Company
	Manager	Directors	Total
Unvested shares as of December 31, 2012	438,937	92,253	531,190
Issued	292,009	39,288	331,297
Vested	(146,312)	(46,347)	(192,659)
Unvested shares as of December 31, 2013	584,634	85,194	669,828
Issued	—	—	—
Vested	(243,648)	—	(243,648)
Unvested shares as of April 30, 2014	340,986	85,194	426,180

The Company was required to value any unvested restricted common shares granted to the Manager at the current market price. The Company valued the unvested restricted common shares granted to the Manager at $11.54 per share and $12.19 per share at April 30, 2014 and December 31, 2013, respectively. There was $2.2 million and $3.4 million of total unrecognized compensation costs related to unvested restricted common shares granted as of April 30, 2014 and December 31, 2013, respectively. These costs were expected to be recognized through 2016.

The following table summarizes common share option transactions that occurred prior to the Merger Transaction:

Predecessor Company
	Number of Options	Weighted Average Exercise Price
Outstanding as of December 31, 2012	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of December 31, 2013	1,932,279	$20.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of April 30, 2014	1,932,279	$20.00

As of April 30, 2014 and December 31, 2013, 1,932,279 common share options were fully vested and exercisable. In connection with the Merger Transaction, each outstanding option to purchase a KFN common share was cancelled, as the exercise price per share applicable to all outstanding options exceeded the cash value of the number of KKR & Co. common units that a holder of one KFN common share was entitled to receive in the merger.

The components of share-based compensation expense that existed prior to the Merger Transaction were as follows (amounts in thousands):

	Predecessor Company
	For the four months ended April 30, 2014	Year ended December 31, 2013
Restricted common shares granted to Manager	$690	$3,524
Restricted common shares granted to certain directors	328	1,035
Total share-based compensation expense	$1,018	$4,559

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

The following table summarizes the components of related party management compensation on the Company’s consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Successor Company		Predecessor Company
	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31, 2013
Base management fees, net	$9,532	$15,145	$5,253	$25,029
CLO management fees	28,554	18,619	11,016	17,282
Incentive fees	—	—	12,882	22,741
Manager share-based compensation	—	—	690	3,524
Total related party management compensation	$38,086	$33,764	$29,841	$68,576

Base Management Fees

The Company pays its Manager a base management fee quarterly in arrears. Beginning in 2013, certain related party fees received by affiliates of the Manager were credited to the Company via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of the Manager for certain of the Company’s CLOs were credited to the Company via an offset to the base management fee.

In addition, during 2014 and 2013, the Company invested in a transaction that generated placement fees paid to a minority-owned affiliate of KKR. In connection with this transaction, the Manager agreed to reduce the Company’s base management fee payable to the Manager for the portion of these placement fees that were earned by KKR as a result of this minority-ownership.

The table below summarizes the aggregate base management fees (amounts in thousands):

	Successor Company		Predecessor Company
	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31, 2013
Base management fees, gross	$30,620	$25,883	$13,364	$39,065
CLO management fees credit(1)	(21,088)	(9,968)	(8,111)	(10,042)
Other related party fees credit	—	(770)	—	(3,994)
Total base management fees, net	$9,532	$15,145	$5,253	$25,029

(1)	See “CLO Management Fees” for further discussion.

The Manager waived base management fees related to the $230.4 million common share offering and $270.0 million common share rights offering that occurred during the third quarter of 2007 until such time as the Company’s common share closing price on the NYSE was $20.00 or more for five consecutive trading days. Accordingly, the Manager permanently waived approximately $2.9 million during the four months ended April 30, 2014 and $8.8 million for the year ended December 31, 2013.

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

Fees Waived

The collateral manager waived CLO management fees totaling of $2.0 million for CLO 2005-2 during the year ended December 31, 2015. Comparatively, the collateral manager waived CLO management fees totaling $4.2 million for CLO 2005-2 and CLO 2006-1 during the eight months ended December 31, 2014 and $1.6 million during the four months ended April 30, 2014. The Company called CLO 2005-2 in November 2015 and CLO 2006-1 in February 2015. During the year ended December 31, 2013, the collateral manager waived CLO management fees totaling $19.7 million for all CLOs, except for CLO 2005‑1 and CLO 2012‑1, and for partial periods for CLO 2007‑1 and CLO 2007‑A.

Fees Charged and Fee Credits

The Company recorded management fees expense for CLO 2005‑1, CLO 2007‑1, CLO 2012‑1, CLO 2013‑1, CLO 2013‑2, CLO 9, CLO 10 and CLO 11 during 2015. CLO 2005-1 was called in July 2015 and its last payment, which included CLO management fees, was made the same month. Comparatively, the Company recorded management fees expense for CLO 2005-1, CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 2013-1 and CLO 2013-2 during 2014. CLO 2007-A was called in July 2014 and its last payment, which included CLO management fees, was made in October 2014. The Company recorded management fees expense for CLO 2005‑1, CLO 2007‑1, CLO 2007‑A and CLO 2012‑1 during the year ended December 31, 2013.

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

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Successor Company		Predecessor Company
	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31, 2013
Charged and retained CLO management fees(1)	$7,466	$8,651	$2,905	$7,240
CLO management fees credit	21,088	9,968	8,111	10,042
Total CLO management fees	$28,554	$18,619	$11,016	$17,282

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager earned incentive fees totaling zero for both the year ended December 31, 2015 and eight months ended December 31, 2014. Incentive fees totaled $12.9 million for the four months ended April 30, 2014 and $22.7 million for the year ended December 31, 2013.

Manager Share-Based Compensation

As described above in Note 2, in connection with the Merger Transaction, the Predecessor Company’s common shares were converted into KKR & Co. common units. Prior to the Effective Date, the Company accounted for share‑based compensation issued to its directors and to its Manager using the fair value based methodology in accordance with relevant accounting guidance. Compensation cost related to restricted common shares issued to the Company’s directors was measured at its estimated fair value at the grant date, and was amortized and expensed over the vesting period on a straight‑line basis. Compensation cost related to restricted common shares and common share options issued to the Manager was initially measured at estimated fair value at the grant date, and was remeasured on subsequent dates to the extent the awards were unvested. The Company recognized share-based compensation expense related to restricted common shares granted to the Manager of $0.7 million for the four months ended April 30, 2014 and $3.5 million for the year ended December 31, 2013.
Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $5.5 million for the year ended December 31, 2015. The Company incurred reimbursable general and administrative expenses to its Manager totaling $3.0 million for the eight months ended December 31, 2014, $2.8 million for the four months ended April 30, 2014 and $9.8 million for the year ended December 31, 2013. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the consolidated statements of operations.

Contributions and Distributions

    The Company has made certain distributions to its Parent, as the sole holder of its common shares. The Company distributed $179.1 million in cash for the year ended December 31, 2015.

Common shareholders of the Predecessor Company received a quarterly distribution in respect of the KKR & Co. common units that such holders received as a result of the Merger Transaction and held as of the record date, or May 9, 2014. The distribution on all KKR & Co. common units was $0.43 per common unit and was paid by KKR & Co. on May 23, 2014. The Company distributed $44.9 million in cash to its Parent in May 2014 in connection with this distribution and $76.2 million to its Parent, as the sole holder of its common shares, during the rest of 2014.

In addition, during the year ended December 31, 2015 and eight months ended December 31, 2014, certain assets and cash were contributed from and distributed to the Parent. Specifically, during the year ended December 31, 2015, the Company's board of directors approved the receipt of certain general interests in an alternative credit fund from the Parent with an estimated fair value of $251.7 million. The table below summarizes the estimated fair value of contributions and distributions at the time of transfer, certain of which were different from the carrying value of assets transferred (amounts in thousands):

	Year ended December 31, 2015	Eight months ended December 31, 2014
Cash	$—	$235,759
Securities	—	116,526
Loans	—	16,049
Equity investments, at estimated fair value	—	38,346
Interests in joint ventures and partnerships	251,748	67,310
Other	—	854
Total contributions from Parent	$251,748	$474,844

Cash	$251,748	$192,037
Equity investments, at estimated fair value	—	101,042
Oil and gas properties, net	—	179,203
Total distributions to Parent	$251,748	$472,282

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of December 31, 2015, the aggregate par amount of these affiliated investments totaled $734.3 million, or approximately 11% of the total investment portfolio, and consisted of 8 issuers. The total $734.3 million in affiliated investments was comprised of $723.3 million of corporate loans and $11.0 million of equity investments. As of December 31, 2014, the aggregate par amount of these affiliated investments totaled $1.7 billion, or approximately 20% of the total investment portfolio, and consisted of 19 issuers. The total $1.7 billion in affiliated investments was comprised of $1.6 billion of corporate loans, $9.5 million of corporate debt securities and $13.6 million of equity investments.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of December 31, 2015 and December 31, 2014, the estimated fair value of these interests in joint ventures and partnerships totaled $805.5 million and $618.6 million, respectively.

NOTE 14. INCOME TAXES

The Company intends to continue to operate so as to qualify, for United States federal income tax purposes, as a partnership, and not as an association or publicly traded partnership taxable as a corporation. As such, the Company generally is not subject to United States federal income tax at the entity level, but is subject to limited state and foreign taxes.
The Company owns both REIT and domestic taxable corporate subsidiaries. The Company’s REIT subsidiaries are not expected to incur federal tax expense, but are subject to limited state income tax expense related to the 2015 tax year. The domestic taxable corporate subsidiaries taxed as regular corporations under the Code are expected to incur federal and state tax expense related to the 2015 tax year. The income tax expense (benefit) consisted of the following components (amounts in thousands):

	Successor Company		Predecessor Company
	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31, 2013
Current:
Federal income tax	$48	$(63)	$(4,304)	$2,988
State income tax	134	126	137	480
Total	182	63	(4,167)	3,468
Deferred:
Federal income tax	843	343	4,329	(3,001)
State income tax	165	78	—	—
Total	1,008	421	4,329	(3,001)
Total income tax expense (benefit)	$1,190	$484	$162	$467

The tax provision for domestic taxable corporate subsidiaries taxed as regular corporations was based on a combined federal and state income tax rate of 39.16% at December 31, 2015, 39.81%, at December 31, 2014 and 41.50% at December 31, 2013. The tax rate is equivalent to the combined federal statutory income tax rate and the state statutory income tax rate, net of federal benefit.
The following table presents a reconciliation of income before taxes at the statutory rate to the effective tax expense (benefit) (amounts in thousands):

	Successor Company		Predecessor Company
	Year ended December 31, 2015	Eight months ended December 31, 2014	Four months ended April 30, 2014	Year ended December 31, 2013
Income before taxes at statutory rate	$(116,720)	$(76,561)	$37,150	$102,794
Income passed through to shareholders	128,242	83,098	(34,377)	(93,260)
REIT income not subject to tax	(10,574)	(6,072)	(2,773)	(9,141)
State and local income taxes, net of federal benefit	194	82	88	(464)
Withholding taxes	48	21	25	172
Other	—	(84)	49	366
Effective tax expense (benefit)	$1,190	$484	$162	$467
Deferred tax assets are recognized if, in management’s judgment, their realizability is determined to be more likely than not. If a deferred tax asset is determined to be unrealizable, a valuation allowance is established. The significant components of deferred tax assets and liabilities are reflected in the following table as of December 31, 2015 and 2014 (amounts in thousands):

	As of December 31, 2015	As of December 31, 2014
Deferred tax assets:
Unrealized losses from investments in domestic corporate subsidiaries	$—	$—
Total deferred tax assets	—	—
Deferred tax liabilities:
Unrealized gains from investments in domestic corporate subsidiaries	1,008	421
Total deferred tax liabilities	1,008	421
Net deferred tax assets (liabilities)	$(1,008)	$(421)

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

The following tables present the net income (loss) components of our reportable segments reconciled to amounts reflected in the consolidated statements of operations (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2015	Eight months ended December 31, 2014	Year ended December 31, 2015	Eight months ended December 31, 2014
Total revenues	$339,809	$279,639	$15,677	$57,616	$19,770	$13,090	$—	$—	$375,256	$350,345
Total investment costs and expenses	214,464	142,204	7,625	38,117	1,568	815	—	—	223,657	181,136
Total other income (loss)	(391,187)	(241,035)	(70,630)	(115,141)	29,174	11,794	—	—	(432,643)	(344,382)
Total other expenses	50,631	40,703	1,179	2,219	412	476	219	174	52,441	43,572
Income tax expense (benefit)	154	49	—	—	1,036	435	—	—	1,190	484
Net income (loss)	$(316,627)	$(144,352)	$(63,757)	$(97,861)	$45,928	$23,158	$(219)	$(174)	$(334,675)	$(219,229)
Net income (loss) attributable to noncontrolling interests	(16,071)	(1,797)	(7,358)	(4,159)	—	—	—	—	(23,429)	(5,956)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(300,556)	$(142,555)	$(56,399)	$(93,702)	$45,928	$23,158	$(219)	$(174)	$(311,246)	$(213,273)

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Predecessor Company
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Four months ended April 30, 2014	Year ended December 31, 2013	Four months ended April 30, 2014	Year ended December 31, 2013	Four months ended April 30, 2014	Year ended December 31, 2013	Four months ended April 30, 2014	Year ended December 31, 2013	Four months ended April 30, 2014	Year ended December 31, 2013
Total revenues	$134,255	$425,209	$61,782	$119,178	$21,205	$1,519	$—	—	$217,242	$545,906
Total investment costs and expenses	62,485	218,600	38,915	86,174	425	931	—	—	101,825	305,705
Total other income (loss)	76,046	171,006	(8,123)	(13,642)	(11,589)	13,576	—	(20,015)	56,334	150,925
Total other expenses	23,121	60,870	1,633	4,835	230	606	40,625	31,118	65,609	97,429
Income tax expense (benefit)	146	450	—	—	16	17	—	—	162	467
Net income (loss)	$124,549	$316,295	$13,111	$14,527	$8,945	$13,541	$(40,625)	$(51,133)	$105,980	$293,230

(1)
Consists of certain expenses not allocated to individual segments including (i) other income (loss) comprised of losses on restructuring and extinguishment of debt of zero and $20.0 million for the four months ended April 30, 2014 and year ended December 31, 2013, respectively and (ii) other expenses comprised of incentive fees of $12.9 million and $22.7 million for the four months ended April 30, 2014 and year ended December 31, 2013, respectively, and merger related transaction costs of $22.7 million and zero for the four months ended April 30, 2014 and year ended December 31, 2013, respectively. The remaining reconciling items include insurance expenses, directors’ expenses and share-based compensation expense.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the consolidated balance sheets as of December 31, 2015 and December 31, 2014 (amounts in thousands):

	Successor Company
	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Total assets	$7,303,305	$8,438,227	$230,815	$300,281	$254,275	$213,006	$—	$111	$7,788,395	$8,951,625

(1)
Total consolidated assets as of December 31, 2015 included $82.9 million of noncontrolling interests, of which $50.3 million was related to the Credit segment and $32.6 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2014 included $100.2 million of noncontrolling interests, of which $62.7 million was related to the Credit segment and $37.4 million was related to the Natural Resources segment.

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

	Predecessor Company
	Four months ended April 30, 2014	Year ended December 31, 2013
Net income (loss)	$105,980	$293,230
Less: Preferred share distributions	6,891	27,411
Net income (loss) available to common shares	$99,089	$265,819
Less: Dividends and undistributed earnings allocated to participating securities	292	904
Net income (loss) allocated to common shares	$98,797	$264,915
Basic:
Basic weighted average common shares outstanding	204,276	202,411
Net income (loss) per common share	$0.48	$1.31
Diluted:
Diluted weighted average common shares outstanding(1)	204,276	202,411
Net income (loss) per common share	$0.48	$1.31
Distributions declared per common share	$0.22	$0.90

(1)	Potential anti-dilutive common shares excluded from diluted earnings per share related to common share options were 1,932,279.

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

	Predecessor Company
	Four months ended April 30, 2014 (1)			Year ended December 31, 2013 (1)
	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total	Net unrealized gains on available-for-sale securities	Net unrealized losses on cash flow hedges	Total
Beginning balance	$23,567	$(39,219)	$(15,652)	$17,472	$(87,698)	$(70,226)
Other comprehensive loss before reclassifications	(2,614)	(5,442)	(8,056)	(9,668)	48,479	38,811
Amounts reclassified from accumulated other comprehensive loss(2)	(2,639)	—	(2,639)	15,763	—	15,763
Net current-period other comprehensive loss	(5,253)	(5,442)	(10,695)	6,095	48,479	54,574
Ending balance	$18,314	$(44,661)	$(26,347)	$23,567	$(39,219)	$(15,652)

(1)	The Company’s gross and net of tax amounts are the same.

(2)
Includes an impairment charge of $4.4 million and $19.5 million for investments which were determined to be other-than-temporary for the four months ended April 30, 2014 and year ended December 31, 2013, respectively.

Reclassified amounts were included in net realized and unrealized gain (loss) on investments on the consolidated statements of operations.

NOTE 18. SUBSEQUENT EVENTS

On March 24, 2016, the Company’s board of directors declared a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution will be paid on April 15, 2016 to preferred shareholders as of the close of business on April 8, 2016.

On February 25, 2016, the Company's board of directors declared a cash distribution for the quarter ended December 31, 2015 on its common shares totaling $38.3 million, or $$383,135 per common share. The distribution was paid on February 26, 2016 to common shareholders of record as of the close of business on February 25, 2016.

On December 23, 2015, the Company’s board of directors declared a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on January 15, 2016 to preferred shareholders as of the close of business on January 8, 2016.

NOTE 19. SUMMARY OF QUARTERLY INFORMATION (UNAUDITED)
The following is a presentation of the results of operations for the years ended December 31, 2015 and 2014:

	Successor Company
	2015
(amounts in thousands)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenues	$82,670	$89,109	$105,691	$97,786
Total investment costs and expenses	53,202	50,352	62,450	57,653
Total other income (loss)	(186,065)	(185,449)	8,035	(69,164)
Total other expenses	11,457	11,547	12,269	17,168
Income (loss) before income taxes	(168,054)	(158,239)	39,007	(46,199)
Income tax expense (benefit)	20	94	729	347
Net income (loss)	$(168,074)	$(158,333)	$38,278	$(46,546)
Net income (loss) attributable to noncontrolling interests	(7,977)	(6,676)	(2,705)	(6,071)
Net income (loss) attributable to KKR Financial Holdings LLC and subsidiaries	(160,097)	(151,657)	40,983	(40,475)
Preferred share distributions	6,891	6,891	6,891	6,891
Net income (loss) available to common shares	$(166,988)	$(158,548)	$34,092	$(47,366)

	Successor Company			Predecessor Company
	2014			2014
(amounts in thousands, except per share information)	Fourth Quarter	Third Quarter	Two months ended June 30	One month ended April 30	First Quarter
Total revenues	$131,276	$124,756	$94,313	$76,652	$140,590
Total investment costs and expenses	64,132	61,340	55,664	28,055	73,770
Total other income (loss)	(239,584)	(125,685)	20,887	(16,506)	72,840
Total other expenses	14,310	14,898	14,364	34,151	31,458
Income (loss) before income taxes	(186,750)	(77,167)	45,172	(2,060)	108,202
Income tax expense (benefit)	422	34	28	143	19
Net income (loss)	$(187,172)	$(77,201)	$45,144	$(2,203)	$108,183
Net income (loss) attributable to noncontrolling interests	(6,772)	816	—	—	—
Net income (loss) attributable to KKR Financial Holdings LLC and subsidiaries	(180,400)	(78,017)	45,144	(2,203)	108,183
Preferred share distributions	6,891	6,891	6,891	—	6,891
Net income (loss) available to common shares	$(187,291)	$(84,908)	$38,253	$(2,203)	$101,292
Net income (loss) per common share:
Basic	N/A	N/A	N/A	$(0.01)	$0.49
Diluted	N/A	N/A	N/A	$(0.01)	$0.49
Weighted average number of common shares outstanding:
Basic	N/A	N/A	N/A	204,398	204,236
Diluted	N/A	N/A	N/A	204,398	204,236