Form 10-Q
period 2016-03-31
KKR Financial Holdings LLC
filed 2016-05-11
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

The number of shares of the registrant’s common shares outstanding as of May 4, 2016 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$361,344	$320,122
Restricted cash and cash equivalents	377,079	487,374
Securities, at estimated fair value	336,764	417,519
Corporate loans, at estimated fair value	4,783,419	5,188,610
Equity investments, at estimated fair value ($71,976 and $82,430 pledged as collateral as of March 31, 2016 and December 31, 2015, respectively)	244,462	262,946
Oil and gas properties, net	113,802	114,868
Interests in joint ventures and partnerships, at estimated fair value	748,329	888,408
Derivative assets	26,246	40,852
Interest and principal receivable	20,980	22,196
Receivable for investments sold	55,788	19,930
Other assets	21,430	25,570
Total assets	$7,089,643	$7,788,395
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$4,548,688	$4,843,746
Senior notes	412,617	413,006
Junior subordinated notes	248,903	248,498
Payable for investments purchased	59,143	220,085
Accounts payable, accrued expenses and other liabilities	30,393	43,667
Accrued interest payable	23,800	20,619
Related party payable	2,667	3,892
Derivative liabilities	59,645	43,892
Total liabilities	5,385,856	5,837,405
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both March 31, 2016 and December 31, 2015	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both March 31, 2016 and December 31, 2015	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(1,123,319)	(895,950)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	1,640,742	1,868,111
Noncontrolling interests	63,045	82,879
Total equity	1,703,787	1,950,990
Total liabilities and equity	$7,089,643	$7,788,395

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Revenues
Loan interest income	$66,908	$75,328
Securities interest income	5,064	15,591
Oil and gas revenue	2,641	2,828
Other	14,692	4,039
Total revenues	89,305	97,786
Investment costs and expenses
Interest expense	50,918	55,845
Oil and gas production costs	215	(48)
Oil and gas depreciation, depletion and amortization	1,066	1,002
Other	799	854
Total investment costs and expenses	52,998	57,653
Other income (loss)
Net realized and unrealized gain (loss) on investments	(138,032)	19,899
Net realized and unrealized gain (loss) on derivatives and foreign exchange	(10,216)	(9,100)
Net realized and unrealized gain (loss) on debt	(63,173)	(83,816)
Other income (loss)	1,539	3,853
Total other income (loss)	(209,882)	(69,164)
Other expenses
Related party management compensation	7,276	10,220
General, administrative and directors' expenses	15,776	5,812
Professional services	1,012	1,136
Total other expenses	24,064	17,168
Income (loss) before income taxes	(197,639)	(46,199)
Income tax expense (benefit)	60	347
Net income (loss)	$(197,699)	$(46,546)
Net income (loss) attributable to noncontrolling interests	(15,535)	(6,071)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	(182,164)	(40,475)
Preferred share distributions	6,891	6,891
Net income (loss) available to common shares	$(189,055)	$(47,366)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Net income (loss)	$(197,699)	$(46,546)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	—
Unrealized gains (losses) on cash flow hedges	—	—
Total other comprehensive income (loss)	—	—
Comprehensive income (loss)	$(197,699)	$(46,546)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(197,699)	$(46,546)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share information)

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2015	14,950,000	$378,983	100	$2,385,078	$(376,182)	$100,169	$2,488,048
Cumulative effect adjustment from adoption of accounting guidance	—	—	—	—	(1,877)	—	(1,877)
Capital contributions	—	—	—	—	—	2,083	2,083
Net income (loss)	—	—	—	—	(40,475)	(6,071)	(46,546)
Distributions declared on preferred shares	—	—	—	—	(6,891)	—	(6,891)
Distributions to Parent	—	—	—	—	(55,163)	—	(55,163)
Balance at March 31, 2015	14,950,000	$378,983	100	$2,385,078	$(480,588)	$96,181	$2,379,654

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2016	14,950,000	$378,983	100	$2,385,078	$(895,950)	$82,879	$1,950,990
Capital contributions	—	—	—	—	—	1,706	1,706
Capital distributions	—	—	—	—	—	(6,005)	(6,005)
Net income (loss)	—	—	—	—	(182,164)	(15,535)	(197,699)
Distributions declared on preferred shares	—	—	—	—	(6,891)	—	(6,891)
Distributions to Parent	—	—	—	—	(38,314)	—	(38,314)
Balance at March 31, 2016	14,950,000	$378,983	100	$2,385,078	$(1,123,319)	$63,045	$1,703,787

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Cash flows from operating activities
Net income (loss)	$(197,699)	$(46,546)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	10,216	9,100
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(15,535)	(6,071)
Net realized and unrealized (gain) loss on investments	153,567	(13,828)
Depreciation and net amortization	18,273	5,707
Net realized and unrealized (gain) loss on debt	63,173	83,816
Changes in assets and liabilities:
Interest receivable	1,217	10,695
Other assets	(16,611)	(29,189)
Related party payable	(1,225)	2,134
Accounts payable, accrued expenses and other liabilities	(13,274)	25,160
Accrued interest payable	3,181	7,896
Net cash provided by (used in) operating activities	5,283	48,874
Cash flows from investing activities
Principal payments from corporate loans	223,558	233,002
Principal payments from securities	17,133	3,191
Proceeds from sales of corporate loans	374,229	550,568
Proceeds from sales of securities	13,024	38,262
Proceeds from equity and other investments	75,852	6,142
Purchases of corporate loans	(363,541)	(352,743)
Purchases of equity and other investments	(14,615)	(35,407)
Net change in proceeds, purchases and settlements of derivatives	11,058	(5,960)
Net change in restricted cash and cash equivalents	110,295	(58,529)
Net cash provided by (used in) investing activities	446,993	378,526
Cash flows from financing activities
Retirement of collateralized loan obligation secured notes	(361,550)	(338,197)
Proceeds from collateralized loan obligation warehouse facility	—	50,000
Distributions on common shares	(38,314)	(55,163)
Distributions on preferred shares	(6,891)	(6,891)
Capital distributions to noncontrolling interests	(6,005)	—
Capital contributions from noncontrolling interests	1,706	2,083
Other capitalized costs	—	(80)
Net cash provided by (used in) financing activities	(411,054)	(348,248)
Net increase (decrease) in cash and cash equivalents	41,222	79,152
Cash and cash equivalents at beginning of period	320,122	163,405
Cash and cash equivalents at end of period	$361,344	$242,557
Supplemental cash flow information
Cash paid for interest	$41,104	$36,364
Net cash paid (refunded) for income taxes	$11	$12
Non-cash investing and financing activities
Preferred share distributions declared, not yet paid	$6,891	$6,891
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
The Company is a subsidiary of KKR & Co. L.P. (“KKR & Co.”). KKR Fund Holdings L.P. (“KKR Fund Holdings”), a subsidiary of KKR & Co., is the sole holder of all of the outstanding common shares of the Company and is the parent of the Company (the “Parent”). The Manager, a wholly‑owned subsidiary of KKR Credit Advisors (US) LLC, manages the Company pursuant to an amended and restated management agreement (as amended the “Management Agreement”). KKR Credit Advisors (US) LLC is a wholly‑owned subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), which is a subsidiary of KKR & Co.
The Company’s 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”) and senior notes are traded on the New York Stock Exchange ("NYSE").

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The majority of the Company's significant accounting policies have remained unchanged from the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2015 ("2015 Annual Report"). As such, in addition to the below, refer to the Company's 2015 Annual Report for further discussion.

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

Consolidation

KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”), KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 11, Ltd ("CLO 11") and KKR CLO 13, Ltd ("CLO 13") (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. During 2016, the Company called KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”) and during 2015, the Company called KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”), KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”) and KKR Financial CLO 2006-1, Ltd ("CLO 2006-1"), whereby the Company repaid all senior and mezzanine notes outstanding. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.
The Company finances the majority of its corporate debt investments through its CLOs. As of March 31, 2016, the Company’s CLOs held $4.8 billion par amount, or $4.5 billion estimated fair value, of corporate debt investments. As of December 31, 2015, the Company's CLOs held $5.5 billion par amount, or $5.1 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of March 31, 2016 and December 31, 2015, the aggregate par amount of CLO debt totaled $4.5 billion and $4.9 billion, respectively, held by unaffiliated third parties.

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
Recent Accounting Pronouncements

Consolidation

In February 2015, the FASB issued guidance which eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. The guidance is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued amended guidance that (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at fair value; (iii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amended guidance related to equity securities without readily determinable fair values (including the disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company is currently evaluating the impact on its financial statements.

NOTE 3. SECURITIES

The Company accounts for all of its securities, including RMBS, at estimated fair value. The following table summarizes the Company’s securities as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$495,548	$442,325	$336,764	$520,135	$474,201	$417,519
Total	$495,548	$442,325	$336,764	$520,135	$474,201	$417,519

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

	Three months ended March 31, 2016	Three months ended March 31, 2015
Net realized gains (losses)	$(1,593)	$(526)
Net (increase) decrease in unrealized losses	(50,126)	1,834
Net (increase) decrease in unrealized losses	$(51,719)	$1,308

Defaulted Securities

As of both March 31, 2016 and December 31, 2015, the Company had no corporate debt securities in default.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2016, approximately 90% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, JC Penney Corp. Inc and Mizuho Bank, Ltd. which combined represented $159.9 million, or approximately 55% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2015, approximately 89% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and JC Penney Corp. Inc, which combined represented $192.5 million, or approximately 52% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged securities for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Pledged as collateral for collateralized loan obligation secured debt	$136,318	$170,365
Total	$136,318	$170,365

NOTE 4. CORPORATE LOANS

The Company accounts for all of its corporate loans at estimated fair value. The following table summarizes the Company’s corporate loans as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$5,275,132	$5,164,654	$4,783,419	$5,722,646	$5,619,815	$5,188,610
Total	$5,275,132	$5,164,654	$4,783,419	$5,722,646	$5,619,815	$5,188,610

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

	Three months ended March 31, 2016	Three months ended March 31, 2015
Net realized gains (losses)	$(30,714)	$(16,182)
Net (increase) decrease in unrealized losses	44,923	82,274
Net realized and unrealized gains (losses)	$14,209	$66,092

For the corporate loans measured at estimated fair value under the fair value option of accounting, $6.3 million and $9.0 million of net gains were attributable to changes in instrument specific credit risk for the three months ended March 31, 2016 and March 31, 2015, respectively. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of March 31, 2016, the Company held a total par value and estimated fair value of $435.2 million and $115.6 million, respectively, of non-accrual loans carried at estimated fair value. As of December 31, 2015, the Company held a total par value and estimated fair value of $435.2 million and $127.5 million, respectively, of non-accrual loans. As of both March 31, 2016 and December 31, 2015, there were no corporate loans past due 90 or more days and still accruing.

Defaulted Loans

As of March 31, 2016, the Company held one corporate loan that was in default with a total estimated fair value of $105.1 million from one issuer. As of December 31, 2015, the Company held one corporate loan that was in default with a total estimated fair value of $113.6 million from one issuer.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2016, approximately 31% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., PQ

Corp and Texas Competitive Electric Holdings Company LLC (“TXU”), which combined represented $390.8 million, or approximately 8% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2015, approximately 31% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and PQ Corp, which combined represented $434.6 million, or approximately 8% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged loans for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Pledged as collateral for collateralized loan obligation secured debt	$4,491,601	$4,917,123
Total	$4,491,601	$4,917,123

NOTE 5. EQUITY INVESTMENTS AND INTERESTS IN JOINT VENTURES AND PARTNERSHIPS

The Company holds interests in joint ventures and partnerships, certain of which (i) the Company participates alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to commercial real estate and specialty lending focused businesses or (ii) are held as interests in private or public funds managed by KKR and its affiliates. Refer to Note 11 to these condensed consolidated financial statements for further discussion. As of March 31, 2016 and December 31, 2015, the Company held $748.3 million and $888.4 million, respectively, of interests in joint ventures and partnerships carried at estimated fair value.

In addition, as of March 31, 2016 and December 31, 2015, the Company held $244.5 million and $262.9 million, respectively, of equity investments, which were carried at estimated fair value and comprised primarily of common and preferred stock.

Net Realized and Unrealized Gains (Losses)

The following tables present the Company’s realized and unrealized gains (losses), which are accounted for similarly to securities and loans, from equity investments and interests in joint ventures and partnerships (amounts in thousands):

	Three months ended March 31, 2016		Three months ended March 31, 2015
	Equity Investments	Interests in Joint Ventures and Partnerships (1)	Equity Investments	Interests in Joint Ventures and Partnerships (1)
Net realized gains (losses)	$725	$(2,162)	$1,424	$—
Net (increase) decrease in unrealized losses	(15,992)	(83,093)	(22,426)	(26,499)
Net realized and unrealized gains (losses)	$(15,267)	$(85,255)	$(21,002)	$(26,499)

(1) Includes net loss attributable to noncontrolling interests of $15.5 million and $6.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

As of March 31, 2016 and December 31, 2015, the Company had equity method investments, at estimated fair value, totaling $400.8 million and $506.5 million, respectively. The Company's equity method investments are comprised primarily of the following issuers with the respective ownership percentages: (i) Maritime Finance Company, which the Company holds approximately 31% through its ownership of KKR Nautilus Aggregator Limited, (ii) LCI Helicopters Limited, which the Company holds approximately 33% common equity interest in and (iii) Mineral Acquisition Company, which the Company holds approximately 70% through its ownership of KKR Royalty Aggregator LLC. KKR Royalty Aggregator LLC is an investment company for accounting purposes and accordingly, does not consolidate Mineral Acquisition Company, which it wholly-owns. The Company consolidates both KKR Nautilus Aggregator Limited and KKR Royalty Aggregator LLC and reflects all ownership interests held by third parties as noncontrolling interests in its financial statements.

NOTE 6. BORROWINGS

The Company accounts for its collateralized loan obligation secured notes at estimated fair value, with changes in estimated fair value recorded in the condensed consolidated statements of operations, and all of its other borrowings at amortized cost. As of January 1, 2015, the Company adopted the measurement alternative issued by the FASB whereby the financial liabilities of its consolidated CLOs were measured using the fair value of the financial assets of its consolidated CLOs, which was determined to be more observable.

Certain information with respect to the Company’s borrowings as of March 31, 2016 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2007-1 secured notes	$1,431,783	$1,537,984	2.47%	1871	$1,530,018
CLO 2007-1 subordinated notes(3)	134,468	74,058	4.53	1871	143,694
CLO 2007-A subordinated notes(3)	15,096	15,640	6.59	563	43,222
CLO 2012-1 secured notes	367,500	372,968	2.70	3181	365,848
CLO 2012-1 subordinated notes(3)	18,000	8,960	14.06	3181	17,919
CLO 2013-1 secured notes	458,500	461,576	2.34	3393	481,092
CLO 2013-2 secured notes	339,250	340,151	2.80	3585	349,842
CLO 9 secured notes	463,750	460,374	2.63	3850	459,889
CLO 9 subordinated notes(3)	15,000	8,879	14.62	3850	14,875
CLO 10 secured notes	368,000	370,038	2.87	3546	381,593
CLO 11 secured notes	507,750	500,174	2.68	4032	500,785
CLO 11 subordinated notes(3)	28,250	20,623	16.84	4032	27,862
CLO 13 secured notes	370,000	374,429	2.84	4308	379,157
CLO 13 subordinated notes(3)	4,000	2,834	—	4308	4,099
Total collateralized loan obligation secured debt	4,521,347	4,548,688			4,699,895
8.375% Senior notes	258,750	289,350	8.38	9360	—
7.500% Senior notes	115,043	123,267	7.50	9485	—
Junior subordinated notes	283,517	248,903	5.57	7493	—
Total borrowings	$5,178,657	$5,210,208			$4,699,895

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

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

CLO Debt

For the CLO secured notes, which the Company measured based on the estimated fair value of the financial assets of its CLOs as of January 1, 2015, there were no gains (losses) attributable to changes in instrument specific credit risk for both the three months ended March 31, 2016 and March 31, 2015.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007‑1 and CLO 2007‑A were no longer in their reinvestment periods as of March 31, 2016. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 11 and

CLO 13 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018, April 2019 and January 2020, respectively.
Pursuant to the terms of the indentures governing our CLO transactions, the Company has the ability to call its CLO transactions after the end of the respective non-call periods. During November 2015, the Company called CLO 2005-2 and repaid all senior and mezzanine notes totaling $140.2 million par amount. During July 2015, the Company called CLO 2005-1 and repaid all senior and mezzanine notes totaling $142.4 million par amount. In addition, during February 2015, the Company called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. As described below in Note 7 to these condensed consolidated financial statements, the Company used a pay-fixed, receive-variable interest rate swap to hedge interest rate risk associated with CLO 2006-1. In connection with the repayment of CLO 2006-1 notes, the related interest rate swap, with a contractual notional amount of $84.0 million, was terminated.
During the three months ended March 31, 2016, $112.2 million of original CLO 2007-1 senior notes were repaid. During the three months ended March 31, 2015, $169.8 million of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 senior notes were repaid. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During March 2016, the Company called CLO 2011-1 and repaid all senior notes totaling $249.3 million par amount. During the three months ended March 31, 2015, $1.5 million of original CLO 2011-1 senior notes were repaid.

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

During June 2015, the Company issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million and $35.0 million par amount of CLO 2007-1 class D and E notes for proceeds of $35.1 million. Subsequently, in July 2015, the Company issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million.

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

NOTE 7. DERIVATIVE INSTRUMENTS

The Company enters into derivative transactions in order to hedge its interest rate and foreign currency exposure to the effects of interest rate and foreign currency changes. Additionally, the Company enters into derivative transactions in the course of its portfolio management activities. The counterparties to the Company’s derivative agreements are major financial institutions with which the Company and its affiliates may also have other financial relationships. In the event of nonperformance by the counterparties, the Company is potentially exposed to losses. The counterparties to the Company’s derivative agreements are major financial institutions and, as a result, the Company does not anticipate that any of the counterparties will fail to fulfill their obligations.

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	As of March 31, 2016		As of December 31, 2015
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$281,333	$(53,229)	$297,667	$(41,743)
Foreign exchange forward contracts and options	(383,238)	19,332	(375,524)	38,608
Options	—	498	—	95
Total		$(33,399)		$(3,040)

Free-Standing Derivatives

Free-standing derivatives are derivatives that the Company has entered into in conjunction with its investment and risk management activities, but for which the Company has not designated the derivative contract as a hedging instrument for accounting purposes. Such derivative contracts may include interest rate swaps, commodity derivatives, credit default swaps and foreign exchange contracts and options. Free-standing derivatives also include investment financing arrangements (total rate of return swaps) whereby the Company receives the sum of all interest, fees and any positive change in fair value amounts from a reference asset with a specified notional amount and pays interest on such notional amount plus any negative change in fair value amounts from such reference asset.

Gains and losses on free-standing derivatives are reported in net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations. Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

Interest Rate Swaps

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its CLOs as well as certain of its floating rate junior subordinated notes. As of March 31, 2016 and December 31, 2015, the Company had interest rate swaps with a notional amount of $281.3 million and $297.7 million, respectively.
Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of March 31, 2016 and December 31, 2015, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $383.2 million and $375.5 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Gain (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations (amounts in thousands):

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$(11,731)	$(11,731)	$(5,297)	$(244)	$(5,541)
Foreign exchange forward contracts and options(1)	11,212	(10,242)	970	15	(594)	(579)
Common stock warrants	142	—	142	—	(1,891)	(1,891)
Total rate of return swaps	—	—	—	(165)	(21)	(186)
Options	—	403	403	—	(903)	(903)
Net realized and unrealized gains (losses)	$11,354	$(21,570)	$(10,216)	$(5,447)	$(3,653)	$(9,100)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its condensed consolidated balance sheets. As of March 31, 2016, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $0.4 million net liability, net of $6.9 million collateral posted, (ii) $0.7 million net asset, net of $0.1 million collateral held and (iii) $5.2 million net asset, net of $33.7 million collateral held. Comparatively, as of December 31, 2015, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $2.4 million net asset, net of $20.7 million collateral posted, (ii) $1.6 million net asset, net of $0.1 million collateral held and (iii) $9.1 million net asset, net of $23.6 million collateral held.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

The Company accounts for its investments, as well as its collateralized loan obligation secured notes at estimated fair value. The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of March 31, 2016 (amounts in thousands):

	As of March 31, 2016		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$738,423	$738,423	$738,423	$—	$—
Liabilities:
Senior notes	412,617	391,250	391,250	—	—
Junior subordinated notes	248,903	200,179	—	—	200,179

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2016
Assets:
Securities:
Corporate debt securities	$—	$138,982	$150,068	$289,050
Residential mortgage-backed securities	—	—	47,714	47,714
Total securities	—	138,982	197,782	336,764
Corporate loans	—	4,486,437	296,982	4,783,419
Equity investments, at estimated fair value	44,133	61,766	138,563	244,462
Interests in joint ventures and partnerships, at estimated fair value	—	—	748,329	748,329
Derivatives:
Foreign exchange forward contracts and options	—	23,272	2,476	25,748
Options	—	—	498	498
Total derivatives	—	23,272	2,974	26,246
Total	$44,133	$4,710,457	$1,384,630	$6,139,220
Liabilities:
Collateralized loan obligation secured notes	$—	$4,548,688	$—	$4,548,688
Derivatives:
Interest rate swaps	—	53,229	—	53,229
Foreign exchange forward contracts and options	—	5,781	635	6,416
Total derivatives	—	59,010	635	59,645
Total	$—	$4,607,698	$635	$4,608,333

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2015
Assets:
Securities:
Corporate debt securities	$—	$172,912	$194,986	$367,898
Residential mortgage-backed securities	—	—	49,621	49,621
Total securities	—	172,912	244,607	417,519
Corporate loans	—	4,889,876	298,734	5,188,610
Equity investments, at estimated fair value	40,765	75,533	146,648	262,946
Interests in joint ventures and partnerships, at estimated fair value	—	—	888,408	888,408
Derivatives:				0
Foreign exchange forward contracts and options	—	37,120	3,637	40,757
Options	—	—	95	95
Total derivatives	—	37,120	3,732	40,852
Total	$40,765	$5,175,441	$1,582,129	$6,798,335
Liabilities:
Collateralized loan obligation secured notes	$—	$4,843,746	$—	$4,843,746
Derivatives:
Interest rate swaps	—	41,743	—	41,743
Foreign exchange forward contracts and options	—	1,399	750	2,149
Total derivatives	—	43,142	750	43,892
Total	$—	$4,886,888	$750	$4,887,638

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended March 31, 2016 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Options
Beginning balance as of January 1, 2016	$194,986	$49,621	$298,734	$146,648	$888,408	$2,887	$95
Total gains or losses (for the period):
Included in earnings(1)	(44,882)	332	(6,827)	(8,085)	(80,695)	(1,046)	403
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Purchases	—	—	2,306	—	14,067	—	—
Sales		—	—	—	—	—	—
Settlements	(36)	(2,239)	2,769	—	(73,451)	—	—
Ending balance as of March 31, 2016	$150,068	$47,714	$296,982	$138,563	$748,329	$1,841	$498
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(44,882)	$329	$(6,827)	$(8,085)	$(80,695)	$(1,046)	$403

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

The following table presents additional information about assets and liabilities, including derivatives, that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended March 31, 2015 (amounts in thousands):

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

(2)
CLO secured notes were transferred out of Level 3 due to the adoption of accounting guidance effective January 1, 2015, whereby the debt obligations of the Company's consolidated CLOs were measured on the basis of the estimated fair value of the financial assets of the CLOs. As such, as of March 31, 2015, these debt obligations were classified as Level 2. Refer to Note 2 to these condensed consolidated financial statements for further discussion.

There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis for the three months ended March 31, 2016 and March 31, 2015.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of March 31, 2016 (dollar amounts in thousands):

	Balance as of March 31, 2016	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$150,068	Yield analysis	Yield	12%	7% - 13%	Decrease
			Net leverage	9x	9x-10x	Decrease
			EBITDA multiple	8x	7x - 9x	Increase
			Discount margin	1050	1050bps	Decrease
		Market comparables	LTM EBITDA multiple	9x	9x	Increase
			Forward EBITDA multiple	12x	12x	Increase
Residential mortgage – backed securities	$47,714	Discounted cash flows	Probability of default	1%	0% - 3%	Decrease
			Loss severity	40%	35% - 45%	Decrease
			Constant prepayment rate	15%	12% - 18%	(5)
Corporate loans	$296,982	Yield Analysis	Yield	13%	4% - 24%	Decrease
			Net leverage	8x	1x - 14x	Decrease
			EBITDA multiple	9x	6x - 13x	Increase
Equity investments, at estimated fair value(6)	$138,563	Inputs to both market comparables and discounted cash flow	Illiquidity discount	11%	0% - 15%	Decrease
			Weight ascribed to market comparables	59%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	41%	0% - 50%	(8)
		Market comparables	LTM EBITDA multiple	9x	4x - 15x	Increase
			Forward EBITDA multiple	8x	4x - 12x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	7% - 14%	Decrease
			LTM EBITDA exit multiple	9x	3x - 11x	Increase
Interests in joint ventures and partnerships(9)	$748,329	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	34%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	66%	0% - 100%	(8)
		Market comparables	Control Premium	7%	4% - 11%	Decrease
			LTM EBITDA multiple	5x	1x - 9x	Increase
		Discounted cash flows	Weighted average cost of capital	10%	7% - 24%	Decrease
			Average price per BOE(10)	$18.80	$12.56 - $21.70	Increase
		Yield analysis	Yield	14%	14%	Decrease
			Net leverage	2x	2x	Decrease
			EBITDA multiple	6x	6x	Increase
Foreign exchange options, net	$1,841	Option pricing model	Forward and spot rates	12,000	6 - 13,500	(11)
Options(12)	$498	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease
			Weight ascribed to market comparables	50%	50%	(7)
			Weight ascribed to discounted cash flows	50%	50%	(8)
	,	Market comparables	LTM EBITDA multiple	7x	7x	Increase
			Forward EBITDA multiple	7x	7x	Increase
		Discounted cash flows	Weighted average cost of capital	15%	15%	Decrease
			LTM EBITDA exit multiple	6x	6x	Increase

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $14.2 million was valued solely using a market comparables technique.

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

(9)
Inputs exclude an asset that was valued using an independent third party valuation firm. Of the total interest in joint ventures and partnerships, $162.0 million was valued solely using a discounted cash flow technique, while $44.6 million was valued solely using a market comparables technique and $18.1 million was valued solely using a yield analysis.

(10)
Natural resources assets with an estimated fair value of $92.6 million as of March 31, 2016 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 26% liquids and 74% natural gas.

(11)	Inputs include forward rates for investments in Chinese Yuan and Indian Rupees.

(12)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

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

NOTE 9. SHAREHOLDERS’ EQUITY

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

Common Shares

On May 4, 2007, the Company adopted an amended and restated share incentive plan (the “2007 Share Incentive Plan”) that provided for the grant of qualified incentive common share options and other share‑based awards to the Manager, directors, officers and any key employees of the Manager and to any other individual or entity performing services for the

Company. The 2007 Share Incentive Plan was terminated in May 2015, but continued to govern unvested awards with respect to 37,214 restricted KKR common units as of December 31, 2015, which were converted from KFN shares in connection with the merger transaction. All such remaining outstanding awards vested on March 1, 2016.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of March 31, 2016 and December 31, 2015, the Company had unfunded financing commitments for corporate loans totaling $7.4 million and $8.6 million, respectively. The Company did not have any significant losses as of March 31, 2016, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $121.0 million as of March 31, 2016 and $163.0 million as of December 31, 2015.

Guarantees

As of March 31, 2016 and December 31, 2015, the Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.4 billion and $1.6 billion, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Base management fees, net	$1,029	$4,053
CLO management fees	6,247	6,167
Incentive fees	—	—
Total related party management compensation	$7,276	$10,220

Base Management Fees

The Company pays its Manager a base management fee quarterly in arrears. During 2016 and 2015, certain related party fees received by affiliates of the Manager were credited to the Company via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of the Manager for certain of the Company’s CLOs were credited to the Company via an offset to the base management fee.

The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Base management fees, gross	$5,783	$8,491
CLO management fees credit(1)	(4,754)	(4,438)
Total base management fees, net	$1,029	$4,053

(1)	See “CLO Management Fees” for further discussion.

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

Fees Waived

The collateral manager waived CLO management fees totaling of $0.5 million for CLO 2005-2 during the three months ended March 31, 2015. The Company called CLO 2005-2 in November 2015.

Fees Charged and Fee Credits

The Company recorded management fees expense for the majority of its CLOs during both the three months ended March 31, 2016 and 2015. The Manager credits the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLO 2007-1, CLO 2007-A, CLO 2012-1, CLO 9 and CLO 11 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the

CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLO 2013-1, CLO 2013-2 and CLO 10 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Charged and retained CLO management fees(1)	$1,493	$1,729
CLO management fees credit	4,754	4,438
Total CLO management fees	$6,247	$6,167

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager earned incentive fees totaling zero for both of the three months ended March 31, 2016 and March 31, 2015.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $1.0 million and $2.3 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Contributions and Distributions

    The Company has made certain distributions to its Parent, as the sole holder of its common shares. The Company distributed $38.3 million and $55.2 million during the three months ended March 31, 2016 and March 31, 2015, respectively.

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of March 31, 2016, the aggregate par amount of these affiliated investments totaled $655.4 million, or approximately 11% of the total investment portfolio, and consisted of 6 issuers. Of the total affiliated investments, $644.4 million of corporate loans and $11.0 million of equity investments. As of December 31, 2015, the aggregate par amount of these affiliated investments totaled $734.3 million, or approximately 11% of the total investment portfolio, and consisted of 8 issuers. The total $734.3 million in affiliated investments was comprised of $723.3 million of corporate loans and $11.0 million of equity investments.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of March 31, 2016 and December 31, 2015, the estimated fair value of these interests in joint ventures and partnerships totaled $685.3 million and $805.5 million, respectively.

NOTE 12. SEGMENT REPORTING

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

The Company evaluates the performance of its reportable segments based on several net income (loss) components. Net income (loss) includes (i) revenues, (ii) related investment costs and expenses, (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses and directors’ expenses are not allocated to individual segments in the Company’s assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended March 31, 2016	Three months ended March 31, 2015	Three months ended March 31, 2016	Three months ended March 31, 2015	Three months ended March 31, 2016	Three months ended March 31, 2015	Three months ended March 31, 2016	Three months ended March 31, 2015	Three months ended March 31, 2016	Three months ended March 31, 2015
Total revenues	$77,395	$94,958	$2,641	$2,828	$9,269	$—	$—	$—	$89,305	$97,786
Total investment costs and expenses	50,984	55,967	1,614	1,340	400	346	—	—	52,998	57,653
Total other income (loss)	(173,946)	(65,992)	(27,242)	(7,753)	(8,694)	4,581	—	—	(209,882)	(69,164)
Total other expenses	23,864	16,403	130	510	70	155	—	100	24,064	17,168
Income tax expense (benefit)	23	48	—	—	37	299	—	—	60	347
Net income (loss)	$(171,422)	$(43,452)	$(26,345)	$(6,775)	$68	$3,781	$—	$(100)	$(197,699)	$(46,546)
Net income (loss) attributable to noncontrolling interests	(9,711)	(5,858)	(5,824)	(213)	—	—	—	—	(15,535)	(6,071)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(161,711)	$(37,594)	$(20,521)	$(6,562)	$68	$3,781	$—	$(100)	$(182,164)	$(40,475)

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Total assets	$6,663,815	$7,303,305	$208,161	$230,815	$217,667	$254,275	$—	$—	$7,089,643	$7,788,395

(1)
Total consolidated assets as of March 31, 2016 included $63.0 million of noncontrolling interests, of which $34.5 million was related to the Credit segment and $28.5 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2015 included $82.9 million of noncontrolling interests, of which $50.3 million was related to the Credit segment and $32.6 million was related to the Natural Resources segment.

NOTE 13. SUBSEQUENT EVENTS

On March 24, 2016, the Company's board of directors declared a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on April 15, 2016 to preferred shareholders of record as of the close of business on April 8, 2016.

On May 9, 2016, the Company's board of directors declared a cash distribution for the quarter ended March 31, 2016 on its common shares totaling $24.6 million, or $245,741 per common share. The distribution was paid on May 10, 2016 to common shareholders of record as of the close of business on May 9, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on March 29, 2016. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of March 31, 2016, our CLO transactions consisted of KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2007‑A, Ltd. (“CLO 2007‑A”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”) KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 11, Ltd. (“CLO 11”) and KKR CLO 13, Ltd. (“CLO 13”) (collectively the “Cash Flow CLOs”). During March 2016, we called KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”), whereby we repaid all senior and mezzanine notes outstanding. Also, during 2015, we called KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2"), KKR Financial CLO 2005-1, Ltd ("CLO 2005-1") and KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), whereby we repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

We are a Delaware limited liability company and were organized on January 17, 2007. We are the successor to KKR Financial Corp., a Maryland corporation. We intend to continue to operate so that we qualify, for United States federal income tax purposes, as a partnership and not as an association or publicly traded partnership taxable as a corporation.

We are a subsidiary of KKR & Co. L.P. (“KKR & Co.”). KKR Fund Holdings L.P. (“KKR Fund Holdings”), a subsidiary of KKR & Co., is the sole holder of all of our outstanding common shares and is our parent (the “Parent”). We are externally managed and advised by our Manager, a subsidiary of KKR Credit Advisors (US) LLC, pursuant to an amended and restated management agreement (as amended the “Management Agreement”). KKR Credit Advisors (US) LLC is a subsidiary of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), which is a subsidiary of KKR & Co.

Our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”) and senior notes are traded on the New York Stock Exchange ("NYSE").

Consolidated Summary of Results

Our net loss available to common shares for the three months ended March 31, 2016 totaled $189.1 million, while we had net loss available to common shares for the three months ended March 31, 2015 totaling $47.4 million. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

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

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared by management in conformity with GAAP. Our significant accounting policies are fundamental to understanding our financial condition and results of operations because some of these policies require that we make significant estimates and assumptions that may affect the value of our assets or liabilities and financial results. We believe that certain of our policies are critical because they require us to make difficult, subjective, and complex judgments about matters that are inherently uncertain. In addition to the below, refer to “Part I-Item 1. Financial Statements-Note 2. Summary of Significant Accounting Policies” and our Form 10-K filed with the SEC on March 29, 2016 for further discussion.

Recent Accounting Pronouncements

Consolidation

In February 2015, the FASB issued guidance which eliminates the presumption that a general partner should consolidate a limited partnership and also eliminates the consolidation model specific to limited partnerships. The amendments also clarify how to treat fees paid to an asset manager or other entity that makes the decisions for the investment vehicle and whether such fees should be considered in determining when a variable interest entity should be reported on an asset manager's balance sheet. The guidance is effective for reporting periods starting after December 15, 2015 and for interim periods within the fiscal year. Early adoption is permitted, and a full retrospective or modified retrospective approach is required. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued amended guidance that (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at fair value; (iii) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments and (iv) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amended guidance related to equity securities without readily determinable fair values (including the disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating the impact on our financial statements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	Three months ended March 31, 2016	Three months ended March 31, 2015	Three months ended March 31, 2016	Three months ended March 31, 2015	Three months ended March 31, 2016	Three months ended March 31, 2015	Three months ended March 31, 2016	Three months ended March 31, 2015	Three months ended March 31, 2016	Three months ended March 31, 2015
Total revenues	$77,395	$94,958	$2,641	$2,828	$9,269	$—	$—	$—	$89,305	$97,786
Total investment costs and expenses	50,984	55,967	1,614	1,340	400	346	—	—	52,998	57,653
Total other income (loss)	(173,946)	(65,992)	(27,242)	(7,753)	(8,694)	4,581	—	—	(209,882)	(69,164)
Total other expenses	23,864	16,403	130	510	70	155	—	100	24,064	17,168
Income tax expense (benefit)	23	48	—	—	37	299	—	—	60	347
Net income (loss)	$(171,422)	$(43,452)	$(26,345)	$(6,775)	$68	$3,781	$—	$(100)	$(197,699)	$(46,546)
Net income (loss) attributable to noncontrolling interests	(9,711)	(5,858)	(5,824)	(213)	—	—	—	—	(15,535)	(6,071)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(161,711)	$(37,594)	$(20,521)	$(6,562)	$68	$3,781	$—	$(100)	$(182,164)	$(40,475)

(1) Consists of insurance and directors’ expenses which are not allocated to individual segments.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, and to a lesser extent dividend income primarily from our equity investments and interests in joint ventures and partnerships. In addition, revenues include oil and gas revenue from our overriding royalty interest properties.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues decreased $8.5 million in the first quarter of 2016 compared to the first quarter of 2015. This was primarily due to an $18.9 million decline in interest income earned from our corporate debt portfolio, partially offset by a $10.7 million increase in other income.

The decline in interest income was largely due to a smaller portfolio generating recurring income. Specifically, as of March 31, 2016, the aggregate par value of our corporate debt portfolio totaled $5.7 billion, as compared to $6.9 billion as of March 31, 2015. This was primarily due to the fact that we called CLO 2006-1, CLO 2005-1, CLO 2005-2 and CLO 2011-1 during 2015 and first quarter of 2016. Refer to "Revenues" below in the Credit segment for further discussion.

Other income within revenues increased $10.7 million in the first quarter of 2016 compared to the first quarter of 2015. Other income was primarily comprised of dividend income, the majority of which was from our interests in joint ventures and partnerships and equity investments. In particular, we received $9.3 million of dividend payments from certain of our commercial real estate assets during the first quarter of 2016. Unlike our corporate debt portfolio, which have stated coupon rates, dividends are not necessarily contractual in their amounts or timing and may vary depending on investment performance.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties and other investment expenses.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Total investment costs and expenses decreased $4.7 million in the first quarter of 2016 compared to the first quarter of 2015 largely driven by a decrease in interest expense, specifically in our collateralized loan obligation secured notes and interest rate swaps. Specifically, CLO note discount accretion, a component of interest expense on our collateralized loan obligation secured notes, decreased $3.8 million period over period due to the fact that the first quarter of 2015 included $3.5 million of accelerated accretion of debt discount due to principal paydowns in CLO 2007-1 and the calling of CLO 2006-1 in February 2015. Additionally, interest expense related to our interest rate swaps decreased $1.4 million during the first quarter of 2016 compared to the same prior year period. In conjunction with CLO 2006-1 being called in the first quarter of 2015, we also terminated the related interest rate swap, which resulted in a decrease in interest expense related to our interest rate swaps. Refer to "Investment Costs and Expenses" below in the Credit segment for further discussion.

Other Income (Loss)

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Other loss increased $140.7 million in the first quarter of 2016 compared to the first quarter of 2015 primarily due to a $157.9 million unfavorable change in net realized and unrealized gain (loss) on investments, partially offset by a $20.6 million decrease in net realized and unrealized loss on debt.

Net realized and unrealized gain (loss) on investments changed $157.9 million from a net unrealized gain of $19.9 million in the first quarter of 2015 to a net unrealized loss of $138.0 million in the first quarter of 2016. A majority of this unfavorable change was related to our corporate debt portfolio which declined in value largely attributable to general market conditions, which impacted our investments in the oil and gas, education, and marine sectors. For example, the S&P/LSTA Loan Index returned 1.55% for the three months ended March 31, 2016 as compared to 2.12% for the same period in the prior year. Refer to "Other Income (Loss)" below in the Credit segment for further discussion. Additionally, our interests in joint ventures and partnerships in the oil and gas sectors, held in both the credit and natural resources segments, were negatively impacted during the first quarter of 2016. Refer to "Other Income (Loss)" below in the Credit and Natural Resources segment for further discussion.

Net realized and unrealized loss on debt decreased $20.6 million in the first quarter of 2016 compared to the first quarter of 2015. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Other Expenses
Other expenses include related party management compensation, general, administrative and directors’ expenses and professional services. Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, collateral management fees and incentive fees.
Base Management Fees
We pay our Manager a base management fee quarterly in arrears. During 2016 and 2015, certain related party fees received by affiliates of our Manager were credited to us via an offset to the base management fee (“Fee Credits”). Specifically, as described in further detail under “CLO Management Fees” below, a portion of the CLO management fees received by an affiliate of our Manager for certain of our CLOs were credited to us via an offset to the base management fee.
The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Base management fees, net	$5,783	$8,491
CLO management fees credit(1)	(4,754)	(4,438)
Total base management fees, net	$1,029	$4,053

(1)	See “CLO Management Fees” for further discussion.

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
The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Charged and retained CLO management fees(1)	$1,493	$1,729
CLO management fees credit	4,754	4,438
Total CLO management fees	$6,247	$6,167

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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
For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Other expenses increased $6.9 million in the first quarter of 2016 compared to the first quarter of 2015. This was primarily due to a $10.0 million increase in general, administrative and directors' expenses as a result of the write-off of costs associated with our CLOs, partially offset by a $2.9 million decrease in related party management compensation, which includes base management fees and CLO management fees. Base management fees declined $3.0 million in the first quarter of 2016 compared to the prior year period primarily due to a decrease in the gross base management fees as a result of lower overall retained earnings largely from net realized and unrealized losses on investments.

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
Natural resources (“Natural Resources”): The Natural Resources segment consists of non-operated overriding royalty interests in oil and natural gas properties, as well as interests in joint ventures and partnerships focused on the oil and gas sector.
Other (“Other”): The Other segment includes all other portfolio holdings, consisting solely of commercial real estate.
The segments currently reported are consistent with the way decisions regarding the allocation of resources are made, as well as how operating results are reviewed by our chief operating decision maker.
We evaluate the performance of our reportable segments based on several net income (loss) components. Net income (loss) includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period‑end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses and directors’ expenses are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part I-Item 1. Financial Statements-Note 12. Segment Reporting.”
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Revenues
Corporate loans and securities interest income	$70,887	$87,611
Residential mortgage-backed securities interest income	682	806
Net discount accretion	403	2,501
Dividend income	5,185	4,007
Other	238	33
Total revenues	77,395	94,958
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	36,428	40,025
Senior notes	6,731	6,743
Junior subordinated notes	4,056	3,969
Interest rate swaps	2,973	4,379
Total interest expense	50,188	55,116
Other	796	851
Total investment costs and expenses	50,984	55,967
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	(11,731)	(5,541)
Total rate of return swaps	—	(186)
Common stock warrants	142	(1,891)
Foreign exchange(1)	273	(464)
Options	403	(903)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	(10,913)	(8,985)
Net realized and unrealized gain (loss) on investments	(101,399)	22,956
Net realized and unrealized gain (loss) on debt	(63,173)	(83,816)
Other income	1,539	3,853
Total other income (loss)	(173,946)	(65,992)
Other expenses
Related party management compensation:
Base management fees	964	3,795
CLO management fees	6,247	6,167
Total related party management compensation	7,211	9,962
Professional services	948	1,064
Other general and administrative	15,705	5,377
Total other expenses	23,864	16,403
Income (loss) before income taxes	(171,399)	(43,404)
Income tax expense (benefit)	23	48
Net income (loss)	$(171,422)	$(43,452)

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

Revenues

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues decreased $17.6 million in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily attributable to a $16.7 million decrease in corporate loans and securities interest income. Specifically, interest income related to our corporate loans decreased $8.3 million and interest income related to our corporate debt securities decreased $8.4 million in the first quarter of 2016 compared to the same prior year period.

A large driver of the decrease in corporate loan and security interest income was due to a decline in the aggregate par value of our corporate loan and debt security portfolios as of March 31, 2016 compared to 2015, slightly offset by an increase in interest rates earned on the assets. The decline in the aggregate par value of our corporate debt portfolio was attributable to the fact that we called CLO 2006-1, CLO 2005-1, CLO 2005-2 and CLO 2011-1 during 2015 and the first quarter of 2016. We also closed CLO 11 and CLO 13 during 2015; however, total new assets only partially offset the decline in portfolio due to the called CLOs. As of March 31, 2016, our corporate loan portfolio had an aggregate par value of $5.3 billion with a weighted average coupon of 5.0%, while our corporate debt securities portfolio had an aggregate par value of $426.5 million with a weighted average coupon of 10.5%. In comparison, as of March 31, 2015, our corporate loan portfolio had an aggregate par value of $6.3 billion with a weighted average coupon of 4.7%, while our corporate debt securities portfolio had an aggregate par value of $586.8 million with a weighted average coupon of 7.9%.

Since April 30, 2014, the date we became a subsidiary of KKR & Co., we have called five CLOs and as a result, the amount of invested capital in our portfolio of CLOs has decreased. Unless we change our existing practice, we expect the size of our CLO portfolio to continue to decrease as well as associated interest income and interest expense, as a result of the foregoing, if not offset by new issuances or other opportunities of comparable size and/or amount.

Investment Costs and Expenses

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Total investment costs and expenses decreased $5.0 million in the first quarter of 2016 compared to the first quarter of 2015 primarily as a result of a $4.9 million decline in total interest expense, which was largely attributable to a $3.6 million decrease in interest expense related to our collateralized loan obligation secured notes coupled with a $1.4 million decrease in interest expense related to our interest rate swaps.

Interest expense on our collateralized loan obligation secured notes is comprised of three main components: interest expense on our CLO senior notes, interest expense on our CLO subordinated notes and CLO note discount accretion. During the first quarter of 2016, we recorded $28.6 million of interest expense on our CLO senior notes, $4.1 million of interest expense on our CLO subordinated notes and $3.3 million of CLO note discount accretion. Comparatively, during the first quarter of 2015, we recorded $22.9 million of interest expense on our CLO senior notes, $9.9 million of interest expense on our CLO subordinated notes and $7.1 million of CLO note discount accretion.

CLO note discount accretion decreased $3.8 million in the first quarter of 2016 compared to the first quarter of 2015 due to the inclusion of $3.5 million of accelerated accretion of debt discount in the first quarter of 2015 due to principal paydowns in CLO 2007-1 and the calling of CLO 2006-1 in February 2015. In addition, interest expense on our CLO subordinated notes decreased $5.8 million during the first quarter compared to the same prior year period. Subordinated note holders receive the residual interest after all other payments have been made. As CLO 2007-1, our largest CLO, continued to amortize during 2015 and into 2016, the underlying portfolio of assets generating interest income diminished, resulting in lower subordinated note payments. CLO 2007-1 repaid approximately $858.0 million of senior notes from March 31, 2015 to March 31, 2016. These aggregate declines were partially offset by the increase in interest expense on our CLO senior notes of $5.7 million in the first quarter of 2016 as compared to the same prior year period primarily due to interest expense on CLO 11 and CLO 13, which closed in March 2015 and July 2015, respectively.

In addition, interest expense related to our interest rate swaps decreased $1.4 million during the first quarter of 2016 compared to the same prior year period. In conjunction with CLO 2006-1 being called in the first quarter of 2015, we also terminated the related interest rate swap, which resulted in a decrease in interest expense related to our interest rate swaps. For further information, refer to "Part I-Item1. Financial Statements-Note 6. Borrowings."

Other Income (Loss)

Other income (loss) consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market and foreign currency exchange rates as of each period-end.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Total other loss increased $108.0 million in the first quarter of 2016 compared to the first quarter of 2015 largely attributable to the following two factors.

First, net realized and unrealized gain (loss) on investments negatively changed $124.4 million in the first quarter of 2016 compared to the first quarter of 2015 from a net realized and unrealized gain of $23.0 million in the first quarter of 2015 to a net realized and unrealized loss of $101.4 million in the first quarter of 2016. The most significant changes were in our corporate debt securities, corporate loans portfolios and interests in joint ventures and partnerships.

Net realized and unrealized gains (losses) on our corporate debt securities negatively changed by $54.4 million for the first quarter of 2016 as compared to the same prior year period, from net realized and unrealized gains of $2.1 million in the first quarter of 2015 to net realized and unrealized losses of $52.3 million in the first quarter of 2016. A majority of the loss during the first quarter of 2016 was related to one issuer in the oil and gas sector which had unrealized losses totaling $44.2 million during the period due to the significant drop in commodity prices.

Net realized and unrealized gains on our corporate loans declined $51.9 million for the first quarter of 2016 as compared to the same prior year period, from $66.1 million in the first quarter of 2015 to $14.2 million in the first quarter of 2016. A majority of the decline was due to the fact that the first quarter of 2015 included unrealized gains related to an issuer that restructured during the period.

Unrealized losses on interests in joint ventures and partnerships increased $25.0 million during the first quarter of 2016 compared to the same prior year period from $23.4 million in the first quarter of 2015 to $48.5 million in the first quarter of 2016. Of the $48.5 million, $33.4 million was due to two investments in the marine and oil and gas sectors.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the three months ended March 31, 2016			For the three months ended March 31, 2015
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$44,923	$(30,714)	$14,209	$82,274	$(16,182)	$66,092
Corporate debt securities	(50,145)	(2,127)	(52,272)	1,680	399	2,079
RMBS	19	534	553	153	(924)	(771)
Equity investments, at estimated fair value	(15,992)	725	(15,267)	(22,426)	1,424	(21,002)
Interests in joint ventures and partnerships, at estimated fair value and other	(48,452)	(170)	(48,622)	(23,442)	—	(23,442)
Total	$(69,647)	$(31,752)	$(101,399)	$38,239	$(15,283)	$22,956

Second, unrealized loss on debt, representing the change in estimated fair value of our financial liabilities, decreased $20.6 million in the first quarter of 2016 compared to the first quarter of 2015. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Other Expenses

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Other expenses increased $7.5 million in the first quarter of 2016 compared to the first quarter of 2015 primarily due to a $10.3 million increase in other general and administrative expenses slightly offset by a $2.8 million decrease in related party management compensation. A majority of the increase in other general and administrative expenses was related to the write-off of costs associated with our CLOs.

Related party management compensation includes base management fees and CLO management fees. Base management fees declined $2.8 million in the first quarter of 2016 compared to the prior year period primarily due to a decrease in the gross base management fees as a result of lower overall retained earnings largely from net realized and unrealized losses on investments. See “Consolidated Results” above for further discussion around the base management fees and Fee Credits.

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Revenues
Oil and gas revenue:
Natural gas sales	$370	$330
Oil sales	2,297	1,841
Natural gas liquids sales	(26)	657
Total revenues	2,641	2,828
Investment costs and expenses
Oil and gas production costs:
Severance and ad valorem taxes	215	(48)
Total oil and gas production costs	215	(48)
Oil and gas depreciation, depletion and amortization	1,066	1,002
Interest expense:
Senior notes	208	243
Junior subordinated notes	125	143
Total interest expense	333	386
Total investment costs and expenses	1,614	1,340
Other income (loss)
Net realized and unrealized gain (loss) on investments	(27,242)	(7,753)
Total other income (loss)	(27,242)	(7,753)
Other expenses
Related party management compensation:
Base management fees	30	137
Total related party management compensation	30	137
Professional services	29	38
Other general and administrative	71	335
Total other expenses	130	510
Income (loss) before income taxes	(26,345)	(6,775)
Income tax expense (benefit)	—	—
Net income (loss)	$(26,345)	$(6,775)
Our natural resources assets are accounted for and presented on our condensed consolidated balance sheets in one of two ways: (i) at cost net of depreciation, depletion and amortization presented within oil and gas properties, net or (ii) estimated fair value within interests in joint ventures and partnerships, at estimated fair value with net realized and unrealized gains or losses on these holdings recorded in other income (loss) on our condensed consolidated statements of operation.

Revenues

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues remained relatively stable at $2.6 million in the first quarter of 2016 compared to $2.8 million in the first quarter of 2015 and represented sales from oil and gas production on our overriding royalty interest properties. As of March 31, 2016 and 2015, our oil and natural gas properties had carrying amounts of $113.8 million and $119.3 million, respectively.

Investment Costs and Expenses

Investment costs and expenses primarily consist of production costs, DD&A and allocated corporate expenses such as interest expense and related costs on borrowings. DD&A represents recurring charges related to the exhaustion of mineral reserves for our oil and natural gas properties.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Total investment costs and expenses increased $0.3 million in the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily due to a $0.3 million increase in oil and gas production costs, specifically in severance and ad valorem taxes, which was due to the receipt of a tax refund in the first quarter of 2015.

Other Income (Loss)

Our oil and gas results and estimated fair values depend substantially on natural gas, oil and NGL prices and production levels, as well as drilling and operating costs.

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Total other loss, comprised solely of net realized and unrealized loss on investments, increased $19.5 million in the first quarter of 2016 compared to the first quarter of 2015. Net unrealized losses totaled $27.2 million during the first quarter of 2016 as compared to $7.8 million during the first quarter of 2015. The quarter over quarter increase in unrealized losses was primarily attributable to a significant drop in long-term oil, condensate, natural gas liquids and natural gas prices, which began during the fourth quarter of 2014 and continued through the first quarter of 2016. For example, the price of WTI crude oil declined from approximately $61 per barrel as of March 31, 2015 to $47 per barrel as of March 31, 2016 and the price of natural gas declined from $3.35 per mcf as of March 31, 2015 to $2.86 per mcf as of March 31, 2016.

Other Expenses

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Total other expenses decreased $0.4 million in the first quarter of 2016 compared to the first quarter of 2015. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. In addition to the diminishing aggregate corporate costs period over period, the carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships, declined from $255.7 million, excluding noncontrolling interests, as of March 31, 2015, to $177.9 million, excluding noncontrolling interests, as of March 31, 2016, which resulted in a smaller allocation. The overall reduction in natural resources assets was primarily due to a decline in estimated fair values as described above under "Other Income (Loss)".

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Revenues
Dividend income	$9,269	$—
Total revenues	9,269	—
Investment costs and expenses
Interest expense:
Senior notes	248	216
Junior subordinated notes	149	127
Total interest expense	397	343
Other	3	3
Total investment costs and expenses	400	346
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	697	(115)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	697	(115)
Net realized and unrealized gain (loss) on investments	(9,391)	4,696
Total other income (loss)	(8,694)	4,581
Other expenses
Related party management compensation:
Base management fees	35	121
Total related party management compensation	35	121
Professional services	35	34
Total other expenses	70	155
Income before income taxes	105	4,080
Income tax expense	37	299
Net income	$68	$3,781

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Revenues

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues increased $9.3 million in the first quarter of 2016 compared to the first quarter of 2015 and represented dividend income from our commercial real estate investments. Specifically, in the first quarter of 2016 we received an $8.1 million dividend payment related to a real estate investment we acquired in the first quarter of 2013. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount. Our commercial real estate assets had a carrying value of $212.3 million and $226.9 million as of March 31, 2016 and 2015, respectively, and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets.

Investment Costs and Expenses

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Investment costs and expenses remained relatively flat for the first quarter of 2016 as compared to the first quarter of 2015 at $0.4 million and $0.3 million, respectively. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of March 31, 2016 and 2015, our commercial real estate assets had carrying values of $212.3 million and $226.9 million, respectively.

Other Income (Loss)

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Other income (loss) unfavorably changed $13.3 million in the first quarter of 2016 compared to the first quarter of 2015 from other income of $4.6 million in the first quarter of 2015 to other loss of $8.7 million in the first quarter of 2016. The change was largely attributable to one of our commercial real estate investments acquired in the first quarter of 2013 which had unrealized losses of $8.3 million in the first quarter of 2016 primarily as a result of its $8.1 million dividend payment during the same period. Generally, as our investment's equity decreases through losses and dividend payments, so does the value of our investment. Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Other Expenses

For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Other expenses decreased slightly in the first quarter of 2016 compared to the first quarter of 2015 primarily due to a decrease in total allocable net base management fees expense. Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. As of March 31, 2016 and 2015, our commercial real estate assets had carrying values of $212.3 million and $226.9 million, respectively.

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
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three months ended

March 31, 2016 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
CLO 2005‑1, CLO 2005‑2, CLO 2006‑1, CLO 2007‑1, CLO 2007‑A, CLO 2009‑1 and CLO 2011‑1 are our foreign subsidiaries that elected to be treated as disregarded entities or partnerships for United States federal income tax purposes. These subsidiaries were established to facilitate securitization transactions, structured as secured financing transactions.
Our REIT subsidiaries are not expected to incur a federal tax expense, but are subject to limited state and foreign income tax expense related to the 2016 tax year.

For the three months ended March 31, 2016, we recorded total income tax expense of less than $0.1 million. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

Investment Portfolio
Our investment portfolio primarily consists of corporate debt holdings, consisting of corporate loans and corporate debt securities. The details of our corporate debt portfolio are discussed below under “Corporate Debt Portfolio.” Also included in our investment portfolio are our other holdings, including royalty interests in oil and gas properties, equity investments, and interests in joint ventures and partnerships, which are all discussed below under “Other Holdings.”
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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $5.3 billion as of March 31, 2016 and $5.7 billion as of December 31, 2015. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans. The following table summarizes our corporate loans portfolio stratified by type:
Corporate Loans
(Amounts in thousands)

	March 31, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$5,056,869	$4,940,144	$4,591,706	$5,513,949	$5,401,562	$4,997,394
Second lien	85,889	83,815	78,522	83,492	81,453	78,267
Subordinated	132,374	140,695	113,191	125,205	136,800	112,949
Total	$5,275,132	$5,164,654	$4,783,419	$5,722,646	$5,619,815	$5,188,610

As of March 31, 2016, $5.1 billion par amount, or 97.1%, of our corporate loan portfolio was floating rate and $152.1 million par amount, or 2.9%, was fixed rate. In addition, as of March 31, 2016, $173.7 million par amount, or 3.3%, of our corporate loan portfolio was denominated in foreign currencies, of which 72.8% was denominated in Euros. As of December 31, 2015, $5.6 billion par amount, or 97.5%, of our corporate loan portfolio was floating rate and $142.6 million par amount, or 2.5%, was fixed rate. In addition, as of December 31, 2015, $163.2 million par amount, or 2.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 70.6% was denominated in Euros.
As of March 31, 2016, our fixed rate corporate loans had a weighted average coupon of 16.1% and a weighted average years to maturity of 4.1 years, as compared to 15.7% and 4.2 years, respectively, as of December 31, 2015. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.7% as of March 31, 2016 and 4.5% as of December 31, 2015, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.8% as of March 31, 2016 and 3.7% as of December 31, 2015. The weighted average years to maturity of our floating rate corporate loans was 4.0 years as of March 31, 2016 and 4.1 years as of December 31, 2015.
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
As of March 31, 2016, we held a total par value and estimated fair value of non-accrual loans of $435.2 million and $115.6 million, respectively, and $435.2 million and $127.5 million, respectively, as of December 31, 2015.
Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of March 31, 2016, we had one corporate loan that was in default with a total estimated fair value of $105.1 million from one issuer. As of December 31, 2015, we had one corporate loan that was in default with a total estimated fair value of $113.6 million from one issuer.
Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2016, approximately 31% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., PQ Corp., and Texas Competitive Electric Holdings Company LLC (“TXU”) which combined represented $390.8 million, or approximately 8% of the aggregate estimated fair value of our corporate loans. As of December 31, 2015, approximately 31% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and PQ Corp., which combined represented $434.6 million, or approximately 8% of the aggregate estimated fair value of our corporate loans.
Corporate Debt Securities
Our corporate debt securities portfolio had an aggregate par value of $426.5 million and $447.8 million as of March 31, 2016 and December 31, 2015, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets. The following table summarizes our corporate debt securities portfolio stratified by type:
Corporate Debt Securities
(Amounts in thousands)

	March 31, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$181,096	$164,493	$56,855	$178,396	$166,313	$110,406
Senior unsecured	123,471	123,534	130,364	137,634	137,949	142,990
Subordinated	121,904	109,280	101,831	131,720	122,997	114,502
Total	$426,471	$397,307	$289,050	$447,750	$427,259	$367,898

As of March 31, 2016, $280.5 million par amount, or 69.7%, of our corporate debt securities portfolio was fixed rate and $122.0 million par amount, or 30.3%, was floating rate. In addition, we had $23.9 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2015, $307.1 million par amount, or 72.3%, of our corporate debt securities portfolio was fixed rate and $117.9 million par amount, or 27.7%, was floating rate. In addition, we had $22.8 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in CLOs.
As of March 31, 2016, $27.1 million par amount, or 6.4%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 88.2% was denominated in Euros. As of December 31, 2015, $26.2 million par amount, or 5.8%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 87.3% was denominated in Euros.
As of March 31, 2016, our fixed rate corporate debt securities had a weighted average coupon of 8.7% and a weighted average years to maturity of 2.7 years, as compared to 8.4% and 2.8 years, respectively, as of December 31, 2015. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 14.6% as of March 31, 2016 and 14.7% as of December 31, 2015, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.0% as of both March 31, 2016 and December 31, 2015. The weighted average years to maturity of our floating rate corporate debt securities was 5.6 years and 5.9 years as of March 31, 2016 and December 31, 2015, respectively.
Defaulted Securities
As of both March 31, 2016 and December 31, 2015, we had no corporate debt securities in default.

Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of March 31, 2016, approximately 90% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, JC Penney Corp. Inc., and Mizuho Bank Ltd which combined represented $159.9 million, or approximately 55% of the estimated fair value of our corporate debt securities. As of December 31, 2015, approximately 89% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and JC Penney Corp. Inc. which combined represented $192.5 million, or approximately 52% of the estimated fair value of our corporate debt securities.
Other Holdings
Our other holdings primarily consisted of royalty interests in oil and gas properties, equity investments, as well as interests in joint ventures and partnerships.
Natural Resources Holdings

Our natural resources holdings consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	As of March 31, 2016	As of December 31, 2015
Oil and gas properties, net	$113,802	$114,868
Interests in joint ventures and partnerships(1)	92,580	114,136
Total	$206,382	$229,004
_____________________

(1)
Includes $28.5 million and $32.6 million of noncontrolling interests as of March 31, 2016 and December 31, 2015, respectively. Refer to “Interests in Joint Ventures and Partnerships Holdings” below for further discussion around the aggregate balance of our interests in joint ventures and partnerships.

As of March 31, 2016 and December 31, 2015, our oil and gas properties, net totaled $113.8 million and $114.9 million, respectively, and consisted solely of overriding royalty interests in acreage located in Texas. The overriding royalty interests include producing oil and natural gas properties operated by unaffiliated third parties. We had approximately 962 and 902 gross productive wells as of March 31, 2016 and December 31, 2015, respectively, in which we own an overriding royalty interest, and the acreage is still under development.

The meaningful fall in commodity prices, which started during the second half of 2014, continued throughout 2015 and into 2016. In particular, the long-term price of WTI crude and natural gas declined during the first quarter of 2016 adversely impacting the value of our natural resources assets, but prices recovered towards the end of the quarter with the long-term price of WTI crude oil declining from approximately $50 per barrel to $47 per barrel and the long-term price of natural gas remaining relatively stable at approximately $2.90 per mcf as of December 31, 2015 and March 31, 2016, respectively. Specifically, the value of our interests in joint ventures and partnerships, which are carried at estimated fair value, declined significantly. For the first quarter ended March 31, 2016, unrealized losses on our natural resources assets totaled $27.2 million. If commodity prices remain depressed or decline or if a decline is not offset by other factors, we would expect the value of our natural resources assets to continue to be adversely impacted.

Equity Holdings

As of March 31, 2016 and December 31, 2015, our equity investments carried at estimated fair value totaled $244.5 million and $262.9 million, respectively. The following table summarizes the changes in our equity investments, at estimated fair value (amounts in thousands):

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Beginning balance	$262,946	$181,378
Additions	5,879	46,352
Dispositions and paydowns	(9,057)	(1,954)
Unrealized gains (losses)	(15,992)	(22,425)
Other(1)	686	(1,758)
Ending balance	$244,462	$201,593
_____________________
(1) Includes foreign exchange translation.

Interests in Joint Ventures and Partnerships Holdings
As of March 31, 2016 and December 31, 2015, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate estimated fair value of $748.3 million, which included noncontrolling interests of $63.0 million and $888.4 million, which included noncontrolling interests of $82.9 million, respectively. We currently consolidate majority owned entities for which we are presumed to have control. Specifically, we consolidate three entities, all of which are classified as interests in joint ventures and partnerships. Noncontrolling interests represent the ownership interests that certain third parties hold in these entities that are consolidated in our financial results.

Equity
Our total equity at March 31, 2016 totaled $1.7 billion and included $63.0 million of noncontrolling interests, which represents the equity component held by third parties. Comparatively, our total equity at December 31, 2015 totaled $2.0 billion and included $82.9 million of noncontrolling interests.
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

Preferred Shareholders
The following table shows the distributions declared on our 14.95 million Series A LLC Preferred Shares outstanding:

Declaration Date	Record Date	Payment Date	Cash Distribution Declared per Preferred Share
Year ended December 31, 2016
March 24, 2016	April 8, 2016	April 15, 2016	$0.460938
Year ended December 31, 2015
March 26, 2015	April 8, 2015	April 15, 2015	$0.460938
June 25, 2015	July 8, 2015	July 15, 2015	$0.460938
September 24, 2015	October 8, 2015	October 15, 2015	$0.460938
December 23, 2015	January 8, 2016	January 15, 2016	$0.460938
Common Shareholders
Our Parent owns 100 common shares, constituting all of our outstanding common shares. The following table shows the distributions declared on our common shares:

	Record and Declaration Date	Payment Date	Cash Distribution Declared per Common Share
Year ended December 31, 2016
First Quarter ended March 31, 2016	May 9, 2016	May 10, 2016	$245,741
Year ended December 31, 2015
First Quarter ended March 31, 2015	May 7, 2015	May 8, 2015	$342,908
Second Quarter ended June 30, 2015	August 6, 2015	August 7, 2015	$521,120
Third Quarter ended September 30, 2015	November 5, 2015	November 6, 2015	$375,155
Fourth Quarter ended December 31, 2015	February 25, 2016	February 26, 2016	$383,135

Distribution amounts and the decision whether or not to declare and pay a distribution are determined by the executive committee, which was established by the board of directors. Distributions are determined based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions, including those under the terms of our preferred shares which would have impacted our common shareholders, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we generally determined gains or losses based upon the price we paid for those assets.
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
LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of March 31, 2016, we had unrestricted cash and cash equivalents totaling $361.3 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the secured and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’), as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the secured note holders of the Cash Flow CLOs. As described in further detail below, as of March 31, 2016, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to secured and/or subordinated note holders, including us.

CLO issuances typically increase when the spread between the assets and liabilities generates an attractive return to subordinated note holders. In the case where demand for loans leads to extremely tight spreads or if interest rates for the liabilities increases, the return to subordinated note holders will be less attractive, and the issuance of CLOs will generally decline. Since April 30, 2014, the date we became a subsidiary of KKR & Co., we have called five CLOs and as a result, the amount of invested capital in our portfolio of CLOs has decreased.

The CLOs that we issued prior to 2012 (“legacy CLOs”) were larger in total transaction size relative to those that were issued subsequently. As a result, our interests in the subordinated notes of legacy CLOs were significantly greater compared to our interests in the subordinated notes of those CLOs issued since 2012. Therefore, as our legacy CLOs are called and the assets held within the CLOs are sold to repay the CLO note holders, including us as a subordinated note holder, our capital invested in our CLO portfolio will decline. Unless we change our existing practice, we expect the size of our CLO portfolio to continue to decrease as well as associated interest income and interest expense, as a result of the foregoing, if not offset by new issuances or other opportunities of comparable size and/or amount. Based on the above factors combined with alternative investment opportunities, we may selectively deploy capital to other assets outside of CLOs and credit.

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

During June 2015, we issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million and $35.0 million par amount of CLO 2007-1 class D and E notes for proceeds of $35.1 million. Subsequently, in July 2015, we issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million.

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

In the case of our Cash Flow CLOs, in the event that a portfolio profile test is not met, the indenture places restrictions on the ability of the CLO’s manager to reinvest available principal proceeds generated by the collateral in the CLOs until the specific test has been cured. In addition to the portfolio profile tests, the indentures for these CLOs include OC Tests which set the ratio of the collateral value of the assets in the CLO to the tranches of debt for which the test is being measured, as well as interest coverage tests. For purposes of the calculation, collateral value is the par value of the assets unless an asset is in default, is a discounted obligation, or is a CCC-rated asset in excess of the percentage of CCC-rated asset limit specified for each CLO.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of March 31, 2016, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2007-1 and CLO 2007-A were no longer in their reinvestment periods as of March 31, 2016. As a result, principal proceeds from the assets held in each of these transactions are generally used to amortize the outstanding balance of senior notes outstanding. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 11 and CLO 13 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018, April 2019 and January 2020, respectively.

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

During the three months ended March 31, 2016, $112.2 million of original CLO 2007-1 senior notes were repaid. During the three months ended March 31, 2015, $169.8 million of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 senior notes were repaid. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During March 2016, we called CLO 2011-1 and repaid all senior notes totaling $249.3 million par amount. During the three months ended March 31, 2015, $1.5 million of original CLO 2011-1 senior notes were repaid.

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

Off-Balance Sheet Arrangements

We participate in certain contingent financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of March 31, 2016 and December 31, 2015, we had unfunded financing commitments for corporate loans totaling $7.4 million and $8.6 million, respectively.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. As of March 31, 2016, we estimated these future contributions to total approximately $121.0 million, whereby approximately 68% was related to our credit segment and 32% was related to our other segment. As of December 31, 2015, we estimated these future contributions to total approximately $163.0 million, whereby approximately 44% was related to our credit segment, 34% was related to our natural resources segment and 22% was related to our other segment.

As of March 31, 2016 and December 31, 2015, we had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.4 billion and $1.6 billion, respectively. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the first quarter of 2016. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

In addition, all holders of our Series A LLC Preferred Shares will likely have state tax filing obligations in jurisdictions in which we have made investments in natural resources or real estate (other than through a REIT subsidiary). As a result, holders of our Series A LLC Preferred Shares will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, holders may be subject to penalties if they fail to comply with those requirements. Our current investments may cause our holders to have state tax filing obligations in the following states: Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Mississippi, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Virginia and West Virginia. We may make investments in other states or non-U.S. jurisdictions in the future.

For holders of our Series A LLC Preferred Shares that are regulated investment companies, to the extent that our income from our investments in natural resources and real estate exceeds 10% of our gross income, then we will likely be treated as a ‘‘qualified publicly traded partnership’’ for purposes of the income and asset diversification tests that apply to regulated investment companies. Although the calculation of our gross income for purposes of this test is not entirely clear, it is possible we may be treated as a ‘‘qualified publicly traded partnership’’ for our 2016 tax year. However, no assurance can be provided that we will or will not be treated as a ‘‘qualified publicly traded partnership’’ in 2016 or any future year.

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of March 31, 2016, $175.5 million estimated fair value, or 3.5%, of our corporate debt portfolio was denominated in foreign currencies, of which approximately 78.7% was denominated in Euros. In addition, as of March 31, 2016, $160.3 million estimated fair value, or 17.2%, of our interests in joint ventures and partnerships and equity investments had foreign exposure, including those denominated in foreign currencies, of which approximately 30.7% was denominated in Euros and 27.5% was denominated in the British pound sterling.
Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of March 31, 2016, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $383.2 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of March 31, 2016, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(1,759)
Increase of 2.0%	$12,130
Increase of 3.0%	$26,020
Increase of 4.0%	$39,909
Increase of 5.0%	$53,798

As of March 31, 2016, approximately 82.4% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 0.99%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 1% and 2% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheets would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of March 31, 2016, we had interest rate swaps with a contractual notional amount of $281.3 million, of which $156.3 million was related to a pay‑fixed, receive‑variable interest rate swap, used to hedge a portion of the interest rate risk associated with one of our CLOs. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of March 31, 2016
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$281,333	$(53,229)
Foreign exchange forward contracts and options	(383,238)	19,332
Options	—	498
Total		$(33,399)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of March 31, 2016 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$(1,557)	$—	$(11,746)	$(39,926)	$(53,229)
Foreign exchange forward contracts	4,734	9,114	5,484	—	19,332
Total	$3,177	$9,114	$(6,262)	$(39,926)	$(33,897)

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

Management Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Significant estimates, assumptions and judgments are applied in situations including the valuation of certain investments. We revise our estimates when appropriate. However, actual results could materially differ from management’s estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See discussion of quantitative and qualitative disclosures about market risk in “Quantitative and Qualitative Disclosures About Market Risk” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2016 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Contingencies” appearing in Note 10 “Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 29, 2016, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On May 5, 2016, the Company's board of directors adopted an amendment (“Amendment No. 5”) to the Company’s Amended and Restated Operating Agreement, which renames one defined term. Amendment No. 5 is filed as Exhibit 3.1 to this report.

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
ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amendment No. 5 to the Amended and Restated Operating Agreement of the Company, dated as of May 5, 2016
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 11, 2016