Form 10-Q
period 2016-06-30
KKR Financial Holdings LLC
filed 2016-08-10
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

The number of shares of the registrant’s common shares outstanding as of August 3, 2016 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$321,984	$320,122
Restricted cash and cash equivalents	815,481	487,374
Securities, at estimated fair value	223,039	417,519
Corporate loans, at estimated fair value	3,891,823	5,188,610
Equity investments, at estimated fair value	218,306	262,946
Oil and gas properties, net	112,545	114,868
Interests in joint ventures and partnerships, at estimated fair value	758,321	888,408
Derivative assets	33,202	40,852
Interest and principal receivable	16,628	22,196
Receivable for investments sold	428,253	19,930
Other assets	11,633	25,570
Total assets	$6,831,215	$7,788,395
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$4,055,722	$4,843,746
Collateralized loan obligation junior secured notes to affiliates, at estimated fair value	63,624	—
Senior notes	412,229	413,006
Junior subordinated notes	249,309	248,498
Payable for investments purchased	363,031	220,085
Accounts payable, accrued expenses and other liabilities	29,357	43,667
Accrued interest payable	21,932	20,619
Related party payable	2,195	3,892
Derivative liabilities	63,908	43,892
Total liabilities	5,261,307	5,837,405
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both June 30, 2016 and December 31, 2015	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both June 30, 2016 and December 31, 2015	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(1,258,416)	(895,950)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	1,505,645	1,868,111
Noncontrolling interests	64,263	82,879
Total equity	1,569,908	1,950,990
Total liabilities and equity	$6,831,215	$7,788,395

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Revenues
Loan interest income	$57,526	$72,132	$124,434	$147,460
Securities interest income	6,892	16,258	11,956	31,849
Oil and gas revenue	3,257	6,351	5,898	9,179
Other	1,487	10,950	16,179	14,989
Total revenues	69,162	105,691	158,467	203,477
Investment costs and expenses
Interest expense	54,389	58,322	105,307	114,167
Interest expense to affiliates	1,009	—	1,009	—
Oil and gas production costs	240	298	455	250
Oil and gas depreciation, depletion and amortization	1,258	2,003	2,324	3,005
Other	1,157	1,827	1,956	2,681
Total investment costs and expenses	58,053	62,450	111,051	120,103
Other income (loss)
Net realized and unrealized gain (loss) on investments	30,511	(6,408)	(107,521)	13,491
Net realized and unrealized gain (loss) on derivatives and foreign exchange	(3,180)	15,859	(13,396)	6,759
Net realized and unrealized gain (loss) on debt	(802)	(4,977)	(63,975)	(88,793)
Net realized and unrealized gain (loss) on debt to affiliates	(2,984)	—	(2,984)	—
Other income (loss)	1,401	3,561	2,940	7,414
Total other income (loss)	24,946	8,035	(184,936)	(61,129)
Other expenses
Related party management compensation	6,767	9,817	14,043	20,037
General, administrative and directors' expenses	1,415	1,674	17,191	7,486
Professional services	1,010	778	2,022	1,914
Total other expenses	9,192	12,269	33,256	29,437
Income (loss) before income taxes	26,863	39,007	(170,776)	(7,192)
Income tax expense (benefit)	(187)	729	(127)	1,076
Net income (loss)	$27,050	$38,278	$(170,649)	$(8,268)
Net income (loss) attributable to noncontrolling interests	(1,281)	(2,705)	(16,816)	(8,776)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	28,331	40,983	(153,833)	508
Preferred share distributions	6,891	6,891	13,782	13,782
Net income (loss) available to common shares	$21,440	$34,092	$(167,615)	$(13,274)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Net income (loss)	$27,050	$38,278	$(170,649)	$(8,268)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	—	—	—
Unrealized gains (losses) on cash flow hedges	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$27,050	$38,278	$(170,649)	$(8,268)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$27,050	$38,278	$(170,649)	$(8,268)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share information)

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2015	14,950,000	$378,983	100	$2,385,078	$(376,182)	$100,169	$2,488,048
Cumulative effect adjustment from adoption of accounting guidance	—	—	—	—	(1,877)	—	(1,877)
Capital contributions	—	—	—	—	—	2,455	2,455
Net income (loss)	—	—	—	—	508	(8,776)	(8,268)
Distributions declared on preferred shares	—	—	—	—	(13,782)	—	(13,782)
Distributions to Parent	—	—	—	—	(89,453)	—	(89,453)
Balance at June 30, 2015	14,950,000	$378,983	100	$2,385,078	$(480,786)	$93,848	$2,377,123

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2016	14,950,000	$378,983	100	$2,385,078	$(895,950)	$82,879	$1,950,990
Capital contributions	—	—	—	—	—	5,049	5,049
Capital distributions	—	—	—	—	—	(6,849)	(6,849)
Net income (loss)	—	—	—	—	(153,833)	(16,816)	(170,649)
Distributions declared on preferred shares	—	—	—	—	(13,782)	—	(13,782)
Distributions to Parent	—	—	—	—	(194,851)	—	(194,851)
As of June 30, 2016	14,950,000	$378,983	100	$2,385,078	$(1,258,416)	$64,263	$1,569,908

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Cash flows from operating activities
Net income (loss)	$(170,649)	$(8,268)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	13,396	(6,759)
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(16,816)	(8,776)
Net realized and unrealized (gain) loss on investments	124,337	(4,715)
Depreciation and net amortization	26,483	14,632
Net realized and unrealized (gain) loss on debt	63,975	88,793
Net realized and unrealized (gain) loss on debt to affiliates	2,984	—
Changes in assets and liabilities:
Interest receivable	6,397	19,676
Other assets	(9,599)	(23,241)
Related party payable	(1,697)	(571)
Accounts payable, accrued expenses and other liabilities	(15,117)	(4,731)
Accrued interest payable	1,313	7,805
Net cash provided by (used in) operating activities	25,007	73,845
Cash flows from investing activities
Principal payments from corporate loans	767,143	835,195
Principal payments from securities	25,034	7,961
Proceeds from sales of corporate loans	915,725	879,010
Proceeds from sales of securities	115,464	137,617
Proceeds from equity and other investments	105,263	11,869
Purchases of corporate loans	(649,320)	(953,586)
Purchases of securities	(5,068)	(9,387)
Purchases of equity and other investments	(60,278)	(49,706)
Net change in proceeds, purchases and settlements of derivatives	17,233	8,711
Net change in restricted cash and cash equivalents	(328,107)	(456,140)
Net cash provided by (used in) investing activities	903,089	411,544
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	—	539,746
Retirement of collateralized loan obligation secured notes	(847,764)	(743,048)
Proceeds from collateralized loan obligation warehouse facility	—	190,000
Repayment of collateralized loan obligation warehouse facility	—	(190,000)
Distributions on common shares	(62,888)	(89,453)
Distributions on preferred shares	(13,782)	(13,782)
Capital distributions to noncontrolling interests	(6,849)	—
Capital contributions from noncontrolling interests	5,049	2,455
Other capitalized costs	—	(3,914)
Net cash provided by (used in) financing activities	(926,234)	(307,996)
Net increase (decrease) in cash and cash equivalents	1,862	177,393
Cash and cash equivalents at beginning of period	320,122	163,405
Cash and cash equivalents at end of period	$321,984	$340,798
Supplemental cash flow information
Cash paid for interest	$87,614	$83,937
Net cash paid (refunded) for income taxes	$23	$103
Non-cash investing and financing activities
Assets distributed to Parent	$(131,963)	$—
Redemption of CLO 2007-A subordinated notes	$(15,587)	$—
Preferred share distributions declared, not yet paid	$6,891	$6,891
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

Consolidation

KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”), KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 11, Ltd ("CLO 11") and KKR CLO 13, Ltd ("CLO 13") (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. During 2016, the Company called KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”) and during 2015, the Company called KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”), KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”) and KKR Financial CLO 2006-1, Ltd ("CLO 2006-1"), whereby the Company repaid all senior and mezzanine notes outstanding. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.
The Company finances the majority of its corporate debt investments through its CLOs. As of June 30, 2016, the Company’s CLOs held $3.8 billion par amount, or $3.7 billion estimated fair value, of corporate debt investments. As of December 31, 2015, the Company's CLOs held $5.5 billion par amount, or $5.1 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of June 30, 2016 and December 31, 2015, the aggregate par amount of CLO debt to unaffiliated and affiliated parties totaled $4.1 billion and $4.9 billion, respectively.

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

NOTE 3. SECURITIES

The Company accounts for all of its securities, including RMBS, at estimated fair value. The following table summarizes the Company’s securities as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$370,729	$313,976	$223,039	$520,135	$474,201	$417,519
Total	$370,729	$313,976	$223,039	$520,135	$474,201	$417,519

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

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Net realized gains (losses)	$5,779	$(5,374)	$4,186	$(5,900)
Net (increase) decrease in unrealized losses	15,030	(6,909)	(35,096)	(5,075)
Net realized and unrealized gains (losses)	$20,809	$(12,283)	$(30,910)	$(10,975)

Defaulted Securities

As of both June 30, 2016 and December 31, 2015, no corporate debt securities in the Company's portfolio was in default.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2016, approximately 97% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Mizuho Bank, Ltd. and Avoca Capital CLO XII Limited which combined represented $121.5 million, or approximately 69% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2015, approximately 89% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and JC Penney Corp. Inc, which combined represented $192.5 million, or approximately 52% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Pledged as collateral for collateralized loan obligation secured debt	$25,211	$170,365
Total	$25,211	$170,365

NOTE 4. CORPORATE LOANS

The Company accounts for all of its corporate loans at estimated fair value. The following table summarizes the Company’s corporate loans as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$4,091,360	$4,073,416	$3,891,823	$5,722,646	$5,619,815	$5,188,610
Total	$4,091,360	$4,073,416	$3,891,823	$5,722,646	$5,619,815	$5,188,610

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

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Net realized gains (losses)	$(180,238)	$(6,079)	$(210,952)	$(22,261)
Net (increase) decrease in unrealized losses	190,503	(27,450)	235,426	54,824
Net realized and unrealized gains (losses)	$10,265	$(33,529)	$24,474	$32,563

For the corporate loans measured at estimated fair value under the fair value option of accounting, $170.2 million of net gains and $27.5 million of losses were attributable to changes in instrument specific credit risk for the three months ended June 30, 2016 and June 30, 2015, respectively. For the six months ended June 30, 2016 and June 30, 2015, $197.7 million of net gains and $14.3 million of net losses were attributable to changes in instrument specific credit risk, respectively. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of June 30, 2016, the Company held a total par value and estimated fair value of $90.1 million and $37.4 million, respectively, of non-accrual loans carried at estimated fair value. As of December 31, 2015, the Company held a total par value and estimated fair value of $435.2 million and $127.5 million, respectively, of non-accrual loans. As of both June 30, 2016 and December 31, 2015, there were no corporate loans past due 90 or more days and still accruing.

Defaulted Loans

As of June 30, 2016, the Company held one corporate loan that was in default with a total estimated fair value of $6.3 million from one issuer. As of December 31, 2015, the Company held one corporate loan that was in default with a total estimated fair value of $113.6 million from one issuer.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2016, approximately 21% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Infor (US) Inc., iPayment Investors L.P. and Dell Inc., which combined represented $159.9 million, or approximately 4% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2015, approximately 31% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC and PQ Corp, which combined represented $434.6 million, or approximately 8% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Pledged as collateral for collateralized loan obligation secured debt	$3,639,211	$4,917,123
Total	$3,639,211	$4,917,123

NOTE 5. EQUITY INVESTMENTS AND INTERESTS IN JOINT VENTURES AND PARTNERSHIPS

The Company holds interests in joint ventures and partnerships, certain of which (i) the Company participates alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to commercial real estate and specialty lending focused businesses or (ii) are held as interests in private or public funds managed by KKR and its affiliates. Refer to Note 10 to these condensed consolidated financial statements for further discussion. As of June 30, 2016 and December 31, 2015, the Company held $758.3 million and $888.4 million, respectively, of interests in joint ventures and partnerships carried at estimated fair value.

In addition, as of June 30, 2016 and December 31, 2015, the Company held $218.3 million and $262.9 million, respectively, of equity investments, which were carried at estimated fair value and comprised primarily of common and preferred stock.

Net Realized and Unrealized Gains (Losses)

The following tables present the Company’s realized and unrealized gains (losses), which are accounted for similarly to securities and loans, from equity investments and interests in joint ventures and partnerships (amounts in thousands):

	Three months ended June 30, 2016		Three months ended June 30, 2015		Six months ended June 30, 2016		Six months ended June 30, 2015
	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships (1)	Equity Investments	Interests in Joint Ventures and Partnerships (1)
Net realized gains (losses)	$(4,496)	$9,736	$(58)	$—	$(3,771)	$7,574	$1,366	$—
Net (increase) decrease in unrealized losses	(457)	(5,346)	29,799	9,026	(16,449)	(88,439)	7,373	(17,473)
Net realized and unrealized gains (losses)	$(4,953)	$4,390	$29,741	$9,026	$(20,220)	$(80,865)	$8,739	$(17,473)

(1) Includes net loss attributable to noncontrolling interests of $1.3 million and $16.8 million for the three and six months ended June 30, 2016, respectively, and $2.7 million and $8.8 million for the three and six months ended June 30, 2015, respectively.

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

As of June 30, 2016 and December 31, 2015, the Company had equity method investments, at estimated fair value, totaling $410.7 million and $506.5 million, respectively. The Company's equity method investments are comprised primarily of the following issuers with the respective ownership percentages: (i) Maritime Finance Company, which the Company holds approximately 31% through its ownership of KKR Nautilus Aggregator Limited, (ii) LCI Helicopters Limited, which the Company holds approximately 33% common equity interest in and (iii) Mineral Acquisition Company, which the Company holds approximately 70% through its ownership of KKR Royalty Aggregator LLC. KKR Royalty Aggregator LLC is an investment company for accounting purposes and accordingly, does not consolidate Mineral Acquisition Company, which it wholly-owns. The Company consolidates both KKR Nautilus Aggregator Limited and KKR Royalty Aggregator LLC and reflects all ownership interests held by third parties as noncontrolling interests in its financial statements.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the equity investments, at estimated fair value, pledged as collateral as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Pledged as collateral for collateralized loan obligation secured debt	$46,350	$82,430
Total	$46,350	$82,430

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

Certain information with respect to the Company’s borrowings as of June 30, 2016 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2007-1 secured notes(3)	$945,569	$1,035,937	3.20%	1780	$535,323
CLO 2007-1 subordinated notes(3)(4)	134,468	82,810	5.01	1780	76,128
CLO 2012-1 secured notes	367,500	372,505	2.72	3090	377,522
CLO 2012-1 subordinated notes(4)	18,000	10,144	14.57	3090	18,491
CLO 2013-1 secured notes	458,500	462,907	2.35	3302	498,787
CLO 2013-2 secured notes	339,250	342,571	2.82	3494	364,242
CLO 9 secured notes	463,750	463,705	2.64	3759	460,057
CLO 9 subordinated notes(4)	15,000	9,581	15.18	3759	14,881
CLO 9 subordinated notes to affiliates(4)	25,572	16,333	—	3759	25,368
CLO 10 secured notes	368,000	372,535	2.89	3455	357,439
CLO 10 subordinated notes to affiliates(4)	29,948	16,279	13.48	3455	29,089
CLO 11 secured notes	507,750	502,493	2.68	3941	504,540
CLO 11 subordinated notes(4)	28,250	21,925	17.16	3941	28,071
CLO 11 subordinated notes to affiliates(4)	19,362	15,027	—	3941	19,240
CLO 13 secured notes	370,000	375,654	2.87	4217	375,573
CLO 13 subordinated notes(4)	4,000	2,955	—	4217	4,060
CLO 13 subordinated notes to affiliates(4)	21,636	15,985	—	4217	21,962
Total collateralized loan obligation secured debt	4,116,555	4,119,346			3,710,773
8.375% Senior notes	258,750	289,041	8.38	9269	—
7.500% Senior notes	115,043	123,188	7.50	9394	—
Junior subordinated notes	283,517	249,309	4.78	7402	—
Total borrowings	$4,773,865	$4,780,884			$3,710,773

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

(2)
Collateral for borrowings consists of the estimated fair value of certain corporate loans, securities and equity investments at estimated fair value. For purposes of this table, collateral for CLO secured and subordinated notes are calculated pro rata based on the par amount for each respective CLO.

(3)	In addition to the amounts presented in the table, CLO 2007-1 collateral includes restricted cash of $523.4 million as of June 30, 2016.

(4)
Subordinated notes to unaffiliated and affiliated parties do not have a contractual coupon rate, but instead receive a pro rata amount of the net distributions from each respective CLO. Accordingly, weighted average borrowing rates for the subordinated notes were calculated based on annualized cash distributions during the year, if any.

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

CLO Debt

For the CLO secured notes, which the Company measured based on the estimated fair value of the financial assets of its CLOs as of January 1, 2015, there were no gains (losses) attributable to changes in instrument specific credit risk for the three and six months ended June 30, 2016 and 2015.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. As of June 30, 2016, CLO 2007‑1 was no longer in its reinvestment period and as a result, principal proceeds from the assets held in this transaction are generally used to amortize the outstanding balance of the senior notes outstanding. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 11 and CLO 13 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018, April 2019 and January 2020, respectively.
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
During the three and six months ended June 30, 2016, $486.3 million and $598.5 million par amount, respectively, of original CLO 2007-1 senior notes were repaid. During the three and six months ended June 30, 2015, $375.6 million and $545.4 million par amount, respectively, of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 senior notes were repaid. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During March 2016, the Company called CLO 2011-1 and repaid all senior notes totaling $249.3 million par amount. During the three and six months ended June 30, 2015, $29.3 million and $30.8 million par amount, respectively, of original CLO 2011-1 senior notes were repaid.

During May 2016, the Company distributed an aggregate $96.5 million par amount of CLO 9, CLO 10, CLO 11 and CLO 13 subordinated notes to its Parent. These notes were previously owned by the Company and eliminated in consolidation. Following the distribution, the subordinated notes were held by an affiliate of KKR and reflected as collateralized loan obligation junior secured notes to affiliates, at estimated fair value, on the Company's condensed consolidated balance sheets.

During April 2016, the remaining $15.1 million par amount of CLO 2007-A subordinated notes owned by third parties were deemed repaid in full, whereby the Company distributed assets held as collateral in CLO 2007-A to the subordinated noteholders.

On December 16, 2015, the Company closed CLO 13, a $412.0 million secured financing transaction maturing on January 16, 2028. The Company issued $370.0 million par amount of senior secured notes to unaffiliated investors, $350.0 million of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.19% and $20.0 million of which was fixed rate with a weighted-average coupon of 3.83%. The Company also issued $4.0 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 13 collateralize the CLO 13 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

During June 2015, the Company issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million and $35.0 million par amount of CLO 2007-1 class D and E notes for proceeds of $35.1 million. Subsequently, in July 2015, the Company issued $15.0 million par amount of CLO 2005-2 class E notes for proceeds of $15.1 million.

On May 7, 2015, the Company closed CLO 11, a $564.5 million secured financing transaction maturing on April 15, 2027. The Company issued $507.8 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.06%. The Company also issued $28.3 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 11 collateralize the CLO 11 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	As of June 30, 2016		As of December 31, 2015
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$267,333	$(59,063)	$297,667	$(41,743)
Foreign exchange forward contracts and options	(319,771)	24,125	(375,524)	38,608
Common stock warrants	—	2,120	—	—
Options	—	2,112	—	95
Total		$(30,706)		$(3,040)

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with its CLOs as well as certain of its floating rate junior subordinated notes. As of June 30, 2016 and December 31, 2015, the Company had interest rate swaps with a notional amount of $267.3 million and $297.7 million, respectively.
Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of June 30, 2016 and December 31, 2015, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $319.8 million and $375.5 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Gain (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$(5,934)	$(5,934)	$—	$14,657	$14,657
Foreign exchange forward contracts and options(1)	6,400	(5,095)	1,305	14,220	(12,129)	2,091
Common stock warrants	—	(165)	(165)	—	(110)	(110)
Total rate of return swaps	—	—	—	469	151	620
Options	—	1,614	1,614	—	(1,399)	(1,399)
Net realized and unrealized gains (losses)	$6,400	$(9,580)	$(3,180)	$14,689	$1,170	$15,859

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$—	$(17,665)	$(17,665)	$(5,297)	$14,413	$9,116
Foreign exchange forward contracts and options(1)	17,612	(15,337)	2,275	14,235	(12,723)	1,512
Common stock warrants	142	(165)	(23)	—	(2,001)	(2,001)
Total rate of return swaps	—	—	—	304	130	434
Options	—	2,017	2,017	—	(2,302)	(2,302)
Net realized and unrealized gains (losses)	$17,754	$(31,150)	$(13,396)	$9,242	$(2,483)	$6,759

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its condensed consolidated balance sheets. As of June 30, 2016, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $2.7 million net asset, including $0.1 million collateral held, (ii) $2.1 million net asset, net of $2.0 million collateral posted and (iii) $7.1 million net asset, including $37.4 million collateral held. Comparatively, as of December 31, 2015, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $2.4 million net asset, net of $20.7 million collateral posted, (ii) $1.6 million net asset, including $0.1 million collateral held and (iii) $9.1 million net asset, including $23.6 million collateral held.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

The Company accounts for its investments, as well as its collateralized loan obligation secured notes at estimated fair value. The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of June 30, 2016 (amounts in thousands):

	As of June 30, 2016		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$1,137,465	$1,137,465	$1,137,465	$—	$—
Liabilities:
Senior notes	412,229	393,113	393,113	—	—
Junior subordinated notes	249,309	193,300	—	—	193,300

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2016
Assets:
Securities:
Corporate debt securities	$—	$27,867	$149,372	$177,239
Residential mortgage-backed securities	—	—	45,800	45,800
Total securities	—	27,867	195,172	223,039
Corporate loans	—	3,690,982	200,841	3,891,823
Equity investments, at estimated fair value	43,047	51,885	123,374	218,306
Interests in joint ventures and partnerships, at estimated fair value	—	—	758,321	758,321
Derivatives:
Foreign exchange forward contracts and options	—	26,781	2,189	28,970
Warrants	—	—	2,120	2,120
Options	—	—	2,112	2,112
Total derivatives	—	26,781	6,421	33,202
Total	$43,047	$3,797,515	$1,284,129	$5,124,691
Liabilities:
Collateralized loan obligation secured notes	$—	$4,055,722	$—	$4,055,722
Collateralized loan obligation secured notes to affiliates	—	63,624	—	63,624
Derivatives:
Interest rate swaps	—	59,063	—	59,063
Foreign exchange forward contracts and options	—	4,308	537	4,845
Total derivatives	—	63,371	537	63,908
Total	$—	$4,182,717	$537	$4,183,254

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

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended June 30, 2016 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of April 1, 2016	$150,068	$47,714	$296,982	$138,563	$748,329	$1,841	$—	$498
Total gains or losses (for the period):
Included in earnings(1)	(667)	748	(44,943)	(17,377)	947	(189)	(165)	1,614
Transfers into Level 3	—	—	—	—	—	—		—
Transfers out of Level 3	—	—	—	—	—	—		—
Purchases	—	—	997	—	45,756	—		—
Sales		—	(26,685)	(5,130)	—	—		—
Settlements	(29)	(2,662)	(25,510)	7,318	(36,711)	—	2,285	—
Ending balance as of June 30, 2016	$149,372	$45,800	$200,841	$123,374	$758,321	$1,652	$2,120	$2,112
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(667)	$748	$(44,943)	$(17,377)	$947	$(189)	$(165)	$1,614

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

The following table presents additional information about assets and liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the six months ended June 30, 2016 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of January 1, 2016	$194,986	$49,621	$298,734	$146,648	$888,408	$2,887	$—	$95
Total gains or losses (for the period):
Included in earnings(1)	(45,549)	1,080	(51,770)	(25,462)	(79,748)	(1,235)	(165)	2,017
Transfers into Level 3	—	—	—	—	—	—		—
Transfers out of Level 3	—	—	—	—	—	—		—
Purchases	—	—	3,303	—	59,823	—		—
Sales		—	(26,685)	(5,130)	—	—		—
Settlements	(65)	(4,901)	(22,741)	7,318	(110,162)	—	2,285	—
Ending balance as of June 30, 2016	$149,372	$45,800	$200,841	$123,374	$758,321	$1,652	$2,120	$2,112
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(45,549)	$1,076	$(51,770)	$(25,462)	$(79,748)	$(1,235)	$(165)	$2,017

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

There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis for the three and six months ended June 30, 2016 and 2015.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of June 30, 2016 (dollar amounts in thousands):

	Balance as of June 30, 2016	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$149,372	Yield analysis	Yield	12%	7% - 14%	Decrease
			Net leverage	10x	9x-10x	Decrease
			EBITDA multiple	8x	7x - 9x	Increase
			Discount margin	1250	1250bps	Decrease
		Market comparables	LTM EBITDA multiple	6x	6x	Increase
Residential mortgage – backed securities	$45,800	Discounted cash flows	Probability of default	1%	0% - 2%	Decrease
			Loss severity	43%	35% - 50%	Decrease
			Constant prepayment rate	16%	12% - 20%	(5)
Corporate loans	$200,841	Yield Analysis	Yield	20%	4% - 198%	Decrease
			Net leverage	9x	1x - 18x	Decrease
			EBITDA multiple	9x	7x - 12x	Increase
Equity investments, at estimated fair value(6)	$123,374	Inputs to both market comparables and discounted cash flow	Illiquidity discount	11%	0% - 15%	Decrease
			Weight ascribed to market comparables	25%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	75%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	9x	0x - 13x	Increase
			Forward EBITDA multiple	7x	3x - 11x	Increase

		Discounted cash flows	Weighted average cost of capital	9%	7% - 14%	Decrease
			LTM EBITDA exit multiple	9x	2x - 10x	Increase
Interests in joint ventures and partnerships(9)	$758,321	Inputs to both market comparables and discounted cash flow	Weight ascribed to market comparables	37%	0% - 100%	(7)
			Weight ascribed to discounted cash flows	63%	0% - 100%	(8)
		Market comparables	LTM EBITDA multiple	5x	1x- 9x	Increase
			Capitalization Rate	7%	6% - 12%	Decrease
		Discounted cash flows	Weighted average cost of capital	10%	7% - 24%	Decrease
			LTM EBITDA exit multiple	10x	10x
			Average price per BOE(10)	$25.06	$16.07-$33.15	Increase
		Yield analysis	Yield	15%	15%	Decrease
			Net leverage	2x	2x	Decrease
			EBITDA multiple	7x	7x	Increase
Foreign exchange options, net	$1,652	Option pricing model	Forward and spot rates	11,500	6 - 13,500	(11)
Options(12)	$2,112	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease
			Weight ascribed to market comparables	50%	50%	(7)
			Weight ascribed to discounted cash flows	50%	50%	(8)
	,	Market comparables	LTM EBITDA multiple	11x	11x	Increase
			Forward EBITDA multiple	8x	8x	Increase
		Discounted cash flows	Weighted average cost of capital	15%	15%	Decrease
			LTM EBITDA exit multiple	5x	5x	Increase

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

(6)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $47.8 million was valued solely using a market comparables technique.

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

(9)
Inputs exclude an asset that was valued using an independent third party valuation firm. Of the total interest in joint ventures and partnerships, $59.6 million was valued solely using a discounted cash flow technique, while $7.8 million was valued solely using a market comparables technique and $21.4 million was valued solely using a yield analysis.

(10)
Natural resources assets with an estimated fair value of $98.4 million as of June 30, 2016 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 45% liquids and 55% natural gas.

(11)	Inputs include forward rates for investments in Chinese Yuan and Indian Rupees.

(12)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

The table above excludes warrants of $2.1 million, comprised of equity-like securities in a company that were valued using an independent third party valuation firm primarily based on the contractual agreement and public disclosures of the expected sale value.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of June 30, 2016 and December 31, 2015, the Company had unfunded financing commitments for corporate loans totaling $2.8 million and $8.6 million, respectively. The Company did not have any significant losses as of June 30, 2016, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $85.0 million as of June 30, 2016 and $163.0 million as of December 31, 2015.

Guarantees

The Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.6 billion as of June 30, 2016 and $1.6 billion as of December 31, 2015. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

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

NOTE 10. MANAGEMENT AGREEMENT AND RELATED PARTY TRANSACTIONS

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Base management fees, net	$559	$1,410	$1,588	$5,463
CLO management fees	6,208	8,407	12,455	14,574
Incentive fees	—	—	—	—
Total related party management compensation	$6,767	$9,817	$14,043	$20,037

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

The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Base management fees, gross	$5,002	$7,836	$10,785	$16,327
CLO management fees credit(1)	(4,443)	(6,426)	(9,197)	(10,864)
Total base management fees, net	$559	$1,410	$1,588	$5,463

(1)	See “CLO Management Fees” for further discussion.

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

Fees Charged and Fee Credits

The Company recorded management fees expense for the majority of its CLOs during the three and six months ended June 30, 2016 and 2015. The Manager credits the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11 and CLO 13 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by affiliated and unaffiliated third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLO 2013-1 and CLO 2013-2 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Charged and retained CLO management fees(1)	$1,765	$1,981	$3,258	$3,710
CLO management fees credit	4,443	6,426	9,197	10,864
Total CLO management fees	$6,208	$8,407	$12,455	$14,574

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager earned incentive fees totaling zero for both of the three and six months ended June 30, 2016 and 2015.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $0.9 million and $1.9 million for the three and six months ended June 30, 2016, respectively. The Company incurred reimbursable general and administrative expenses to its Manager totaling $1.2 million and $3.5 million for the three and six months ended June 30, 2015, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Contributions and Distributions

    The Company has made certain cash distributions to its Parent, as the sole holder of its common shares. The Company distributed $24.6 million and $62.9 million during the three and six months ended June 30, 2016, respectively. The Company distributed $55.2 million and $89.5 million for the three and six months ended June 30, 2015, respectively.

During the second quarter ended June 30, 2016, certain assets were distributed to the Parent, including CLO subordinated notes, which were previously held by the Company. As the CLO subordinated notes are held by an affiliate of our Parent, refer to Note 6 in these condensed consolidated financial statements for additional details around these notes to affiliates. The table below summarizes the estimated fair value of distributions at the time of transfer (amounts in thousands):

Three months ended June 30, 2016
Loans	$45,225
Equity investments, at estimated fair value	26,098
CLO subordinated notes	60,640
Total distributions to Parent	$131,963

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of June 30, 2016, the aggregate par amount of these affiliated investments totaled $89.3 million, or approximately 2% of the total investment portfolio, and consisted of 4 issuers. The total affiliated investments was comprised of $80.2 million of corporate loans and $9.1 million of equity investments. As of December 31, 2015, the aggregate par amount of these affiliated investments totaled $734.3 million, or approximately 11% of the total investment portfolio, and consisted of 8 issuers. The total $734.3 million in affiliated investments was comprised of $723.3 million of corporate loans and $11.0 million of equity investments.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of June 30, 2016 and December 31, 2015, the estimated fair value of these interests in joint ventures and partnerships totaled $649.8 million and $805.5 million, respectively.

NOTE 11. SEGMENT REPORTING

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

The Company evaluates the performance of its reportable segments based on several net income (loss) components. Net income (loss) includes (i) revenues, (ii) related investment costs and expenses, (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives, and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period-end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses and directors’ expenses, if any, are not allocated to individual segments in the Company’s assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals.

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015 (amounts in thousands):

	Three months ended June 30,
	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$65,905	$90,520	$3,257	$6,351	$—	$8,820	$—	$—	$69,162	$105,691
Total investment costs and expenses	55,665	59,331	1,894	2,706	494	413	—	—	58,053	62,450
Total other income (loss)	18,756	(842)	8,634	(6,348)	(2,444)	15,225	—	—	24,946	8,035
Total other expenses	8,986	12,014	127	176	79	79	—	—	9,192	12,269
Income tax expense (benefit)	(27)	14	—	—	(160)	715	—	—	(187)	729
Net income (loss)	$20,037	$18,319	$9,870	$(2,879)	$(2,857)	$22,838	$—	$—	$27,050	$38,278
Net income (loss) attributable to noncontrolling interests	(1,948)	182	667	(2,887)	—	—	—	—	(1,281)	(2,705)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$21,985	$18,137	$9,203	$8	$(2,857)	$22,838	$—	$—	$28,331	$40,983

The following table presents the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	Six months ended June 30,
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$143,300	$185,478	$5,898	$9,179	$9,269	$8,820	$—	$—	$158,467	$203,477
Total investment costs and expenses	106,649	115,298	3,508	4,046	894	759	—	—	111,051	120,103
Total other income (loss)	(155,190)	(66,834)	(18,608)	(14,101)	(11,138)	19,806	—	—	(184,936)	(61,129)
Total other expenses	32,850	28,417	257	686	149	234	—	100	33,256	29,437
Income tax expense (benefit)	(4)	62	—	—	(123)	1,014	—	—	(127)	1,076
Net income (loss)	$(151,385)	$(25,133)	$(16,475)	$(9,654)	$(2,789)	$26,619	$—	$(100)	$(170,649)	$(8,268)
Net income (loss) attributable to noncontrolling interests	(11,659)	(5,676)	(5,157)	(3,100)	—	—	—	—	(16,816)	(8,776)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(139,726)	$(19,457)	$(11,318)	$(6,554)	$(2,789)	$26,619	$—	$(100)	$(153,833)	$508

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Total assets	$6,385,056	$7,303,305	$213,286	$230,815	$232,873	$254,275	$—	$—	$6,831,215	$7,788,395

(1)
Total consolidated assets as of June 30, 2016 included $64.3 million of noncontrolling interests, of which $36.0 million was related to the Credit segment and $28.3 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2015 included $82.9 million of noncontrolling interests, of which $50.3 million was related to the Credit segment and $32.6 million was related to the Natural Resources segment.

NOTE 12. SUBSEQUENT EVENTS

On June 23, 2016, the Company's board of directors declared a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on July 15, 2016 to preferred shareholders of record as of the close of business on July 8, 2016.

On July 21, 2016, the Company's board of directors declared a cash distribution for the quarter ended June 30, 2016 on its common shares totaling $17.9 million, or $179,230 per common share. The distribution was paid on July 22, 2016 to common shareholders of record as of the close of business on July 21, 2016.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of June 30, 2016, our CLO transactions consisted of KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”), KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”) KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 11, Ltd. (“CLO 11”) and KKR CLO 13, Ltd. (“CLO 13”) (collectively the “Cash Flow CLOs”). During March 2016, we called KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”), whereby we repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

Our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”) and senior notes are traded on the New York Stock Exchange ("NYSE").

Consolidated Summary of Results

Our net income available to common shares for the three months ended June 30, 2016 and 2015 totaled $21.4 million and $34.1 million, respectively, while net loss available to common shares for the six months ended June 30, 2016 and 2015 totaled $167.6 million and $13.3 million, respectively. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

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

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three months ended June 30,
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$65,905	$90,520	$3,257	$6,351	$—	$8,820	$—	$—	$69,162	$105,691
Total investment costs and expenses	55,665	59,331	1,894	2,706	494	413	—	—	58,053	62,450
Total other income (loss)	18,756	(842)	8,634	(6,348)	(2,444)	15,225	—	—	24,946	8,035
Total other expenses	8,986	12,014	127	176	79	79	—	—	9,192	12,269
Income tax expense (benefit)	(27)	14	—	—	(160)	715	—	—	(187)	729
Net income (loss)	$20,037	$18,319	$9,870	$(2,879)	$(2,857)	$22,838	$—	$—	$27,050	$38,278
Net income (loss) attributable to noncontrolling interests	(1,948)	182	667	(2,887)	—	—	—	—	(1,281)	(2,705)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$21,985	$18,137	$9,203	$8	$(2,857)	$22,838	$—	$—	$28,331	$40,983

(1) Consists of insurance and directors’ expenses which are not allocated to individual segments, if any.

	Six months ended June 30,
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$143,300	$185,478	$5,898	$9,179	$9,269	$8,820	$—	$—	$158,467	$203,477
Total investment costs and expenses	106,649	115,298	3,508	4,046	894	759	—	—	111,051	120,103
Total other income (loss)	(155,190)	(66,834)	(18,608)	(14,101)	(11,138)	19,806	—	—	(184,936)	(61,129)
Total other expenses	32,850	28,417	257	686	149	234	—	100	33,256	29,437
Income tax expense (benefit)	(4)	62	—	—	(123)	1,014	—	—	(127)	1,076
Net income (loss)	$(151,385)	$(25,133)	$(16,475)	$(9,654)	$(2,789)	$26,619	$—	$(100)	$(170,649)	$(8,268)
Net income (loss) attributable to noncontrolling interests	(11,659)	(5,676)	(5,157)	(3,100)	—	—	—	—	(16,816)	(8,776)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(139,726)	$(19,457)	$(11,318)	$(6,554)	$(2,789)	$26,619	$—	$(100)	$(153,833)	$508

(1) Consists of insurance and directors’ expenses which are not allocated to individual segments, if any.

Revenues

Revenues consist primarily of interest income and discount accretion from our investment portfolio, and to a lesser extent dividend income primarily from our equity investments and interests in joint ventures and partnerships. In addition, revenues include oil and gas revenue from our overriding royalty interest properties.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues decreased $36.5 million in the second quarter of 2016 compared to the second quarter of 2015. This was primarily due to a $24.0 million decline in interest income earned from our corporate debt portfolio coupled with a $9.5 million decrease in other income.

The decline in interest income was largely due to a smaller portfolio generating recurring income. Specifically, as of June 30, 2016 and 2015, the aggregate par value of our corporate debt portfolio totaled $4.4 billion and $6.6 billion, respectively. This decline was primarily due to the calling of KKR Financial CLO 2005-1, Ltd ("CLO 2005-1"), KKR Financial CLO 2005-2, Ltd. ("CLO 2005-2") and CLO 2011-1 during the second half of 2015 and first half of 2016, and the sale of assets held within the CLOs to repay the CLO notes outstanding. In addition, as CLO 2007-1, our largest CLO, continued to amortize during 2015 and into 2016, the underlying portfolio of assets generating interest income diminished. From June 30, 2015 to June 30, 2016, we repaid approximately $1.8 billion of notes from the sale proceeds of assets held within the CLOs that we issued prior to 2012 ("legacy CLOs"). Of this total amount repaid, approximately $1.1 billion was comprised of CLO 2007-1 senior notes. Refer to "Segment Results-Credit Segment-Revenues" for further discussion.

Other revenues decreased $9.5 million in the second quarter of 2016 compared to the second quarter of 2015. Other revenues was primarily comprised of dividend income, the majority of which was from our interests in joint ventures and partnerships and equity investments. In particular, the second quarter of 2015 included $8.8 million of dividend payments from certain of our commercial real estate assets as compared to zero in the second quarter of 2016. In contrast to our corporate debt portfolio, which have stated coupon rates, dividends from our interests in joint ventures and partnerships and equity investments are not necessarily contractual in their amounts or timing and may vary depending on investment performance.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues decreased $45.0 million in the first half of 2016 compared to the first half of 2015 primarily due to a $42.9 million decline in interest income earned from our corporate debt portfolio. The decline in interest income was largely due to a smaller portfolio generating recurring income. Specifically, as of June 30, 2016 and 2015, the aggregate par value of our corporate debt portfolio totaled $4.4 billion and $6.6 billion, respectively. This decline was primarily due to the calling of KKR Financial CLO 2006-1, Ltd. ("CLO 2006-1"), CLO 2005-1, CLO 2005-2 and CLO 2011-1 during 2015 and the first half of 2016, and the sale of assets held within the CLOs to repay the CLO notes outstanding. In addition, as CLO 2007-1, our largest CLO, continued to amortize during 2015 and into 2016, the underlying portfolio of assets generating interest income diminished. From June 30, 2015 to June 30, 2016, we repaid approximately $1.8 billion of notes from the sale proceeds of assets held within the legacy CLOs. Of this total amount repaid, approximately $1.1 billion was comprised of CLO 2007-1 senior notes. Refer to "Segment Results-Credit Segment-Revenues" for further discussion.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties and other investment expenses.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Total investment costs and expenses decreased $4.4 million in the second quarter of 2016 compared to the second quarter of 2015 largely driven by a decrease in interest expense, specifically on our collateralized loan obligation secured notes. As described above, we called CLO 2005-1, CLO 2005-2 and CLO 2011-1 during the second half of 2015 and first half of 2016. As a result of these calls and overall amortization of our legacy CLOs, the assets held in the CLOs and corresponding debt outstanding have declined significantly. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion. Additionally, DD&A on our oil and natural gas properties declined by $0.7 million in the second quarter of 2016 compared to the second quarter of 2015.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Total investment costs and expenses decreased $9.1 million in the first half of 2016 compared to the first half of 2015 largely driven by a decrease in interest expense, specifically on our collateralized loan obligation secured notes. As described above, we called CLO 2006-1, CLO 2005-1, CLO 2005-2 and CLO 2011-1 during 2015 and the first half of 2016. As a result of these calls and overall amortization of our legacy CLOs, the assets held in the CLOs and corresponding debt outstanding have declined significantly. Additionally, interest expense related to our interest rate swaps decreased $2.3 million during the first half of 2016 compared to the same prior year period. In conjunction with the calling of CLO 2006-1 in February 2015, we terminated the related interest rate swap and ceased incurring the associated interest expense. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion.

Other Income (Loss)

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Other income increased $16.9 million in the second quarter of 2016 compared to the second quarter of 2015 due to the following factors.

Net realized and unrealized gain (loss) on investments favorably changed $36.9 million from a net realized and unrealized loss of $6.4 million in the second quarter of 2015 to a net realized and unrealized gain of $30.5 million in the second quarter of 2016. A majority of this favorable change was related to our corporate debt portfolio which increased in value largely attributable to general market conditions, which impacted our investments in the utility, education, specialty finance and health care sectors. For example, the S&P/LSTA Loan Index returned 2.92% for the three months ended June 30, 2016 compared to 0.69% for the same period in the prior year.

Partially offsetting the above was a $19.0 million unfavorable change in net realized and unrealized gain (loss) on derivatives and foreign exchange from a net realized and unrealized gain of $15.9 million in the second quarter of 2015 to a net realized and unrealized loss of $3.2 million in the second quarter of 2016. A majority of the unfavorable change was attributable to our interest rate swaps which are directly impacted by the 30-year swap rate, which declined from 2.94% to 1.82% as of June 30, 2015 and 2016, respectively. Refer to "Segment Results - Credit Segment - Other Income (Loss)" for further discussion.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Other loss increased $123.8 million in the first half of 2016 compared to the first half of 2015 due to the following factors.

First, net realized and unrealized gain (loss) on investments unfavorably changed $121.0 million from a net realized and unrealized gain of $13.5 million in the first half of 2015 to a net realized and unrealized loss of $107.5 million in the first half of 2016. A majority of this unfavorable change was related to our interests in joint ventures, equity investments and corporate debt securities spanning the marine, specialty finance, diversified financial, consumer and oil and gas sectors. Additionally, our commercial real estate assets held in the other segment, were negatively impacted during the first half of 2016. Refer to "Segment Results-Other Segment-Other Income (Loss)" for further discussion.

Second, net realized and unrealized gain (loss) on derivatives and foreign exchange unfavorably changed $20.2 million from a net unrealized gain of $6.8 million in the first half of 2015 to a net unrealized loss of $13.4 million in the first half of 2016.

The unfavorable changes described above were partially offset by a net $21.8 million decrease in net realized and unrealized loss on debt and net realized and unrealized loss on debt to affiliates in the first half of 2016 compared to the first half of 2015. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us. For the six months ended June 30, 2016, net realized and unrealized loss on debt totaled $64.0 million, which included significant realized gains generated on the sale of CLO 2007-1 assets. The proceeds from the sale of assets held within the CLO were used to repay $598.5 million of CLO 2007-1 senior notes during the first half of 2016.

Other Expenses

Other expenses include related party management compensation, general, administrative and directors’ expenses and professional services, if any. Related party management compensation consists of base management fees payable to our Manager pursuant to the Management Agreement, collateral management fees and incentive fees.
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
The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Base management fees, gross	$5,002	$7,836	$10,785	$16,327
CLO management fees credit(1)	(4,443)	(6,426)	(9,197)	(10,864)
Total base management fees, net	$559	$1,410	$1,588	$5,463

(1)	See “CLO Management Fees” for further discussion.

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
Our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11 and CLO 13 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by affiliated and unaffiliated third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Charged and retained CLO management fees(1)	$1,765	$1,981	$3,258	$3,710
CLO management fees credit	4,443	6,426	9,197	10,864
Total CLO management fees	$6,208	$8,407	$12,455	$14,574

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Other expenses decreased $3.1 million in the second quarter of 2016 compared to the second quarter of 2015 predominately due to a $3.1 million decrease in related party management compensation, which includes base management fees and CLO management fees. CLO management fees declined $2.2 million in the second quarter of 2016 compared to the prior year period largely due to relatively higher CLO management fees from CLO 2007-1 and CLO 9 during the second quarter of 2015 compared to the second quarter of 2016. CLO management fees for these two CLOs declined $1.9 million in the second quarter of 2016 compared to the second quarter of 2015 primarily due to: (i) a decline in assets in CLO 2007-1 from which the fee is calculated and (ii) the fact that CLO 9 commenced payment during the second quarter of 2015 and such payment included all amounts due since the CLO closed in September 2014. Our CLOs pay on a quarterly basis except for their first payment, which is typically six months post-closing, in accordance with the respective indentures.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Other expenses increased $3.8 million in the first half of 2016 compared to the first half of 2015. This was primarily due to a $9.7 million increase in general, administrative and directors' expenses during the first half of 2016 as a result of the write-off of costs associated with our CLOs, partially offset by a $6.0 million decrease in related party management compensation, which includes base management fees and CLO management fees. Base management fees declined $3.9 million in the first half of 2016 compared to the prior year period primarily due to a decrease in the gross base management fees as a result of lower overall retained earnings largely from net realized and unrealized losses on investments.

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
We evaluate the performance of our reportable segments based on several net income (loss) components. Net income (loss) includes: (i) revenues; (ii) related investment costs and expenses; (iii) other income (loss), which is comprised primarily of unrealized and realized gains and losses on investments, debt and derivatives and (iv) other expenses, including related party management compensation and general and administrative expenses. Certain corporate assets and expenses that are not directly related to the individual segments, including interest expense and related costs on borrowings, base management fees and professional services are allocated to individual segments based on the investment portfolio balance in each respective segment as of the most recent period‑end. Certain other corporate assets and expenses, including prepaid insurance, incentive fees, insurance expenses and directors’ expenses, if any, are not allocated to individual segments in our assessment of segment performance. Collectively, these items are included as reconciling items between reported segment amounts and consolidated totals. For further financial information related to our segments, refer to “Part I-Item 1. Financial Statements-Note 11. Segment Reporting.”
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Revenues
Corporate loans and securities interest income	$62,396	$87,034	$133,283	$174,645
Residential mortgage-backed securities interest income	924	1,053	1,606	1,859
Net discount accretion	1,097	304	1,500	2,805
Dividend income	1,123	2,051	6,308	6,058
Other	365	78	603	111
Total revenues	65,905	90,520	143,300	185,478
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	40,511	43,248	76,939	83,273
Collateralized loan obligation junior secured notes to affiliates	1,009	—	1,009	—
Senior notes	6,614	6,689	13,345	13,432
Junior subordinated notes	3,667	3,959	7,723	7,928
Interest rate swaps	2,706	3,616	5,679	7,995
Total interest expense	54,507	57,512	104,695	112,628
Other	1,158	1,819	1,954	2,670
Total investment costs and expenses	55,665	59,331	106,649	115,298
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	(5,934)	14,657	(17,665)	9,116
Total rate of return swaps	—	620	—	434
Common stock warrants	(165)	(110)	(23)	(2,001)
Foreign exchange(1)	2,140	1,298	2,413	834
Options	1,614	(1,399)	2,017	(2,302)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	(2,345)	15,066	(13,258)	6,081
Net realized and unrealized gain (loss) on investments	23,486	(14,492)	(77,913)	8,464
Net realized and unrealized gain (loss) on debt	(802)	(4,977)	(63,975)	(88,793)
Net realized and unrealized gain (loss) on debt to affiliates	(2,984)	—	(2,984)	—
Other income	1,401	3,561	2,940	7,414
Total other income (loss)	18,756	(842)	(155,190)	(66,834)
Other expenses
Related party management compensation:
Base management fees	514	1,309	1,478	5,104
CLO management fees	6,208	8,407	12,455	14,574
Total related party management compensation	6,722	9,716	13,933	19,678
Professional services	930	723	1,878	1,787
Other general and administrative	1,334	1,575	17,039	6,952
Total other expenses	8,986	12,014	32,850	28,417
Income (loss) before income taxes	20,010	18,333	(151,389)	(25,071)
Income tax expense (benefit)	(27)	14	(4)	62
Net income (loss)	$20,037	$18,319	$(151,385)	$(25,133)

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

Revenues

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues decreased $24.6 million in the second quarter of 2016 compared to the second quarter of 2015. The decrease was primarily attributable to a $24.6 million decrease in corporate loans and securities interest income. Specifically, interest income related to our corporate loans decreased $16.4 million and interest income related to our corporate debt securities decreased $8.2 million in the second quarter of 2016 compared to the same prior year period.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of June 30, 2016 compared to 2015, slightly offset by an increase in interest rates earned on the assets. The decline in the aggregate par value of our corporate debt portfolio was attributable to the calling of CLO 2005-1, CLO 2005-2 and CLO 2011-1 during the second half of 2015 and first half of 2016, and the sale of assets held within the CLOs to repay the CLO notes outstanding. In addition, as CLO 2007-1, our largest CLO, continued to amortize during 2015 and into 2016, the underlying portfolio of assets generating interest income diminished. From June 30, 2015 to June 30, 2016, we repaid approximately $1.8 billion of notes from the sale proceeds of assets held within the legacy CLOs. Of this total amount repaid, approximately $1.1 billion was comprised of CLO 2007-1 senior notes.

We also closed CLO 11 and CLO 13 during 2015; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs. As of June 30, 2016, our corporate loan portfolio had an aggregate par value of $4.1 billion with a weighted average coupon of 5.3%, while our corporate debt securities portfolio had an aggregate par value of $304.8 million with a weighted average coupon of 12.1%. In comparison, as of June 30, 2015, our corporate loan portfolio had an aggregate par value of $6.1 billion with a weighted average coupon of 4.7%, while our corporate debt securities portfolio had an aggregate par value of $468.1 million with a weighted average coupon of 9.0%.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues decreased $42.2 million in the first half of 2016 compared to the first half of 2015. The decrease was primarily attributable to a $41.4 million decrease in corporate loans and securities interest income. Specifically, interest income related to our corporate loans decreased $24.7 million and interest income related to our corporate debt securities decreased $16.7 million in the first half of 2016 compared to the same prior year period.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of June 30, 2016 compared to 2015, slightly offset by an increase in interest rates earned on the assets. The decline in the aggregate par value of our corporate debt portfolio was attributable to the calling of CLO 2006-1, CLO 2005-1, CLO 2005-2 and CLO 2011-1 during 2015 and the first half of 2016, and the sale of assets held within the CLOs to repay the CLO notes outstanding. In addition, as CLO 2007-1, our largest CLO, continued to amortize during 2015 and into 2016, the underlying portfolio of assets generating interest income diminished. From June 30, 2015 to June 30, 2016, we repaid approximately $1.8 billion of notes from the sale proceeds of assets held within the legacy CLOs. Of this total amount repaid, approximately $1.1 billion was comprised of CLO 2007-1 senior notes.

We also closed CLO 11 and CLO 13 during 2015; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs. As of June 30, 2016, our corporate loan portfolio had an aggregate par value of $4.1 billion with a weighted average coupon of 5.3%, while our corporate debt securities portfolio had an aggregate par value of $304.8 million with a weighted average coupon of 12.1%. In comparison, as of June 30, 2015, our corporate loan portfolio had an aggregate par value of $6.1 billion with a weighted average coupon of 4.7%, while our corporate debt securities portfolio had an aggregate par value of $468.1 million with a weighted average coupon of 9.0%.

Investment Costs and Expenses

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Total investment costs and expenses decreased $3.7 million in the second quarter of 2016 compared to the second quarter of 2015 primarily as a result of a $3.0 million decline in total interest expense. The decline was primarily driven by a net $1.7 million decrease in interest expense on our secured and junior secured CLO notes, coupled with a $0.9 million decrease in interest expense related to our interest rate swaps.

Interest expense on our secured and junior secured CLO notes declined by a net $1.7 million in the second quarter of 2016 compared to the second quarter of 2015 primarily due to smaller CLO subordinated note payments. Interest expense on our

CLO subordinated notes to unaffiliated parties totaled $4.7 million compared to $11.5 million for the second quarter of 2016 and 2015, respectively. CLO subordinated note holders receive the residual interest after all other payments have been made. As CLO 2007-1, our largest CLO, continued to amortize during 2015 and into 2016, the underlying portfolio of assets generating interest income diminished, resulting in lower CLO subordinated note payments. For example, CLO 2007-1 repaid approximately $1.1 billion of senior notes from June 30, 2015 to June 30, 2016. This net decline, however, was partially offset by: (i) an increase in CLO senior note interest expense partially related to CLO 11 and CLO 13, which closed in May 2015 and December 2015, respectively, and incurred an additional $4.3 million in interest expense and (ii) $1.0 million interest expense on our CLO junior secured notes to affiliates in the second quarter of 2016 compared to zero in the same period in the prior year. Beginning in the second quarter of 2016, as part of the distribution of $96.5 million par amount of subordinated notes to KKR, we incurred interest expense on these CLO junior secured notes held by affiliates of KKR. For further information, refer to "Part I-Item1. Financial Statements-Note 6. Borrowings."

Additionally, interest expense related to our interest rate swaps decreased $0.9 million during the second quarter of 2016 compared to the same prior year period.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Total investment costs and expenses decreased $8.6 million in the first half of 2016 compared to the first half of 2015 primarily as a result of a $7.9 million decline in total interest expense. The decline was largely attributable to a net $5.3 million decrease in interest expense on our secured and junior secured CLO notes, coupled with a $2.3 million decrease in interest expense related to our interest rate swaps.

Interest expense on our CLO notes is primarily comprised of three main components: interest expense on our CLO senior notes, interest expense on our CLO subordinated notes to unaffiliated and affiliated parties and CLO note discount accretion. During the first half of 2016, we recorded $56.5 million of interest expense on our CLO senior notes, $8.8 million of interest expense on our CLO subordinated notes to unaffiliated and affiliated parties and $11.4 million of CLO note discount accretion. Comparatively, during the first half of 2015, we recorded $47.5 million of interest expense on our CLO senior notes, $21.4 million of interest expense on our CLO subordinated notes to unaffiliated and $14.2 million of CLO note discount accretion.

Interest expense on our CLO subordinated notes to unaffiliated and affiliated parties decreased $12.6 million during the first half of 2016 compared to the same prior year period. CLO subordinated note holders receive the residual interest after all other payments have been made. As CLO 2007-1, our largest CLO, continued to amortize during 2015 and into 2016, the underlying portfolio of assets generating interest income diminished, resulting in lower CLO subordinated note payments. For example, CLO 2007-1 repaid approximately $1.1 billion of senior notes from June 30, 2015 to June 30, 2016. In addition, CLO note discount accretion decreased $2.8 million in the first half of 2016 compared to the first half of 2015 due to $2.3 million of accelerated accretion of debt discount recorded in the first half of 2015 due to the calling of CLO 2006-1 in February 2015. These aggregate declines were partially offset by: (i) an increase in interest expense on our CLO senior notes of $9.0 million in the first half of 2016 compared to the same prior year period primarily due to interest expense on CLO 11 and CLO 13, which closed in May 2015 and December 2015, respectively and (ii) an increase in interest expense on our collateralized loan obligation junior secured notes to affiliates. As mentioned above, beginning in the second quarter of 2016, as part of the distribution of $96.5 million par amount of subordinated notes to KKR, we incurred interest expense on these CLO junior secured notes held by affiliates of KKR. For further information, refer to "Part I-Item1. Financial Statements-Note 6. Borrowings."

Additionally, interest expense related to our interest rate swaps decreased $2.3 million during the first half of 2016 compared to the same prior year period. In conjunction with the calling of CLO 2006-1 in February 2015, we terminated the related interest rate swap and ceased incurring the associated interest expense. For further information, refer to "Part I-Item1. Financial Statements-Note 6. Borrowings."

Other Income (Loss)

Other income (loss) consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market and foreign currency exchange rates as of each period-end.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Total other income (loss) favorably changed $19.6 million in the second quarter of 2016 compared to the second quarter of 2015 largely attributable to the following factors.

Net realized and unrealized gain (loss) on investments favorably changed $38.0 million in the second quarter of 2016 compared to the same period in the prior year from a net realized and unrealized loss of $14.5 million to a net realized and unrealized gain of $23.5 million in the second quarter of 2015 and 2016, respectively. The most significant changes were in our corporate debt portfolio and and our equity investments.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the three months ended June 30, 2016 and 2015 (amounts in thousands):

	For the three months ended June 30, 2016			For the three months ended June 30, 2015
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$190,503	$(180,238)	$10,265	$(27,450)	$(6,079)	$(33,529)
Corporate debt securities	14,978	5,384	20,362	(6,956)	(5,130)	(12,086)
RMBS	52	395	447	48	(246)	(198)
Equity investments, at estimated fair value	(457)	(4,496)	(4,953)	29,799	(58)	29,741
Interests in joint ventures and partnerships, at estimated fair value and other	(12,371)	9,736	(2,635)	892	688	1,580
Total	$192,705	$(169,219)	$23,486	$(3,667)	$(10,825)	$(14,492)

Net realized and unrealized gains (losses) on our corporate loans favorably changed by $43.8 million in the second quarter of 2016 compared to the same prior year period, from net realized and unrealized losses of $33.5 million in the second quarter of 2015 to net realized and unrealized gains of $10.3 million in the second quarter of 2016. The realized and unrealized gains and losses recorded during the second quarter of 2016 were primarily related to the sale of approximately $343.7 million par amount of Texas Competitive Electric Holding Company LLC ("TXU"), which resulted in realized losses of approximately $16.4 million, net of the reversal of previously recorded unrealized losses. Additionally, one issuer in the education sector had unrealized losses of approximately $22.7 million in the second quarter of 2016 compared to $1.4 million unrealized gains for the second quarter of 2015.

Net realized and unrealized gains (losses) on our corporate debt securities favorably changed $32.4 million in the second quarter of 2016 as compared to the same prior year period, from net realized and unrealized losses of $12.1 million in the second quarter of 2015 to net realized and unrealized gains of $20.4 million in the second quarter of 2016. A majority of the gain was related to one issuer in the specialty finance sector which restructured in the second quarter of 2016.

Net realized and unrealized gains (losses) on equity investments unfavorably changed $34.7 million in the second quarter of 2016 compared to the same prior year period from unrealized gains of $29.7 million in the second quarter of 2015 to unrealized losses of $5.0 million in the second quarter of 2016. Unrealized gains (losses) unfavorably changed by $30.3 million, of which $25.9 million was due to investments in the health care and specialty finance sectors, including one of which restructured during the second quarter of 2016.

The favorable change in net realized and unrealized gain (loss) on investments was partially offset by a $17.4 million unfavorable change in total realized and unrealized gain (loss) on derivatives and foreign exchange which changed from realized and unrealized gains of $15.1 million to realized and unrealized losses of $2.3 million in the second quarter of 2015 and 2016, respectively. A majority of the unfavorable change was related to realized and unrealized gain (loss) on interest rate swaps which unfavorably changed $20.6 million due to a decline in the 30-year swap rate. We use pay-fixed, receive variable interest rate swaps to hedge the interest rate risk associated with a portion of our borrowings which are indexed to the 30-year swap rate; as such, movements in the 30-year swap rate impact total realized and unrealized gain (loss) on derivatives and foreign exchange. The 30-year swap rate declined from 2.94% to 1.82% as of June 30, 2015 and 2016, respectively. The unfavorable change in realized and unrealized gain (loss) on interest rate swaps was partially offset by a favorable change in realized and unrealized gain (loss) on options of $3.0 million.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Total other loss increased $88.4 million in the first half of 2016 compared to the first half of 2015 largely attributable to the following factors.

Net realized and unrealized gain (loss) on investments unfavorably changed $86.4 million in the first half of 2016 compared to the same period in the prior year from a net realized and unrealized gain of $8.5 million to a net realized and unrealized loss of $77.9 million in the first half of 2015 and 2016, respectively. The most significant changes were in our interests in our joint ventures and partnerships, equity investments and corporate debt portfolio.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the six months ended June 30, 2016			For the six months ended June 30, 2015
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$235,426	$(210,952)	$24,474	$54,824	$(22,261)	$32,563
Corporate debt securities	(35,167)	3,257	(31,910)	(5,276)	(4,731)	(10,007)
RMBS	71	929	1,000	201	(1,170)	(969)
Equity investments, at estimated fair value	(16,449)	(3,771)	(20,220)	7,373	1,366	8,739
Interests in joint ventures and partnerships, at estimated fair value and other	(60,823)	9,566	(51,257)	(22,550)	688	(21,862)
Total	$123,058	$(200,971)	$(77,913)	$34,572	$(26,108)	$8,464

Net realized and unrealized losses in interests in joint ventures and partnerships increased $29.4 million during the first half of 2016 compared to the same prior year period from a loss of $21.9 million in the first half of 2015 to a loss of $51.3 million in the first half of 2016. A majority of the unfavorable change was due to two investments in the marine and specialty finance sectors.

Net realized and unrealized gains (losses) on equity investments unfavorably changed $29.0 million during the first half of 2016 compared to the same prior year period, from net realized and unrealized gains of $8.7 million in the first half of 2015 to net realized and unrealized losses of $20.2 million in the first half of 2016. A majority of the unfavorable change was due to our equity investments in the diversified financial and consumer sectors.

Net realized and unrealized losses on our corporate debt securities increased $21.9 million for the first half of 2016 as compared to the same prior year period, from a loss of $10.0 million in the first half of 2015 to a loss of $31.9 million in the first half of 2016. A majority of the loss during the first half of 2016 was related to one issuer in the oil and gas sector which had unrealized losses totaling $43.8 million during the period due to a drop in commodity prices. This however was partially offset by unrealized gains totaling $12.9 million for the second half of 2016 related to one issuer in the specialty finance sector which restructured during the period.

Net realized and unrealized gains on our corporate loans decreased $8.1 million for the first half of 2016 as compared to the same prior year period. The realized and unrealized gains and losses recorded during the first half of 2016 were primarily related to the sale of approximately $343.7 million par amount of TXU, which resulted in realized losses of approximately $16.4 million, net of the reversal of previously recorded unrealized losses.

Total realized and unrealized gain (loss) on derivatives and foreign exchange unfavorably changed $19.3 million from total realized and unrealized gains of $6.1 million to total realized and unrealized losses of $13.3 million in the first half of 2015 and 2016, respectively. A majority of the change was related to realized and unrealized gain (loss) on interest rate swaps which unfavorably changed $26.8 million due to a decline in the 30-year swap rate. We use pay-fixed, receive variable interest rate swaps to hedge the interest rate risk associated with a portion of our borrowings which are indexed to the 30-year swap rate; as such, movements in the 30-year swap rate impact total realized and unrealized gain (loss) on derivatives and foreign exchange. The 30-year swap rate declined from 2.94% to 1.82% as of June 30, 2015 and 2016, respectively. The unfavorable change in realized and unrealized gain (loss) on interest rate swaps was partially offset by a favorable change in realized and unrealized gain (loss) on options of $4.3 million.

The unfavorable changes described above were partially offset by a net $21.8 million decrease in net realized and unrealized loss on debt and net realized and unrealized loss on debt to affiliates in the first half of 2016 compared to the first half of 2015. Net realized and unrealized loss on debt and unrealized loss on debt to affiliates represents the change in estimated fair value of our financial liabilities. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us. For the six months ended June 30, 2016, net realized and unrealized loss on debt totaled $64.0 million, which included significant realized gains generated on the sale of CLO 2007-1 assets. The proceeds from the sale of assets held within the CLO were used to repay $598.5 million of CLO 2007-1 senior notes during the first half of 2016.

Other Expenses

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Other expenses decreased $3.0 million in the second quarter of 2016 compared to the second quarter of 2015 predominately due to a $3.0 million decrease in related party management compensation, which includes base management fees and CLO management fees. CLO management fees declined $2.2 million in the second quarter of 2016 compared to the prior year period largely due to relatively higher CLO management fees from CLO 2007-1 and CLO 9 during the second quarter of 2015. CLO management fees for these two CLOs declined $1.9 million in the second quarter of 2016 compared to the second quarter of 2015 primarily due to: (i) a decline in assets in CLO 2007-1 from which the fee is calculated and (ii) the fact that CLO 9 commenced payment during the second quarter of 2015, representing all amounts due since the CLO closed in September 2014. Our CLOs pay on a quarterly basis except for their first payment, which is typically six months post-closing, in accordance with the respective indentures. Refer to “Consolidated Results-Other Expenses” above for further discussion around CLO management fees.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Other expenses increased $4.4 million in the first half of 2016 compared to the first half of 2015 primarily due to a $10.1 million increase in other general and administrative expenses during the first half of 2016 as a result of the write-off of costs associated with our CLOs, partially offset by a $5.7 million decrease in related party management compensation. Related party management compensation includes base management fees and CLO management fees. Base management fees declined $3.6 million in the first half of 2016 compared to the prior year period primarily due to a decrease in the gross base management fees as a result of lower overall retained earnings largely from net realized and unrealized losses on investments. Refer to “Consolidated Results-Other Expenses” above for further discussion around the base management fees and Fee Credits.

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Revenues
Oil and gas revenue:
Natural gas sales	$253	$522	$623	$852
Oil sales	2,761	5,343	5,058	7,184
Natural gas liquids sales	243	486	217	1,143
Total revenues	3,257	6,351	5,898	9,179
Investment costs and expenses
Oil and gas production costs:
Severance and ad valorem taxes	240	298	455	250
Total oil and gas production costs	240	298	455	250
Oil and gas depreciation, depletion and amortization	1,258	2,003	2,324	3,005
Interest expense:
Senior notes	254	254	462	497
Junior subordinated notes	142	151	267	294
Total interest expense	396	405	729	791
Total investment costs and expenses	1,894	2,706	3,508	4,046
Other income (loss)
Net realized and unrealized gain (loss) on investments	8,634	(6,348)	(18,608)	(14,101)
Total other income (loss)	8,634	(6,348)	(18,608)	(14,101)
Other expenses
Related party management compensation:
Base management fees	20	50	50	187
Total related party management compensation	20	50	50	187
Professional services	36	27	65	65
Other general and administrative	71	99	142	434
Total other expenses	127	176	257	686
Income (loss) before income taxes	9,870	(2,879)	(16,475)	(9,654)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$9,870	$(2,879)	$(16,475)	$(9,654)
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

Revenues

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues, which represented sales from oil and gas production on our overriding royalty interest properties, decreased $3.1 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to a decrease in revenues from oil sales. Furthermore, long-term oil, condensate, natural gas liquids and natural gas prices dropped period over period. For example, the price of WTI crude oil declined from approximately $64 per barrel to $54 per barrel as of June 30, 2015 and 2016, respectively, and the price of natural gas declined from $3.36 per mcf to $3.03 per mcf as of June 30, 2015 and 2016,

respectively. As of June 30, 2016 and 2015, our oil and natural gas properties had carrying amounts of $112.5 million and $117.3 million, respectively.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues, which represented sales from oil and gas production on our overriding royalty interest properties, decreased $3.3 million in the first half of 2016 compared to the first half of 2015 primarily, due to a decrease in revenue from oil sales. Furthermore, long-term oil, condensate, natural gas liquids and natural gas prices dropped period over period. For example, the price of WTI crude oil declined from approximately $64 per barrel to $54 per barrel as of June 30, 2015 and 2016, respectively, and the price of natural gas declined from $3.36 per mcf to $3.03 per mcf as of June 30, 2015 and 2016, respectively. As of June 30, 2016 and 2015, our oil and natural gas properties had carrying amounts of $112.5 million and $117.3 million, respectively.

Investment Costs and Expenses

Investment costs and expenses primarily consist of production costs, DD&A and allocated corporate expenses such as interest expense and related costs on borrowings. DD&A represents recurring charges related to the exhaustion of mineral reserves for our oil and natural gas properties.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Total investment costs and expenses decreased $0.8 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to a $0.7 million decrease in DD&A on our oil and natural gas properties.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Total investment costs and expenses decreased $0.5 million in the first half of 2016 compared to the first half of 2015. The decrease in total investment costs and expenses was primarily due to a $0.7 million decrease in DD&A on our oil and natural gas properties in the first half of 2016 compared to the same period in the prior year, slightly offset by a $0.2 million increase in oil and gas production costs, specifically in severance and ad valorem taxes.

Other Income (Loss)

Our oil and gas results and estimated fair values depend substantially on natural gas, oil and NGL prices and production levels, as well as drilling and operating costs.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Total other income (loss), comprised solely of net realized and unrealized gain (loss) on investments, favorably changed $15.0 million from other loss of $6.3 million in the second quarter of 2015 to other income of $8.6 million in the second quarter of 2016. Other income in the second quarter of 2016 was largely as a result of a period over period increase in commodity prices. For example, the price of WTI crude oil increased approximately $7 per barrel from $47 per barrel to $54 per barrel as of March 31, 2016 and June 30, 2016, respectively.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Total other loss, comprised solely of net realized and unrealized loss on investments, increased $4.5 million in the first half of 2016 compared to the first half of 2015. Net realized and unrealized losses totaled $18.6 million during the first half of 2016 compared to $14.1 million during the same period in the prior year. The period over period increase in unrealized losses was primarily attributable to a general downward trend in long-term oil, condensate, natural gas liquids and natural gas prices, which began during the fourth quarter of 2014 and continued through the first quarter of 2016. Starting in the second quarter of 2016, commodity prices began to recover, however, they remain low compared to recent historical levels. For example, the price of WTI crude oil declined from approximately $67 per barrel as of December 31, 2014 to approximately $54 per barrel as of June 30, 2016 and the price of natural gas declined from $3.77 per mcf as of December 31, 2014 to $3.03 per mcf as of June 30, 2016.

Other Expenses

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Total other expenses decreased less than $0.1 million for the second quarter of 2016 compared to the second quarter of 2015 at approximately $0.1 million and $0.2 million, respectively. Corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. In addition to the diminishing aggregate corporate costs period over period, the carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships, declined from $251.1 million, excluding noncontrolling interests, as of June 30, 2015, to $182.7 million, excluding noncontrolling interests, as of June 30, 2016, which resulted in a smaller allocation.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Total other expenses decreased $0.4 million in the first half of 2016 compared to the first half of 2015. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. In addition to the diminishing aggregate corporate costs period over period, the carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships, declined from $251.1 million, excluding noncontrolling interests, as of June 30, 2015, to $182.7 million, excluding noncontrolling interests, as of June 30, 2016, which resulted in a smaller allocation.

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Revenues
Dividend income	$—	$8,820	$9,269	$8,820
Total revenues	—	8,820	9,269	8,820
Investment costs and expenses
Interest expense:
Senior notes	318	255	566	471
Junior subordinated notes	176	151	325	278
Total interest expense	494	406	891	749
Other	—	7	3	10
Total investment costs and expenses	494	413	894	759
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	(835)	793	(138)	678
Total realized and unrealized gain (loss) on derivatives and foreign exchange	(835)	793	(138)	678
Net realized and unrealized gain (loss) on investments	(1,609)	14,432	(11,000)	19,128
Total other income (loss)	(2,444)	15,225	(11,138)	19,806
Other expenses
Related party management compensation:
Base management fees	25	51	60	172
Total related party management compensation	25	51	60	172
Professional services	44	28	79	62
Other general and administrative	10	—	10	—
Total other expenses	79	79	149	234
Income before income taxes	(3,017)	23,553	(2,912)	27,633
Income tax expense (benefit)	(160)	715	(123)	1,014
Net income (loss)	$(2,857)	$22,838	$(2,789)	$26,619

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Revenues

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues totaled zero for the second quarter of 2016 compared to $8.8 million for the second quarter of 2015. During the second quarter of 2015, we received dividend payments from certain of our commercial real estate assets acquired during 2012 and 2013. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount. As of June 30, 2016 and 2015, our commercial real estate assets had carrying values of $227.5 million and $251.6 million, respectively.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues increased $0.4 million in the first half of 2016 compared to the first half of 2015 and represented dividend income from our commercial real estate investments acquired during 2012 and 2013. As of June 30, 2016 and 2015, our commercial real estate assets had carrying values of $227.5 million and $251.6 million, respectively.

Investment Costs and Expenses

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Investment costs and expenses remained relatively flat for the second quarter of 2016 compared to the second quarter of 2015 at $0.5 million and $0.4 million, respectively. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of period-end. As of June 30, 2016 and 2015, our commercial real estate assets had carrying values of $227.5 million and $251.6 million, respectively.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Investment costs and expenses increased $0.1 million in the first half of 2016 compared to the first half of 2015 at $0.9 million and $0.8 million, respectively. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of period-end. As of June 30, 2016 and 2015, our commercial real estate assets had carrying values of $227.5 million and $251.6 million, respectively.

Other Income (Loss)

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Other income (loss) unfavorably changed $17.7 million from other income of $15.2 million in the second quarter of 2015 to other loss of $2.4 million in the second quarter of 2016. The unfavorable change was largely attributable to unrealized losses in two of our commercial real estate investments which were acquired during 2012 and had aggregate unrealized gains of $8.7 million during the second quarter of 2015 as compared to aggregate unrealized losses of $3.3 million during the second quarter of 2016. Factors that impact the carrying value of our commercial real estate assets may include overall market conditions, as well as the pace of development, vacancies and ability to rent, and amount of cash distributions made from the individual investments.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Other income (loss) unfavorably changed $30.9 million from other income of $19.8 million in the first half of 2015 to other loss of $11.1 million in the first half of 2016. A majority of the unfavorable change was attributable to three of our commercial real estate investments which were acquired during 2012 and 2013 and had aggregate unrealized gains of $13.0 million in the first half of 2015 compared to aggregate unrealized losses of $11.3 million during the same period in the prior year. Factors that impact the carrying value of our commercial real estate assets may include overall market conditions, as well as the pace of development, vacancies and ability to rent, and amount of cash distributions made from the individual investments.

Other Expenses

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Other expenses remained flat for the second quarter of 2016 compared to the second quarter of 2015. Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated based on the investment portfolio balance in each respective segment as of period-end. As of June 30, 2016 and 2015, our commercial real estate assets had carrying values of $227.5 million and $251.6 million, respectively.

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Other expenses decreased $0.1 million in the first half of 2016 compared to the first half of 2015. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. In addition to the decline in carrying value of our commercial real estate assets from $251.6 million as of June 30, 2015 to $227.5 million as of June 30, 2016, which resulted in a smaller allocation, there were diminishing aggregate corporate costs period over period, specifically our base management fees.

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
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three and six months ended June 30, 2016 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
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

For the three and six months ended June 30, 2016, we recorded total income tax benefit of $0.2 million and $0.1 million, respectively. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $4.1 billion as of June 30, 2016 and $5.7 billion as of December 31, 2015. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans. The following table summarizes our corporate loans portfolio stratified by type:
Corporate Loans
(Amounts in thousands)

	June 30, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$3,905,447	$3,886,471	$3,743,775	$5,513,949	$5,401,562	$4,997,394
Second lien	83,083	81,813	68,522	83,492	81,453	78,267
Subordinated	102,830	105,132	79,526	125,205	136,800	112,949
Total	$4,091,360	$4,073,416	$3,891,823	$5,722,646	$5,619,815	$5,188,610

As of June 30, 2016, $4.0 billion par amount, or 96.9%, of our corporate loan portfolio was floating rate and $125.9 million par amount, or 3.1%, was fixed rate. In addition, as of June 30, 2016, $141.6 million par amount, or 3.5%, of our corporate loan portfolio was denominated in foreign currencies, of which 68.7% was denominated in Euros. As of December 31, 2015, $5.6 billion par amount, or 97.5%, of our corporate loan portfolio was floating rate and $142.6 million par amount, or 2.5%, was fixed rate. In addition, as of December 31, 2015, $163.2 million par amount, or 2.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 70.6% was denominated in Euros.
As of June 30, 2016, our fixed rate corporate loans had a weighted average coupon of 15.2% and a weighted average years to maturity of 3.6 years, as compared to 15.7% and 4.2 years, respectively, as of December 31, 2015. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.8% as of June 30, 2016 and 4.5% as of December 31, 2015, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 3.8% as of June 30, 2016 and 3.7% as of December 31, 2015. The weighted average years to maturity of our floating rate corporate loans was 4.6 years as of June 30, 2016 and 4.1 years as of December 31, 2015.
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
As of June 30, 2016, we held a total par value and estimated fair value of non-accrual loans of $90.1 million and $37.4 million, respectively, and $435.2 million and $127.5 million, respectively, as of December 31, 2015. The decline in total non-accrual loans was primarily due to the sale of one asset from a single issuer, which previously comprised the majority of the balance as of December 31, 2015.

Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of June 30, 2016, we had one corporate loan that was in default with a total estimated fair value of $6.3 million from one issuer. As of December 31, 2015, we had one corporate loan that was in default with a total estimated fair value of $113.6 million from one issuer.
Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2016, approximately 21% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by Infor (US), Inc., iPayment Investors L.P. and Dell Inc., which combined represented $159.9 million, or approximately 4% of the aggregate estimated fair value of our corporate loans. As of December 31, 2015, approximately 31% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and PQ Corp., which combined represented $434.6 million, or approximately 8% of the aggregate estimated fair value of our corporate loans.
Corporate Debt Securities
Our corporate debt securities portfolio had an aggregate par value of $304.8 million and $447.8 million as of June 30, 2016 and December 31, 2015, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our consolidated balance sheets. The following table summarizes our corporate debt securities portfolio stratified by type:
Corporate Debt Securities
(Amounts in thousands)

	June 30, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$153,946	$132,724	$46,019	$178,396	$166,313	$110,406
Senior unsecured	25,280	28,917	30,350	137,634	137,949	142,990
Subordinated	125,617	109,284	100,870	131,720	122,997	114,502
Total	$304,843	$270,925	$177,239	$447,750	$427,259	$367,898

As of June 30, 2016, $155.3 million par amount, or 55.2%, of our corporate debt securities portfolio was fixed rate and $126.2 million par amount, or 44.8%, was floating rate. In addition, we had $23.3 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2015, $307.1 million par amount, or 72.3%, of our corporate debt securities portfolio was fixed rate and $117.9 million par amount, or 27.7%, was floating rate. In addition, we had $22.8 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in CLOs.
As of June 30, 2016, $26.3 million par amount, or 8.6%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 88.8% was denominated in Euros. As of December 31, 2015, $26.2 million par amount, or 5.8%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 87.3% was denominated in Euros.
As of June 30, 2016, our fixed rate corporate debt securities had a weighted average coupon of 10.0% and a weighted average years to maturity of 3.7 years, as compared to 8.4% and 2.8 years, respectively, as of December 31, 2015. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 14.7% as of both June 30, 2016 and December 31, 2015, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.0% as of both June 30, 2016 and December 31, 2015. The weighted average years to maturity of our floating rate corporate debt securities was 5.3 years and 5.9 years as of June 30, 2016 and December 31, 2015, respectively.
Defaulted Securities
As of both June 30, 2016 and December 31, 2015, no corporate debt securities in our portfolio were in default.

Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of June 30, 2016, approximately 97% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Mizuho Bank Ltd, and Avoca Capital CLO XII Limited which combined represented $121.5 million, or approximately 69% of the estimated fair value of our corporate debt securities. As of December 31, 2015, approximately 89% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and JC Penney Corp. Inc. which combined represented $192.5 million, or approximately 52% of the estimated fair value of our corporate debt securities.
Other Holdings
Our other holdings primarily consisted of royalty interests in oil and gas properties, equity investments, as well as interests in joint ventures and partnerships.
Natural Resources Holdings

Our natural resources holdings consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	As of June 30, 2016	As of December 31, 2015
Oil and gas properties, net	$112,545	$114,868
Interests in joint ventures and partnerships(1)	98,397	114,136
Total	$210,942	$229,004
_____________________

(1)
Includes $28.3 million and $32.6 million of noncontrolling interests as of June 30, 2016 and December 31, 2015, respectively. Refer to “Interests in Joint Ventures and Partnerships Holdings” below for further discussion around the aggregate balance of our interests in joint ventures and partnerships.

As of June 30, 2016 and December 31, 2015, our oil and gas properties, net totaled $112.5 million and $114.9 million, respectively, and consisted solely of overriding royalty interests in acreage located in Texas. The overriding royalty interests include producing oil and natural gas properties operated by unaffiliated third parties. We had approximately 980 and 902 gross productive wells as of June 30, 2016 and December 31, 2015, respectively, in which we own an overriding royalty interest, and the acreage is still under development.

Commodity prices, specifically natural gas and oil, have varied meaningfully over the course of the year. Following a meaningful fall in commodity prices that started in the second half of 2014, the long-term price of WTI crude and natural gas increased approximately 14% and 6%, respectively, during the quarter favorably impacting the value of our natural resources assets. The long-term price of WTI crude oil increased from approximately $47 per barrel to $54 per barrel and the long-term price of natural gas increased from $2.86 per mcf to $3.03 per mcf as of March 31, 2016 and June 30, 2016, respectively. As a result of these price improvements, unrealized gains on our natural resources assets totaled $8.6 million for the three months ended June 30, 2016. However, commodity prices remain low compared to recent historical levels, and if commodity prices remain depressed or decline or if a decline is not offset by other factors, we would expect the value of our natural resources assets to be adversely impacted.

Equity Holdings

As of June 30, 2016 and December 31, 2015, our equity investments carried at estimated fair value totaled $218.3 million and $262.9 million, respectively. The following table summarizes the changes in our equity investments, at estimated fair value (amounts in thousands):

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Beginning balance	$244,462	$201,593	$262,946	$181,378
Additions	4,160	61,723	10,039	108,075
Dispositions and paydowns	(29,670)	(1,221)	(38,727)	(3,175)
Unrealized gains (losses)	(457)	29,798	(16,449)	7,373
Other(1)	(189)	437	497	(1,321)
Ending balance	$218,306	$292,330	$218,306	$292,330
_____________________
(1) Includes foreign exchange translation.

Interests in Joint Ventures and Partnerships Holdings
As of June 30, 2016 and December 31, 2015, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate estimated fair value of $758.3 million, which included noncontrolling interests of $64.3 million and $888.4 million, which included noncontrolling interests of $82.9 million, respectively. We currently consolidate majority owned entities for which we are presumed to have control. Specifically, we consolidate three entities, all of which are classified as interests in joint ventures and partnerships. Noncontrolling interests represent the ownership interests that certain third parties hold in these entities that are consolidated in our financial results.

Equity
Our total equity at June 30, 2016 totaled $1.6 billion and included $64.3 million of noncontrolling interests, which represents the equity component held by third parties. Comparatively, our total equity at December 31, 2015 totaled $2.0 billion and included $82.9 million of noncontrolling interests.
Contributions and Distributions
We received contributions of certain assets, including cash, from our Parent and we made distributions of other assets, including cash, to our Parent in order to consolidate related assets among our Parent's subsidiaries, to achieve a desired allocation of assets among various strategies, and/or to facilitate the management and administration of such assets by us.
On May 25, 2016, our board of directors approved the distribution of certain of our loans, equity investments at estimated fair value and CLO subordinated notes owned by us to our Parent, as the holder of our common shares. The estimated fair value of these distributions totaled approximately $132.0 million and were completed during May 2016. Refer to "Sources of Funds - Cash Flow CLO Transactions" for further details.

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

Preferred Shareholders
The following table shows the distributions declared on our 14.95 million Series A LLC Preferred Shares outstanding:

Declaration Date	Record Date	Payment Date	Cash Distribution Declared per Preferred Share
Year ended December 31, 2016
March 24, 2016	April 8, 2016	April 15, 2016	$0.460938
June 23, 2016	July 8, 2016	July 15, 2016	$0.460938
Year ended December 31, 2015
March 26, 2015	April 8, 2015	April 15, 2015	$0.460938
June 25, 2015	July 8, 2015	July 15, 2015	$0.460938
September 24, 2015	October 8, 2015	October 15, 2015	$0.460938
December 23, 2015	January 8, 2016	January 15, 2016	$0.460938
Common Shareholders
Our Parent owns 100 common shares, constituting all of our outstanding common shares. The following table shows the distributions declared on our common shares:

	Record and Declaration Date	Payment Date	Cash Distribution Declared per Common Share
Year ended December 31, 2016
First Quarter ended March 31, 2016	May 9, 2016	May 10, 2016	$245,741
Second Quarter ended June 30, 2016	July 21, 2016	July 22, 2016	$179,230
Year ended December 31, 2015
First Quarter ended March 31, 2015	May 7, 2015	May 8, 2015	$342,908
Second Quarter ended June 30, 2015	August 6, 2015	August 7, 2015	$521,120
Third Quarter ended September 30, 2015	November 5, 2015	November 6, 2015	$375,155
Fourth Quarter ended December 31, 2015	February 25, 2016	February 26, 2016	$383,135
Distribution amounts and the decision whether or not to declare and pay a regular quarterly distribution to the holders of common shares and Series A LLC Preferred Shares are determined by the executive committee, which was established by the board of directors. Distributions are determined based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions, including those under the terms of our preferred shares which would have impacted our common shareholders, the amount of ordinary taxable income or loss earned by us, gains or losses recognized by us on the disposition of assets and our liquidity needs. For this purpose, we generally determined gains or losses based upon the price we paid for those assets.
Holders of Series A LLC Preferred Shares will not be allocated any gains or losses from any sale of our assets. Shareholders may have taxable income or tax liability attributable to our shares for a taxable year that is greater than our cash distributions for such taxable year. Refer to “Non‑Cash ‘Phantom’ Taxable Income” below for further discussion about taxable income allocable to holders of our shares. We may not declare or pay distributions on our common shares unless all accrued distributions have been declared and paid, or set aside for payment, on our Series A LLC Preferred Shares.
LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of June 30, 2016, we had unrestricted cash and cash equivalents totaling $322.0 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the secured and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’), as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the secured note holders of the Cash Flow CLOs. As described in further detail below, as of June 30, 2016, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to secured and/or subordinated note holders, including us.

CLO issuances typically increase when the spread between the assets and liabilities generates an attractive return to subordinated note holders. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increases, the return to subordinated note holders will be less attractive, and the issuance of CLOs is expected generally to decline. Since April 30, 2014, the date we became a subsidiary of KKR & Co., to June 30, 2016, we have called five CLOs, and as a result, the amount of invested capital in our CLOs has decreased.

Our legacy CLOs were larger in total transaction size relative to those that were issued subsequently. As a result, our interests in the subordinated notes of legacy CLOs were significantly greater compared to our interests in the subordinated notes of those CLOs issued since 2012. Therefore, as our legacy CLOs are called and the assets held within the CLOs are sold to repay the CLO note holders, including us as a subordinated note holder, our capital invested in our CLO portfolio will decline. As of June 30, 2016, all but one of our legacy CLOs were called with all outstanding notes repaid. Unless we change our existing practice, we expect the size of our CLO portfolio to continue to decrease as well as associated interest income and interest expense, as a result of the foregoing, if not offset by new issuances or other opportunities of comparable size and/or amount. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs and credit.

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

During May 2016, we distributed an aggregate $96.5 million par amount of CLO 9, CLO 10, CLO 11 and CLO 13 subordinated notes to our Parent. These notes were previously owned by us and eliminated in consolidation. Following the distribution, the subordinated notes were held by an affiliate of KKR and reflected as collateralized loan obligation junior secured notes to affiliates, at estimated fair value, on our condensed consolidated balance sheets.

During April 2016, the remaining $15.1 million of CLO 2007-A subordinated notes owned by third parties were deemed repaid in full, whereby we distributed cash and assets held as collateral in CLO 2007-A to the subordinated noteholers.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of June 30, 2016, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. As of June 30, 2016, CLO 2007-1 was no longer in its reinvestment period and as a result, principal proceeds from the assets held in this transaction are generally used to amortize the outstanding balance of the senior notes outstanding. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 11 and CLO 13 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018, April 2019 and January 2020, respectively.

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

During the three and six months ended June 30, 2016, $486.3 million and $598.5 million, respectively, of original CLO 2007-1 senior notes were repaid. During the three and six months ended June 30, 2015, $375.6 million and $545.4 million, respectively, of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 senior notes were repaid. CLO 2011-1 does not have a reinvestment period and all principal proceeds from holdings in CLO 2011-1 are used to amortize the transaction. During March 2016, we called CLO 2011-1 and repaid all senior notes totaling $249.3 million par amount. During the three and six months ended June 30, 2015, $29.3 million and $30.8 million, respectively, of original CLO 2011-1 senior notes were repaid.

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

Off-Balance Sheet Arrangements

We participate in certain contingent financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of June 30, 2016 and December 31, 2015, we had unfunded financing commitments for corporate loans totaling $2.8 million and $8.6 million, respectively.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. As of June 30, 2016, we estimated these future contributions to total approximately $85.0 million, whereby approximately 67% was related to our credit segment and 33% was related to our other segment. As of December 31, 2015, we estimated these future contributions to total approximately $163.0 million, whereby approximately 44% was related to our credit segment, 34% was related to our natural resources segment and 22% was related to our other segment.

We had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.6 billion as of both June 30, 2016 and December 31, 2015. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the second quarter of 2016. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of June 30, 2016, $136.6 million estimated fair value, or 3.4%, of our corporate debt portfolio was denominated in foreign currencies, of which approximately 76.8% was denominated in Euros. In addition, as of June 30, 2016, $159.7 million estimated fair value, or 17.5%, of our interests in joint ventures and partnerships and equity investments had foreign exposure, including those denominated in foreign currencies, of which approximately 28.5% was denominated in Euros and 25.7% was denominated in the British pound sterling.
Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of June 30, 2016, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $319.8 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of June 30, 2016, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$(1,607)
Increase of 2.0%	$8,701
Increase of 3.0%	$19,008
Increase of 4.0%	$29,315
Increase of 5.0%	$39,623

As of June 30, 2016, approximately 90.4% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 0.98%. Given these LIBOR floors, increases in short-term interest rates above a certain point beginning between 1% and 2% will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheets would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of June 30, 2016, we had interest rate swaps with a contractual notional amount of $267.3 million, of which $142.3 million was related to a pay‑fixed, receive‑variable interest rate swap, used to hedge a portion of the interest rate risk associated with one of our CLOs. The remaining $125.0 million of interest rate swaps were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. The estimated fair value of the interest rate swaps is based on the 30-year swap rate and all changes in value are reflected as net unrealized gains and losses on the condensed consolidated statements of operations. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of June 30, 2016
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$267,333	$(59,063)
Foreign exchange forward contracts and options	(319,771)	24,125
Common stock warrants	—	2,120
Options	—	2,112
Total		$(30,706)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of June 30, 2016 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$(1,457)	$—	$(10,513)	$(47,093)	$(59,063)
Foreign exchange forward contracts and options	3,688	14,727	5,710	—	24,125
Total	$2,231	$14,727	$(4,803)	$(47,093)	$(34,938)

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2016 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Contingencies” appearing in Note 9 “Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 29, 2016. The information presented below updates "Risk Factors -- Risks Related to Our Operations, Business Strategy and Investments -- Our business and the businesses in which we invest are materially affected by conditions in the global financial markets and economic conditions generally" in our Annual Report, and should be read in conjunction with this and other risk factors and information disclosed in our Annual Report, which is accessible on the SEC’s website at www.sec.gov.

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit”. The referendum has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the depreciation of foreign currencies against the U.S. dollar. As a result of the referendum, it is expected that the British government will begin negotiating the terms of the United Kingdom's withdrawal from the European Union and other countries may also decide to withdraw from the European Union, which would greatly amplify the adverse events described in this paragraph. As of June 30, 2016, the fair value of our portfolio holdings denominated in British pounds was approximately $40 million converted to U.S. dollars and we have substantially hedged the depreciation of the British pound on the fair value of these holdings; however, there is no assurance that our hedging strategies will continue to be effective or that we will continue such hedging strategies. In addition, the effect of Brexit on global economic and market conditions is unclear and its impact on our portfolio and on other aspects of our business is uncertain.

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

Date: August 10, 2016