Form 10-Q
period 2016-09-30
KKR Financial Holdings LLC
filed 2016-11-09
CIK 1386926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

The number of shares of the registrant’s common shares outstanding as of November 2, 2016 was 100.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(Amounts in thousands, except share information)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$677,184	$320,122
Restricted cash and cash equivalents	384,559	487,374
Securities, at estimated fair value	213,191	417,519
Loans, at estimated fair value	3,755,783	5,188,610
Equity investments, at estimated fair value	213,068	262,946
Oil and gas properties, net	111,631	114,868
Interests in joint ventures and partnerships, at estimated fair value	779,027	888,408
Derivative assets	32,899	40,852
Interest and principal receivable	16,672	22,196
Receivable for investments sold	135,346	19,930
Other assets	11,231	25,570
Total assets	$6,330,591	$7,788,395
Liabilities
Collateralized loan obligation secured notes, at estimated fair value	$3,456,988	$4,843,746
Collateralized loan obligation junior secured notes to affiliates, at estimated fair value	60,919	—
Senior notes	411,836	413,006
Junior subordinated notes	249,730	248,498
Payable for investments purchased	361,523	220,085
Accounts payable, accrued expenses and other liabilities	33,625	43,667
Accrued interest payable	18,715	20,619
Related party payable	3,528	3,892
Derivative liabilities	52,324	43,892
Total liabilities	4,649,188	5,837,405
Equity
Preferred shares, no par value, 50,000,000 shares authorized and 14,950,000 issued and outstanding as of both September 30, 2016 and December 31, 2015	—	—
Common shares, no par value, 500,000,000 shares authorized and 100 shares issued and outstanding as of both September 30, 2016 and December 31, 2015	—	—
Paid-in-capital	2,764,061	2,764,061
Accumulated deficit	(1,148,413)	(895,950)
Total KKR Financial Holdings LLC and Subsidiaries shareholders’ equity	1,615,648	1,868,111
Noncontrolling interests	65,755	82,879
Total equity	1,681,403	1,950,990
Total liabilities and equity	$6,330,591	$7,788,395

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(Amounts in thousands)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Revenues
Loan interest income	$51,000	$62,743	$175,434	$210,203
Securities interest income	3,795	15,297	15,751	47,146
Oil and gas revenue	2,387	3,876	8,285	13,055
Other	13,835	7,193	30,014	22,182
Total revenues	71,017	89,109	229,484	292,586
Investment costs and expenses
Interest expense	119,039	47,422	224,346	161,589
Interest expense to affiliates	5,437	—	6,446	—
Oil and gas production costs	247	248	702	498
Oil and gas depreciation, depletion and amortization	914	1,404	3,238	4,409
Other	4,956	1,278	6,912	3,959
Total investment costs and expenses	130,593	50,352	241,644	170,455
Other income (loss)
Net realized and unrealized gain (loss) on investments	74,436	(232,549)	(33,085)	(219,058)
Net realized and unrealized gain (loss) on derivatives and foreign exchange	(168)	(10,304)	(13,564)	(3,545)
Net realized and unrealized gain (loss) on debt	131,712	54,860	67,737	(33,933)
Net realized and unrealized gain (loss) on debt to affiliates	2,706	—	(278)	—
Other income (loss)	4,680	2,544	7,620	9,958
Total other income (loss)	213,366	(185,449)	28,430	(246,578)
Other expenses
Related party management compensation	8,100	9,449	22,143	29,486
General, administrative and directors' expenses	8,047	1,779	25,238	9,265
Professional services	994	319	3,016	2,233
Total other expenses	17,141	11,547	50,397	40,984
Income (loss) before income taxes	136,649	(158,239)	(34,127)	(165,431)
Income tax expense (benefit)	340	94	213	1,170
Net income (loss)	$136,309	$(158,333)	$(34,340)	$(166,601)
Net income (loss) attributable to noncontrolling interests	1,492	(6,676)	(15,324)	(15,452)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	134,817	(151,657)	(19,016)	(151,149)
Preferred share distributions	6,891	6,891	20,673	20,673
Net income (loss) available to common shares	$127,926	$(158,548)	$(39,689)	$(171,822)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Amounts in thousands)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Net income (loss)	$136,309	$(158,333)	$(34,340)	$(166,601)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale	—	—	—	—
Unrealized gains (losses) on cash flow hedges	—	—	—	—
Total other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	$136,309	$(158,333)	$(34,340)	$(166,601)
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$136,309	$(158,333)	$(34,340)	$(166,601)

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
(Amounts in thousands, except share information)

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2015	14,950,000	$378,983	100	$2,385,078	$(376,182)	$100,169	$2,488,048
Cumulative effect adjustment from adoption of accounting guidance	—	—	—	—	(1,877)	—	(1,877)
Capital contributions	—	—	—	—	—	1,236	1,236
Net income (loss)	—	—	—	—	(151,149)	(15,452)	(166,601)
Distributions declared on preferred shares	—	—	—	—	(20,673)	—	(20,673)
Distributions to Parent	—	—	—	—	(141,566)	—	(141,566)
Balance at September 30, 2015	14,950,000	$378,983	100	$2,385,078	$(691,447)	$85,953	$2,158,567

	KKR Financial Holdings LLC and Subsidiaries
	Preferred Shares		Common Shares		Accumulated Deficit	Noncontrolling interests	Total Equity
	Shares	Paid-In Capital	Shares	Paid-In Capital
Balance at January 1, 2016	14,950,000	$378,983	100	$2,385,078	$(895,950)	$82,879	$1,950,990
Capital contributions	—	—	—	—	—	5,049	5,049
Capital distributions	—	—	—	—	—	(6,849)	(6,849)
Net income (loss)	—	—	—	—	(19,016)	(15,324)	(34,340)
Distributions declared on preferred shares	—	—	—	—	(20,673)	—	(20,673)
Distributions to Parent	—	—	—	—	(212,774)	—	(212,774)
As of September 30, 2016	14,950,000	$378,983	100	$2,385,078	$(1,148,413)	$65,755	$1,681,403

See notes to condensed consolidated financial statements.

KKR Financial Holdings LLC and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Amounts in thousands)

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Cash flows from operating activities
Net income (loss)	$(34,340)	$(166,601)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net realized and unrealized (gain) loss on derivatives and foreign exchange	13,564	3,545
Unrealized (depreciation) appreciation on investments allocable to noncontrolling interests	(15,324)	(15,452)
Net realized and unrealized (gain) loss on investments	48,409	234,510
Depreciation and net amortization	40,799	22,915
Net realized and unrealized (gain) loss on debt	(67,737)	33,933
Net realized and unrealized (gain) loss on debt to affiliates	278	—
Changes in assets and liabilities:
Interest receivable	5,554	24,170
Other assets	(11,481)	(32,759)
Related party payable	(364)	(612)
Accounts payable, accrued expenses and other liabilities	(10,048)	28,235
Accrued interest payable	(1,904)	3,034
Net cash provided by (used in) operating activities	(32,594)	134,918
Cash flows from investing activities
Principal payments from corporate loans	1,068,822	1,160,687
Principal payments from securities	31,118	11,841
Proceeds from sales of corporate loans	1,860,854	1,142,796
Proceeds from sales of securities	116,259	152,707
Proceeds from equity and other investments	122,800	48,915
Purchases of corporate loans	(1,418,194)	(1,391,722)
Purchases of securities	(5,068)	(9,387)
Purchases of equity and other investments	(61,852)	(56,171)
Net change in proceeds, purchases and settlements of derivatives	5,562	21,643
Net change in restricted cash and cash equivalents	102,815	99,124
Net cash provided by (used in) investing activities	1,823,116	1,180,433
Cash flows from financing activities
Issuance of collateralized loan obligation secured notes	745,156	595,056
Retirement of collateralized loan obligation secured notes	(2,075,332)	(1,445,941)
Proceeds from collateralized loan obligation warehouse facility	62,479	216,063
Repayment of collateralized loan obligation warehouse facility	(62,479)	(190,000)
Distributions on common shares	(80,811)	(141,566)
Distributions on preferred shares	(20,673)	(20,673)
Capital distributions to noncontrolling interests	(6,849)	(2,728)
Capital contributions from noncontrolling interests	5,049	3,964
Other capitalized costs	—	(3,652)
Net cash provided by (used in) financing activities	(1,433,460)	(989,477)
Net increase (decrease) in cash and cash equivalents	357,062	325,874
Cash and cash equivalents at beginning of period	320,122	163,405
Cash and cash equivalents at end of period	$677,184	$489,279
Supplemental cash flow information
Cash paid for interest	$195,441	$123,224
Net cash paid (refunded) for income taxes	$56	$(1,988)
Non-cash investing and financing activities
Assets distributed to Parent	$(131,963)	$—
Redemption of CLO 2007-A subordinated notes	$(15,587)	$—
Preferred share distributions declared, not yet paid	$6,891	$6,891
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The majority of the Company's significant accounting policies have remained unchanged from the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2016 ("2015 Annual Report"). As such, in addition to the below, refer to the Company's 2015 Annual Report for further discussion.

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

Consolidation

KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”), KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 11, Ltd ("CLO 11"), KKR CLO 13, Ltd ("CLO 13"), KKR CLO 15, Ltd. ("CLO 15") and KKR 2016-1, Ltd. ("CLO 2016-1") (collectively the “Cash Flow CLOs”) are entities established to complete secured financing transactions. During 2016, the Company called KKR Financial CLO 2007‑1, Ltd. (“CLO 2007‑1”) and KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”) and during 2015, the Company called KKR Financial CLO 2005‑2, Ltd. (“CLO 2005‑2”), KKR Financial CLO 2005‑1, Ltd. (“CLO 2005‑1”) and KKR Financial CLO 2006-1, Ltd ("CLO 2006-1"), whereby the Company repaid all senior and mezzanine notes outstanding. These entities are VIEs which the Company consolidates as the Company has determined it has the power to direct the activities that most significantly impact these entities’ economic performance and the Company has both the obligation to absorb losses of these entities and the right to receive benefits from these entities that could potentially be significant to these entities. In CLO transactions, subordinated notes have the first risk of loss and conversely, the residual value upside of the transactions.
The Company finances the majority of its corporate debt investments through its CLOs. As of September 30, 2016, the Company’s CLOs held $3.7 billion par amount, or $3.6 billion estimated fair value, of corporate debt investments. As of December 31, 2015, the Company's CLOs held $5.5 billion par amount, or $5.1 billion estimated fair value, of corporate debt investments. The assets in each CLO can be used only to settle the debt of the related CLO. As of September 30, 2016 and December 31, 2015, the aggregate par amount of CLO debt to unaffiliated and affiliated parties totaled $3.6 billion and $4.9 billion, respectively.

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

In October 2016, the FASB issued guidance that states that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Decision makers would include those indirect interests on a proportionate basis. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact on its financial statements.

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

Cash Flow Classification

In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the impact on its financial statements.

NOTE 3. SECURITIES

The Company accounts for all of its securities, including RMBS, at estimated fair value. The following table summarizes the Company’s securities as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Securities, at estimated fair value	$370,923	$307,887	$213,191	$520,135	$474,201	$417,519
Total	$370,923	$307,887	$213,191	$520,135	$474,201	$417,519

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

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net realized gains (losses)	$724	$(3,227)	$4,910	$(9,127)
Net (increase) decrease in unrealized losses	(4,176)	(15,523)	(39,272)	(20,598)
Net realized and unrealized gains (losses)	$(3,452)	$(18,750)	$(34,362)	$(29,725)

Defaulted Securities

As of both September 30, 2016 and December 31, 2015, no corporate debt securities in the Company's portfolio was in default.

Concentration Risk

The Company’s corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2016, approximately 98% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Mizuho Bank, Ltd. and Preferred Proppants LLC which combined represented $114.4 million, or approximately 67% of the estimated fair value of the Company’s corporate debt securities. As of December 31, 2015, approximately 89% of the estimated fair value of the Company’s corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and JC Penney Corp. Inc, which combined represented $192.5 million, or approximately 52% of the estimated fair value of the Company’s corporate debt securities.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the estimated fair value of securities pledged as collateral as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Pledged as collateral for collateralized loan obligation secured debt	$25,040	$170,365
Total	$25,040	$170,365

NOTE 4. LOANS

The Company accounts for all of its loans at estimated fair value. The following table summarizes the Company’s loans as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Corporate loans, at estimated fair value	$3,890,239	$3,872,205	$3,755,783	$5,722,646	$5,619,815	$5,188,610
Total	$3,890,239	$3,872,205	$3,755,783	$5,722,646	$5,619,815	$5,188,610

Net Realized and Unrealized Gains (Losses)

Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the asset without regard to unrealized gains or losses previously recognized. Unrealized gains or losses are computed as the difference between the estimated fair value of the asset and the amortized cost basis of such asset. Unrealized gains or losses primarily reflect the change in asset values, including the reversal of previously recorded unrealized gains or losses when gains or losses are realized. The following tables present the Company’s realized and unrealized gains (losses) from loans (amounts in thousands):

	Three Months Ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net realized gains (losses)	$(18,720)	$(546)	$(229,672)	$(22,807)
Net (increase) decrease in unrealized losses	64,646	(147,107)	300,072	(92,283)
Net realized and unrealized gains (losses)	$45,926	$(147,653)	$70,400	$(115,090)

For the corporate loans measured at estimated fair value under the fair value option of accounting, $3.4 million and $122.4 million of net losses were attributable to changes in instrument specific credit risk for the three months ended September 30, 2016 and September 30, 2015, respectively. For the nine months ended September 30, 2016 and September 30, 2015, $54.9 million and $136.7 million of net losses were attributable to changes in instrument specific credit risk, respectively. Gains and losses attributable to changes in instrument specific credit risk were determined by excluding the non-credit components of gains and losses, such as those due to changes in interest rates and general market conditions. In addition, gains and losses attributable to those loans on non-accrual status or specifically identified as more volatile based on financial or operating performance, restructuring or other factors, were considered instrument specific.

Non-Accrual Loans

A loan is considered past due if any required principal and interest payments have not been received as of the date such payments were required to be made under the terms of the loan agreement. A loan may be placed on non-accrual status regardless of whether or not such loan is considered past due. As of September 30, 2016, the Company held a total par value and estimated fair value of $104.2 million and $35.5 million, respectively, of non-accrual loans carried at estimated fair value. As of December 31, 2015, the Company held a total par value and estimated fair value of $435.2 million and $127.5 million, respectively, of non-accrual loans. As of both September 30, 2016 and December 31, 2015, there were no corporate loans past due 90 or more days and still accruing.

Defaulted Loans

As of September 30, 2016, the Company held no corporate loans that were in default. As of December 31, 2015, the Company held one corporate loan that was in default with a total estimated fair value of $113.6 million from one issuer.

Concentration Risk

The Company’s corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2016, approximately 21% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by RedPrairie Corp, iPayment Investors L.P. and SRS Distribution Inc., which combined represented $152.2 million, or approximately 4% of the aggregate estimated fair value of the Company’s corporate loans. As of December 31, 2015, approximately 31% of the total estimated fair value of the Company’s corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., Texas Competitive Electric Holdings Company LLC and PQ Corp, which combined represented $434.6 million, or approximately 8% of the aggregate estimated fair value of the Company’s corporate loans.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the corporate loans, at estimated fair value, pledged as collateral as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Pledged as collateral for collateralized loan obligation secured debt	$3,573,587	$4,917,123
Total	$3,573,587	$4,917,123

NOTE 5. EQUITY INVESTMENTS AND INTERESTS IN JOINT VENTURES AND PARTNERSHIPS

The Company holds interests in joint ventures and partnerships, certain of which (i) the Company participates alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to commercial real estate and specialty lending focused businesses or (ii) are held as interests in private or public funds managed by KKR and its affiliates. Refer to Note 10 to these condensed consolidated financial statements for further discussion. As of September 30, 2016 and December 31, 2015, the Company held $779.0 million and $888.4 million, respectively, of interests in joint ventures and partnerships carried at estimated fair value.

In addition, as of September 30, 2016 and December 31, 2015, the Company held $213.1 million and $262.9 million, respectively, of equity investments, which were carried at estimated fair value and comprised primarily of common and preferred stock.

Net Realized and Unrealized Gains (Losses)

The following tables present the Company’s realized and unrealized gains (losses), which are accounted for similarly to securities and loans, from equity investments and interests in joint ventures and partnerships (amounts in thousands):

	Three months ended September 30, 2016		Three months ended September 30, 2015		Nine months ended September 30, 2016		Nine months ended September 30, 2015
	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships(1)	Equity Investments	Interests in Joint Ventures and Partnerships (1)	Equity Investments	Interests in Joint Ventures and Partnerships (1)
Net realized gains (losses)	$—	$(4,566)	$1,549	$9,176	$(3,771)	$3,008	$2,915	$9,176
Net (increase) decrease in unrealized losses	(5,402)	41,930	(14,245)	(62,630)	(21,851)	(46,509)	(6,872)	(80,103)
Net realized and unrealized gains (losses)	$(5,402)	$37,364	$(12,696)	$(53,454)	$(25,622)	$(43,501)	$(3,957)	$(70,927)

(1) Includes net gain attributable to noncontrolling interests of $1.5 million and net loss attributable to noncontrolling interests of $15.3 million for the three and nine months ended September 30, 2016, respectively. Includes net loss attributable to noncontrolling interests of $6.7 million and $15.5 million for the three and nine months ended September 30, 2015, respectively.

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

As of September 30, 2016 and December 31, 2015, the Company had equity method investments, at estimated fair value, totaling $423.3 million and $506.5 million, respectively. The Company's equity method investments are comprised primarily of the following issuers with the respective ownership percentages: (i) Maritime Credit Corporation Ltd., which the Company holds approximately 31% through its ownership of KKR Nautilus Aggregator Limited, (ii) LCI Helicopters Limited, which the Company holds approximately 33% common equity interest in and (iii) Mineral Acquisition Company, which the Company holds approximately 70% through its ownership of KKR Royalty Aggregator LLC. KKR Royalty Aggregator LLC is an investment company for accounting purposes and accordingly, does not consolidate Mineral Acquisition Company, which it wholly-owns. The Company consolidates both KKR Nautilus Aggregator Limited and KKR Royalty Aggregator LLC and reflects all ownership interests held by third parties as noncontrolling interests in its financial statements.

Summarized Financial Information

The following table shows summarized financial information for the Company’s equity method investment(s), which were reported under the fair value option of accounting and were determined to be significant as defined by accounting guidance, assuming 100% ownership (amounts in thousands):

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Credit	Natural Resources	Other	Credit	Natural Resources	Other
Revenues(1)	$71,714	$86,942	$71,808	$65,250	$231,248	$36,099
Expenses(1)	$46,060	$126,414	$23,725	$40,424	$237,275	$39,019
Net income (loss)	$(6,644)	$(52,786)	$48,084	$(25,056)	$32,892	$(2,921)

(1) Revenues and expenses exclude realized and unrealized gains and losses.

Pledged Assets

Note 6 to these condensed consolidated financial statements describes the Company’s borrowings under which the Company has pledged assets for borrowings. The following table summarizes the equity investments, at estimated fair value, pledged as collateral as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Pledged as collateral for collateralized loan obligation secured debt	$42,210	$82,430
Total	$42,210	$82,430

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

Certain information with respect to the Company’s borrowings as of September 30, 2016 is summarized in the following table (dollar amounts in thousands):

	Par	Carrying Value(1)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity (in days)	Collateral(2)
CLO 2007-1 subordinated notes(3)(4)	$134,468	$21,155	62.74%	1688	$75,945
CLO 2012-1 secured notes	367,500	376,667	2.90	2998	380,108
CLO 2012-1 subordinated notes(3)	18,000	10,226	14.71	2998	18,618
CLO 2013-1 secured notes	458,500	470,021	2.40	3210	488,310
CLO 2013-2 secured notes	339,250	343,686	2.72	3402	367,020
CLO 9 secured notes	463,749	470,905	2.69	3667	460,882
CLO 9 subordinated notes(3)	15,000	9,512	15.52	3667	14,907
CLO 9 subordinated notes to affiliates(3)	25,572	16,217	8.09	3667	25,414
CLO 10 secured notes	368,000	378,010	3.07	3363	362,465
CLO 10 subordinated notes to affiliates(3)	29,948	15,472	9.51	3363	29,498
CLO 11 secured notes	507,750	510,576	2.74	3849	504,497
CLO 11 subordinated notes(3)	28,250	21,709	17.74	3849	28,069
CLO 11 subordinated notes to affiliates(3)	19,362	14,879	9.45	3849	19,238
CLO 13 secured notes	375,000	385,329	3.03	4125	375,414
CLO 13 subordinated notes(3)	4,000	2,653	24.01	4125	4,004
CLO 13 subordinated notes to affiliates(3)	21,636	14,351	18.01	4125	21,660
CLO 2016-1 secured notes	66,665	64,808	2.29	615	69,304
CLO 2016-1 subordinated notes(3)	9,971	10,097	—	615	10,366
CLO 15 secured notes	370,500	370,803	3.06	4401	372,942
CLO 15 subordinated notes(3)	12,100	10,831	—	4401	12,180
Total collateralized loan obligation secured debt	3,635,221	3,517,907			3,640,841
8.375% Senior notes(5)	258,750	288,728	8.38	9177	—
7.500% Senior notes	115,043	123,108	7.50	9302	—
Junior subordinated notes	283,517	249,730	4.01	7310	—
Total borrowings	$4,292,531	$4,179,473			$3,640,841

(1)	Carrying value represents estimated fair value for the collateralized loan obligation secured debt and amortized cost for all other borrowings.

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

(4)	As of the date of this filing, the CLO 2007-1 subordinated notes were repaid in full.

(5)
On October 25, 2016, the Company announced its intention to redeem all of its outstanding 8.375% Senior Notes due 2041 (the "Notes due 2041") on November 15, 2016. Refer to Note 12 to these condensed consolidated financial statements for further discussion.

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

CLO Debt

For the CLO secured notes, which the Company measured based on the estimated fair value of the financial assets of its CLOs as of January 1, 2015, there were no gains (losses) attributable to changes in instrument specific credit risk for the three and nine months ended September 30, 2016 and 2015.

The indentures governing the Company’s CLO transactions stipulate the reinvestment period during which the collateral manager, which is an affiliate of the Company’s Manager, can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 11, CLO 13 and CLO 15 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018, April 2019, January 2020 and October 2020, respectively.
Pursuant to the terms of the indentures governing our CLO transactions, the Company has the ability to call its CLO transactions after the end of the respective non-call periods. During August 2016, the Company called CLO 2007-1 and repaid all senior and mezzanine notes totaling $945.6 million par amount. During November 2015, the Company called CLO 2005-2 and repaid all senior and mezzanine notes totaling $140.2 million par amount. In addition, during July 2015, the Company called CLO 2005-1 and repaid all senior and mezzanine notes totaling $142.4 million par amount. Furthermore, during February 2015, the Company called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. As described below in Note 7 to these condensed consolidated financial statements, the Company used pay-fixed, receive-variable interest rate swaps to hedge interest rate risk associated with its CLOs. In connection with the repayment of CLO 2007-1 notes and CLO 2006-1 notes, the related interest rate swaps, with contractual notional amounts of $142.3 million and $84.0 million, respectively, were terminated.
During the three and nine months ended September 30, 2016, $947.6 million and $1.5 billion par amount, respectively, of original CLO 2007-1 and CLO 13 secured notes were repaid, which included the repayment in full related to the calling of CLO 2007-1. Comparatively, during the three and nine months ended September 30, 2015, $583.6 million and $1.1 billion par amount, respectively, of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 secured notes were repaid, which included the repayment in full related to the calling of CLO 2005-1. CLO 2011-1 and CLO 2016-1 do not have reinvestment periods and all principal proceeds from holdings in the respective CLOs are used to amortize the transaction. During both the three and nine months ended September 30, 2016, $280.0 million par amount of original CLO 2016-1 secured and subordinated notes were repaid. During March 2016, the Company called CLO 2011-1 and repaid all senior debt totaling $249.3 million par amount. During the three and nine months ended September 30, 2015, $119.3 million and $150.1 million par amount, respectively, of original CLO 2011-1 senior debt was repaid.

During the three and nine months ended September 30, 2016, the Company issued $7.0 million par amount of CLO 13 class F notes for proceeds of $5.9 million.

On September 14, 2016, the Company closed CLO 15, a $410.8 million secured financing transaction maturing on October 18, 2028. The Company issued $370.5 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.05%. The Company also issued $12.1 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 15 collateralize the CLO 15 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

On June 7, 2016, the Company closed CLO 2016-1, a $426.4 million secured financing transaction maturing on June 7, 2018, which was funded during the third quarter of 2016. The Company issued $330.9 million par amount of senior secured notes to unaffiliated investors at a rate of three-month LIBOR plus 1.70% and $25.7 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 2016-1 collateralize the CLO 2016-1 debt, and as a result, those investments are not available to the Company, its creditors or shareholders.

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

During April 2016, the remaining $15.1 million par amount of CLO 2007-A subordinated notes owned by third parties were deemed repaid in full, whereby the Company distributed assets held as collateral in CLO 2007-A to the subordinated note holders.

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

The table below summarizes the aggregate notional amount and estimated net fair value of the derivative instruments as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	As of September 30, 2016		As of December 31, 2015
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$125,000	$(47,907)	$297,667	$(41,743)
Foreign exchange forward contracts and options	(297,947)	24,642	(375,524)	38,608
Common stock warrants	—	1,613	—	—
Options	—	2,227	—	95
Total		$(19,425)		$(3,040)

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

Interest Rate Swaps

The Company uses interest rate swaps to hedge a portion of the interest rate risk associated with certain of its floating rate junior subordinated notes. The Company had also previously used interest rate swaps to hedge a portion of the interest rate risk associated with its CLOs. In conjunction with the calling of CLO 2007-1 in August 2016, the Company terminated the related interest rate swap. As of September 30, 2016 and December 31, 2015, the Company had interest rate swaps with a notional amount of $125.0 million and $297.7 million, respectively.
Foreign Exchange Derivatives

The Company holds certain positions that are denominated in a foreign currency, whereby movements in foreign currency exchange rates may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. In an effort to minimize the effects of these fluctuations on earnings, the Company will from time to time enter into foreign exchange options or foreign exchange forward contracts related to the assets denominated in a foreign currency. As of September 30, 2016 and December 31, 2015, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $297.9 million and $375.5 million, respectively, the majority of which related to certain of our foreign currency denominated assets.

Free-Standing Derivatives Gain (Loss)

The following table presents the amounts recorded in net realized and unrealized gain (loss) on derivatives and foreign exchange on the condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$(9,316)	$10,340	$1,024	$—	$(8,489)	$(8,489)
Foreign exchange forward contracts and options(1)	(1,523)	723	(800)	12,872	(11,848)	1,024
Common stock warrants	—	(507)	(507)	—	(411)	(411)
Options	—	115	115	—	(2,428)	(2,428)
Net realized and unrealized gains (losses)	$(10,839)	$10,671	$(168)	$12,872	$(23,176)	$(10,304)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Realized gains (losses)	Unrealized gains (losses)	Total	Realized gains (losses)	Unrealized gains (losses)	Total
Interest rate swaps	$(9,316)	$(7,325)	$(16,641)	$(5,297)	$5,924	$627
Foreign exchange forward contracts and options(1)	16,089	(14,614)	1,475	27,107	(24,571)	2,536
Common stock warrants	142	(672)	(530)	—	(2,412)	(2,412)
Total rate of return swaps	—	—	—	304	130	434
Options	—	2,132	2,132	—	(4,730)	(4,730)
Net realized and unrealized gains (losses)	$6,915	$(20,479)	$(13,564)	$22,114	$(25,659)	$(3,545)

(1)	Net of foreign exchange remeasurement gain or loss on foreign denominated assets.

A master netting arrangement may allow each counterparty to net settle amounts owed between the Company and the counterparty as a result of multiple, separate derivative transactions. The Company has International Swaps and Derivatives Association ("ISDA") agreements or similar agreements with certain financial institutions which contain netting provisions. While these derivative instruments are eligible to be offset in accordance with applicable accounting guidance, the Company has elected to present derivative assets and liabilities on a gross basis in its condensed consolidated balance sheets. As of September 30, 2016, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $0.1 million net asset, net of $2.6 million collateral posted, (ii) $1.6 million net asset, net of $3.0 million collateral posted and (iii) $8.2 million net asset, including $38.8 million collateral held. Comparatively, as of December 31, 2015, if the Company had elected to offset the asset and liability balances of its derivative instruments, the net positions would total the following with its respective financial institution counterparties: (i) $2.4 million net asset, net of $20.7 million collateral posted, (ii) $1.6 million net asset, including $0.1 million collateral held and (iii) $9.1 million net asset, including $23.6 million collateral held.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Instruments Not Carried at Estimated Fair Value

The Company accounts for its investments, as well as its collateralized loan obligation secured notes at estimated fair value. The following table presents the carrying value and estimated fair value, as well as the respective hierarchy classifications, of the Company’s financial assets and liabilities that are not carried at estimated fair value on a recurring basis as of September 30, 2016 (amounts in thousands):

	As of September 30, 2016		Fair Value Hierarchy
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, restricted cash, and cash equivalents	$1,061,743	$1,061,743	$1,061,743	$—	$—
Liabilities:
Senior notes	411,836	382,579	382,579	—	—
Junior subordinated notes	249,730	188,933	—	—	188,933

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

Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (amounts in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2016
Assets:
Securities:
Corporate debt securities	$—	$25,040	$144,837	$169,877
Residential mortgage-backed securities	—	—	43,314	43,314
Total securities	—	25,040	188,151	213,191
Loans	—	3,562,107	193,676	3,755,783
Equity investments, at estimated fair value	40,455	49,065	123,548	213,068
Interests in joint ventures and partnerships, at estimated fair value	—	—	779,027	779,027
Derivatives:
Foreign exchange forward contracts and options	—	27,552	1,507	29,059
Warrants	—	—	1,613	1,613
Options	—	—	2,227	2,227
Total derivatives	—	27,552	5,347	32,899
Total	$40,455	$3,663,764	$1,289,749	$4,993,968
Liabilities:
Collateralized loan obligation secured notes	$—	$3,456,988	$—	$3,456,988
Collateralized loan obligation secured notes to affiliates	—	60,919	—	60,919
Derivatives:
Interest rate swaps	—	47,907	—	47,907
Foreign exchange forward contracts and options	—	3,887	530	4,417
Total derivatives	—	51,794	530	52,324
Total	$—	$3,569,701	$530	$3,570,231

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

Level 3 Fair Value Rollforward

The following table presents additional information about assets and liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the three months ended September 30, 2016 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage- Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of July 1, 2016	$149,372	$45,800	$200,841	$123,374	$758,321	$1,652	$2,120	$2,112
Total gains or losses (for the period):
Included in earnings(1)	(4,505)	919	1,884	174	36,668	(675)	(507)	115
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Purchases	—	—	3,979	—	1,574	—	—	—
Sales	—	—	(13,264)	—	—	—	—	—
Settlements	(30)	(3,405)	236	—	(17,536)	—	—	—
Ending balance as of September 30, 2016	$144,837	$43,314	$193,676	$123,548	$779,027	$977	$1,613	$2,227
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(4,505)	$919	$1,883	$174	$36,669	$(675)	$(507)	$115

(1)
Amounts are included in net realized and unrealized gain (loss) on investments or net realized and unrealized gain (loss) on derivatives and foreign exchange in the condensed consolidated statements of operations.

The following table presents additional information about assets and liabilities, including derivatives that are measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value, for the nine months ended September 30, 2016 (amounts in thousands):

	Assets
	Corporate Debt Securities	Residential Mortgage-Backed Securities	Corporate Loans	Equity Investments, at Estimated Fair Value	Interests in Joint Ventures and Partnerships	Foreign Exchange Options, Net	Warrants	Options
Beginning balance as of January 1, 2016	$194,986	$49,621	$298,734	$146,648	$888,408	$2,887	$—	$95
Total gains or losses (for the period):
Included in earnings(1)	(50,054)	1,999	(49,886)	(25,287)	(43,080)	(1,910)	(672)	2,132
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Purchases	—	—	7,282	—	61,397	—	—	—
Sales	—	—	(39,949)	(5,130)	—	—	—	—
Settlements	(95)	(8,306)	(22,505)	7,317	(127,698)	—	2,285	—
Ending balance as of September 30, 2016	$144,837	$43,314	$193,676	$123,548	$779,027	$977	$1,613	$2,227
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the reporting period(1)	$(50,054)	$1,999	$(49,886)	$(25,287)	$(43,080)	$(1,910)	$(672)	$2,132

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

There were no transfers between Level 1 and Level 2 for the Company’s financial assets and liabilities measured at fair value on a recurring and non-recurring basis for the three and nine months ended September 30, 2016 and 2015.

Valuation Techniques and Inputs for Level 3 Fair Value Measurements

The following table presents additional information about valuation techniques and inputs used for assets and liabilities, including derivatives, that are measured at fair value and categorized within Level 3 as of September 30, 2016 (dollar amounts in thousands):

	Balance as of September 30, 2016	Valuation Techniques(1)	Unobservable Inputs(2)	Weighted Average(3)	Range	Impact to Valuation from an Increase in Input(4)
Assets:
Corporate debt securities	$144,837	Yield analysis	Yield	13%	5% - 15%	Decrease
			Net leverage	10x	9x-10x	Decrease
			EBITDA multiple	8x	7x - 9x	Increase
			Discount margin	1500	1500bps	Decrease
		Market comparables	LTM EBITDA multiple	9x	9x	Increase
Residential mortgage – backed securities	$43,314	Discounted cash flows	Probability of default	2%	0% - 3%	Decrease
			Loss severity	43%	35% - 50%	Decrease
			Constant prepayment rate	18%	12% - 23%	(5)
Corporate loans(6)	$193,676	Yield Analysis	Yield	15%	3% -28%	Decrease
			Net leverage	10x	3x - 36x	Decrease
			EBITDA multiple	9x	7x - 13x	Increase
Equity investments, at estimated fair value(7)	$123,548	Inputs to both market comparables and discounted cash flow	Illiquidity discount	11%	0% - 15%	Decrease
			Weight ascribed to market comparables	27%	0% - 100%	(8)
			Weight ascribed to discounted cash flows	73%	0% - 100%	(9)
		Market comparables	LTM EBITDA multiple	9x	0x - 15x	Increase
			Forward EBITDA multiple	7x	3x - 13x	Increase
		Discounted cash flows	Weighted average cost of capital	9%	6% - 14%	Decrease
			LTM EBITDA exit multiple	8x	1x - 9x	Increase
Interests in joint ventures and partnerships(11)	$779,027	Inputs to market comparables, discounted cash flow and yield analysis	Weight ascribed to market comparables	21%	0% - 100%	(8)
			Weight ascribed to discounted cash flows	72%	0% - 100%	(9)
			Weight ascribed to yield analysis	7%	0% - 100%	(10)
		Market comparables	LTM EBITDA multiple	5x	1x- 9x	Increase
			Forward EBITDA multiple	8x	8x	Increase
			Capitalization Rate	7%	6% - 12%	Decrease
		Discounted cash flows	Weighted average cost of capital	10%	6% - 24%	Decrease
			Average price per BOE(12)	$20.45	$17.44-$23.46	Increase
		Yield analysis	Yield	14%	14%	Decrease
			Net leverage	1x	1x	Decrease
			EBITDA multiple	7x	7x	Increase
Foreign exchange options, net	$977	Option pricing model	Forward and spot rates	11,635	6 - 13,500	(13)
Options(14)	$2,227	Inputs to both market comparables and discounted cash flow	Illiquidity discount	10%	10%	Decrease

		Weight ascribed to market comparables	50%	50%	(8)
		Weight ascribed to discounted cash flows	50%	50%	(9)
,	Market comparables	LTM EBITDA multiple	8x	8x	Increase
		Forward EBITDA multiple	7x	7x	Increase
	Discounted cash flows	Weighted average cost of capital	15%	15%	Decrease
		LTM EBITDA exit multiple	6x	6x	Increase

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

(6)	Inputs exclude a single loan totaling $2.0 million, which had a yield, net leverage and EBITDA multiple of 513%, 35.6x and 11.2x, respectively.

(7)
When determining the illiquidity discount to be applied to equity investments, at estimated fair value, the Company seeks to take a uniform approach across its portfolio and generally applies a minimum 5% discount to all private equity investments carried at estimated fair value. The Company then evaluates such investments to determine if factors exist that could make it more challenging to monetize the investment and, therefore, justify applying a higher illiquidity discount. These factors generally include the salability of the investment, whether the issuer is undergoing significant restructuring activity or similar factors, as well as characteristics about the issuer including its size and/or whether it is experiencing, or expected to experience, a significant decline in earnings. Depending on the applicability of these factors, the Company determines the amount of any incremental illiquidity discount to be applied above the 5% minimum, and during the time the Company holds the investment, the illiquidity discount may be increased or decreased, from time to time, based on changes to these factors. The amount of illiquidity discount applied at any time requires considerable judgment about what a market participant would consider and is based on the facts and circumstances of each individual investment. Accordingly, the illiquidity discount ultimately considered by a market participant upon the realization of any investment may be higher or lower than that estimated by the Company in its valuations. Of the total equity investments, at estimated fair value, $6.1 million was valued solely using a market comparables technique and $44.2 million was valued solely using a discounted cash flow technique.

(8)
The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level 3 investments if the market comparables approach results in a higher valuation than the discounted cash flow or yield analysis approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow or yield analysis approach.

(9)
The directional change from an increase in the weight ascribed to the discounted cash flow approach would increase the fair value of the Level 3 investments if the discounted cash flow approach results in a higher valuation than the market comparables or yield analysis approach. The opposite would be true if the discounted cash flow approach results in a lower valuation than the market comparables or yield analysis approach.

(10)
The directional change from an increase in the weight ascribed to the yield analysis approach would increase the fair value of the Level 3 investments if the yield analysis approach results in a higher valuation than the market comparables or discounted cash flow approach. The opposite would be true if the yield analysis approach results in a lower valuation than the market comparables or discounted cash flow approach.

(11)
Inputs exclude $346.3 million of assets, comprised of an investment that was valued using an independent third party valuation firm and interests in an alternative credit fund that holds multiple investments, which are valued using Level 3 value methodologies similar to those shown for the corporate debt portfolio and equity investments. Of the total interest in joint ventures and partnerships, $165.3 million was valued solely using a discounted cash flow technique, while $7.8 million was valued solely using a market comparables technique and $24.1 million was valued solely using a yield analysis.

(12)
Natural resources assets with an estimated fair value of $120.4 million as of September 30, 2016 were valued using commodity prices. Commodity prices may be measured using a common volumetric equivalent where one barrel of oil equivalent (‘‘BOE’’) is determined using the ratio of six thousand cubic feet of natural gas to one barrel of oil, condensate or natural gas liquids. The price per BOE is provided to show the aggregate of all price inputs for these investments over a common volumetric equivalent although the valuations for specific investments may use price inputs specific to the asset for purposes of our valuations. The discounted cash flows include forecasted production of liquids (oil, condensate, and natural gas liquids) and natural gas with a forecasted revenue ratio of approximately 23% liquids and 77% natural gas.

(13)	Inputs include forward rates for investments in Chinese Yuan and Indian Rupees.

(14)	The total options were valued using 50% a discount cash flow technique and 50% a market comparables technique.

The table above excludes warrants of $1.6 million, comprised of equity-like securities in a company that were valued using an independent third party valuation firm primarily based on the contractual agreement and public disclosures of the expected sale value.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

The Company participates in certain contingent financing arrangements, whereby the Company is committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or has entered into an agreement to acquire interests in certain assets. As of September 30, 2016 and December 31, 2015, the Company had unfunded financing commitments for corporate loans totaling $4.3 million and $8.6 million, respectively. The Company did not have any significant losses as of September 30, 2016, nor does it expect any significant losses related to those assets for which it committed to fund.

The Company participates in joint ventures and partnerships alongside KKR and its affiliates through which the Company contributes capital for assets, including development projects related to the Company’s interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. The Company estimated these future contributions to total approximately $94.0 million as of September 30, 2016 and $163.0 million as of December 31, 2015.

Guarantees

The Company had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.3 billion as of September 30, 2016 and $1.6 billion as of December 31, 2015. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary “bad boy” acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against it that have not yet occurred. However, based on prior experience, the Company expects the risk of material loss to be low.

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

The following table summarizes the components of related party management compensation on the Company’s condensed consolidated statements of operations, which are described in further detail below (amounts in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Base management fees, net	$2,005	$2,633	$3,593	$8,096
CLO management fees	6,095	6,816	18,550	21,390
Incentive fees	—	—	—	—
Total related party management compensation	$8,100	$9,449	$22,143	$29,486

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

The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Base management fees, gross	$5,527	$7,702	$16,312	$24,029
CLO management fees credit(1)	(3,522)	(5,069)	(12,719)	(15,933)
Total base management fees, net	$2,005	$2,633	$3,593	$8,096

(1)	See “CLO Management Fees” for further discussion.

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

Fees Charged and Fee Credits

The Company recorded management fees expense for the majority of its CLOs during the three and nine months ended September 30, 2016 and 2015. The Manager credited the Company for a portion of the CLO management fees received by an affiliate of the Manager from CLOs including CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11 and CLO 13 via an offset to the base management fees payable to the Manager. As the Company owns less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by affiliated and unaffiliated third parties), the Company received a Fee Credit equal only to the Company’s pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of the Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by the Company. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to the Company, but instead resulted in a dollar-for-dollar reduction in the interest expense paid by the Company to the third party holder of the CLO’s subordinated notes. Similarly, the Manager credited the Company the CLO management fees from CLOs including CLO 2013-1 and CLO 2013-2 based on the Company’s 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Charged and retained CLO management fees(1)	$2,573	$1,747	$5,831	$5,457
CLO management fees credit	3,522	5,069	12,719	15,933
Total CLO management fees	$6,095	$6,816	$18,550	$21,390

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by the Company based on its ownership percentage in the CLO.

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
Incentive Fees

The Manager receives quarterly incentive compensation from the Company based on its achievement of specified levels of net income pursuant to the Management Agreement. The Manager waived incentive fees of $16.1 million for the three and nine months ended September 30, 2016, which was attributable to a non-cash item. Comparatively, the Manager earned incentive fees totaling zero for the three and nine months ended September 30, 2015.

Reimbursable General and Administrative Expenses

Certain general and administrative expenses are incurred by the Company’s Manager on its behalf that are reimbursable to the Manager pursuant to the Management Agreement. The Company incurred reimbursable general and administrative expenses to its Manager totaling $1.1 million and $3.0 million for the three and nine months ended September 30, 2016, respectively. The Company incurred reimbursable general and administrative expenses to its Manager totaling $0.7 million and $4.2 million for the three and nine months ended September 30, 2015, respectively. Expenses incurred by the Manager and reimbursed by the Company are reflected in general, administrative and directors expenses on the condensed consolidated statements of operations.

Contributions and Distributions

    The Company has made certain cash distributions to its Parent, as the sole holder of its common shares. The Company distributed $17.9 million and $80.8 million during the three and nine months ended September 30, 2016, respectively. The Company distributed $52.1 million and $141.6 million for the three and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2016, certain assets were distributed to the Parent, including CLO subordinated notes, which were previously held by the Company. As the CLO subordinated notes are held by an affiliate of our Parent, refer to Note 6 in these condensed consolidated financial statements for additional details around these notes to affiliates. The table below summarizes the estimated fair value of distributions at the time of transfer (amounts in thousands):

Nine months ended September 30, 2016
Loans	$45,225
Equity investments, at estimated fair value	26,098
CLO subordinated notes	60,640
Total distributions to Parent	$131,963

Affiliated Investments

The Company has invested in corporate loans, debt securities and other investments of entities that are affiliates of KKR. As of September 30, 2016, the aggregate par amount of these affiliated investments totaled $20.4 million, or less than 1% of the total investment portfolio, and consisted of 2 issuers. The total affiliated investments was comprised of $20.1 million of equity investments and $0.3 million of corporate debt securities. As of December 31, 2015, the aggregate par amount of these affiliated investments totaled $734.3 million, or approximately 11% of the total investment portfolio, and consisted of 8 issuers. The total $734.3 million in affiliated investments was comprised of $723.3 million of corporate loans and $11.0 million of equity investments.

In addition, the Company has invested in certain joint ventures and partnerships alongside KKR and its affiliates. As of September 30, 2016 and December 31, 2015, the estimated fair value of these interests in joint ventures and partnerships totaled $670.9 million and $805.5 million, respectively.

NOTE 11. SEGMENT REPORTING

Operating segments are defined as components of a company that engage in business activities that may earn revenues and incur expenses for which separate financial information is available and reviewed by the chief operating decision maker or group in determining how to allocate resources and assessing performance. The Company operates its business through the following reportable segments: credit (“Credit”), natural resources (“Natural Resources”) and other ("Other").

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

The following tables present the net income (loss) components of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three months ended September 30,
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$65,416	$79,698	$2,387	$3,876	$3,214	$5,535	$—	$—	$71,017	$89,109
Total investment costs and expenses	128,549	47,948	1,594	2,016	450	388	—	—	130,593	50,352
Total other income (loss)	192,435	(149,952)	21,974	(36,236)	(1,043)	739	—	—	213,366	(185,449)
Total other expenses	16,815	11,285	192	114	134	99	—	49	17,141	11,547
Income tax expense (benefit)	126	64	—	—	214	30	—	—	340	94
Net income (loss)	$112,361	$(129,551)	$22,575	$(34,490)	$1,373	$5,757	$—	$(49)	$136,309	$(158,333)
Net income (loss) attributable to noncontrolling interests	1,492	(2,727)	—	(3,949)	—	—	—	—	1,492	(6,676)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$110,869	$(126,824)	$22,575	$(30,541)	$1,373	$5,757	$—	$(49)	$134,817	$(151,657)

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

	Nine months ended September 30,
	Credit		Natural Resources		Other		Reconciling Items(1)		Total Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$208,716	$265,176	$8,285	$13,055	$12,483	$14,355	$—	$—	$229,484	$292,586
Total investment costs and expenses	235,198	163,246	5,102	6,062	1,344	1,147	—	—	241,644	170,455
Total other income (loss)	37,245	(216,786)	3,366	(50,337)	(12,181)	20,545	—	—	28,430	(246,578)
Total other expenses	49,665	39,702	449	800	283	333	—	149	50,397	40,984
Income tax expense (benefit)	122	126	—	—	91	1,044	—	—	213	1,170
Net income (loss)	$(39,024)	$(154,684)	$6,100	$(44,144)	$(1,416)	$32,376	$—	$(149)	$(34,340)	$(166,601)
Net income (loss) attributable to noncontrolling interests	(10,167)	(8,403)	(5,157)	(7,049)	—	—	—	—	(15,324)	(15,452)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(28,857)	$(146,281)	$11,257	$(37,095)	$(1,416)	$32,376	$—	$(149)	$(19,016)	$(151,149)

(1)	Consists of insurance and directors’ expenses which are not allocated to individual segments.

The following table shows total assets of our reportable segments reconciled to amounts reflected in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	Credit		Natural Resources		Other		Reconciling Items		Total Consolidated(1)
As of	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Total assets	$5,874,168	$7,303,305	$233,925	$230,815	$222,498	$254,275	$—	$—	$6,330,591	$7,788,395

(1)
Total consolidated assets as of September 30, 2016 included $65.8 million of noncontrolling interests, of which $37.5 million was related to the Credit segment and $28.3 million was related to the Natural Resources segment. Total consolidated assets as of December 31, 2015 included $82.9 million of noncontrolling interests, of which $50.3 million was related to the Credit segment and $32.6 million was related to the Natural Resources segment.

NOTE 12. SUBSEQUENT EVENTS

On September 22, 2016, the Company's board of directors declared a cash distribution on its Series A LLC Preferred Shares totaling $6.9 million, or $0.460938 per share. The distribution was paid on October 17, 2016 to preferred shareholders of record as of the close of business on October 10, 2016.

On October 25, 2016, the Company announced its intention to redeem all of its outstanding Notes due 2041 on November 15, 2016 in accordance with the optional redemption provisions provided in the documents governing the Notes due 2041. As of October 25, 2016, there was $258.8 million aggregate principal amount of the Notes due 2041 outstanding. The redemption price will equal 100% of the principal amount of the Notes due 2041 plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the Notes due 2041. The Company intends to use cash on hand to fund the redemption.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except where otherwise expressly stated or the context suggests otherwise, the terms “we,” “us” and “our” refer to KKR Financial Holdings LLC and its subsidiaries.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in this Quarterly Report on Form 10-Q constitutes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our current expectations, estimates and projections. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” and “project,” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, changes in prepayment rates, general economic and political conditions and events, changes in market conditions, particularly in the global fixed income, credit and equity markets, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission, or the SEC, on March 29, 2016 and our subsequent quarterly reports. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

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

The majority of our holdings consist of corporate loans and high yield debt securities held in collateralized loan obligation (“CLO”) transactions that are structured as on-balance sheet securitizations and are used as long term financing for our investments in corporate debt. The senior secured debt issued by the CLO transactions is primarily owned by unaffiliated third party investors and we own the majority of the subordinated notes in the CLO transactions. As of September 30, 2016, our CLO transactions consisted of KKR Financial CLO 2012‑1, Ltd. (“CLO 2012‑1”), KKR Financial CLO 2013‑1, Ltd. (“CLO 2013‑1”) KKR Financial CLO 2013‑2, Ltd. (“CLO 2013‑2”), KKR CLO 9, Ltd. (“CLO 9”), KKR CLO 10, Ltd. (“CLO 10”), KKR CLO 11, Ltd. (“CLO 11”), KKR CLO 13, Ltd. (“CLO 13”), KKR CLO 15, Ltd. (“CLO 15”) and KKR 2016-1, Ltd. (“CLO 2016-1”) (collectively the “Cash Flow CLOs”). During August 2016 and March 2016, we called KKR Financial CLO 2007-1, Ltd. ("CLO 2007-1") and KKR Financial CLO 2011‑1, Ltd. (“CLO 2011‑1”), respectively, whereby we repaid all senior and mezzanine notes outstanding. We execute our core business strategy through our majority-owned subsidiaries, including CLOs.

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

Our 7.375% Series A LLC Preferred Shares (“Series A LLC Preferred Shares”) and senior notes are traded on the New York Stock Exchange ("NYSE"). On October 25, 2016, we announced that we will redeem all of our outstanding 8.375% Senior Notes due 2041 (the “Notes due 2041”) on November 15, 2016 in accordance with the optional redemption provisions provided in the documents governing the Notes due 2041.

Consolidated Summary of Results

Our net income available to common shares for the three months ended September 30, 2016 totaled $127.9 million, while our net loss available to common shares for the three months ended September 30, 2015 totaled $39.7 million. Our net loss available to common shares for the nine months ended September 30, 2016 and 2015 totaled $158.5 million and $171.8 million, respectively. Additional discussion around our results, as well as the components of net income for our reportable segments, are detailed further below under “Results of Operations.”

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

In October 2016, the FASB issued further guidance that states that reporting entities deciding whether they are primary beneficiaries no longer have to consider indirect interests held through related parties that are under common control to be the equivalent of direct interests in their entirety. Decision makers would include those indirect interests on a proportionate basis. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact on our financial statements.

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

Cash Flow Classification

In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amended guidance adds or clarifies guidance on eight cash flow matters: (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions and (viii) separately identifiable cash flows and application of the predominance principle. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. We are currently evaluating the impact on our financial statements.

RESULTS OF OPERATIONS

Consolidated Results

The following tables show data of our reportable segments reconciled to amounts reflected in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three months ended September 30,
	Credit		Natural Resources		Commercial Real Estate		Reconciling Items(1)		Total Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$65,416	$79,698	$2,387	$3,876	$3,214	$5,535	$—	$—	$71,017	$89,109
Total investment costs and expenses	128,549	47,948	1,594	2,016	450	388	—	—	130,593	50,352
Total other income (loss)	192,435	(149,952)	21,974	(36,236)	(1,043)	739	—	—	213,366	(185,449)
Total other expenses	16,815	11,285	192	114	134	99	—	49	17,141	11,547
Income tax expense (benefit)	126	64	—	—	214	30	—	—	340	94
Net income (loss)	$112,361	$(129,551)	$22,575	$(34,490)	$1,373	$5,757	$—	$(49)	$136,309	$(158,333)
Net income (loss) attributable to noncontrolling interests	1,492	(2,727)	—	(3,949)	—	—	—	—	1,492	(6,676)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$110,869	$(126,824)	$22,575	$(30,541)	$1,373	$5,757	$—	$(49)	$134,817	$(151,657)

(1) Consists of insurance and directors’ expenses which are not allocated to individual segments, if any.

	Nine months ended September 30,
	Credit		Natural Resources		Commercial Real Estate		Reconciling Items(1)		Total Consolidated
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Total revenues	$208,716	$265,176	$8,285	$13,055	$12,483	$14,355	$—	$—	$229,484	$292,586
Total investment costs and expenses	235,198	163,246	5,102	6,062	1,344	1,147	—	—	241,644	170,455
Total other income (loss)	37,245	(216,786)	3,366	(50,337)	(12,181)	20,545	—	—	28,430	(246,578)
Total other expenses	49,665	39,702	449	800	283	333	—	149	50,397	40,984
Income tax expense (benefit)	122	126	—	—	91	1,044	—	—	213	1,170
Net income (loss)	$(39,024)	$(154,684)	$6,100	$(44,144)	$(1,416)	$32,376	$—	$(149)	$(34,340)	$(166,601)
Net income (loss) attributable to noncontrolling interests	(10,167)	(8,403)	(5,157)	(7,049)	—	—	—	—	(15,324)	(15,452)
Net income (loss) attributable to KKR Financial Holdings LLC and Subsidiaries	$(28,857)	$(146,281)	$11,257	$(37,095)	$(1,416)	$32,376	$—	$(149)	$(19,016)	$(151,149)

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

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues decreased $18.1 million in the third quarter of 2016 compared to the third quarter of 2015. This was primarily due to a $23.2 million decline in interest income earned from our corporate debt portfolio partially offset by a $6.6 million increase in other income.

The decline in interest income was largely due to a smaller portfolio generating recurring income. Specifically, as of September 30, 2016 and 2015, the aggregate par value of our corporate debt portfolio totaled $4.2 billion and $6.3 billion, respectively. This decline was primarily due to the calling of CLO 2005-1, CLO 2005-2, CLO 2007-1 and CLO 2011-1 during the second half of 2015 and first nine months of 2016 and the sale of assets held within these CLOs to repay the CLO notes outstanding. From September 30, 2015 to September 30, 2016, we repaid approximately $2.0 billion of notes from the sale proceeds of assets held within the CLOs that we issued prior to 2012 ("legacy CLOs"). Refer to "Segment Results-Credit Segment-Revenues" for further discussion.

Partially offsetting the decline in interest income was a $6.6 million increase in other revenues in the third quarter of 2016 compared to the third quarter of 2015. Other revenues was primarily comprised of dividend income, largely from our interests in joint ventures and partnerships and equity investments. In particular, the third quarter of 2016 included $10.2 million of dividend payments from certain of our assets in the Credit segment, the majority of which was due to a one-time dividend from a single issuer. This compared to $1.5 million of dividends received in the third quarter of 2015 from two issuers in the publishing and diversified financial services sectors.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues decreased $63.1 million in the first nine months of 2016 compared to the first nine months of 2015 primarily due to a $66.2 million decline in interest income earned from our corporate debt portfolio. The decline in interest income was largely due to a smaller portfolio generating recurring income. Specifically, as of September 30, 2016 and 2015, the aggregate par value of our corporate debt portfolio totaled $4.2 billion and $6.3 billion, respectively. This decline was primarily due to the calling of CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2011-1 during 2015 and the first nine months of 2016 and the sale of assets held within these CLOs to repay the CLO notes outstanding. From September 30, 2015 to September 30, 2016, we repaid approximately $2.0 billion of notes from the sale proceeds of assets held within the legacy CLOs. Refer to "Segment Results-Credit Segment-Revenues" for further discussion.

Partially offsetting the decline in interest income was a $7.8 million increase in other revenues in the first nine months of 2016 compared to the first nine months of 2015. Other revenues was primarily comprised of dividend income, the majority of which was from our interests in joint ventures and partnerships and equity investments. In particular, the first nine months of 2016 included $16.6 million of dividend payments from certain of our assets in the Credit segment, a portion of which was due to a one-time dividend from a single issuer. This compared to $7.6 million of dividends received in the first nine months of 2015 from two issuers in the publishing and diversified financial services sectors.

Investment Costs and Expenses

Investment costs and expenses is comprised of interest expense, oil and gas production costs, depreciation, depletion and amortization expense (“DD&A”) related to our oil and gas properties and other investment expenses.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Total investment costs and expenses increased $80.2 million in the third quarter of 2016 compared to the third quarter of 2015 largely driven by an increase in interest expense, specifically on our secured and junior secured collateralized loan obligation notes. Interest expense on our secured CLO notes increased $73.8 million in the third quarter of 2016 compared to the prior year period primarily due to the calling of CLO 2007-1 in August 2016. We recorded $68.6 million of interest expense, including incremental accelerated accretion of debt discounts, during the third quarter of 2016 as a result of calling CLO 2007-1. In addition, interest expense on our junior secured CLO notes to affiliates increased $5.4 million in the third quarter of 2016 compared to the third quarter of 2015. Beginning in the second quarter of 2016, as a result of the distribution of $96.5 million par amount of certain subordinated notes to our Parent, we incurred interest expense on these CLO junior secured notes held by an affiliate of KKR. These notes were previously owned by us and eliminated in consolidation. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Total investment costs and expenses increased $71.2 million in the first nine months of 2016 compared to the first nine months of 2015 largely driven by an increase in interest expense, specifically on our secured and junior secured CLO notes. Interest expense on our secured CLO notes increased $67.5 million in the first nine months of 2016 compared to the prior year period primarily due to the calling of CLO 2007-1 in August 2016. We recorded $68.7 million of interest expense, including incremental accelerated accretion of debt discounts, during the first nine months of 2016 as a result of calling CLO 2007-1. In addition, interest expense on our junior secured CLO notes to affiliates increased $6.4 million for the first nine months of 2016 compared to the same prior year period. Beginning in the second quarter of 2016, as a result of the distribution of $96.5 million par amount of certain subordinated notes to our Parent, we incurred interest expense on these CLO junior secured notes held by an affiliate of KKR. These notes were previously owned by us and eliminated in consolidation. Refer to "Segment Results-Credit Segment-Investment Costs and Expenses" for further discussion.

Other Income (Loss)

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Other income (loss) favorably changed $398.8 million in the third quarter of 2016 compared to the third quarter of 2015 due to the following factors.

First, net realized and unrealized gain (loss) on investments favorably changed $307.0 million from a net realized and unrealized loss of $232.5 million in the third quarter of 2015 to a net realized and unrealized gain of $74.4 million in the third quarter of 2016. A majority of this favorable change was related to our corporate debt portfolio and interests in joint ventures in the Credit segment spanning the homebuilding, education, alternative credit and marine sectors which increased in value largely attributable to general market conditions. For example, the S&P/LSTA Loan Index returned 3.07% for the three months ended September 30, 2016 compared to (1.35)% for the same period in the prior year. Additionally, we recorded net unrealized gains on our investments in the Natural Resources segment for the third quarter of 2016 compared to net unrealized losses for the same prior year period largely as a result of the less volatile change in commodity prices in 2016 compared to 2015. For example, as of June 30, 2015 and September 30, 2015, the long-term price of WTI crude was approximately $64 per barrel and $53 per barrel, respectively, compared to approximately $54 per barrel and $55 per barrel as of June 30, 2016 and September 30, 2016, respectively. In addition, the long-term price of natural gas was $3.36 per mcf and $2.98 per mcf as of June 30, 2015 and September 30, 2015, respectively, compared to approximately $3.00 per mcf and $2.80 per mcf as of June 30, 2016 and September 30, 2016, respectively. Refer to "Segment Results-Natural Resources Segment-Other Income (Loss)" for further discussion.

Second, net realized and unrealized gain on debt increased $76.9 million in the third quarter of 2016 compared to the third quarter of 2015, from $54.9 million to $131.7 million in the third quarter of 2015 and 2016, respectively. Of the $131.7 million net realized and unrealized gain, approximately $107.8 million represented the reversal of previously recorded unrealized losses as a direct result of calling and repaying in full CLO 2007-1 secured notes during the third quarter of 2016. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us. Refer to "Segment Results-Credit Segment-Other Income (Loss)" for further discussion.

Third, net realized and unrealized loss on derivatives and foreign exchange favorably changed $10.1 million during the third quarter of 2016 compared to the same prior year period. A majority of the change was related to a $9.5 million change in net realized and unrealized gain (loss) on interest rate swaps which was driven by relatively smaller quarter over quarter declines in the 30-year swap rate, which declined 41 bps from June 30, 2015 to September 30, 2015 compared to 8 bps from June 30, 2016 to September 30, 2016. Refer to "Segment Results-Credit Segment-Other Income (Loss)" for further discussion.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Other income (loss) favorably changed $275.0 million in the first nine months of 2016 compared to the first nine months of 2015 due to the following factors.

First, net realized and unrealized loss on investments favorably changed $186.0 million from $219.1 million in the first nine months of 2015 to $33.1 million in the first nine months of 2016. A majority of this favorable change was related to our corporate loans portfolio and interests in joint ventures in the Credit segment spanning the education and home building sectors and was largely attributable to general market conditions. For example, overall, the S&P/LSTA Loan Index returned 7.72% for the nine months ended September 30, 2016 compared to (0.67)% for the nine months ended September 30, 2015. Additionally, we recorded net unrealized gains on our investments in the Natural Resources segment for the first nine months of 2016 compared to net unrealized losses for the same prior year period largely as a result of the less volatile change in commodity prices during 2016 compared to 2015. For example, as of December 31, 2014 and September 30, 2015, the long-term price of WTI crude oil was approximately $67 per barrel and $53 per barrel, respectively, compared to approximately $50 per barrel and $55 per barrel as of December 31, 2015 and September 30, 2016, respectively. In addition, the long-term price of natural gas was $3.77 per mcf and $2.98 per mcf as of December 31, 2014 and September 30, 2015, respectively, compared to $2.90 per mcf and approximately $2.80 per mcf as of December 31, 2015 and September 30, 2016, respectively.

Second, net realized and unrealized gain (loss) on debt favorably changed $101.7 million in the first nine months of 2016 compared to the first nine months of 2015, largely attributable to the reversal of previously recorded unrealized losses totaling approximately $107.8 million as a direct result of calling and repaying in full CLO 2007-1 secured notes during the first nine months of 2016. Beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

The favorable changes described above were partially offset by (i) a $21.7 million unfavorable change related to our equity investments spanning the education, energy and financial services sectors and (ii) a $31.9 million unfavorable change related to the commercial real estate assets in our Other segment. Refer to "Segment Results-Other Segment-Other Income (Loss)" for further discussion. In addition, there was a $10.0 million unfavorable change in net realized and unrealized loss on derivatives and foreign exchange in the first nine months of 2016 compared to the first nine months of 2015, of which a majority was related to a $17.3 million unfavorable change in realized and unrealized gain (loss) on interest rate swaps which are directly impacted by the 30-year swap rate. For example, the 30-year swap rate declined 17 bps from 2.70% to 2.53% as of December 31, 2014 and September 30, 2015, respectively, compared to an 84 bps decline from 2.61% to 1.77% as of December 31, 2015 and September 30, 2016, respectively. The unfavorable change in realized and unrealized gain (loss) on interest rate swaps was partially offset by a $6.9 million favorable change in realized and unrealized gain (loss) on options.

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
The table below summarizes the aggregate base management fees (amounts in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Base management fees, gross	$5,527	$7,702	$16,312	$24,029
CLO management fees credit(1)	(3,522)	(5,069)	(12,719)	(15,933)
Total base management fees, net	$2,005	$2,633	$3,593	$8,096

(1)	See “CLO Management Fees” for further discussion.

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
Our Manager credited us for a portion of the CLO management fees received by an affiliate of our Manager from CLOs including CLO 2007-1, CLO 2012-1, CLO 9, CLO 10, CLO 11 and CLO 13 via an offset to the base management fees payable to our Manager. As we own less than 100% of the subordinated notes of these CLOs (with the remaining subordinated notes held by affiliated and unaffiliated third parties), we received a Fee Credit equal only to our pro rata share of the aggregate CLO management fees paid by these CLOs. Specifically, the amount of the reimbursement for each of these CLOs was calculated by taking the product of (x) the total CLO management fees received by an affiliate of our Manager during the period for such CLO multiplied by (y) the percentage of the subordinated notes of such CLO held by us. The remaining portion of the CLO management fees paid by each of these CLOs was not credited to us, but instead resulted in a dollar‑for‑dollar reduction in the interest expense paid by us to the third party holder of the CLO’s subordinated notes. Similarly, our Manager credited to us the CLO management fees from CLOs including CLO 2013-1 and CLO 2013-2 based on our 100% ownership of the subordinated notes in the CLO.

The table below summarizes the aggregate CLO management fees, including the Fee Credits (amounts in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Charged and retained CLO management fees(1)	$2,573	$1,747	$5,831	$5,457
CLO management fees credit	3,522	5,069	12,719	15,933
Total CLO management fees	$6,095	$6,816	$18,550	$21,390

(1)	Represents management fees incurred by the senior and subordinated note holders of a CLO, excluding the Fee Credits received by us based on our ownership percentage in the CLO.

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

Incentive Fees

The Manager receives quarterly incentive compensation from us based on our achievement of specified levels of net income pursuant to the Management Agreement. The Manager waived incentive fees of $16.1 million for the three and nine months ended September 30, 2016, which was attributable to a non-cash item. Comparatively, the Manager earned incentive fees totaling zero for the three and nine months ended September 30, 2015.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Other expenses increased $5.6 million in the third quarter of 2016 compared to the third quarter of 2015. The increase was primarily attributable to a $6.3 million increase in other general, administrative and directors' expenses, of which $6.0 million was due to debt issuance costs related to the setup of CLO 2016-1 and CLO 15, which both funded in the third quarter of 2016. The increase was partially offset by a $1.3 million decrease in related party compensation, which includes base management fees and CLO management fees.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Other expenses increased $9.4 million in the first nine months of 2016 compared to the first nine months of 2015. This was primarily due to a $16.0 million increase in general, administrative and directors' expenses during the first nine months of 2016 compared to the same prior year period as a result of the write-off of costs associated with our CLOs coupled with $6.0 million of debt issuance costs related to the setup of CLO 2016-1 and CLO 15. The increase in other general expenses was partially offset by a $7.3 million decrease in related party management compensation, which includes base management fees and CLO management fees. Base management fees declined $4.5 million, while CLO management fees declined $2.8 million in the first nine months of 2016 compared to the prior year period. Base management fees, which are based on our "equity," as defined in the Management Agreement, declined from 2015 primarily due to lower overall retained earnings and cash distributions made on our preferred and common shares. In addition, CLO management fees, which are based on the size of the CLO declined as all of our legacy CLOs were called and paid down. Our legacy CLOs were larger in total transaction size compared to those that were issued subsequently.

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
The following discussion and analysis regarding our results of operations is based on our reportable segments.

Credit Segment
The following table presents the net income (loss) components of our Credit segment (amounts in thousands):

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Revenues
Corporate loans and securities interest income	$51,920	$74,956	$185,203	$249,601
Residential mortgage-backed securities interest income	860	965	2,466	2,824
Net discount accretion	2,017	2,119	3,517	4,924
Dividend income	10,243	1,545	16,551	7,603
Other	376	113	979	224
Total revenues	65,416	79,698	208,716	265,176
Investment costs and expenses
Interest expense:
Collateralized loan obligation secured notes	106,268	32,468	183,207	115,741
Collateralized loan obligation junior secured notes to affiliates	5,437	—	6,446	—
Credit facilities	367	—	367	—
Senior notes	6,586	6,725	19,931	20,157
Junior subordinated notes	3,162	4,002	10,885	11,930
Interest rate swaps	1,773	3,478	7,452	11,473
Total interest expense	123,593	46,673	228,288	159,301
Other	4,956	1,275	6,910	3,945
Total investment costs and expenses	128,549	47,948	235,198	163,246
Other income (loss)
Realized and unrealized gain (loss) on derivatives and foreign exchange:
Interest rate swap	1,024	(8,489)	(16,641)	627
Total rate of return swaps	—	—	—	434
Common stock warrants	(507)	(411)	(530)	(2,412)
Foreign exchange(1)	(604)	1,225	1,809	2,059
Options	115	(2,428)	2,132	(4,730)
Total realized and unrealized gain (loss) on derivatives and foreign exchange	28	(10,103)	(13,230)	(4,022)
Net realized and unrealized gain (loss) on investments	53,309	(197,253)	(24,604)	(188,789)
Net realized and unrealized gain (loss) on debt	131,712	54,860	67,737	(33,933)
Net realized and unrealized gain (loss) on debt to affiliates	2,706	—	(278)	—
Other income	4,680	2,544	7,620	9,958
Total other income (loss)	192,435	(149,952)	37,245	(216,786)
Other expenses
Related party management compensation:
Base management fees	1,838	2,461	3,316	7,565
CLO management fees	6,095	6,816	18,550	21,390
Total related party management compensation	7,933	9,277	21,866	28,955
Professional services	912	299	2,790	2,086
Other general and administrative	7,970	1,709	25,009	8,661
Total other expenses	16,815	11,285	49,665	39,702
Income (loss) before income taxes	112,487	(129,487)	(38,902)	(154,558)
Income tax expense (benefit)	126	64	122	126
Net income (loss)	$112,361	$(129,551)	$(39,024)	$(154,684)

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.

Revenues

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues decreased $14.3 million in the third quarter of 2016 compared to the third quarter of 2015. The decrease was primarily attributable to a $23.0 million decrease in corporate loans and securities interest income. Specifically, interest income related to our corporate loans decreased $14.1 million and interest income related to our corporate debt securities decreased $8.9 million in the third quarter of 2016 compared to the same prior year period.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of September 30, 2016 compared to 2015, slightly offset by an increase in the weighted average interest rates earned on the assets. The decline in the aggregate par value of our corporate debt portfolio was attributable to the calling of CLO 2005-1, CLO 2005-2, CLO 2007-1 and CLO 2011-1 during the second half of 2015 and first nine months of 2016 and the sale of assets held within these CLOs to repay the CLO notes outstanding. From September 30, 2015 to September 30, 2016, we repaid approximately $2.0 billion of notes from the sale proceeds of assets held within the legacy CLOs.

Since April 30, 2014, the date we became a subsidiary of KKR & Co., the size of our corporate loan and debt securities portfolio has declined largely due to the calling of our CLOs. As of September 30, 2016, all of our legacy CLOs have been called for redemption. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those that were issued subsequently. The size of new CLOs and the frequency of CLO issuances will depend on market conditions. CLO issuances typically increase when the spread between the value of CLO assets and liabilities generates an attractive return to subordinated note holders. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders would be less attractive, and the issuance of CLOs would be expected to generally decline. Consequently, since April 30, 2014, the amount of corporate loan and security interest income and interest expense on our CLO notes has declined along with the volatility in our interest income and interest expense. While the size of our CLO portfolio may continue to decline in the near term, along with the levels of associated corporate loan and security interest income and interest expense on our CLO notes, as we have called for redemption all notes issued by all six legacy CLOs, we do not expect the rate of decline in the near term to be as significant as in recent quarters. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs.

We also closed CLO 13, CLO 2016-1 and CLO 15 subsequent to the third quarter of 2015; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs. As of September 30, 2016, our corporate loan portfolio had an aggregate par value of $3.9 billion with a weighted average coupon of 5.2%, while our corporate debt securities portfolio had an aggregate par value of $308.5 million with a weighted average coupon of 12.2%. In comparison, as of September 30, 2015, our corporate loan portfolio had an aggregate par value of $5.9 billion with a weighted average coupon of 4.8%, while our corporate debt securities portfolio had an aggregate par value of $456.2 million with a weighted average coupon of 10.0%.

Partially offsetting the above decrease in corporate loans and securities interest income was an $8.7 million increase in dividend income in the third quarter of 2016 compared to the third quarter of 2015. A majority of the $10.2 million dividend income in the third quarter of 2016 was related to two issuers in the publishing and diversified financial services sectors, one of which made a one-time dividend.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues decreased $56.5 million in the first nine months of 2016 compared to the first nine months of 2015. The decrease was primarily attributable to a $64.4 million decrease in corporate loans and securities interest income. Specifically, interest income related to our corporate loans decreased $38.8 million and interest income related to our corporate debt securities decreased $25.6 million in the first nine months of 2016 compared to the same prior year period.

A large driver of the decrease in corporate loan and security interest income was a decline in the aggregate par value of our corporate loan and debt security portfolios as of September 30, 2016 compared to 2015, slightly offset by an increase in the weighted average interest rates earned on the assets. The decline in the aggregate par value of our corporate debt portfolio was attributable to the calling of CLO 2005-1, CLO 2005-2, CLO 2006-1, CLO 2007-1 and CLO 2011-1 during 2015 and the first nine months of 2016 and the sale of assets held within these CLOs to repay the CLO notes outstanding. From September 30, 2015 to September 30, 2016, we repaid approximately $2.0 billion of notes from the sale proceeds of assets held within the legacy CLOs. For further information, refer to "Credit Segment - Revenues - For the three months ended September 30, 2016 compared to the three months ended September 30, 2015."

We also closed CLO 13, CLO 2016-1 and CLO 15 subsequent to the third quarter 2015; however, total new assets only partially offset the decline in portfolio from the amortization of legacy CLOs. As of September 30, 2016, our corporate loan portfolio had an aggregate par value of $3.9 billion with a weighted average coupon of 5.2%, while our corporate debt securities portfolio had an aggregate par value of $308.5 million with a weighted average coupon of 12.2%. In comparison, as of September 30, 2015, our corporate loan portfolio had an aggregate par value of $5.9 billion with a weighted average coupon of 4.8%, while our corporate debt securities portfolio had an aggregate par value of $456.2 million with a weighted average coupon of 10.0%.

Partially offsetting the above decrease in corporate loans and securities interest income was an $8.9 million increase in dividend income in the first nine months of 2016 compared to the first nine months of 2015. A majority of the $16.6 million dividend income in the first nine months of 2016 was related to two issuers in the publishing and diversified financial services sectors.

Investment Costs and Expenses

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Total investment costs and expenses increased $80.6 million in the third quarter of 2016 compared to the third quarter of 2015 primarily as a result of a $76.9 million increase in total interest expense. The increase in total interest expense was primarily driven by a $79.2 million increase in interest expense on our secured and junior secured CLO notes, partially offset by a $1.7 million decrease in interest expense related to our interest rate swaps.

Interest expense on our secured CLO notes increased $73.8 million in the third quarter of 2016 compared to the third quarter of 2015 primarily due to the calling of CLO 2007-1 in August 2016. CLO subordinated note holders receive the residual interest after all other payments have been made and as a result of the paydown made in August 2016, we recorded interest expense on the CLO 2007-1 subordinated notes of $59.9 million during the third quarter of 2016. We also recorded an incremental $8.7 million of accelerated accretion of debt discount in connection with the calling of CLO 2007-1. Further, interest expense on our junior secured CLO notes to affiliates increased $5.4 million in the third quarter of 2016 compared to the third quarter of 2015. Beginning in the second quarter of 2016, as a result of the distribution of $96.5 million par amount of certain subordinated notes to our Parent, we incurred interest expense on these CLO junior secured notes held by an affiliate of KKR. These notes were previously owned by us and eliminated in consolidation. For further information, refer to "Part I-Item1. Financial Statements-Note 6. Borrowings" and "Credit Segment - Revenues - For the three months ended September 30, 2016 compared to the three months ended September 30, 2015."

Partially offsetting the above increases in interest expense on our secured and junior secured CLO notes was a $1.7 million decrease in interest expense related to our interest rate swaps during the third quarter of 2016 compared to the same prior year period. In conjunction with the calling of CLO 2007-1 in August 2016, we terminated the related interest rate swap and ceased incurring the associated interest expense. For further information, refer to "Part I-Item1. Financial Statements-Note 6. Borrowings."

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Total investment costs and expenses increased $72.0 million in the first nine months of 2016 compared to the first nine months of 2015 primarily as a result of a $69.0 million increase in total interest expense. The increase was largely attributable to a $73.9 million increase in interest expense on our secured and junior secured CLO notes, partially offset by a $4.0 million decrease in interest expense related to our interest rate swaps.

Interest expense on our secured CLO notes increased $67.5 million in the first nine months of 2016 compared to the first nine months of 2015 primarily due to the calling of CLO 2007-1 in August 2016. CLO subordinated note holders receive the residual interest after all other payments have been made and as a result, we recorded interest expense on the CLO 2007-1 subordinated notes of $59.9 million during August 2016. We also recorded an incremental $8.8 million of accelerated accretion of debt discounts as a result of the calling of CLO 2007-1. Further, interest expense on our junior secured CLO notes to affiliates increased $6.4 million in the first nine months of 2016 compared to the same prior year period. Beginning in the second quarter of 2016, as a result of the distribution of $96.5 million par amount of certain subordinated notes to our Parent, we incurred interest expense on these CLO junior secured notes held by affiliates of KKR. These notes were previously owned by us and eliminated in consolidation. For further information, refer to "Part I-Item1. Financial Statements-Note 6. Borrowings" and

"Credit Segment - Revenues - For the three months ended September 30, 2016 compared to the three months ended September 30, 2015."

Partially offsetting the above increases in interest expense on our secured and junior secured CLO notes was a $4.0 million decrease in interest expense related to our interest rate swaps during the first nine months of 2016 compared to the same prior year period. In conjunction with the calling of CLO 2006-1 and CLO 2007-1 in February 2015 and August 2016, respectively, we terminated the related interest rate swaps and ceased incurring the associated interest expense. For further information, refer to "Part I-Item1. Financial Statements-Note 6. Borrowings."

Other Income (Loss)

Other income (loss) consists of gains and losses that can be highly variable, primarily driven by episodic sales, mark-to-market and foreign currency exchange rates as of each period-end.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Total other income (loss) favorably changed $342.4 million in the third quarter of 2016 compared to the third quarter of 2015 largely attributable to the following factors.

Net realized and unrealized gain (loss) on investments favorably changed $250.6 million in the third quarter of 2016 compared to the same prior year period from a net realized and unrealized loss of $197.3 million to a net realized and unrealized gain of $53.3 million in the third quarter of 2015 and 2016, respectively. The most significant changes were in our corporate debt portfolio and interests in joint ventures and partnerships.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the three months ended September 30, 2016 and 2015 (amounts in thousands):

	For the three months ended September 30, 2016			For the three months ended September 30, 2015
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$64,646	$(18,720)	$45,926	$(147,107)	$(546)	$(147,653)
Corporate debt securities	(4,010)	(66)	(4,076)	(16,094)	(2,402)	(18,496)
RMBS	(166)	790	624	572	(824)	(252)
Equity investments, at estimated fair value	(5,402)	—	(5,402)	(14,245)	1,549	(12,696)
Interests in joint ventures and partnerships, at estimated fair value and other	20,803	(4,566)	16,237	(19,632)	1,476	(18,156)
Total	$75,871	$(22,562)	$53,309	$(196,506)	$(747)	$(197,253)

Net realized and unrealized gains (losses) on our corporate loans favorably changed $193.6 million in the third quarter of 2016 compared to the same prior year period, from net realized and unrealized losses of $147.7 million in the third quarter of 2015 to net realized and unrealized gains of $46.0 million in the third quarter of 2016. The favorable change in net realized and unrealized gains (losses) on corporate loans was largely attributable to two factors. First, the third quarter of 2016 saw an upturn in general market conditions. For example, overall, the S&P/LSTA Loan Index returned 3.07% for the three months ended September 30, 2016 compared to (1.35)% for the three months ended September 30, 2015. Second, a majority of the net realized and unrealized losses in the third quarter of 2015 were concentrated in three issuers, one of which was Texas Competitive Electric Holding Company LLC ("TXU"), and had unrealized losses of $69.9 million in the third quarter of 2015 largely due to the decline in commodity prices. We sold our entire position in TXU during the third quarter of 2016, which resulted in realized losses of less than $0.1 million, net of the reversal of previously recorded unrealized losses. The remaining two issuers were in the homebuilding and education sectors and had net unrealized losses totaling $22.4 million in the third quarter of 2015 compared to net unrealized gains of $0.3 million in the third quarter of 2016.

Net realized and unrealized gains (losses) on our interests in joint ventures and partnerships favorably changed $34.4 million in the third quarter of 2016 compared to the same prior year period from unrealized losses of $18.2 million in the third quarter of 2015 to unrealized gains of $16.2 million in the third quarter of 2016. The favorable change was largely attributable to two factors. First, net realized and unrealized gains in the third quarter of 2016 included a $9.4 million unrealized gain from one investment acquired in October 2015 in the alternative credit sector. Second, one investment focused in the marine sector had unrealized losses of $7.1 million compared to unrealized gains of $4.4 million in the third quarter of 2015 and 2016, respectively.

Net realized and unrealized losses on our corporate debt securities favorably changed $14.4 million in the third quarter of 2016 compared to the same prior year period, from $18.5 million in the third quarter of 2015 to $4.1 million in the third quarter of 2016. A majority of the favorable change was related to one issuer in the oil and gas industry which was negatively impacted during 2015 by the decline in commodity prices relative to 2016 and had unrealized losses of $13.1 million in the third quarter of 2015, compared to $6.9 million unrealized gains in the third quarter of 2016.

In addition, net realized and unrealized gain on debt increased $76.9 million in the third quarter of 2016 compared to the same prior year period, from $54.9 million in the third quarter of 2015 to $131.7 million in the third quarter of 2016. Of the $131.7 million net realized and unrealized gain on debt, approximately $107.8 million represented the reversal of previously recorded unrealized losses as a result of calling and repaying in full CLO 2007-1 secured notes during the third quarter of 2016. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

Lastly, total realized and unrealized gain (loss) on derivatives and foreign exchange favorably changed $10.1 million from the third quarter of 2016 compared to the third quarter of 2015. A majority of the change was related to realized and unrealized gain (loss) on interest rate swaps which favorably changed $9.5 million, driven by relatively smaller quarter over quarter declines in the 30-year swap rate. We use pay-fixed, receive variable interest rate swaps to hedge the interest rate risk associated with a portion of our borrowings which are indexed to the 30-year swap rate; as such, movements in the 30-year swap rate impact total realized and unrealized gain (loss) on derivatives and foreign exchange. For example, the 30-year swap rate declined 41 bps from 2.94% to 2.53% as of June 30, 2015 and September 30, 2015, respectively, compared to an 8 bps decline from 1.85% to 1.77% as of June 30, 2016 to September 30, 2016, respectively. During the third quarter of 2016, we also terminated the interest rate swap related to CLO 2007-1, resulting in a $0.2 million net realized and unrealized gain in the third quarter of 2016.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Total other income (loss) favorably changed $254.0 million in the first nine months of 2016 compared to the first nine months of 2015 largely attributable to the following factors.

Net realized and unrealized loss on investments favorably changed $164.2 million in the first nine months of 2016 compared to the same prior year period from $188.8 million to $24.6 million in the first nine months of 2015 and 2016, respectively. The most significant changes were in our corporate loans portfolio and equity investments.

The table below details the components of net realized and unrealized gain (loss) on investments, which is included in other income (loss), separated by financial instrument for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	Unrealized gains (losses)	Realized gains (losses)	Total	Unrealized gains (losses)	Realized gains (losses)	Total
Corporate loans	$300,072	$(229,672)	$70,400	$(92,283)	$(22,807)	$(115,090)
Corporate debt securities	(39,177)	3,191	(35,986)	(21,370)	(7,133)	(28,503)
RMBS	(95)	1,719	1,624	773	(1,994)	(1,221)
Equity investments, at estimated fair value	(21,851)	(3,771)	(25,622)	(6,872)	2,915	(3,957)
Interests in joint ventures and partnerships, at estimated fair value and other	(40,020)	5,000	(35,020)	(42,182)	2,164	(40,018)
Total	$198,929	$(223,533)	$(24,604)	$(161,934)	$(26,855)	$(188,789)

Net realized and unrealized gains (losses) on our corporate loans favorably changed $185.5 million in the first nine months of 2016 compared to the same prior year period. The favorable change was largely attributable to two factors. First, there was an upturn in general market conditions during the first nine months of 2016. For example, overall, the S&P/LSTA Loan Index returned 7.72% for the nine months ended September 30, 2016 compared to (0.67)% for the nine months ended September

30, 2015. Second, a majority of the net realized and unrealized losses in the first nine months of 2015 were concentrated in three issuers, one of which was TXU, and had unrealized losses of $95.9 million in the first nine months of 2015 largely due to a decline in commodity prices, compared to net realized and unrealized losses of $7.7 million in first nine months of 2016. The remaining two issuers were in the homebuilding and education sectors and had net unrealized losses totaling $34.5 million in the first nine months of 2015 compared to net unrealized gains of $11.8 million.

Net realized and unrealized losses on equity investments unfavorably changed $21.7 million in the first nine months of 2016 compared to the same prior year period, from net realized and unrealized losses of $4.0 million in the first nine months of 2015 to net realized and unrealized losses of $25.6 million in the first nine months of 2016. A majority of the unfavorable change was due to our equity investments in the education, energy and financial services sectors.

Net realized and unrealized gain (loss) on debt favorably changed $101.7 million in the first nine months of 2016 compared to the same prior year period, from net realized and unrealized losses of $33.9 million in the first nine months of 2015 to net realized and unrealized gains of $67.7 million in the first nine months of 2016. A majority of the favorable change was related to CLO 2007-1. CLO 2007-1 was called in August 2016, whereby all CLO 2007-1 secured notes were repaid. As discussed above, beginning January 1, 2015, we measured the financial liabilities of our consolidated CLOs using the fair value of the financial assets of our consolidated CLOs, which was determined to be more observable. Accordingly, these financial assets were measured at fair value and these financial liabilities were measured as: (i) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets that are incidental to the operations of the CLOs, less (ii) the sum of the fair value of any beneficial interests retained by us.

The favorable changes described above were partially offset by a $9.2 million unfavorable change in total realized and unrealized loss on derivatives and foreign exchange from total realized and unrealized losses of $4.0 million to $13.2 million in the first nine months of 2015 and 2016, respectively. A majority of the change was related to realized and unrealized gain (loss) on interest rate swaps which unfavorably changed $17.3 million due to relatively larger year over year declines in the 30-year swap rate. We use pay-fixed, receive variable interest rate swaps to hedge the interest rate risk associated with a portion of our borrowings which are indexed to the 30-year swap rate; as such, movements in the 30-year swap rate impact total realized and unrealized gain (loss) on derivatives and foreign exchange. For example, the 30-year swap rate declined 17 bps from 2.70% to 2.53% as of December 31, 2014 and September 30, 2015, respectively, compared to an 84 bps decline from 2.61% to 1.77% as of December 31, 2015 to September 30, 2016, respectively. The unfavorable change in realized and unrealized gain (loss) on interest rate swaps was partially offset by a favorable change in realized and unrealized gain (loss) on options of $6.9 million.

Other Expenses

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Other expenses increased $5.5 million in the third quarter of 2016 compared to the third quarter of 2015. The increase was primarily attributable to a $6.3 million increase in other general and administrative expenses, of which $6.0 million was due to debt issuance costs related to the setup of CLO 2016-1 and CLO 15, which both funded in the third quarter of 2016. The increase was partially offset by a $1.3 million decrease in related party compensation, which includes base management fees and CLO management fees. Refer to “Consolidated Results-Other Expenses” above for further discussion around CLO management fees.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Other expenses increased $10.0 million in the first nine months of 2016 compared to the first nine months of 2015 primarily due to a $16.3 million increase in other general and administrative expenses during the first nine months of 2016 as a result of the write-off of costs associated with our CLOs coupled with $6.0 million of debt issuance costs related to the setup of CLO 2016-1 and CLO 15, which both funded in the third quarter of 2016.

The increase in other general and administrative expenses was partially offset by a $7.1 million decrease in related party management compensation. Related party management compensation includes base management fees and CLO management fees. Base management fees declined $4.2 million and CLO management fees declined $2.8 million in the first nine months of 2016 compared to the prior year periods. Refer to “Consolidated Results-Other Expenses” above for further discussion around the base management fees and Fee Credits.

Natural Resources Segment
The following table presents the net income (loss) components of our Natural Resources segment (amounts in thousands):

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Revenues
Oil and gas revenue:
Natural gas sales	$308	$437	$931	$1,289
Oil sales	2,168	3,225	7,226	10,409
Natural gas liquids sales	(89)	214	128	1,357
Total revenues	2,387	3,876	8,285	13,055
Investment costs and expenses
Oil and gas production costs:
Severance and ad valorem taxes	247	248	702	498
Total oil and gas production costs	247	248	702	498
Oil and gas depreciation, depletion and amortization	914	1,404	3,238	4,409
Interest expense:
Senior notes	293	228	755	725
Junior subordinated notes	140	136	407	430
Total interest expense	433	364	1,162	1,155
Total investment costs and expenses	1,594	2,016	5,102	6,062
Other income (loss)
Net realized and unrealized gain (loss) on investments	21,974	(36,236)	3,366	(50,337)
Total other income (loss)	21,974	(36,236)	3,366	(50,337)
Other expenses
Related party management compensation:
Base management fees	82	84	132	271
Total related party management compensation	82	84	132	271
Professional services	40	9	105	74
Other general and administrative	70	21	212	455
Total other expenses	192	114	449	800
Income (loss) before income taxes	22,575	(34,490)	6,100	(44,144)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	$22,575	$(34,490)	$6,100	$(44,144)
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

Revenues

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues, which represented sales from oil and gas production on our overriding royalty interest properties, decreased $1.5 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to a decrease in revenue from oil sales from lower production. As of September 30, 2016 and 2015, our oil and natural gas properties had carrying amounts of $111.6 million and $115.9 million, respectively.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues, which represented sales from oil and gas production on our overriding royalty interest properties, decreased $4.8 million in the first nine months of 2016 compared to the first nine months of 2015, primarily due to a decrease in revenue from oil sales due to lower production and comparatively lower commodity prices. As of September 30, 2016 and 2015, our oil and natural gas properties had carrying amounts of $111.6 million and $115.9 million, respectively.

Investment Costs and Expenses

Investment costs and expenses primarily consist of production costs, DD&A and allocated corporate expenses such as interest expense and related costs on borrowings. DD&A represents recurring charges related to the exhaustion of mineral reserves for our oil and natural gas properties.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Total investment costs and expenses decreased $0.4 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to a $0.5 million decrease in DD&A on our oil and natural gas properties.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Total investment costs and expenses decreased $1.0 million in the first nine months of 2016 compared to the first nine months of 2015. The decrease in total investment costs and expenses was primarily due to a $1.2 million decrease in DD&A on our oil and natural gas properties in the first nine months of 2016 compared to the same prior year period, slightly offset by a $0.2 million increase in oil and gas production costs, comprised solely of severance and ad valorem taxes.

Other Income (Loss)

Our oil and gas results and estimated fair values depend substantially on natural gas, oil and NGL prices and production levels, as well as drilling and operating costs.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Total other income (loss), comprised solely of net realized and unrealized gain (loss) on investments, favorably changed $58.2 million from other loss of $36.2 million in the third quarter of 2015 to other income of $22.0 million in the third quarter of 2016. The positive change in other income period over period was largely as a result of the less volatile change in commodity prices in 2016 compared to 2015. For example, as of June 30, 2015 and September 30, 2015, the long-term price of WTI crude was approximately $64 per barrel and $53 per barrel, respectively, compared to approximately $54 per barrel and $55 per barrel as of June 30, 2016 and September 30, 2016, respectively. In addition, the long-term price of natural gas was approximately $3.36 per mcf and $2.98 per mcf as of June 30, 2015 and September 30, 2015, respectively, compared to approximately $3.00 per mcf and $2.80 per mcf as of June 30, 2016 and September 30, 2016, respectively.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Total other income (loss), comprised solely of net realized and unrealized gain (loss) on investments, favorably changed $53.7 million in the first nine months of 2016 compared to the first nine months of 2015. Net realized and unrealized gains totaled $3.4 million during the first nine months of 2016 compared to net realized and unrealized losses of $50.3 million during the same prior year period. As commodity prices have had less volatility during 2016 compared to 2015, during which we saw significant declines in crude oil and natural gas prices, the values of our natural resources assets have also stabilized in comparison. For example, as of December 31, 2014 and September 30, 2015, the long-term price of WTI crude oil was approximately $67 per barrel and $53 per barrel, respectively, compared to approximately $50 per barrel and $55 per barrel as of December 31, 2015 and September 30, 2016, respectively, and the long-term price of natural gas was approximately $3.77 per mcf and $2.98 per mcf as of December 31, 2014 and September 30, 2015, respectively, compared to approximately $2.90 per mcf and $2.80 per mcf as of December 31, 2015 and September 30, 2016, respectively.

Other Expenses

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Total other expenses remained relatively flat for the third quarter of 2016 compared to the third quarter of 2015. Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated based on the investment portfolio balance in each respective segment as of period-end. As of September 30, 2016 and September 30, 2015, the carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships, excluding noncontrolling interests, totaled $203.7 million and $217.4 million, respectively.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Total other expenses remained relatively flat in the first nine months of 2016 compared to the first nine months of 2015. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. As of September 30, 2016 and September 30, 2015, the carrying value of our natural resources assets, comprised of oil and gas properties and interests in joint ventures and partnerships, excluding noncontrolling interests, totaled $203.7 million and $217.4 million, respectively.

Other Segment
The following table presents the net income (loss) components of our Other segment (amounts in thousands):

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Revenues
Dividend income	$3,214	$5,535	$12,483	$14,355
Total revenues	3,214	5,535	12,483	14,355
Investment costs and expenses
Interest expense:
Senior notes	304	241	870	712
Junior subordinated notes	146	144	471	422
Total interest expense	450	385	1,341	1,134
Other	—	3	3	13
Total investment costs and expenses	450	388	1,344	1,147
Other income (loss)
Net realized and unrealized gain (loss) on derivatives and foreign exchange:
Foreign exchange(1)	(196)	(201)	(334)	477
Total realized and unrealized gain (loss) on derivatives and foreign exchange	(196)	(201)	(334)	477
Net realized and unrealized gain (loss) on investments	(847)	940	(11,847)	20,068
Total other income (loss)	(1,043)	739	(12,181)	20,545
Other expenses
Related party management compensation:
Base management fees	85	88	145	260
Total related party management compensation	85	88	145	260
Professional services	42	11	121	73
Other general and administrative	7	—	17	—
Total other expenses	134	99	283	333
Income before income taxes	1,587	5,787	(1,325)	33,420
Income tax expense (benefit)	214	30	91	1,044
Net income (loss)	$1,373	$5,757	$(1,416)	$32,376

(1)	Includes foreign exchange contracts and foreign exchange remeasurement gain or loss.
Our commercial real estate assets are carried at estimated fair value and are included within interests in joint ventures and partnerships, at estimated fair value on our condensed consolidated balance sheets. Net realized and unrealized gains or losses on these holdings are recorded in other income (loss) on our condensed consolidated statements of operation.

Revenues

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues totaled $3.2 million for the third quarter of 2016 compared to $5.5 million for the third quarter of 2015 and represented dividend income from certain of our commercial real estate assets, the majority of which was received from assets acquired during 2013. In contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount. As of September 30, 2016 and 2015, our commercial real estate assets had carrying values of $211.7 million and $230.2 million, respectively.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues totaled $12.5 million for the first nine months of 2016 compared to $14.4 million for the first nine months of 2015 and represented dividend income from certain of our commercial real estate assets, primarily from those acquired during 2012 and 2013. As mentioned above, in contrast to our corporate debt portfolio, which typically earns interest at stated coupon rates and frequencies, revenues generated from our commercial real estate assets are often delayed from the date of acquisition and are episodic in their frequency and amount. As of September 30, 2016 and 2015, our commercial real estate assets had carrying values of $211.7 million and $230.2 million, respectively.

Investment Costs and Expenses

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Investment costs and expenses remained relatively flat for the third quarter of 2016 compared to the third quarter of 2015 at $0.5 million and $0.4 million, respectively. Certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of period-end. As of September 30, 2016 and 2015, our commercial real estate assets had carrying values of $211.7 million and $230.2 million, respectively.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Investment costs and expenses increased $0.2 million in the first nine months of 2016 compared to the first nine months of 2015 at $1.3 million and $1.1 million, respectively. As mentioned above, certain corporate assets and expenses that are not directly related to an individual segment, including interest expense and related costs on borrowings, are allocated to individual segments based on the investment portfolio balance in each respective segment as of period-end. As of September 30, 2016 and 2015, our commercial real estate assets had carrying values of $211.7 million and $230.2 million, respectively.

Other Income (Loss)

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Other income (loss) unfavorably changed $1.8 million from other income of $0.7 million in the third quarter of 2015 to other loss of $1.0 million in the third quarter of 2016. Key inputs including the current capitalization rate impact the values of our investments. Additional factors that impact the carrying value of our commercial real estate assets may also include overall market conditions, as well as the pace of development, vacancies and ability to rent, and amount of cash distributions made from the individual investments.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Other income (loss) unfavorably changed $32.7 million from other income of $20.5 million in the first nine months of 2015 to other loss of $12.2 million in the first nine months of 2016, primarily driven by net realized and unrealized loss on investments which unfavorably changed $31.9 million. A majority of the unfavorable change in net realized and unrealized loss on investments was attributable to two factors: (i) the first nine months of 2016 included $8.9 million of unrealized losses related to one investment, which made an $8.1 million cash distribution during the period and (ii) the first nine months of 2015 included a $7.7 million gain from the sale of a property in one of our investments. Factors that impact the carrying value of our commercial real estate assets may include overall market conditions, as well as the pace of development, vacancies and ability to rent, and amount of cash distributions made from the individual investments.

Other Expenses

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Other expenses remained relatively flat for the third quarter of 2016 compared to the third quarter of 2015. Other expenses are comprised of certain corporate expenses that are not directly related to an individual segment, including base management fees and professional services, and are allocated based on the investment portfolio balance in each respective segment as of period-end. As of September 30, 2016 and 2015, our commercial real estate assets had carrying values of $211.7 million and $230.2 million, respectively.

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Other expenses remained relatively flat for the first nine months of 2016 compared to the first nine months of 2015. As mentioned above, corporate expenses are allocated based on the investment portfolio balance in each respective segment as of period-end. As of September 30, 2016 and 2015, our commercial real estate assets had carrying values of $211.7 million and $230.2 million, respectively.

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
We have wholly‑owned domestic and foreign subsidiaries that are taxable as corporations for United States federal income tax purposes and thus are not consolidated by us for United States federal income tax purposes. For financial reporting purposes, current and deferred taxes are provided for on the portion of earnings recognized by us with respect to our interest in the domestic taxable corporate subsidiaries, because each is taxed as a regular corporation under the Code. Deferred income tax assets and liabilities are computed based on temporary differences between the GAAP consolidated financial statements and the United States federal income tax basis of assets and liabilities as of each consolidated balance sheet date. The foreign corporate subsidiaries were formed to make certain foreign and domestic investments from time to time. The foreign corporate subsidiaries are organized as exempted companies incorporated with limited liability under the laws of the Cayman Islands, and are anticipated to be exempt from United States federal and state income tax at the corporate entity level because they restrict their activities in the United States to trading in stock and securities for their own account. They generally will not be subject to corporate income tax in our financial statements on their earnings, and no provision for income taxes for the three and nine months ended September 30, 2016 was recorded; however, we will be required to include their current taxable income in our calculation of our gross ordinary income allocable to holders of our Series A LLC Preferred Shares.
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

For the three and nine months ended September 30, 2016, we recorded total income tax expense of $0.3 million and $0.2 million, respectively. Cumulative tax assets and liabilities are included in other assets and accounts payable, accrued expenses and other liabilities, respectively, on our condensed consolidated balance sheets.

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
Corporate Loans
Our corporate loan portfolio had an aggregate par value of $3.9 billion as of September 30, 2016 and $5.7 billion as of December 31, 2015. Our corporate loan portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured loans, second lien loans and subordinated loans. The following table summarizes our corporate loans portfolio stratified by type:
Corporate Loans
(Amounts in thousands)

	September 30, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$3,688,372	$3,671,757	$3,585,415	$5,513,949	$5,401,562	$4,997,394
Second lien	96,464	95,230	85,679	83,492	81,453	78,267
Subordinated	105,403	105,218	84,689	125,205	136,800	112,949
Total	$3,890,239	$3,872,205	$3,755,783	$5,722,646	$5,619,815	$5,188,610

As of September 30, 2016, $3.8 billion par amount, or 96.6%, of our corporate loan portfolio was floating rate and $130.7 million par amount, or 3.4%, was fixed rate. In addition, as of September 30, 2016, $145.1 million par amount, or 3.7%, of our corporate loan portfolio was denominated in foreign currencies, of which 69.9% was denominated in Euros. As of December 31, 2015, $5.6 billion par amount, or 97.5%, of our corporate loan portfolio was floating rate and $142.6 million par amount, or 2.5%, was fixed rate. In addition, as of December 31, 2015, $163.2 million par amount, or 2.9%, of our corporate loan portfolio was denominated in foreign currencies, of which 70.6% was denominated in Euros.
As of September 30, 2016, our fixed rate corporate loans, which include PIKs, had a weighted average coupon of 15.3% and a weighted average years to maturity of 3.4 years, as compared to 15.7% and 4.2 years, respectively, as of December 31, 2015. All of our floating rate corporate loans have index reset frequencies of less than twelve months with the majority resetting at least quarterly. The weighted average coupon on our floating rate corporate loans was 4.9% as of September 30, 2016 and 4.5% as of December 31, 2015, and the weighted average coupon spread to LIBOR of our floating rate corporate loan portfolio was 4.0% as of September 30, 2016 and 3.7% as of December 31, 2015. The weighted average years to maturity of our floating rate corporate loans was 4.8 years as of September 30, 2016 and 4.1 years as of December 31, 2015.
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
As of September 30, 2016, we held a total par value and estimated fair value of non-accrual loans of $104.2 million and $35.5 million, respectively, and $435.2 million and $127.5 million, respectively, as of December 31, 2015. The decline in total non-accrual loans was primarily due to the sale of one asset from a single issuer, which previously comprised the majority of the balance as of December 31, 2015.

Defaulted Loans
Defaulted loans consist of corporate loans that have defaulted under the contractual terms of their loan agreements. As of September 30, 2016, no corporate loans in our portfolio were in default. As of December 31, 2015, we had one corporate loan that was in default with a total estimated fair value of $113.6 million from one issuer.
Concentration Risk
Our corporate loan portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2016, approximately 21% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by RedPrairie Corp, iPayment Investors L.P. and SRS Distribution Inc., which combined represented $152.2 million, or approximately 4% of the aggregate estimated fair value of our corporate loans. As of December 31, 2015, approximately 31% of the total estimated fair value of the our corporate loan portfolio was concentrated in twenty issuers, with the three largest concentrations of corporate loans in loans issued by U.S. Foods Inc., TXU and PQ Corp., which combined represented $434.6 million, or approximately 8% of the aggregate estimated fair value of our corporate loans.
Corporate Debt Securities
Our corporate debt securities portfolio had an aggregate par value of $308.5 million and $447.8 million as of September 30, 2016 and December 31, 2015, respectively. Our corporate debt securities portfolio consists of debt obligations of corporations, partnerships and other entities in the form of senior secured, senior unsecured and subordinated bonds. Our corporate debt securities are included in securities on our condensed consolidated balance sheets. The following table summarizes our corporate debt securities portfolio stratified by type:
Corporate Debt Securities
(Amounts in thousands)

	September 30, 2016			December 31, 2015
	Par	Amortized Cost	Estimated Fair Value	Par	Amortized Cost	Estimated Fair Value
Senior secured	$155,078	$128,989	$49,995	$178,396	$166,313	$110,406
Senior unsecured	25,280	28,880	29,079	137,634	137,949	142,990
Subordinated	128,158	109,288	90,803	131,720	122,997	114,502
Total	$308,516	$267,157	$169,877	$447,750	$427,259	$367,898

As of September 30, 2016, $154.2 million par amount, or 54.1%, of our corporate debt securities portfolio was fixed rate and $130.7 million par amount, or 45.9%, was floating rate. In addition, we had $23.6 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in third‑party‑controlled CLOs. As of December 31, 2015, $307.1 million par amount, or 72.3%, of our corporate debt securities portfolio was fixed rate and $117.9 million par amount, or 27.7%, was floating rate. In addition, we had $22.8 million par amount of other securities that do not have fixed or floating coupons, such as subordinated notes in CLOs.
As of September 30, 2016, $26.5 million par amount, or 8.6%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 89.3% was denominated in Euros. As of December 31, 2015, $26.2 million par amount, or 5.8%, of our corporate debt securities portfolio, was denominated in foreign currencies, of which 87.3% was denominated in Euros.
As of September 30, 2016, our fixed rate corporate debt securities had a weighted average coupon of 9.9% and a weighted average years to maturity of 3.5 years, as compared to 8.4% and 2.8 years, respectively, as of December 31, 2015. All of our floating rate corporate debt securities have index reset frequencies of less than twelve months. The weighted average coupon on our floating rate corporate debt securities was 14.9% as of September 30, 2016 and 14.7% as of December 31, 2015, both of which included a single PIK security earning 15% and excluded other securities such as subordinated notes in third‑party‑ controlled CLOs that do not earn a stated rate. The weighted average coupon spread to LIBOR of our floating rate corporate debt securities was 1.0% as of both September 30, 2016 and December 31, 2015. The weighted average years to maturity of our floating rate corporate debt securities was 5.0 years and 5.9 years as of September 30, 2016 and December 31, 2015, respectively.

Defaulted Securities
As of both September 30, 2016 and December 31, 2015, no corporate debt securities in our portfolio were in default.

Concentration Risk
Our corporate debt securities portfolio has certain credit risk concentrated in a limited number of issuers. As of September 30, 2016, approximately 98% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Mizuho Bank Ltd, and Preferred Proppants LLC, which combined represented $114.4 million, or approximately 67% of the estimated fair value of our corporate debt securities. As of December 31, 2015, approximately 89% of the estimated fair value of our corporate debt securities portfolio was concentrated in ten issuers, with the three largest concentrations of debt securities in securities issued by LCI Helicopters Limited, Preferred Proppants LLC and JC Penney Corp. Inc. which combined represented $192.5 million, or approximately 52% of the estimated fair value of our corporate debt securities.
Other Holdings
Our other holdings primarily consisted of royalty interests in oil and gas properties, equity investments, as well as interests in joint ventures and partnerships.
Natural Resources Holdings

Our natural resources holdings consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	As of September 30, 2016	As of December 31, 2015
Oil and gas properties, net	$111,631	$114,868
Interests in joint ventures and partnerships(1)	120,372	114,136
Total	$232,003	$229,004
_____________________

(1)
Includes $28.3 million and $32.6 million of noncontrolling interests as of September 30, 2016 and December 31, 2015, respectively. Refer to “Interests in Joint Ventures and Partnerships Holdings” below for further discussion around the aggregate balance of our interests in joint ventures and partnerships.

As of September 30, 2016 and December 31, 2015, our oil and gas properties, net totaled $111.6 million and $114.9 million, respectively, and consisted solely of overriding royalty interests in acreage located in Texas. The overriding royalty interests include producing oil and natural gas properties operated by unaffiliated third parties. We had approximately 1,003 and 902 gross productive wells as of September 30, 2016 and December 31, 2015, respectively, in which we own an overriding royalty interest, and the acreage is still under development.

Commodity prices, specifically natural gas and oil, have varied meaningfully over the course of the years. Following a meaningful fall in commodity prices that started in the second half of 2014, the long-term price of WTI crude and natural gas has had less volatility during 2016 compared to 2015. However, commodity prices remain low compared to recent historical levels, and if commodity prices remain depressed or decline again or if a decline is not offset by other factors, we would expect the value of our natural resources assets to be adversely impacted.

Equity Holdings

As of September 30, 2016 and December 31, 2015, our equity investments carried at estimated fair value totaled $213.1 million and $262.9 million, respectively. The following table summarizes the changes in our equity investments, at estimated fair value (amounts in thousands):

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Beginning balance	$218,306	$292,330	$262,946	$181,378
Additions	—	1,503	10,039	109,578
Dispositions and paydowns	—	(167)	(38,727)	(3,342)
Unrealized gains (losses)	(5,403)	(14,246)	(21,852)	(6,873)
Other(1)	165	(74)	662	(1,395)
Ending balance	$213,068	$279,346	$213,068	$279,346
_____________________
(1) Includes foreign exchange translation.

Interests in Joint Ventures and Partnerships Holdings
As of September 30, 2016 and December 31, 2015, our interests in joint ventures and partnerships, which primarily hold assets related to commercial real estate, natural resources and specialty lending, had an aggregate estimated fair value of $779.0 million, which included noncontrolling interests of $65.8 million and $888.4 million, which included noncontrolling interests of $82.9 million, respectively. We currently consolidate majority owned entities for which we are presumed to have control. Specifically, we consolidate three entities, all of which are classified as interests in joint ventures and partnerships. Noncontrolling interests represent the ownership interests that certain third parties hold in these entities that are consolidated in our financial results.

Equity
Our total equity at September 30, 2016 totaled $1.7 billion and included $65.8 million of noncontrolling interests, which represents the equity component held by third parties. Comparatively, our total equity at December 31, 2015 totaled $2.0 billion and included $82.9 million of noncontrolling interests.
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

Preferred Shareholders
The following table shows the distributions declared on our 14.95 million Series A LLC Preferred Shares outstanding:

Declaration Date	Record Date	Payment Date	Cash Distribution Declared per Preferred Share
Year ended December 31, 2016
March 24, 2016	April 8, 2016	April 15, 2016	$0.460938
June 23, 2016	July 8, 2016	July 15, 2016	$0.460938
September 22, 2016	October 10, 2016	October 17, 2016	$0.460938
Year ended December 31, 2015
March 26, 2015	April 8, 2015	April 15, 2015	$0.460938
June 25, 2015	July 8, 2015	July 15, 2015	$0.460938
September 24, 2015	October 8, 2015	October 15, 2015	$0.460938
December 23, 2015	January 8, 2016	January 15, 2016	$0.460938
Common Shareholders
Our Parent owns 100 common shares, constituting all of our outstanding common shares. The following table shows the distributions declared on our common shares:

	Record and Declaration Date	Payment Date	Cash Distribution Declared per Common Share
Year ended December 31, 2016
First Quarter ended March 31, 2016	May 9, 2016	May 10, 2016	$245,741
Second Quarter ended June 30, 2016	July 21, 2016	July 22, 2016	$179,230
Third Quarter ended September 30, 2016	(1)	(1)	(1)
Year ended December 31, 2015
First Quarter ended March 31, 2015	May 7, 2015	May 8, 2015	$342,908
Second Quarter ended June 30, 2015	August 6, 2015	August 7, 2015	$521,120
Third Quarter ended September 30, 2015	November 5, 2015	November 6, 2015	$375,155
Fourth Quarter ended December 31, 2015	February 25, 2016	February 26, 2016	$383,135
___________________
(1) There were no distributions declared or paid for the period.

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
LIQUIDITY AND CAPITAL RESOURCES

We actively manage our liquidity position with the objective of preserving our ability to fund our operations and fulfill our commitments on a timely and cost-effective basis. Although we believe our current sources of liquidity are adequate to preserve our ability to fund our operations and fulfill our commitments, we may evaluate opportunities to issue incremental capital. As of September 30, 2016, we had unrestricted cash and cash equivalents totaling $677.2 million.

The majority of our investments are held in Cash Flow CLOs. Accordingly, the majority of our cash flows have historically been received from our investments in the secured and subordinated notes of our Cash Flow CLOs. However, during the period in which a Cash Flow CLO is not in compliance with an over-collateralization test (‘‘OC Test’’), as outlined in its respective indenture, the cash flows we would generally expect to receive from our Cash Flow CLO holdings are paid to the secured note holders of the Cash Flow CLOs. As described in further detail below, as of September 30, 2016, all of our Cash Flow CLOs were in compliance with their respective coverage tests (specifically, their OC Tests and interest coverage (‘‘IC’’) tests) and made cash distributions to secured and/or subordinated note holders, including us.

Since April 30, 2014, the date we became a subsidiary of KKR & Co., the size of our corporate loan and debt securities portfolio has declined largely due to the calling of our CLOs. As of September 30, 2016, all of our legacy CLOs have been called for redemption. These legacy CLOs, which were issued prior to 2012, were larger in total transaction size relative to those that were issued subsequently. The size of new CLOs and the frequency of CLO issuances will depend on market conditions. CLO issuances typically increase when the spread between the value of CLO assets and liabilities generates an attractive return to subordinated note holders. In the case where demand for loans leads to tighter spreads or if interest rates for the liabilities increase, the return to subordinated note holders would be less attractive, and the issuance of CLOs would be expected to generally decline. Consequently, since April 30, 2014, the amount of corporate loan and security interest income and interest expense on our CLO notes has declined along with the volatility in our interest income and interest expense. While the size of our CLO portfolio may continue to decline in the near term, along with the levels of associated corporate loan and security interest income and interest expense on our CLO notes, as we have called for redemption all notes issued by all six legacy CLOs, we do not expect the rate of decline in the near term to be as significant as in recent quarters. Based on the above factors combined with alternative investment opportunities, we may selectively redeploy capital to other assets outside of CLOs.

Sources and Uses of Funds

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

During the three and nine months ended September 30, 2016, we issued $7.0 million par amount of CLO 13 class F notes for proceeds of $5.9 million.

On September 14, 2016, we closed CLO 15, a $410.8 million secured financing transaction maturing on October 18, 2028. We issued $370.5 million par amount of senior secured notes to unaffiliated investors, all of which was floating rate with a weighted-average coupon of three-month LIBOR plus 2.05%. We also issued $12.1 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 15 collateralize the CLO 15 debt, and as a result, those investments are not available to us, our creditors or shareholders.

On June 7, 2016, we closed CLO 2016-1, a $426.4 million secured financing transaction maturing on June 7, 2018, which was funded during the third quarter of 2016. We issued $330.9 million par amount of senior secured notes to unaffiliated investors at a rate of three-month LIBOR plus 1.70% and $25.7 million par amount of subordinated notes to unaffiliated investors. The investments that are owned by CLO 2016-1 collateralize the CLO 2016-1 debt, and as a result, those investments are not available to us, our creditors or shareholders.

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

During April 2016, the remaining $15.1 million of CLO 2007-A subordinated notes owned by third parties were deemed repaid in full, whereby we distributed cash and assets held as collateral in CLO 2007-A to the subordinated note holders.

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

Defaults of assets in CLOs, ratings downgrade of assets in CLOs to CCC, price declines of CCC assets in excess of the proscribed CCC threshold amount, and price declines in assets classified as discount obligations may reduce the over-collateralization ratio such that a CLO is not in compliance. If a CLO is not in compliance with an OC Test, cash flows normally payable to the holders of junior classes of notes will be used by the CLO to amortize the most senior class of notes until such point as the OC Test is brought back into compliance. While being out of compliance with an OC Test would not impact our investment portfolio or results of operations, it would impact our unrestricted cash flows available for operations, new investments and cash distributions. As of September 30, 2016, all of our CLOs were in compliance with their respective OC Tests.

An affiliate of our Manager has entered into separate management agreements with our Cash Flow CLOs and is entitled to receive fees for the services performed as collateral manager. The indentures governing the CLO transactions stipulate the reinvestment period during which the collateral manager can generally sell or buy assets at its discretion and can reinvest principal proceeds into new assets. CLO 2012-1, CLO 2013-1, CLO 2013-2, CLO 9, CLO 10, CLO 11, CLO 13 and CLO 15 will end their reinvestment periods during December 2016, July 2017, January 2018, October 2018, December 2018, April 2019, January 2020 and October 2020, respectively.

Pursuant to the terms of the indentures governing our CLO transactions, we have the ability to call our CLO transactions after the end of their respective non-call periods. During August 2016, we called CLO 2007-1 and repaid all senior and mezzanine notes totaling $945.6 million par amount. During November 2015, we called CLO 2005-2 and repaid all senior and mezzanine notes totaling $140.2 million par amount. In addition, during July 2015, we called CLO 2005-1 and repaid all senior and mezzanine notes totaling $142.4 million par amount. Furthermore, during February 2015, we called CLO 2006-1 and repaid aggregate senior and mezzanine notes totaling $181.8 million par amount. In connection with the repayment of CLO 2007-1 notes and CLO 2006-1 notes, the related interest rate swaps, with contractual notional amounts of $142.3 million and $84.0 million, respectively, were terminated.

During the three and nine months ended September 30, 2016, $947.6 million and $1.5 billion par amount, respectively, of original CLO 2007-1 and CLO 13 secured notes were repaid, which included the repayment in full related to the calling of CLO 2007-1. Comparatively, during the three and nine months ended September 30, 2015, $583.6 million and $1.1 billion par amount, respectively, of original CLO 2005-1, CLO 2005-2 and CLO 2007-1 secured notes were repaid, which included the repayment in full related to the calling of CLO 2005-1. CLO 2011-1 and CLO 2016-1 do not have reinvestment periods and all principal proceeds from holdings in the respective CLOs are used to amortize the transaction. During both the three and nine months ended September 31, 2016, $280.0 par amount of original CLO 2016-1 secured and subordinated notes were repaid. During March 2016, we called CLO 2011-1 and repaid all senior debt totaling $249.3 million par amount. During the three and nine months ended September 30, 2015, $119.3 million and $150.1 million par amount, respectively, of original CLO 2011-1 senior debt was repaid.

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

Senior Notes

On October 25, 2016, we announced our intention to redeem all of our outstanding Notes due 2041 on November 15, 2016 in accordance with the optional redemption provisions provided in the documents governing the Notes due 2041. As of October 25, 2016, there was $258.8 million aggregate principal amount of the Notes due 2041 outstanding. The redemption price will equal 100% of the principal amount of the Notes due 2041 plus unpaid interest accrued thereon to, but excluding, the redemption date, in accordance with the terms of the Notes due 2041. We intend to use cash on hand to fund the redemption.

Off-Balance Sheet Arrangements

We participate in certain contingent financing arrangements, whereby we are committed to provide funding of up to a specific predetermined amount at the discretion of the borrower or have entered into an agreement to acquire interests in certain assets. As of September 30, 2016 and December 31, 2015, we had unfunded financing commitments for corporate loans totaling $4.3 million and $8.6 million, respectively.

We participate in joint ventures and partnerships alongside KKR and its affiliates through which we contribute capital for assets, including development projects related to our interests in joint ventures and partnerships that hold commercial real estate and natural resources investments, as well as specialty lending focused businesses. As of September 30, 2016, we estimated these future contributions to total approximately $94.0 million, whereby approximately 72% was related to our credit segment and 28% was related to our Other segment. As of December 31, 2015, we estimated these future contributions to total approximately $163.0 million, whereby approximately 44% was related to our credit segment, 34% was related to our natural resources segment and 22% was related to our Other segment.

We had investments, held alongside KKR and its affiliates, in real estate entities that were financed with non-recourse debt totaling approximately $1.3 billion as of September 30, 2016 and $1.6 billion as of December 31, 2015. Under non-recourse debt, the lender generally does not have recourse against any other assets owned by the borrower or any related parties of the borrower, except for certain specified exceptions listed in the respective loan documents including customary ‘‘bad boy’’ acts and environmental losses. In connection with certain of these investments, joint and several non-recourse carve-out guarantees and environmental indemnities were provided, pursuant to which KFN guarantees losses or the full amount of the applicable loan in the event of specified bad acts or environmental matters. In addition, completion guarantees were provided for certain properties to complete all or portions of development projects, and partial payment guarantees were provided for certain investments.

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

If we are engaged in a United States trade or business, a portion of any gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares may be treated for United States federal income tax purposes as effectively connected income, and hence such holder may be subject to United States federal income tax on the sale or exchange. Moreover, if the fair market value of our investments in United States real property interests, which include our investments in natural resources, real estate and REIT subsidiaries that invest primarily in real estate, represent more than 10% of the total fair market value of our assets, our Series A LLC Preferred Shares could be treated as United States real property interests. In such case, gain recognized by an investor who is a non-United States person on the sale or exchange of its Series A LLC Preferred Shares would be treated for United States federal income tax purposes as effectively connected income (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period). We believe that the fair market value of our investments in United States real property interests represented more than 10% of the total fair market value of our assets during the third quarter of 2016. As a result, although the Treasury regulations are not entirely clear, the Series A LLC Preferred Shares (unless our Series A LLC Preferred Shares are regularly traded on a securities market and the non-United States person owned 5% or less of the shares of our Series A LLC Preferred Shares during the applicable compliance period) could be treated as United States real property interests. Moreover, it is possible that the Internal Revenue Service ("IRS") could take the position that such shares would be treated as United States real property interests for the five years following the last date on which more than 10% of the total fair market value of our assets consisted of United States real property interests. If gain from the sale of our Series A LLC Preferred Shares is treated as effectively connected income, the holder may be subject to United States federal income and/or withholding tax on the sale or exchange.

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
We are organized as a holding company. We conduct our operations primarily through our majority‑owned subsidiaries. Each of our subsidiaries is either outside of the definition of an investment company in Sections 3(a)(1)(A) and 3

(a)(1)(C), described above, or excepted from the definition of an investment company under the Investment Company Act. We believe that we are not, and that we do not propose to be, primarily engaged in the business of investing, reinvesting or trading in securities and we do not believe that we have held ourselves out as such. We intend to continue to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.
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
IRAN SANCTIONS RELATED DISCLOSURE

Under the Iran Threat Reduction and Syrian Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in certain specified activities during the period covered by the report. We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 30, 2016. We note, however, that KKR & Co. L.P., our parent, has informed us that it has included the disclosure reproduced below (relating to a company in which its credit funds and other vehicles own a minority interest) in Exhibit 99.1 to its quarterly report on Form 10-Q as filed with the SEC on November 4, 2016, as required by Section 13(r) of the Exchange Act (the “KKR Disclosure”).
KKR Disclosure:
"The information below was provided by the relevant company in connection with its activities. We have not independently verified this information.

A European company, in which our credit funds and other vehicles own a minority interest, had brokered an insurance policy for NPC International Limited. The European company has informed us that the gross revenue and net profits attributable to this policy was less than £400 per annum from 2013 to 2015, and less than £120 for the period January 1, 2016 through October 31, 2016. We have been advised that the European company expects the policy will be canceled on November 16, 2016."

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risks

From time to time, we may make investments that are denominated in a foreign currency through which we may be subject to foreign currency exchange risk. As of September 30, 2016, $146.9 million estimated fair value, or 3.7%, of our corporate debt portfolio was denominated in foreign currencies, of which approximately 77.7% was denominated in Euros. In addition, as of September 30, 2016, $163.9 million estimated fair value, or 17.7%, of our interests in joint ventures and partnerships and equity investments had foreign exposure, including those denominated in foreign currencies, of which approximately 28.5% was denominated in Euros and 24.9% was denominated in the British pound sterling.
Based on these investments, we are exposed to movements in foreign currency exchange rates which may impact earnings if the United States dollar significantly strengthens or weakens against foreign currencies. Accordingly, we may use derivative instruments from time to time, including foreign exchange options and forward contracts, to manage the impact of fluctuations in foreign currency exchange rates. As of September 30, 2016, the net contractual notional balance of our foreign exchange options and forward contract liabilities totaled $297.9 million, the majority of which related to certain of our foreign currency denominated assets. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

Interest rate risk impacts our interest income, interest expense, prepayments, as well as the fair value of our investments, interest rate derivatives and liabilities. We generally fund our variable rate investments with variable rate borrowings with similar interest rate reset frequencies. Based on our variable rate investments and related variable rate borrowings as of September 30, 2016, we estimated that increases in interest rates would impact net income by approximately (amounts in thousands):

Change in interest rates	Annual Impact
Increase of 1.0%	$1,759
Increase of 2.0%	$7,558
Increase of 3.0%	$13,357
Increase of 4.0%	$19,156
Increase of 5.0%	$24,955

As of September 30, 2016, approximately 91.7% of our floating rate corporate debt portfolio had LIBOR floors with a weighted average floor of 0.97%. Given these LIBOR floors, increases in short-term interest rates of 1% or more will result in a greater positive impact as yields on interest-earning assets are expected to rise faster than the cost of funding sources. The simulation above assumes that the asset and liability structure of the condensed consolidated balance sheets would not be changed as a result of the simulated changes in interest rates.

We manage our interest rate risk using various techniques ranging from the purchase of floating rate investments to the use of interest rate derivatives. The use of interest rate derivatives is a component of our interest risk management strategy. As of September 30, 2016, we had interest rate swaps with a contractual notional amount of $125.0 million, which were used to hedge a portion of the interest rate risk associated with our floating rate junior subordinated notes. The objective of the interest rate swaps is to eliminate the variability of cash flows in the interest payments of these notes due to fluctuations in the indexed rate. The estimated fair value of the interest rate swaps is based on the 30-year swap rate and all changes in value are reflected as net unrealized gains and losses on the condensed consolidated statements of operations. Refer to “Derivative Risk” below for further discussion on our derivatives.
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

The following table summarizes the aggregate notional amount and estimated net fair value of our derivative instruments held (amounts in thousands):

	As of September 30, 2016
	Notional	Estimated Fair Value
Free-Standing Derivatives:
Interest rate swaps	$125,000	$(47,907)
Foreign exchange forward contracts and options	(297,947)	24,642
Common stock warrants	—	1,613
Options	—	2,227
Total		$(19,425)

For our derivatives, our credit exposure is directly with our counterparties and continues until the maturity or termination of such contracts. The following table sets forth the estimated net fair values of our primary derivative investments by remaining contractual maturity as of September 30, 2016 (amounts in thousands):

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Free-Standing Derivatives:
Interest rate swaps	$(641)	$—	$—	$(47,266)	$(47,907)
Foreign exchange forward contracts and options	9,555	11,167	3,920	—	24,642
Total	$8,914	$11,167	$3,920	$(47,266)	$(23,265)

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. Based on their evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The section entitled “Contingencies” appearing in Note 9 “Commitments and Contingencies” of our condensed consolidated financial statements included elsewhere in this report is incorporated herein by reference.

ITEM 1A. RISK FACTORS

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 29, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 10, 2016, both of which are accessible on the SEC’s website at www.sec.gov.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The Manager receives quarterly incentive compensation from the Company based on its achievement of specified levels of net income pursuant to the Management Agreement. The Manager has agreed to waive incentive fees of $16.1 million for the three months ended September 30, 2016, which were attributable to a non-cash item.

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
ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Fee Waiver Letter, dated November 7, 2016, between KKR Financial Advisors LLC and KKR Financial Holdings LLC
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification
32	Certification Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 9, 2016